Form 10-Q
period 1998-06-30
CUMULUS MEDIA INC
filed 1998-08-14
CIK 1058623

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1998.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the Transition period from ____________ to ___________

                        Commission File Number 000-24525

                               CUMULUS MEDIA INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Illinois                             36-4159663
        -------------------------------              ------------------
        (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

  111 E. Kilbourn Ave., Suite 2700, Milwaukee, WI           53202
  -----------------------------------------------          --------
     (Address of Principal Executive Offices)             (Zip Code)

                                 (414) 615-2800
                                 --------------
               Registrant's Telephone Number, Including Area Code:

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      As of July 31, 1998, the registrant had outstanding 19,737,198 shares of common stock.

                               CUMULUS MEDIA INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Pro Forma Consolidated Balance Sheet as of June 30, 1998
          and Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997.....................................................

            Consolidated Statements of Operations for the three and six months ended June 30, 1998 and the period from inception on
          May 22, 1997 to June 30, 1997.........................................

            Consolidated Statements of Cash Flows for the six months ended
          June 30, 1998 and the period from inception on May 22, 1997 to
          June 30, 1997 ........................................................

          Notes to Consolidated Financial Statements............................

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings...................................................

Item 2.     Changes in Securities and Use of Proceeds...........................

Item 3.     Defaults Upon Senior Securities ....................................

Item 4.     Submission of Matters to a Vote of Security Holders.................

Item 5.     Other Information...................................................

Item 6.     Exhibits and Reports on Form 8-K....................................

Signatures......................................................................

Exhibit Index...................................................................

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

Cumulus Media Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for share data)


                                                                           Pro Forma
                                                                            June 30,          June 30,      December 31,
                                                                              1998              1998           1997
                                                                          ------------     ------------     ------------
                                                                           (Unaudited)      (Unaudited)

                          Assets

Current assets:
  Cash and cash equivalents..........................................      $255,042         $  1,867         $  1,573
  Accounts receivable, less allowance for doubtful accounts
    of $405, $405, and $125 respectively.............................        20,108           20,108            5,241
  Prepaid expenses and other current assets..........................         2,824            2,824              288
                                                                           --------         --------         --------
      Total current assets...........................................       277,974           24,799            7,102

Property and equipment, net..........................................        17,350           17,350            8,120
Intangible assets, net...............................................       181,515          181,515           90,217
Other assets.........................................................        25,187           18,849            5,002
                                                                           --------         --------         --------
      Total assets...................................................      $502,026         $242,513         $110,441
                                                                           --------         --------         --------
                                                                           --------         --------         --------

               Liabilities and Stockholder's Equity

Current liabilities:
  Accounts payable and accrued expenses..............................      $  11,240        $ 11,240         $  3,643
  Current portion of long-term debt..................................             12              12               12
  Other current liabilities..........................................             --              --              195
                                                                           ---------        --------         --------
      Total current liabilities......................................         11,252          11,252            3,850

Long-term debt
  Credit Facility, excluding current portion.........................         62,749         142,249           42,789
  Notes..............................................................        160,000              --               --
Other liabilities....................................................            921             921              400
Deferred income taxes................................................          1,083           1,083               --
                                                                           ---------         --------        --------
      Total liabilities..............................................        236,005         155,505           47,039
                                                                           ---------         --------        --------
Preferred stock subject to mandatory redemption, stated value
$10,000 per share, 12,000 shares authorized, 3,250 shares and
1,625 shares outstanding respectively................................             --          31,602           13,426
                                                                           ---------         --------        --------
Series A Cumulative Exchangeable Redeemable Preferred
  Stock due 2009, Stated value $1,000 per share,
  125,000 shares outstanding.........................................        125,000              --               --
                                                                           ---------        ---------        --------
 Commitments and contingencies (Note 10)

Stockholder's equity:
  Class A common stock, par value $.01 per share;
    50,000,000 shares authorized; 8,575,505 shares outstanding.......            86               --               --
  Class B common stock, par value $.01 per share;
    20,000,000 shares authorized; 8,785,416 shares outstanding.......            88               --               --
  Class C common stock, par value $.01 per share;
    30,000,000 shares authorized; 2,376,277 shares outstanding.......            24               --               --
  Common stock, $.01 par value; authorized 10,000 shares;
    issued 1,000 shares..............................................            --               --               --
  Additional paid-in-capital.........................................       152,175           66,758           53,549
  Accumulated other comprehensive income.............................             5                5                5
  Accumulated deficit................................................      (11,357)         (11,357)          (3,578)
                                                                           --------         --------         --------
      Total stockholder's equity.....................................       141,021           55,406           49,976
                                                                           --------         --------         --------
      Total liabilities and stockholder's equity.....................      $502,026         $242,513         $110,441
                                                                           --------         --------         --------
                                                                           --------         --------         --------


               See Notes to Consolidated Financial Statements

Cumulus Media Inc.
Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(Unaudited)

                                                                                                              For the period
                                                                          Three Months       Six Months       from inception on
                                                                              Ended             Ended         May 22, 1997 to
                                                                          June 30, 1998     June 30, 1998      June 30, 1997
                                                                          -------------     -------------     ----------------

Revenues.............................................................        24,155           37,937               84
Less: agency commissions.............................................        (2,268)          (3,555)              (2)
                                                                           --------         --------         --------
      Net revenues...................................................        21,887           34,382               82
Operating expenses:
  Station operating expenses, excluding depreciation and
    amortization.....................................................        16,372           27,275              296
  Depreciation and amortization......................................         4,154            6,901               78
  Corporate general and administrative...............................         1,270            2,231              137
                                                                           --------         --------         --------
    Operating expenses...............................................        21,796           36,407              511
                                                                           --------         --------         --------
      Operating income (loss)........................................            91           (2,025)            (429)
                                                                           --------         --------         --------
Nonoperating income (expense):
  Interest expense...................................................        (2,732)          (4,249)              --
  Interest income....................................................           212              355                8
  Other income (expense), net........................................             4               (2)             (24)
                                                                           --------         --------         --------
    Nonperating expenses, net........................................        (2,516)          (3,896)             (16)
                                                                           --------         --------         --------
    Loss before income taxes.........................................        (2,425)          (5,921)            (445)
    Income tax expense...............................................           (21)             (21)              --
                                                                           --------         --------         --------
    Loss before extraordinary item...................................        (2,446)          (5,942)            (445)
    Extraordinary loss of early extinguishment of debt...............            --           (1,837)              --
                                                                           --------         --------         --------
    Net loss.........................................................        (2,446)          (7,779)            (445)

Preferred stock dividend.............................................         1,084            1,926               --
                                                                           --------         --------         --------
    Net loss attributable to common stockholders.....................      $ (3,530)        $ (9,705)        $   (445)
                                                                           --------         --------         --------
                                                                           --------         --------         --------
Basic and diluted loss per share.....................................      $ (3,530)        $ (9,705)        $   (445)
                                                                           --------         --------         --------
                                                                           --------         --------         --------
Average shares outstanding...........................................         1,000            1,000            1,000
                                                                           --------         --------         --------
                                                                           --------         --------         --------


               See Notes to Consolidated Financial Statements

Cumulus Media Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)


                                                                                             For the period
                                                                            Six Months      from inception on
                                                                              Ended          May 22, 1997 to
                                                                           June 30, 1998      June 30, 1997
                                                                           -------------     -----------------


Cash flows from operating activities:
  Net loss...........................................................       $  (7,779)            $  (445)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Extraordinary loss on early extinguishement of debt............           1,837                  --
      Depreciation...................................................           1,075                  33
      Amortization of goodwill, intangible assets and other assets...           4,030                  45
  Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable............................................         (14,214)                  4
      Prepaid expenses and other current assets......................          (2,523)                 (4)
      Accounts payable and accrued expenses..........................           7,247                 135
      Other assets...................................................          (3,058)                (44)
      Other liabilities..............................................            (382)                 15
                                                                            ----------            --------
      Net cash used in operating activities..........................         (13,767)               (261)
                                                                            ----------            --------

Cash flows from investing activities:
  Acquisitions.......................................................        (103,741)               (148)
  Escrow deposits on pending acquisitions............................          (7,735)             (4,438)
  Capital expenditures...............................................          (1,752)                (37)
  Other..............................................................            (348)               (113)
                                                                            ----------            --------
      Net cash used by investing activities..........................        (113,576)             (4,736)
                                                                            ----------            --------

Cash flows from financing activities:
  Net proceeds from revolving line of credit.........................         175,000                  --
  Payments on revolving line of credit...............................         (75,535)                 --
  Payments on promissory notes.......................................              (5)                 --
  Proceeds from issuance of common stock.............................          15,135               8,757
  Proceeds from issuance of preferred stock..........................          16,250                  --
  Payments for debt issuance costs...................................          (3,208)                 --
                                                                            ----------            --------
      Net cash provided by financing activities......................         127,637               8,757
                                                                            ----------            --------

Increase in cash and cash equivalents................................             294               3,760

Cash and cash equivalents at beginning of period.....................           1,573                  --
                                                                            ----------            --------
Cash and cash equivalents at end of period...........................           1,867               3,760
                                                                            ----------            --------
                                                                            ----------            --------
Supplemental disclosures of cash information:
  Interest paid......................................................       $   4,249                  --
                                                                            ----------            --------
                                                                            ----------            --------
Non-cash operating and financing activities:
  Trade revenue......................................................       $   2,472             $    18
                                                                            ----------            --------
                                                                            ----------            --------

  Trade expense......................................................       $   2,449             $    17
                                                                            ----------            --------
                                                                            ----------            --------

  Assets acquired through notes payable..............................       $   1,051             $    --
                                                                            ----------            --------
                                                                            ----------            --------


               See Notes to Consolidated Financial Statements

                              Cumulus Media Inc.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)

1.  Interim financial data

    The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") for the period from inception on May 22, 1997 to December
31, 1997, including the notes thereto, included in the Company's Registration Statement on Form S-1 (No. 333-48849). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations for the three months and six months ended June 30, 1998 and cash flows for the six months ended June 30, 1998 are not necesssarily indicative of the results that can be expected for the entire fiscal year ending December 31, 1998.


2.  Initial Public Offering

On July 1, 1998, the Company completed its initial public offering of common and preferred stock and debt totaling $391 million. The common stock offering was for 7,598,572 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), including 6,428,572 shares sold by the Company and 1,170,000 shares sold by State of Wisconsin Investment Board. Of the 7,598,572 shares of Class A Common Stock sold, 1,519,714 shares were sold in an offering outside the U.S. and Canada and 6,078,858 shares were sold in a concurrent offering in the United States and Canada. In addition, on July 31, 1998 the underwriters exercised a portion of the over-allotment options and the Company sold an additional 800,000 shares of Class A Common Stock for net proceeds to the Company of $10.4 million. These offerings are collectively referred to as the "Stock Offering." Concurrently with the Stock Offering, the company sold in a preferred stock offering (the "Preferred Stock Offering") $125.0 million of 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (the "Series A Preferred Stock") approximately $34.5 million of which was sold directly by the Company to The Northwestern Mutual Life Insurance Company at a purchase price equal to the price to the public and $160.0 million of 10 3/8% Senior Subordinated Notes Due 2008 (the "Notes") (the "Debt Offering" and, together with the stock Offerings and the Preferred Stock Offering, the "Offerings").

Immediately prior to the completion of the Offerings, (i) all shares of the Company's 12% Class A Cumulative Preferred Stock which were held by The Northwestern Mutual Life Insurance Company (the "NML Preferred Stock") plus all accrued and unpaid dividends thereon as of the exchange date were exchanged for shares of Series A Preferred Stock having an equivalent aggregate liquidation value pursuant to The Preferred Stock Offering; and
(ii) Media LLC was liquidated and the Shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of the Company held by Media LLC was distributed by Media LLC to its members in liquidation (the "Reorganization").

Prior to the completion of the Offerings, the Company financed its acquisitions primarily through private equity financings and borrowings under a credit agreement (the "Old Credit Agreement"). In March 1998, the Company entered into a $190.0 million senior credit facility (the "Credit
Facility"). The Credit Facility was amended as of May 1, 1998, as of June 24, 1998 and as of June 26, 1998, to provide for a revolving credit line of $25.0 million until March 2, 2006 and an eight-year term loan facility of $125.0 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of the term facility upon the closing of the Offerings.

The unaudited pro forma consolidated balance sheet of the Company as of June 30, 1998 gives effect to the Reorganization, borrowing under the Credit Facility and the Offerings (collectively referred to as the "Transactions"). The unaudited pro forma consolidated balance sheet is presented for illustrative purposes only and is not indicative of the financial position that would have occurred if transactions had been consummated on June 30, 1998.

                              Cumulus Media Inc.
            Notes to Consolidated Financial Statements (Continued)
              (Dollars in thousands, except for per share data)
                                (Unaudited)

3. Acquisitions and Disposition:

     The Company completed the following acquisitions of radio stations for cash during the six months ended June 30, 1998:



Markets and Stations                                  Acquisition Date    Purchase Price(1)
--------------------                                  ----------------    -----------------
Columbus, GA
  M & M Partners
  (WVRK-FM, WGSY-FM, WPNX-AM and WMLF-AM)........      January 6, 1998        $ 12,842

  Minority Radio Associates
  (WAGH-FM)......................................       March 17, 1998        $  2,054

Tallahassee, Florida
  Tally Radio, L.C.
  (WWLD-FM)......................................     January 16, 1998        $  1,200

  HVS Partners
  (WBZE-FM, WHBT-AM and WHBX-FM).................     January 16, 1998        $ 15,596

Toledo, Ohio
  Venice Broadcasting Corp.
  (WXKR-FM)......................................     January 27, 1998        $  5,009

Salisbury, Maryland
  Connor Broadcasting Corporation
  (WSBY-FM and WJDY-AM)..........................    February 11, 1998        $  1,361

Ann Arbor, Michigan
  Arbor Radio LP
  (WIQB-FM, WQKL-FM, WTKA-AM and WDEO-AM)........        March 2, 1998        $ 15,170

Myrtle Beach, South Carolina
  Carolina Broadcasting, Inc.
  (WJXY-AM and WJXY-FM)..........................       March 16, 1998        $  2,307

  Seacoast Radio Company, LLC
  WDAI-FM
  Sunny Broadcasters, Inc.
  (WSNY-FM)......................................       March 25, 1998        $  8,229

Florence, South Carolina
  Forjay Broadcasting Corporation
  (WYNN-FM and WYNN-AM)..........................       March 23, 1998        $  4,393

Amarillo, Texas
  Heritage Communications
  (KZRK-AM and KZRK-FM)..........................     April 1, 1998           $  1,004

Augusta, Georgia
  Savannah Valley Broadcasting Radio Properties
  (WBBQ-AM AND WBBQ-FM)..........................     April 1, 1998           $ 10,206

Abilene, Texas
  IO Radio, Inc.
  (KHXS-FM)......................................     April 7, 1998           $    385

Amarillo, Texas
  West Jewel
  (KARX-FM)......................................     April 8, 1998           $    888

Abilene, Texas
  Big Country Broadcasting
  (KBCY-FM and KCDD-FM)..........................     April 15, 1998          $  1,888

Amarillo, Texas
  Wiskes-Abaris
  (KQIZ-FM)......................................     April 30, 1998          $  3,178

Florence, South Carolina
  GHB Broadcasting
  (WHSC-AM and WHSC-FM)..........................     May 1, 1998             $    705

Beaumont, Texas
  Beaumont Skywave, Inc.
  (KTCX-FM)......................................     May 15, 1998            $  3,736

Beaumont, Texas
  Ninety-Four Point One, Inc.
  (KAYD-FM, KAYD-AM, KQXY-FM, KQHN-AM)...........     May 15, 1998            $ 11,596

Dubuque, Iowa
  KIKR, Inc.
  (KIKR-FM)......................................     June 3, 1998            $  1,350

Amarillo, Texas
  Westwind
  (KPUR-FM and KPUR-AM)..........................     June 9, 1998            $    829
                                                                              --------
                                                                              $103,926
                                                                              --------
                                                                              --------


(1) Includes acquisition related costs.

     The aforementioned acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated June 30, 1998 balance sheet includes the acquired assets and

                                     CUMULUS MEDIA INC.

                       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                        (Unaudited)

3. ACQUISITIONS AND DISPOSITION: (CONTINUED)

liabilities and the statements of operations for the three and six months ended June 30, 1998 include the results of operations of the acquired entities from their respective dates of acquisition.

     An allocation of the purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.



        Current assets, other than cash...................   $    657
        Property and equipment............................      8,660
        Intangible assets.................................     95,710
        Other liabilities.................................     (1,101)
                                                             --------
                                                             $103,926
                                                             --------
                                                             --------


     The unaudited consolidated condensed pro forma results of operations data for the six months ended June 30, 1998 as if the acquisitions had occurred on January 1, 1998 follows:



        Net revenues......................................     $ 39,073
                                                               --------
                                                               --------
        Operating loss....................................     $  1,525
                                                               --------
                                                               --------
        Net loss..........................................     $ (7,278)
                                                               --------
                                                               --------
        Net loss attributable to common stockholders......     $ (9,204)
                                                               --------
                                                               --------
        Basic loss per common share (in dollars)..........     $ (9,204)
                                                               --------
                                                               --------

     Escrow funds of approximately $9,734 paid by the Company in connection with transactions completed subsequent to June 30, 1998 and for transactions which the Company has signed an agreement for the purchase of an entity have been classified as other assets at June 30, 1998 in the accompanying consolidated balance sheet.

                              Cumulus Media Inc.

              (Dollars in thousands, except for per share data)
                                 (Unaudited)


3. Acquisitions and Disposition: (Continued)

     During the six months ended June 30, 1998, the Company operated the following stations under local marketing agreements ("LMA"):


    Market and Stations                                         LMA Effective Date
    -------------------                                         -------------------

     Green Bay, Wisconsin
      American Communications Co.
      (WJLW-FM)...........................................       February 15, 1998

      Brillion Radio Company
      (WEZR-FM)...........................................       February 15, 1998

     Augusta, Georgia
      Savannah Valley Broadcasting Radio Properties
      (WBBQ-AM and WBBQ-FM)..............................        September 4, 1997

     Salisbury, Maryland
      WWFG-FM and WOSC-FM
      (WWFG-FM and WOSC-FM)..............................         February 1, 1998

     Tallahassee, Florida
      HVS Partners
      (WHBX-FM, WBZE-FM and WHBT-AM).....................          August 18, 1997

      Tally Radio, L.C.
      (WWLD-FM)..........................................          August 18, 1997

      Tallahassee Broadcasting, Inc.
      (WGLF-FM)..........................................          August 18, 1997

     Abilene, Texas
      Big Country Broadcasting
      (KBCY-FM and KCDD-FM)..............................         November 1, 1997

      IQ Radio, Inc.
      (KHXS-FM)..........................................         November 1, 1997

     Amarillo, Texas
      Westwind
      (KPUR-FM and KPUR-AM)..............................          January 1, 1998

      Heritage Communications
      (KZRK-FM and KZRK-AM)..............................          January 1, 1998

      West Jewel
      (KARX-FM)..........................................          January 1, 1998

      Wiskes-Abaris
      (KQIZ-FM)..........................................        February 15, 1998


                              Cumulus Media Inc.


            Notes to Consolidated Financial Statements (Continued)

              (Dollars in thousands, except for per share data)
                                 (Unaudited)


3. Acquisitions and Disposition: (Continued)


     Odessa-Midland, Texas
      New Frontier Communications, Inc.
      (KGEE-FM, KODM-FM, KNFM-FM, KMND-AM and
        KBAT-FM)..........................................       January 1, 1998

     Marion Carbondale, Illinois
      Clearly Superior Radio Properties
      (WDDD-FM, WDDD-AM, WTAO-FM, WVZA-FM,
        WQUL-FM and WFRX-AM)..............................       January 1, 1998

     Columbus, Georgia
      Minority Associates
      (WAGH-FM)...........................................       January 1, 1998

     Savannah, Georgia
      Savannah Communications, L.P.
      (WBMQ-AM, WIXV-FM and WSGF-FM)......................       January 1, 1998

      WJCL-FM
      (WJCL-FM)...........................................       January 1, 1998

      Phoenix Broadcast Partners, Inc.
      (WZAT-FM)...........................................        March 16, 1998

     Beaumont, Texas
      Beaumont Skywave, Inc.
      (KTCX-FM)...........................................     February 15, 1998

     Myrtle Beach, South Carolina
      Carolina Broadcasting, Inc.
      (WXJY-FM)...........................................        March 16, 1998

     Florence, South Carolina
      Clarendon County Broadcasting
      (WHLZ-FM, WYMB-AM)..................................        March 18, 1998

      Pamplico Broadcasting, L.P.
      (WBZF-FM, WMXT-FM, WWFN-FM).........................        March 16, 1998

     Montgomery, Alabama
      Republic Corporation
      (WMSP-AM, WNZZ-AM, WMXS-FM and WLWI-FM).............     February 11, 1998

     Chattanooga, Tennessee
      Republic Corporation
      (WUSY-FM)...........................................     February 11, 1998

     Augusta, Georgia
      P&T Broadcasting, Inc.
      (WLOV-AM, WLOV-FM)..................................         April 1, 1998

     Dubuque, Iowa
      KIKR, INC.
      (KIKR-FM)...........................................         April 1, 1998

     Albany, Georgia
      Brooks Broadcasting Co.
      (WKAK-FM, WEGC-FM, WALG-AM,
       WJAD-FM)...........................................         April 1, 1998

     Monroe, Michigan
      Lesnick Communications, Inc.
      (WTWR-FM)...........................................         April 1, 1998

     Abilene, Texas
      I-Q Radio, Inc.
      (KFQX-FM)..........................................          April 1, 1998

     Florence, South Carolina
       Nautical Broadcasting
       (WCMG-FM)...............................................    April 1, 1998

     Myrtle Beach, South Carolina
      Blue Dolphin of South Carolina, Inc.
      (WSEA-FM)................................................    April 1, 1998

     Albany, Georgia
      Albany Broadcasting Co.
      (WGPC-FM and WGPC-AM)....................................     June 1, 1998





     The statements of operations for the three and six months ended June 30, 1998 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or June 30, 1998.

4. Guarantor's Financial Information

    The Company has registered and issued the Notes under the Securities Act of 1933, as amended (the ''Act''). Pursuant to the registration and issuance of the Notes under the Act, all of the direct and indirect subsidiaries
(all such subsidiaries are directly or indirectly wholly-owned by the Company) of the Company (the "Guarantor Subsidiaries") provided full and unconditional senior subordinated guarantees for the senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

                              Cumulus Media Inc.

              (Dollars in thousands, except for per share data)
                                 (Unaudited)

4. Guarantor's Financial Information (Continued)

     Following is consolidating condensed financial information pertaining to the Company and the Guarantor Subsidiaries. The Company has not presented separate financial statements for the Guarantor Subsidiaries because management has determined that such information is not material to investors.


                                                           For the Period from Inception on May 22,
                                                                      1997 to June 30, 1997
                                                           ----------------------------------------
                                                                      Guarantor                           Total
                                                           Parent    Subsidiaries    Eliminations      Consolidated
                                                           ------    ------------    ------------     --------------

Net revenues..........................................    $  --       $      82       $   --           $         82
Operating expenses....................................         137          374           --                    511
                                                          --------    ---------      ------------     -------------

Operating income (loss)...............................        (137)        (292)          --                   (429)
Net interest income (expense) and other...............         (16)       --              --                    (16)
                                                          --------    ---------      ------------     -------------

Income (loss) before income taxes.....................        (153)        (292)          --                   (445)
Income tax expense....................................       --           --              --                    --
                                                          --------    ---------      ------------     -------------

Income (loss) before equity income in
  subsidiaries........................................        (153)        (292)          --            $      (445)
Equity income (loss) in subsidiaries..................        (292)       --                  292               --
                                                          --------    ---------      ------------      -------------
Net income (loss) attributable to common
  stockholders........................................    $   (445)   $    (292)      $       292       $       (445)
                                                          --------    ---------      ------------      -------------
                                                          --------    ---------      ------------      -------------



                                                                          As of December 31, 1997
                                                           ------------------------------------------------------
                                                                        Guarantor                         Total
                                                            Parent     Subsidiaries    Eliminations    Consolidated
                                                           --------    ------------    ------------    ------------


Current assets........................................     $  3,588    $  3,514        $  --           $  7,102
Property and equipment, net...........................          317       7,803           --              8,120
Investment in subsidiaries............................      101,732          40         (101,772)          --
Intangible assets, net................................        --         90,217           --             90,217
Other assets..........................................        2,706       2,296           --              5,002
                                                            -------     -------         --------       --------
  Total assets........................................     $108,343    $103,870        $(101,772)      $110,441
                                                            -------     -------         --------       --------
                                                            -------     -------         --------       --------

Current liabilities...................................     $  1,869    $  1,981         $ --         $    3,850
Long-term debt, excluding current portion.............       42,789       --              --             42,789
Other liabilities.....................................          286       2,269          (2,155)            400
                                                            -------     -------         --------       --------
  Total liabilities...................................       44,944       4,250          (2,155)         47,039
                                                            -------     -------         --------       --------
Preferred stock.......................................       13,426       --              --             13,426
                                                            -------     -------         --------       --------
Stockholder's equity..................................       49,973      99,620          (99,617)        49,976
                                                            -------     -------         --------       --------
  Total liabilities and stockholder's equity..........     $108,343    $103,870        $(101,772)      $110,441
                                                            -------     -------         --------       --------
                                                            -------     -------         --------       --------

                               Cumulus Media Inc.

                (Dollars in thousands, except for per share data)
                                  (Unaudited)

4. Guarantor's Financial Information (Continued)

                                                                          For the Period from Inception on May 22,
                                                                                     1997 to June 30, 1997
                                                                          ----------------------------------------
                                                                                          Guarantor                     Total
                                                                             Parent     Subsidiaries  Eliminations  Consolidated
                                                                          ------------  ------------  ------------  ------------

Cash flows from operating activities:
 Net cash (used in) provided by operating activities.................       $  (156)       $  (105)       $  --          $  (261)

Cash flows from investing activities:
 Acquisitions........................................................            --           (148)          --             (148)
 Investment in subsidiaries..........................................          (205)           --           205              --
 Escrow deposits on pending acquisitions.............................        (4,438)           --            --           (4,438)
 Other...............................................................          (127)           (23)          --             (150)
                                                                            --------        ------        ------        --------
  Net cash used by investing activities..............................       $(4,770)       $  (171)         $205         $(4,736)
                                                                            --------        ------        ------        --------

Cash flows from financing activities:
 Proceeds from issuance of common stock..............................         8,757            --            --           8,757
                                                                           --------         ------        ------       --------
  Net cash provided by financing activities..........................         8,757            --            --           8,757
                                                                           --------         ------        ------       --------
  Increase in cash and cash equivalents..............................         3,831          (276)          205           3,760
  Cash and cash equivalents at beginning of period...................            --            --            --              --
                                                                            --------        ------        ------        --------

  Cash and cash equivalents at end of period.........................       $ 3,831         $(276)         $205         $ 3,760
                                                                            --------        ------        ------        --------
                                                                            --------        ------        ------        --------



                                                                                  For the Six Months Ended June 30, 1998
                                                                                                (unaudited)
                                                                          ------------------------------------------------------
                                                                                          Guarantor                     Total
                                                                             Parent     Subsidiaries  Eliminations  Consolidated
                                                                          ------------  ------------  ------------  ------------

Net revenues.........................................................      $    --       $    34,382   $   --        $    34,382
Operating expenses...................................................            2,472        33,935       --             36,407
                                                                          ------------  ------------  ------------  ------------
Operating income (loss)..............................................           (2,472)          447       --             (2,025)
Net interest, income (expense) and other.............................           (3,881)          (15)      --             (3,896)
                                                                          ------------  ------------  ------------  ------------
Income (Loss) before income taxes....................................           (6,353)          432       --             (5,921)
Income tax expense...................................................              (21)      --            --                (21)
                                                                          ------------  ------------  ------------  ------------
Income (Loss) before extraordinary item..............................           (6,374)          432       --             (5,942)
Extraordinary loss...................................................           (1,837)      --            --             (1,837)
                                                                          ------------  ------------  ------------  ------------
Net loss before equity adjustment....................................           (8,211)          432       --             (7,779)
Equity Income (loss) in subsidiaries.................................              432       --               (432)       --
                                                                          ------------  ------------  ------------  ------------
Net loss.............................................................           (7,779)          432          (432)       (7,779)

Preferred stock dividend.............................................            1,926       --            --              1,926
                                                                          ------------  ------------  ------------  ------------
Net loss attributable to common stockholders........................       $    (9,705)  $      432    $      (432)  $    (9,705)
                                                                          ------------  ------------  ------------  ------------
                                                                          ------------  ------------  ------------  ------------

                           Cumulus Media Inc.

               (Dollars in thousands, except for per share data)
                             (Unaudited)

4. Guarantor's Financial Information (Continued)

                                               As of June 30, 1998
                              --------------------------------------------------------
                                            Guarantor                         Total
                               Parent     Subsidiaries    Eliminations    Consolidated
                              --------    ------------    ------------    ------------
Current assets..............  $    966      $ 23,833       $    --          $ 24,799
Property and equipment, net.       288        17,062            --            17,350
Investment in subsidiaries..   211,966           564        (212,530)           --
Intangible assets, net......      --         181,515            --           181,515
Other assets................    18,849          --              --            18,849
                              --------      --------        --------        --------
  Total assets..............   232,069       222,974        (212,530)        242,513
                              --------      --------        --------        --------
Current liabilities.........     2,378         8,874            --            11,252
Long-term debt, excluding
 current portion............   142,249          --              --           142,249
Other liabilities...........     1,332         8,163          (8,574)            921
Deferred income taxes.......      --           1,083            --             1,083
                              --------      --------        --------        --------
Total liabilities...........   145,959        18,120          (8,574)        155,505
                              --------      --------        --------        --------
Preferred stock.............    31,602          --              --            31,602
                              --------      --------        --------        --------
Stockholder's equity........    54,508       204,854        (203,956)         55,406
                              --------      --------        --------        --------
  Total liabilities and
   stockholder's equity.....  $232,069      $222,974       $(212,530)       $242,513
                              --------      --------        --------        --------
                              --------      --------        --------        --------

                                      For the Six Months Ended June 30, 1998
                              --------------------------------------------------------
                                            Guarantor                         Total
                               Parent     Subsidiaries    Eliminations    Consolidated
                              --------    ------------    ------------    ------------
Cash flows from operating
 activities:
 Net cash (used in) provided
  by operating activities...  $ (16,367)   $   2,600        $   --          $  (13,767)
                              ---------    ---------                        ----------
Cash flows from investing
 activities:
 Acquisitions...............      --        (103,741)           --            (103,741)
 Investment in subsidiaries.   (103,741)        --             103,741              --
 Escrow deposits on pending
  acquisitions..............     (7,735)        --              --              (7,735)
 Other......................       (353)      (1,747)           --              (2,100)
                              ---------    ---------        ----------      ----------

  Net cash used in investing
   activities...............   (111,829)    (105,488)          103,741        (113,576)

Cash flows from financing
 activities:
 Net proceeds from revolving
  line of credit............     96,252         --              --              96,252
 Contribution from parent...      --         103,741          (103,741)             --
 Proceeds from issuance of
  preferred stock...........     16,250         --              --              16,250
 Proceeds from issuance of
  common stock..............     15,135         --              --              15,135
                              ---------    ---------        ----------      ----------

  Net cash provided by
   financing activities.....    127,637      103,741          (103,741)        127,637
  Increase in cash and cash
   equivalents..............       (559)         853                --             294
  Cash and cash equivalents
   at beginning of period...      1,080          493                --           1,573
                              ---------    ---------        ----------      ----------

  Cash and cash equivalents
   at end of period.........  $    521     $   1,346        $       --      $    1,867
                              ---------    ---------        ----------      ----------
                              ---------    ---------        ----------      ----------


5. Subsequent Events

Subsequent to June 30, 1998 the Company completed acquisitions of 40 radio stations in 12 separate markets for an aggregate purchase price of approximately $137,900. These transactions will be accounted for by the purchase method of accounting. The Company intends to execute a supplemental indenture pursuant to which any subsidiaries acquired in these transactions would become Guarantor Subsidiaries.

The Company has also entered into various agreements to acquire 81 stations in 17 markets for an aggregate purchase price of $108,915.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the consolidated financial condition and results of operations of Cumulus Media Inc. ("Cumulus" or the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this Quarterly Report. This Quarterly Report contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties and actual results may differ from those in the forward-looking statements as a result of various factors (including, without limitation, risks and uncertainties relating to leverage, the need for additional funds, the inability of the Company to renew one or more of its broadcast licenses, changes in interest rates, consummation of the Company's pending acquisitions, integration of the pending acquisitions, the ability of the Company to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes), many of which are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

A radio broadcast company's revenues are derived primarily from the sale of advertising time to local and national advertisers. Those revenues are affected by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and resulting ratings). Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Radio stations attempt to maximize revenues by adjusting rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being lowest in the first calendar quarter and higher in the second, third and fourth calendar quarters of each year. A radio station's operating results in any period may be affected by the occurrence of advertising and promotion expenses that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a semi-annual basis in most of the Company's markets, a radio station's ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

The Company's results of operations from period to period are not historically comparable because the Company began operations on May 22, 1997 and also due to the impact of the various acquisitions and dispositions that the Company has since completed.

As of June 30, 1998, the Company owns and operates, provides programming to or sells advertising on behalf of 111 radio stations located in 23 U.S. markets. Following completion of all of its pending acquisitions, the Company will own and operate, provide programming to or sell advertising on behalf of 176 radio stations located in 34 U.S. markets. The Company anticipates that it will consummate the pending acquisitions, however the closing of each such acquisition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control. No assurances can be given that the regulatory approval will be received or that the Company will complete the pending acquisitions on a timely basis, if at all.

In the following analysis, management discusses broadcast cash flow and EBITDA (before noncash compensation expense). Broadcast cash flow consists of operating income (loss) before depreciation, amortization, corporate expenses and noncash compensation expense. EBITDA (before noncash compensation expense) consists of operating income (loss) before depreciation, amortization and noncash compensation expense. Although broadcast cash flow and EBITDA (before noncash compensation expense) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, they should not be considered in isolation, or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three and six month periods ended June 30, 1998 and from the period from the Company's inception, May 22, 1997, through June 30, 1997.

(Dollars in Thousands)


                                                        For the
                                                         period
                                                       from May 22,   For the Three   For the Six
                                                       1997 through   Months Ended   Months Ended
                                                       June 30, 1997  June 30, 1998  June 30, 1998
OPERATING DATA:
   Net broadcast revenue                                 $      82      $  21,887      $  34,382
   Stations operating expenses
        Excluding depreciation & amortization                  296         16,372         27,275
   Depreciation and amortization                                78          4,154          6,901
   Corporate expenses                                          137          1,270          2,231
      Operating income (loss)                                 (429)            91         (2,025)
   Interest expense                                             --          2,732          4,249
        Net income (loss) attributable to common stock   $    (445)     $  (3,530)     $  (9,705)
OTHER DATA:
   Broadcast cash flow (1)                               $    (214)     $   5,515      $   7,107
   Broadcast cash flow margin                                  N/A           25.2%          20.7%
   EBITDA
        (before noncash compensation expense)(2)         $    (351)     $   4,245      $   4,876
   Cash flows related to:
        Operating activities                             $    (261)        N/A         $ (13,767)
        Investing activities                             $  (4,736)        N/A         $(113,576)
        Financing activities                             $   8,757         N/A         $ 127,637
   Capital expenditures                                  $      37         N/A         $   1,752

(1) Broadcast cash flow consists of operating income before depreciation, amortization, corporate expenses, and noncash stock compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss) cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2) EBITDA (before noncash stock compensation expense) consists of operating income (loss) before depreciation, amortization, and noncash stock compensation expense. Although EBITDA (before noncash stock compensation expense) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before noncash stock compensation expense), is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

PERIOD FROM INCEPTION ON MAY 22, 1997 TO JUNE 30, 1997
COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Broadcast Revenue. As a result of the stations acquired since the Company's inception and the other factors described above, net broadcast revenue increased $ 21.8 million to $ 21.9 million for the three months ended June 30, 1998 from $ .1 million for the period from the Company's inception, May 22, 1997, through June 30, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from LMA's entered into since the Company's inception on May 22, 1997.

On a same station basis, (defined as the 59 stations owned or operated from January 1, 1998 through June 30, 1998), net revenue increased $ 2.1 million or 21.3% to $ 12.2 million for the three months ended June 30, 1998, compared to the prior owner's three months ended June 30, 1997. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $ 16.1 million to $ 16.4 million for the three months ended June 30, 1998 from $ .3 million for the period from the Company's inception, May 22, 1997, through June 30, 1997. The increase was attributable to the station operating expenses of the acquired stations and the LMA's entered into since the Company's inception.

Corporate Expenses. As a result of the Company's inception on May 22, 1997, the factors described above, and due to certain franchise tax expenses and recruiting expenses which were incurred during the quarter, corporate expense increased $1.2 million to $1.3 million for the three months ended June 30, 1998.

Other Operating Expenses. Depreciation and amortization increased $ 4.1 million to $ 4.2 million for the three months ended June 30, 1998 from $ .1 million for the period from the Company's inception, May 22, 1997, through June 30, 1997 primarily due to the impact of various acquisitions consummated since the Company's inception.

Other Expense (Income). Interest expense increased from zero during the period from the Company's inception, May 22, 1997, through June 30, 1997 to $ 2.7 million for the three months ended June 30, 1998 primarily due to indebtedness incurred in connection with the Company's acquisitions. An extraordinary loss of approximately $ 1.9 million on extinquishment of debt was recorded in the first quarter of 1998, related to the write-off of deferred financing fees in connection with the refinancing of the Company's credit facility during the first quarter.

Net Income (Loss) Attributable to Common Stock. As a result of the factors described above; and the accrual of dividends on the Company's issued and outstanding preferred stock; net loss attributable to common stock increased
$ 3.1 million to $ 3.5 million for the three months ended June 30, 1998 from $ .4 million for the period from the Company's inception, May 22, 1997, through June 30, 1997.

Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $ 5.7 million to $ 5.5 million for the three months ended June 30, 1998 from a negative $ .2 million for the period from the Company's inception, May 22, 1997, through June 30, 1997. The broadcast cash flow margin was 25.2% for the three months ended June 30, 1998.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA (before noncash compensation expense) increased $ 4.6 million to $ 4.2 million for the three months ended June 30, 1998 from a negative $ .4 million for the period from the Company's inception, May 22, 1997, through June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, net cash used in operations increased
$ 13.5 million to $ 13.8 million from net cash used in operations of $ .3 million for the period from the Company's inception, May 22, 1997, through June 30, 1997, primarily due to the investment in working capital and other current assets made in connection with acquisitions completed since the Company's inception.

For the six months ended June 30, 1998, net cash used in investing activities, primarily for acquisitions, increased $ 108.9 million to $113.6 million from $ 4.7 million in the period from the Company's inception, May 22, 1997, through June 30, 1997.

For the six months ended June 30, 1998, net cash provided from financing activities was $ 127.6 million compared to $ 8.8 million in the period from the Company's inception, May 22, 1997, through June 30, 1997. This increase is the result of increased borrowings in the 1998 period for acquisitions offset by a decrease in capital contributions from Cumulus Media, LLC, the Company's immediate parent prior to the consummation of the offerings.

In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures. Management believes that cash from operating activities, proceeds from the Offerings (as defined below), and revolving loans under the Company's credit facility should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

On July 1, 1998, the Company completed its initial public offering of common and preferred stock and debt totalling $391 million. The common stock offering was for 7,598,572 shares of Class A Common Stock ( the "Class A Common Stock"), including 6,428,572 shares sold by the Company and 1,170,000 sold by State of Wisconsin Investment Board. Of the 7,598,572 shares of Class A Common Stock sold, 1,519,714 shares were sold in an offering outside the U.S. and Canada and 6,078,858 shares were sold in a concurrent offering in the United States and Canada. In addition, on July 31, 1998, the underwriters exercised a portion of the over-allotment options and the Company sold an additional 800,000 shares of Class A Common Stock for net proceeds to the Company of $10.4 million. These offerings are collectively referred to as the "Stock Offerings." Concurrently with the Stock Offerings, the Company sold in a preferred stock offering (the "Preferred Stock Offering") $125.0 million of 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (the "Series A Preferred Stock"), approximately $34.5 million of which was sold directly by the Company to The Northwestern Mutual Life Insurance Company at a purchase price equal to the price to the public; and $160.0 million of 10 3/8% Senior Subordinated Notes Due 2008 (the "Notes") (the "Debt Offering" and, together with the Stock Offerings and the

Preferred Stock Offering, the "Offerings").

Immediately prior to the completion of the Offerings: (i) all shares of the Company's 12% Class A Cumulative Preferred Stock which were held by The Northwestern Mutual Life Insurance Company (the "NML Preferred Stock") plus all accrued and unpaid dividends thereon as of the exchange date were exchange for shares of Series A Preferred Stock having an equivalent aggregated liquidation value pursuant to the Preferred Stock Offering; and
(ii) Media LLC was liquidated and the shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of the Company held by Media LLC was distributed by Media LLC to its members in liquidation (the "Reorganization"). Prior to the completion of the Offerings, the Company financed its acquisitions primarily through private equity financing and borrowings under a credit agreement (the "Old Credit Agreement"). In March 1998, the Company enetered into a $190.0 million senior credit facility (the "Credit Facility"). The Credit Facility was amended most recently as of June 26, 1998, to provide for a revolving credit line of $25.0 million until March 2, 2006 and an eight-year term loan facility of $125.0 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of the term facility upon the closings of the Offerings.

Subsequent to June 30, 1998, the Company completed acquisitions of 40 radio stations in 11 separate markets for an aggregate purchase price of approximately $137,900. These transactions will be accounted for by the purchase method of accounting.

The Company has also entered into various agreements to acquire 81 stations in 17 markets for an aggregate purchase price of $108,915.

The Company's senior credit facility, as amended, as of May 1, 1998, as of June 24, 1998 and as of June 26, 1998 (the "Credit Facility") with Lehman Brothers Inc., as Arranger and Lehman Commercial Paper Inc., as Lender, Syndication Agent and Administrative Agent (the "Credit Facility") provides for a revolving credit line of $25.0 million until March 2, 2006, and an eight-year loan facility of $125.0 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of term loan facility upon the closing of the offerings. The remaining $62.5 million of term loan facility is available for three months thereafter. The proceeds of the borrowings under the Credit Facility have been used to finance acquisitions and repay the Company's outstanding indebtedness under its previous credit facility, and to secure outstanding letters of Credit issued under its previous credit facility in an aggregated amount equal to approximately $10.0 million.

The Company's obligations under the Credit Facility are secured by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by the

Company's subsidiaries). The obligations under the Credit Facility are also guaranteed by each of the domestic subsidiaries of the Company and are required to be guaranteed by any additional subsidiaries acquired by the Company.

Both revolving credit and term loan borrowings under the Credit Facility bear interest, at the company's option, at a rate equal to the Base Rate (as defined under the terms of the Credit Facility) plus a margin ranging between 0.50% to 1.75% or the Eurodollar Rate (as defined under the terms of the credit facility) plus a margin ranging between 1.50 to 2.75% (in each case dependent upon the leverage ratio of the Company). The revolving credit and term loan borrowings are repayable in quarterly installments beginning in 2000, subject to mandatory prepayment in certain circumstances. The scheduled annual amortization of the term loans is $2.0 million in each of the years 2000 through 2002, $10.0 million in 2003, $20.0 million in 2004, $69.0 million in 2005, and $20.0 million at maturity. The scheduled annual reduction in availability under the revolving credit loans is $7.5 million in each of the years 2004 through 2005, and $ 2.5 million in 2006.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88, or 106.

These pronouncements are effective for financial statements issued for periods beginning after December 15, 1997. Management does not believe the implementation of these accounting pronouncements will have a material effect on its consolidated financial statements.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for the Costs of Start-Up Activities." SOP 98-5, effective for 1999, requires organization costs to be expensed as incurred. Management believes that adoption of SOP 98-5 in the first quarter of 1999 will result in a non-cash charge of approximately $200.

INFLATION

      The Company does not believe that inflation has a significant effect on its operations.

YEAR 2000 RISK

      The Company has completed a Year 2000 review of its Company-wide information systems. The Company's internet-based sales and inventory performance systems were Year 2000 compliant when installed and all subsequent systems upgrades were Year 2000 compliant when installed. The Company anticipates the completion of an upgrade of its accounting and financial reporting systems that will render such systems Year 2000 compliant by the end of fiscal year 1998.

      The Company is currently conducting a review of the systems at its acquired radio stations to determine whether such systems are Year 2000 compliant. The Company anticipates completing the review of their radio stations by the end of fiscal year 1998 and expects to complete the upgrade of all of the systems at its radio stations to render them Year 2000 compliant in 1999.

      The Company does not expect the costs of rendering its accounting systems and the systems at its radio stations Year 2000 compliant to be material and expects to complete these upgrades on timely basis. There can, however, be no assurance that this will be the case. Further, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company of such third parties to adequately address their Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

            Not applicable.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            No items to report.

Item 2.     Changes in Securities and Use of Proceeds

      Pursuant to a Registration Statement on Form S-1 (Commission File No. 333-48849) declared effective by the Securities and Exchange Commission on June 26, 1998 (the "Registration Statement"), the Company sold 7,228,572 shares (including 800,000 shares pursuant to the exercise of an overallotment option) of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock") in an initial public offering (the "Common Stock Offering"). An additional 1,170,000 shares of the Class A Common Stock were sold by a selling stockholder in the Common Stock Offering. Of the 7,598,572 shares of Class A Common Stock sold, 1,519,714 shares were sold in an offerings outside the U.S. and Canada (the "International Common Stock Offering", and together with the Common Stock Offering, the "Common Stock Offerings"). The offering price of the Class A Common Stock was $14.00 per share, resulting in an aggregate offering price of $101.2 million for the account of the Company and $16.4 million for the selling stockholder. After underwriting discounts, the proceeds to the Company from the Common Stock Offerings were $94.1 million and the proceeds to the selling stockholder were $15.2 million. All of the shares registered in the Common Stock Offerings were sold.

      Concurrently with the Common Stock Offerings, the Company sold in a preferred stock offering $125.0 million of its 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (the "Preferred Stock Offering"). Concurrently with the Common Stock Offering and the Preferred Stock Offering, the Company sold in a debt offering $160.0 million of its 10 3/8% Senior Subordinated Notes due 2008 (the "Debt Offering"). The net proceeds of the Preferred Stock Offering and the Debt Offering were $87.3 million and $156.0 million, respectively.

       The Common Stock Offering closed on July 1, 1998 and the managing underwriters for the Common Stock Offering were Lehman Brothers Inc., Bear, Stearns & Co. Inc., and BT Alex. Brown. The International Common Stock Offering also closed on July 1, 1998 and the managing underwriters for the Common Stock Offering were Lehman Brothers International, Bear, Stearns International Limited, BT Alex. Brown International, and Credit Lyonnais Securities.

      The Preferred Stock Offering closed on July 1, 1998 and the managing underwriters for the Preferred Stock Offering were Bear, Stearns & Co. Inc. and Lehman Brothers Inc. The Debt Offering closed on July 1, 1998 and the managing underwriters for the Debt Offering were Bear, Stearns

&Co. Inc. and Lehman Brothers Inc.

      The amount of expenses incurred for the Company's account in connection with the Offering were as follows:

      Underwriters' discounts            15,459,000
      Other expenses (approximate)        9,541,000
            Total                        25,000,000

      Of these amounts, 0 were direct or indirect payments to officers, directors or their associates, or persons owning 10% or more of any class of equity securities of the Company and $25.0 million were direct or indirect payments to others.

      The net offering proceeds to the Company were used for repayment of bank debt (approximately $80.0 million); to complete the Pending Acquisitions (approximately $138.0 million of which have closed to date, and the balance of which will close over the next three to six months, subject to all applicable regulatory approvals), and finally to fund working capital, capital expenditures, and other general corporate purposes.

      Of these amounts, none were direct or indirect payments to officers, directors or their associates, or persons owning 10% or more of any class of equity securities of the Company. All material use of proceeds were direct or indirect payments to others.

Item 3.     Defaults upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      27.1 Financial Data Schedule

      (b) Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CUMULUS MEDIA INC.


Date: August 14, 1998                    By: /s/ Richard J. Bonick
                                             -----------------------
                                             Richard J. Bonick
                                             Principal Financial and
                                             Accounting Officer