Form 10-Q
period 1998-09-30
CUMULUS MEDIA INC
filed 1998-11-17
CIK 1058623

United States
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 1O-Q

  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

   For the quarterly period ended September 30, 1998.

                             OR

  |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR
  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the Transition period from _____________ to
                     ____________

           Commission File Number 000-24525

                  CUMULUS MEDIA INC.

  (Exact Name of Registrant as Specified in Its Charter)

           Illinois         36-4159663

     (State or Other Jurisdiction    (I.R.S. I.D. No.)
     of Incorporation or Organization)

 111 E. Kilbourn Ave., Suite 2700, Milwaukee, WI 53202
  (Address of Principal Executive Offices) (Zip Code)

                   (414) 615-2800
Registrant's Telephone Number, Including Area Code:

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   As of October 31, 1998, the registrant had outstanding 19,737,197 shares of common stock consisting of (i) 8,575,504 shares of Class A Common
Stock; (ii) 8,785,416 shares of Class B Common Stock;
and (iii) 2,376,277 shares of Class C Common Stock.

                  CUMULUS MEDIA INC.

                         INDEX

PART I.   FINANCIAL INFORMATION

Item  1.  Financial Statements.

      Consolidated Balance Sheets as of September 30,
      1998 and December 31, 1997

      Consolidated Statements of Operations for the three and nine months ended September 30, 1998;
      for the three month period ending September 30, 1997, and the period from inception on May 22, 1997 to September 30, 1997

      Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and the period from inception on May 22, 1997 to September 30, 1997

        Notes to Consolidated Financial Statements

Item  2   Management's Discussion and Analysis of
          Financial Condition and
          Results of Operations.
Item  3   Quantitative and Qualitative Disclosures
          About Market Risk.


PART II.  OTHER INFORMATION

Item  1   Legal Proceedings

Item  2   Changes in Securities and Use of Proceeds

Item  3   Defaults Upon Senior Securities

Item  4   Submission of Matters to a Vote of Security
          Holders

Item  5   Other Information

Item  6   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

               PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

Cumulus Media Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for share data)


                                                September 30, December 31,
                                                     1998        1997
                                                  (Unaudited)  (Unaudited)

          Assets

Current assets:
 Cash and cash equivalents                       $ 40,179    $ 1,573
 Accounts receivable, less allowance for doubtfuls
   accounts of $725 and $125 respectively          27,592      5,241
 Prepaid expenses and other current assets          3,793        288

   Total current assets                            71,564      7,102

Property and equipment, net                        38,432      8,120
Intangible assets, net                            391,036     90,217
Other assets                                       22,107      5,002

   Total assets                                  $523,139   $110,441


        Liabilities and Stockholder's Equity

Current liabilities:
 Accounts payable and accrued expenses           $ 21,982   $  3,643
 Current portion of long-term debt                     32         12
 Other current liabilities                             --        195
   Total current liabilities                       22,014      3,850

Long-term debt
  Credit Facility and other long term debt,
     excluding current portion                     62,999     42,789
  Notes                                           160,000         --
Other liabilities                                   1,406        400
Deferred income taxes                              14,894         --
   Total liabilities                              261,313     47,039

Preferred stock subject to mandatory
redemption, stated value $10,000 per share,
12,000 shares authorized, 1,625 shares outstanding     --     13,426

Series A Cumulative Exchangeable Redeemable Preferred
 Stock due 2009, Stated value $1,000 per share,
 129,296 shares outstanding                       129,296         --
 Commitments and contingencies (Note 10)

Stockholder's equity:
 Class A common stock, par value $.01 per share;
   50,000,000 shares authorized; 8,575,505 shares
   outstanding                                         86         --
 Class B common stock, par value $.01 per share;
   20,000,000 shares authorized; 8,785,416 shares
   outstanding                                         88         --
 Class C common stock, par value $.01 per share;
   30,000,000 shares authorized; 2,376,277 shares
   outstanding                                         24         --
 Common stock, $.01 par value; authorized 10,000
   shares; issued 1,000 shares                         --         --
 Additional paid-in-capital                       146,708     53,549
 Accumulated other comprehensive income                 5          5
 Accumulated deficit                              (14,381)    (3,578)
   Total stockholder's equity                     132,530     49,976

   Total liabilities and stockholder's equity    $523,139   $110,441

Cumulus Media Inc.
Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(Unaudited)


                                      Three Months               Nine Months
                                         Ended                      Ended
                                   September 30, 1998       September 30, 1998

Revenues                             $   31,495                  $   69,432
Less: agency commissions                 (2,752)                     (6,307)
      Net revenues                       28,743                      63,125

Operating expenses:
  Station operating expenses, excluding
   depreciation and amortization         19,961                      47,236
  Depreciation and amortization           6,075                      12,976
Corporate general and administrative
   expenses                               1,664                       3,895

Operating expenses                       27,700                      64,107

  Operating income (loss)                 1,043                        (982)

Nonoperating income (expense):
  Interest expense                       (5,500)                     (9,749)
  Interest income                         1,434                       1,789
  Other income (expense), net                --                          (2)
   Nonoperating expenses, net            (4,066)                     (7,962)
   Loss before income taxes              (3,023)                     (8,944)
   Income tax expense                        (1)                        (22)
   Loss before extraordinary item        (3,024)                     (8,966)
   Extraordinary loss of early
     extinguishment of debt                  --                      (1,837)
   Net loss                              (3,024)                    (10,803)
Preferred stock dividend and accretion
    of discount                           7,220                       9,146
   Net loss attributable to common
    stockholders                     $  (10,244)                 $  (19,949)

Basic and diluted loss per share     $     (.53)                 $    (1.02)

Average shares outstanding               19,467                      19,467

Cumulus Media Inc.
Consolidated Statements of Operations (Continued)
(Dollars in thousands, except for share data)
(Unaudited)


                                                              For the period
                                            Three Months    from inception on
                                               Ended          May 22, 1997 to
                                         September 30, 1997 September 30, 1997

Revenues                                    $    1,700          $    1,784
Less: agency commissions                          (148)               (150)
      Net revenues                               1,552               1,634

Operating expenses:
  Station operating expenses, excluding
    depreciation and amortization                1,143               1,439
  Depreciation and amortization                    365                 443
  Corporate general and administrative             274                 411
  Operating expenses                             1,782               2,293

    Operating income (loss)                       (230)               (659)

Nonoperating income (expense):
 Interest expense                                 (108)               (108)
 Interest income                                    42                  50
 Other income (expense), net                        40                  16
  Nonoperating expenses, net                       (26)                (42)
  Loss before income taxes                        (256)               (701)
  Income tax expense                                --                  --
Net loss                                          (256)               (701)
 Net loss attributable to common
   stockholders                             $     (256)         $     (701)

Basic and diluted loss per share            $     (256)         $     (701)

Average shares outstanding                       1,000               1,000



        See Notes to Consolidated Financial Statements

Cumulus Media Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)


                                                              For the period
                                         Nine Months        from inception on
                                            Ended             May 22, 1997 to
                                       September 30, 1998   September 30, 1997


Cash flows from operating activities:
 Net loss                                     $  (10,803)       $     (701)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Extraordinary loss on early
        extinguishement of debt                    1,837
     Depreciation                                   2,18               157
     Amortization of goodwill, intangible
        assets and other assets                    8,645               285
 Changes in assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable                         (20,921)           (1,084)
     Prepaid expenses and other current assets    (3,505)             (178)
     Accounts payable and accrued expenses        18,002               700
     Other assets                                   (152)             (558)
     Other liabilities                              (227)               37
   Net cash used in operating activities          (4,937)           (1,342)

Cash flows from investing activities:
 Acquisitions                                   (324,287)          (35,315)
 Escrow deposits on pending acquisitions          (8,063)           (4,838)
 Capital expenditures                             (3,541)             (250)
 Other                                                36                --
   Net cash used by investing activities        (335,855)          (40,403)

Cash flows from financing activities:
 Net proceeds from revolving line of credit      175,000            16,630
 Proceeds from sale of senior subordinated notes 160,000                --
 Payments on revolving line of credit           (155,035)
 Payments on promissory notes                        (14)               --
 Proceeds from issuance of common stock, net of
    equity costs                                 107,352            26,743
 Net proceeds from issuance of preferred stock   101,875                --
 Payments for debt issuance costs                 (9,780)             (760)
   Net cash provided by financing activities   $ 379,398        $   42,613

Increase in cash and cash equivalents             38,606               868

Cash and cash equivalents at beginning of period   1,573                --

Cash and cash equivalents at end of periOd     $  40,179        $      868

Supplemental disclosures of cash information:
 Interest paid                                 $   4,718        $      108

Non-cash operating and financing activities:
 Trade revenue                                     3,922                54
 Trade expense                                     3,851                50
Assets acquired through notes payable             $1,515        $       --


        See Notes to Consolidated Financial Statements

Cumulus Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)



1. Interim financial data


  The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (`Cumulus" or the "Company") for the period from inception on May 22, 1997 to December 31, 1997, including the notes thereto, included in the Company's Registration Statement on Form S-1 (No. 333-48849). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations for the three months and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 1998.


2. Initial Public Offering


On July 1,1998, the Company completed its initial public offering of common and preferred stock and debt totaling $391.0 million. The common stock offering was for 7,598,572 shares of Class A Common Stock, par value
$.01 per share (the "Class A Common Stock"), including
6,428,572 shares sold by the Company and 1,170,000 shares sold by State of Wisconsin Investment Board. Of the 7,598,572 shares of Class A Common Stock sold,
1,519,714 shares were sold in an offering outside the U.S. and Canada and 6,078,858 shares were sold in a concurrent offering in the United States and Canada. In addition, on July 31, 1998 the underwriters exercised a portion of the over-allotment options and the Company sold an additional 800,000 shares of Class A Common
Stock for net proceeds to the Company of $10.4 million.
These offerings are collectively referred to as the "Stock Offering." Concurrently with the Stock Offering, the company sold in a preferred stock offering (the
"Preferred Stock Offering") $125.0 million of 13 3/4%
Series A Cumulative Exchangeable Redeemable Preferred
Stock Due 2009 (the "Series A Preferred Stock") approximately $34.5 million of which was sold directly by the Company to The Northwestern Mutual Life
Insurance Company at a purchase price equal to the price to the public (as described below) and $160.0 million of 10 3/8 % Senior Subordinated Notes Due 2008
(the "Notes") (the "Debt Offering" and, together with the stock Offerings and the Preferred Stock Offering, the "Offerings").

Immediately prior to the completion of the Offerings,
(i) all shares of the Company's 12% Class A Cumulative
Preferred Stock which were held by The Northwestern
Mutual Life Insurance Company (the "NML Preferred
Stock") plus all accrued and unpaid dividends thereon as of the exchange date were exchanged for shares of Series A Preferred Stock having an equivalent aggregate liquidation value; and (ii) Cumulus Media LLC, the Company's parent prior to the consummation of the Offerings ("Media LLC") was liquidated and the Shares of Class A Common Stock, Class B Common Stock and Class
C Common Stock of the Company held by Media LLC was distributed by Media LLC to its members in liquidation
(the "Reorganization").

Prior to the completion of the Offerings, the Company financed its acquisitions primarily through private equity financing and borrowings under a credit agreement (the "Old Credit Agreement"). In March 1998, the Company entered into a $190.0 million senior credit facility (the "Credit Facility"). The Credit Facility was amended as of May 1, 1998, as of June 24, 1998, and most recently as of June 26, 1998, to provide for a revolving credit line of $25.0 million until March
2,2006 and an eight-year term loan facility of $125.0 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of the term facility upon the closing of the Offerings.

Cumulus Media Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except for per share data)
(Unaudited)

3. Acquisitions and Disposition:

  The Company completed the following acquisitions of radio stations for cash during the nine months ended
September 30, 1998:


Markets and Stations             Acquisition Date         Purchase Price (1)

Columbus, Georgia
 M & M Partners
 (WVRK-FM, WGSY-FM,
  WPNX-AM and WMLF-AM)            January 6, 1998               $13,184

 Minority Radio Associates
 (WAGH-FM)                         March 17, 1998                $2,054

Tallahassee, Florida
 Tally Radio, L.C.
 QMNLD-FM)                       January 16, 1998                $1,200

 HVS Partners
 (WBZE-FM, WHBT-AM and WHBX-FM)  January 16, 1998               $15,610

Toledo, Ohio
 Venice Broadcasting Corp.
 (WXKR-FM)                       January 27, 1998                $5,009

Salisbury, Maryland
  Connor Broadcasting Corporation
 (WSBY-FM and WJDY-AM)          February 11, 1998                $1,361

    WWFG-FM and WOSC-FM
    (WOSC-FM, WWFG-FM)               July 7, 1998                $7,564

Ann Arbor, Michigan
 Arbor Radio LP
 (WIQB-FM, WQKL-FM, WTKA-AM
  and WDEO-AM)                      March 2, 1998               $15,317

Myrtle Beach, South Carolina
 Carolina Broadcasting, Inc.
 (WJXY-AM and WJXY-FM)             March 16, 1998                $2,307

 Seacoast Radio Company, LLC
 WDAI -FM
 Sunny Broadcasters, Inc.
 (WSNY-FM)                         March 25, 1998                $8,229

   WSEA Inc.
   (WSEA-FM)                        July 31, 1998                $1,346

Florence, South Carolina
 Forjay Broadcasting Corporation
 (WYNN-FM and WYNN-AM)             March 23, 1998                $4,393

   GHB Broadcasting
 (WHSC-AM and WHSC-FM)                May 1, 1998                  $705

Amarillo, Texas
 Heritage Communications
 (KZRK-AM and KZRK-FM)               April 1,1998                $1,032

 West Jewel
 (KARX-FM)                          April 8, 1998                  $888

 Wiskes -Abaris
 (KQIZ-FM)                         April 30, 1998                $3,207

 Westwind
 (KPUR-FM and KPUR-AM)               June 9, 1998                  $829

Augusta, Georgia
 Savannah Valley Broadcasting Radio Properties
 (WBBQ-AM AND WBBQ-FM)              April 1, 1998               $10,206

   WLOV P&T Broadcasting
   (WLOV-FM AND WLOV-AM)          August 14, 1998                  $533


Abilene, Texas
 IQ Radio, Inc.
 (KHXS-FM)                          April 7, 1998                  $385

 Big Country Broadcasting
 (KBCY-FM and KCDD-FM)             April 15, 1998                $2,004

   Esprit Communications Co.
   (KFQX-FM)                      August 14, 1998                $1,695

Beaumont, Texas
 Beaumont Skywave, Inc.
 (KTCX-FM)                           May 15, 1998                $3,804

 Ninety-Four Point One, Inc.
 (KAYD-FM, KAYD-AM, KQXY-FM,
  KQHN-AM)                           May 15, 1998               $11,654

Dubuque, Iowa
 KIKR, Inc.
 (KIKR-FM)                           June 3, 1998                $1,350

   Communications Properties, Inc.
   (KLYV-FM, KXGE-FM, WJOD-FM,
    WDBQ-AM)                   September 15, 1998                $6,045

Odessa-Midland, Texas
    New Frontier Communications, Inc.
    (KBAT-FM, KODM-FM, KNFM-FM,
     KGEE-FM, KMND-AM)               July 2, 1998               $14,534

Chattanooga, Tennessee
    Republic Corporation
    (WUSY-FM)                        July 2, 1998               $20,931

    Chattanooga Broadcasting Group
    (WLMX-FM, WLMX-AM, WZST-FM)     July 31, 1998                $6,000

Montgomery, Alabama
      Republic Corporation
      (WMSP-AM, WNZZ-AM, WMXS-FM
       and WLWI-FM)                  July 2, 1998               $21,016

Marion - Carbondale, Illinois
    Clearly Superior Radio Properties, LLC
    (WDDD-FM, WDDD-AM, WFRX-AM,
     WTAO-FM, WVZA-FM, WQUL-FM)      July 2, 1998               $12,753

Savannah, Georgia
    Lewis Broadcasting
    (WJCL)                           July 6, 1998                $7,421

    Savannah Communications, L.P.
      (WIXV-FM, WSGF-FM, WBMQ-AM)   July 31, 1998                $5,268

    Ocmulgee Broadcasting Co., Inc.
    (WEAS-FM, WEAS-AM)         September 24, 1998                $5,206

    Phoenix Broadcast Partners
     (WZAT-FM)                 September 30, 1998                $3,518

Grand Junction, Colorado
    Jan-Di Broadcasting, Inc.
    (KBKL-FM, KEKB-FM, KMXY-FM)      July 8, 1998                $6,300

Bangor, Maine
 Castle Broadcasting, L.P.
 (WQCB-FM AND WBZN-FM)              July 10, 1998                $6,604

Monroe, Michigan
    Lesnick Communications, Inc.
    (WTWR-FM)                       July 23, 1998                $3,353

Lake Charles, Louisiana
    Louisiana Media Interests, Inc.
    (KKGB-FM, KBIU-FM, KYKZ-FM, KXZZ-AM)
                                    July 24, 1998               $16,346

Kalamazoo, Michigan
    Crystal Radio Group, Inc.
    (WKFR-FM, WRKR-FM, WKMI-AM)     July 31, 1998               $14,138

Bismarck, North Dakota
    JKJ Broadcasting, Inc. Missouri River
    Broadcasting, Inc., Ingstad Mankato,
    Inc., James Ingstand Broadcasting, Inc.,
    And Hometown Wireless, Inc.
    (KBYZ-FM, KACL-FM, KKCT-FM,
     KLXX-AM)                     August 14, 1998                $7,030

New Ulm - Springfield - Marshall, Minnesota
    JKJ Broadcasting, Inc., Missouri River
    Broadcasting, Inc., Ingstad Mankato, Inc.,
    James Ingstad Broadcasting, Inc.,
    and Hometown Wireless, Inc.
    (KNUJ-FM, KNUJ-AM, KNSG-FM)   August 14, 1998                $5,351

Waseca, Minnesota
    JKJ Broadcasting, Inc., Missouri River
    Broadcasting, Inc., Ingstad Mankato, Inc.,
    James Ingstad Broadcasting,Inc.,
    and Hometown Wireless, Inc.
    (KOWO-AM, KRUE-FM)            August 14, 1998                $2,380

Owatonna, Minnesota
    JKJ Broadcasting, Inc., Missouri River
    Broadcasting, Inc., Ingstad Mankato, Inc.,
    James Ingstad Broadcasting, Inc.,
    and Hometown Wireless, Inc.
    (KRFO-FM, KRFO-AM)            August 14, 1998                $2,380

Mankato, Minnesota
    JKJ Broadcasting, Inc., Missouri River
    Broadcasting, Inc., Ingstad Mankato, Inc.,
    James Ingstad Broadcasting, Inc.,
    and Hometown Wireless, Inc.
    (KXLP-FM, KYSM-AM, KYSM-FM)   August 14, 1998               $11,044

Mason City, Iowa
    JKJ Broadcasting, Inc., Missouri River
    Broadcasting, Inc., Ingstad Mankato, Inc.,
    James Ingstad Broadcasting, Inc.,
    And Hometown Wireless, Inc.
    (KCHA-FM, KGLO-AM, KIAI-FM,
     KLKK-FM)                     August 14, 1998               $11,295

Faribault, Minnesota
    Radio Ingstad Minnesota, Inc., Radio Albert Lea,
    Inc., and KRCH of Minnesota
    (KRCH-FM, KWEB-AM, KMFX-FM,
     KMFX-AM)                     August 14, 1998                $4,088

Rochester, Minnesota
    Radio Ingstad Minnesota, Inc., Radio Albert Lea,
    Inc., and KRCH of Minnesota
    (KRCH-FM, KWEB-AM, KMFX-FM,
     KMFX-AM)                     August 14, 1998                $6,133

Topeka, Kansas
    Midland Broadcasters, Inc.
    (KMAJ-FM, KMAJ-AM, KDVV-FM,
     KTOP-AM)                  September 30, 1998               $10,781

                    TOTAL                                      $325,781

Cumulus Media Inc.
Notes to Acquisitions and Disposition  (Continued)
(Dollars in thousands, except for per share data)
(Unaudited)



(1) Includes acquisition related costs.

  The aforementioned acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated September 30, 1998 balance sheet includes the acquired assets and liabilities and the consolidated statements of operations for the three and nine months ended September 30, 1998 include the results of operations of the acquired entities from their respective dates of acquisition.

  An allocation of the purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.


    Current assets, other than cash     $  1,429
    Property and equipment                29,023
    Intangible assets                    310,360
    Current liabilities                     (137)
    Other liabilities                    (14,894)

                                       $ 325,781


  The unaudited consolidated condensed pro forma results of operations data for the nine months ended
September 30, 1998 as if the acquisitions had occurred on January 1, 1998 follows:


    Net revenues                       $  84,410

    Operating loss                     $  (1,644)

    Net loss                           $ (20,003)

    Net loss attributable to
      common stockholders              $ (32,893)

    Basic loss per common share
     (in  dollars)                     $   (1.67)


  Escrow funds of approximately $10.1 million paid by the Company in connection with transactions completed subsequent to September 30, 1998 and for transactions which the Company has signed an agreement for the purchase of an entity have been classified as other assets at September 30, 1998 in the accompanying consolidated balance sheet.


  During the nine months ended September 30, 1998, the Company operated the following stations under local marketing agreements ("LMA"):


  Market and Stations                 LMA Effective Date


Green Bay, Wisconsin
   American Communications Co.
   (WJLW-FM)                            February 15, 1998

   Brillion Radio Company
   (WEZR-FM)                            February 15, 1998

Augusta, Georgia
   Savannah Valley Broadcasting Radio Properties
   (WBBQ-AM and WBBQ-FM)                September 4, 1997

Salisbury, Maryland
    WWFG-FM and WOSC-FM
   (WWFG-FM and WOSC-FM)                February 1, 1998

Tallahassee, Florida
   HVS Partners
   (WHBX-FM, WBZE-FM and WHBT-AM)       August 18, 1997

   Tally Radio, L.C.
   (WWLD-FM)                            August 18, 1997

   Tallahassee Broadcasting, Inc.
   (WGLF-FM)                            August 18, 1997

Abilene, Texas
   Big Country Broadcasting
   (KBCY-FM and KCDD-FM)                November 1, 1997

   10 Radio, Inc.
   (KHXS-FM)                            November 1, 1997

   I-Q Radio, Inc.
   (KFOX-FM)                            April 1, 1998

Amarillo, Texas
   Westwind
   (KPUR-FM and KPUR-AM)                January 1, 1998

   Heritage Communications
   (KZRK-FM and KZRK-AM)                January 1, 1998

   West Jewel
   (KARX-FM)                            January 1, 1998

   Wiskes -Abaris
   (KQIZ-FM)                            February 15, 1998

Odessa-Midland, Texas
   New Frontier Communications, Inc.
   (KGEE-FM, KODM-FM, KNFM-FM, KMND-AM and
   KBAT-FM)                             January 1, 1998

Marion Carbondale, Illinois
   Clearly Superior Radio Properties
   (WDDD-FM, WDDD-AM, WTAO-FM, WVZA-FM,
   WQUL-FM and WFRX-AM)                 January 1, 1998

Columbus, Georgia
   Minority Associates
   (WAGH-FM)                            January 1, 1998

Savannah, Georgia
   Savannah Communications, L.P.
   (WBMQ-AM, WIXV-FM and WSGF-FM)       January 1, 1998

   WJCL-FM
   (WJCL-FM)                            January 1, 1998

   Phoenix Broadcast Partners, Inc.
   (WZAT-FM)                            March 16, 1998

Beaumont, Texas
   Beaumont Skywave, Inc.
   (KTCX-FM)                            February 15, 1998

Myrtle Beach, South Carolina
   Carolina Broadcasting, Inc.
   (WXJY-FM)                            March 16, 1998

Florence, South Carolina
   Clarendon County Broadcasting
   (WHLZ-FM, WYMB-AM)                   March 18, 1998

   Pamplico Broadcasting, L.P.
   (WBZF-FM, WMXT-FM, (WWFN-FM)         March 16, 1998

Montgomery, Alabama
   Republic Corporation
   (WMSP-AM, WNZZ-AM, WMXS-FM
    and WLWI-FM)                        February 11, 1998

   McDonald Media Group, Inc.
   (WHHY-AM, WJCC-FM, WXFX-FM)          August 17, 1998

Chattanooga, Tennessee
   Republic Corporation
   (WUSY-FM)                            February 11, 1998

   Marson Broadcasting, Inc.
   (WKXJ-FM)                            July 1, 1998

Augusta, Georgia
   P&T Broadcasting, Inc.
   (WLOV-AM, WLOV-FM)                   April 1, 1998

Dubuque, Iowa
   KIKR, INC.
   (KIKR-FM)                            April 1, 1998

Albany, Georgia
   Brooks Broadcasting Co.
   (WKAK-FM, WEGC-FM, WALG-AM,
    WJAD-FM)                            April 1, 1998

   Albany Broadcasting Co.
   (WGPC-FM and WGPC-AM)                June 1, 1998

   Williams Communications Systems, Inc.
   (WQVE-FM)                            July 2, 1998

Monroe, Michigan
   Lesnick Communications, Inc.
   (WTWR-FM)                            April 1, 1998

Florence, South Carolina
    Nautical Broadcasting
   (WCMG-FM)                            April 1, 1998

Myrtle Beach, South Carolina
   Blue Dolphin of South Carolina, Inc.
   (WSEA-FM)                            April 1, 1998

Columbus - Starksville, Mississippi
   Charisma Communications
     (WSSO-AM, WMXU-FM, WSMS-FM, WKOR-FM,
      WKOR-AM, WMSU-FM)                 September 30, 1998

Tupelo, Mississippi
   Charisma Communications
   (WESE-FM, WTUP-AM, WNRX-AM,
    WWZD-FM)                            September 30, 1998


  The statements of operations for the three and nine months ended September 30, 1998 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or September 30, 1998.


Cumulus Media Inc.
Notes to Consolidated Financial Statements (continued)
(Dollars in thousands, except for per share data)
(unaudited)


4. Guarantor's Financial Information

 The Company has registered and issued the Notes under the Securities Act of 1933, as amended (the Act).
Pursuant to the terms of the indenture governing the Notes, all of the direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly-owned by the Company) of the Company (the "Guarantor
Subsidiaries") provided full and unconditional senior subordinated guarantees of the Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make loans to the Company.

 The following tables include consolidating condensed financial information pertaining to the Company and the Guarantor Subsidiaries. The Company has not presented separate financial statements for the Guarantor
Subsidiaries because management has determined that such information is not material to investors.


                                    As of  September 30, 1998
                                           (unaudited)
                                    Guarantor                 Total
                            Parent  Subsidiaries Eliminations Consolidated

Current assets              $ 34,224   $ 37,340    $   --      $ 71,564
Property and equipment, net      678     37,754        --        38,432
Investment in subsidiaries   436,326        554   (436,880)          --
Intangible assets, net            --    391,036         --      391,036
Other assets                  20,606      1,501         --       22,107

 Total assets                491,834    468,185   (436,880)     523,139

Current liabilities            8,901     13,098         15       22,014
Long-term debt, excluding
 current portion             222,999         --         --      222,999
Other liabilities              2,051     11,272    (11,917)       1,406
Deferred income taxes             --     14,894         --       14,894
Total liabilities            233,951     39,264    (11,902)     261,313
Preferred stock              129,296         --         --      129,296
Stockholder's equity         128,587    428,921   (424,978)     132,530
  Total liabilities and
    stockholder's equity    $491,834   $468,185  $(436,880)    $523,129



                                For the Nine Months Ended September 30, 1998
                                                (unaudited)
                                       Guarantor                 Total
                              Parent   Subsidiaries Eliminations Consolidated

Net revenues                 $    --  $   63,125    $   --      $ 63,125
Operating expenses             4,498      59,609        --        64,107

Operating income (loss)       (4,498)      3,516        --          (982)
Net interest, income (expense)
  and other                   (7,937)        (25)       --        (7,962)

Income (Loss) before income
  taxes                      (12,435)      3,491        --        (8,944)
Income tax expense               (21)         (1)       --           (22)

Income (Loss) before
  extraordinary item         (12,456)      3,490        --        (8,966)

Extraordinary loss            (1,837)         --        --        (1,837)

Net loss before equity
  adjustment                 (14,293)      3,490        --       (10,803)

Equity Income (loss) in
  subsidiaries                 3,490          --     (3,490)          --

Net loss                     (10,803)      3,490     (3,490)     (10,803)

Preferred stock dividend       9,146          --         --        9,146

Net loss attributable to
  common stockholders      $ (19,949)    $ 3,490    $(3,490)    $(19,949)

Cumulus Media Inc.
Notes to Consolidated Finacial Statements (continued)
(Dollars in thousands, except for per share data)
(unaudited)

                                For the Nine Months
                             Ended September 30, 1998
                                  (unaudited)


                                       Guarantor                  Total
                              Parent   Subsidiaries  Eliminations Consolidated

Cash flows from operating activities:
Net cash (used in) provided
 by operating activities    $ (16,072)  $  11,135      $     --     $ (4,937)

Cash flows from investing activities:
 Acquisitions                      --    (324,287)           --     (324,287)

Investment in subsidiaries   (324,287)         --       324,287           --

Escrow deposits on pending
 acquisitions                  (8,063)         --            --       (8,063)

Other                            (373)     (3,132)           --       (3,505)
 Net cash (used in) provided
 by investing activities     (332,723)   (327,419)      324,287     (335,855)

Cash flows from financing
   activities:
 Net proceeds from revolving
   line of credit and other
   debt                        10,171          --            --       10,171

 Proceeds from Senior notes   160,000          --            --      160,000

    Contribution from parent       --     324,287      (324,287)          --
 Proceeds from issuance of
   preferred stock            101,875          --            --      101,875

 Proceeds from issuance of
 common stock                 107,352          --            --      107,352

 Net cash (used in) provided by
  financing activities        379,398     324,287      (324,287)     379,398

   Increase in cash            30,603       8,003            --       38,606

   Cash beginning of period     1,080         493            --        1,573

   Cash end of period          31,683       8,496            --       40,179



                                    As of December 31, 1997
                                     Guarantor                   Total
                             Parent  Subsidiaries  Eliminations  Consolidated

Current assets                $  3,588    $ 3 ,514   $    --    $  7,102
Property and equipment, net        317       7,803        --       8,120
Investment in subsidiaries     101,732          40  (101,772)         --
Intangible assets, net              --      90,217        --      90,217
Other assets                     2,706       2,296        --       5,002

 Total assets                 $108,343    $103,870 $(101,772)   $110,441

Current liabilities           $  1,869    $  1,981 $      --    $  3,850

Long-term debt, excluding current
 portion                        42,789          --        --      42,789
Other liabilities                  286       2,269    (2,155)        400
  Total liabilities             44,944       4,250    (2,155)     47,039

Preferred stock                 13,426          --        --      13,426

Stockholder's equity            49,973      99,620   (99,617)     49,976

Total liabilities and stockholder's
  Equity                      $108,343    $103,870 $(101,772)   $110,441

Cumulus Media Inc.
 Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except for per share data)
(Unaudited)


                                 For the Period from Inception on
                               May 22, 1997 to September 30, 1997
                                  Guarantor       Total
                        Parent    Subsidiaries   Eliminations    Consolidated

Net revenues            $   --     $   1,634      $      --       $   1,634
Operating expenses         429         1,864             --           2,293

Operating income (loss)   (429)         (230)            --            (659)

Net interest income
  (expense) and other     (101)           59             --             (42)

Income (loss) before
   income taxes           (530)         (171)            --            (701)

Income tax expense          --            --             --              --

Income (loss) before
   extra                  (530)         (171)            --            (701)

Extraordinary (loss)        --            --             --

Net loss before equity
   adjustment             (530)         (171)            --            (701)

Equity income (loss)
   in subsidiaries        (171)           --            171              --

Net loss                  (701)         (171)           171            (701)

Preferred Stock Dividend    --            --             --              --

Net income (loss)
   attributable to common
   stockholders         $ (701)     $   (171)      $    171        $   (701)


                                               For the Period from
                                            Inception on May 22, 1997
                                              to September 30, 1997
                                       Guarantor                  Total
                             Parent    Subsidiaries  Eliminations Consolidated


Cash flows from operating activities:
  Net cash used in provided
   by operating activities    $ (979)   $   (363)      $    --       $(1,342)

Cash flows from investing activities:
Acquisitions                      --     (35,315)           --       (35,315)

Investment in subsidiaries   (35,315)         --        35,315            --

Escrow deposits on pending
  acquisitions                (4,838)         --            --        (4,838)

Other                           (111)       (139)           --          (250)

Net cash used by investing
  activities                 (40,264)    (35,454)       35,315       (40,403)

Cash flows from financing
  activities:

Net proceeds from revolver    15,870          --            --        15,870

Contribution from Parent          --      35,315       (35,315)           --

Proceeds from issuance of
  common stock                26,743          --            --        26,743

  Net cash provided by
    financing activities      42,613      35,315       (35,315)       42,613

  Increase in cash and cash
    equivalents                1,370        (502)           --           868

  Cash and cash equivalents
   at beginning of period         --          --            --            --

  Cash and cash equivalents
   at end of period          $ 1,370     $  (502)      $    --       $   868

Cumulus Media Inc.
Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands, except for per share data)
(Unaudited)



5. Subsequent Events


Subsequent to September 30, 1998 the Company completed acquisitions of 9 radio stations in 3 separate markets for an aggregate purchase price of approximately $10.4 million. These transactions will be accounted for by the purchase method of accounting. The Company intends to execute a supplemental indenture pursuant to which any subsidiaries acquired in these transactions would become Guarantor Subsidiaries.

The Company's pending acquisitions include various agreements to acquire 39 stations in 11 markets for an aggregate purchase price of approximately $53.6 million.


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this Quarterly Report.
This Quarterly Report contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Quarterly Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties and actual results may differ from those in the forward-looking statements as a result of various factors (including, without limitation, risks and uncertainties relating to leverage, the need for additional funds, the inability of the Company to renew one or more of its broadcast licenses, changes in interest rates, consummation of the Company's pending acquisitions, integration of the pending acquisitions, the ability of the Company to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes), many of which are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

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

As of the filing date, the Company owns and operates, provides programming to or sells advertising on behalf of 185 radio stations located in 36 U.S. markets.
Following completion of all of its pending acquisitions, the Company will own and operate, provide programming to or sell advertising on behalf of 204 radio stations located in 39 U.S. markets. The Company anticipates that it will consummate the pending acquisitions, however the closing of each such acquisition is subject to various conditions, including
FCC and other governmental approvals, which are beyond the Company's control. No assurances can be given that the regulatory approval will be received or that the Company will complete the pending acquisitions on a timely basis, if at all.

In the following analysis, management discusses broadcast cash flow and EBITDA (before noncash stock compensation expense). Broadcast cash flow consists of operating income (loss) before depreciation, amortization, corporate general and administrative expenses and noncash stock compensation expense. EBITDA
(before noncash stock compensation expense) consists of operating income (loss) before depreciation, amortization and noncash stock compensation expense.
Although broadcast cash flow and EBITDA (before noncash stock compensation expense) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, they should not be considered in isolation, or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

Cumulus Media Inc.
(Dollars in thousands, except for per share data)
(Unaudited)



RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three and nine month periods ended September 30, 1998 and from the period from the Company's inception, May 22, 1997, through September 30, 1997.


                        For the Period
     For the Three    from May 22, 1997   For the Three       For the Nine
     Months Ended        through           Months Ended       Months Ended
  September 30, 1997 September 30, 1997 September 30, 1998 September 30, 1998

OPERATING DATA:

Net broadcast revenue
     $   1,552        $    1,634         $   28,743            $   63,125

  Stations operating expenses
      Excluding depreciation & amortization
         1,143             1,439             19,961                47,236

  Depreciation and amortization
           365               443              6,075                12,976

  Corporate general and administrative expenses
           274               411              1,664                 3,895

     Operating income (loss)
          (230)             (659)             1,043                  (982)

  Interest expense (net)
           (66)               58             (4,066)               (7,960)

      Net income (loss)
         attributable to common stock
     $    (256)       $     (701)        $  (10,244)            $ (19,949)

OTHER DATA:

  Broadcast cash flow (1)
     $     409        $      195         $    8,782             $  15,889

  Broadcast cash flow margin
          26.4%            11.9%               30.6%                 25.2%

  EBITDA
  (before noncash stock compensation expense)(2)
     $     135        $    (216)         $    7,118             $  11,994

 Cash flows related to:
   Operating activities
           N/A        $  (1,342)                N/A             $  (4,937)
   Investing activities
           N/A        $ (40,403)                N/A             $(335,855)
   Financing activities
           N/A        $  42,613                 N/A             $ 379,398
   Capital expenditures
           N/A               --                 N/A               $ 3,541


 (1) Broadcast cash flow consists of operating income
(loss) before depreciation, amortization, corporate expenses, and noncash stock compensation expense.
Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio
Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

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


THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997


Net Broadcast Revenue. As a result of the stations acquired since the Company's inception and the other factors described above, net broadcast revenue increased $27.1 million to $28.7 million for the three months ended September 30, 1998 from $1.6 million for the three month period ending September 30, 1997. This increase was attributable to the acquisition of radio stations and revenue generated from LMA's entered into since the Company's inception on May 22, 1997.

On a same station basis, (defined as the 59 stations owned or operated from January 1, 1998 through September 30, 1998), net revenue increased $2.8 million or 25.5% to $13.6 million for the three months ended
September 30, 1998, compared to the prior owner's three months ended September 30, 1997. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

Station Operating Expenses excluding Depreciation &
Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $18.8 million to $20.0 million for the three months ended September
30, 1998 from $1.2 million for the three month period ended September 30, 1997. The increase was attributable to the station operating expenses of the acquired stations and the LMA's entered into since the Company's inception.

Corporate General and Administrative Expenses. As a result of the Company's inception on May 22, 1997, the factors described above, and due to certain personnel additions and recruiting expenses and certain franchise tax expenses which were incurred during the quarter, corporate general and administrative expenses increased
$1.4 million to $1.7 million for the three months ended
September 30, 1998.

Other Operating Expenses. Depreciation and amortization increased $5.7 million to $6.1 million for the three months ended September 30, 1998 from $.4 million for the period ended September 30, 1997 primarily due to the impact of various acquisitions consummated since the Company's inception.


Other Expense (Income). Interest expense, net of income, increased from $.1 million during the three month ended September 30, 1997 to $4.0 million for the three months ended September 30, 1998 primarily due to indebtedness incurred in connection with the Company's acquisitions. An extraordinary loss of approximately
$1.9 million on of debt was recorded in the first quarter of 1998, related to the write-off of deferred financing fees in connection with the refinancing of the Company's Old Credit Agreement during the first quarter.

Net Income (Loss) Attributable to Common Stock. As a result of the factors described above and the accrual of dividends on the Company's issued and outstanding preferred stock and the accretion of any related discount; net loss attributable to common stock increased $ 9.9 million to $ 10.2 million for the three months ended September 30, 1998 from $.3 million for the three month period September 30, 1997. For the three months ending September 30, 1998 Preferred Stock dividends includes $2.9 million of accelerated accretion of discount relating to the exchange of the Company's previously issued preferred shares into 13 _%
Series A Cumulative Exchangeable Redeemable Preferred
Stock Due 2009 (see Liquidity and Capital Resources).

Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow increased $8.4 million to $8.8 million for the three months ended
September 30, 1998 from $.4 million for the three month period ended September 30, 1997. The broadcast cash flow margin was 30.6% for the three months ended
September 30, 1998.

EBITDA (before noncash stock compensation expense). As a result of the factors described above, EBITDA (before noncash stock compensation expense) increased $7.0 million to $7.1 million for the three months ended
September 30, 1998 from $.1 million for the three month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, net cash used in operations increased $3.6 million to $4.9 million from net cash used in operations of $1.3 million for the period from inception May 22, 1997 to September 30, 1997, primarily due to the investment in working capital and other current assets made in connection with acquisitions completed since the Company's inception.

For the nine months ended September 30, 1998, net cash used in investing activities, primarily for acquisitions, increased $295.5 million to $335.9 million from $40.4 million in the period from inception on May 22, 1997 to September 30, 1997.

For the nine months ended September 30, 1998, net cash provided from financing activities was $379.4 million compared to $42.6 million in the period from the inception on May 22, 1997 to September 30, 1997. This increase is the result of the completion of the Offerings as well as increased borrowings.

In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures. Management believes that cash from operating activities, proceeds from the Offerings, and revolving loans under the Company's
Credit Facility should be sufficient to permit the Company to meet its financial obligations and to fund its operations for at least the next 12 months, although additional capital resources may be required in connection with the further implementation of the Company's acquisition strategy.

On July 1, 1998, the Company completed its initial public offering of common and preferred stock and debt totaling $391.0 million. The common stock offering was for 7,598,572 shares of Class A Common Stock (the
"Class A Common Stock"), including 6,428,572 shares sold by the Company and 1,170,000 sold by State of Wisconsin Investment Board. Of the 7,598,572 shares of
Class A Common Stock sold, 1,519,714 shares were sold in an offering outside the U.S. and Canada and 6,078,858 shares were sold in a concurrent offering in the United States and Canada. In addition, on July 31,
1998, the underwriters exercised a portion of the over-allotment options and the Company sold an additional
800,000 shares of Class A Common Stock for net proceeds to the Company of $10.4 million. These offerings are collectively referred to as the "Stock Offerings."
Concurrently with the Stock Offerings, the Company sold in a preferred stock offering (the "Preferred Stock
Offering") $125.0 million of 13 3/4% Series A Cumulative
Exchangeable Redeemable Preferred Stock Due 2009 (the
"Series A Preferred Stock"), approximately $34.5 million of which was sold directly by the Company to The Northwestern Mutual Life Insurance Company at a purchase price equal to the price to the public (as described below); and $160.0 million of 10 3/8% Senior
Subordinated Notes Due 2008 (the "Notes") (the "Debt
Offering" and, together with the Stock Offerings and the Preferred Stock Offering, the ("Offerings").

Immediately prior to the completion of the Offerings:
(i) all shares of the Company's 12% Class A Cumulative
Preferred Stock which were held by The Northwestern
Mutual Life Insurance Company (the "NML Preferred
Stock") plus all accrued and unpaid dividends thereon as of the exchange date were exchange for shares of Series A Preferred Stock having an equivalent aggregated liquidation value pursuant to the Preferred
Stock Offering; and (ii) Cumulus Media LLC, the
Company's parent prior to the consummation of the Offerings ("Media LLC"), was liquidated and the shares of Class A Common Stock, Class B Common Stock and Class
C Common Stock of the Company held by Media LLC was distributed by Media LLC to its members in liquidation
(the "Reorganization"). Prior to the completion of the Offerings, the Company financed its acquisitions primarily through private equity financing and borrowings under a credit agreement (the "Old Credit
Agreement"). In March 1998, the Company entered into a
$190.0 million senior credit facility (the "Credit
Facility"). The Credit Facility was amended most recently as of June 26, 1998, to provide for a revolving credit line of $25.0 million until March 2, 2006 and an eight-year term loan facility of $125.0 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of the term facility upon the closings of the Offerings.

Subsequent to September 30, 1998, the Company completed acquisitions of 9 radio stations in 3 separate markets for an aggregate purchase price of approximately $10.4 million. These transactions will be accounted for by the purchase method of accounting.

The Company has also entered into various agreements to acquire 39 stations in 11 markets for an aggregate purchase price of approximately $53.6 million.

The Credit Facility, provides for a revolving credit line of $25.0 million until March 2, 2006, and an eight-year loan facility of $125.0 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of term loan facility upon the closing of the offerings. The remaining $62.5 million of term loan facility is available through January 15, 1999. The proceeds of the borrowings under the Credit Facility have been used to finance acquisitions and repay the Company's outstanding indebtedness under the Old Credit
Agreement, and to secure outstanding letters of credit issued under its previous credit facility in an aggregated amount equal to approximately $6.2 million.

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

Both revolving credit and term loan borrowings under the Credit Facility bear interest, at the company's option, at a rate equal to the Base Rate (as defined under the terms of the Credit Facility) plus a margin ranging between 0.50% to 1.75% or the Eurodollar Rate
(as defined under the terms of the credit facility) plus a margin ranging between 1.50 to 2.75% (in each case dependent upon the leverage ratio of the Company).
The revolving credit and term loan borrowings are repayable in quarterly installments beginning in 2000, subject to mandatory prepayment in certain circumstances. The scheduled annual amortization of the term loans is $2.0 million in each of the years 2000 through 2002, $10.0 million in 2003, $20.0 million in 2004, $69.0 million in 2005, and $20.0 million at maturity. The scheduled annual reduction in availability under the revolving credit loans is $7.5 million in each of the years 2004 through 2005, and $2.5 million in 2006.


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

In February 1998, the FASB issued SFAS No. 132
"Employers' Disclosures about Pensions and Other Post retirement Benefits," which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88,
"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination
Benefits," and SFAS No. 106, "Employers' Accounting for
Post retirement Benefits Other Than Pensions." SFAS No.
132 does not change the existing measurement or recognition provision of SFAS Nos. 87, 88, or 106.

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


INFLATION

   The Company does not believe that inflation has a material effect on its operations.


YEAR 2000 RISK

The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year
2000. This could cause a system failure or miscalculation in the Company's broadcast and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

Based on recent system evaluations, surveys, and ongoing, on-site inventories, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Y2K issue can be mitigated. If such modifications and replacements are not made, or are not completed in time, the Y2K issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Y2K issue involves the identification and assessment of the existing problem, the development of a plan of remediation, as well as a testing and implementation plan. To date, the Company has substantially completed the identification and assessment process, with the following significant financial and operational components identified as being affected by the Y2K issue:

Broadcast Locations:

   Broadcast studio equipment and software necessary to deliver audio and video programming; this includes but is not limited to:
   Hardware: Transmission control systems, digital workstations, personal computers, encoders, decoders, etc.
   Software: Studio automation systems, advertising inventory management systems responsible for managing, scheduling and billing customer's broadcast advertising purchases; data interchange systems, production software, promotion software and sales system software;
   Office Systems: Telephone and voice mail, photocopying equipment, facsimile equipment, postage meters; etc.

Corporate Offices:

   Hardware: Computer hardware running critical financial and operational software that is not capable of recognizing a four-digit code for the applicable year; business data interchange and storage equipment; personal computers;

   Software: Corporate financial accounting and information system software;
   Office Systems: Telephone and voice mail, photocopying equipment, facsimile equipment, postage meters; etc.

   Significant non-technical systems and equipment that may contain microcontrollers which are not Y2K compliant are being identified and addressed if deemed critical.
Cumulus Media Inc.
YEAR 2000 RISK
Dollars in thousands, except for per share data)
(Unaudited)



The Company has instituted the following remediation plan to address the Y2K issues:

   A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Y2K compatible computers has been instituted. As of September 30, 1998 approximately 20 % of all essential system hardware and software related to broadcast locations have been verified as Y2K compatible.
   Approximately 90% of all essential corporate office systems have been verified as Y2K compliant. The
   Company anticipates the verification of systems as Y2K compliant to be 100% complete by the end of 1999.

   Software upgrades or replacement of advertising
   inventory management software which is Y2K
   compliant have been planned, are in process, or
   have been completed as of September 30, 1998.  The
   company has received assurances from its software
   vendors that supply the Company's advertising
   inventory management software that this software is
   Y2K or will become Y2K complaint with a few minor
   exceptions.  For these non-compliant vendors, the
   Company will install inventory management software
   from a compliant vendor by the  end of 1999.   The
   Company is dependent upon the vendors and manufacturers of its software and hardware for compliance information. There can be no assurance regarding the completeness and accuracy of their representations regarding the Y2K compliance of their software or hardware.

   Financial accounting software for the broadcast locations is currently being replaced by Y2K compliant software. This conversion will be completed in the second quarter of 1999.

While the Company believes its efforts will adequately address the Y2K issue, there can be no assurance that the Company will not experience material disruptions to its business as a result of the Y2K issue.

The Company is currently querying other significant vendors that do not share information systems with the company (external agents). To date, the Company is not aware of any external agent with a Y2K issue that would materially impact the company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Y2K compliant. The inability of external agents to complete their Y2K resolution process is a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

In the ordinary course of business, the Company has acquired or plans to acquire the necessary Y2K compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and early 1999 that were initially planned without specific regard to the Y2K issue. These system enhancements resolve many Y2K problems and have not been delayed as a result of any additional efforts addressing the Y2K issue.

However, there are several hardware and software expenditures that have been, or will be incurred, to specifically remediate Y2K non-compliance. Incremental hardware and software costs that the company has attributed to the Y2K issue could be as much as $600,000 for each of the company's 39 markets. The
Company is in the process of completing a market by market analysis of specific Y2K compliance costs. This analysis will be completed by December 31, 1998. The majority of these costs will be incurred over the next
12 months. Of this cost, the Company believes 90% of the costs will be capitalized as new hardware or software. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from the Credit Facility.
The Company's accounting policy is to expense costs incurred due to maintenance, minor modification or upgrade costs and to capitalize the cost of new hardware and software.

Management believes it has an effective program in place to resolve the Y2K issue in a timely manner. As noted above, the company has not yet completed all necessary phases of the Y2K program. In the event that the Company does not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Y2K issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company currently has no contingency plans in place in the event it does not complete all phases of the Y2K program. The Company plans to evaluate the status of completion of its Y2K program in March 1999 and determine whether such contingency plans are necessary.


Item 3.  Quantitative and Qualitative Disclosures

      About Market Risk

Not applicable.

Cumulus Media Inc.
Dollars in thousands, except for per share data)
(Unaudited)




               PART II. OTHER INFORMATION
Item 1.   Legal Proceedings

      No items to report.

Item 2.   Changes in Securities and Use of Proceeds



   Pursuant to a Registration Statement on Form S-1
(Commission File No. 333-48849) declared effective by the Securities and Exchange Commission on June 26, 1998
(the "Registration Statement"), the Company sold
7,228,572 shares (including 800,000 shares pursuant to the exercise of an over allotment option) of its Class
A Common Stock, par value $.01 per share (the "Class A
Common Stock") in an initial public offering (the
"Common Stock Offering"). An additional 1,170,000 shares of the Class A Common Stock were sold by a selling stockholder in the Common Stock Offering. Of the 7,598,572 shares of Class A Common Stock sold,
1,519,714 shares were sold in an offerings outside the U.S. and Canada (the "International Common Stock
Offering", and together with the Common Stock Offering, the "Common Stock Offerings"). The offering price of the Class A Common Stock was $14.00 per share, resulting in an aggregate offering price of $101.2 million for the account of the Company and $16.4 million for the selling stockholder. After underwriting discounts, the proceeds to the Company from the Common
Stock Offerings were $94.2 million and the proceeds to the selling stockholder were $15.2 million. All of the shares registered in the Common Stock Offerings were sold.

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

   The Common Stock Offering closed on July 1,1998 and the managing underwriters for the Common Stock Offering were Lehman Brothers Inc., Bear, Stearns & Co. Inc., and BT Alex. Brown. The International Common Stock
Offering also closed on July 1, 1998 and the managing underwriters for the Common Stock Offering were Lehman
Brothers International, Bear, Stearns International
Limited, BT Alex. Brown International, and Credit
Lyonnais Securities.

Cumulus Media Inc.
Dollars in thousands, except for per share data)
(Unaudited)






   The Preferred Stock Offering closed on July 1, 1998 and the managing underwriters for the Preferred Stock
Offering were Bear, Stearns & Co. Inc. and Lehman
Brothers Inc. The Debt Offering closed on July 1,1998 and the managing underwriters for the Debt Offering were Bear, Stearns & Co. Inc. and Lehman Brothers Inc.


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

   The net offering proceeds to the Company were used for repayment of bank debt (approximately $80.0 million); to complete the Pending Acquisitions
(approximately $325.0 million of which have closed to date, and the balance of which will close over the next three to six months, subject to all applicable regulatory approvals), and finally to fund working capital, capital expenditures, and other general corporate purposes.

   Of these amounts none were direct or indirect
payments to officers, directors or their associates, or
persons owning 10% or more of any class of equity
securities of the Company. All material use of proceeds
were direct or indirect payments to others.
   Item   3. Defaults upon Senior Securities
      No items to report.
Item   4. Submission of Matters to a Vote of Security
Holders
      No items to report.
Item   5. Other Information

      No items to report.

Item  6.  Exhibits and Reports on Form 8-K



   (a)Exhibits





   27.1         Financial Data Schedule

      (b)  Reports on Form 8-K

                Form 8-K filed on July 17, 1998 and

      Amendment No.1 to such report filed on August 13, 1998.








                      SIGNATURES

   Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CUMULUS MEDIA INC.

Date: November 16, 1998

                                   By: /s/ Richard J. Bonick Jr.
                                   ---------------------------------
                                   Richard J. Bonick Jr.
                                   Chief Financial Officer