Form 10-K
period 1998-12-31
CUMULUS MEDIA INC
filed 1999-04-15
CIK 1058623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 00-24525

                               CUMULUS MEDIA INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  ILLINOIS                                      36-4159663
          (State of Incorporation)                 (I.R.S. Employer Identification No.)

                       111 E. KILBOURN AVENUE, SUITE 2700
                              MILWAUKEE, WI 53202
                           TELEPHONE: (414) 615-2800
  (Address, including zip code, and telephone number, including area code, of registrant's principal offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

          $160.0 MILLION OF 10 3/8% SENIOR SUBORDINATED NOTES DUE 2008
           $125.0 MILLION OF 13 3/4% SERIES A CUMULATIVE EXCHANGEABLE
                      REDEEMABLE PREFERRED STOCK DUE 2009
       8,700,504 SHARES OF CLASS A COMMON STOCK; PAR VALUE $.01 PER SHARE
      8,660,416 SHARES OF CLASS B COMMON STOCK; PAR VALUE $ .01 PER SHARE
      2,376,277 SHARES OF CLASS C COMMON STOCK; PAR VALUE $ .01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant as of February 28, 1999 was approximately $198.5 million. As of February 28, 1998, the registrant had outstanding 19,737,197 shares of common stock consisting of (i) 8,700,504 shares of Class A Common Stock; (ii) 8,660,416 shares of Class B Common Stock; and
(iii) 2,376,277 shares of Class C Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of our Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CUMULUS MEDIA INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
------                                                                 ------
         Index.......................................................     2

                                    PART I
 1.      Business....................................................     3
 2.      Properties..................................................    25
 3.      Legal Proceedings...........................................    26
 4.      Submission of Matters to a Vote of Security Holders.........    26

                                   PART II
 5.      Market for the Company's Common Equity and Related
           Stockholder Matters.......................................    26
 6.      Selected Consolidated Financial Data........................    27
 7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    28
 7A.     Quantitative and Qualitative Disclosure about Market Risk...    35
 8.      Financial Statements and Supplementary Data.................    36
 9.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    36

                                   PART III
10.      Directors and Executive Officers of the Company.............    36
11.      Executive Compensation......................................    39
12.      Security Ownership of Certain Beneficial Owners.............    39
13.      Certain Relationships and Related Transactions..............    40

                                   PART IV
14.      Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................    41

         Signatures..................................................    46

                                     PART 1

ITEM 1. BUSINESS

CERTAIN DEFINITIONS

     We use the term "local marketing agreement" ("LMA") in various places in this report. A typical LMA is an agreement under which a Federal Communications Commission ("FCC") licensee of a radio station makes available, for a fee, air time on its station to a party. Such party provides programming to be broadcast during such airtime and collects revenues from advertising it sells for broadcast during such programming.

     A station's or station group's "power ratio" is defined as such station's or station group's revenue market share divided by its audience market share.

     "MSA" is defined as Metro Survey Area, as listed in the Arbitron Radio Metro and Television Market Population Estimates 1996-1997. For example, "MSA 100-268" would mean the 100th largest market through the 268th largest market, as listed in the Arbitron Radio Metro and Television Market Population Estimate.

     Unless otherwise indicated:

     - we obtained market ranking by radio advertising revenue, radio market advertising revenue and radio market advertising data from BIA's MasterAccess ("BIA") compiled by BIA Research, Inc.;

     - we obtained total industry listener and revenue levels from the Radio Advertising Bureau ("RAB");

     - we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over ("Adults 12+"), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Spring 1998 Arbitron Market Report pertaining to each market, as reported by BIA; and

     - we obtained revenue share data in each market presented from BIA as adjusted for market information available to and known by the Company.

     The terms "Broadcast Cash Flow" and "EBITDA before non-cash stock compensation expense" are used in various places in this document.

     Broadcast Cash Flow consists of:

     - operating income (loss) before

        -- depreciation,

        -- amortization,

        -- non-cash stock compensation expense and

        -- corporate general and administrative expense.

     EBITDA, before non-cash stock compensation expense, consists of:

     - operating income (loss) before

        -- depreciation,

        -- amortization and

        -- non-cash stock compensation expense.

     EBITDA, before non-cash stock compensation expense, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Although Broadcast Cash Flow and EBITDA, before non-cash stock compensation expense, are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), we believe that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, Broadcast Cash Flow and EBITDA, before non-cash stock compensation expense, should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability.

COMPANY OVERVIEW

     Cumulus Media Inc. ("Cumulus" or the "Company") is a radio broadcasting company focused on acquiring, operating and developing radio stations in demographically attractive and fast growing mid-size radio markets in the U.S. (primarily MSA 100-268), and as of March 19, 1999 owns and operates 180 stations in 39 U.S. markets. We also provide sales and marketing services under LMAs (pending FCC approval of acquisition) to 33 stations in 13 U.S. markets. Upon consummation of certain pending acquisitions, we will be one of the three largest radio broadcasting companies based on number of stations, and among the twelve largest in the U.S. based on net revenues. Upon consummation of certain pending acquisitions, we will own and operate a total of 221 radio stations (153 FM and 68 AM) in 42 U.S. markets. In 38 markets, we will rank first or second in terms of revenue share and/or audience share.

     Relative to the 100 largest markets in the U.S., we believe that the mid-size markets (MSA 100-268) represent attractive operating environments and generally are characterized by:

     - faster real growth in the population and the economy;

     - a greater reliance on radio advertising as evidenced by the greater percentage of total media revenues captured by radio than the national average;

     - rising advertising revenues as the larger national and regional retailers expand into these markets; and

     - lower historical susceptibility to economic downturns.

     We believe that the attractive operating characteristics of mid-size markets together with the relaxation of FCC ownership limits, create significant opportunities to form groups of radio stations within markets and regions that will enable us to achieve revenue growth, product improvement and cost efficiencies. As a result, we believe that we can grow revenues at rates equal to or better than larger market growth rates and generate Broadcast Cash Flow margins that are comparable to the higher margins that in the past have generally been achieved only in the top 100 markets. We believe that mid-size radio markets provide an excellent opportunity to acquire attractive properties at favorable purchase prices due to the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to BIA, there are approximately 1,656 FM and 1,035 AM stations in the 169 U.S. radio markets ranked MSA 100-268. These 2,691 stations are owned by approximately 990 different operators. In addition, there are nearly 4,700 stations in unranked markets owned by approximately 2,500 operators.

BUSINESS STRATEGY

     Our operating strategy has the following principal components:

     - ASSEMBLE LEADING STATION GROUPS. In each market, we have acquired stations with diverse programming formats and FCC licenses that have full signal coverage in the market area. In each market, we seek to assemble a group or "cluster" of stations that immediately following acquisition will rank first or second with the near term potential to rank first in the market in terms of revenue and/or audience share.

     - DEVELOP EACH STATION AS A UNIQUE ENTERPRISE. While each station in a market shares a common infrastructure of support personnel and systems and in many cases studio and office space, each station is programmed and merchandised as a separate entity with its own brand identity, programming and inventory of radio time slots for advertisers. Each station targets a unique demographically defined audience of listeners. Each station has its own program director, sales manager and sales organization.

     - POSITION STATION CLUSTER TO COMPETE WITH PRINT AND TELEVISION. While each station is generally sold independently, we also have the flexibility to present the entire cluster. This affords major advertisers the opportunity to target demographic segments comparable to newspapers and television with greater cost effectiveness. By offering this new flexibility, we are able to compete for a share of the relatively larger advertising budgets spent on newspaper and television.

     - LIVE ON-AIR TALENT AND RESEARCH TO SUPPORT PROGRAMMING. We use audience research and music testing to refine each station's programming content to match the preferences of the stations target demographic audience. We also seek to enrich the listener experience by increasing both the quality and quantity of local programming with live on-air personalities. In addition, we have secured the services of the Associated Press to provide each of our stations with the news resources to keep our listeners informed as well as entertained. We believe this strategy is the essence of successful radio and maximizes the number of listeners for each station.

     - EMPLOY INTERNET-BASED MANAGEMENT INFORMATION SYSTEMS. We have implemented a proprietary set of computer applications using Internet software standards to monitor daily sales performance, inventory and pricing levels by station and by market. This system allows our managers to track performance in near real-time comparing actual to historical and planned levels as an early warning system for markets which stray off plan and to insure optimal inventory and pricing levels. We also employ this same platform as the basis for a company-wide information system that allows our managers in each market to share their best ideas about programming, sales and promotions.

ACQUISITION HISTORY

     We completed the following acquisitions of radio stations for cash during the year ended December 31, 1998. The respective purchase price listed below for each transaction includes certain acquisition related costs paid in 1998 and 1997, and are rounded to the nearest thousand:

                    MARKETS AND STATIONS                         ACQUISITION DATE     PURCHASE PRICE
                    --------------------                         ----------------     --------------
COLUMBUS, GEORGIA
  M & M Partners
  (WVRK-FM, WGSY-FM, WPNX-AM and WMLF-AM)...................    January 6, 1998          $ 13,241
  Minority Radio Associates
  (WAGH-FM).................................................    March 17, 1998           $  2,054
  Smiths
  (WBFA-FM).................................................    November 1, 1998         $  1,800
TALLAHASSEE, FLORIDA
  Tally Radio, L.C
  (WWLD-FM).................................................    January 16, 1998         $  1,200
  HVS Partners
  (WBZE-FM, WHBT-AM and WHBX-FM)............................    January 16, 1998         $ 15,650
TOLEDO, OHIO
  Venice Broadcasting Corp.
  (WXKR-FM).................................................    January 27, 1998         $  5,009
SALISBURY, MARYLAND
  Connor Broadcasting Corporation
  (WSBY-FM and WJDY-AM).....................................    February 11, 1998        $  1,361
  WWFG-FM and WOSC-FM
  (WOSC-FM and WWFG-FM).....................................    July 7, 1998             $  7,564
ANN ARBOR, MICHIGAN
  Arbor Radio LP
  (WIQB-FM, WQKL-FM, WTKA-AM and WDEO-AM)...................    March 2, 1998            $ 15,356

                    MARKETS AND STATIONS                         ACQUISITION DATE     PURCHASE PRICE
                    --------------------                         ----------------     --------------
MYRTLE BEACH, SOUTH CAROLINA
  Carolina Broadcasting, Inc.
  (WJXY-AM and WJXY-FM).....................................    March 16, 1998           $  2,405
  Seacoast Radio Company, LLC
  WDAI-FM
  Sunny Broadcasters, Inc.
  (WSNY-FM).................................................    March 25, 1998           $  8,229
  WSEA Inc.
  (WSEA-FM).................................................    July 31, 1998            $  1,346
FLORENCE, SOUTH CAROLINA
  Forjay Broadcasting Corporation
  (WYNN-FM and WYNN-AM).....................................    March 23, 1998           $  4,601
  GHB Broadcasting
  (WHSC-AM and WHSC-FM).....................................    May 1, 1998              $    705
AMARILLO, TEXAS
  Heritage Communications
  (KZRK-AM and KZRK-FM).....................................    April 1, 1998            $  1,032
  West Jewel Management
  (KARX-FM).................................................    April 8, 1998            $    928
  Wiskes-Abaris Communications
  (KQIZ-FM).................................................    April 30, 1998           $  3,207
  Westwind Broadcasting
  (KPUR-FM and KPUR-AM).....................................    June 9, 1998             $    829
AUGUSTA, GEORGIA
  Savannah Valley Broadcasting Radio Properties
  (WBBQ-AM and WBBQ-FM).....................................    April 1, 1998            $ 10,206
  WLOV P&T Broadcasting
  (WLOV-FM and WLOV-AM).....................................    August 14, 1998          $    533
ABILENE, TEXAS
  IQ Radio, Inc.
  (KHXS-FM).................................................    April 7, 1998            $    385
  Big Country Broadcasting
  (KBCY-FM and KCDD-FM).....................................    April 15, 1998           $  2,048
  Esprit Communications Co.
  (KFQX-FM).................................................    August 14, 1998          $  1,695
BEAUMONT, TEXAS
  Beaumont Skywave, Inc.
  (KTCX-FM).................................................    May 15, 1998             $  3,804
  Ninety-Four Point One, Inc.
  (KAYD-FM, KAYD-AM, KQXY-FM and KQHN-AM)...................    May 15, 1998             $ 11,646
DUBUQUE, IOWA
  KIKR, Inc.
  (KIKR-FM).................................................    June 3, 1998             $  1,350
  Communications Properties, Inc.
  (KLYV-FM, KXGE-FM, WJOD-FM and WDBQ-AM)...................    September 15, 1998       $  6,120
ODESSA-MIDLAND, TEXAS
  New Frontier Communications, Inc.
  (KBAT-FM, KODM-FM, KNFM-FM, KGEE-FM and KMND-AM)..........    July 2, 1998             $ 15,083

                    MARKETS AND STATIONS                         ACQUISITION DATE     PURCHASE PRICE
                    --------------------                         ----------------     --------------
CHATTANOOGA, TENNESSEE
  Republic Corporation
  (WUSY-FM).................................................    July 2, 1998             $ 20,640
  Chattanooga Broadcasting Group
  (WLMX-FM, WLMX-AM and WZST-FM)............................    July 31, 1998            $  5,500
MONTGOMERY, ALABAMA
  Republic Corporation
  (WMSP-AM, WNZZ-AM, WMXS-FM and WLWI-FM)...................    July 2, 1998             $ 20,724
MARION -- CARBONDALE, ILLINOIS
  Clearly Superior Radio Properties, LLC
  (WDDD-FM, WDDD-AM, WFRX-AM, WTAO-FM, WVZA-FM and
  WQUL-FM)..................................................    July 2, 1998             $ 12,795
SAVANNAH, GEORGIA
  Lewis Broadcasting
  (WJCL)....................................................    July 6, 1998             $  7,520
  Savannah Communications, L.P.
  (WIXV-FM, WSGF-FM and WBMQ-AM)............................    July 31, 1998            $  5,268
  Ocmulgee Broadcasting Co., Inc.
  (WEAS-FM and WEAS-AM).....................................    September 24, 1998       $  5,206
  Phoenix Broadcast Partners
  (WZAT-FM).................................................    September 30, 1998       $  3,518
GRAND JUNCTION, COLORADO
  Jan-Di Broadcasting, Inc.
  (KBKL-FM, KEKB-FM and KMXY-FM)............................    July 8, 1998             $  6,344
BANGOR, MAINE
  Castle Broadcasting, L.P.
  (WQCB-FM and WBZN-FM).....................................    July 10, 1998            $  6,672
MONROE, MICHIGAN
  Lesnick Communications, Inc.
  (WTWR-FM).................................................    July 23, 1998            $  3,393
LAKE CHARLES, LOUISIANA
  Louisiana Media Interests, Inc.
  (KKGB-FM, KBIU-FM, KYKZ-FM and KXZZ-AM)...................    July 24, 1998            $ 16,392
KALAMAZOO, MICHIGAN
  Crystal Radio Group, Inc.
  (WKFR-FM, WRKR-FM and WKMI-AM)............................    July 31, 1998            $ 14,180
BISMARCK, NORTH DAKOTA
  JKJ Broadcasting, Inc., Missouri River Broadcasting, Inc.,
  Ingstad Mankato, Inc., James Ingstad Broadcasting, Inc.,
  and Hometown Wireless, Inc.
  (KBYZ-FM, KACL-FM, KKCT-FM and KLXX-AM)...................    August 14, 1998          $  7,539
NEW ULM -- SPRINGFIELD -- MARSHALL, MINNESOTA
  JKJ Broadcasting, Inc., Missouri River Broadcasting, Inc.,
  Ingstad Mankato, Inc., James Ingstad Broadcasting,
  Inc.,and Hometown Wireless, Inc.
  (KNUJ-FM, KNUJ-AM and KNSG-FM)............................    August 14, 1998          $  5,460
WASECA, MINNESOTA
  JKJ Broadcasting, Inc., Missouri River Broadcasting, Inc.,
  Ingstad Mankato, Inc., James Ingstad Broadcasting, Inc.,
  and Hometown Wireless, Inc.
  (KOWO-AM and KRUE-FM).....................................    August 14, 1998          $  2,488

                    MARKETS AND STATIONS                         ACQUISITION DATE     PURCHASE PRICE
                    --------------------                         ----------------     --------------
OWATONNA, MINNESOTA
  JKJ Broadcasting, Inc., Missouri River Broadcasting, Inc.,
  Ingstad Mankato, Inc., James Ingstad Broadcasting, Inc.,
  and Hometown Wireless, Inc.
  (KRFO-FM and KRFO-AM).....................................    August 14, 1998          $  2,488
MANKATO, MINNESOTA
  JKJ Broadcasting, Inc., Missouri River Broadcasting, Inc.,
  Ingstad Mankato, Inc., James Ingstad Broadcasting, Inc.,
  and Hometown Wireless, Inc.
  (KXLP-FM, KYSM-AM and KYSM-FM)............................    August 14, 1998          $ 11,153
MASON CITY, IOWA
  JKJ Broadcasting, Inc., Missouri River Broadcasting, Inc.,
  Ingstad Mankato, Inc., James Ingstad Broadcasting, Inc.,
  and Hometown Wireless, Inc.
  (KCHA-FM, KGLO-AM, KIAI-FM and KLKK-FM)...................    August 14, 1998          $ 11,404
FARIBAULT, MINNESOTA
  Radio Ingstad Minnesota, Inc., Radio Albert Lea, Inc., and
  KRCH of Minnesota
  (KRCH-FM, KWEB-AM, KMFX-F and KMFX-AM)....................    August 14, 1998          $  4,197
ROCHESTER, MINNESOTA
  Radio Ingstad Minnesota, Inc., Radio Albert Lea, Inc., and
  KRCH of Minnesota
  (KRCH-FM, KWEB-AM, KMFX-FM and KMFX-AM)...................    August 14, 1998          $  6,242
TOPEKA, KANSAS
  Midland Broadcasters, Inc.
  (KMAJ-FM, KMAJ-AM, KDVV-FM and KTOP-AM)...................    September 30, 1998       $ 11,111
GREEN BAY, WISCONSIN
  American Communications Company
  (KJLW-FM).................................................    October 2, 1998          $  2,606
  Brillion Radio Company
  (WEZR-FM).................................................    November 2, 1998         $  2,115
AUGUSTA-WATERVILLE, MAINE
  Tryon-Seacoast, Inc.
  (WABK-FM, WKCG-FM, WIGY-FM, WCME-FM and WFAU-AM)..........    October 16, 1998         $  4,340
ALBANY, GEORGIA
  K-Country, Inc.
  (WEGC-FM and WJAD-FM).....................................    October 26, 1998         $  1,911
TUPELO, MISSISSIPPI
  Charisma Communications
  (WESE-FM, WWZD-FM, WTUP-AM and WNRX-AM)...................    December 29, 1998        $  3,425
                                                                                         --------
                                                                TOTAL                    $344,018
                                                                                         ========

     During the twelve months ended December 31, 1998, the Company operated the following stations under local marketing agreements ("LMA"):

                    MARKET AND STATIONS                         LMA EFFECTIVE DATE
                    -------------------                         ------------------
GREEN BAY, WISCONSIN
  American Communications Co.
  (WJLW-FM).................................................    February 15, 1998

                    MARKET AND STATIONS                         LMA EFFECTIVE DATE
                    -------------------                         ------------------
  Brillion Radio Company
  (WEZR-FM).................................................    February 15, 1998
AUGUSTA, GEORGIA
  Savannah Valley Broadcasting Radio Properties
  (WBBQ-AM and WBBQ-FM).....................................    September 4, 1997
SALISBURY, MARYLAND
  WWFG-FM and WOSC-FM
  (WWFG-FM and WOSC-FM).....................................    February 1, 1998
TALLAHASSEE, FLORIDA
  HVS Partners
  (WHBX-FM, WBZE-FM and WHBT-AM)............................    August 18, 1997
  Tally Radio, L.C
  (WWLD-FM).................................................    August 18, 1997
  Tallahassee Broadcasting, Inc.
  (WGLF-FM).................................................    August 18, 1997
ABILENE, TEXAS
  Big Country Broadcasting
  (KBCY-FM and KCDD-FM).....................................    November 1, 1997
  IQ Radio, Inc.
  (KHXS-FM).................................................    November 1, 1997
  Esprit Communications
  (KFQX-FM).................................................    April 1, 1998
AMARILLO, TEXAS
  Westwind
  (KPUR-FM and KPUR-AM).....................................    January 1, 1998
  Heritage Communications
  (KZRK-FM and KZRK-AM).....................................    January 1, 1998
  West Jewel
  (KARX-FM).................................................    January 1, 1998
  Wiskes-Abaris
  (KQIZ-FM).................................................    February 15, 1998
ODESSA-MIDLAND, TEXAS
  New Frontier Communications, Inc.
  (KGEE-FM, KODM-FM, KNFM-FM, KMND-AM and KBAT-FM)..........    January 1, 1998
MARION CARBONDALE, ILLINOIS
  Clearly Superior Radio Properties
  (WDDD-FM, WDDD-AM, WTAO-FM, WVZA-FM, WQUL-FM and
  WFRX-AM)..................................................    January 1, 1998
COLUMBUS, GEORGIA
  Minority Associates
  (WAGH-FM).................................................    January 1, 1998
  Solar Broadcasting Company, Inc.
  (WSTH-FM and WDAK-AM).....................................    December 17, 1998
SAVANNAH, GEORGIA
  Savannah Communications, L.P.
  (WBMQ-AM, WIXV-FM and WSGF-FM)............................    January 1, 1998
  WJCL-FM
  (WJCL-FM).................................................    January 1, 1998
  Phoenix Broadcast Partners, Inc.
  (WZAT-FM).................................................    March 16, 1998

                    MARKET AND STATIONS                         LMA EFFECTIVE DATE
                    -------------------                         ------------------
BEAUMONT, TEXAS
  Beaumont Skywave, Inc.
  (KTCX-FM).................................................    February 15, 1998
MYRTLE BEACH, SOUTH CAROLINA
  Carolina Broadcasting, Inc.
  (WXJY-FM).................................................    March 16, 1998
FLORENCE, SOUTH CAROLINA
  Clarendon County Broadcasting
  (WHLZ-FM and WYMB-AM).....................................    March 18, 1998
  Pamplico Broadcasting, L.P.
  (WBZF-FM, WMXT-FM and WWFN-FM)............................    March 16, 1998
MONTGOMERY, ALABAMA
  Republic Corporation
  (WMSP-AM, WNZZ-AM, WMXS-FM and WLWI-FM)...................    February 11, 1998
  McDonald Media Group, Inc.
  (WHHY-AM, WJCC-FM and WXFX-FM)............................    August 17, 1998
CHATTANOOGA, TENNESSEE
  Republic Corporation
  (WUSY-FM).................................................    February 11, 1998
  Marson Broadcasting, Inc.
  (WKXJ-FM).................................................    July 1, 1998
AUGUSTA, GEORGIA
  P&T Broadcasting, Inc.
  (WLOV-AM and WLOV-FM).....................................    April 1, 1998
  Estate of George G. Weiss
  (WZNY-FM).................................................    December 14, 1998
DUBUQUE, IOWA
  KIKR, INC.
  (KIKR-FM).................................................    April 1, 1998
ALBANY, GEORGIA
  Brooks Broadcasting Co.
  (WKAK-FM, WEGC-FM, WALG-AM and WJAD-FM)...................    April 1, 1998
  Albany Broadcasting Co.
  (WGPC-FM and WGPC-AM).....................................    June 1, 1998
  Williams Communications Systems, Inc.
  (WQVE-FM).................................................    July 2, 1998
MONROE, MICHIGAN
  Lesnick Communications, Inc.
  (WTWR-FM).................................................    April 1, 1998
FLORENCE, SOUTH CAROLINA
  Nautical Broadcasting
  (WCMG-FM).................................................    April 1, 1998
MYRTLE BEACH, SOUTH CAROLINA
  Blue Dolphin of South Carolina, Inc.
  (WSEA-FM).................................................    April 1, 1998
COLUMBUS -- STARKVILLE, MISSISSIPPI
  Charisma Communications
  (WSSO-AM, WMXU-FM, WSMS-FM, WKOR-FM, WKOR-AM and
  WMSU-FM)..................................................    September 30, 1998

                    MARKET AND STATIONS                         LMA EFFECTIVE DATE
                    -------------------                         ------------------
TUPELO, MISSISSIPPI
  Charisma Communications
  (WESE-FM, WTUP-AM, WNRX-AM and WWZD-FM)...................    September 30, 1998

     The statement of operations for the twelve months ended December 31, 1998 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of (i) the date of acquisition of such station by the Company; or (ii) December 31, 1998.

     In December of 1998 the Company formed Cumulus Wireless Services, Inc. ("Wireless Services") a wholly owned subsidiary of Cumulus Broadcasting Inc. to develop additional revenue and cash flow from its broadcast towers. For the year ended December 31, 1998 Wireless Services did not report any net revenue, net income, or cash flow.

INDUSTRY OVERVIEW

     Revenues for radio stations are generated primarily from the sale of advertising time to local and national spot advertisers and national network advertisers. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1991, when total radio advertising revenue fell by approximately 3.1% compared to the prior year, advertising revenue has generally risen in each of the past 16 years faster than both inflation and the gross national product. According to the RAB's Radio Marketing Guide and Fact Book for Advertisers 1998, each week radio reaches approximately 96% of all Americans over the age of 12. More than 60% of all radio listening is done outside the home and car radio reaches four out of five adults each week. The average listener spends approximately three hours and 24 minutes per day listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 80% of people over 12 years of age, and as a result, radio advertising sold during this period achieves premium advertising rates.

     Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format such as country, adult contemporary, oldies or news/talk. A station's format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market's radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

     The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, is limited in part by the format of a particular station and the local competitive environment. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio-advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising they obtain.

GENERATION OF REVENUE

     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 89% of our net broadcasting revenues were generated from the sale of local and regional advertising in each of 1998 and 1997. Additionally, broadcasting revenues are generated from the sale of national advertising. Our advertisers include companies in the following industries:

- Automotive                        - Telecommunications                - Movies
- Retail                            - Fast Food                         - Entertainment
- Healthcare                        - Beverage                          - Services

SALES AND MARKETING

     Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. Cumulus employs a tiered commission structure to focus our individual sales staffs on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations; we have increased the number of sales persons per station. We believe that we can outperform the traditional growth rates of our markets by: (i) expanding our customer base to include advertisers who have historically not advertised or used other media such as newspaper and television; (ii) expanding the sales organization to acquire and support an expanded base of customers; (iii) providing more in-depth training to all sales personnel; and (iv) providing a higher level of service to all advertisers. We support our strategy of building local direct accounts by employing personnel in each of our markets to produce custom commercials that respond to the needs of our advertisers. In addition, in-house production provides advertisers greater flexibility in changing their commercial messages with minimal lead-time.

     Our national sales are made by firms specializing in radio advertising sales on the national level in exchange for a commission that is based on our net revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering to key national and regional advertisers groups of stations within specific markets and regions that make our stations more attractive.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. We estimate the optimal number of advertisements available for sale depending on the programming format of a particular station. Each of our stations has a general target level of on-air inventory that it makes available for advertising. This target level of inventory for sale may be different at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations' on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by demand-driven pricing changes rather than by changes in the available inventory. Advertising rates charged by radio stations are based primarily on:

     - a station's share of audiences generally, and in the demographic groups targeted by advertisers (as measured by ratings surveys);

     - the supply of and demand for radio advertising time generally and for time targeted at particular demographic groups; and

     - certain additional qualitative factors. Rates are generally highest during morning and afternoon commuting hours.

     A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by the Company to chart audience growth, set advertising rates and adjust programming. The radio broadcasting industry's principal ratings service is

Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of ratings data.

COMPETITION

     The radio broadcasting industry is highly competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or an adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on the revenue of our radio stations located in that market. There can be no assurance that any one or all of our stations will be able to maintain or increase current audience ratings or advertising revenue market share.

     Our stations compete for listeners and advertising revenue directly with other radio stations within their respective markets, as well as with other advertising media as discussed below. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station's decision to convert to a format similar to that of one of our radio stations in the same geographic area or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower Broadcast Cash Flow for the Company.

     Factors that are material to a radio station's competitive position include the station's audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the quality of its sales and programming personnel. We attempt to improve our competitive position in each market by researching listener response to programming, implementing advertising campaigns aimed at the demographic groups targeted by our stations; managing our sales efforts to attract a larger share of advertising dollars for each station individually; and recruiting and training quality sales and programming personnel for each station. However, we compete with some organizations that have substantially greater financial or other resources than we do.

     The Telecommunications Act of 1996 (the "Telecom Act") permits common ownership and operation of multiple radio stations in the same city or market. These groups of stations within a market are called "clusters." Factors that are material to a cluster's competitive position include the factors mentioned above relating to each station, the over all quality of the cluster's management, and the degree to which the cluster operates, by ownership or under LMA, the maximum number of stations allowed by the Telecom Act. Although 76% of Cumulus's clusters are completed to the maximum allowed by the Telecom Act and we are working to complete the other clusters, there can be no assurance that we can acquire the needed stations. In station acquisition we compete with companies with substantially greater resources.

     Although the radio broadcasting industry is highly competitive, and competition is enhanced to some extent by changes in existing radio station formats and upgrades of power, among other actions, certain regulatory limitations on entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can operate in a given market is limited by regulatory and technical restrictions on operating additional stations in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecom Act. For a discussion of FCC regulation and the provisions of the Telecom Act, see "Federal Regulation of Radio Broadcasting."

     Our stations also compete directly for advertising revenue with other media, especially newspapers, broadcast television, and cable television. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth.

     There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

     The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. The FCC has also authorized two companies to provide digital audio radio service. Digital audio radio services may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time whether this digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

     We cannot predict what other matters might be considered in the future by the FCC, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. See "Federal Regulation of Radio Broadcasting."

EMPLOYEES

     At December 31, 1998, we employed approximately 1,900 people. No employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

     We employ several on-air personalities with large loyal audiences in their respective markets. On occasion, we enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of one of these personalities could result in a short-term loss of audience share, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

FEDERAL REGULATION OF RADIO BROADCASTING

     Introduction. The ownership, operation and sale of broadcast stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act was amended in 1996 by the Telecommunications Act of 1996 (the "Telecom Act") to make changes in several broadcast laws. Among other things, the FCC grants permits and licenses to construct and operate radio stations; assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations and the operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcasting programming; and has the power to impose penalties for violations of its rules under the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short-term" (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties. Please refer to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

     License Grant and Renewal. Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses may be renewed through an application to the FCC. The Communications Act requires that the FCC grant the renewal of a station's license if the FCC finds that, during the preceding term of the license, the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

     Petitions to deny license renewal applications can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be patently inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license is restricted. We are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that our licenses will be renewed.

     The FCC classifies each AM and FM station. An AM station operates on a clear channel, a regional channel or a local channel. A clear channel is one on which certain dominant AM stations are assigned to serve wide areas. Clear channel AM stations are classified as one of the following:

     - Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area;

     - Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area;

     - Class C stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference; and

     - Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power.

     A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous to that community.

     The area served by AM stations is determined by a combination of frequency, transmitter power and antenna orientation. Directional antenna arrays are often used to avoid or reduce interference to stations in certain locations. AM stations are often required to reduce power or change directional pattern at night in order to avoid interference to other licensees. To determine the effective service area of an AM station, its power, its operating frequency, its antenna patterns and its day/night operating modes are required.

     The area served by FM stations is determined by a combination of transmitter power and antenna height, with stations divided into classes according to their anticipated service area. Antenna systems are typically non-directional and power is the same, day and night.

     Class C FM stations operate at 100 kilowatts of power with up to 1,968 feet of antenna elevation above average terrain. They are the most powerful FM stations, providing service to a large area, typically a substantial portion of a state. Class B FM stations operate at up to 50 kilowatts of power with up to 500 feet of antenna elevation. These stations typically serve large metropolitan areas as well as their associated suburbs. Class A FM stations operate at 6 kilowatts with up to 328 feet of antenna elevation, and serve smaller cities and towns or suburbs of larger cities.

     The minimum and maximum facilities requirements for a FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

     The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of each of the stations owned or operated by the

Company, assuming the consummation of the pending acquisitions, and the date on which each station's FCC license expires.

                                                                                                        HEIGHT         POWER
                                                                                                         ABOVE          (IN
                                                                                                        AVERAGE     KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    -------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY    NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---    -----
MIDWEST REGION
Ann Arbor, MI..........  WIQB       FM     Ann Arbor, MI          102.9      October 1, 2004    B         499       49.0    49.0
                         WQKL       FM     Ann Arbor, MI          107.1      October 1, 2004    A         289        3.0     3.0
                         WTKA       AM     Ann Arbor, MI           1050      October 1, 2004    B        N.A.       10.0     0.5
                         WDEO       AM     Saline, MI              1290      October 1, 2004    B        N.A.        0.5     0.0
Appleton Oshkosh/Green
Bay, WI................  WUSW       FM     Oshkosh, WI             96.7     December 1, 2004    A         328        6.0     6.0
                         WVBO       FM     Oshkosh, WI            103.9     December 1, 2004    C3        318       25.0    25.0
                         WOGB       FM     Kaukauna, WI           103.1     December 1, 2004    C3        879       25.0    25.0
                         WNAM       AM     Neenah Menasha, WI      1280     December 1, 2004    B        N.A.       20.0     5.0
                         WOSH       AM     Oshkosh, WI             1490     December 1, 2004    C        N.A.        1.0     1.0
                         WJLW       FM     Allouez, WI            106.7     December 1, 2004    C3        509       25.0    25.0
                         WEZR       FM     Brillion, WI           107.5     December 1, 2004    A         328        6.0     6.0
Dubuque, IA............  KLYV       FM     Dubuque, IA            105.3     February 1, 2005    C2        331       50.0    50.0
                         KXGE       FM     Dubuque, IA            102.3     February 1, 2005    A         410        1.7     1.7
                         WDBQ       FM     Galena, IL             107.5     February 1, 2005    A         328        3.0     3.0
                         WDBQ       AM     Dubuque, IA             1490     February 1, 2005    C        N.A.        1.0     1.0
                         WJOD       FM     Asbury, IA             103.3     February 1, 2005    C3        643        6.6     6.6
Bismarck, ND...........  KBYZ       FM     Bismarck, ND            96.5        April 1, 2005    C        1001      100.0   100.0
                         KACL       FM     Bismarck, ND            98.7        April 1, 2005    C        1093      100.0   100.0
                         KKCT       FM     Bismarck, ND            97.5        April 1, 2005    C1        830      100.0   100.0
                         KLXX       AM     Bismarck, ND            1270        April 1, 2005    B        N.A.        1.0     0.3
                         KSSS       FM     Bismarck, ND           101.5        April 1, 2005    C         988      100.0   100.0
                         KBMR       AM     Bismarck, ND            1130        April 1, 2005    B        N.A.       10.0     0.0
Kalamazoo, MI..........  WKFR       FM     Battle Creek, MI       103.3      October 1, 2004    B         482       50.0    50.0
                         WRKR       FM     Portage, MI            107.7      October 1, 2004    B         489       50.0    50.0
                         WKMI       AM     Kalamazoo, MI           1360      October 1, 2004    B        N.A.        5.0     1.0
Faribault, MN..........  KDHL       AM     Faribault, MN            920        April 1, 2005    B        N.A.        5.0     5.0
                         KQCL       FM     Faribault, MN           95.9        April 1, 2005    A         328        3.0     3.0
                         KQPR       FM     Albert Lea, MN          96.1        April 1, 2005    A         328        6.0     6.0
                         KNFX       AM     Austin, MN               970        April 1, 2005    B        N.A.        5.0     0.5
Owatonna-Waseca, MN....  KRFO       AM     Owatonna, MN            1390        April 1, 2005    B        N.A.        0.5     0.1
                         KRFO       FM     Owatonna, MN           104.9        April 1, 2005    A         174        4.7     4.7
                         KOWO       AM     Waseca, MN              1170        April 1, 2005    B        N.A.        1.0     0.0
                         KRUE       FM     Waseca, MN              92.1        April 1, 2005    C3        285       25.0    25.0
Mankato, MN............  KXLP       FM     New Ulm, MN             93.1        April 1, 2005    C1        489      100.0   100.0
                         KYSM       AM     Mankato, MN             1230        April 1, 2005    C        N.A.        1.0     1.0
                         KYSM       FM     Mankato, MN            103.5        April 1, 2005    C1        541      100.0   100.0
Marion-Carbondale,
IL.....................  WDDD       FM     Marion, IL             107.3     December 1, 2004    B         492       50.0    50.0
                         WDDD       AM     Johnston City, IL        810     December 1, 2004    B        N.A.        0.3     0.3
                         WFRX       AM     West Frankfort, IL      1300     December 1, 2004    B        N.A.        1.0     0.1
                         WTAO       FM     Murphysboro, IL        105.1     December 1, 2004    B1        308       25.0    25.0
                         WVZA       FM     Herrin, IL              92.7     December 1, 2004    B1        328       25.0    25.0
                         WQUL       FM     West Frankfort, IL      97.7     December 1, 2004    A         433        3.5     3.5
Mason City, IA.........  KCHA       FM     Charles City, IA        95.9     February 1, 2005    A         299        3.0     3.0
                         KGLO       AM     Mason City, IA          1300     February 1, 2005    B        N.A.        5.0     5.0
                         KIAI       FM     Mason City, IA          93.9     February 1, 2005    C1        791      100.0   100.0
                         KLKK       FM     Clear Lake, IA         103.1     February 1, 2005    A         308        6.0     6.0
                         KCHA       AM     Charles City, IA        1580     February 1, 2005    B        N.A.        0.5     0.0
                         KCZE       FM     New Hampton, IA         95.1     February 1, 2005    A         338        5.5     5.5
                         KWMM       FM     Osage, IA              103.7     February 1, 2005    A         154        6.0     6.0
New Ulm-Springfield-
Marshall, MN...........  KNUJ       AM     New Ulm, MN              860        April 1, 2005    B        N.A.        1.0     0.1
                         KNUJ       FM     Sleepy Eye, MN         107.3        April 1, 2005    A         400        1.9     1.9
                         KNSG       FM     Springfield, MN         94.7        April 1, 2005    C2        472       50.0    50.0

                                                                                                        HEIGHT         POWER
                                                                                                         ABOVE          (IN
                                                                                                        AVERAGE     KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    -------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY    NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---    -----
Rochester, MN..........  KRCH       FM     Rochester, MN          101.7        April 1, 2005    C2        554       39.0    39.0
                         KWEB       AM     Rochester, MN           1270        April 1, 2005    B        N.A.        5.0     1.0
                         KMFX       FM     Lake City, MN          102.5        April 1, 2005    C3        528        9.4     9.4
                         KMFX       AM     Wabasha, MN             1190        April 1, 2005    B        N.A.        1.0     0.0
Toledo, OH.............  WKKO       FM     Toledo, OH              99.9      October 1, 2003    B         499       50.0    50.0
                         WRQN       FM     Bowling Green, OH       93.5      October 1, 2003    A         397        4.1     4.1
                         WTOD       AM     Toledo, OH              1560      October 1, 2003    B        N.A.        5.0     0.0
                         WWWM       FM     Sylvania, OH           105.5      October 1, 2003    A         390        4.3     4.3
                         WLQR       AM     Toledo, OH              1470      October 1, 2003    B        N.A.        1.0     1.0
                         WXKR       FM     Port Clinton, OH        94.5      October 1, 2003    B         630       30.0    30.0
                         WTWR       FM     Monroe, MI              98.3      October 1, 2004    A         466        1.4     1.4
                         WBUZ       FM     Delta, OH              106.5      October 1, 2003    A         328        3.0     3.0
                         WJZE       FM     Oak Harbor, OH          97.3      October 1, 2003    A         407        1.6     1.6
SOUTHEAST REGION
Albany, GA.............  WNUQ       FM     Albany, GA             101.7        April 1, 2004    A         299        3.0     3.0
                         WEGC       FM     Sasser, GA             107.7        April 1, 2004    C3        328       25.0    25.0
                         WALG       AM     Albany, GA              1590        April 1, 2004    B        N.A.        5.0     1.0
                         WJAD       FM     Leesburg, GA           103.5        April 1, 2004    C3        463       12.5    12.5
                         WKAK       FM     Albany, GA             104.5        April 1, 2004    C1        981       98.0    98.0
                         WGPC       AM     Albany, GA              1450        April 1, 2004    C        N.A.        1.0     1.0
                         WQVE       FM     Camilla, GA            105.5        April 1, 2004    A         276        6.0     6.0
Augusta, GA............  WEKL       FM     Augusta, GA            102.3        April 1, 2004    A         666        1.5     1.5
                         WRXR       FM     Aiken, SC               96.3        April 1, 2004    C2        889       15.0    15.0
                         WUUS       FM     Martinez, GA           107.7        April 1, 2004    C2        577       24.5    24.5
                         WGUS       AM     N. Augusta, SC          1380        April 1, 2004    B        N.A.        4.0     0.1
                         WBBQ       FM     Augusta, GA            104.3        April 1, 2004    C        1001      100.0   100.0
                         WBBQ       AM     Augusta, GA             1340        April 1, 2004    C        N.A.        1.0     1.0
                         WXKT       FM     Washington, GA         100.1        April 1, 2004    A         322        2.4     2.4
                         WLOV       AM     Washington, GA          1370        April 1, 2004    B        N.A.        1.0     0.0
                         WZNY       FM     Augusta, GA            105.7        April 1, 2004    C        1168      100.0   100.0
Chattanooga, TN........  WUSY       FM     Cleveland, TN          100.7        April 1, 2005    C        1191      100.0   100.0
                         WKXJ       FM     South Pittsburgh,       97.3        April 1, 2005    C2        856       16.0    16.0
                         WLMX       FM     Rossville, GA          105.5        April 1, 2004    A         646        1.6     1.6
Chattanooga, TN........  WLMX       AM     Rossville, GA            980        April 1, 2004    B        N.A.        0.5     0.1
                         WLOV       FM     Signal Mountain,        98.1        April 1, 2005    A         794        1.0     1.0
Columbus, GA...........  WVRK       FM     Columbus, GA           102.9        April 1, 2004    C        1519      100.0   100.0
                         WGSY       FM     Phenix City, GA        100.1        April 1, 2004    A         328        6.0     6.0
                         WMLF       AM     Columbus, GA            1270        April 1, 2004    B        N.A.        5.0     0.2
                         WPNX       AM     Phenix City, GA         1460        April 1, 2004    B        N.A.        4.0     0.1
                         WAGH       FM     Ft. Mitchell, GA        98.3        April 1, 2004    A         328        6.0     6.0
                         WSTH       FM     Alexander City, AL     106.1        April 1, 2004    C1        981       81.0    81.0
                         WDAK       AM     Columbus, GA             540        April 1, 2004    B        N.A.        5.0     0.5
                         WBFA       FM     Smiths, AL             101.3        April 1, 2004    A         328        6.0     6.0
Columbus-Starkville,
MS.....................  WSSO       AM     Starkville, MS          1230         June 1, 2004    C        N.A.        1.0     1.0
                         WMXU       FM     Starkville, MS         106.1         June 1, 2004    C2        502       40.0    40.0
                         WSMS       FM     Artesia, MA             99.9         June 1, 2004    C2        312       50.0    50.0
                         WKOR       FM     Columbus, MS            94.9         June 1, 2004    C2        492       50.0    50.0
                         WKOR       AM     Starkville, MS           980         June 1, 2004    B        N.A.        1.0     0.0
                         WJWF       FM     Columbus, MS            1400         June 1, 2004    C        N.A.        1.0     1.0
                         WMBC       FM     Columbus, MA           103.1         June 1, 2004    C2        755       22.0    22.0
Fayetteville, AR.......  KFAY       FM     Bentonville, AR         98.3         June 1, 2004    C1        617      100.0   100.0
                         KFAY       AM     Farmington, AR          1030         June 1, 2004    B        N.A.       10.0     1.0
                         KKEG       FM     Fayetteville, AR        92.1         June 1, 2004    C3        548        7.6     7.6
                         KAMO       FM     Rogers, AR              94.3         June 1, 2004    C2        692       25.1    25.1
                         KMCK       FM     Siloam Springs, AR     105.7         June 1, 2004    C1        476      100.0   100.0
                         KZRA       AM     Springdale, AR          1590         June 1, 2004    B        N.A.        2.5     0.1
Florence, SC...........  WYNN       FM     Florence, SC           106.3     December 1, 2003    A         325        6.0     6.0
                         WYNN       AM     Florence, SC             540     December 1, 2003    B        N.A.        0.3     0.2

                                                                                                        HEIGHT         POWER
                                                                                                         ABOVE          (IN
                                                                                                        AVERAGE     KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    -------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY    NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---    -----
                         WHLZ       FM     Manning, SC             92.5     December 1, 2003    C          1171     98.0    98.0
                         WYMB       AM     Manning, SC              920     December 1, 2003    B          N.A.      2.3     1.0
                         WCMG       FM     Latta, SC               94.3     December 1, 2003    C3          502     10.5    10.5
                         WHSC       AM     Hartsville, SC          1450     December 1, 2003    C          N.A.      1.0     1.0
                         WHSC       FM     Hartsville, SC          98.5     December 1, 2003    A           328      3.0     3.0
                         WBZF       FM     Marion, SC             100.5     December 1, 2003    C3          354     21.5    21.5
                         WMXT       FM     Pamplico, SC           102.1     December 1, 2003    C2          479     50.0    50.0
                         WWFN       FM     Lake City, SC          100.1     December 1, 2003    A           433      3.3     3.3
Fort Smith, AR.........  KLSZ       FM     Van Buren, AR          102.7         June 1, 2004    C3          476     12.0    12.0
                         KOMS       FM     Poteau, OK             107.3         June 1, 2005    C          1811    100.0   100.0
Laurel-Hattiesburg,
MS.....................  WEEZ       FM     Heidelberg, MS          99.3         June 1, 2004    C2          492     50.0    50.0
                         WFOR       AM     Hattiesburg, MS         1400         June 1, 2004    C          N.A.      1.0     1.0
                         WHER       FM     Hattiesburg, MS        103.7         June 1, 2004    C          1057    100.0   100.0
Montgomery, AL.........  WMSP       AM     Montgomery, AL           740        April 1, 2004    B          N.A.     10.0     0.0
                         WNZZ       AM     Montgomery, AL           950        April 1, 2004    B          N.A.      1.0     0.4
                         WMXS       FM     Montgomery, AL         103.3        April 1, 2004    C          1096    100.0   100.0
                         WLWI       FM     Montgomery, AL          92.3        April 1, 2004    C          1096    100.0   100.0
                         WHHY       FM     Montgomery, AL         101.9        April 1, 2004    C          1096    100.0   100.0
                         WHHY       AM     Montgomery, AL          1440        April 1, 2004    B          N.A.      5.0     1.0
                         WXFX       FM     Prattville, AL          95.1        April 1, 2004    C2          476     50.0    50.0
Myrtle Beach, SC.......  WSYN       FM     Georgetown, SC         106.5     December 1, 2003    C2          492     50.0    50.0
                         WDAI       FM     Pawley's Island,        98.5     December 1, 2003    A           328      6.0     6.0
                         WJXY       FM     Conway, SC              93.9     December 1, 2003    A           420      3.7     3.7
                         WXJY       FM     Georgetown, SC          93.7     December 1, 2003    A           328      6.0     6.0
                         WJXY       AM     Conway, SC              1050     December 1, 2003    B          N.A.      5.0     0.5
                         WSEA       FM     Atlantic Beach, SC     100.3     December 1, 2003    A           476      2.6     2.6
Muscle Shoals, AL......  WLAY       FM     Muscle Shoals, AL      105.5        April 1, 2004    A           742      1.1     1.1
                         WLAY       AM     Muscle Shoals, AL       1450        April 1, 2004    C          N.A.      1.0     1.0
                         WKGL       FM     Russellville, AL        97.7        April 1, 2004    A           430      3.5     3.5
Pensacola, FL..........  WWRO       FM     Pensacola, FL          100.7     February 1, 2004    C          1555    100.0   100.0
                         WCOA       AM     Pensacola, FL           1370     February 1, 2004    B          N.A.      5.0     5.0
Salisbury -- Ocean
City, MD...............  WLVW       FM     Salisbury, MD          105.5      October 1, 2003    A           384      2.1     2.1
                         WLBW       FM     Fenwick Island, DE      92.1       August 1, 2006    A           308      6.0     6.0
Salisbury -- Ocean
City, MD...............  WQHQ       FM     Salisbury, MD          104.7      October 1, 2003    B           610     33.0    33.0
                         WTGM       AM     Salisbury, MD            960      October 1, 2003    B          N.A.      5.0     5.0
                         WOSC       FM     Bethany Beach, DE       95.9      October 1, 2003    B1          377     18.8    18.8
                         WWFG       FM     Ocean City, MD          99.9      October 1, 2003    B           315     50.0    50.0
                         WSBY       FM     Salisbury, MD           98.9      October 1, 2003    A           325      6.0     6.0
                         WJDY       AM     Salisbury, MD           1470      October 1, 2003    B          N.A.      5.0     0.0
Savannah, GA...........  WJCL       FM     Savannah, GA            96.5        April 1, 2004    C          1161    100.0   100.0
                         WIXV       FM     Savannah, GA            95.5        April 1, 2004    C1          856    100.0   100.0
                         WSIS       FM     Springfield, GA        103.9        April 1, 2004    A           328      6.0     6.0
                         WBMQ       AM     Savannah, GA             630        April 1, 2004    B          N.A.      5.0     5.0
                         WEAS       FM     Savannah, GA            93.1        April 1, 2004    C1          981     97.0    97.0
                         WJLG       AM     Savannah, GA             900        April 1, 2004    B          N.A.      4.4     0.2
                         WZAT       FM     Savannah, GA           102.1        April 1, 2004    C          1306    100.0   100.0
Tallahassee, FL........  WHBX       FM     Tallahassee, FL         96.1     February 1, 2004    C2          479     37.0    37.0
                         WBZE       FM     Tallahassee, FL         98.9     February 1, 2004    C1          604    100.0   100.0
                         WHBT       AM     Tallahassee, FL         1410     February 1, 2004    B          N.A.      5.0     0.0
                         WWLD       FM     Tallahassee, FL        106.1     February 1, 2004    A           328      6.0     6.0
                         WGLF       FM     Tallahassee, FL        104.1     February 1, 2004    C          1394     90.0    90.0
Tupelo, MS.............  WESE       FM     Baldwyn, MS             92.5         June 1, 2004    A           328      5.4     5.4
                         WTUP       AM     Tupelo, MS              1490         June 1, 2004    C          N.A.      1.0     1.0
                         WNRX       AM     Tupelo, MS              1060         June 1, 2004    B          N.A.      9.6     0.0
                         WWZD       FM     New Albany, MS         106.7         June 1, 2004    C2          656     28.0    28.0
Wilmington, NC.........  WWQQ       FM     Wilmington, NC         101.3     December 1, 2003    C2          545     40.0    40.0
                         WQSL       FM     Jacksonville, NC        92.3     December 1, 2003    C2          725     22.7    22.7

                                                                                                        HEIGHT         POWER
                                                                                                         ABOVE          (IN
                                                                                                        AVERAGE     KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    -------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY    NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---    -----
                         WXQR       FM     Jacksonville, NC       105.5     December 1, 2003     C2        794      19.0    19.0
                         WAAV       FM     Leland, NC              94.1     December 1, 2003     A         148       5.0     5.0
                         WAAV       AM     Leland, NC               980     December 1, 2003     B        N.A.       5.0     5.0
SOUTHWEST REGION
Abilene, TX............  KCDD       FM     Hamlin, TX             103.7       August 1, 2005     C1        745     100.0   100.0
                         KBCY       FM     Tye, TX                 99.7       August 1, 2005     C         984      98.0    98.0
                         KFQX       FM     Abilene, TX            106.3       August 1, 2005     C2        492      50.0    50.0
                         KHXS       FM     Merkel, TX             102.7       August 1, 2005     C1       1148      66.0    66.0
Amarillo, TX...........  KZRK       FM     Canyon, TX             107.9       August 1, 2005     C1        476     100.0   100.0
                         KZRK       AM     Canyon, TX              1550       August 1, 2005     B        N.A.       1.0     0.2
                         KARX       FM     Claude, TX              95.7       August 1, 2005     C1        390     100.0   100.0
                         KPUR       AM     Amarillo, TX            1440       August 1, 2005     B        N.A.       5.0     1.0
                         KPUR       FM     Canyon, TX             107.1       August 1, 2005     A         315       6.0     6.0
                         KQIZ       FM     Amarillo, TX            93.1       August 1, 2005     C1        699     100.0   100.0
Beaumont -- Port
Arthur, TX.............  KAYD       FM     Beaumont, TX            97.5       August 1, 2005     C        1200     100.0   100.0
                         KQXY       FM     Beaumont, TX            94.1       August 1, 2005     C        1099     100.0   100.0
                         KQHN       AM     Nederland, TX           1510       August 1, 2005     B        N.A.       5.0     0.0
                         KIKR       AM     Beaumont, TX            1450       August 1, 2005     C        N.A.       1.0     1.0
                         KTCX       FM     Beaumont, TX           102.5       August 1, 2005     C2        492      50.0    50.0
Grand Junction, CO.....  KBKL       FM     Grand Junction, CO     107.9        April 1, 2005     C        1460     100.0   100.0
                         KEKB       FM     Fruita, CO              99.9        April 1, 2005     C        1542      79.0    79.0
                         KMXY       FM     Grand Junction, CO     104.3        April 1, 2005     C        1460     100.0   100.0
                         KKNN       FM     Delta, CO               95.1        April 1, 2005     C        1424     100.0   100.0
                         KEXO       AM     Grand Junction, CO      1230        April 1, 2005     C        N.A.       1.0     1.0
                         KQIL       AM     Grand Junction, CO      1340        April 1, 2005     C        N.A.       1.0     1.0
Lake Charles, LA.......  KKGB       FM     Sulphur, LA            101.3         June 1, 2004     C3        289      25.0    25.0
                         KBIU       FM     Lake Charles, LA       103.7         June 1, 2004     C1        469     100.0   100.0
                         KYKZ       FM     Lake Charles, LA        96.1         June 1, 2004     C        1204      97.0    97.0
                         KXZZ       AM     Lake Charles, LA        1580         June 1, 2004     B        N.A.       1.0     1.0
Odessa-Midland, TX.....  KBAT       FM     Midland, TX             93.3       August 1, 2005     C1        440     100.0   100.0
                         KODM       FM     Odessa, TX              97.9       August 1, 2005     C1       1000     100.0   100.0
                         KNFM       FM     Midland, TX             92.3       August 1, 2005     C         984     100.0   100.0
                         KGEE       FM     Monahans, TX            99.9       August 1, 2005     C1        574      98.0    98.0
Odessa -- Midland, TX    KMND       AM     Midland, TX             1510       August 1, 2005     B        N.A.       2.4     0.0
                         KRIL       AM     Odessa, TX              1410       August 1, 2005     B        N.A.       1.0     1.0
Topeka, KS.............  KDVV       FM     Topeka, KS             100.3       August 1, 2005     C         984     100.0   100.0
                         KMAJ       FM     Topeka, KS             107.7       August 1, 2005     C         988     100.0   100.0
                         KMAJ       AM     Topeka, KS              1440       August 1, 2005     B        N.A.       5.0     1.0
                         KTOP       AM     Topeka, KS              1490       August 1, 2005     C        N.A.       1.0     1.0
Wichita Falls, TX......  KLUR       FM     Wichita Falls, TX       99.9       August 1, 2005     C1        830     100.0   100.0
                         KQXC       FM     Wichita Falls, TX      102.5       August 1, 2005     A         312       4.5     4.5
                         KYYI       FM     Burkburnett, TX        104.7       August 1, 2005     C        1017     100.0   100.0
                         KOLI       FM     Electra, TX             94.9       August 1, 2005     C2        492      50.0    50.0
NORTHEAST REGION
Augusta-Waterville,
ME.....................  WABK       FM     Gardiner, ME           104.3        April 1, 2006     B         371      50.0    50.0
                         WKCG       FM     Augusta, ME            101.3        April 1, 2006     B         322      50.0    50.0
                         WIGY       FM     Madison, ME             97.5        April 1, 2006     A         328       6.0     6.0
                                           Boothbay Harbor,
                         WCME       FM     ME                      96.7        April 1, 2006     B1        417      15.5    15.5
                         WFAU       AM     Gardiner, ME            1280        April 1, 2006     B        N.A.       5.0     5.0
                         WTOS       FM     Skowhegan, ME          105.1        April 1, 2006     C         243      50.0    50.0
                         WCTB       FM     Fairfield, ME           93.5        April 1, 2006     C3        499      10.5    10.5
                         WSKW       AM     Skowhegan, ME           1160        April 1, 2006     B        N.A.      10.0     7.3
Bangor, ME.............  WQCB       FM     Brewer, ME             106.5        April 1, 2006     C        1079      98.0    98.0
                         WBZN       FM     Old Town, ME           107.3        April 1, 2006     C2        436      50.0    50.0
                         WWMJ       FM     Ellsworth, ME           95.7        April 1, 2006     B        1030      11.5    11.5
                         WEZQ       FM     Bangor, ME              92.9        April 1, 2006     B         787      20.0    20.0
                         WDEA       AM     Ellsworth, ME           1370        April 1, 2006     B         5.0       5.0     5.0

     Regulatory Approvals. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant or renew a broadcast license or permit it to be assigned or transferred, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, financial qualifications of the licensee, the "character" of the licensee and those persons holding "attributable" interests, and compliance with the Communications Act's limitation on non-U.S. ownership, as well as compliance with other FCC rules and policies, including programming and filing requirements.

     Once a station purchase agreement has been signed, an application for FCC consent to assignment of license or transfer of control (depending upon whether the underlying transaction is an asset purchase or stock acquisition) is filed with the FCC. The FCC publishes a notice assigning a file number to the application and advising the public that the application has been "accepted for filing." This notice begins a 30-day statutory waiting period, which provides the opportunity for third parties to file formal petitions to deny the transaction. Informal objections may be filed any time prior to the grant of an application.

     Once the 30-day public notice period ends, the staff generally will complete its processing, assuming that no petitions or informal objections were received and that the application is otherwise consistent with FCC rules and acceptable to the staff. The staff often grants the application by delegated authority approximately 10 to 15 days after the public notice period ends. At this point, the parties are legally authorized to close the purchase, although the FCC action is not legally a "final order," and is subject to petitions seeking staff reconsideration or full FCC review of the staff action by the FCC on its own motion.

     If no such reconsideration or review is sought or undertaken within 40 days after the grant of application, the grant becomes final by operation of law and generally is no longer subject to administrative or judicial review, although such action can nevertheless be set aside in rare circumstances.

     The pendency of a license renewal application will alter the above timetables, because the FCC will not issue an unconditional assignment grant if the station's license renewal is pending.

     Ownership Matters. Under the Communications Act, the Company is restricted to having no more than one-fourth of its stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. The Company will be required to take appropriate steps to monitor the citizenship of its shareholders, such as through representative samplings on a periodic basis, to provide a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these cross-ownership rules, absent waivers, we would not be permitted to acquire any daily newspaper or television broadcast station (other than low power television) in a local market where we then owned any radio broadcast station. The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied. The Telecom Act directed the FCC to extend this waiver policy to stations in the top 50 television markets, although the FCC has not yet implemented this change. For purposes of these rules, a "market" is defined by reference to the signal coverage(s) of the station(s) involved.

     The Telecom Act and the FCC's broadcast multiple ownership rules restrict the number of radio stations one person or entity may own, operate or control on a local level. These limits are:

     - in a market with 45 or more commercial radio signals, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM);

     - in a market with between 30 and 44 (inclusive) commercial radio signals, an entity may own up to seven commercial radio stations, not more than four of which are in the same service;

     - in a market with between 15 and 29 (inclusive) commercial radio signals, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and

     - in a market with 14 or fewer commercial radio signals, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market

     None of these multiple ownership rules requires any change in the Company's current ownership of radio broadcast stations or precludes consummation of the pending acquisitions, except that petitions to deny or informal objections have been filed against the acquisition of stations in the Grand Junction, Colorado; Tallahassee, Florida; Columbus-Starkville, Mississippi; and Augusta, Georgia markets alleging that such acquisitions would result in undue market concentration. These FCC rules and policies will limit the number of additional stations, which the Company may acquire in the future in certain of its markets. In addition, where acquisitions would result in certain local radio advertising revenue concentration thresholds being met the FCC staff has a policy of reviewing applications for proposed radio station acquisitions with respect to local market concentration concerns, and specifically invites public comment on such applications. Such policy may help trigger petitions to deny and informal objections against FCC applications for certain pending acquisitions and future acquisitions.

     Because of these multiple and cross-ownership rules, a purchaser of voting stock of the Company which acquires an "attributable" interest in the Company may violate the FCC's rules if it also has an attributable or a non-attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of the Company violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner or shareholder of a company that owns that station or newspaper. Whether that interest is subject to the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the "owner" of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

     With respect to a corporation, officers, directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock (10% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers the corporation owns.

     With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is "materially involved" in the media-related activities of the partnership. Debt instruments, nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership and where the limited partnership agreement expressly "insulates" the limited partner from such material involvement, and minority (under 5%) voting stock, generally do not subject their holders to attribution. However, the FCC is currently reviewing its rules on attribution of broadcast interests, and it may adopt stricter criteria. See "Proposed Changes" below.

     In addition, the FCC has a "cross-interest" policy that under certain circumstances could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" nonattributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock and otherwise "insulated" limited partnership interests) and significant employment positions.

This policy may limit the permissible investments a purchaser of the Company's voting stock may make or hold. It also may limit the Company's ability to acquire stations in the same local market in which any of the Company's non-attributable investors has an attributable media interest.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Broadcasters are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time.

     Stations also must pay regulatory and application fees to the FCC and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations (including limits on radio frequency radiation). In 1998, the U.S. Court of Appeals for the District of Columbia Circuit ruled that the FCC's rules requiring licensees to develop and implement programs designed to promote equal employment opportunities were unconstitutional. Subsequently, the FCC suspended its requirement that licensees submit reports to the FCC. The broadcast of contests and lotteries is regulated by FCC rules.

     Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short-term" (less than the maximum term) renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     The FCC rules also require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to radio frequency radiation in excess of certain guidelines. The Company anticipates that compliance with these radio frequency radiation guidelines will not have a material effect on its business.

     Local Marketing Agreements. Over the past six years, a number of radio stations, including certain of the Company's stations, have entered into what are commonly referred to as "local marketing agreements" or "time brokerage agreements." In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party, which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies.

     A station that brokers substantial time on another station in its market or engages in an LMA with a station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules, discussed above. As a result, a broadcast station may not enter into an LMA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit a station from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) where the two stations serve substantially the same geographic area, whether the licensee owns the stations or owns one and programs the other through an LMA arrangement.

     Proposed Changes. In December 1994, the FCC initiated a proceeding to solicit comment on whether it should revise its radio and television ownership "attribution" rules by, among other proposals:

     - raising the basic benchmark for attributing ownership in a corporate licensee from 5% to 10% of the licensee's voting stock;

     - increasing from 10% to 20% of the licensee's voting stock the attribution benchmark for "passive investors" in corporate licensees;

     - restricting the availability of the attribution exemption when a single party controls more than 50% of the voting stock of a corporate licensee; and

     - considering joint sales agreements, debt and non-voting stock interests to be attributable under certain circumstances.

     The FCC has made no decision in these matters. At this time, no determination can be made as to what effect, if any, this proposed rulemaking will have on the Company.

     From time to time Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or finance such acquisitions. Such matters include:

     - the FCC's rules and regulations relating to political broadcasting; technical and frequency allocation matters;

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

     - changes in the FCC's cross-interest, multiple ownership and cross-ownership policies;

     - changes to broadcast technical requirements; proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone lines; and

     - proposals to limit the tax deductibility of advertising expenses by certain types of advertisers.

     In February, 1999 the FCC proposed rules to authorize the operation of two new classes of low power FM radio stations; a 1,000-watt service and a 100-watt service. The FCC also requested comment on whether a third 1 to 10-watt service should be established, and whether any or all of such classes of new low power FM stations should be limited to non-commercial operations. While the Company cannot predict whether such rules will ultimately be adopted, such new low power stations, if permitted to be established, may compete with the Company's stations for advertising and other revenues and may cause interference with the Company's broadcast signals.

     The FCC, on April 2, 1997, awarded two licenses for the provision of digital audio radio services. Under rules adopted for this service, licensees must begin construction of their space stations within one year, begin operating within four years, and be operating their entire system within six years. The Company cannot predict whether the service will be subscription-based or advertiser-supported. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital audio broadcasting following industry analysis of technical standards and has invited and received comments on a petition requesting the FCC to initiate a rule making with respect to digital audio broadcasting. In addition, the FCC has authorized an additional 100 kHz of bandwidth for the AM band and on March 17, 1997, adopted an allotment plan for the expanded band which identified the 88 AM radio stations selected to move into the band. At the end of a five-year transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

     In November, 1998 the FCC proposed rules that would require broadcast licensees to inform women and members of minority groups of job vacancies.

     The Company cannot predict whether any of the foregoing proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     The foregoing is a brief summary of certain provisions of the Communications Act, the Telecom Act and specific FCC rules and policies. This description does not purport to be comprehensive and reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

     Antitrust and Market Concentration Considerations. The Department of Justice, which evaluates transactions to determine whether those transactions should be challenged under the federal antitrust laws, has been active recently in its review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets. The Department of Justice has opened investigations with respect to the Company's pending acquisitions in Grand Junction, Colorado; and Tallahassee, Florida areas, which potentially affect the acquisition of up to an additional four stations in the aggregate. The Department of Justice has issued civil investigation demands to the Company and to other parties to those pending acquisitions and to the Company and the other party to an LMA with respect to three stations in the Montgomery, Alabama area, seeking additional information regarding market concentration issues. The Department of Justice has also informally requested that the Company supply certain information regarding the acquisition of additional two stations in the Augusta-Waterville, Maine area, and additional two stations in the Columbus, Georgia area. There can be no assurance that one or more of these pending acquisitions will not be the subject of an enforcement action by the Department of Justice or the Federal Trade Commission or that other pending acquisitions will not be the subject of investigation or action by the Department of Justice or the FCC. In addition, the FCC staff has stated publicly that it is currently reviewing proposed acquisitions with respect to local radio market concentration if publicly available sources indicate that, following such acquisitions, one party would receive 50% or more of the radio advertising revenues in such local radio market, or that any two parties would together receive 70% or more of such revenues, notwithstanding that the proposed acquisitions would comply with the station ownership limits in the Telecom Act and the FCC's multiple-ownership rule.

     The FCC places a specific notation on the public notices with respect to proposed radio station acquisitions that it believes may raise local market concentration concerns inviting public comment on such matters. The FCC has placed such specific notations on the public notices with respect to the Company's pending acquisitions in the Tallahassee, Florida, Augusta-Waterville, Maine, and the Columbus, Georgia areas. FCC approval of a number of pending radio station acquisitions by various parties, including acquisitions by the Company in several markets has been delayed while this review is taking place. The FCC has issued a Notice of Inquiry, which, among other things, seeks public comment on these issues. There can be no assurance that the Department of Justice, the Federal Trade Commission or the FCC will not prohibit or require the restructuring of future acquisitions, including one or more of the pending acquisitions.

     Competitors have also filed petitions or informal objections before the FCC on market concentration grounds in four markets (Grand Junction, Colorado; Columbus-Starkville, Mississippi; Tallahassee, Florida; and Augusta Georgia), and all such petitions or objections must be resolved before FCC approval can be obtained and the acquisitions consummated. The purchase agreements with respect to the proposed acquisitions permit either party to terminate such agreement if the acquisition has not been consummated by a certain date. While we have not been notified of the intent of any other party to a proposed acquisition to terminate a purchase agreement due to delays resulting from the failure of the FCC to approve a proposed acquisition, there can be no assurance that one or more agreements will not be terminated in the future.

     For an acquisition meeting certain size thresholds, the Hart-Scott Rodino Act (the "HSR Act") and the rules promulgated thereunder require the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the transaction. If the agencies determine that the transaction does not raise significant antitrust issues, then they will either terminate the waiting period or allow it to expire after the initial thirty days. On the other hand, if either of the agencies determines that the transaction requires a more detailed investigation, then at the conclusion of the initial thirty-day period, it will issue a formal request for additional information ("Second Request").

     During the initial thirty-day period after the filing, the agencies decide which of them will investigate the acquisition, which in the case of radio broadcasting has generally been the Department of Justice. The issuance of a Second Request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition.

     Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a Second Request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including, but not limited to, persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. Such discussions and negotiations can be time-consuming, and the parties may agree to delay consummation of the acquisition during their pendency.

     At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the Company. Acquisitions that are not required to be reported under the HSR Act also may be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. The Department of Justice can issue Civil Investigative Demands to require the production of documents and/or the testimony of witness, and may sue to enforce such demands in federal court.

     The Department of Justice thus far has issued Civil Investigative Demands to the Company and to sellers of stations proposed to be acquired by the Company in three markets (Grand Junction, Colorado; Tallahassee, Florida; and Montgomery, Alabama), and has informally requested information with respect to pending acquisitions in two other markets; Augusta-Waterville, Maine and Columbus, Georgia; and there can be no assurance that additional demands will not be issued for other pending acquisitions or future acquisitions. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under LMAs, joint sale agreements and other similar agreements customarily entered into in connection with radio station ownership transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. In connection with acquisitions subject to the waiting period under the HSR Act, the Company will not commence operation of any affected station to be acquired under an LMA or similar agreement until the waiting period has expired or been terminated.

ITEM 2. PROPERTIES

     The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts of the station's community of license or largest nearby community. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

     At December 31, 1998, the Company owned studio facilities in seventeen markets and it owned transmitter and antenna sites in thirty-seven markets. We lease additional studio and office facilities in twenty-five markets and additional transmitter and antenna sites in nineteen markets. In addition, the Company leases corporate office space in Atlanta, GA, Chicago, IL, and Milwaukee, WI, which in the aggregate approximates 19,000 sq.ft. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

     No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.

ITEM 3. LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business, but the Company is not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), have been quoted on the Nasdaq Stock Market under the symbol CMLS since the consummation of the initial public offering of the Company's Class A Common Stock on June 26, 1998. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on the Nasdaq Stock Market, as reported in published financial sources.

YEAR                                                               HIGH      LOW
----                                                               ----      ---
1998
      Third Quarter...........................................    $17.88    $7.75
      Fourth Quarter..........................................    $17.25    $4.88
1999  First Quarter (through February 28th)...................    $18.00    $9.13

     As of February 28, 1999, there were approximately 20 holders of record of the Class A Common Stock. The Company was informed by the underwriters in its initial public offering that such underwriters expected that subsequent to such offering there would be a sufficient number of beneficial owners of the Company's common stock to comply with the minimum shareholder maintenance standards set by the Nasdaq Stock Market.

     The Company has not declared or paid any cash dividends on its common stock since its inception and does not currently anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain future earnings for use in its business. The Company is currently subject to restrictions under the terms of the Credit Facility (as defined herein), the indenture (the "Indenture") governing the Notes (as defined herein) and the certificates of designations (the "Certificate of Designations") governing the 13.75% Series A Cumulative Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock") that limit the amount of cash dividends that may be paid on its Class A Common Stock. The Company may pay cash dividends on its Class A Common Stock in the future only if certain financial tests set forth in the Credit Facility, the Indenture and the Certificates of Designation are met and only if it fulfills its obligations to pay dividends to the holders of its Series A Preferred Stock.

     Pursuant to a Registration Statement on Form S-1 (Commission File No. 333-48849) declared effective by the Securities and Exchange Commission on June 26, 1998 (the "Registration Statement"), the Company sold 7,228,572 shares (including 800,000 shares pursuant to the exercise of the Underwriters' over allotment options) of the Class A Common Stock, in an initial public offering (the "Common Stock Offering"). An additional 1,170,000 shares of the Class A Common Stock were sold by a selling stockholder in the Common Stock Offering. Of the 7,598,572 shares of Class A Common Stock sold, 1,519,714 shares were sold in an offering outside the U.S. and Canada (the "International Common Stock Offering", and together with the Common Stock Offering, the "Common Stock Offerings"). The offering price of the Class A Common Stock was $14.00 per share, resulting in an aggregate offering price of $101.2 million for the account of the Company and $16.4 million for the selling stockholder. After underwriting discounts, the proceeds to the Company from the Common Stock Offerings were $94.2 million and the proceeds to the selling stockholder were $15.2 million. All of the shares registered in the Common Stock Offerings were sold.

     Concurrently with the Common Stock Offerings, the Company sold in a Preferred Stock Offering of $125.0 million of its 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (the "Preferred Stock Offering"). Concurrently with the Common Stock Offering and the Preferred Stock Offering, the Company sold in a debt offering of $160.0 million of its 10 3/8% Senior Subordinated Notes due 2008 (the "Debt Offering"). The net proceeds of the Preferred Stock Offering and the Debt Offering were $87.3 million and $156.0 million, respectively.

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

     The Preferred Stock Offering closed on July 1, 1998 and the managing underwriters for the Preferred Stock Offering were Bear, Stearns & Co. Inc., and Lehman Brothers Inc. The Debt Offering closed on July 1, 1998 and the managing underwriters for the Debt Offering were Bear, Stearns & Co. Inc. and Lehman Brothers Inc.

     The net offering proceeds to the Company were used for the repayment of bank debt (approximately $79.5 million); to complete the certain acquisitions (approximately $230.7 million of which closed on or prior to December 31, 1998, and the balance of which will close over the next three to six months, subject to all applicable regulatory approvals), and finally to fund working capital, capital expenditures, and other general corporate purposes.

     Of these amounts, none were direct or indirect payments to officers, directors or their associates, or persons owning 10% or more of any class of equity securities of the Company. All material use of proceeds were direct or indirect payments to others.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (DOLLARS IN THOUSANDS)

     The selected consolidated historical financial data presented below has been derived from the annual audited consolidated financial statements of Cumulus Media Inc. as of and for the year ended December 31, 1998 and as of and for the period from the Company's inception on May 22, 1997 to December 31, 1997. The consolidated historical financial data of Cumulus Media Inc. are not comparable from year to year because of the acquisition and disposition of various radio stations by the Company during the periods covered. This data should be read in conjunction with the consolidated financial statements of Cumulus Media Inc., with the related notes thereto, as set forth in Part II,
Item 8 and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" set forth in Part II, Item 7 herein.

     The terms "Broadcast Cash Flow" and "EBITDA, before non-cash stock compensation expense," are used in various places in this report.

     Broadcast Cash Flow consists of:

     - operating income (loss) before

        - depreciation,

        - amortization,

        - non-cash stock compensation expense and

        - corporate general and administrative expense.

     EBITDA, before non-cash stock compensation expense, consists of:

     - operating income (loss) before

        - depreciation,

        - amortization and

        - non-cash stock compensation expense.

     EBITDA, before non-cash stock compensation expense, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Although Broadcast Cash Flow and EBITDA, before non-cash stock compensation expense, are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), we believe that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, Broadcast Cash Flow and EBITDA, before non-cash stock compensation expense, should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability.

                                                                               PERIOD FROM
                                                                              INCEPTION ON
                                                               YEAR ENDED    MAY 22, 1997 TO
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------   ---------------
Net revenues................................................   $  98,787        $  9,163
Station operating expenses excluding depreciation and
  amortization..............................................      72,154           7,147
Depreciation and amortization...............................      19,584           1,671
Corporate general and administrative expenses...............       5,607           1,276
Non-cash stock compensation expense.........................          --           1,689
                                                               ---------        --------
Operating income (loss).....................................       1,442          (2,620)
Net interest expense........................................      13,178             837
Loss before extraordinary item..............................     (11,864)         (3,578)
Extraordinary loss on early extinguishment of debt..........       1,837              --
Preferred stock dividends and accretion of discount.........      13,591             274
Net loss attributable to common stockholders................   $ (27,292)       $ (3,852)
Basic and diluted loss per common share.....................   $   (1.70)       $   (.31)
OTHER FINANCIAL DATA:
Broadcast Cash Flow.........................................   $  26,633        $  2,016
EBITDA......................................................      21,026             740
Net cash used in operating activities.......................      (4,653)         (1,887)
Net cash used in investing activities.......................    (351,025)        (95,100)
Net cash provided by financing activities...................     378,990          98,560
BALANCE SHEET DATA:
Total assets................................................   $ 517,631        $110,441
Long-term debt (including current portion)..................     222,767          42,801
Preferred stock subject to mandatory redemption.............     133,741          13,426
Stockholders' equity........................................     125,135          49,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the key factors that have affected our business over the past two years. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Unless otherwise indicated, amounts set forth herein are expressed in thousands.

     The terms "Broadcast Cash Flow" and "EBITDA, before non-cash stock compensation expense," are used in various places in this report.

     Broadcast Cash Flow consists of

     - operating income (loss) before

        -- depreciation,

        -- amortization,

        -- non-cash stock compensation expense and

        -- corporate general and administrative expense.

     EBITDA, before non-cash stock compensation expense, consists of:

        -- operating income (loss) before

        -- depreciation,

        -- amortization and,

        -- non-cash stock compensation expense.

     EBITDA, before non-cash stock compensation expense, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Although Broadcast Cash Flow and EBITDA, before non-cash stock compensation expense, are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), we believe that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, Broadcast Cash Flow and EBITDA, before non-cash stock compensation expense, should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability.

RESULTS OF OPERATIONS

     Management's discussion and analysis of results of operations for 1998 vs. 1997 have been presented on an as-reported basis. Additionally, for net revenue, operating expenses, and operating income before depreciation and amortization we have included Management's discussion and analysis of results on a pro forma basis. The pro forma results for 1998 and 1997 assume all of the acquisitions described in Item I, Part I of this report had occurred on January 1, 1997.

YEAR ENDED DECEMBER 31, 1998 VERSUS THE PERIOD FROM INCEPTION ON MAY 22, 1998 THROUGH DECEMBER 31, 1997.

     The majority of the growth from 1997 to 1998 in "as reported" net revenue ($89,624), station operating expenses excluding depreciation and amortization ($65,007), and depreciation and amortization expense ($17,913), was due to the following two factors: (i) the Company commenced operations on May 22, 1997, and only began acquiring radio stations during the second half of 1997; and (ii) there were additional revenues, station operating expenses excluding depreciation and amortization, and depreciation and amortization expense associated with the radio properties acquired during 1998. The tangible and intangible assets associated with the above mentioned radio station acquisitions account for the majority of the increase in the as reported depreciation and amortization for 1998 over 1997. The increase in corporate general and administrative expense ($4,331) is due directly to the investment in additional corporate resources to effectively manage growth and the Company's growing radio station portfolio. Interest expense, net of interest income during 1998 increased $12,341 as a result of the $160.0 million 10 3/8% Senior Subordinated Notes offering that was completed on June 26, 1998 and the resulting greater average outstanding long term debt levels that resulted from this offering and from the aforementioned acquisitions.

     Preferred stock dividends increased $13,317 as a result of the $125.0 million 13.75% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 offering that was completed on June 26, 1998. Additionally, on September 30, 1998, the Company recorded a one-time charge of $2,924 associated with the accelerated accretion of discount on its 12% Class A Cumulative Preferred Stock that was exchanged for the Series A Cumulative Exchangeable Redeemable Preferred Stock.

     On March 2, 1998, the Company recorded an extraordinary loss of $1,837 related to the write-off of previously capitalized debt issuance costs related to its old credit facility. For 1998 the net loss attributable to common stockholders (including an extraordinary loss of $1,837 and the one-time charge of $2,924) was $27,292. Broadcast Cash Flow and EBITDA, before non-cash stock compensation expense, for the twelve-month period ending December 31, 1998 were $26,633 and $21,026, respectively. The growth in Broadcast Cash Flow from 1997 to 1998 is a direct result of the growth in net revenues, partially offset by the growth in station operating expenses excluding depreciation and amortization described above. The growth in EBITDA is also a result of the growth in net revenues, offset partially by both the growth in station operation expenses excluding depreciation and amortization described above, and the growth in corporate general and administrative expense.

PRO FORMA -- YEAR ENDED DECEMBER 31, 1998 VERSUS THE YEAR ENDING DECEMBER 31, 1997.

     The pro forma results for 1998 vs. 1997 presented below assume that the 195 radio stations owned or operated by the Company for any portion of 1998 were acquired effective January 1, 1997.

                                                              YEAR            YEAR
                                                             ENDED           ENDED
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1998            1997
                                                          ------------    ------------
Net revenues..........................................      $131,099        $116,987
Station operating expenses excluding depreciation and
  amortization........................................        98,533          92,216
                                                            --------        --------
Operating income before depreciation and
  amortization........................................      $ 32,566        $ 24,771
                                                            ========        ========

     Net revenue for the year ended December 31, 1998 increased 12.1% to $131,099. Station operating expenses excluding depreciation and amortization for this twelve-month period increased 6.9% to $98,533. The majority of improvement in pro forma net revenue from 1997 to 1998 is due to an improvement in the utilization of advertising spot inventory at the station level during the calendar year. The majority of the increase in pro forma station operating expenses excluding depreciation and amortization is due to the increase in programming, promotion and selling expenses associated with the increase in revenue, and with the Company's operation of the radio stations subsequent to the respective acquisition dates.

SEASONALITY

     The Company expects that its operations and revenues will be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the fourth quarter of the year. The seasonality of the Company's business reflects the adult orientation of the Company's formats and relationship between advertising purchases on these formats with the retail cycle. This seasonality causes and will likely continue to cause a variation in the Company's quarterly operating results. Such variations could have an effect on the timing of the Company's cash flows.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations in our broadcasting, and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in other normal business activities.

     Based on recent system evaluations, surveys, and on-site inventories, we have determined that we will be required to modify or replace portions of our software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. We presently believe that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. If such modifications and replacements are not made, or are not completed in time, the Year 2000 issue could have a material impact on our operations.

     The Year 2000 issue involves the identification and assessment of the existing problem, plan of remediation, as well as a testing and implementation plan. To date, we have substantially completed the identification and assessment process, with the following significant financial and operational components identified as being affected by the Year 2000 issue:

     - Computer hardware running critical financial and operational software that is not capable of recognizing a four-digit code for the applicable year.

     - Our advertising inventory management software responsible for managing, scheduling and billing customer's broadcasting purchases.

     - Broadcasting studio equipment and software necessary to deliver radio programming.

     - Corporate financial accounting and information system software.

     - Significant non-technical systems and equipment that may contain micro controllers which are not Year 2000 compliant.

     We have instituted the following remediation plan to address the Year 2000 issues:

     A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Year 2000 compatible computers has been instituted.

     As of December 31, 1998 approximately 68% of all essential computers related to broadcast or studio equipment are Year 2000 compatible. Approximately 90% of all essential financial based computers are Year 2000 compliant. We anticipate this replacement plan to be 100% complete by the end of the third quarter in 1999.

     Software upgrades or replacement with advertising inventory management software which is Year 2000 compliant have been planned, are in process, or have been completed as of December 31, 1998. We have received assurances from substantially all of our software vendors that supply our advertising inventory management software that their software is Year 2000 compliant. For non-compliant vendors, we will install inventory management software from a compliant vendor by the end of the third quarter of 1999. Approximately 70% of the broadcasting properties have Year 2000 compliant advertising inventory management software as of December 31, 1998.

     We have received assurances from our software vendors that supply broadcasting digital automation systems that the software used by us is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment is considered to be 80% compliant as of December 31, 1998 and is anticipated to be 100% compliant by the third quarter of 1999. Financial accounting software for the broadcasting segment has been replaced and is Year 2000 compliant.

     While we believe our efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists. We are currently querying other significant vendors that do not share information systems with us (external agents). To date, we are not aware of any external agent with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources. However, we have no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact us. The effect of non-compliance by external agents is not determinable.

     In the ordinary course of business, we have acquired or plan to acquire a substantial amount of Year 2000 compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and early 1999 that were planned without specific regard to the Year 2000 issue. These system enhancements resolve many Year 2000 problems and have not been delayed (or accelerated) as a result of any additional efforts addressing the Year 2000 issue. Accordingly, these costs have not been included as part of the costs of Year 2000 remediation. However, there are several hardware and software expenditures that have been or will be incurred to specifically remediate Year 2000 non-compliance. Incremental hardware and software costs that we have attributed to the Year 2000 issue are estimated to be less than $1,000,000. The majority of these expenditures will be incurred over the first 9 months in 1999. Of this cost, approximately 10% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from our Credit Facility.

     Our accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software. We believe we have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, we have not yet completed all necessary phases of the Year 2000 program. In the event that we do not complete any additional phases, we could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect us, such as one or more advertising customers' inability to purchase advertising due to their non-compliant hardware or software. We could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. We currently have no contingency plans in place in the event we do not complete all phases of the Year 2000 program. We plan to evaluate the status of completion in May 1999 and determine whether such contingency plans are necessary.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal need for funds has been to fund the acquisition of radio stations, and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. The Company's principal sources of funds for these requirements have been cash flow from financing activities, such as the proceeds from the offering of the Company's debt and equity securities, and borrowings under credit agreements. The Company's principal need for funds in the future are expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs, and capital expenditures. The Company anticipates that its principal sources of funds will continue to be borrowings under its Credit Facility and for the fiscal year ending December 31, 1999, cash flows from operations.

     Historical Acquisitions. During the year ended December 31, 1998, the Company consummated fifty-six acquisitions across thirty-five markets having an aggregate purchase price of $344.0 million. Additional acquisitions have been subsequently completed in 1999 in six markets for an aggregate purchase price of $23.0 million. The sources of funds for these acquisitions were primarily the proceeds of the Company's credit facilities (see " Sources of Liquidity").

     Pending Acquisitions. The aggregate purchase price of the pending acquisitions is expected to be approximately $72 million, consisting almost entirely of cash. We intend to finance the pending acquisitions with the proceeds of our Credit Facility and cash flow from operations. We believe the sources of capital available to us are adequate to finance the pending acquisitions.

     We expect to consummate most of our pending acquisitions during the second, third and fourth quarters of 1999, although there can be no assurance that the transactions will be consummated within that time frame. In five of the markets in which there are pending acquisitions (Grand Junction, Colorado; Tallahassee, Florida; Columbus-Starkville, Mississippi; Augusta, Georgia, and Wichita Falls, Texas), petitions to deny or informal objections have been filed against the Company's FCC assignment applications. All such petitions, objections and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. In addition, the Department of Justice is investigating pending acquisitions in three markets (Grand Junction, CO; Tallahassee, FL; and Montgomery, AL). There can be no assurance that the pending acquisitions will be consummated. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

     Sources of Liquidity. The Company financed its acquisitions primarily through equity financing, proceeds from its debt and equity issuances consummated in July 1998 and borrowings under its credit facilities.

     In March 1998, the Company entered into a $190.0 million Credit Facility with Lehman Brothers Inc., as arranger, and Lehman Commercial Paper Inc., as lender, syndication agent and administrative agent pursuant to which the Company has available a revolving line of credit of $110.0 million until March 2, 2006, and an eight-year term loan facility of $80.0 million. The proceeds of the borrowings under the credit facility were used to finance acquisitions and to repay the Company's outstanding indebtedness under a prior credit facility. In the first quarter of 1998, the Company recorded an extraordinary loss related to the early termination of such prior credit facility of $1.8 million. The Company's credit facility was amended in June, 1998, to provide for a revolving credit line of $25.0 million until March 2, 2006 and two eight-year term loan facilities which combined total $125.0 million.

     The Company's obligations under its current credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including, to the extent permitted by applicable law and the rules of the FCC, any FCC licenses held by the Company's subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company's direct and indirect domestic subsidiaries and 65% of the capital stock of any foreign subsidiaries and are guaranteed by each of the domestic subsidiaries of the Company. As of March 19, 1999, approximately $77.5 million was outstanding under the credit facility.

     Both revolving credit and term loan borrowings under our credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 7.75% as of December 31, 1998) plus a margin ranging between 0.50% to 1.75%, or the Eurodollar Rate (as defined under the terms of the credit facility, 4.75 % as of December 31, 1998) plus a margin ranging between 1.50% to 2.75% (in each case dependent upon the leverage ratio of the Company). A commitment fee calculated at a rate ranging from 0.50% to 0.75% per annum (depending upon our leverage ratio) of the average daily amount available under the revolving line of credit and the amount available under the term loan facility is payable quarterly in arrears, and fees in respect of letters of credit issued under our Credit Facility equal to the lesser of (i) the interest rate margin then applicable to Eurodollar Rate loans and (ii) 2.50% is also payable quarterly in arrears. At December 31, 1998 the effective interest rate for amounts outstanding under the credit facility was 8.50%.

     In addition, a fronting fee to be agreed to by the Company and the issuing bank of such letter of credit calculated at a rate not to exceed 0.0125% per annum on the maximum amount of each letter of credit is payable quarterly to the issuing bank. The revolving credit and term loan borrowings are repayable in quarterly installments beginning in 2000. The scheduled annual amortization of the term loans is $2.0 million in each of the years 2000 through 2002, $10.0 million in 2003, $20.0 million in 2004, $69.0 million in 2005, and $20.0 million at maturity. The scheduled annual reduction in availability under the revolving credit loans is $7.5 million in each of the years 2003 through 2005, and $2.5 million at maturity in 2006. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made, including:

     - subject to certain exceptions, 100% of the net proceeds from any issuance of capital stock in connection with an initial public offering or incurrence of indebtedness;

     - 100% of the net proceeds from certain asset sales; and

     - between 50% and 75% (dependent on the leverage ratio of the Company) of the excess cash flow of the Company.

     As of April 14, 1999 the Company was in negotiations with its existing lender regarding a new credit facility. In connection with these negotiations the existing credit facility was amended to modify certain restrictive financial and operating covenants. The Company expects to have negotiations for a new credit facility concluded by June 30, 1999.

     The Company has issued $160.0 million in aggregate principal amount of 10 3/8% Senior Subordinated Notes (the "Notes") which have a maturity date of July 1, 2008. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under its credit facility). Interest on the Notes is payable semi-annually in arrears.

     The Company has issued $125.0 million of 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, the Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash.

     The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. The Series A Preferred Stock may be redeemed by the Company prior to such date under certain circumstances.

     The Indenture and the Certificate of Designations limit the amount the Company many borrow without regard to the other limitations on incurrence of indebtedness contained therein under all credit facilities (including the Senior Credit Facility) to $150.0 million. As of March 19, 1999, the Company would be permitted, by the terms of the Indenture and the Certificate of Designation, to incur $72.5 million of additional indebtedness under the Senior Credit Facility.

ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Statement 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, which are excluded from net income. Statement 130 requires unrealized gains or losses on foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income. The adoption of this Statement had no impact on our net income or stockholders' equity.

     As of January 1, 1998, we adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement 131 establishes new guidelines for identifying and reporting information about an entity's operating segments. This standard requires that management identify operating segments based upon the way management disaggregates the enterprise for making internal operating decisions. For the twelve months ending December 31, 1998, Company management has maintained only one operating segment, radio broadcasting. Accordingly, Company management does not believe that this statement has an impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not engaged in any derivative or hedging transactions. As a result, we do not anticipate that the adoption of this new Statement will have a significant effect on our earnings or financial position. Statement 133 is required to be adopted in years beginning after June 15, 1999.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for the Costs of Start Up Activities". SOP 98-5, effective for 1999, requires organization costs to be expensed as incurred. The Company will write-off $362 in 1999 representing the balance of capitalized organization costs at December 31, 1998.

SAFE HARBOR PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 about us. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words "anticipates," "believes," "expects," "intends," and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties.

     Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control, include:

     - the impact of general economic conditions in the U.S. and in other countries in which we currently do business;

     - industry conditions, including competition;

     - fluctuations in exchange rates and currency values;

     - capital expenditure requirements;

     - legislative or regulatory requirements;

     - interest rates;

     - taxes; and

     - access to capital markets.

     Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     At December 31, 1998, approximately 28% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 1998 average interest rate under these borrowings, it is estimated that the Company's 1998 interest expense and net income would have changed by $1.3 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

FOREIGN CURRENCY

     As a result of the 1997 acquisition of Caribbean Communications Company Ltd., ("CCC"), the Company has operations in 5 countries throughout the English-speaking Eastern Caribbean. All foreign operations are measured in their local currencies. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

     The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a loss of $715,000 for the year ended December 31, 1998.

     It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 1998 by an amount less than $100,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages F-1 through F-25 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

     The following table sets forth certain information with respect to the directors and executive officers and managers of the Company:

                 NAME                      AGE                         POSITION(S)
                 ----                      ---                         -----------
Richard W. Weening(1)..................    53     Executive Chairman, Treasurer and Director
Lewis W. Dickey, Jr.(1)................    37     Executive Vice Chairman and Director
William M. Bungeroth(1)................    52     President and Director
Richard J. Bonick, Jr..................    47     Vice President and Chief Financial Officer
Terrence Baun..........................    50     Director of Engineering
John Dickey............................    31     Director of Programming
Terrence Leahy.........................    44     Secretary and General Counsel
Daniel O'Donnell.......................    38     Director of Corporate Finance
Mini Srivathsa.........................    29     Director of Technology
Jeffrey J. Roznowski...................    41     Vice President and General Manager -- Cumulus
                                                  Wireless Services
Robert H. Sheridan, III(2)(3)..........    36     Director
Ralph B. Everett(2)(3).................    46     Director

-------------------------
(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

     RICHARD W. WEENING has served as Executive Chairman, Treasurer and Director of the Company since March 1998. Mr. Weening served as Chairman of Cumulus from its inception on May 22, 1997 until March 1998. Mr. Weening was a founder and an initial investor in Cumulus Media, LLC through his ownership interest in CML Holdings LLC ("CML"), an investment fund managed by QUAESTUS Management Corporation, a private equity investment and advisory firm specializing in information services and media and new media companies. QUAESTUS Management Corporation was also a Managing Member of Cumulus Media, LLC. Mr. Weening served as Chairman and Chief Executive Officer of Cumulus Media, LLC from its inception in April 1997 until its dissolution in June 1998. Mr. Weening founded QUAESTUS

Management Corporation in 1989 and served as Chairman and Chief Executive Officer until March 1998. Mr. Weening has over 20 years experience as a chief executive officer and investor in the information and media industry including, text and reference book publishing and business magazine publishing, radio broadcasting, interactive information services and electronic commerce software and services. In 1985, Mr. Weening founded Caribbean Communications Company Ltd., a radio broadcasting company acquired by the Company in May 1997. He currently serves as a director of QUAESTUS Management Corporation and ARI Network Services, Inc. He holds a Bachelor of Arts degree from St. John's University.

     LEWIS W. DICKEY, JR. has served as Executive Vice Chairman and Director of the Company since March 1998. Mr. Dickey was a founder and an initial investor in Cumulus Media, LLC through his interest in CML Holdings LLC and owns 75% of the outstanding capital stock of DBBC of Georgia, LLC, a Managing Member of Cumulus Media, LLC. He served as Executive Vice Chairman and a Director of Cumulus Media, LLC from its inception in April 1997 until its dissolution in June 1998. Mr. Dickey is the founder and was President of Stratford Research, Inc. from September 1985 to March 1998 and owns 25% of the outstanding capital stock of Stratford Research, Inc. Stratford Research, Inc. is a strategy consulting and market research firm advising radio and television broadcasters as well as other media related industries. From January 1988 until March 1998, Mr. Dickey served as President and Chief Operating Officer of Midwestern Broadcasting, which operated two stations in Toledo, Ohio that were acquired by the Company in November 1997. He also has an ownership interest (along with members of his family and Mr. Weening) in three stations in Nashville,
Tennessee: WQQK-FM, WNPL-FM and WVOL-AM. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise -- Building Radio Brands, published by the National Association of Broadcasters, one of the industry's leading texts on competition and strategy. He holds Bachelor of Arts and Master of Arts degree from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John Dickey.

     WILLIAM M. BUNGEROTH has served as President and Director of Cumulus and President and Chief Executive Officer of Cumulus Broadcasting, Inc. since the companies began operations in May 1997. Mr. Bungeroth joined Cumulus from WPNT Radio in Chicago where he was Vice President and General Manager of this flagship property of Century Broadcasting Corp. Prior to joining Century Broadcasting Corp. in 1992, he was President of Consulting Partners, which specialized in improving the operations of radio stations in mid-size markets. From August 1989 to July 1990, Mr. Bungeroth was Vice President of Major Market Affiliations at Unistar Radio Networks. From August 1987 to August 1989, he was President and Chief Operating Officer of Sunbelt Communications. From 1982 to 1987, he was Vice President of Sales and Operations at Century Broadcasting. He holds a Bachelor of Arts degree from Lafayette College.

     RICHARD J. BONICK, JR. has served as Vice President and Chief Financial Officer of Cumulus since May 1997. Prior to joining Cumulus, Mr. Bonick had a successful 20 year career with Century Broadcasting where he held various financial and operating positions, most recently as Executive Vice President and Chief Financial Officer. He began his career with Price Waterhouse in 1973. Mr. Bonick is a Certified Public Accountant and holds a Bachelor of Arts degree from the University of Dayton and a Master of Management degree in finance from the Kellogg School at Northwestern University.

     TERRENCE M. BAUN has served as Director of Engineering of the Company and Vice President of Cumulus Broadcasting, Inc. since January 1998. Prior to joining Cumulus, Mr. Baun was President of Criterion Broadcast Services, a broadcast engineering technical support company serving clients in Wisconsin and Illinois, from January 1988 to January 1998. Prior to January 1988 he was Technical Director of Multimedia Broadcasting's Radio Division, and a Chief Engineer at several Milwaukee stations. Mr. Baun is certified by the Society of Broadcast Engineers ("SBE") as a Professional Broadcast Engineer and recently concluded two years of service as SBE President. He is a 20-year member of the Audio Engineering Society, and holds a Bachelor of Sciences degree from Marquette University.

     JOHN DICKEY has served as Director of Programming of the Company and Vice President of Cumulus Broadcasting Inc. since March 1998. Mr. Dickey has served as Executive Vice President of Stratford Research, Inc. since June 1988. He served as Director of Programming for Midwestern Broadcasting from January 1990 to March 1998 and is a partner in both Stratford Research, Inc. as well as the Nashville stations.

Mr. Dickey also owns 25% of the outstanding capital stock of Stratford Research, Inc. and 25% of the outstanding capital stock of DBBC of Georgia, LLC. Mr. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. Dickey is the brother of Lewis W. Dickey, Jr.

     TERRENCE J. LEAHY has served as Secretary and General Counsel of the Company and Vice President of Cumulus Broadcasting, Inc. since March 1998. Prior to March 1998, Mr. Leahy served Cumulus in the same capacity as a Managing Director of QUAESTUS Management Corporation and Vice President of the Company. Mr. Leahy began his career practicing media, telecommunications and corporate law and litigation in Washington, D.C. with the law firms of Wilmer, Cutler & Pickering and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo. He joined QUAESTUS Management Corporation in April 1992 and played a key role in the founding of Cumulus Media, LLC. He is an honors graduate of Princeton University, Harvard Law School, and the Executive MBA program at The Wharton School at the University of Pennsylvania.

     DANIEL O'DONNELL has served as Director of Corporate Finance of the Company and Vice President of Cumulus Broadcasting, Inc. since March 1998. Prior to joining Cumulus in March 1998, Mr. O'Donnell was a Senior Vice President in the Corporate Finance Group of Heller Financial, Inc. Prior to joining Heller Financial Inc.'s Corporate Finance Group in 1992, Mr. O'Donnell held a number of offices within Heller Financial, Inc., including Vice President, Portfolio Manager for the Corporate Finance Group's media portfolio, Vice President of Heller's Corporate Asset Quality Group, and Vice President, Finance for Heller International Corporation. Prior to joining Heller Financial, Inc., Mr. O'Donnell was a manager and audit supervisor for Arthur Young & Company in the Chicago office, which he joined in 1982. Mr. O'Donnell holds a Bachelor of Arts degree in Accounting from Loyola University in Chicago, and is a Certified Public Accountant.

     MINI SRIVATHSA has served as Director of Technology of the Company and Vice President of Cumulus Broadcasting, Inc. since March 1998. Prior to joining Cumulus in January 1998, Ms. Srivathsa was a Senior Consultant for Keane, Inc. from February 1997 to January 1998. From December 1993 to February 1997, she served as a Systems Architect for ARI Network Services where she served as the lead architect for an object-oriented, distributed nation-wide ordering system and worldwide web-based search engine. From December 1992 to December 1993, Ms. Srivathsa was a consultant in the Consultant Services Division at the University of Wisconsin. Ms. Srivathsa has extensive experience in Internet-based applications, object-oriented technologies and electronic commerce. She was Vice President of the Wisconsin Java User Group and is a voting committee member of the Internet Developers Association. She has also published several articles on Internet technology. She holds a Bachelor of Science degree in Computer Science from Bangalore University and a Masters of Science degree in Computer Science from the University of Wisconsin.

     JEFFREY J. ROZNOWSKI has served as Vice President and General Manager of Cumulus Wireless Services, Inc. since December 1998. Prior to joining Cumulus, Mr. Roznowski had a successful 18-year career with Ameritech where he held a variety of engineering, financial, and operational positions, most recently serving as Director of Operations for Ameritech Cellular. He is certified as a Professional Engineer in the State of Wisconsin and serves on the faculty for the University of Wisconsin's Department of Engineering Professional Development. He holds a Bachelor of Science and Master of Business Administration degree from the University of Wisconsin.

     ROBERT H. SHERIDAN, III has served as a Director of the Company since July 1, 1998. Mr. Sheridan has served as a member of the Investment Committee of Cumulus Media, LLC from April 1997 until its dissolution in June 1998. Mr. Sheridan is a Managing Director of NationsBank Capital Investors, the principal investment group within NationsBank Corporation, and a Senior Vice President of NationsBanc Capital Corp., NationsBanc Investment Corporation and NationsBank, N.A. NationsBanc Capital Corp. is a stockholder of the Company. Prior to joining NationsBank Capital Investors in January 1994, Mr. Sheridan worked in the corporate bank division of NationsBank Corporation and its predecessor from June 1989 to January 1994. Prior to joining NationsBank Corporation, Mr. Sheridan worked in investment bank and capital markets positions at PaineWebber, Inc. from 1986 to 1988. Mr. Sheridan holds a Bachelor of Arts degree from Vanderbilt University and a Master of Business Administration from Columbia University. See "Security Ownership of Certain Beneficial Owners and Management."

     RALPH B. EVERETT has served as a Director of the Company since July 1998. Since 1989, Mr. Everett has been a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm's Federal Legislative Practice Group. Prior to 1989, he was Chief Counsel and Staff Director of the United States Senate Committee on Commerce, Science and Transportation. He is a Director and a member of the Investment Committee of Shenandoah Life Insurance Company. He is also a member of the Board of Visitors of Duke University Law School and the Norfolk Southern Corporation Advisory Board. Mr. Everett holds a Bachelor of Arts degree from Morehouse College and a Juris Doctor degree from Duke University.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     The following table lists information concerning the beneficial ownership of the Common Stock of Cumulus Media Inc. on March 19, 1999 by (i) each director and executive officer of Cumulus Media Inc. and their affiliates, (ii) all directors and executive officers as a group, and (iii) each person known to the Company to own beneficially more than 5% of the Common Stock of Cumulus Media Inc.

                                              CLASS A                  CLASS B                  CLASS C
                                            COMMON STOCK           COMMON STOCK(1)          COMMON STOCK(2)
                                       ----------------------   ----------------------   ----------------------
                                       NUMBER OF                NUMBER OF                NUMBER OF
NAME OF STOCKHOLDER                     SHARES     PERCENTAGE    SHARES     PERCENTAGE    SHARES     PERCENTAGE
-------------------                    ---------   ----------   ---------   ----------   ---------   ----------
Richard W. Weening...................     1,000       *                --        --
QUAESTUS Management Corporation(3)...     1,000       *                --        --        437,313      18.40%
CML Holdings, LLC....................   101,100       1.16%            --        --      1,647,422      69.33%
QUAESTUS Partner Fund................    35,000       *                --        --             --         --
Lewis W. Dickey, Jr. ................   149,740       1.72%            --        --             --         --
DBBC of Georgia, LLC(3)..............        --         --             --        --        291,542      12.27%
William M. Bungeroth(4)..............    88,466       1.02%            --        --             --         --
Richard J. Bonick, Jr.(4)............    88,466       1.02%            --        --             --         --
John Dickey..........................        --         --             --        --             --         --
NationsBanc Capital Investors........        --         --      3,371,246      38.9%            --         --
State of Wisconsin Investment
  Board..............................        --         --      3,791,619      43.8%            --         --
Heller Equity Capital Corporation....   125,000       1.44%       803,823       9.3%            --         --
The Northwestern Mutual Life Ins.
  Co. ...............................        --         --        693,728       8.0%            --         --
Putnam Investment Management.........   931,300      10.70%            --        --             --         --
J & W Seligman & Co. ................   824,415       9.48%            --        --             --         --
Franklin Advisers, Inc. .............   785,000       9.02%            --        --             --         --
MacKay-Shields Financial Advisors....   600,000       6.90%            --        --             --         --
Mentor Investment Advisors...........   522,100       6.00%
Robert H. Sheridan, III(5)...........        --         --             --        --             --         --
Ralph B. Everett(5)..................        --         --             --        --             --         --
All Directors & Executive Officers as
  a group............................   464,772       5.34%            --        --      2,376,277     100.00%

-------------------------
 *  Indicates less than one percent

(1) Except upon the occurrence of certain events, holders of Class B Common Stock are not entitled to vote, whereas each share of Class A Common Stock entitles its holders to one vote and subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. Under certain conditions and subject to prior governmental approval, shares of Class B Common Stock are convertible into shares of Class A Common Stock and/or Class C Common Stock.

(2) Subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. Under certain conditions and subject to prior governmental approval, shares of Class C Common Stock are convertible into shares of Class A Common Stock.

(3) Represents beneficial ownership attributable to Messrs. Weening and Dickey as a result of their controlling interests in QUAESTUS and DBBC respectively. Does not include options to purchase 1,000,690 shares of Class C Common Stock granted to each of Messrs. Weening and Dickey under the Executive Plan.

(4) Does not include options to purchase 235,000 and 30,620 shares of Class A Common Stock granted to Messrs. Bungeroth and Bonick, respectively, under the 1998 Plan.

(5) Does not include options to purchase 30,000 shares of Class A Common Stock granted to each of Messrs. Sheridan and Everett upon their election to Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES AGREEMENTS

     Lewis W. Dickey, Jr. and John Dickey each have a 25% ownership interest in Stratford Research, Inc., an entity that provides programming and marketing consulting and market research services to the Company. Under an agreement with Stratford Research, Inc., Stratford Research, Inc. receives $25 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25 negotiable depending on competitive market conditions. Additionally, Stratford Research, Inc. will provide program-consulting services for contractually specified amounts over the three years of the agreement. Total fees paid to Stratford Research by the Company during 1998 and 1997 were $2,735 and $184, respectively.

     QUAESTUS Management Corporation, an entity controlled by Mr. Weening, provides industry research, market support and due diligence support services, and transaction management for the Company's acquisitions and provides certain corporate finance and related services in support of the Company's treasury function. During 1998 and 1997, the Company paid QUAESTUS Management Corporation $1,423 and $297 respectively for acquisition and corporate finance services. Under an agreement with QUAESTUS Management Corporation, QUAESTUS Management Corporation receives a specified rate per transaction between $15 and $60 depending on the number of FM stations acquired in the transaction, and conditioned on consummation of those transactions. In addition, the Company is obligated to reimburse QUAESTUS Management Corporation for all of its expenses incurred in connection with the performance of services under such agreement.

     The Company also paid to Cumulus Media, LLC fees in 1998 and 1997 consisting of (i) a non-recurring organizational fee of $300 in 1997 (with QUAESTUS Management Corporation receiving $180 of such fee and DBBC of Georgia, LLC, receiving $120 of such fee) and (ii) management fees of $150 and $206 (with QUAESTUS Management Corporation receiving $90 and $123 respectively, of such fees from Cumulus Media, LLC and DBBC of Georgia, LLC, receiving $60 and $834 respectively, of such fees from Cumulus Media, LLC). The fees paid to Cumulus Media, LLC have terminated. Lewis W. Dickey, Jr. and John Dickey have a 75% and 25% ownership interest in DBBC of Georgia LLC, respectively.

     One of the Company's Directors is Mr. Ralph B. Everett. Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm's Federal Legislative Practice Group. The Company also engages the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. Total expenses paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 1998 and 1997 were approximately $1,190 and $0. Of these expenses paid in 1998 and 1997, $1,131 and $0 were capitalized as acquisition or financing costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 1998 and 1997 amounts payable to Paul, Hastings, Janofsky & Walker LLP were approximately $642 and $22.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)  1.   Financial Statements
          Financial Statement Schedule
          The Financial Statements and Financial Statement Schedule
          listed in the index to Consolidated Financial Statements of
          Cumulus Media Inc. that appear on page F1 of this Report on
          Form 10-K are filed as a part of this Report.
     2.
          Exhibits
     3.
          The exhibits to this Report on Form 10-K are listed under
          item 14(c) below.
(b)       Not Applicable
(c)  Exhibits:

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.1*      Local Programming and Marketing Agreement dated December 17,
           1997 between Cumulus Broadcasting, Inc. and New Frontier
           Communications, Inc.
 2.2*      Local Programming and Marketing Agreement dated January
           1,1998 between Cumulus Broadcasting, Inc. and Westwind
           Broadcasting, Inc.
 2.3*      Local Marketing Agreement dated February 10, 1998 between
           Cumulus Broadcasting, Inc. and Wiskes/Abaris Communications
           KQIZ Partnership.
 2.4*      Time Brokerage Agreement dated December 15, 1997 between
           Cumulus Broadcasting, Inc. and Clearly Superior Radio, LLC.
 2.5*      Local Marketing Agreement dated February 16, 1998 between
           Cumulus Broadcasting, Inc. and Lyle Evans d/b/a Brillion
           Radio Company.
 2.6*      Program Service and Time Brokerage Agreement dated October
           31, 1997 between Cumulus Broadcasting, Inc. and Tallahassee
           Broadcasting Company.
 2.7*      Local Marketing Agreement dated January 14, 1998 between
           Cumulus Broadcasting, Inc. and Savannah Communications LP.
 2.8*      Local Programming and Marketing Agreement dated December 23,
           1997 between Cumulus Broadcasting, Inc. and Lewis
           Broadcasting Corporation.
 2.9*      Local Marketing Agreement dated February 16, 1998 between
           Cumulus Broadcasting, Inc. and Jon A. LeDue.
2.10*      Program Services and Time Brokerage Agreement dated February
           12, 1998 between Cumulus Broadcasting, Inc. and Pamplico
           Broadcasting, LP.
2.11*      Asset Purchase Agreement dated December 1, 1997 among
           Cumulus Broadcasting, Inc., Cumulus licensing Corporation
           and West Jewell Management, Inc.
2.12*      Asset Purchase Agreement dated October 30, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and KIKR Inc.
2.13*      Asset Purchase Agreement dated December 5, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and Wiskes/Abaris Communications KQIZ Partnership
2.14*      Asset Purchase Agreement dated January 30, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Pacific Broadcasting of Beaumont, Inc., Beaumont Skyware
           Inc., and Richard Dames.
2.15*      Asset Purchase Agreement dated December 30, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and Sovereign Communications Corporation.

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
2.16*      Asset Purchase Agreement dated December 19, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Tryon-Seacoast Communications, Inc., Seacoast Broadcasting,
           Inc., and Kennebec-Tryon Communications Corp.
2.17*      Asset Purchase Agreement dated February 18, 1998 among
           Cumulus Broadcasting, Inc. Cumulus Licensing Corporation,
           and George H. Buck, Jr. d/b/a WHSC Radio.
2.18*      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Pamplico Broadcasting, LP.
2.19*      Asset Purchase Agreement dated October 8, 1997 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation, Connor FM
           Broadcasting Co., Connor Broadcasting Corp., J. Parker
           Connor and Susan C. Connor.
2.20*      Stock Purchase Agreement dated December 17, 1997 among
           Cumulus Holdings, Inc., Tommy R. Vascocu, Elizabeth L.
           Young, Michael L. Owens, Alan Owens, Robert Podolsky, Larry
           Daniels, Sonja Erskine, and Jeffrey D. Erskine.
2.21*      Stock Purchase Agreement dated February 17, 1998 among
           Cumulus Holdings, Inc. and John M. Borders, Don L. Turner,
           Jerry Goos and Kan-D Land, Inc.
2.22*      Asset Purchase Agreement dated December 15, 1997 among
           Cumulus Broadcasting Inc., Cumulus Licensing Corporation,
           Clearly Superior Radio. L.L.C., 3-D Communications
           Corporation and Dennis F. Doelitzsch.
2.23*      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Lyle R. Evans d/b/a Brillion Radio Company.
2.24*      Asset Purchase Agreement dated January 14, 1998 among
           Cumulus Broadcasting Inc., Cumulus Licensing Corporation and
           Savannah Communications, LP.
2.25*      Asset Purchase Agreement dated December 23, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Lewis Broadcasting Corporation.
2.26*      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Jon A. LeDue and American Communications Company, Inc.
2.27*      Asset Purchase Agreement dated January 27,1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Lesnick
           Communications, Inc. and Mrs. Betty Carey.
2.28*      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Big Country Broadcasting, Inc., and Tye Broadcasting, Inc.
2.29*      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Arbor Radio, LP.
2.30*      Asset Purchase Agreement dated March 5, 1997 between Wilks
           Broadcasting Acquisitions, Inc. and Cumulus Media, LLC.
2.31*      Asset Purchase Agreement dated August 15, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and M & M
           Partners.
2.32*      Stock Purchase Agreement dated October 16, 1997 between
           Cumulus Holdings, Inc. and Philip T. Kelly.
2.33*      Stock Purchase Agreement dated November 7, 1997 between
           Cumulus Holdings, Inc. and James Maurer.
2.34*      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Carolina Broadcasting, Inc., and Georgetown Radio, Inc.
2.35*      Asset Purchase Agreement dated October 9, 1997 among
           Seacoast Radio Company, LLC., Cumulus Broadcasting, Inc. and
           Cumulus Licensing Corporation.
2.36*      Asset Purchase Agreement dated October 9, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Sunny
           Broadcasters, Inc.

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
2.37*      Asset Purchase Agreement dated June 26, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Venice
           Michel and Venice Broadcasting Corporation.
2.38*      Agreement of Sale dated September 4, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Medical College of Georgia Foundation.
2.39*      Program Service and Time Brokerage Agreement dated August
           18, 1997 between Cumulus Broadcasting, Inc. and Tally Radio,
           LLC.
2.40*      Asset Purchase Agreement dated August 18, 1997 among Tally
           Radio, LLC and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation.
2.41*      Asset Purchase Agreement dated August 18, 1997 among HVS
           Partners and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation.
2.42*      Asset Purchase Agreement dated August 25, 1997 among HVS
           Partners and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation.
2.43*      Letter Agreement dated January 16, 1998 between Benchmark
           Radio Acquisition Fund IV Limited Partnership, Cumulus
           Broadcasting, Inc. and Cumulus Licensing Corp.
2.44*      WZNY Agreement of Sale dated September 4, 1997 among George
           G. Weiss and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation.
2.45*      Asset Purchase Agreement dated May 1, 1997 between HVS
           Partners and Cumulus Media, LLC.
2.46*      Asset Purchase Agreement dated April 30, 1997 among Hara
           Broadcasting, Inc. and DLM Communications, Inc. and Cumulus
           Media, LLC.
2.47*      Asset Purchase Agreement dated June 24, 1997 among 62nd
           Street Broadcasting of Toledo, LLC, 62nd Street Broadcasting
           of Toledo License, LLC, 62nd Street Broadcasting, LLC,
           Cumulus Broadcasting, Inc. and Cumulus Licensing
           Corporation.
2.48*      Local Marketing Agreement dated February 15, 1998 among
           Cumulus Broadcasting, Inc., Pacific Broadcasting of
           Beaumont, Inc., and Beaumont Skyware Inc.
2.49*      Local Marketing Agreement dated December 31, 1997 between
           Cumulus Broadcasting, Inc. and Sovereign Communications
           Corporation and Madison Radio Group Inc.
2.50*      Asset Purchase Agreement dated March 23, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Communications Corporation.
2.51*      Purchase Agreement dated November 20, 1996 between IQ Radio,
           Inc. and Taylor Country Broadcasting, Inc.
2.52*      Assignment and Assumption Agreement dated January 20, 1998 among Taylor Country Broadcasting, Inc., Cumulus Licensing
           Corp. and Cumulus Broadcasting, Inc.
2.53*      Asset Purchase Agreement dated January 2, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Westwind Broadcasting Inc.
2.54*      Asset Purchase Agreement dated March 16, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and P and
           T Broadcasting, Inc.
2.55*      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Crystal Radio Group, Inc.
2.56*      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Ocmulgee Broadcasting Co., Inc.
2.57*      Local Marketing Agreement dated March 16, 1998 between
           Cumulus Broadcasting, Inc. and Phoenix Broadcast Partners,
           Inc.
2.58*      Asset Purchase Agreement dated February 1997 between Cumulus
           Media, LLC and Value Radio Corporation
           (WVBO-FM/WOSH-FM/WOGB-FM).

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
2.59*      Asset Purchase Agreement dated February 1997 between Cumulus
           Media, LLC and Value Radio Corporation (WUSW-FM/WNAM-AM).
2.60*      Asset Purchase Agreement dated February 26, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Mustang Broadcasting Company.
2.61*      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Robert
           Brooks d/b/a Brooks Broadcasting Company and K-Country, Inc.
2.62*      Asset Purchase Agreement dated March 24, 1998 among WSEA,
           Inc., Cumulus Broadcasting, Inc., and Cumulus Licensing
           Corporation.
2.63*      Asset Purchase Agreement dated March 30, 1998 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation and
           Mountain Wireless, Inc.
2.64*      Asset Purchase Agreement dated February 5, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Castle Broadcasting Limited Partnership.
2.65*      Asset Purchase Agreement dated March 5, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Missouri
           River Broadcasting, Inc. and JKJ Broadcasting, Inc.
2.66*      Asset Purchase Agreement dated March 11, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Clarendon Country Broadcasting, Co., Inc.
2.67*      Asset Purchase Agreement dated April 1998, among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, and
           Phoenix Broadcast Partners, Inc.
2.68*      Stock Purchase Agreement dated January 9, 1998 between
           Cumulus Holdings, Inc. and Robert Lowder.
2.69*      Asset Purchase Agreement dated February 19, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           James Ingstad Broadcasting, Inc., Hometown Wireless, Inc.,
           Radio Iowa Broadcasting, Inc. and Ingstad Mankato, Inc.
 3.1*      Articles of Incorporation of Cumulus Media Inc.
 3.2*      Forum of Amended and Restated Articles of Incorporation of
           Cumulus Media Inc.
 3.3*      Bylaws of Cumulus Media Inc.
 3.4*      Form of Amended and Restated Bylaws of Cumulus Media Inc.
 3.5*      Form of Certificate of Designation with respect to Series A
           Cumulative Exchangeable Redeemable Preferred Stock Due 2009.
 3.6*      Articles of Incorporation of Forjay Broadcasting
           Corporation.
 3.7*      Bylaws of Forjay Broadcasting Corporation.
 3.8*      Articles of Incorporation of Minority Radio Associates, Inc.
 3.9*      Bylaws of Minority Radio Associates, Inc.
3.10*      Memorandum of Association of GEM Radio Five Ltd.
3.11*      Articles of Association of GEM Radio Five Ltd.
3.12*      Memorandum of Association of Caribbean Communications
           Company Limited.
3.13*      Articles of Association of Caribbean Communications Company
           Limited.
3.14*      Articles of Incorporation of Forjay Licensing Corp.
3.15*      Bylaws of Forjay Licensing Corp.
3.16*      Articles of Incorporation of MRA Licensing Corp.
3.17*      Bylaws of MRA Licensing Corp.
3.18*      Articles of Incorporation of Cumulus Broadcasting, Inc.
3.19*      Bylaws of Cumulus Broadcasting, Inc.
3.20*      Articles of Incorporation of Cumulus Licensing Corp.

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
3.21*      Bylaws of Cumulus Licensing Corp.
3.22*      Form of Class A Common Stock Certificate.
3.23*      Form of Series A Preferred Stock Certificate.
10.1*      Credit Facility dated March 2, 1998 among Cumulus Media
           Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc.
10.2*      First Amendment, dated May 1, 1998, to the Credit Facility among Cumulus Media Inc., Lehman Brothers Inc. and Lehman
           Commercial Paper.
10.3*      Second Amendment dated June 24, 1998, to the Credit Facility among Cumulus Media Inc., Lehman Brothers Inc. and Lehman
           Commercial Paper.
10.4*      Form of Indenture dated             1998 between Cumulus
           Media Inc. and Firstar Bank of Minnesota, N.A., as Trustee
10.5*      Form of Exchange Debenture Indenture, dated             ,
           1998 between Cumulus Media Inc. and U.S. Bank Trust National
           Association, as Trustee
10.6*      Form of Employment Agreement between Cumulus Media Inc. and
           Richard W. Weening
10.7*      Form of Employment Agreement between Cumulus Media Inc. and
           Lewis W. Dickey, Jr.
10.8*      Employment Agreement between Cumulus Media Inc. and William
           M. Bungeroth
10.9*      Employment Agreement between Cumulus Media Inc. and Richard
           J. Bonick, Jr.
10.10*     Form of Cumulus Media Inc. 1998 Employee Stock Incentive
           Plan
10.11*     Form of Cumulus Media Inc. 1998 Executive Stock Incentive
           Plan
10.12*     Services Agreement dated May 1, 1998 by and between QUAESTUS
           Management Corporation and Cumulus Media Inc.
10.13*     Services Agreement dated March 23, 1998 between Stratford
           Research, Inc. and Cumulus Media Inc.
12.1**     Computation of Ratio of Earnings to Combined Fixed Charges
           and Preferred Stock Dividend Requirements
21.1*      Subsidiaries of the Company
23.1**     Consent of PricewaterhouseCoopers LLP
24.1*      Powers of Attorney, included on page 11.6
27.1**     Financial Data Schedule
99.1*      Affidavit to dispense with consent of certain directors

-------------------------
  * Incorporated by reference to the Form S-1 Registration Statement declared effective on June 26, 1998

 ** Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 1999.

                                          CUMULUS MEDIA INC.

                                          By   /s/ RICHARD J. BONICK, JR.

                                            ------------------------------------
                                            Richard J. Bonick, Jr.
                                            Vice President and Chief Financial
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                        TITLE                           DATE
                ---------                                        -----                           ----
          /s/ RICHARD W. WEENING                Executive Chairman and Treasurer            April 14, 1999
------------------------------------------      (Principal Executive Officer)
            Richard W. Weening

         /s/ LEWIS W. DICKEY, JR.               Executive Vice Chairman                     April 14, 1999
------------------------------------------
           Lewis W. Dickey, Jr.

         /s/ WILLIAM M. BUNGEROTH               President                                   April 14, 1999
------------------------------------------
           William M. Bungeroth

        /s/ RICHARD J. BONICK, JR.              Vice President and Chief Financial          April 14, 1999
------------------------------------------      Officer (Principal Financial Officer)
          Richard J. Bonick, Jr.

       /s/ ROBERT H. SHERIDAN, III              Director                                    April 14, 1999
------------------------------------------
         Robert H. Sheridan, III

           /s/ RALPH E. EVERETT                 Director                                    April 14, 1999
------------------------------------------
             Ralph E. Everett

TO BE DELIVERED FROM THE PRINTERS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           ((ITEM 14 (A)(1) AND (2))

CUMULUS MEDIA INC.

                                                                PAGE IN THIS
                                                                   REPORT
                                                                ------------
(1) Financial Statements
Report of Independent Accountants...........................         F-2
Consolidated Balance Sheets at December 31, 1998 and 1997...         F-3
Consolidated Statements of Operations for the fiscal year
  ended December 31, 1998 and for the period from inception
  on May 22, 1997 to December 31, 1997......................         F-4
Consolidated Statements of Stockholders' Equity for the
  fiscal year ended December 31, 1998 and for the period
  from inception on May 22, 1997 to December 31, 1997.......         F-5
Consolidated Statements of Cash Flows for the fiscal year
  ended December 31, 1998 and for the period from inception
  on May 22, 1997 to December 31, 1997......................         F-6
Notes to Consolidated Financial Statements..................         F-7
(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts..............        F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS OF CUMULUS MEDIA INC.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1 present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from May 22, 1997 (inception) through December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 14, 1999

                               CUMULUS MEDIA INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
Assets
Current assets:
  Cash and cash equivalents.................................    $ 24,885       $  1,573
  Accounts receivable, less allowance for doubtful accounts
     of $895 and $125 respectively..........................      28,056          5,241
  Prepaid expenses and other current assets.................       2,808            288
                                                                --------       --------
     Total current assets...................................      55,749          7,102
Property and equipment, net.................................      41,438          8,120
Intangible assets, net......................................     404,220         90,217
Other assets................................................      16,224          5,002
                                                                --------       --------
     Total assets...........................................    $517,631       $110,441
                                                                ========       ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 19,028       $  3,643
  Current portion of long-term debt.........................          20             12
  Other current liabilities.................................         768            195
                                                                --------       --------
     Total current liabilities..............................    $ 19,816       $  3,850
Long-term debt..............................................     222,747         42,789
Other liabilities...........................................       1,118            400
Deferred income taxes.......................................      15,074             --
                                                                --------       --------
     Total liabilities......................................     258,755         47,039
                                                                --------       --------
Preferred stock subject to mandatory redemption, stated
  value $10,000 per share, 12,000 shares authorized, 0 and
  1,625 shares outstanding..................................          --         13,426
Series A Cumulative Exchangeable Redeemable Preferred Stock
  due 2009, stated value $1,000 per share, 129,286 and 0
  shares issued and outstanding, respectively...............     133,741             --
Commitments and Contingencies (Note 10)
Stockholders' equity:
  Class A common stock, par value $.01 per share; 50,000,000 shares authorized; 8,700,504 and 0 shares issued and
     outstanding............................................          87             --
  Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 8,660,416 and 0 shares issued and
     outstanding............................................          87             --
  Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 2,376,277 and 0 shares issued and
     outstanding............................................          24             --
  Common stock, $.01 par value; authorized 10,000 shares; 0
     and 1,000 shares issued and outstanding,
     respectively...........................................          --             --
  Additional paid-in-capital................................     142,211         53,549
  Accumulated other comprehensive income....................           5              5
  Accumulated deficit.......................................     (17,279)        (3,578)
                                                                --------       --------
Total stockholders' equity..................................     125,135         49,976
                                                                --------       --------
  Total liabilities and stockholders' equity................    $517,631       $110,441
                                                                ========       ========

           See Accompanying Notes to Consolidated Financial Statement

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                      FROM THE PERIOD
                                                                                     FROM INCEPTION ON
                                                                   YEAR ENDED         MAY 22, 1997 TO
                                                                DECEMBER 31, 1998    DECEMBER 31, 1997
                                                                -----------------    -----------------
Revenues....................................................        $108,172              $10,134
Less: agency commissions....................................          (9,385)                (971)
                                                                    --------              -------
  Net Revenues..............................................          98,787                9,163
Operating expenses:
Station operating expenses, excluding depreciation and
  amortization..............................................          72,154                7,147
Depreciation and amortization...............................          19,584                1,671
Corporate general and administrative expenses...............           5,607                1,276
Non-cash stock compensation.................................              --                1,689
                                                                    --------              -------
Operating expenses..........................................          97,345               11,783
Operating income (loss).....................................           1,442               (2,620)
                                                                    --------              -------
Nonoperating income (expense):
Interest expense............................................         (15,551)                (992)
Interest income.............................................           2,373                  155
     Other income (expense), net............................              (2)                 (54)
                                                                    --------              -------
Nonoperating expenses, net..................................         (13,180)                (891)
                                                                    --------              -------
Loss before income taxes....................................         (11,738)              (3,511)
Income tax expense..........................................             126                   67
                                                                    --------              -------
Loss before extraordinary item..............................         (11,864)              (3,578)
Extraordinary loss on early extinguishment of debt..........          (1,837)                  --
                                                                    --------              -------
Net loss....................................................         (13,701)              (3,578)
Preferred stock dividend and accretion of discount..........          13,591                  274
                                                                    --------              -------
Net loss attributable to common stockholders................         (27,292)              (3,852)
                                                                    ========              =======
Basic and diluted loss per share............................        $  (1.70)             $  (.31)
                                                                    ========              =======
Average shares outstanding..................................          16,085               12,509
                                                                    ========              =======

          See Accompanying Notes to Consolidated Financial Statements

                              CUMULUS MEDIA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                               CLASS A             CLASS B             CLASS C
                                        COMMON STOCK        COMMON STOCK        COMMON STOCK        COMMON STOCK
                                      -----------------   -----------------   -----------------   -----------------   ADDITIONAL
                                      NUMBER OF    PAR    NUMBER OF    PAR    NUMBER OF    PAR    NUMBER OF    PAR     PAID-IN
                                       SHARES     VALUE    SHARES     VALUE    SHARES     VALUE    SHARES     VALUE    CAPITAL
                                      ---------   -----   ---------   -----   ---------   -----   ---------   -----   ----------
Issuance of common stock............    1,000      --            --    $--           --    $--           --    $--     $ 52,748
Comprehensive income (cumulative
  translation adjustment)...........       --      --            --     --           --     --           --     --           --
Preferred and common stock offering
  costs.............................       --      --            --     --           --     --           --     --         (614)
Preferred stock dividend and
  accretion of discount.............       --      --            --     --           --     --           --     --         (274)
Non-cash stock compensation.........       --      --            --     --           --     --           --     --        1,689
Net loss............................       --      --            --     --           --     --           --     --           --
                                       ------     ---     ---------    ---    ---------    ---    ---------    ---     --------
Balance at December 31, 1997........    1,000      --            --     --           --     --           --     --       53,549
                                       ======     ===     =========    ===    =========    ===    =========    ===     ========
Capital Contribution................       --      --            --     --           --     --           --     --       15,211
Preferred stock dividend and
  accretion of discount.............       --      --            --     --           --     --           --     --      (13,591)
Reorganization concurrent with
  IPO...............................   (1,000)     --     1,346,932     14    8,785,416     88    2,376,277     24           --
Proceeds from IPO...................       --      --     7,228,572     72                  --           --     --      101,003
Preferred and common stock offering
  costs.............................       --      --            --     --           --     --           --     --      (13,961)
Share exchange......................       --      --       125,000      1     (125,000)    (1)          --     --           --
Net loss............................       --      --            --     --           --     --           --     --           --
                                       ------     ---     ---------    ---    ---------    ---    ---------    ---     --------
Balance at December 31, 1998........       --      --     8,700,504    $87    8,660,416    $87    2,376,277    $24     $142,211
                                       ======     ===     =========    ===    =========    ===    =========    ===     ========


                                       ACCUMULATED
                                          OTHER
                                      COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                         INCOME         DEFICIT         LOSS
                                      -------------   -----------   -------------
Issuance of common stock............       $--         $     --
Comprehensive income (cumulative
  translation adjustment)...........        5                --              5
Preferred and common stock offering
  costs.............................       --                --             --
Preferred stock dividend and
  accretion of discount.............       --                --             --
Non-cash stock compensation.........       --                --             --
Net loss............................       --            (3,578)        (3,578)
                                           --          --------       --------
Balance at December 31, 1997........        5            (3,573)        (3,573)
                                           ==          ========       ========
Capital Contribution................       --                --             --
Preferred stock dividend and
  accretion of discount.............       --                --             --
Reorganization concurrent with
  IPO...............................       --                --             --
Proceeds from IPO...................       --                --             --
Preferred and common stock offering
  costs.............................       --                --             --
Share exchange......................       --                --             --
Net loss............................       --           (13,701)       (13,701)
                                           --          --------       --------
Balance at December 31, 1998........       $5          $(17,279)      $(17,274)
                                           ==          ========       ========

          See Accompanying Notes to Consolidated Financial Statements.

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      FOR THE PERIOD
                                                                                     FROM INCEPTION ON
                                                                                       MAY 22, 1997
                                                                   YEAR ENDED               TO
                                                                DECEMBER 31, 1998    DECEMBER 31, 1997
                                                                -----------------    -----------------
Cash flows from operating activities:
  Net loss..................................................        $ (13,701)           $ (3,578)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Extraordinary loss on early extinguishment of debt.....            1,837
     Depreciation...........................................            3,590                 391
     Amortization of goodwill, intangible assets and other
       assets...............................................           13,590               1,064
     Non-cash stock compensation............................                                1,689
  Changes in assets and liabilities, net of effects of
     acquisitions:
     Accounts receivable....................................          (21,274)             (4,546)
     Prepaid expenses and other current assets..............           (2,361)               (235)
     Accounts payable and accrued expenses..................           14,216               3,401
     Other assets...........................................             (300)               (166)
     Other liabilities......................................             (250)                 93
                                                                    ---------            --------
          Net cash used in operating activities.............        $  (4,653)           $ (1,887)
                                                                    ---------            --------
Cash flows from investing activities:
  Acquisitions..............................................         (342,845)            (91,289)
  Escrow deposits on pending acquisitions...................           (1,335)             (1,999)
  Capital expenditures......................................           (6,649)               (869)
  Other.....................................................             (196)               (943)
                                                                    ---------            --------
          Net cash used by investing activities.............        $(351,025)           $(95,100)
                                                                    ---------            --------
Cash flows from financing activities:
  Proceeds from revolving line of credit....................        $ 175,000              74,525
  Payments on revolving line of credit......................         (155,035)            (31,990)
  Proceeds from sale of senior subordinated notes...........          160,000                  --
  Payments for debt issuance costs..........................           (9,870)             (1,754)
  Payments on promissory notes..............................             (278)                 (4)
  Proceeds from issuance of preferred stock.................          106,724              13,152
  Proceeds from issuance of common stock....................          116,527              45,245
  Payments for preferred and common stock offering costs....          (14,078)               (614)
                                                                    ---------            --------
          Net cash provided by financing activities.........        $ 378,990            $ 98,560
                                                                    ---------            --------
Increase in cash and cash equivalents.......................           23,312               1,573
Cash and cash equivalents at beginning of period............        $   1,573            $     --
                                                                    ---------            --------
Cash and cash equivalents at end of period..................        $  24,885            $  1,573
                                                                    =========            ========
Supplemental disclosures of cash information:
  Interest paid.............................................        $   7,258            $     25
Non-cash operating and financing activities:
  Trade revenue.............................................        $   6,226            $    757
  Trade expense.............................................            6,157                 712
  Assets acquired through notes payable.....................            2,065                 520
  Liabilities assumed through acquisitions..................              942                  --
  Capital contribution from Cumulus Media LLC...............           15,136               7,503

          See Accompanying Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

     Cumulus Media Inc., formerly known as Cumulus Holdings, Inc., ("Cumulus" or the "Company") is a radio broadcasting corporation incorporated in the state of Illinois on May 22, 1997 to own and operate commercial radio stations in mid-size and smaller radio markets in the United States and the Eastern Caribbean. Between the date of formation of Cumulus Media, LLC, which was April 18, 1997, and May 22, 1997, Cumulus Media, LLC undertook certain activities upon behalf of the Company pending its incorporation, including the incurrence of expenses and the funding of escrow deposits for acquisitions. Upon the incorporation of the Company, these activities and their related account balances and expenses, were transferred to the Company.

Principles of Consolidation

     The consolidated financial statements include the accounts of Cumulus and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all cash balances and highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Concentration of Credit Risks

     In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.

Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Repair and maintenance costs are charged to expense when incurred.

Intangible Assets and Valuation of Long lived Assets

     Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. The Company amortizes such intangible assets using the straight-line method over their estimated useful lives. The Company evaluates the carrying value of intangible assets when events and circumstances warrant such a review. The Company evaluates the carrying value of broadcast licenses, goodwill and other intangible assets in relation to the projected future undiscounted net cash flows, in order to determine if an impairment has occurred. The carrying value of intangible assets is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. Intangible assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell.

Organization Costs

     Costs related to organizing the Company including incorporation and recording fees and legal fees are capitalized and amortized to expense over a three-year period. During the periods ended December 31, 1998 and 1997, the Company recognized amortization expense of organization costs of approximately $164 and $91 respectively. In order to comply with Statement of Position 98-5, "Accounting for the Cost of Start up Activities", in 1999 the Company will write off $362 representing the remaining balance of capitalized organization costs at December 31, 1998.

Debt Issuance Costs

     The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the periods ended December 31, 1998 and 1997, the Company recognized amortization expense of debt issuance costs of approximately $210 and $65 respectively.

Revenue Recognition

     Revenue is derived primarily from the sale of commercial air-time to local and national advertisers. Revenue is recognized as commercials are broadcast.

Trade Agreements

     The Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received. Trade revenue is recorded and the liability relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are received or used.

Local Marketing Agreements

     In certain circumstances, the Company enters into a local marketing agreement ("LMA") or time brokerage agreement with a Federal Communications Commission licensee of a radio station. In a typical LMA, the licensee of the station makes available, for a fee, airtime on its station to a party, which supplies programming to be broadcast on that airtime, and collects revenues from advertising aired during such programming. Fees paid pursuant to a LMA are amortized to expense over the term of the agreement using the straight-line method. LMA fees of $2,404 and $281 are included in amortization expense in the statement of operations for the periods ending December 31, 1998 and 1997 respectively.

Stock-based Compensation

     The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock issued to employees as defined by APB No. 25. In addition, the Company applies Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", for stock issued to individuals or groups other than employees.

     The Company has disclosed the effects of the application of SFAS No. 123 for the year ended December 31, 1998 on a pro forma basis as described in Note 7.

Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Earnings Per Share

     The calculation of basic and diluted loss per share was determined by dividing net loss attributable to common stockholders by the average number of shares outstanding after giving effect to the exchange of the Company's shares by Cumulus Media, LLC for the initial public offering as described in Note 7.

New Accounting Pronouncements

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Statement 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources which are excluded from net income. Statement 130 requires unrealized gains or losses on foreign currency translation adjustments to be included in comprehensive income. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

     As of January 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement 131 establishes new guidelines for identifying and reporting information about an entity's operating segments. This standard requires that management identify operating segments based upon the way management disaggregates the enterprise for making internal operating decisions. For the twelve months ending December 31, 1998, Company management has maintained only one operating segment, radio broadcasting. Accordingly, Company management does not believe that this statement has an impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not engaged in any derivative or hedging transactions. As a result, we do not anticipate that the adoption of this new Statement will have a significant effect on our earnings or financial position. Statement 133 is required to be adopted in years beginning after June 15, 1999.

2. ACQUISITIONS AND DISPOSITIONS

     The Company completed fifty-six and ten separate acquisitions of radio stations for $344.0 million and $99.1 million in cash during 1998 and 1997, respectively. The aggregate purchase price includes certain acquisition related costs incurred in 1998 and 1997.

     Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

     An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

                                                                1998       1997
                                                                ----       ----
Current assets, other than cash...........................    $  1,701    $   757
Property and equipment....................................      30,192      7,708
Other assets..............................................         625         --
Intangible assets.........................................     327,516     91,121
Current liabilities.......................................        (942)      (483)
Deferred taxes............................................     (15,074)        --
                                                              --------    -------
                                                              $344,018    $99,103
                                                              ========    =======

     The unaudited consolidated condensed pro forma results of operations data for the twelve month periods ended December 31, 1998 and 1997, as if the acquisitions had occurred on January 1, 1997 appears below:

                                                  DECEMBER 31, 1998    DECEMBER 31, 1997
                                                  -----------------    -----------------
                                                               (UNAUDITED)
Net revenues..................................        $131,099             $116,987
Operating loss................................        $ (1,196)            $ (8,971)
Net loss......................................        $(22,727)            $(30,502)
Net loss attributable to common
  stockholders................................        $(41,148)            $(48,923)
                                                      ========             ========
Basic and diluted loss per common share (in
  dollars)....................................        $  (2.56)            $  (3.91)

     Escrow funds of approximately $3.3 million paid by the Company in connection with pending acquisitions as of December 31, 1998 have been classified as other assets at December 31, 1998 in the accompanying consolidated balance sheet.

     At December 31, 1998, the Company operated 31 stations under local marketing agreements ("LMA"). The statement of operations for the year ended December 31, 1998 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through December 31, 1998.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                               ESTIMATED USEFUL LIFE     1998       1997
                                               ---------------------     ----       ----
Land.......................................                             $ 3,059    $  407
Broadcasting and other equipment...........        3 to 7 years          28,820     4,377
Furniture and fixtures.....................             5 years           4,661     2,679
Buildings and improvements.................            20 years           8,191       879
Construction in process....................                                 688       169
                                                                        -------    ------
                                                                         45,419     8,511
Less accumulated depreciation..............                              (3,981)     (391)
                                                                        -------    ------
                                                                        $41,438    $8,120
                                                                        =======    ======

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                             ESTIMATED USEFUL LIFE      1998       1997
                                             ---------------------      ----       ----
Broadcasting licenses and goodwill.......             25 years        $406,010    $89,472
Other intangibles........................         2 to 5 years          11,785      1,649
                                                                      --------    -------
                                                                       417,795     91,121
Less accumulated amortization............                              (13,575)      (904)
                                                                      --------    -------
                                                                      $404,220    $90,217
                                                                      ========    =======

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                 1998       1997
                                                                 ----       ----
Accounts payable............................................    $ 1,960    $2,124
Accrued compensation........................................        934        --
Accrued royalties...........................................        390        --
Accrued commissions.........................................      1,183        --
Accrued state income taxes..................................        152        67
Barter payable..............................................      1,326        --
Accrued professional fees...................................        642        --
Due to sellers..............................................      1,142        --
Accrued interest............................................      9,195       901
Other.......................................................      2,104       551
                                                                -------    ------
Total accounts payable and accrued liabilities..............    $19,028    $3,643
                                                                =======    ======

6. LONG-TERM DEBT

     The Company's long-term debt at December 31, 1998 and 1997 is summarized as follows:

                                                                1998       1997
                                                                ----       ----
Revolving line of credit of $70,000 at 9%.................    $     --    $42,535
Term loan facility of $125,000 at 8.5%....................      62,500         --
Senior Subordinated Notes, 10 3/8, due 2008...............     160,000         --
Other.....................................................         267        266
                                                              --------    -------
                                                               222,767     42,801
Less: Current portion of long-term debt...................         (20)       (12)
                                                              --------    -------
                                                              $222,747    $42,789
                                                              ========    =======

     A summary of the future maturities of long-term debt follows:

1999........................................................          20
2000........................................................       1,020
2001........................................................       1,020
2002........................................................       1,020
2003........................................................       5,020
Thereafter..................................................     214,667
                                                                --------
                                                                $222,767
                                                                ========

     On July 1, 1998, the Company issued $160.0 million in aggregate principal amount of 10 3/8% Senior Subordinated Notes which have a maturity date of July 1, 2008. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under its credit facility). Interest on the Senior Subordinated Notes is payable semi-annually in arrears.

     In March 1998, the Company entered into a $190.0 million senior credit facility pursuant to which the Company has available a revolving line of credit of $110.0 million until March 2, 2006, and an eight-year term loan facility of $80.0 million. The proceeds of the borrowings under the credit facility were used to finance acquisitions and to repay the Company's outstanding indebtedness under a prior credit facility. In the first quarter of 1998, the Company recorded an extraordinary loss related to the early termination of such prior credit facility of $1.8 million. In connection with the completion of the initial public offerings, the Company's credit facility was amended, to provide for a revolving credit line of $25.0 million until March 2, 2006 and two eight-year term loan facilities of $62.5 million. As of December 31, 1998, approximately $62.5 million was outstanding under the credit facility. The Company's obligations under its current credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including, to the extent permitted by applicable law and the rules of the FCC, any FCC licenses held by the Company's subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company's direct and indirect domestic subsidiaries and 65% of the capital stock of any foreign subsidiaries and are guaranteed by each of the domestic subsidiaries of the Company.

     Both revolving credit and term loan borrowings under our credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 7.75% as of December 31, 1999) plus a margin ranging between 0.50% to 1.75%, or the Eurodollar Rate (as defined under the terms of the credit facility, 4.75 % as of December 31,1998) plus a margin ranging between 1.50% to 2.75% (in each case dependent upon the leverage ratio of the Company). At December 31, 1998 the Company's effective interest rate on amounts outstanding under the credit facility was 8.50%.

     A commitment fee calculated at a rate ranging from 0.50% to 0.75% per annum (depending upon our leverage ratio) of the average daily amount available under the revolving line of credit and the amount available under the term loan facility is payable quarterly in arrears, and fees in respect of letters of credit issued under our Credit Facility equal to the lesser of (i) the interest rate margin then applicable to Eurodollar Rate loans and (ii) 2.50% is also payable quarterly in arrears. In addition, a fronting fee to be agreed to by the Company and the issuing bank of such letter of credit calculated at a rate not to exceed 0.0125% per annum on the maximum amount of each letter of credit is payable quarterly to the issuing bank.

     The revolving credit and term loan borrowings are repayable in quarterly installments beginning in 2000. The scheduled annual amortization of the term loans is $2.0 million in each of the years 2000 through 2002, $10.0 million in 2003, $20.0 million in 2004, $69.0 million in 2005, and $20.0 million at maturity. The scheduled annual reduction in availability under the revolving credit loans is $7.5 million in each of the years 2003 through 2005, and $2.5 million at maturity in 2006. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made, including:

     - subject to certain exceptions 100% of the net proceeds from any issuance of capital stock in connection with an initial public offering or incurrence of indebtedness;

     - 100% of the net proceeds from certain asset sales; and

     - between 50% and 75% (dependent on the leverage ratio of the Company) of the excess cash flow of the Company.

     The Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with those covenants would result in an event of default under the applicable instruments, which in turn would permit acceleration of debt under those instruments. At December 31, 1998, the Company was in compliance with such financial and operating covenants.

7. COMMON STOCK AND MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK

(a) Initial Public Offering

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

     At December 31, 1998 the Company also has 8,660,416 shares of Class B Common Stock, and 2,376,277 shares of Class C Common Stock issued and outstanding. Except with respect to voting and conversion, shares of Class A Common Stock, Class B Common Stock and Class C Common Stock are identical in all respects. Holders of shares of Class A Common Stock are entitled to one vote per share; except as provided below, holders of Class B Common Stock are not entitled to vote; and, subject to the next sentence, holders of shares of Class C Common Stock are entitled to ten votes per share. During the period of time commencing with the date of conversion of any Class B Common Stock to Class C Common Stock by either NationsBanc Capital Corp. or the State of Wisconsin Investment Board and ending with the date on which NationsBanc Capital Corp. and State of Wisconsin Investment Board (together with their respective affiliates) each ceases to beneficially own at least 5% of the aggregate shares of Common Stock held by such holders immediately prior to the consummation of the Company's initial public offerings in July 1998, holders of Class C Common Stock shall be entitled to only one vote per share.

     All actions submitted to a vote of the Company's stockholders are voted on by holders of Class A Common Stock and Class C Common Stock, voting together as a single class. Holders of Class B Common Stock are not entitled to vote, except with respect to the following fundamental corporate actions:

     - any proposed amendment to the Company's Articles of Incorporation or Bylaws;

     - any proposed merger, consolidation or other business combination, or sale, transfer or other disposition of all or substantially all of the assets of the Company;

     - any proposed voluntary liquidation, dissolution or termination of the Company; and

     - any proposed transaction resulting in a change of control and except as set forth below.

     The affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock and Class C Common Stock, voting together as a single class, and the consent of the holders of a majority of the outstanding shares of Class B Common Stock, consenting separately as a class, are required to approve any fundamental corporate action; provided that such consent rights will cease with respect to such holder of Class B Common Stock and the shares of Class B Common Stock held by such holder shall not be included in determining the aggregate number of shares outstanding for consent purposes, upon the failure of any such holder (together with its affiliates) to beneficially own at least 50% of the shares of common stock held by such holder immediately prior to the consummation of the Company's initial public offerings in July 1998.

     Concurrently with the Stock Offerings, the Company sold in a Preferred Stock Offering (the "Preferred Stock Offering") $125.0 million of 13 3/4 % Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (the "Series A Preferred Stock") approximately $34.5 million of which was sold directly by the Company to The Northwestern Mutual Life Insurance Company at a purchase price equal to the price to the public (as described below) and $160.0 million of 10 3/8 % Senior Subordinated Notes Due 2008 (the "Notes") (the "Debt Offering" and, together with the Stock Offerings and the Preferred Stock Offering, the "Offerings"). The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears.

     At December 31, 1998 the Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 disclosed on the balance sheet represents 129,286 shares outstanding (each with a $1,000.00 par value), plus accrued dividends of $4,445,000, representing a quarterly dividend of $34.45 per share. This dividend was paid in additional shares of preferred stock on January 1, 1999.

     On or before July 1, 2003, the Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. The Series A Preferred Stock may be redeemed by the Company prior to such date under certain circumstances.

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

     Prior to the completion of the offerings, the Company was authorized to issue 12,000 shares of Mandatorily Redeemable 12% Class A Cumulative Preferred Stock ("NML Preferred Stock"), $.01 par value, stated value $10,000. In November 1997, the Company issued 1,625 shares for proceeds of $13,152. In February 1998, the Company issued an additional 1,625 shares of the NML Preferred Stock in exchange for $16,250. Dividends on the outstanding NML Preferred Stock accrued at an annual rate of 12% of the stated value per share compounded quarterly, and accrued and were payable quarterly, subject to the Company's right to pay dividends by issuing Payment in Kind (PIK) shares, which are shares of NML Preferred Stock. At December 31, 1997, the Company had accrued the value of preferred stock dividends and accretion of discount in the amount of $274. The Company declared a PIK dividend of 52.36 shares in February 1998. All of the issued and outstanding shares of the Mandatorily Redeemable 12% Class A Cumulative Preferred Stock were redeemed in connection with the issuance of the Series A Preferred Stock.

(b) Stock Options

1998 STOCK INCENTIVE PLAN

     The Company's Board of Directors has adopted the 1998 Stock Incentive Plan to provide officers, other key employees and non-employee directors of the Company (other than participants in the Company's Executive Plan described below), as well as consultants to the Company, with additional incentives by increasing their proprietary interest in the Company. An aggregate of 1,288,834 shares of Class A Common Stock is subject to the 1998 Stock Incentive Plan, of which a maximum of 1,288,834 shares of Class A Common Stock is subject to incentive stock options and a maximum of 100,000 shares of Class A Common Stock is available to be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock which will be awarded to any one person during any calendar year is $500,000.

     The 1998 Stock Incentive Plan permits the Company to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) and restricted shares of the Class A Common Stock. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award is allowed to be granted under the 1998 Stock Incentive Plan after June 22, 2008.

     The 1998 Stock Incentive Plan is administered by the Compensation Committee of the Board, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the 1998 Stock Incentive Plan) and other terms of any award. The Compensation Committee may delegate to certain senior officers of the Company its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish.

     Any award made to a non-employee director must be approved by the Company's Board of Directors. In the event of any changes in the capital structure of the Company, the Compensation Committee will make equitable adjustments to outstanding awards so that the net value of the award is not changed.

     As of December 31, 1998, there are outstanding options to purchase a total of 1,120,745 shares of Class A Common Stock exercisable at a price of $14.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years starting on July 1, 1998, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

EXECUTIVE STOCK INCENTIVE PLAN

     The Company's Board of Directors has also adopted the Executive Stock Incentive Plan (the "Executive Plan") to provide certain key executives of the Company with additional incentives by increasing their proprietary interest in the Company. An aggregate of 2,001,380 shares of Class C Common Stock is subject to the Executive Plan. In addition, no one person will be eligible to receive options for more than 1,000,690 shares in any one calendar year. Richard W. Weening, Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Executive Vice Chairman and Director are the sole participants in the Executive Plan.

     The Executive Plan permits the Company to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) of Class C Common Stock.

     Stock options under the Executive Plan were granted on July 1, 1998 and are divided into three groups. Group 1 consists of time vested options with an exercise price equal to $14.00 per share and vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances). Group 2 and Group 3 also consist of time-based options which vest in four equal annual installments on July 1, 1999, July 1, 2000, July 1, 2001 and July 1, 2002 (subject to accelerated vesting in certain circumstances). The first installment of both the Group 2 options and Group 3 options are exercisable at a price of $14.00 per share on July 1, 1999 and subsequent installments are exercisable at a price 15% (or 20% in the case of Group 3 options) greater than the prior year's exercise price for each of the next three years.

     The Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make equitable adjustments to outstanding awards granted under the Executive Plan so that the net value of the award is not changed. As of December 31, 1998, there are outstanding options to purchase a total of 2,001,380 shares of Class C Common Stock under the Executive Plan.

1998 EMPLOYEE STOCK PURCHASE PLAN

     The Company's Board of Directors has adopted the 1998 Employee Stock Purchase Plan, subject to approval by our shareholders at our next annual meeting. The 1998 Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under Section 423 of the Internal Revenue Code of 1986, as amended, and contains 1,000,000 shares of Class A Common Stock.

     The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first or last trading days of the year. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $25,000 of stock valued on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the 1998 Employee Stock Purchase Plan.

     Cumulus Media Inc. applies APB Opinion No. 25 in accounting for its Stock Options issued to employees and SFAS No. 123 in accounting for stock options issued to non-employees. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Cumulus Media Inc. determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders would have been increased $2.3 million to the as reported and pro forma amounts indicated below:

                                                                  1998
                                                                  ----
Net loss attributable to Common Shareholders:
  As reported...............................................    $(27,292)
  Pro forma.................................................    $(29,596)
Basic and diluted loss per Common Share
  As reported...............................................      $(1.70)
  Pro forma.................................................      $(1.83)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: expected volatility of 65.6% for 1998; risk-free interest rate of 4.73% for 1998; dividend yield of 0% and expected lives of four years and five years from the date of grant for shares issued under the Executive Stock Incentive Plan and the 1998 Stock Incentive Plan, respectively.

     Following is a summary of activity in the employee option plans and agreements discussed above for the year ended December 31, 1998:

                                                                                1998
                                                                          WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                               ------     ----------------
Outstanding at beginning of year............................         --        $ 0.00
Granted.....................................................  3,142,925         15.56
Exercised...................................................         --          0.00
Canceled....................................................    (20,800)        14.00
                                                              ---------        ------
Outstanding at end of year..................................  3,122.125        $15.55
                                                              ---------        ------
Options exercisable at year end.............................  3,122,125
                                                              ---------
Weighted average fair value of options granted during the
  year......................................................  $    6.43

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                     OPTIONS OUTSTANDING
                                                                     -------------------
                                                NUMBER OUTSTANDING   WEIGHTED AT AVERAGE
                                                AND EXERCISABLE AT        REMAINING        WEIGHTED AVERAGE
           RANGE OF EXERCISE PRICES             DECEMBER 31, 1998     CONTRACTUAL LIFE      EXERCISE PRICE
           ------------------------             ------------------   -------------------   ----------------
$14.00 (Class A Shares)........................     1,120,745             4.5 years             $14.00
$14.00 (Class C Shares)........................       969,419             3.5 years             $14.00
$16.10 to $24.19 (Class C Shares)..............     1,031,961             3.5 years             $19.59
                                                    ---------                                   ------
                                                    3,122,125                                   $15.55
                                                    =========                                   ======

8. INCOME TAXES

     Income tax expense for 1998 and 1997 consisted of the following components:

                                                                 1998      1997
                                                                 ----      ----
Current tax expense:
  Federal...................................................    $    --    $  --
  State and Local...........................................        126       67
                                                                -------    -----
     Total current expense..................................    $   126    $  67
                                                                -------    -----
Deferred tax expense (benefit):
  Federal...................................................    $(4,451)   $(356)
  State and Local...........................................       (620)      21
Less: Change in valuation allowance.........................      5,071      335
                                                                -------    -----
     Total deferred expense.................................          0        0
                                                                -------    -----
     Total income tax expense...............................    $   126    $  67
                                                                =======    =====

     Total income tax expense differed from the amount computed by applying the federal standard tax rate of 35% for the periods ended December 31, 1998 and 1997 due to the following:

                                                                1998       1997
                                                                ----       ----
Pretax loss at federal statutory rate......................    $(4,108)   $(1,194)
  State income tax expense, net of federal benefit.........     (1,135)        58
  Nondeductible stock compensation.........................         --        574
  Nondeductible Goodwill...................................        278         --
  Other....................................................         20        294
  Change in valuation allowance............................      5,071        335
                                                               -------    -------
  Net income tax expense...................................    $   126    $    67
                                                               =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:

                                                                 1998      1997
                                                                 ----      ----
Deferred tax asset:
Net operating loss..........................................    $ 7,376    $ 468
  Accounts receivable.......................................        340       41
  Property, plant and equipment.............................         --        4
  Other.....................................................        215       --
                                                                -------    -----
     Total deferred tax assets..............................    $ 7,931    $ 513
Less valuation allowance:...................................     (5,405)    (335)
                                                                -------    -----
  Net deferred tax assets...................................    $ 2,525    $ 178
                                                                -------    -----
Deferred tax liabilities:
  Intangible assets.........................................     17,378      178
  Other.....................................................        221       --
                                                                -------    -----
     Total deferred tax liabilities.........................    $17,599    $ 178
                                                                -------    -----
     Net deferred tax liability.............................    $15,074    $  --
                                                                =======    =====

     Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforward. The Company has established a valuation allowance against its deferred tax assets following an assessment of the likelihood of realizing such amounts. In arriving at the determination as to the amount of the valuation allowance required, the Company considered its operating history as well as significant acquisitions made in

1998 and pending acquisitions, statutory restrictions on the use of operating losses, tax planning strategies and its expectation of the level and timing of future taxable income.

     The foreign operations of the Company have incurred operating losses of $715 and $834 for the year ending December 31, 1998 and for the period from inception on May 22, 1997 through December 31, 1997, respectively, the benefits of which remains unlikely. Accordingly, the Company has not recognized a tax benefit for these loss carryforwards since it is not assured it could utilize the loss carryforward in the future.

     At December 31, 1998, the Company has a federal net operating loss carryforward available to offset future income of approximately $18,328 which expires after 2012.

9. EARNINGS PER SHARE

     The following table sets forth the computation of basic loss per share for the year ended December 31, 1998 and for the period from May 22, 1997 through December 31, 1997. In order to reflect the initial public offering on July 1, 1997, the weighted average number of shares outstanding for the period from May 22, 1997 through December 31, 1997 and from January 1, 1998 through June 30, 1998 were determined after giving effect to the exchange of the Company's shares by Cumulus Media, LLC for the initial public offering (see Note 7).

                                                                1998      1997
                                                                ----      ----
Numerator:
  Net loss before extraordinary item........................  $(11,864)  $(3,578)
  Preferred stock dividend..................................   (10,667)       --
  Accretion of preferred stock discount.....................    (2,924)     (274)
                                                              --------   -------
  Numerator for basic earnings per share -- income available for common stockholders................................  $(25,455)  $(3,852)
                                                              --------   -------
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares after giving effect to initial public
     offering...............................................    16,085    12,509
                                                              --------   -------
  Net loss per common share -- before extraordinary item....    $(1.58)   $(0.31)
  Extraordinary item........................................     (0.12)       --
                                                              --------   -------
  Net loss per common share.................................  $  (1.70)  $ (0.31)
                                                              ========   =======

     During 1998 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans (see
Note 7). At December 31, 1998 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock....................    1,120,745
Options to purchase class C common stock....................    2,001,380

     Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.

10. LEASES

     The Company has noncancelable operating leases, primarily for office space and various capital leases primarily for equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $2,073 and $201 for the period ended December 31, 1998 and 1997 respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1998 are as follows:

                        YEAR ENDING
                        DECEMBER 31:
                        ------------
     1999...................................................    $2,630
     2000...................................................     2,393
     2001...................................................     2,054
     2002...................................................     1,702
     2003...................................................     1,214
     Thereafter.............................................     3,670

11. COMMITMENTS AND CONTINGENCIES

     The Company is a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

     As of December 31, 1998 the Company has also entered into asset purchase agreements to acquire stations across seventeen markets for an aggregate purchase price of approximately $72,261. In general, the transactions are structured such that if the Company can not consummate these acquisitions because of a breach of contract, the Company may be liable for five percent of the purchase price.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The estimated fair value of long term debt and preferred stock subject to mandatory redemption are estimated based on current market rates and approximate the carrying value.

13. RELATED PARTY TRANSACTIONS

     On November 12, 1997, the Company purchased substantially all of the assets of The Midwestern Broadcasting Company, including WWWM-FM and WLQR-AM, for approximately $10,000. The President of Midwestern Broadcasting Company is the Executive Vice-Chairman and a Director of the Company.

     Substantially all of the Company's broadcast strategy consulting services and programming research are contracted with Stratford Research the co-owner of which is the Executive Vice Chairman and a Director of the Company. Total fees paid to Stratford Research during fiscal 1998 and 1997 were approximately $2,735 and $184. Of these expenses paid in 1998 and 1997, $1,204 and $117 were capitalized as acquisition costs. The remaining expenses have been included as part of the station operating expenses in the statement of operations. At December 31, 1998 and 1997 amounts owed to Stratford Research were approximately $371 and $240 respectively.

     During 1998 and 1997, the Company remitted $150 and $206 respectively, to Cumulus Media, LLC representing fees for management services. These fees are included in corporate general and administrative expenses. The Company has also paid Cumulus Media, LLC $300 in 1997 for organizational costs, which have been included in other assets.

     During 1998 and 1997, the Company paid $1,423 and $297 respectively to QUAESTUS Management Corporation for services rendered in connection with the acquisition of stations and corporate finance services. Of these expenses paid in 1998 and 1997, $1,223 and $297 were capitalized as acquisition costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. Amounts owed to QUAESTUS at December 31, 1998 and 1997 totaled $78 and $0, respectively.

     One of the Company's Directors is Mr. Ralph B. Everett. Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm's Federal Legislative Practice Group. The Company also engages the law firm of Paul, Hastings, Janofsky &

Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. Total expenses paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 1998 and 1997 were approximately $1,190 and $0. Of these expenses paid in 1998 and 1997, $1,131 and $0 were capitalized as acquisition or financing costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 1998 and 1997 amounts payable to Paul, Hastings, Janofsky & Walker LLP were approximately $642 and $22.

14. NON-CASH STOCK COMPENSATION

     Cumulus Media, LLC issued 1,630 shares of common stock to two key employees of the Company. In addition, Cumulus Media, LLC issued 1,564 shares and 2,346 shares of common stock to DBBC of Georgia, LLC, the co-owner of which is the Vice Chairman and a Director of the Company, and Quaestus Management Corporation (consulting service organizations), respectively. During the period ended December 31, 1997, the Company has recognized compensation expense of $1,689 related to these shares. The value of the Cumulus Media, LLC stock was estimated through the use of a discounted cash flow analysis. The valuation included various assumptions regarding Cumulus Media, LLC's future performance, which the Company believed to be reasonable at the date of grant (the measurement date). The valuation also considered the priority return of other equity instruments issued by Cumulus Media, LLC.

15. DEFINED CONTRIBUTION PLAN

     Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant's contribution. Matching contributions are to be remitted to the plan by the Company monthly. During 1998, the Company contributed approximately $200 to the plan.

16. GUARANTORS' FINANCIAL INFORMATION

     All of the Company's direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) of the Company will provide full and unconditional senior subordinated guarantees for the senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

     Following is consolidating condensed financial information pertaining to the Company and its subsidiary guarantors. The Company has not presented separate financial statements for the subsidiary guarantors because management has determined that such information is not material to investors.

                                                        FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998
                                                    -----------------------------------------------------
                                                                GUARANTOR                       TOTAL
                                                     PARENT    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     ------    ------------   ------------   ------------
Net revenue.......................................  $     --     $98,787        $    --        $ 98,787
Operating expense.................................     6,503      90,842             --          97,345
                                                    --------     -------        -------        --------
Operating income (loss)...........................    (6,503)      7,945             --           1,442
Net interest income (expense) and other...........   (13,172)       (134)            --         (13,306)
                                                    --------     -------        -------        --------
Loss before extraordinary item....................   (19,675)      7,811             --         (11,864)
Extraordinary loss................................    (1,837)         --             --          (1,837)
Net revenue (loss) before equity adjustment.......   (21,512)      7,811             --         (13,701)
Equity revenue (loss) in subsidiaries.............     7,811          --         (7,811)             --
Net revenue (loss)................................   (13,701)      7,811         (7,811)        (13,701)
Preferred stock dividend..........................    13,591          --             --          13,591
                                                    --------     -------        -------        --------
Net income (loss) attributable to common
  adjustment......................................  $(27,292)    $ 7,811        $(7,811)       $(27,292)
                                                    ========     =======        =======        ========

                                                                   AS OF DECEMBER 31, 1998
                                                    -----------------------------------------------------
                                                                GUARANTOR                       TOTAL
                                                     PARENT    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     ------    ------------   ------------   ------------
Current assets....................................  $ 10,888     $ 44,861      $      --       $ 55,749
Equipment, net....................................     1,188       40,250             --         41,438
Investment in subsidiaries........................   444,078           --       (444,078)            --
Intangible assets, net............................        --      404,220             --        404,220
Other assets......................................    32,166        3,775        (19,717)        16,224
                                                    --------     --------      ---------       --------
  Total assets....................................  $488,320     $493,106      $(463,795)      $517,631
                                                    ========     ========      =========       ========
Current liabilities...............................  $ 11,447     $  8,370      $      (1)      $ 19,816
Long-term debt, excluding current portion.........   222,747           --             --        222,747
Other liabilities.................................     3,513       17,322        (19,717)         1,118
Deferred income taxes.............................        --       15,074             --         15,074
                                                    --------     --------      ---------       --------
  Total liabilities...............................   237,707       40,766        (19,718)       258,755
                                                    --------     --------      ---------       --------
Preferred stock...................................   133,741           --             --        133,741
Stockholder's equity..............................   116,872      452,340       (444,077)       125,135
                                                    --------     --------      ---------       --------
  Total liabilities and stockholder's equity......  $488,320     $493,106      $(463,795)      $517,631
                                                    ========     ========      =========       ========

                                                         FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1998
                                                    --------------------------------------------------------
                                                                 GUARANTOR                         TOTAL
                                                     PARENT     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ------     ------------    ------------    ------------
Cash flows from operating activities:
  Net cash (used in) provided by operating
     activities.................................    $(24,597)    $  19,944       $      --       $  (4,653)
                                                    --------     ---------       ---------       ---------
Cash flows from investing activities:
  Acquisitions..................................          --      (342,845)             --        (342,845)
  Investment in subsidiaries....................    (342,845)           --         342,845              --
  Escrow deposits on pending acquisitions.......      (1,335)           --              --          (1,335)
  Other.........................................      (1,154)       (5,691)             --          (6,845)
                                                    --------     ---------       ---------       ---------
       Net cash used by investing activities....    (345,334)     (348,536)        342,845        (351,025)
                                                    --------     ---------       ---------       ---------
Cash flows from financing activities:
  Contribution from parent......................          --       342,845        (342,845)             --
  Proceeds from revolving line of credit........     175,000            --              --         175,000
  Payments on revolving line of credit..........    (155,035)           --              --        (155,035)
  Payments for debt issuance costs..............      (9,870)           --              --          (9,870)
  Payments on promissory note...................        (278)           --              --            (278)
  Proceeds from Senior Notes....................     160,000            --              --         160,000
  Proceeds from issuance of Preferred stock.....     101,710            --              --         101,710
  Proceeds from issuance of Common stock........     107,463            --              --         107,463
                                                    --------     ---------       ---------       ---------
       Net cash provided by financing
          activities............................     378,990       342,845        (342,845)        378,990
                                                    --------     ---------       ---------       ---------
       Increase in cash and cash equivalents....       9,059        14,253              --          23,312
       Cash and cash equivalents at beginning of
          period................................       1,080           493              --           1,573
       Cash and cash equivalents at end of
          period................................    $ 10,139     $  14,746       $      --       $  24,885
                                                    ========     =========       =========       =========

                                                                        FOR THE PERIOD FROM
                                                          INCEPTION ON MAY 22, 1997 TO DECEMBER 31, 1997
                                                      -------------------------------------------------------
                                                                  GUARANTOR                         TOTAL
                                                      PARENT     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------     ------------    ------------    ------------
Net revenues......................................    $    --       $9,163          $  --          $ 9,163
Operating expenses................................      3,072        8,711             --           11,783
Operating income (loss)...........................     (3,072)         452             --           (2,620)
Net interest income (expense) and other...........       (891)          --             --             (891)
Income (loss) before income taxes.................     (3,963)         452             --           (3,511)
Income tax expense................................         67           --             --               67
Income (loss) before equity income
  In subsidiaries.................................     (4,030)         452             --           (3,578)
Equity income in subsidiaries.....................        452           --           (452)              --
Income (loss).....................................     (3,578)         452           (452)          (3,578)
Preferred stock dividend..........................        274           --             --              274
Net income (loss) attributable to Common
  stockholders....................................    $(3,852)      $  452          $(452)         $(3,852)
                                                      =======       ======          =====          =======

                                                                     AS OF DECEMBER 31, 1997
                                                     --------------------------------------------------------
                                                                  GUARANTOR                         TOTAL
                                                      PARENT     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------     ------------    ------------    ------------
Current Assets...................................    $  3,588      $  3,514       $      --        $  7,102
Equipment, net...................................         317         7,803              --           8,120
Investment in subsidiaries.......................     101,732            40        (101,772)             --
Intangible assets, net...........................          --        90,217              --          90,217
Other assets.....................................       2,706         2,296              --           5,002
                                                     --------      --------       ---------        --------
     Total Assets................................    $108,343      $103,870       $(101,772)       $110,441
                                                     ========      ========       =========        ========
Current liabilities..............................    $  1,869      $  1,981       $      --        $  3,850
Long-term debt, excluding current portion........      42,789            --              --          42,789
Other liabilities................................         286         2,269          (2,155)            400
     Total liabilities...........................      44,944         4,250          (2,155)         47,039
                                                     --------      --------       ---------        --------
Preferred stock..................................      13,426            --              --          13,426
Stockholder's equity.............................      49,973        99,620         (99,617)         49,976
                                                     --------      --------       ---------        --------
     Total liabilities and stockholders equity...    $108,343      $103,870       $(101,772)       $110,441
                                                     ========      ========       =========        ========

                                                                       FOR THE PERIOD FROM
                                                          INCEPTION ON MAY 22, 1997 TO DECEMBER 31, 1997
                                                     --------------------------------------------------------
                                                                  GUARANTOR                         TOTAL
                                                      PARENT     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------     ------------    ------------    ------------
Cash flows from operating activities:
  Net cash (used in) provided by operating
     activities..................................    $ (2,970)     $  1,083        $     --        $ (1,887)
                                                     --------      --------        --------        --------
Cash flows from investing activities:
  Acquisitions...................................          --       (91,289)             --         (91,289)
  Investment in subsidiaries.....................     (91,289)           --          91,289              --
  Escrow deposits on pending acquisitions........      (1,999)           --              --          (1,999)
  Other..........................................      (1,273)         (539)             --          (1,812)
                                                     --------      --------        --------        --------
       Net cash used by investing activities.....     (94,561)      (91,828)         91,289         (95,100)
                                                     --------      --------        --------        --------
Cash flows from financing activities:
  Contribution from parent.......................          --        91,289         (91,289)             --
  Proceeds from revolving line of credit.........      74,525            --              --          74,525
  Payments on revolving line of credit...........     (31,990)           --              --         (31,990)
  Payments for debt issuance cost................      (1,754)           --              --          (1,754)
  Payments on promissory note....................          (4)           --              --              (4)
  Proceeds from issuance of common stock.........      44,631            --              --          44,631
  Proceeds from issuance of preferred stock......      13,152            --              --          13,152
       Net cash provided by financing
          activities.............................      98,560        91,289         (91,289)         98,560
                                                     --------      --------        --------        --------
       Increase in cash and cash equivalents.....       1,029           544              --           1,573
       Cash and cash equivalents at beginning of
          period.................................          --            --              --              --
       Cash and cash equivalents at end of
          period.................................    $  1,029      $    544        $     --        $  1,573
                                                     ========      ========        ========        ========

17. SUBSEQUENT EVENTS

     From January 1, 1999 through March 31, 1999, the Company completed acquisitions of radio stations in six separate markets for an aggregate purchase price of approximately $29,275. These transactions will be accounted for by the purchase method of accounting.

     As of March 19, 1999, the Company has also entered into asset purchase agreements to acquire stations across seventeen markets for an aggregate purchase price of approximately $73,254. The Company believes its existing available credit facilities and cash flow from operations are sufficient to fund the purchase price for these transactions upon consummation. In general, the transactions are structured such that if the Company can not consummate these acquisitions because of breach of contract, the Company may be liable for an amount that approximates five percent of the purchase price.

     As of April 14, 1999, the Company was in negotiations with its existing lender regarding a new credit facility. In connection with these negotiations, the existing credit facility was amended to modify certain restrictive financial and operating covenants. The Company expects to have negotiations for a new credit facility concluded by June 30, 1999.

18. SUBSEQUENT EVENTS (UNAUDITED)

     As of April 14, 1999 a national advertising representation firm has asserted that the Company owes it approximately $2 million in commissions and termination payments as a result of a change in the Company's national representation. The Company contests this assertion and will defend its' position as management considers appropriate.

                                                                     SCHEDULE II

                               CUMULUS MEDIA INC.

                          FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                               -------------------------------------------------------------------
                                               BALANCE AT    PROVISION FOR                                 BALANCE
                                               BEGINNING       DOUBTFUL        ACQUIRED                    AT END
FISCAL YEAR                                     OF YEAR        ACCOUNTS       STATIONS(1)    WRITE-OFFS    OF YEAR
-----------                                    ----------    -------------    -----------    ----------    -------
1998
  Allowance for bad debts..................       $125            864             97            (291)       $895
1997
  Allowance for bad debts..................       $ --             95             30              --        $125

-------------------------
(1) Allowance for doubtful accounts receivable acquired in acquisitions.

                                                                    EXHIBIT 12.1

                               CUMULUS MEDIA INC.

                  COMPUTATION OF RATIO OF EARNINGS TO COMBINED
            FIXED CHARGES AND PREFERRED STOCK DIVIDEND REQUIREMENTS

Income before income taxes..................................    $(11,738)
Fixed charges:
  Interest Expense..........................................      15,551
  Amortization of loan fees.................................         601
  Interest portion of rentals...............................         707
                                                                --------
       Total fixed charges..................................      16,859
Preferred Stock dividends...................................      13,591
Ratio of pretax income to income from continuing
  operations................................................           1
                                                                --------
After tax preferred dividends...............................      13,591
                                                                --------
       Total fixed charges and preferred dividends..........      30,450
            Total earnings available for Payment of fixed
             charges........................................       5,121
            Ratio of earnings to fixed Charges..............          (A)

-------------------------
(A) As a result of the loss incurred in 1998, the Company was unable to fully cover the indicated fixed charges and preferred dividends. Earnings did not cover fixed charges and preferred dividends by $25,329 in 1998.