Form 10-K/A
period 1998-12-31
CUMULUS MEDIA INC
filed 1999-04-30
CIK 1058623

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                   -----------

( X )             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NO. 00-24525

                               CUMULUS MEDIA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            ILLINOIS                                36-4159663
    (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

    111 EAST KILBOURN AVE., SUITE 2700
           MILWAUKEE, WISCONSIN                         53202
(ADDRESS OF REGISTRANT'S PRINCIPAL OFFICES)           (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 414-615-2800

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    13 3/4% SERIES A CUMULATIVE EXCHANGEABLE
                      REDEEMABLE PREFERRED STOCK DUE 2009
                 CLASS A COMMON STOCK; PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       YES  X     NO
                                           ---       ---

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

================================================================================

         This Form 10-K/A is being filed to add the information required by Item 405 of Regulation S-K and Item 11 of Form 10-K, because the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders is not yet available.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Item 10 of Form 10-K is amended to add the following:

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of Cumulus Media Inc.'s Common Stock must report their initial ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. The Commission has designated specific due dates for these reports and Cumulus must identify in this proxy statement those persons for whom these reports were not filed when due. We believe, based upon a review of copies of such reports and written materials that no other reports were required, and that during 1998 all Section 16 filing requirements applicable to Cumulus' directors, executive officers and greater than 10% beneficial owners were complied with, except for the following: (i) the original Form 3 filed for Lewis W. Dickey, Jr. did not include certain shares purchased for his personal account; (ii) the original Form 3 reports for CML Holdings did not include one transaction and was not filed on a timely basis; and (iii) the Form 4 report for one transaction of CML Holdings for the month end September 30, 1998 was filed shortly after the due date of October 10, 1998. Each of these matters was subsequently reported correctly as required.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued for services rendered to the Company in all capacities, for the year ended December 31, 1998, by the Chief Executive Officer and each of the other executive officers of the Company employed as of December 31, 1998 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION         LONG-TERM
                                                 -------------------------   COMPENSATION
                                                                                AWARDS
                                                                             -------------
                                                                              SECURITIES
                                                                              UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR            SALARY         BONUS     OPTIONS (#)      COMPENSATION
-------------------------------  ------------    -------------  -----------  -------------    --------------
Richard W. Weening                     1998         $300,000      $   ---        1,000,690       $     ---
Executive Chairman & Treasurer     1997 (1)         $    ---      $   ---              ---       $     ---

Lewis W. Dickey                        1998         $300,000      $              1,000,690       $     ---
Executive Vice Chairman            1997 (1)              ---          ---              ---       $     ---
                                                                  $   ---

William M. Bungeroth                   1998         $275,000      $   ---          235,000       $   2,160
President                              1997         $170,000      $50,000              ---       $ 205,000

Richard J. Bonick, Jr.                 1998         $250,000      $   ---           36,620       $   2,145
Vice President & CFO                   1997         $170,000      $25,000              ---       $ 205,000

John Dickey                            1998         $250,000      $   ---          152,708       $     ---
Director of Programming            1997 (1)         $    ---      $   ---              ---       $     ---

(1) During 1997, Messrs. Weening, L. Dickey and J. Dickey dedicated approximately 85%, 80% and 0% of their time, respectively, to matters directly related to the Company and its business, since the Company's inception. Messrs. Weening, L. Dickey and J. Dickey did not receive any compensation directly from the Company. However, during 1997 the Company paid $297,000 to Quaestus, an entity controlled by Mr. Weening, for acquisition and corporate finance services performed on behalf of the company. In addition, the Company paid $184,000 to Stratford Research, an entity controlled by L. Dickey and J. Dickey, for programming research and broadcast strategy consulting services. At December 31, 1997, the Company owned an additional $240,000 to Stratford Research for services rendered.

         During 1997, the Company also paid a non-recurring organization fee of $300,000 (with Quaestus receiving $180,000 of such fee and DBBC, an entity controlled by Mr. L. Dickey receiving $120,000 of such fee), and
         (ii) a management fee of $206,000 (with Quaestus receiving $123,600 of such fee and DBBC receiving $82,400 of such fee).

(2) During the fiscal year ending December 31, 1998 Mr. Bungeroth and Mr. Bonick received $2,160 and $2,145 respectively in other compensation representing the matching Company contributions under the Company's Defined Contribution Plan (the "401(k) Plan"). No other executives were eligible to participate in the 401(k) Plan in 1998.


EXECUTIVE STOCK INCENTIVE PLAN

         The Company's Board of Directors has adopted the Executive Stock Incentive Plan (the "Executive Plan") to provide certain key executives of the Company with additional incentives by increasing their proprietary interest in the Company. An aggregate of 2,001,380 shares of Class C Common Stock is subject to the Executive Plan. In addition, no one person will be eligible to receive options for more than 1,000,690 shares in any one calendar year. Richard W. Weening and Lewis W. Dickey, Jr. are the sole participants in the Executive Plan.

         The Executive Plan permits the Company to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) of Class C Common Stock.

         Stock options under the Executive Plan were granted on July 1, 1998 and are divided into three groups. Group 1 consists of time vested options with an exercise price equal to $14.00 per share and vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances as described under "Employment Agreements"). Group 2 and Group 3 consist of time vested options which vest in four equal annual installments on July 1, 1999, July 1, 2000, July 1, 2001 and July 1, 2002 (subject to accelerated vesting in certain circumstances as described below under "Employment Agreements"). The first installment of both the Group 2 options and Group 3 options are exercisable at a price of $14.00 per share on July 1, 1999 and subsequent installments are exercisable at a price 15% (or 20% in the case of Group 3 options) greater than the prior year's exercise price for each of the next three years. All options vest upon a change of control of the Company as described below under "Employment Agreements".

         The Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make equitable adjustments to outstanding awards granted under the Executive Plan so that the net value of the award is not changed. As of April 28, 1999 there are outstanding options to purchase a total of 2,001,380 shares of Class C Common Stock under the Executive Plan.

1998 STOCK INCENTIVE PLAN

         The Company's Board of Directors has also adopted the 1998 Stock Incentive Plan to provide officers, other key employees and non-employee directors of the Company (other than participants in the Company's Executive Plan described above), as well as consultants to the Company, with additional incentives by increasing their proprietary interest in the Company. An aggregate of 1,288,834 shares of Class A Common Stock is subject to the 1998 Stock Incentive Plan, of which a maximum of 1,288,834 shares of Class A Common Stock is subject to incentive stock options and a maximum of 100,000 shares of Class A Common Stock is available to be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock which will be awarded to any one person during any calendar year is $500,000.

         The 1998 Stock Incentive Plan permits us to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) and restricted shares of the Class A Common Stock. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award will be granted under the 1998 Stock Incentive Plan after June 22, 2008.

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

         As of April 28, 1999, there are outstanding options to purchase a total of 1,120,745 shares of Class A Common Stock exercisable at a price of $14.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years starting on July 1, 1998, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.


EMPLOYMENT AGREEMENTS

         As discussed more particularly below, the Company has entered into employment agreements with certain of the Named Executive Officers. Subject to certain exceptions, such employment agreements prohibit each of the Named Executive Officers from competing with the Company for a specified period after termination of employment (18 months for Messrs. Weening and Dickey and 12 months for Messrs. Bungeroth and Bonick).

         Mr. Weening serves as Executive Chairman and Treasurer of the Company under an employment agreement with the Company. Under the terms of Mr. Weening's employment agreement, he is entitled to receive an annual base salary of $300,000. Such base salary will increase by 5.0% during each year of the term of the employment agreement, subject to merit increases, as the Compensation Committee deems appropriate. The agreement provides that Mr. Weening may receive a bonus of up to 50% of his base salary, with bonus targets to be based on budgeted Broadcast Cash Flow as determined by the Compensation Committee. Mr. Weening's employment agreement has a three-year term, which automatically extends each year for one additional year, subject to non-renewal. The terms of the agreement also provide that upon the death or disability of Mr. Weening, the Company shall continue to pay Mr. Weening's base salary for the twelve-month period immediately following such event, all unvested time vested options will vest and the Company will continue to provide benefits to Mr. Weening and his dependents for twelve months.

          In addition, in the event (i) the death or disability occurs after the mid-point of a particular vesting year and (ii) the fair market value of the Class A Common Stock as of the date of such death or disability equals or exceeds the exercise price per share of the performance options scheduled to vest at the end of such vesting year, such performance options will vest. The agreement also provides that in the event Mr. Weening is terminated by the Company without cause or terminates his employment for good reason, the Company will pay to Mr. Weening an amount equal to the greater of (i) the base salary owed to Mr. Weening for the remainder of the term of the agreement and (ii) one hundred percent of his annual base salary in effect as of the date of termination plus the last bonus received by Mr. Weening, all unvested time vested options will vest and the Company will continue to provide benefits to Mr. Weening and his dependents for twelve months. In addition, if the fair market value of the Class A Common Stock as of the date of such termination equals or exceeds the exercise price per share of the unvested performance options; such performance options will vest.

         Further, if the cumulative total return of the Class A Common Stock from July 1, 1998 to the date of termination exceeds the total return of a peer group of companies, the performance options will vest. Such performance options that become vested shall remain exercisable until 90 days following the date that such performance options would otherwise have become vested and exercisable. If, within the one-year period following a change of control, the Company terminates Mr. Weening's employment for any reason other than death or disability or for cause or Mr. Weening terminates his employment for good reason, Mr. Weening will be paid the same amount as if he were terminated without cause if no change of control had occurred and all unvested time vested options and performance options will vest.

         Mr. Dickey serves as Executive Vice Chairman of the Company under an employment agreement with the Company. Under the terms of Mr. Dickey's employment agreement he is entitled to receive an annual base salary of $300,000. Such base salary will increase by 5.0% during each year of the term of the employment agreement, subject to merit increases, as the Compensation Committee deems appropriate. The agreement provides that Mr. Dickey may receive a bonus of up to 50% of his base salary, with bonus targets to be based on budgeted Broadcast Cash Flow as determined by the Compensation Committee. Mr. Dickey's employment agreement has a three-year term, which automatically extends each year for one additional year, subject to non-renewal.

         The terms of the agreement also provide that upon the death or disability of Mr. Dickey, the Company shall continue to pay Mr. Dickey's base salary for the twelve-month period immediately following such event, all unvested time vested options will vest and the Company will continue to provide benefits to Mr. Dickey and his dependents for twelve months. In addition, if (i) the death or disability occurs after the mid-point of a particular vesting year and (ii) the fair market value of the Class A Common Stock as of the date of such death or disability equals or exceeds the exercise price per share of the performance options scheduled to vest at the end of such vesting year, such performance options will vest.

         The agreement also provides that in the event Mr. Dickey is terminated by the Company without cause or terminates his employment for good reason, the Company will pay to Mr. Dickey an amount equal to the greater of (i) the base salary owed to Mr. Dickey for the remainder of the term of the agreement and
(ii) one times annual base salary in effect as of the date of termination plus the last bonus received by Mr. Dickey and all unvested time vested options will vest. In addition, the fair market value of the Class A Common Stock as of the date of such termination equals or exceeds the exercise price per share of the unvested performance options, such performance options will vest. Further, if the cumulative total return of the Class A Common Stock from July 1, 1998 to the date of termination exceeds the total return of a peer group of companies, the performance options will vest. Such performance options that become vested shall remain exercisable until 90 days following the date that such performance options would otherwise have become vested and exercisable. If, within the one-year period following a change of control, the Company terminates Mr. Dickey's employment for any reason other than death or disability or for cause, or Mr. Dickey terminates his employment for good reason, Mr. Dickey will be paid the same amount as if he were terminated without cause if no change of control had occurred and all unvested time vested options and performance options will vest.

         Mr. Bungeroth serves as President and Chief Executive Officer of the Company and President and Chief Executive Officer of Cumulus Broadcasting, Inc. under an employment agreement with the Company. Under the terms of Mr. Bungeroth's employment agreement, he is entitled to receive an annual base salary of $275,000 and is eligible to receive a bonus of up to 50% of his annual base salary based on goals agreed upon by Mr. Bungeroth and the Company's Board of Directors.

         Mr. Bonick is a party to an employment agreement with the Company, pursuant to which he serves as Vice President and Chief Financial Officer of the Company and Cumulus Broadcasting, Inc. Under the terms of Mr. Bonick's employment agreement, he is entitled to receive an annual base salary of $250,000 and is eligible to receive a bonus of up to 50% of his annual base salary based on goals agreed upon by Mr. Bonick and the Company's Board of Directors.

OPTION GRANTS FOR THE TWELVE MONTHS ENDING DECEMBER 31, 1998

         The following table sets forth information regarding options to purchase Common Stock granted by the Company to the Executive Chairman and the other executive officers named in the Summary Compensation Table during the 1998 calendar year:


                               NUMBER OF         % OF TOTAL OPTIONS
                               SECURITIES            GRANTED TO         EXERCISE OR
                           UNDERLYING OPTIONS    EMPLOYEES IN FISCAL     BASE PRICE      EXPIRATION      GRANT DATE
          NAME                  GRANTED                 YEAR             PER SHARE          DATE       PRESENT VALUE
          ----                  -------                 ----             ---------          ----       -------------
                                                                                                            (1)
Richard W. Weening
  Group #1                      312,715                 9.95%              $14.00      June 22, 2008   $2,040,465
  Group #2                      312,715                 9.95%               (2)        June 22, 2008   $1,823,128
  Group #3                      375,260                11.94%               (2)        June 22, 2008   $2,191,518
Lewis W. Dickey, Jr.
  Group #1                      312,715                 9.95%              $14.00      June 22, 2008   $2,040,465
  Group #2                      312,715                 9.95%               (2)        June 22, 2008   $1,823,128
  Group  #3                     375,260                11.94%               (2)        June 22, 2008   $2,191,518
William M. Bungeroth            235,000                 7.48%              $14.00      June 22, 2008   $1,688,710
Richard J. Bonick, Jr.           36,620                 1.17%              $14.00      June 22, 2008   $  263,151
John Dickey                     152,708                 4.86%              $14.00      June 22, 2008   $1,097,360

(1) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.00% for all years; expected volatility of 65.59%; risk-free interest rate of 4.73%; and expected life of four years for the Executive Stock Incentive Plan and five years for the 1998 Stock Incentive Plan.

(2) Stock options under the Executive Plan were granted on July 1, 1998 and are divided into three groups. Group 1 consists of time vested options with an exercise price equal to $14.00 per share and vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances as described under "Employment Agreements"). Group 2 and Group 3 also consist of time-vested options which vest in four equal annual installments on July 1, 1999, July 1, 2000, July 1, 2001 and July 1, 2002 (subject to accelerated vesting in certain circumstances as described below under "Employment Agreements"). The first installment of both the Group 2 options and Group 3 options are exercisable at a price of $14.00 per share on July 1, 1999 and subsequent installments are exercisable at a price 15% (or 20% in the case of Group 3 options) greater than the prior year's exercise price for each of the next three years. All options vest upon a change of control of the Company as described above under "Employment Agreements".


AGGREGATED OPTION EXERCISES FOR THE TWELVE MONTHS ENDING DECEMBER 31, 1998 AND YEAR-END VALUES

         The following table sets forth information concerning option exercises in the year ended December 31, 1998 by the Company's Executive Chairman and the other executive officers named in the Summary Compensation Table, and the value of each such executive officer's unexercised options at December 31, 1998.


                                                       NUMBER OF SECURITIES
                                                      UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                   OPTIONS AT DECEMBER 31, 1998     IN-THE-MONEY OPTIONS AT
                                                               (#)                 DECEMBER 31, 1998 ($) (1)
                             SHARES       VALUE
                            ACQUIRED    REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                               ON       --------   -----------    -------------   -----------   -------------
                            EXERCISE
                            --------
Richard W. Weening              0          $0            0           1,000,690          $0      $1,272,363 (2)
Lewis W. Dickey, Jr.            0          $0            0           1,000,690          $0      $1,272,363 (2)
William M. Bungeroth            0          $0            0             235,000          $0            $616,875
Richard J. Bonick, Jr.          0          $0            0              36,620          $0             $96,128
John Dickey                     0          $0            0             152,708          $0            $400,858

(1) Based upon a per share price for Common Stock of $16.625. This price represents the closing price for the Common Stock on the NASDAQ National Market System on December 31, 1998.

(2) Represents the value of 484,710 in-the-money options for each individual, respectively, at December 31, 1998.


NON-EMPLOYEE DIRECTOR COMPENSATION

         Directors of the Company who are not employees receive a fee of $1,000 for each Board meeting which they attend, plus out-of-pocket expenses incurred in connection with attendance at each such meeting. In addition, upon the later of completion of the Company's initial public offering in June 1998 or election to the Board, each non-employee director received options to purchase a total of 30,000 shares of Class A Common Stock. Such options will be exercisable at the fair market value of the Class A Common Stock at the date of grant. These options will vest 20% per year with each option being fully exercisable five years from the date of grant.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee was established after completion of the Company's initial public offering in June 1998. The Compensation Committee consists of Mr. Robert J. Sheridan, III (Chairman) and Mr. Ralph B. Everett, neither of whom is an officer or employee of the Company or any of the Company's subsidiaries. The Compensation Committee is responsible for making recommendations to the Board concerning the compensation levels of the executive officers of the Company. The Compensation Committee also administers the Company's 1998 Stock Incentive Plan and Executive Stock Incentive Plan and determines awards to be made under such plan to the Company's executive officers and to other eligible individuals. The Compensation Committee reviews compensation programs for executive officers annually.

With respect to 1998, virtually all of the compensation decisions for executive officers were made by the Company's Board of Directors prior to the completion of the initial public offering.

Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm's Federal Legislative Practice Group. The Company also engages the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 30th day of April 1999.

                                Cumulus Media Inc.



                                By:  /s/  Richard J. Bonick, Jr.
                                     -------------------------------------
                                     Richard J. Bonick, Jr.
                                     Vice President and Chief Financial Officer