Form 10-Q
period 1999-03-31
CUMULUS MEDIA INC
filed 1999-05-17
CIK 1058623

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-Q

 XI QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 1999.

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the Transition period from               to
                                         -------------    ------------

                        Commission File Number 000-24525

                               CUMULUS MEDIA INC.

             (Exact Name of Registrant as Specified in Its Charter)

                         Illinois                            36-4159663

             (State or Other Jurisdiction of              (I.R.S. Employer
             Incorporation or Organization)              Identification No.)

    111 E. Kilbourn Ave., Suite 2700, Milwaukee, WI           53202

      (Address of Principal Executive Offices)              (Zip Code)

                                 (414) 615-2800

               Registrant's Telephone Number, Including Area Code:

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No [ ]

       As of April 30, 1999, the registrant had outstanding 19,737,197 shares of common stock consisting of (i) 8,700,504 shares of Class A Common Stock; (ii) 8,660,416 shares of Class B Common Stock; and (iii) 2,376,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Consolidated Balance Sheets as of March 31, 1999 and December 31,
           1998

           Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998

           Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998

           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3     Quantitative and Qualitative Disclosures About Market Risk.

PART II. OTHER INFORMATION

Item 1     Legal Proceedings

Item 2     Changes in Securities and Use of Proceeds

Item 3     Defaults Upon Senior Securities

Item 4     Submission of Matters to a Vote of Security Holders

Item 5     Other Information

Item 6     Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements

Cumulus Media Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for share data)
(Unaudited)

                                                March 31,       December 31,
                                                  1999             1998

                  Assets

Current assets:
   Cash and cash equivalents                    $ 12,688         $ 24,885
   Accounts receivable, less allowance for
     doubtful accounts of  $1,167 and
     $895 respectively                            29,252           28,056
   Prepaid expenses and other current assets       4,405            2,808
                                                --------         --------

       Total current assets                       46,345           55,749

Property and equipment, net                       46,336           41,438
Intangible assets, net                           424,067          404,220
Other assets                                      16,978           16,224
                                                --------         --------

       Total assets                             $533,726         $517,631
                                                ========         ========


     Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses        $ 14,030         $ 19,028
   Current portion of long-term debt                  20               20
   Other current liabilities                         768              768
                                                --------         --------
       Total current liabilities                  14,818           19,816

Long-term debt                                   252,743          222,747
Other liabilities                                  2,310            1,118
Deferred income taxes                             15,074           15,074
                                                --------         --------
       Total liabilities                         284,945          258,755
                                                --------         --------

Series A Cumulative Exchangeable Redeemable
   Preferred Stock due 2009, Stated
   value $1,000 per share, 133,741 and
   129,286 shares issued and outstanding,
   respectively                                  138,286          133,741
                                                --------         --------

   Commitments and contingencies (Note 6)

Stockholders' equity:
   Class A common stock, par value $.01
     per share; 50,000,000 shares authorized;
     8,700,504 shares outstanding                     87               87
   Class B common stock, par value $.01
     per share; 20,000,000 shares authorized;
     8,660,416 shares outstanding                     87               87
   Class C common stock, par value $.01
     per share; 30,000,000 shares authorized;
     2,376,277 shares outstanding                     24               24
   Additional paid-in-capital                    137,665          142,211
   Accumulated other comprehensive income              5                5
   Accumulated deficit                           (27,373)         (17,279)
                                                --------         --------
       Total stockholders' equity                110,495          125,135
                                                --------         --------
       Total liabilities and
         stockholders' equity                   $533,726         $517,631
                                                ========         ========

           See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc.
Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(Unaudited)


                                              Three Months    Three Months
                                                 Ended            Ended
                                            March 31, 1999   March 31, 1998

Revenues                                        $ 34,495         $ 13,787
Less: agency commissions                          (2,580)          (1,287)
                                                --------         --------
      Net revenues                                31,915           12,500

Operating expenses:
  Station operating expenses, excluding
     depreciation and amortization                26,870           10,904
  Depreciation and amortization                    7,584            2,748
Corporate general and administrative               1,674              961
                                                --------         --------
Operating expenses                                36,128           14,613
                                                --------         --------
   Operating income (loss)                        (4,213)          (2,113)
                                                --------         --------
Nonoperating income (expense):
    Interest expense                              (6,020)          (1,516)
    Interest income                                  139              142
    Other income (expense), net                       --               (6)
                                                --------         --------
      Nonoperating expenses, net                  (5,881)          (1,380)
                                                --------         --------
Loss before income taxes                         (10,094)          (3,493)
Income tax expense                                    --               --
                                                --------         --------
Loss before extraordinary item                   (10,094)          (3,493)
Extraordinary loss on early
   extinguishment of debt                             --           (1,837)
Net loss                                         (10,094)          (5,330)
Preferred stock dividend and accretion
   of discount                                     4,545              842
                                                --------         --------
Net loss attributable to common stockholders    $(14,639)        $ (6,172)
                                                ========         ========

Basic and diluted loss per share                $   (.74)        $   (.49)
                                                --------         --------
Weighted average common shares outstanding        19,737           12,509
                                                ========         ========

           See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

                                              Three Months     Three Months
                                                  Ended            Ended
                                             March 31, 1999  March 31, 1998

Cash flows from operating activities:
Net loss                                        $(10,094)        $ (5,330)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Extraordinary loss on early
       extinguishment of debt                         --            1,837
    Depreciation                                   1,617              472
    Amortization of goodwill, intangible
       assets and other assets                     5,701            1,652
Changes in assets and liabilities, net of
    effects of acquisitions:
    Accounts receivable                           (1,196)          (4,997)
    Prepaid expenses and other current assets     (1,597)          (1,299)
    Accounts payable and accrued expenses         (5,278)           4,654
    Other assets                                     (99)          (1,211)
    Other liabilities                               (107)            (367)
                                                ---------        --------
       Net cash used in operating activities     (11,053)          (4,589)
                                                ---------        --------


Cash flows from investing activities:
   Acquisitions                                  (26,899)         (67,224)
   Escrow deposits on pending acquisitions          (401)         (10,523)
   Capital expenditures                           (3,215)          (1,114)
   Other                                            (624)            (292)
                                                --------         --------
       Net cash used in investing activities     (31,139)         (79,153)
                                                --------         --------

Cash flows from financing activities:
   Proceeds from revolving line of credit         30,000          143,000
   Payments on revolving line of credit               --          (65,535)
   Payments on promissory notes                       (5)              (2)
   Proceeds from issuance of preferred stock          --           16,250
   Proceeds from issuance of common stock             --           14,985
   Payments for debt issuance costs                   --           (3,113)
                                                --------         --------
       Net cash provided by
         financing activities                     29,995          105,585
                                                --------         --------
(Decrease)increase in cash and cash
   equivalents                                   (12,197)          21,843
Cash and cash equivalents at beginning
   of period                                    $ 24,885         $  1,573
Cash and cash equivalents at end of period      $ 12,688         $ 23,416

Non-cash operating and financing activities:
   Trade revenue                                $  2,198         $    912
   Trade expense                                   2,199              912
   Assets acquired through notes payable           1,380              936



           See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)



1. Interim financial data


The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 1999.


2. Recent Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for the Costs of Start-Up Activities." SOP 98-5, effective for 1999, requires organization costs to be expensed as incurred. The Company's adoption of SOP 98-5 in the first quarter of 1999 had an immaterial effect on the results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not engaged in any derivative or hedging transactions. As a result, we do not anticipate that the adoption of the this new Statement will have a significant effect on our earnings or financial position. Statement 133 is required to be adopted in years beginning after June 15, 1999.


3. Acquisitions:

During the quarter ended March 31, 1999, the Company completed 8 acquisitions of radio stations for a total purchase price of $28.3 million plus various other direct acquisition costs.

Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

     Property and equipment                     $  3,301
     Intangible assets                            24,978
                                                --------
                                                $ 28,279
                                                ========

The unaudited consolidated condensed pro forma results of operations data for the three months ended March 31, 1999 and 1998, as if all acquisitions completed during 1998 and during the first quarter of 1999 occurred at January 1, 1998, follow:

                                                   Three Months Ended
                                                   ------------------
                                                March 31,         March 31,
                                                  1999             1998
                                                  ----             ----

     Net revenues                                 32,302           28,241
     Operating loss                               (4,492)          (6,346)
     Net loss                                    (10,704)         (12,558)
     Net loss attributable to common
       stockholders                              (15,249)         (17,103)
                                                ========         ========
     Basic and diluted loss per common
       share(in dollars)                           (0.77)           (0.87)


     Escrow funds of approximately $3.7 million paid by the Company in connection with pending acquisitions as of March 31, 1999 have been classified as other assets at March 31, 1999 in the accompanying consolidated balance sheet.


     At March 31, 1999 the Company operated 36 stations under local marketing agreements ("LMA"). The statement of operations for the quarter ended March 31, 1999 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through March 31, 1999.

4. Guarantor's Financial Information

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

The following tables provide consolidating condensed financial information pertaining to the Company and the Guarantor Subsidiaries. The Company has not presented separate financial statements for the Guarantor Subsidiaries because management does not believe that such information is material to investors.


                                             As of March 31, 1999
                                             --------------------
                                                  (Unaudited)
                                           Guarantor                  Total
                               Parent    Subsidiaries Eliminations Consolidated
                              --------   ------------ ------------ ------------

Cash and cash equivalents     $ (5,970)   $ 18,658     $      --     $ 12,688
Accounts receivable, net            --      29,252            --       29,252
Prepaid expenses and other
 currents assets                 2,308       2,097            --        4,405
                              --------    --------     ---------     --------
     Total current assets       (3,662)     50,007            --       46,345

Property and equipment, net      1,610      44,726            --       46,336
Investment in subsidiaries     472,357          --      (472,357)          --
Intangible assets, net              --     424,067            --      424,067
Other assets                    36,777       4,804       (24,603)      16,978
                              --------    --------     ---------     --------

Total assets                  $507,082    $523,604     $(496,960)    $533,726
                              ========    ========     =========     ========

Accounts payable              $  5,223    $  8,807     $      --     $ 14,030
Current portion of LTD              20          --            --           20
Other current liabilities          768          --            --          768
                              --------    --------     ---------     --------
     Total current liabilities   6,011       8,807            --       14,818

Long-term debt, excluding
 current portion               252,743          --            --      252,743
Other liabilities                5,394      21,519       (24,603)       2,310
Deferred income taxes               --      15,074            --       15,074
                              --------    --------     ---------     --------
Total liabilities              264,148      45,400       (24,603)     284,945
                              --------    --------     ---------     --------
Preferred stock                138,286          --            --      138,286
                              --------    --------     ---------     --------

Stockholders' equity           104,648     478,204      (472,357)     110,495
                              --------    --------     ---------     --------

Total liabilities and
   stockholders' equity       $507,082    $523,604     $(496,960)    $533,726
                              ========    ========     =========     ========

                                 For the Three Months Ended March 31, 1999
                                 -----------------------------------------
                                               (Unaudited)
                                           Guarantor                  Total
                               Parent    Subsidiaries Eliminations Consolidated
                               ------    ------------ ------------ ------------
Revenues                      $     --    $ 34,495     $      --     $ 34,495
Less: agency commissions            --      (2,580)           --       (2,580)
                              --------    --------     ---------     --------
  Net revenues                      --      31,915            --       31,915

Operating expenses:
Station operating expenses,
  excluding depreciation
  and amortization                  --      26,870            --       26,870
Depreciation and amortization      137       7,447            --        7,584
Corporate G&A expenses           1,674          --            --        1,674
                              --------    --------     ---------     --------
Operating expenses               1,811      34,317            --       36,128
                              --------    --------     ---------     --------
Operating income (loss)         (1,811)     (2,402)           --       (4,213)
                              --------    --------     ---------     --------

Interest (expense)              (6,005)        (15)           --       (6,020)
Interest income                    139          --            --          139
Other income (expense)              --          --            --           --
                              --------    --------     ---------     --------
Non operating expenses, net     (5,866)        (15)           --       (5,881)
                              --------    --------     ---------     --------
Income (loss) before
  income taxes                  (7,677)     (2,417)           --      (10,094)
Income tax expense                  --          --            --           --
                              --------    --------     ---------     --------
Income (loss) before
  extraordinary item            (7,677)     (2,417)           --      (10,094)
Extraordinary (loss)                --          --            --           --
                              --------    --------     ---------     --------
Net loss before equity
  adjustment                    (7,677)     (2,417)           --      (10,094)
Equity income (loss) in
  subsidiaries                  (2,417)         --         2,417           --
                              --------    --------     ---------     --------
Net loss                       (10,094)     (2,417)        2,417      (10,094)
Preferred stock dividend         4,545          --            --        4,545
                              --------    --------     ---------     --------
Net income (loss)
  attributable to common
  stockholders                $(14,639)   $ (2,417)    $   2,417     $(14,639)
                              ========    ========     =========     ========

                                 For the Three Months Ended March 31, 1999
                                 -----------------------------------------
                                               (Unaudited)
                                           Guarantor     Total
                               Parent    Subsidiaries Eliminations Consolidated
                               ------    ------------ ------------ ------------

Cash flows from operating
activities:
Net loss                      $ (7,677)   $ (2,417)    $      --     $(10,094)
Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
  Depreciation                      46       1,571            --        1,617
  Amortization                     370       5,331            --        5,701
Changes in assets and
  liabilities, net of
  effect of acquisitions:
  Accounts receivable               --      (1,196)           --       (1,196)
  Prepaid expenses and other
     current assets             (1,560)        (37)           --       (1,597)
  Accounts payable and
     accrued expenses           (5,521)        243            --       (5,278)
  Other assets                  (3,956)     (1,034)        4,891          (99)
  Other liabilities                586       4,198        (4,891)        (107)
                              --------    --------     ---------     --------
Net cash (used in) provided
   by operating activities     (17,712)      6,659            --      (11,053)
                              --------    --------     ---------     --------

Cash flows from investing
activities:
 Acquisitions                       --     (26,899)           --      (26,899)
 Investment in subsidiaries    (26,899)         --        26,899           --
 Escrow deposits on
   pending acquisitions           (401)         --            --         (401)
 Capital expenditures             (468)     (2,747)           --       (3,215)
 Other                            (624)         --            --         (624)
                              --------    --------     ---------     --------
Net cash used by
   investing activities        (28,392)    (29,646)       26,899      (31,139)

Cash flows from financing
activities:
 Contribution from parent           --      26,899       (26,899)          --
 Proceeds from revolving
   line of credit               30,000          --            --       30,000
Payments on promissory notes        (5)         --            --           (5)
                              --------    --------     ---------     --------
Net cash provided by
   financing activities         29,995      26,899       (26,899)      29,995
                              --------    --------     ---------     --------
  (Decrease)increase in cash
     and cash equivalents      (16,109)      3,912            --      (12,197)
  Cash and cash equivalents
     at beginning of period   $ 10,139    $ 14,746     $      --     $ 24,885

  Cash and cash equivalents
     at end of period         $ (5,970)   $ 18,658     $      --     $ 12,688

                                           As of December 31, 1998
                                           -----------------------
                                                 (Unaudited)
                                           Guarantor                  Total
                               Parent    Subsidiaries Eliminations Consolidated
                               ------    ------------ ------------ ------------
Cash and cash equivalents     $ 10,139    $ 14,746     $      --     $ 24,885
Accounts receivable, net            --      28,056            --       28,056
Prepaid expenses and other
 currents assets                   749       2,059            --        2,808
                              --------    --------     ---------     --------
     Total current assets       10,888      44,861            --       55,749

Property and equipment, net      1,188      40,250            --       41,438
Investment in subsidiaries...  444,078          --      (444,078)          --
Intangible assets, net              --     404,220            --      404,220
Other assets                    32,166       3,775       (19,717)      16,224
                              --------    --------     ---------     --------

Total assets                  $488,320    $493,106     $(463,795)    $517,631
                              ========    ========     =========     ========

Accounts payable              $ 10,659    $  8,370     $      (1)    $ 19,028
Current portion of LTD              20          --            --           20
Other current liabilities          768          --            --          768
                              --------    --------     ---------     --------
     Total current
       liabilities              11,447       8,370            (1)      19,816

Long-term debt, excluding
   current portion             222,747          --            --      222,747
Other liabilities                3,513      17,322       (19,717)       1,118
Deferred income taxes               --      15,074            --       15,074
                              --------    --------     ---------     --------
Total liabilities              237,707      40,766       (19,718)     258,755
                              --------    --------     ---------     --------
Preferred stock                133,741          --            --      133,741
                              --------    --------     ---------     --------
Stockholders' equity           116,872     452,340      (444,077)     125,135
                              --------    --------     ---------     --------
Total liabilities and
   stockholders' equity       $488,320    $493,106     $(463,795)    $517,631
                              ========    ========     =========     ========

                                  For the Three Months Ended March 31, 1998
                                  -----------------------------------------
                                                (Unaudited)
                                           Guarantor                  Total
                               Parent    Subsidiaries Eliminations Consolidated
                               ------    ------------ ------------ ------------
Revenues                      $     --    $ 13,787     $      --     $ 13,787
Less: agency commissions            --      (1,287)           --       (1,287)
                              --------    --------     ---------     --------
  Net revenues                      --      12,500            --       12,500

Operating expenses:
Station operating expenses,
  excluding depreciation
  and amortization                  --      10,904            --       10,904
Depreciation and amortization       79       2,669            --        2,748
Corporate general and
  administrative expenses          961          --            --          961
                              --------    --------     ---------     --------
Operating expenses               1,040      13,573            --       14,613
                              --------    --------     ---------     --------
Operating income (loss)         (1,040)     (1,073)           --       (2,113)
                              --------    --------     ---------     --------

Interest (expense)              (1,509)         (7)           --       (1,516)
Interest income                    142          --            --          142
Other income (expense)              --          (6)           --           (6)
                              --------    --------     ---------     --------
Non operating expenses, net     (1,367)        (13)           --       (1,380)
                              --------    --------     ---------     --------
Income (loss) before
   income taxes                 (2,407)     (1,086)           --       (3,493)
Income tax expense                  --          --            --           --
                              --------    --------     ---------     --------
Income (loss) before
   extraordinary item           (2,407)     (1,086)           --       (3,493)
Extraordinary (loss)            (1,837)         --            --       (1,837)
                              --------    --------     ---------     --------
Net loss before equity
   adjustment                   (4,244)     (1,086)           --       (5,330)
Equity income (loss) in
   subsidiaries                 (1,086)         --         1,086           --
                              --------    --------     ---------     --------
Net loss                        (5,330)     (1,086)        1,086       (5,330)
Preferred stock dividend           842          --            --          842
                              --------    --------     ---------     --------
Net income (loss)
   attributable to common
   stockholders               $ (6,172)   $ (1,086)    $   1,086     $ (6,172)
                              ========    ========     =========     ========

                                 For the Three Months Ended March 31, 1998
                                 -----------------------------------------
                                               (Unaudited)
                                           Guarantor     Total
                               Parent    Subsidiaries Eliminations Consolidated
                               ------    ------------ ------------ ------------
Cash flows from operating
activities:
Net loss                      $ (4,249)   $ (1,081)    $      --     $ (5,330)
Adjustments to reconcile
   net loss to net cash
   provided by operating
   activities:
   Extraordinary loss on
     early extinguishment
     of debt                     1,837          --            --        1,837
   Depreciation                     15         457            --          472
   Amortization                     39       1,613            --        1,652
Changes in assets and
   liabilities, net of effect
   of acquisitions:
   Accounts receivable              --      (4,997)           --       (4,997)
   Prepaid expenses and
     other current assets         (654)       (645)           --       (1,299)
   Accounts payable and
     accrued expenses              194       4,460            --        4,654
   Other assets                 (1,211)         --            --       (1,211)
   Other liabilities               (25)       (342)           --        (367)
                              --------    --------     ---------     --------
Net cash (used in) provided
   by operating activities      (4,054)       (535)           --       (4,589)
                              --------    --------     ---------     --------

Cash flows from investing
activities:
   Acquisitions                     --     (67,224)           --      (67,224)
   Investment in subsidiaries  (67,224)         --        67,224           --
   Escrow deposits on
     pending acquisitions      (10,523)         --            --      (10,523)
   Capital expenditures           (273)       (841)           --       (1,114)
   Other                          (292)         --            --         (292)
                              --------    --------     ---------     --------
Net cash used by investing
activities                     (78,312)    (68,065)       67,224      (79,153)

Cash flows from financing
activities:
   Contribution from parent         --      67,224       (67,224)          --
   Proceeds from revolving
     line of credit            143,000          --            --      143,000
   Payments on revolving
     line of credit            (65,535)         --            --      (65,535)
   Proceeds from sale of
     senior subordinated notes
   Payments on promissory
     notes                          (2)         --            --          (2)
   Proceeds from issuance
     of preferred stock         16,250          --            --       16,250
   Proceeds from issuance of
     common stock               14,985          --            --       14,985
   Payments for debt
     issuance costs             (3,113)         --            --       (3,113)
                              --------    --------     ---------     --------
Net cash provided by
financing activities           105,585      67,224       (67,224)     105,585
                              --------    --------     ---------     --------
   Increase(decrease) in
     cash and cash
     equivalents                23,219      (1,376)           --       21,843
   Cash and cash equivalents
     at beginning of period   $ (1,077)   $  2,650     $      --     $  1,573

   Cash and cash equivalents
     at end of period         $ 22,142    $  1,274     $      --     $ 23,416

5. Earnings Per Share

     The following table sets forth the computation of basic loss per share for the periods ended March 31, 1999 and 1998. In order to reflect the initial public offering on July 1, 1998, the weighted average number of shares outstanding for the three months ended March 31, 1998 were determined after giving effect to the exchange of the Company's shares by Cumulus Media, LLC for the initial public offering.


                                                          1999         1998
                                                          ----         ----
Numerator:
     Net loss before extraordinary item                 ($10,094)       3,493)
     Preferred stock dividend                             (4,545)        (842)
     Accretion of preferred stock discount                    --           --
     Numerator for basic earnings per share - income          --           --
                                                       ---------     --------
        Available for common stockholders               ($14,639)     ($4,335)

Denominator:
     Denominator for basic earnings per
        share - weighted- Average shares after
        giving effect to initial public
        Offering                                          19,737       12,509
                                                       ---------     --------

     Net loss per common share - before
        extraordinary item                             ($   1.70)    ($  0.35)

     Extraordinary item                                       --        (0.14)
                                                       ---------     --------
     Net loss per common share                         ($   1.70)    ($  0.49)
                                                       =========     ========

     During fiscal 1998 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At March 31, 1999 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock               1,120,745
Options to purchase class C common stock               2,001,380

Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.


6. Commitments and Contingencies

The Company is a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

As of March 31, 1999 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company can not consummate these acquisitions because of a breach of contract, the Company may be liable for five percent of the purchase price, as defined by the agreements.


7. Subsequent Events

Subsequent to March 31, 1999 the Company completed acquisitions of a total of 5 radio stations located in 2 separate markets for an aggregate purchase price of approximately $6.2 million. These transactions will be accounted for by the purchase method of accounting. The Company intends to execute a supplemental indenture pursuant to which any subsidiaries acquired in these transactions would become Guarantor Subsidiaries.

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

The Company's results of operations from period to period are not historically comparable due to the impact of the various acquisitions and dispositions that the Company has since completed.

As of March 31, 1999, the Company owns and operates, operates, provides programming to or sells advertising on behalf of 216 radio stations located in 41 U.S. markets. Following completion of all of its pending acquisitions, the Company will own and operate, provide programming to or sell advertising on behalf of 232 radio stations located in 44 U.S. markets. The Company anticipates that it will consummate the pending acquisitions, however the closing of each such acquisition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control. No assurances can be given that the regulatory approval will be received or that the Company will complete the pending acquisitions on a timely basis, if at all.

In the following analysis, management discusses broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income (loss) before depreciation, amortization, corporate expenses and noncash compensation expense. EBITDA consists of operating income (loss) before depreciation, amortization and noncash compensation expense. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, they should not be considered in isolation, or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three ended March 31, 1999 and 1998.

                                                For the Three   For the Three
                                                Months Ended     Months Ended
                                               March 31, 1999   March 31, 1998

OPERATING DATA:
Net broadcast revenue                           $    31,915     $   12,500
Stations operating expenses
     Excluding depreciation & amortization           26,870         10,904
Depreciation and amortization                         7,584          2,748
Corporate expenses                                    1,674            961
   Operating (loss)                                  (4,213)        (2,113)
Interest expense (net)                               (5,881)        (1,380)
Net income (loss) attributable to common stock      (14,639)        (6,172)
OTHER DATA:
Broadcast cash flow (1)                               5,045          1,596
Broadcast cash flow margin                             15.8%          12.8%
    EBITDA
        (before noncash compensation expense)(2)      3,371            635
   Cash flows related to:
        Operating activities                        (11,053)        (4,589)
        Investing activities                        (31,139)       (79,153)
        Financing activities                         29,995        105,585
   Capital expenditures                         $     3,215     $    1,114

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

(2) EBITDA consists of operating income (loss) before depreciation, amortization, and noncash stock compensation expense. Although EBITDA (before noncash stock compensation expense) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before noncash stock compensation expense), is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.


THREE MONTHS ENDED MARCH 31, 1999
COMPARED TO THREE MONTHS ENDED MARCH 31, 1998


Net Broadcast Revenue. Net broadcast revenue increased $19.4 million to $31.9 million for the three months ended March 31, 1999 from $12.5 million for the three month period ending March 31, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMA's entered into during fiscal 1998, as well as the sale of incremental advertising time, primarily to local advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the first quarter of 1998 (defined as the 80 stations owned or operated in 14 U.S. markets), net revenue increased $2.6 million or 22.6% to $14.3 million for the three months ended March 31, 1999, compared to the prior year's three months ended March 31, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

Based on the 195 stations owned or operated as of January 1, 1999, net revenue increased $4.4 million to $30.7 million for the three month period ended March 31, 1999 from the proforma $26.2 million for the three month period ended March 31, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $16.0 million to $26.9 million for the three months ended March 31, 1999 from $10.9 million for the three month period ended March 31, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMA's entered into during fiscal 1998.

Corporate Expenses. As a result of the factors described above, and due to certain personnel additions and recruiting expenses incurred during the second half of 1998, corporate expenses increased $0.7 million to $1.7 million for the three months ended March 31, 1999.

Other Operating Expenses. Depreciation and amortization increased $4.8 million to $7.6 million for the three months ended March 31, 1999 from $2.7 million for the period ended March 31, 1998 primarily due to the impact of various acquisitions consummated during fiscal 1998.

Other Expense (Income). Interest expense, net of interest income, increased from $1.4 million during the three months ended March 31, 1998 to $5.9 million for the three months ended March 31, 1999 primarily due to (i) additional borrowings under the Company's term loan facility to finance acquisitions and (ii) the issuance of the 10 3/8% Senior Subordinated Notes on July 1, 1998 in connection with the Company's initial public offering.

Net Income (Loss) Attributable to Common Stock. As a result of the factors described above and the accrual of dividends on the Company's issued and outstanding preferred stock; net loss attributable to common stock increased $8.5 million to $14.6 million for the three months ended March 31, 1999 from $6.2 million for the three month period ended March 31, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $3.4 million to $5.0 million for the three months ended March 31, 1999 from $1.6 million for the three month period ended March 31, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMA's entered into during fiscal 1998, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 15.8% for the three months ended March 31, 1999.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $2.7 million to $3.4 million for the three months ended March 31, 1999 from $0.6 million for the three month period ended March 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES


For the three months ended March 31, 1999, net cash used in operations increased $6.5 million to $11.1 million from net cash used in operations of $4.6 million for the three month period ended March 31, 1998, primarily due to the investment in working capital and other current assets made in connection with acquisitions completed during fiscal 1998.

Net cash used in investing activities decreased $48.0 million to $31.1 million from $79.2 million in the three month period ended March 31, 1998, primarily due to less acquisition activity during the first quarter of 1999 as compared with the same period in fiscal 1998.

For the three months ended March 31, 1999, net cash provided from financing activities was $30.0 million compared to $105.6 million during the three month period ended March 31, 1998. The level of financing activity during the three month period ended March 31, 1998 was the result of initial borrowings under the Company's credit facility as well as capital contributions from Cumulus Media, LLC, the Company's immediate parent prior to the consummation of the offerings.

In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures. Management believes that cash from operating activities and revolving loans under the Company's credit facility should be sufficient to permit the Company to fund its operations for at least the next 12 months, although additional capital resources may be required in connection with the Company's acquisition plan. The Company is currently reviewing its capital needs and researching various financing alternatives.

Subsequent to March 31, 1999, the Company completed acquisitions of 5 radio stations in 2 separate markets for an aggregate purchase price of approximately $6.2 million. These transactions will be accounted for by the purchase method of accounting.

The Company has also entered into various agreements to acquire 49 stations in 17 markets for an aggregate purchase price of approximately $114.7 million.

The Company's senior credit facility, as amended most recently as of April 14, 1999 and May 5, 1999 (the "Credit Facility"), provides for a revolving credit line of $25.0 million until March 2, 2006, and 2 eight-year term loan facilities of $62.5 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of term loan facility upon the closing of the offerings on July 2, 1998. In addition, during the first quarter of 1999, the Company drew down an additional $30.0 million in term facility. The proceeds of the borrowings under the Credit Facility have been used to finance acquisitions and repay the Company's outstanding indebtedness under its previous credit facility, and to secure outstanding letters of credit issued under its previous credit facility.

As of the filing date, the Company was in negotiations with its existing lender regarding a new credit facility. In connection with these negotiations, the existing credit facility was amended to modify certain restrictive financial and operating covenants. The Company expects to have negotiations for a new credit facility concluded by June 30, 1999.

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

Both revolving credit and term loan borrowings under the Credit Facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of the Credit Facility) plus a margin ranging between 0.50% to 1.75% or the Eurodollar Rate (as defined under the terms of the credit facility) plus a margin ranging between 1.50 to 2.75% (in each case dependent upon the leverage ratio of the Company). As of March 31, 1999, the Company's effective interest rate on amounts outstanding under the credit facility during the quarter was 8.00%.

The revolving credit and term loan borrowings are repayable in quarterly installments beginning in 2000, subject to mandatory prepayment in certain circumstances. The scheduled annual amortization of the term loans is $2.0 million in each of the years 2000 through 2002, $10.0 million in 2003, $20.0 million in 2004, $69.0 million in 2005, and $20.0 million at maturity. The scheduled annual reduction in availability under the revolving credit loans is $7.5 million in each of the years 2003 through 2005, and $2.5 million in 2006.



RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for the Costs of Start-Up Activities." SOP 98-5, effective for 1999, requires organization costs to be expensed as incurred. The Company's adoption of SOP 98-5 in the first quarter of 1999 had an immaterial effect on the results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not engaged in any derivative or hedging transactions. As a result, we do not anticipate that the adoption of the this new Statement will have a significant effect on our earnings or financial position. Statement 133 is required to be adopted in years beginning after June 15, 1999.


YEAR 2000 RISK

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

Based on recent system evaluations, surveys, and ongoing, on-site inventories, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements or existing software and certain hardware, the Year 2000 issue can be mitigated. If such modifications and replacements are not made, or are not completed in time, the Year 2000 issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 issue involves the identification and assessment of the existing problem, plan of remediation, as well as a testing and implementation plan. To date, the Company has substantially completed the identification and assessment process, with the following significant financial and operational components identified as being affected by the Year 2000 issue:

       Computer hardware running critical financial and operational software that is not capable of recognizing a four-digit code for the applicable year.

       The Company's advertising inventory management software responsible for managing, scheduling and billing customer's broadcast advertising purchases.

       Broadcast studio equipment and software necessary to deliver radio programming.

       Corporate financial accounting and information system software

       Significant non-technical systems and equipment that may contain microcontrollers which are not Year 2000 compliant are being identified and addressed if deemed critical.

The Company has instituted the following remediation plan to address the Year 2000 issues:

       A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Year 2000 compatible computers has been instituted. As of March 31, 1999 approximately 75% of all essential computers related to broadcast or studio equipment are Year 2000 compliant. Approximately 95% of all essential financial based computers areYear 2000 compliant. The Company anticipates this replacement plan to be 100% complete by the end of the third quarter in 1999.

       Software upgrades or replacement of advertising inventory management software which is Year 2000 compliant have been planned, are in process, or have been completed as of March 31, 1999. The Company has received assurances from its software vendors that supply the Company's advertising inventory management software that this software is Year 2000 compliant with a few minor exceptions. For these non-compliant vendors, the Company will install inventory management software from a compliant vendor by the end of the third quarter of 1999. Approximately 80% of the broadcast properties have Year 2000 compliant advertising inventory management software as of March 31, 1999.

       The Company has received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the Company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment is considered to be 80% compliant as of March 31, 1999 and is anticipated to be 100% compliant by the third quarter of 1999. Financial accounting software for the broadcast segment has been replaced and is Year 2000 compliant.

While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists. The Company is currently querying other significant vendors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process is a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

In the ordinary course of business, the Company has acquired or plans to acquire the necessary Year 2000 compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and early 1999 that were planned without specific regard to the Year 2000 issue. These system enhancements resolve many Year 2000 problems and have not been delayed as a result of any additional efforts addressing the Year 2000 issue. Accordingly, these costs have not been included as part of the costs of Year 2000 remediation. However, there are several hardware and software expenditures that have been or will be incurred to specifically remediate Year 2000 non-compliance. Incremental hardware and software costs that the Company has attributed to the Year 2000 issue are estimated to be less than $1.5 million. The majority of these expenditures will have been incurred by September 30, 1999. Of this cost, approximately 10% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from our credit facility.

The Company's accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software. The Company believes that they have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June 1999 and determine whether such contingency plans are necessary.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 1999, approximately 37% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by $0.9 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


                          PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            No items to report.

Item 2.     Changes in Securities and Use of Proceeds

            No items to report.

Item 3.     Defaults upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5.     Other Information

            Not applicable.

Item 6.     Exhibits

       (a)  Exhibits

       27.1 Financial Data Schedule




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CUMULUS MEDIA INC.

Date: May 14, 1999                        By: /s/ Richard J. Bonick
                                              -------------------------------
                                              Richard J. Bonick
                                              Principal Financial and
                                              Accounting Officer