Form 10-Q
period 1999-06-30
CUMULUS MEDIA INC
filed 1999-08-13
CIK 1058623

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 1999.

 | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of July 31, 1999, the registrant had outstanding 29,401,197 shares of common stock consisting of (i) 19,393,327 shares of Class A Common Stock; (ii) 7,856,593 shares of Class B Common Stock; and (iii) 2,151,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                     INDEX

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of June 30, 1999 and December 31,
         1998

         Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999 and 1998

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

Cumulus Media Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for share data)
(Unaudited)


                                                                      June 30,       December 31,
                                                                        1999             1998
                              Assets
Current assets:
   Cash and cash equivalents                                          $  9,086         $ 24,885
   Accounts receivable, less allowance for doubtful accounts
      of $1,646 and $895 respectively                                   41,508           28,056
   Prepaid expenses and other current assets                             5,723            2,808
                                                                      --------         --------

             Total current assets                                       56,317           55,749

Property and equipment, net                                             49,228           41,438
Intangible assets, net                                                 431,113          404,220
Other assets                                                            15,808           16,224
                                                                      --------         --------

             Total assets                                             $552,466         $517,631
                                                                      ========         ========


                     Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                              $ 20,385         $ 19,028
   Current portion of long-term debt                                     1,020               20
   Other current liabilities                                               768              768
                                                                      --------         --------
                                                                        22,173           19,816
             Total current liabilities

Long-term debt                                                         267,537          222,747
Other liabilities                                                        2,243            1,118
Deferred income taxes                                                   15,074           15,074
                                                                      --------         --------

             Total liabilities                                         307,027          258,755
                                                                      --------         --------

Series A Cumulative Exchangeable Redeemable Preferred
   Stock due 2009, stated value $1,000 per share, 138,286
   and 129,286 shares issued and outstanding, respectively             143,038          133,741
                                                                      --------         --------

Commitments and contingencies (Note 7)

Stockholders' equity:
   Class A common stock, par value $.01 per share;
      50,000,000 shares authorized; 8,700,504 shares outstanding            87               87
   Class B common stock, par value $.01 per share;
      20,000,000 shares authorized; 8,660,416 shares outstanding            87               87
   Class C common stock, par value $.01 per share;
      30,000,000 shares authorized; 2,376,277 shares outstanding            24               24
   Additional paid-in-capital                                          132,913          142,211
   Accumulated other comprehensive income                                    5                5
   Accumulated deficit                                                 (30,715)         (17,279)
                                                                      --------         --------

             Total stockholder' equity                                 102,401          125,135
                                                                      --------         --------

             Total liabilities and stockholders' equity               $552,466         $517,631
                                                                      ========         ========


          See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc.
Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(Unaudited)


                                                                  Three Months Ended        Six Months Ended
                                                                        June 30                  June 30
                                                                 1999        1998            1999       1998
Revenues                                                        $ 49,746    $ 24,155        $ 84,241   $ 37,937
Less: agency commissions                                          (3,946)     (2,268)         (6,526)    (3,555)
                                                                --------    --------      ----------   --------
    Net revenues                                                  45,800      21,887          77,715     34,382

Operating expenses:
  Station operating expenses, excluding depreciation and
    amortization                                                  32,256      16,372          59,126     27,275
  Depreciation and amortization                                    8,758       4,154          16,341      6,901
Corporate general and administrative                               1,736       1,270           3,410      2,231
                                                                --------    --------      ----------   --------
Operating expenses                                                42,750      21,796          78,877     36,407
                                                                --------    --------      ----------   --------
  Operating income (loss)                                          3,050          91          (1,162)    (2,025)
                                                                --------    --------      ----------   --------

Nonoperating income (expense):
  Interest expense                                                (6,472)     (2,732)        (12,492)    (4,249)
  Interest income                                                     82         212             220        355
  Other income (expense), net                                         (2)          4              (2)        (2)
                                                                --------    --------      ----------   --------
    Nonoperating expenses, net                                    (6,392)     (2,516)        (12,274)    (3,896)
                                                                --------    --------      ----------   --------
Loss before income taxes                                          (3,342)     (2,425)        (13,436)    (5,921)
Income tax expense                                                    --         (21)             --        (21)
                                                                --------    --------      ----------   --------
Loss before extraordinary item                                    (3,342)     (2,446)        (13,436)    (5,942)
Extraordinary loss on early extinguishment of debt                    --          --              --     (1,837)
                                                                --------    --------      ----------   --------
Net loss                                                          (3,342)     (2,446)        (13,436)    (7,779)
Preferred stock dividend and accretion of discount                 4,752       1,084           9,297      1,926
                                                                --------    --------      ----------   --------
Net loss attributable to common stockholders                    $ (8,094)   $ (3,530)     $  (22,733)  $ (9,705)
                                                                ========    ========      ==========   ========
Basic and diluted loss per share                                $   (.41)   $   (.28)     $    (1.15)  $   (.78)
                                                                --------    --------        --------   --------
Weighted average common shares outstanding                        19,737      12,509          19,737     12,509
                                                                ========    ========      ==========   ========


                See Accompanying Notes to Consolidated Financial

Cumulus Media Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)


                                                                           Six Months     Six Months
                                                                             Ended          Ended
                                                                         June 30, 1999  June 30, 1998
Cash flows from operating activities:
Net loss                                                                  $  (13,436)    $   (7,779)
Adjustments to reconcile net loss to net cash
 Provided by operating activities:
    Extraordinary loss on early extinguishment of debt                            --          1,837
    Depreciation                                                               3,475          1,075
    Amortization of goodwill, intangible assets and other assets              11,817          4,030
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                      (13,494)       (14,214)
    Prepaid expenses and other current assets                                 (2,915)        (2,523)
    Accounts payable and accrued expenses                                        965          7,247
    Other assets                                                                (527)        (3,058)
    Other liabilities                                                           (174)          (382)
                                                                          ----------     ----------
         Net cash used in operating activities                               (14,289)       (13,767)
                                                                          ----------     ----------


Cash flows from investing activities:
    Acquisitions                                                             (41,933)      (103,741)
    Escrow deposits on pending acquisitions                                      180         (7,735)
    Capital expenditures                                                      (5,544)        (1,752)
    Other                                                                         (2)          (348)
                                                                          ----------     ----------
         Net cash used in investing activities                               (47,299)      (113,576)
                                                                          ----------     ----------


Cash flows from financial activities:
    Proceeds from revolving line of credit                                    45,800        175,000
    Payments on revolving line of credit                                          --        (75,535)
    Payments on promissory notes                                                (11)            (5)
    Proceeds from issuance of preferred stock                                     --         16,250
    Proceeds from issuance of common stock                                        --         15,135
    Payments for debt issuance costs                                              --         (3,208)
                                                                          ----------     ----------
          Net cash provided by financing activities                           45,789        127,637
                                                                          ----------     ----------

(Decrease) increase in cash and cash equivalents                             (15,799)           294

Cash and cash equivalents at beginning of period                          $   24,885     $    1,573

Cash and cash equivalents at end of period                                $    9,086     $   1 ,867

Non-cash operating and financing activities:
    Trade revenue                                                         $    4,717     $    2,472
    Trade expense                                                              4,724          2,449
    Assets acquired through notes payable                                      1,490          1,051


           See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Interim financial data

The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 1999.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not engaged in any derivative or hedging transactions. As a result, we do not anticipate that the adoption of this new Statement will have a significant effect on our earnings or financial position. Statement 133, as amended, is required to be adopted in years beginning after June 15, 2000.

3. Subsequent Offering

On July 25, 1999, the Company completed a follow-on public stock offering selling 9,664,000 shares of its Class A Common Stock for $22.919 per share, net of underwriter's discounts and commissions of $1.206 per share. The net proceeds of the offering were approximately $221.5 million. The Company also granted the U.S. underwriters an option, exercisable for 30 days from the completion date of the offering, to purchase up to an additional 1,449,600 shares to cover over-allotments. On August 4, 1999, the Company was informed that the underwriters had exercised this option in full. Exercise of the option will result in an additional $33.2 million in net offering proceeds to the Company. With the net proceeds from the offering, the Company will redeem a portion of its Series A preferred stock, including redemption premium. In addition, the Company plans to repay the principal amount outstanding under its existing credit facility and fund a portion of its pending acquisitions.

4. Credit Facility

The Company's senior credit facility, as amended most recently as of April 14, 1999 and May 5, 1999 (the "Credit Facility"), provides for a revolving credit line of $25.0 million until March 2, 2006, and 2 eight-year term loan facilities of $62.5 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of term loan facility upon the closing of the offerings on July 2, 1998. In addition, during the first six months of 1999, the Company drew down an additional $45.8 million in term facility. The proceeds of the borrowings under the Credit Facility have been used to finance acquisitions and repay the Company's outstanding indebtedness under its previous credit facility, and to secure outstanding letters of credit issued under its previous credit facility.

Under the terms of its existing credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. As of the filing date, the Company did not meet certain of these financial covenant requirements. However, in a letter dated June 30, 1999, the lender waived the covenant requirements.

In connection with the 1999 secondary offering, the Company signed a commitment letter with its existing lenders providing for a new credit facility in an aggregate principal amount of $225.0 million. As of August 6, 1999 the Company was negotiating the final terms of the agreement with its lenders.

5. Acquisitions:

During the six months ended June 30, 1999, the Company completed 13 acquisitions of radio stations for a total purchase price of $43.4 million plus various other direct acquisition costs.

Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

     Property and equipment                                 $ 5,722
     Intangible assets                                       37,702
                                                            -------
                                                            $43,424
                                                            =======

The unaudited consolidated condensed pro forma results of operations data for the six months ended June 30, 1999 and 1998, as if all acquisitions completed during 1998 and during the first six months of 1999 occurred at January 1, 1998, follow:

                                                      Three Months Ended       Six Months Ended
                                                     June 30,    June 30,     June 30,   June 30,
                                                       1999        1998         1999       1998
                                                     ---------   --------    --------    --------


Net revenues                                            45,959     39,704      80,955     71,047
Operating income (loss)                                  2,842       (360)     (1,200)   (10,143)
Net loss                                                (3,795)    (6,997)    (13,963)   (22,906)
Net loss attributable to common stockholders            (8,547)   (11,749)    (23,260)   (32,203)
                                                      ========   ========    ========   ========
Basic and diluted loss per common share (in dollars)     (0.43)     (0.60)      (1.18)     (1.63)
                                                      ========   ========    ========   ========


Escrow funds of approximately $3.2 million paid by the Company in connection with pending acquisitions as of June 30, 1999 have been classified as other assets at June 30, 1999 in the accompanying consolidated balance sheet.

At June 30, 1999 the Company operated 38 stations under local marketing agreements ("LMA"). The statement of operations for the quarter ended and six months ended June 30, 1999 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through June 30, 1999.

6. Guarantor's Financial Information

All of the Company's direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) will provide full and unconditional senior subordinated guarantees for the senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

The following tables provide consolidating condensed financial information pertaining to the Company and the Guarantor Subsidiaries. The Company has not presented separate financial statements for the Guarantor Subsidiaries because management does not believe that such information is material to investors.


                                                       As of June 30, 1999
                                                       -------------------
                                                           (Unaudited)
                                                  Guarantor                         Total
                                       Parent    Subsidiaries    Eliminations   Consolidated
                                     ----------  ------------    ------------   ------------
Cash and cash equivalents           $   (12,503)  $  21,589       $       --       $  9,086
Accounts receivable, net                     --      41,508               --         41,508
Prepaid expenses and other
  currents assets                         2,838       2,885               --          5,723
                                       --------    --------       ----------       --------
     Total current assets                (9,665)     65,982               --         56,317

Property and equipment, net               1,461      47,767               --         49,228
Investment in subsidiaries              487,500          --         (487,500)            --
Intangible assets, net                       --     431,113               --        431,113
Other assets                             40,782       5,704          (30,678)        15,808
                                       --------    --------       ----------       --------

Total assets                           $520,078    $550,566       $ (518,178)      $552,466
                                       ========    ========       ==========       ========

Accounts payable                     $    9,972    $ 10,413       $       --        $20,385
Current portion of LTD                    1,020          --               --          1,020
Other current liabilities                   768          --               --            768
                                       --------    --------       ----------       --------
     Total current liabilities           11,760      10,413               --         22,173

Long-term debt, excluding
 current portion                        267,537          --               --        267,537
Other liabilities                         6,103      26,816          (30,676)         2,243
Deferred income taxes                        --      15,074               --         15,074
                                       --------    --------       ----------       --------
Total liabilities                       285,400      52,303          (30,676)       307,027
                                       --------    --------       ----------       --------
Preferred stock                         143,038          --               --        143,038
                                       --------    --------       ----------       --------

Stockholders' equity                     91,640     498,263         (487,502)       102,401
                                       --------    --------       ----------       --------
Total liabilities and stockholders'
  equity                               $520,078    $550,566       $ (518,178)      $552,466
                                       ========    ========       ==========       ========

                                                       For the Six Months Ended June 30, 1999
                                                       --------------------------------------
                                                                     (Unaudited)
                                                                Guarantor                      Total
                                                Parent        Subsidiaries   Eliminations   Consolidated
                                             -----------      ------------   ------------   ------------
Revenues                                       $      --       $  84,241       $      --     $ 84,241
Less: agency commissions                              --          (6,526)             --       (6,526)
                                               ---------       ---------       ---------     --------
  Net revenues                                        --          77,715              --       77,715

Operating expenses:
Station operating expenses, excluding
  depreciation and amortization                       --          59,126              --       59,126
Depreciation and amortization                        284          16,057              --       16,341
Corporate G&A expenses                             3,410              --              --        3,410
                                               ---------       ---------       ---------     --------
Operating expenses                                 3,694          75,183              --       78,877
                                               ---------       ---------       ---------     --------
Operating income (loss)                           (3,694)          2,532              --       (1,162)
                                               ---------       ---------       ---------     --------

Interest (expense)                               (12,459)            (33)             --      (12,492)
Interest income                                      220              --              --          220
Other income (expense)                                --              (2)             --           (2)
                                               ---------       ---------       ---------     --------
Non operating expenses, net                      (12,239)            (35)             --      (12,274)
                                               ---------       ---------       ---------     --------
Income (loss) before income taxes                (15,933)          2,497              --      (13,436)
Income tax expense                                    --              --              --           --
                                               ---------       ---------       ---------     --------
Income (loss) before extraordinary item          (15,933)          2,497              --      (13,436)
Extraordinary (loss)                                  --              --              --           --
                                               ---------       ---------       ---------     --------
Net loss before equity adjustment                (15,933)          2,497              --      (13,436)
Equity income (loss) in subsidiaries               2,497              --          (2,497)          --
                                               ---------       ---------       ---------     --------
Net loss                                         (13,436)          2,497          (2,497)     (13,436)
Preferred stock dividend                           9,297              --              --        9,297
                                               ---------       ---------       ---------     --------
Net income (loss) attributable to common
  stockholders                                 $ (22,733)      $   2,497         $(2,497)    $(22,733)
                                               =========       =========       =========     ========

                                                                               For the Six Months Ended June 30, 1999
                                                                               --------------------------------------
                                                                                             (Unaudited)
                                                                                     Guarantor        Total
                                                                       Parent      Subsidiaries    Eliminations   Consolidated
                                                                     -----------   ------------    ------------   ------------
Cash flows from operating activities:
Net loss                                                               $ (15,933)      $  2,497      $      --       $ (13,436)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
 Depreciation                                                                104          3,371             --           3,475
  Amortization                                                               741         11,076             --          11,817
Changes in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                         --        (13,494)            --         (13,494)
  Prepaid expenses and other current assets                               (2,090)          (825)            --          (2,915)
  Accounts payable and accrued expenses                                     (877)         1,844             (2)            965
  Other assets                                                            (9,533)        (1,955)        10,961            (527)
  Other liabilities                                                        1,289          9,496        (10,959)           (174)
                                                                       ---------       --------       --------       ---------
Net cash (used in) provided by operating activities                      (26,299)        12,010             --         (14,289)
                                                                       ---------       --------       --------       ---------

Cash flows from investing activities:
 Acquisitions                                                                 --        (41,933)            --         (41,933)
 Investment in subsidiaries                                              (41,933)            --         41,933              --
 Escrow deposits on pending acquisitions                                     180             --             --             180
 Capital expenditures                                                       (377)        (5,167)            --          (5,544)
 Other                                                                        (2)            --             --              (2)
                                                                       ---------       --------       --------       ---------
Net cash used by investing activities                                    (42,132)       (47,100)        41,933         (47,299)
                                                                       ---------       --------       --------       ---------

Cash flows from financing activities:
 Contribution from parent                                                     --         41,933        (41,933)             --
 Proceeds from revolving line of credit                                   45,800             --             --          45,800
Payments on promissory notes                                                 (11)            --             --             (11)
                                                                       ---------       --------       --------       ---------
Net cash provided by financing activities                                 45,789         41,933        (41,933)         45,789
                                                                       ---------       --------       --------       ---------
  (Decrease)increase in cash and cash equivalents                        (22,642)         6,843             --         (15,799)

  Cash and cash equivalents at beginning of period                     $  10,139       $ 14,746      $      --       $  24,885

  Cash and cash equivalents at end of period                           $ (12,503)      $ 21,589      $      --       $   9,086

                                                     As of December 31, 1998
                                                     -----------------------
                                                            (Unaudited)
                                                   Guarantor                        Total
                                        Parent    Subsidiaries   Eliminations  Consolidated
                                      ---------   ------------   ------------  ------------

Cash and cash equivalents              $ 10,139     $ 14,746     $       --       $ 24,885
Accounts receivable, net                     --       28,056             --         28,056
Prepaid expenses and other
 currents assets                            749        2,059             --          2,808
                                       --------     --------     -----------      --------
     Total current assets                10,888       44,861             --         55,749

Property and equipment, net               1,188       40,250             --         41,438
Investment in subsidiaries...           444,078           --       (444,078)            --
Intangible assets, net                       --      404,220             --        404,220
Other assets                             32,166        3,775        (19,717)        16,224
                                       --------     --------     -----------      --------

Total assets                           $488,320     $493,106      $(463,795)      $517,631
                                       ========     ========     ===========      ========

Accounts payable                       $ 10,659     $  8,370      $      (1)      $ 19,028
Current portion of LTD                       20           --             --             20
Other current liabilities                   768           --             --            768
                                       --------     --------     -----------      --------
     Total current liabilities           11,447        8,370             (1)        19,816

Long-term debt, excluding current
 portion                                222,747           --             --        222,747
Other liabilities                         3,513       17,322        (19,717)         1,118
Deferred income taxes                        --       15,074             --         15,074
                                       --------     --------     -----------      --------
Total liabilities                       237,707       40,766        (19,718)       258,755
                                       --------     --------     -----------      --------
Preferred stock                         133,741           --             --        133,741
                                       --------     --------     -----------      --------
Stockholders' equity                    116,872      452,340       (444,077)       125,135
                                       --------     --------     -----------      --------
Total liabilities and stockholders'
  equity                               $488,320     $493,106     $ (463,795)      $517,631
                                       ========     ========     ===========      ========

                                                            For the Six Months Ended June 30, 1998
                                                            --------------------------------------
                                                                        (Unaudited)
                                                               Guarantor                        Total
                                                  Parent      Subsidiaries   Eliminations    Consolidated
                                               -----------    ------------   -------------   ------------
Revenues                                          $     --      $ 37,937         $    --       $ 37,937
Less: agency commissions                                --        (3,555)             --         (3,555)
                                                  --------      --------         -------       --------
  Net revenues                                          --        34,382              --         34,382

Operating expenses:
Station operating expenses, excluding
  depreciation and amortization                         --        27,275              --         27,275
Depreciation and amortization                          241         6,660              --          6,901
Corporate general and administrative expenses        2,231            --              --          2,231
                                                  --------      --------         -------       --------
Operating expenses                                   2,472        33,935              --         36,407
                                                  --------      --------         -------       --------
Operating income (loss)                             (2,472)          447              --         (2,025)
                                                  --------      --------         -------       --------

Interest (expense)                                  (4,234)          (15)             --         (4,249)
Interest income                                        355            --              --            355
Other income (expense)                                  (2)           --              --             (2)
                                                  --------      --------         -------       --------
Non operating expenses, net                         (3,881)          (15)             --         (3,896)
                                                  --------      --------         -------       --------
Income (loss) before income taxes                   (6,353)          432              --         (5,921)
Income tax expense                                     (21)           --              --            (21)
                                                  --------      --------         -------       --------
Income (loss) before extraordinary item             (6,374)          432              --         (5,942)
Extraordinary (loss)                                (1,837)           --              --         (1,837)
                                                  --------      --------         -------       --------
Net loss before equity adjustment                   (8,211)          432              --         (7,779)
Equity income (loss) in subsidiaries                   432            --            (432)            --
                                                  --------      --------         -------       --------
Net loss                                            (7,779)          432            (432)        (7,779)
Preferred stock dividend                             1,926            --              --          1,926
                                                  --------      --------         -------       --------
Net income (loss) attributable to common
  stockholders                                    $ (9,705)      $   432         $  (432)      $ (9,705)
                                                  ========      ========         =======       ========

                                                                                 For the Six Months Ended June 30, 1998
                                                                                 --------------------------------------
                                                                                               (Unaudited)
                                                                                      Guarantor         Total
                                                                        Parent      Subsidiaries    Eliminations   Consolidated
                                                                      ----------    ------------    ------------   ------------
Cash flows from operating activities:
Net loss                                                              $   (8,211)     $     432     $       --      $   (7,779)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Extraordinary loss on early extinguishment of debt                       1,837             --             --           1,837
  Depreciation                                                                36          1,039             --           1,075
  Amortization                                                               165          3,865             --           4,030
Changes in assets and liabilities, net of effect of acquisitions:
  Accounts receivable                                                         --        (14,214)            --         (14,214)
  Prepaid expenses and other current assets                               (1,736)          (787)            --          (2,523)
  Accounts payable and accrued expenses                                      172          7,075             --           7,247
  Other assets                                                            (8,953)         5,895             --          (3,058)
  Other liabilities                                                          323           (705)            --            (382)
                                                                      ----------      ---------     ----------      ----------
Net cash (used in) provided by operating activities                      (16,367)         2,600             --         (13,767)
                                                                      ----------      ---------     ----------      ----------

Cash flows from investing activities:
 Acquisitions                                                                 --       (103,741)            --        (103,741)
 Investment in subsidiaries                                             (103,741)            --        103,741              --
 Escrow deposits on pending acquisitions                                  (7,735)            --             --          (7,735)
 Capital expenditures                                                         (5)        (1,747)            --          (1,752)
 Other                                                                      (348)            --             --            (348)
                                                                      ----------      ---------     ----------      ----------
Net cash used by investing activities                                   (111,829)      (105,488)       103,741        (113,576)

Cash flows from financing activities:
 Contribution from parent                                                     --        103,741       (103,741)             --
 Proceeds from revolving line of credit                                  175,000             --             --         175,000
 Payments on revolving line of credit                                    (75,535)            --             --         (75,535)
 Payments on promissory notes                                                 (5)            --             --              (5)
 Proceeds from issuance of preferred stock                                16,250             --             --          16,250
 Proceeds from issuance of common stock                                   15,135             --             --          15,135
 Payments for debt issuance costs                                         (3,208)            --             --          (3,208)
                                                                      ----------      ---------     ----------      ----------
Net cash provided by financing activities                                127,637        103,741       (103,741)        127,637
                                                                      ----------      ---------     ----------      ----------
  Increase(decrease) in cash and cash equivalents                           (559)           853             --             294

  Cash and cash equivalents at beginning of period                    $    1,080      $     493     $       --      $    1,573

  Cash and cash equivalents at end of period                          $      521      $   1,346     $       --      $    1,867

7.   Earnings Per Share

         The following table sets forth the computation of basic loss per share for the three and six months ended June 30, 1999 and 1998. In order to reflect the initial public offering on July 1, 1998, the weighted average number of shares outstanding for the three month and six month periods ended June 30, 1998 were determined after giving effect to the exchange of the Company's shares by Cumulus Media, LLC for the initial public offering.

                                                               Three months Ended           Six Months Ended
                                                                    June 30                      June 30
                                                                 1999      1998           1999            1998
Numerator:
     Net loss before extraordinary item                         ($3,342)    ($2,446)      ($13,436)       ($5,942)

     Preferred stock dividend                                    (4,752)     (1,084)        (9,297)        (1,926)

     Accretion of preferred stock discount                           --          --             --             --

     Numerator for basic earnings per share - income
        available for common stockholders                      ---------     -------      ---------       -------
                                                                ($8,094)    ($3,530)      ($22,733)       ($7,868)


Denominator:
     Denominator for basic earnings per share -
        weighted-average shares after giving effect to
        initial public offering                                  19,737      12,509         19,737         12,509
                                                               ---------     -------      ---------        -------

     Net loss per common share - before extraordinary item     ($  0.41)    ($ 0.28)      ($  1.15)        ($0.63)

     Extraordinary item                                               --         --             --          (0.15)
                                                               ---------     -------      ---------        -------
     Net loss per common share                                 ($  0.41)     ($0.28)      ($  1.15)        ($0.78)
                                                               =========     =======      =========        =======

         During the twelve months ended December 31, 1998 and the six months ended June 30, 1999, the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At June 30, 1999 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock                               1,285,284

Options to purchase class C common stock                               2,001,380

Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.


8. Commitments and Contingencies

On April 29, 1999, Cumulus was served with a complaint filed in state court in New York, seeking approximately $1.9 million in damages arising from our alleged breach of national representation agreements. The Company believes they have a variety of defenses to this claim and, as such, do not foresee the claim having a material adverse effect on the business, results of operations or financial condition.

The Company is a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

As of June 30, 1999, the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for five percent of the purchase price, as defined by the agreements.


9. Subsequent Events

Subsequent to June 30, 1999 the Company completed acquisitions of 2 radio stations located in 1 market for an aggregate purchase price of approximately $2.1 million. These transactions will be accounted for by the purchase method of accounting.

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

As of June 30, 1999, the Company owns and operates, operates, provides programming to or sells advertising on behalf of 228 radio stations located in 41 U.S. markets. Following completion of all of its pending acquisitions, the Company will own and operate, provide programming to or sell advertising on behalf of 246 radio stations located in 45 U.S. markets. The Company anticipates that it will consummate the pending acquisitions, however the closing of each such acquisition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control. No assurances can be given that the regulatory approval will be received or that the Company will complete the pending acquisitions on a timely basis, if at all.

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

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the six ended June 30, 1999 and 1998.

                                                    Three Months Ended          Six Months Ended
                                                          June 30                    June 30
                                                     1999        1998            1999         1998

OPERATING DATA:
Net broadcast revenue                               $45,800     $21,887       $77,715       $34,382
Stations operating expenses
     Excluding depreciation & amortization           32,256      16,372        59,126        27,275
Depreciation and amortization                         8,758       4,154        16,341         6,901
Corporate expenses                                    1,736       1,270         3,410         2,231
   Operating income(loss)                             3,050          91        (1,162)       (2,025)
Interest expense (net)                                6,390       2,520        12,272         3,894

Net income (loss) attributable to common stock       (8,094)     (3,530)      (22,733)       (9,705)

OTHER DATA:
Broadcast cash flow (1)                              13,544       5,515        18,589         7,107
Broadcast cash flow margin                             29.6%       25.2%         23.9%         20.7%
    EBITDA
        (before noncash compensation expense)(2)     11,808       4,245        15,179         4,876
   Cash flows related to:
        Operating activities                            N/A         N/A       (14,289)      (13,767)
        Investing activities                            N/A         N/A       (47,299)     (113,576)
        Financing activities                            N/A         N/A        45,789       127,637
   Capital expenditures                                 N/A         N/A        $5,544        $1,752

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


THREE MONTHS ENDED JUNE 30, 1999
COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


Net Broadcast Revenue. Net broadcast revenue increased $23.9 million to $45.8 million for the three months ended June 30, 1999 from $21.9 million for the three month period ending June 30, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMA's entered into through June 30, 1999, as well as the sale of incremental advertising time, primarily to local advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the second quarter of 1998 (defined as the 119 stations owned or operated in 20 U.S. markets), net revenue increased $5.0 million or 22.8% to $27.1 million for the three months ended June 30, 1999, compared to the prior year's three months ended June 30, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), net revenue increased $7.2 million to $40.7 million for the three month period ended June 30, 1999 from the pro forma $33.5 million for the three month period ended June 30, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $15.9 million to $32.3 million for the three months ended June 30, 1999 from $16.4 million for the three month period ended June 30, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMA's entered into through June 30, 1999.

Corporate Expenses. As a result of the factors described above, and due to certain personnel additions incurred during the second half of 1998, corporate expenses increased $0.4 million to $1.7 million for the three months ended June 30, 1999.

Other Operating Expenses. Depreciation and amortization increased $4.6 million to $8.8 million for the three months ended June 30, 1999 from $4.2 million for the period ended June 30, 1998 primarily due to the impact of various acquisitions consummated during fiscal 1998.

Other Expense (Income). Interest expense, net of interest income, increased from $2.5 million during the three months ended June 30, 1998 to $6.4 million for the three months ended June 30, 1999 primarily due to (i) additional borrowings under the Company's term loan facility to finance acquisitions and (ii) the issuance of the 10 3/8% Senior Subordinated Notes on July 1, 1998 in connection with the Company's initial public offering.

Net Income (Loss) Attributable to Common Stock. As a result of the factors described above and the accrual of dividends on the Company's issued and outstanding preferred stock; net loss attributable to common stock increased $4.6 million to $8.1 million for the three months ended June 30, 1999 from $3.5 million for the three month period ended June 30, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $8.0 million to $13.5 million for the three months ended June 30, 1999 from $5.5 million for the three month period ended June 30, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMA's entered into before June 30, 1999, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 29.6% for the three months ended June 30, 1999 compared with 25.2% during the same period in 1998.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $7.6 million to $11.8 million for the three months ended June 30, 1999 from $4.2 million for the three month period ended June 30, 1998.


SIX MONTHS ENDED JUNE 30, 1999
COMPARED TO SIX MONTHS ENDED JUNE 30, 1998


Net Broadcast Revenue. Net broadcast revenue increased $43.3 million to $77.7 million for the six months ended June 30, 1999 from $34.4 million for the six month period ending June 30, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMA's entered into through June 30, 1999, as well as the sale of incremental advertising time, primarily to local advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the second quarter of 1998 (defined as the 119 stations owned or operated in 20 U.S. markets), net revenue increased $8.3 million or 21.3% to $47.2 million for the six months ended June 30, 1999, compared to $38.9 million for the prior year's six months ended June 30, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), net revenue increased $11.7 million to $71.4 million for the six month period ended June 30, 1999 from the pro forma $59.7 million for the six month period ended June 30, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $31.9 million to $59.1 million for the six months ended June 30, 1999 from $27.3 million for the six month period ended June 30, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMA's entered into through June 30, 1999.

Corporate Expenses. As a result of the factors described above, and due to certain personnel additions incurred during the second half of 1998, corporate expenses increased $1.2 million to $3.4 million for the six months ended June 30, 1999 from $2.2 million for the six months ended June 30, 1998.

Other Operating Expenses. Depreciation and amortization increased $9.4 million to $16.3 million for the six months ended June 30, 1999 from $6.9 million for the period ended June 30, 1998 primarily due to the impact of various acquisitions consummated during fiscal 1998 and the six months ended June 30, 1999.

Other Expense (Income). Interest expense, net of interest income, increased from $3.9 million during the six months ended June 30, 1998 to $12.3 million for the six months ended June 30, 1999 primarily due to (i) additional borrowings under the Company's term loan facility to finance acquisitions and (ii) the issuance of the 10 3/8% Senior Subordinated Notes on July 1, 1998 in connection with the Company's initial public offering.

Net Income (Loss) Attributable to Common Stock. As a result of the factors described above and the accrual of dividends on the Company's issued and outstanding preferred stock; net loss attributable to common stock increased $13.0 million to $22.7 million for the six months ended June 30, 1999 from $9.7 million for the six month period ended June 30, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $11.5 million to $18.6 million for the six months ended June 30, 1999 from $7.1 million for the six month period ended June 30, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMA's entered into before June 30, 1999, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 23.9% for the six months ended June 30, 1999 compared with 20.7% during the same period in 1998.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $10.3 million to $15.2 million for the six months ended June 30, 1999 from $4.9 million for the six month period ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES


For the six months ended June 30, 1999, net cash used in operations increased $0.5 million to $14.3 million from net cash used in operations of $13.8 million for the six month period ended June 30, 1998, primarily due to the investment in working capital and other current assets made in connection with acquisitions completed during fiscal 1998.

Net cash used in investing activities decreased $66.3 million to $47.3 million from $113.6 million in the six month period ended June 30, 1998, primarily due to less acquisition activity during the first half of 1999 as compared with the same period in fiscal 1998.

For the six months ended June 30, 1999, net cash provided from financing activities was $45.8 million compared to $127.7 million during the six month period ended June 30, 1998. The level of financing activity during the six month period ended June 30, 1998 was the result of initial borrowings under the Company's credit facility as well as capital contributions from Cumulus Media, LLC, the Company's immediate parent prior to the consummation of the July 1998 debt and equity offerings. The 1999 financing activity was the result of additional borrowings under the credit facility.

On July 22, 1999, the Company completed a follow-on public stock offering selling 9,664,000 shares of its Class A Common Stock for $22.919 per share, after underwriter's discounts and commissions. The net proceeds of the offering was approximately $221.5 million. The Company intends to redeem a portion of its Series A preferred stock, repay the principal amount of indebtedness outstanding under the existing credit facility and fund the completion of a portion of the Company's pending acquisitions. In addition, on August 4, 1999, the Company was informed that the underwriters had exercised their option to purchase an additional 1,449,600 shares of Class A Common Stock at $22.919 per share. Exercise of the option will result in an additional $33.2 million in net offering proceeds to the Company.

In connection with the secondary offering, the Company signed a commitment letter with its existing lenders providing for a new credit facility in an aggregate principal amount of $225.0 million. It is anticipated by the Company that the new agreement will consist of an eight-year term loan facility in the amount of $75.0 million, an eight and one-half year term loan facility in the amount of $50.0 million, a revolving credit facility in the amount of $50.0 million that converts to a seven-year term loan 364 days after closing and a seven-year revolving credit facility in the amount of $50.0 million.

In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures. Management believes that cash from operating activities and revolving loans under the Company's credit facility should be sufficient to permit the Company to fund its operations and satisfy its debt service requirements for at least the next 12 months. The Company regularly reviews potential acquisitions. Future acquisitions are expected to be made from available cash balances and additional borrowings under the credit facility.

Subsequent to June 30, 1999, the Company completed acquisitions of 2 radio stations in 1 market for an aggregate purchase price of approximately $2.1 million. These transactions will be accounted for by the purchase method of accounting.

The Company has also entered into various agreements to acquire 54 stations in 19 markets for an aggregate purchase price of approximately $162.3 million.

The Company's senior credit facility, as amended most recently as of April 14, 1999 and May 5, 1999 (the "Credit Facility"), provides for a revolving credit line of $25.0 million until March 2, 2006, and 2 eight-year term loan facilities of $62.5 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of term loan facility upon the closing of the offerings on July 2, 1998. In addition, during the first six months of 1999, the Company drew down an additional $45.8 million in term facility. The proceeds of the borrowings under the Credit Facility have been used to finance acquisitions and repay the Company's outstanding indebtedness under its previous credit facility, and to secure outstanding letters of credit issued under its previous credit facility.

Under the terms of its existing credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. As of the filing date, the Company did not meet certain of these financial covenant requirements. However, in a letter dated June 30, 1999, the lender waived the covenant requirements.

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

Both revolving credit and term loan borrowings under the Credit Facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of the Credit Facility) plus a margin ranging between 0.50% to 1.75% or the Eurodollar Rate (as defined under the terms of the credit facility) plus a margin ranging between 1.50 to 2.75% (in each case dependent upon the leverage ratio of the Company). As of June 30, 1999, the Company's effective interest rate on amounts outstanding under the credit facility during the quarter was 7.75%.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company has not engaged in any derivative or hedging transactions. As a result, we do not anticipate that the adoption of the this new Statement will have a significant effect on our earnings or financial position. Statement 133, as amended, is required to be adopted in years beginning after June 15, 2000.


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

     The Company's advertising inventory management software responsible for managing, scheduling and billing customer's broadcast advertising purchases

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

The Company has instituted the following remediation plan to address the Year 2000 issues:

     A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Year 2000 compatible computers has been instituted. As of June 30, 1999 approximately 75% of all essential computers related to broadcast or studio equipment are Year 2000 compliant. Approximately 95% of all essential financial based computers are Year 2000 compliant. The Company anticipates this replacement plan to be 100% complete by the end of the third quarter in 1999.

     Software upgrades or replacement of advertising inventory management software which is Year 2000 compliant have been planned, are in process, or have been completed as of June 30, 1999. The Company has received assurances from its software vendors that supply the Company's advertising inventory management software that this software is Year 2000 compliant with a few minor exceptions. For these non-compliant vendors, the Company will install inventory management software from a compliant vendor by the end of the third quarter of 1999. Approximately 80% of the broadcast properties have Year 2000 compliant advertising inventory management software as of June 30, 1999.

     The Company has received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the Company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment is considered to be 80% compliant as of June 30, 1999 and is anticipated to be 100% compliant by the third quarter of 1999. Financial accounting software for the broadcast segment has been replaced and is year 2000 compliant.

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

In the ordinary course of business, the Company has acquired or plans to acquire the necessary Year 2000 compliant hardware and software. These purchases are part of specific operational and financial system enhancements with completion dates during 1998 and early 1999 that were planned without specific regard to the Year 2000 issue. These system enhancements resolve many Year 2000 problems and have not been delayed or accelerated as a result of any additional efforts addressing the Year 2000 issue. Accordingly, these costs have not been included as part of the costs of Year 2000 remediation. However, there are several hardware and software expenditures that have been or will be incurred to specifically remediate Year 2000 non-compliance. Incremental hardware and software costs that the Company has attributed to the Year 2000 issue are estimated to be less than $1.5 million. Of this cost, approximately 10% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from our credit facility.

The Company's accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software. The Company believes that they have an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company has commenced development of a contingency plan in the event it does not complete all phases of the Year 2000 program prior to December 31, 1999. The Company expects the contingency plan to be fully developed and in place by September 30, 1999.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

At June 30, 1999, approximately 40% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by approximately $0.5 million for the six months ended June 30, 1999. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further , such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


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



                                          CUMULUS MEDIA INC.

Date: June __, 1999                       By: /s/ Richard J. Bonick
                                              Richard J. Bonick
                                              Principal Financial and
                                              Accounting Officer