Form 10-Q
period 1999-09-30
CUMULUS MEDIA INC
filed 1999-11-12
CIK 1058623

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 1O-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended September 30, 1999.

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


       Registrant's Telephone Number, Including Area Code: (414) 615-2800

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 31, 1999, the registrant had outstanding 31,022,193 shares of common stock consisting of (i) 21,014,323 shares of Class A Common Stock; (ii) 7,856,593 shares of Class B Common Stock; and (iii) 2,151,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

          Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998

          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998

          Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

Cumulus Media Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for share data)
(Unaudited)

                                                                          September 30,   December 31,
                                                                              1999            1998
                                    Assets
Current assets:
     Cash and cash equivalents                                             $ 202,149       $  24,885
     Accounts receivable, less allowance for doubtful accounts
        of $2,213 and $895, respectively                                      48,265          28,056
     Prepaid expenses and other current assets                                 8,221           2,808
                                                                           ---------       ---------

               Total current assets                                          258,635          55,749

Property and equipment, net                                                   57,985          41,438
Intangible assets, net                                                       486,217         404,220
Other assets                                                                  20,178          16,224
                                                                           ---------       ---------
               Total assets                                                $ 823,015       $ 517,631
                                                                           =========       =========

                     Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                 $  14,437       $  19,028
     Current portion of long-term debt                                            20              20
     Other current liabilities                                                 1,035             768
                                                                           ---------       ---------

               Total current liabilities                                      15,492          19,816

Long-term debt                                                               285,232         222,747
Other liabilities                                                              1,934           1,118
Deferred income taxes                                                         15,074          15,074
                                                                           ---------       ---------
               Total liabilities                                             317,732         258,755
                                                                           ---------       ---------
Series A Cumulative Exchangeable Redeemable Preferred Stock
     due 2009, stated value $1,000 per share, 143,038
     and 129,286 shares issued and outstanding, respectively                 147,986         133,741
                                                                           ---------       ---------
Commitments and contingencies (Note 7)

Stockholders' equity:
     Class A common stock, par value $.01 per share;
        50,000,000 shares authorized; 21,013,283 and 8,700,504 shares            210              87
        outstanding, respectively
     Class B common stock, par value $.01 per share;
        20,000,000 shares authorized; 7,856,593 and 8,660,416 shares              79              87
        outstanding, respectively
     Class C common stock, par value $.01 per share;
        30,000,000 shares authorized; 2,151,277 and 2,376,277 shares              22              24
        outstanding, respectively
     Additional paid-in-capital                                              386,706         142,211
     Accumulated other comprehensive income                                        5               5
     Accumulated deficit                                                     (29,725)        (17,279)
                                                                           ---------       ---------
               Total stockholders' equity                                    357,297         125,135
                                                                           ---------       ---------
               Total liabilities and stockholders' equity                  $ 823,015       $ 517,631
                                                                           =========       =========



           See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc.
Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(Unaudited)




                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30                   September 30
                                                                 1999            1998           1999             1998

Revenues                                                      $  52,100       $  31,495       $ 136,341       $  69,432
Less: agency commissions                                         (4,083)         (2,752)        (10,609)         (6,307)
                                                              ---------       ---------       ---------       ---------
      Net revenues                                               48,017          28,743         125,732          63,125

Operating expenses:
  Station operating expenses, excluding depreciation and
    amortization                                                 30,923          19,961          90,049          47,236
  Depreciation and amortization                                   9,928           6,075          26,270          12,976
Corporate general and administrative                              1,740           1,664           5,150           3,895
                                                              ---------       ---------       ---------       ---------

Operating expenses                                               42,591          27,700         121,469          64,107
                                                              ---------       ---------       ---------       ---------

  Operating income (loss)                                         5,426           1,043           4,263            (982)
                                                              ---------       ---------       ---------       ---------
Nonoperating income (expense):
  Interest expense                                               (6,870)         (5,500)        (19,362)         (9,749)
  Interest income                                                 1,833           1,434           2,054           1,789
  Other income (expense), net                                       761            --               759              (2)
    Nonoperating expenses, net                                   (4,276)         (4,066)        (16,549)         (7,962)
                                                              ---------       ---------       ---------       ---------
Income(loss) before income taxes                                  1,150          (3,023)        (12,286)         (8,944)
Income tax expense                                                 (160)             (1)           (160)            (22)
Loss before extraordinary item                                      990          (3,024)        (12,446)         (8,966)
Extraordinary loss on early extinguishment of debt                 --              --              --            (1,837)
                                                              ---------       ---------       ---------       ---------
Net loss                                                            990          (3,024)        (12,446)        (10,803)
Preferred stock dividend and accretion of discount                4,948           7,220          14,245           9,146
                                                              ---------       ---------       ---------       ---------
Net loss attributable to common stockholders                  $  (3,958)      $ (10,244)      $ (26,691)      $ (19,949)
                                                              =========       =========       =========       =========
Basic and diluted loss per share                              $   (0.14)      $   (0.53)      $   (1.19)      $   (1.02)
                                                              ---------       ---------       ---------       ---------
Weighted average common shares outstanding                       27,527          19,467          22,362          19,467
                                                              =========       =========       =========       =========



          See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc.
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)


                                                                       Nine Months          Nine Months
                                                                          Ended                Ended
                                                                   September 30, 1999   September 30, 1998

Cash flows from operating activities:
Net loss                                                                    $ (12,446)          $ (10,803)
Adjustments to reconcile net loss to net cash Provided by
 operating activities:
     Extraordinary loss on early extinguishment of debt                          --                 1,837
     Depreciation                                                               5,645               2,187
     Amortization of goodwill, intangible assets and other assets              18,472               8,645
Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable                                                      (20,301)            (20,921)
     Prepaid expenses and other current assets                                 (5,290)             (3,505)
     Accounts payable and accrued expenses                                     (4,974)             18,002
     Other assets                                                                (227)               (152)
     Other liabilities                                                           (168)               (227)
                                                                             --------            --------
          Net cash used in operating activities                               (19,289)             (4,937)
                                                                             --------            --------

Cash flows from investing activities:
     Acquisitions                                                            (109,872)           (324,287)
     Escrow deposits on pending acquisitions                                   (1,090)             (8,063)
     Capital expenditures                                                      (9,918)             (3,541)
     Other                                                                        234                  36
                                                                             --------            --------
          Net cash used in investing activities                              (120,646)           (335,855)
                                                                             --------            --------

Cash flows from financial activities:
     Proceeds from revolving line of credit                                   176,950             175,000
     Proceeds from sale of senior subordinated notes                             --               160,000
     Payments on revolving line of credit                                    (114,450)           (155,035)
     Payments on promissory notes                                                 (15)                (14)
     Proceeds from issuance of preferred stock                                   --               101,875
     Proceeds from issuance of common stock, net of equity costs              258,853             107,352
     Payments for debt issuance costs                                          (4,139)             (9,780)
                                                                             --------            --------
           Net cash provided by financing activities                          317,199             379,398
                                                                             --------            --------

Increase in cash and cash equivalents                                         177,264              38,606

Cash and cash equivalents at beginning of period                            $  24,885           $   1,573

Cash and cash equivalents at end of period                                  $ 202,149           $  40,179

Non-cash operating and financing activities:
     Trade revenue                                                          $   7,260           $   3,922
     Trade expense                                                              7,123               3,851
     Assets acquired through notes payable                                      1,490               1,515




           See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc.
Notes to Consolidated Financial Statements
(Unaudited)



1. Interim financial data

The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 1999.


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


3.  Secondary Offering

On July 27, 1999, the Company completed a follow-on public stock offering selling 9,664,000 shares of its Class A Common Stock for $22.919 per share, net of underwriter's discounts and commissions of $1.206 per share. The net proceeds of the offering were approximately $221.5 million. In addition, on August 10, 1999, the U.S. underwriters exercised an option granted by the Company, purchasing an additional 1,449,600 shares. Exercise of the option resulted in an additional $33.2 million in net offering proceeds to the Company.


4.  Credit Facility

On August 31, 1999, the Company's existing credit facility was amended and restated to provide for aggregate principal commitments of $225 million. The amended facility consists of an 8 year term loan facility of $75 million, an 8 1/2 year term loan facility due February 28, 2008 of $50 million, a 7 year revolving credit commitment of $50 million and a 7 year revolving credit facility of $50 million that converts to a 7 year term loan, at the option of the Company, 364 days from closing. Under the terms of the facility, the Company drew down $125 million of term facility on August 31, 1999, a portion of which was used to satisfy the principal amount of indebtedness on its preexisting credit facility.

Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. As of the filing date of this quarterly report on form 10-Q, no covenant test forms calculations were required, as specified by the agreement.


5.  Acquisitions:

During the nine months ended September 30, 1999, the Company completed 16 acquisitions of radio stations for a total purchase price of $106.0 million plus various other direct acquisition costs.

On September 15, 1999 the Company acquired all of the assets of Broadcast Software International Inc. (BSI), a Eugene, Oregon-based developer of digital audio software, for a total purchase price of $5.4 million in cash and stock. BSI is a software development company specializing in digital audio applications for broadcast radio and television as well as for Internet broadcasters. More than 1500 broadcasters worldwide currently use BSI's core product, the WaveStation(R) digital studio system. WaveStation software allows a PC to store music and advertisements and manage all aspects of radio station audio operations, replacing record, tape and CD players, cart machines and other analog and electro-mechanical devices. In July 1999 the Company announced that it would standardize its radio station group on BSI's products. BSI will operate as a subsidiary of Cumulus with operations remaining in their current Eugene, Oregon headquarters.

Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.


      Current assets                            $     161
      Property and equipment                       12,274
      Intangible assets                            99,123
      Current liabilities                            (196)
                                                ---------
                                                $ 111,362
                                                =========


The unaudited consolidated condensed pro forma results of operations data for the nine months ended September 30, 1999 and 1998, as if all acquisitions completed during 1998 and during the first nine months of 1999 occurred at January 1, 1998, follow:


                                                                 Three Months Ended                Nine Months Ended
                                                           September 30,    September 30,   September 30,    September 30,
                                                               1999             1998            1999             1998
                                                           -------------    -------------   -------------    -------------
Net revenues                                                $ 50,673         $ 44,280        $ 139,121        $ 121,689
Operating income (loss)                                        5,111             (185)           3,433           (6,821)
Net loss                                                        (124)          (5,420)         (15,671)         (25,925)
Net loss attributable to common stockholders                  (5,072)         (10,368)         (29,916)         (40,170)
                                                              ======           ======          =======          =======
Basic and diluted loss per common share (in dollars)           (0.18)           (0.38)           (1.34)           (1.80)
                                                              ======           ======          =======          =======


Escrow funds of approximately $4.4 million paid by the Company in connection with pending acquisitions as of September 30, 1999 have been classified as other assets at September 30, 1999 in the accompanying consolidated balance sheet.

At September 30, 1999 the Company operated 44 stations under local marketing agreements ("LMA"). The statement of operations for the quarter ended and nine months ended September 30, 1999 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through September 30, 1999.


6. Guarantor's Financial Information

Certain of the Company's direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) will provide full and unconditional senior subordinated guarantees for the senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

The following tables provide consolidated condensed financial information pertaining to the Company's subsidiary guarantors. The Company has not presented separate financial statements for the subsidiary guarantors and non-guarantors because management does not believe that such information is material to investors.

                                                        (Unaudited)
                                               September 30      December 31
                                                   1999              1998
                                               ------------      -----------
Current assets                                 $    81,248       $   44,861
Noncurrent assets                                  549,016          448,245
Current liabilities                                  8,929            8,370
Noncurrent liabilities                              47,949           32,396

                                                      Nine months ended
                                                 September         September
                                                   1999              1998
                                               ------------      -----------
Net revenues                                   $   125,732       $   63,125
Operating expenses                                  90,049           59,609
Income (loss) before extraordinary item              9,284            3,490
Net loss                                             9,284            3,490

7.   Earnings Per Share

The following table sets forth the computation of basic loss per share for the three and nine months ended September 30, 1999 and 1998.

                                                                     Three months Ended               Nine Months Ended
                                                                        September 30                     September 30
Numerator:                                                           1999             1998           1999               1998
     Net income(loss) before extraordinary item                    $    990        $ (3,024)       $(12,446)       $   (8,966)
     Preferred stock dividend including accretion of discount        (4,948)        (14,245)         (9,146)           (7,220)
     Numerator for basic earnings per share - net loss before            --              --              --                --
                                                                   --------        --------        --------        ----------
        extraordinary item attributable to common stockholders     $ (3,958)       $(26,691)       $(10,244)       $  (18,112)

Denominator:
     Denominator for basic earnings per share - weighted-
        average shares after giving effect to initial public
        offering                                                     27,527          19,467          22,362            19,467
                                                                   --------        --------        --------        ----------

     Net loss per common share - before extraordinary item         $  (0.14)       $  (0.53)       $  (1.19)       $    (0.93)

     Extraordinary item                                                  --              --              --                --
                                                                   --------        --------        --------        ----------

     Net loss per common share                                     $  (0.14)       $  (0.53)       $  (1.19)       $    (1.02)
                                                                   ========        ========        ========        ==========

          During the twelve months ended December 31, 1998 and the nine months ended September 30, 1999, the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At September 30, 1999 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock                  2,114,309

Options to purchase class C common stock                  3,001,380

Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.


8.  Commitments and Contingencies

On April 29, 1999, Cumulus was served with a complaint filed in state court in New York, seeking approximately $1.9 million in damages arising from our alleged breach of national representation agreements. The Company believes they have a variety of defenses to this claim and, as such, do not foresee the claim having a material adverse effect on the business, results of operations or financial condition. This action is currently in discovery.

The Company was recently served with a complaint filed in county court in Alabama alleging that in August 1997, an employee of Colonial Broadcasting, Inc., which the Company acquired in July 1998, was at fault in connection with an automobile accident. The plaintiff is seeking $8.5 million in damages. The Company believes they have a right to indemnification from the sellers of Colonial Broadcasting under the related purchase agreement. The sellers' insurance company has assumed the defense of the matter.

The Company is a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

As of September 30, 1999, the Company has entered into various asset purchase agreements to acquire 50 radio stations for an aggregate purchase price of $144.6 million. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for five percent of the purchase price, as defined by the agreements.


9.  Subsequent Events

Subsequent to September 30, 1999 the Company completed acquisitions of 8 radio stations located in 5 markets for an aggregate purchase price of approximately $37.6 million. These transactions will be accounted for by the purchase method of accounting.

On October 1, 1999, the Company redeemed 43,750 shares of its Series A preferred stock for $51.3 million, including redemption premium of $6.0 million and accrued but unpaid dividends of $1.5 million.

On October 28, 1999, the Company filed a registration statement on Form S-3 under the Securities Act of 1933 with the Securities and Exchange Commission
(SEC). The registration statement registers 4,000,000 shares of the Company's Class A Common Stock, of which 3,000,000 primary shares are being offered by the Company and 1,000,000 secondary shares are being offered by two of the Company's original shareholders. As of the filing date of this Form 10Q, the registration statement on Form S-3 has not been declared effective by the SEC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the consolidated financial condition and results of operations of Cumulus Media Inc. ("Cumulus" or the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this quarterly report. This quarterly report contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this quarterly report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, the inability of the Company to renew one or more of its broadcast licenses, changes in interest rates, consummation of the Company's pending acquisitions, integration of the pending acquisitions, the ability of the Company to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. Many of these risks and uncertainties are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

A radio broadcast company's revenues are derived primarily from the sale of advertising time to local and national advertisers. Those revenues are affected by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels and the resulting ratings. Advertising rates tend to be based upon demand for a station's advertising inventory and its ability to attract audiences in targeted demographic groups, as measured principally by the media research firm, Arbitron. Radio stations attempt to maximize revenues by adjusting rates based upon local market conditions, controlling advertising inventory and creating demand and audience ratings.

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

As of September 30, 1999, the Company owns and operates, operates, provides programming to or sells advertising on behalf of 244 radio stations located in 47 U.S. markets. Following completion of all of its pending acquisitions, the Company will own and operate, provide programming to or sell advertising on behalf of 261 radio stations located in 48 U.S. markets. The Company anticipates that it will consummate the pending acquisitions, however the closing of each such acquisition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control. No assurances can be given that the regulatory approval will be received or that the Company will complete the pending acquisitions on a timely basis, if at all.

In the following analysis, management discusses broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income (loss) before depreciation, amortization, corporate expenses and noncash compensation expense. EBITDA consists of operating income (loss) before depreciation, amortization and noncash compensation expense. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that they are useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, they should not be considered in isolation, or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. These measures should also not be compared to similarly titled measures employed by other companies.

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three and nine months ended September 30, 1999 and 1998.

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30                      September 30
                                                                   1999             1998             1999              1998
OPERATING DATA:
Net broadcast revenue                                           $  48,017        $  28,743        $ 125,732        $  63,125
Stations operating expenses
     excluding depreciation & amortization                         30,923           19,961           90,049           47,236
Depreciation and amortization                                       9,928            6,075           26,270           12,976
Corporate expenses                                                  1,740            1,664            5,150            3,895
   Operating income(loss)                                           5,426            1,043            4,263             (982)
Interest expense (net)                                              5,037            4,066           17,308            7,960
Net income (loss) attributable to common stock                     (3,958)         (10,244)         (26,691)         (19,949)

OTHER DATA:
Broadcast cash flow                                                17,094            8,782           35,683           15,889
Broadcast cash flow margin                                           35.6%            30.6%            28.4%            25.2%
    EBITDA
        (before noncash compensation expense)                      15,354            7,118           30,533           11,994
   Cash flows related to:
        Operating activities                                          N/A              N/A          (19,289)          (4,937)
        Investing activities                                          N/A              N/A         (120,646)        (335,855)
        Financing activities                                          N/A              N/A          317,199          379,398
   Capital expenditures, excluding assets acquired through
        station acquisitions                                          N/A              N/A           (9,918)          (3,541)

THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Broadcast Revenue. Net broadcast revenue increased $19.3 million or 67.1% to $48.0 million for the three months ended September 30, 1999 from $28.7 million for the three month period ending September 30, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMA's entered into through September 30, 1999, as well as the sale of incremental advertising time, primarily to local and national advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the third quarter of 1998 (defined as the 127 stations owned or operated in 22 U.S. markets), net revenue increased $4.7 million or 19.0% to $29.6 million for the three months ended September 30, 1999, compared to the prior year's three months ended September 30, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), net revenue increased $7.0 million or 20.5% to $41.2 million for the three month period ended September 30, 1999 from the pro forma $34.2 million for the three month period ended September 30, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of station acquisitions and investments made by the Company in its infrastructure, station operating expenses, excluding depreciation and amortization, increased $11.0 million or 54.8% to $30.9 million for the three months ended September 30, 1999 from $20.0 million for the three month period ended September 30, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMA's entered into through September 30, 1999.

Corporate Expenses. Consistent with the same period in the prior year, corporate expenses totaled $1.7 million for the three months ended September 30, 1999.

Other Operating Expenses. Depreciation and amortization increased $3.9 million or 63.4% to $9.9 million for the three months ended September 30, 1999 from $6.1 million for the period ended September 30, 1998 primarily due to the impact of various acquisitions consummated during fiscal 1998 and fees paid in connection with certain LMA agreements in effect in the quarter ended September 30, 1999.

Other Expense (Income). Interest expense, net of interest income, increased from $4.1 million during the three months ended September 30, 1998 to $5.0 million for the three months ended September 30, 1999 primarily due to additional borrowings under the Company's term loan facility which were used to finance acquisitions.

Net Income (Loss) Attributable to Common Stock. As a result of the increased revenues resulting from improved station performance at the stations owned and operated and net of the accrual of dividends on the Company's issued and outstanding preferred stock, the net loss attributable to common stock was $4.0 million for the three months ended September 30, 1999, compared to $10.2 million for the three month period ended September 30, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $8.3 million or 94.6% to $17.1 million for the three months ended September 30, 1999 from $8.8 million for the three month period ended September 30, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMA's entered into subsequent to September 30, 1998, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 35.6% for the three months ended September 30, 1999 compared with 30.6% during the same period in 1998.

For the markets where the Company has operated stations since the third quarter of 1998 (defined as the 127 stations owned or operated in 22 U.S. markets), broadcast cash flow was $10.6 million, up 43.2% from $7.4 million during the quarter ended September 30, 1998. Broadcast cash flow margins increased to 36.0% in 1999 compared to 29.9% for the quarter ended September 30, 1998.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), broadcast cash flow was $15.4 million, up 58.0% from $9.7 million for the nine months ended September 30, 1998. Broadcast cash flow margins increased to 37.3% in 1999 compared to 28.4% in the third quarter 1998.


EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $8.2 million to $15.4 million for the three months ended September 30, 1999 from $7.1 million for the three month period ended September 30, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998


Net Broadcast Revenue. Net broadcast revenue increased $62.6 million or 99.2% to $125.7 million for the nine months ended September 30, 1999 from $63.1 million for the nine month period ending September 30, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMA's entered into through September 30, 1999, as well as the sale of incremental advertising time, primarily to local advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the third quarter of 1998 (defined as the 127 stations owned or operated in 22 U.S. markets), net revenue increased $13.0 million or 19.4% to $80.2 million for the nine months ended September 30, 1999, compared to $67.1 million for the prior year's nine months ended September 30, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), net revenue increased $18.7 million or 19.9% to $112.6 million for the nine month period ended September 30, 1999 from the pro forma $93.9 million for the nine month period ended September 30, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $42.8 million or 90.6% to $90.0 million for the nine months ended September 30, 1999 from $47.2 million for the nine month period ended September 30, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMA's entered into through September 30, 1999.

Corporate Expenses. As a result of the continued acquisition activity and increases in corporate personnel, corporate expenses increased $1.3 million to $5.2 million for the nine months ended September 30, 1999 from $3.9 million for the nine months ended September 30, 1998.

Other Operating Expenses. Depreciation and amortization increased $13.3 million to $26.3 million for the nine months ended September 30, 1999 from $13.0 million for the period ended September 30, 1998 primarily due to the impact of various acquisitions consummated during fiscal 1998 and the nine months ended September 30, 1999.

Other Expense (Income). Interest expense, net of interest income, increased from $17.3 million during the nine months ended September 30, 1998 to $8.0 million for the nine months ended September 30, 1999 primarily due to (i) additional borrowings under the Company's term loan facility to finance acquisitions and
(ii) interest incurred on the 10 3/8% Senior Subordinated Notes issued on July 1, 1998 in connection with the Company's initial public offering.

Net Income (Loss) Attributable to Common Stock. As a result of the factors described above and the accrual of dividends on the Company's issued and outstanding preferred stock, net loss attributable to common stock increased $6.7 million to $26.7 million for the nine months ended September 30, 1999 from $19.9 million for the nine month period ended September 30, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $19.8 million or 124.6% to $35.7 million for the nine months ended September 30, 1999 from $15.9 million for the nine month period ended September 30, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMA's entered into before September 30, 1999, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 28.4% for the nine months ended September 30, 1999 compared with 25.2% during the same period in 1998.

For the markets where the Company has operated stations since the third quarter of 1998 (defined as the 127 stations owned or operated in 22 U.S. markets), broadcast cash flow was $23.9 million, up 60.5% from $14.9 million during the nine months ended September 30, 1998. Broadcast cash flow margins increased to 29.8% in 1999 compared to 22.2% in 1998.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), broadcast cash flow was $32.7 million, up 51.2% from $21.6 million for the nine months ended September 30, 1998. Broadcast cash flow margins increased to 29.1% in 1999 compared to 23.0% in 1998.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $18.5 million or 154.6% to $30.5 million for the nine months ended September 30, 1999 from $12.0 million for the nine month period ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES


For the nine months ended September 30, 1999, net cash used in operations increased $14.4 million to $19.3 million from net cash used in operations of $4.9 million for the nine month period ended September 30, 1998, primarily due to completed acquisitions and LMA agreements entered into during the periods and their effects on operating income and working capital requirements.

Net cash used in investing activities decreased $215.2 million to $120.6 million from $335.9 million in the nine month period ended September 30, 1998, primarily due to decreased acquisition activity during 1999 as compared with the same period in fiscal 1998.

For the nine months ended September 30, 1999, net cash provided from financing activities was $317.2 million compared to $379.4 million during the nine month period ended September 30, 1998. The level of financing activity during the nine month period ended September 30, 1998 was the result of initial borrowings under the Company's credit facility as well as capital contributions from Cumulus Media, LLC, the Company's immediate parent prior to the Company's reorganization and consummation of the July 1998 debt and equity offerings. The 1999 financing activity was the result of additional borrowings under the Company's credit facility and proceeds from the Company's follow-on public stock offering completed on July 27, 1999.

On July 27, 1999, the Company completed a follow-on public stock offering selling 9,664,000 shares of its Class A Common Stock for

$22.919 per share, after underwriter's discounts and commissions. The net proceeds of the offering was approximately $221.5 million. In addition, on August 10, 1999, the underwriters exercised their option to purchase an additional 1,449,600 shares of Class A Common Stock at $22.919 per share. Exercise of the option resulted in an additional $33.2 million in net offering proceeds to the Company.

On August 31, 1999, the Company's existing credit facility was amended and restated to provide for aggregate principal commitments of $225 million. The amended facility consists of an 8 year term loan facility of $75 million, an 8 1/2 year term loan facility due February 28, 2008 of $50 million, a 7 year revolving credit commitment of $50 million and a 7 year revolving credit facility of $50 million that converts to a 7 year term loan, at the option of the Company, 364 days from closing. Under the terms of the facility, the Company drew down $125 million of term facility, a portion of which was used to satisfy the principal amount of indebtness on its existing credit facility.

In addition to acquisitions and debt service, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures. Management believes that cash from operating activities and borrowings under the Company's credit facility should be sufficient to permit the Company to fund its operations and satisfy its debt service requirements for at least the next 12 months. The Company regularly reviews potential acquisitions. Future acquisitions are expected to be made from available cash balances and additional borrowings under the credit facility.

Subsequent to September 30, 1999, the Company completed acquisitions of 8 radio stations in 5 markets for an aggregate purchase price of approximately $37.6 million. These transactions will be accounted for by the purchase method of accounting.

On October 1, 1999, the Company used $51.3 million of the proceeds of the offering to redeem 43,750 shares of its Series A preferred stock plus accrued and unpaid dividends, in addition to satisfying a redemption premium. The Company intends to fund the completion of its pending acquisitions with the remaining proceeds of the offering and, as necessary, borrowings under its credit facility.

The Company has also entered into various agreements to acquire 50 stations in 22 markets for an aggregate purchase price of approximately $144.6 million.

Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. As of the filing date of this quarterly report on form 10-Q, the Company was in compliance with all financial covenant requirements.

The Company's obligations under the Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by the Company's subsidiaries). The obligations under the Credit Facility are also guaranteed by each of the domestic subsidiaries of the Company and are required to be guaranteed by any additional subsidiaries acquired by the Company.

Both revolving credit and term loan borrowings under the Amended and Restated Credit Facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of the Credit Facility) plus a margin ranging between 2.0% to 2.125% or the Eurodollar Rate (as defined under the terms of the credit facility) plus a margin ranging between 3.0 to 3.125% (in each case dependent upon the leverage ratio of the Company). As of September 30, 1999, the Company's effective interest rate on amounts outstanding under the credit facility during the quarter was 8.4%.

The 8 year term loan borrowing is repayable in quarterly installments beginning in December 2001. The scheduled annual amortization of the 8 year term loan is $0.2 million in year 2001, $0.8 million in each of the years 2002 through 2005, $18.4 million in 2006 and $53.4 million in 2007. The 8 1/2 year term loan borrowing is repayable in two consecutive quarterly installments of $25 million in November 2007 and February 2008. The scheduled annual reduction in availability under the 7 year revolving credit loans is 1.25% in 2001, 5.0% in 2002, 6.25% in 2003, 12.5% in 2004, 30.0% in 2005 and 45% in 2006. For any 7
year revolving credit loans converted to term loans, borrowings are repayable in quarterly installments beginning in December 2001. The scheduled annual amortization of the converted term loans is 2.5% of the outstanding principal during 2001, 10.0% in 2002, 11.25% in 2003, 15% in 2004, 23.75% in 2005 and
37.5% in 2006.


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

Based on three separate system evaluations, the most recent of which was completed in early October 1999, as well as ongoing, on-site inventories, the Company has determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. If such modifications and replacements are not made, or are not completed in time, the Year 2000 issue could have a material impact on the business, results of operations or financial condition.

The Company's plan to resolve the Year 2000 issue has involved the identification and assessment of the existing problem, developing a plan of remediation, as well as a testing and implementation plan. To date, the Company has completed the identification and assessment process, and is substantially completed with its implementation plan, with the following significant financial and operational components identified as being affected by the Year 2000 issue:

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

The Company has instituted the following remediation plan to address the Year 2000 issues:

     A computer hardware replacement plan for computers running essential broadcast, operational and financial software applications with Year 2000 compatible computers has been instituted. As of September 30, 1999 approximately 100% of all essential computers related to broadcast or studio equipment are Year 2000 compliant. Also, 100% of all essential financial based computers are Year 2000 compliant.

     Software upgrades or replacement of advertising inventory management software which is Year 2000 compliant have been completed as of September 30, 1999. The Company has received assurances from its software vendors that supply the Company's advertising inventory management software that this software is Year 2000 compliant with a few minor exceptions. As of September 30, 1999 all of the broadcast properties operated have year 2000 compliant inventory management software with the exception of the Caribbean, which is scheduled to have a compliant inventory management system selected, installed and tested by November 15, 1999.

The Company has received assurances from its software vendors that supply broadcasting digital automation systems that the software used by the Company is currently compliant or has upgrades currently available that are compliant. Broadcast software and studio equipment are considered to be 100% compliant as of September 30, 1999, with the exception of eight of our markets discussed below. Financial accounting software for the broadcast segment has been replaced and is year 2000 compliant.

During September 1999 the Company completed its most recent survey regarding Y2K compliance specifications to address Y2K compliance exceptions in each market (e.g. systems that were not Y2K compliant as of September 30, 1999).

This most recent compliance survey segmented Y2K compliance assessment by
1)-station automation systems and 2) business computers.

Automation systems:

The Company's survey determined that as of September 30, 1999 eight markets were non-compliant and were awaiting hardware and software upgrades from the manufacturers. Of the eight non-compliant markets, three markets' automation systems cannot be modified or upgraded sufficiently to ensure Y2K compliance. Rather than await the necessary hardware or software upgrades/modifications from third party vendors, the Company made the decision to migrate all eight markets to BSI Waavstation automation systems by mid-November. BSI's automation software is Y2K compliant and has been adopted as the Cumulus station automation system standard across all of its markets. Installation of these BSI systems across the eight markets has commenced and will be installed, tested and fully operational by mid-November. As a secondary plan for the eight non-compliant markets, the Company will continue to pursue the old station automation system manufacturers and obtain any Y2K related upgrades/modifications they recommend for these systems when available and as determined to be cost beneficial.

Automation System Contingency plan:

As a contingency plan all stations will be supplied with a mini-disk player capable of recording several hours of continuous music and station liners. These mini-disk players can be used to keep the station on the air in the event of an unanticipated breakdown in the automation system on January 1, 2000. BSI and Stratford Research have collaborated to create more extensive pre-recorded music libraries (by format) that can be shipped on a hard disk with short notice. The Company is in the process of pre-ordering personal computer hardware to handle 2 additional markets and hold it in storage in Milwaukee in case it is required urgently at a new market location. All stations are required to create, save and store station play list backups onto a floppy disk, so the Company can replicate their music libraries easily and on short notice.

Station Business systems:

Due to recent LAN installations across each of our 48 markets, the Company believes all of their critical business systems (e.g. traffic, general ledger, receivables and payables) are already Y2K compliant. The Company is in the process of installing a new traffic system in the Caribbean in order to ensure Y2K compliance, and this installation will be installed, tested and fully operational by mid-November.

Each market may have exceptions; across all of our markets the Company has 486 personal computers that are in use in non-critical, administrative roles. These personal computers will be replaced as part of our long-term capital planning and budgeting processes.

Corporate Business systems:

All Cumulus' information systems including the general ledgers, daily sales reporting and cash management systems are Y2K compliant as of September 30, 1999.

Business Systems Contingency plan:

The Company has created a website available to all of its markets with all the necessary business system Y2K modifications and instructions in the event of an unanticipated problem on January 1, 2000. The Company is also ordering four additional network servers and 10 additional desktop personal computers to store in Milwaukee in the event an urgent need is identified.

Emergency Alert Systems:

The Company believes all of its EAS systems are Y2K compliant as of September 30, 1999.

Personnel:

The Company has identified a person in each market who will be on site or on call on December 31, 1999 through the night to ensure any issues associated with station signal transmission or operations are identified immediately and addressed with the assistance of corporate engineering and information technology departments.

While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the possibility of interruption still exists. The Company is currently querying other significant vendors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process is a timely fashion could materially impact the business, results of operations or financial condition of the Company. The effect of non-compliance by external agents is not determinable.

In the ordinary course of business, the Company has acquired or plans to acquire the necessary Year 2000 compliant hardware and software. These purchases are part of specific operational and financial system enhancements completed during 1998 and early 1999 that were planned without specific regard to the Year 2000 issue. These system enhancements resolve many Year 2000 problems and have not been delayed or accelerated as a result of any additional efforts addressing the Year 2000 issue. Accordingly, these costs have not been included as part of the costs of Year 2000 remediation. However, there are several hardware and software expenditures that have been or will be incurred to specifically remediate Year 2000 non-compliance. Incremental hardware and software costs that the Company has attributed to the Year 2000 issue are estimated to be less than $2.0 million. Of this cost, approximately 10% will be expensed as modification or upgrade costs with the remaining costs being capitalized as new hardware or software. Sources of funds for these expenditures will be supplied through cash flow generated from operations and/or available borrowings from our credit facility.

The Company's accounting policy is to expense costs incurred due to maintenance, modification or upgrade costs and to capitalize the cost of new hardware and software. The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, it could experience disruptions in its operations, including among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company has commenced development of a contingency plan in the event it does not complete all phases of the Year 2000 program prior to December 31, 1999.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

At September 30, 1999, approximately 44% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1.0% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by approximately $0.9 million for the nine months ended September 30, 1999. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CUMULUS MEDIA INC.

Date: November 10, 1999                   By: /s/ Richard J. Bonick
                                              ----------------------------------
                                              Richard J. Bonick
                                              Principal Financial and
                                              Accounting Officer