Form 10-K405
period 1999-12-31
CUMULUS MEDIA INC
filed 2000-04-14
CIK 1058623

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          $160.0 MILLION OF 10 3/8% SENIOR SUBORDINATED NOTES DUE 2008
           $125.0 MILLION OF 13 3/4% SERIES A CUMULATIVE EXCHANGEABLE
                      REDEEMABLE PREFERRED STOCK DUE 2009
      28,378,976 SHARES OF CLASS A COMMON STOCK; PAR VALUE $.01 PER SHARE
      4,479,343 SHARES OF CLASS B COMMON STOCK; PAR VALUE $ .01 PER SHARE 2,307,277 SHARES OF CLASS C COMMON STOCK; PAR VALUE $ .01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]               No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant as of March 17, 2000 was approximately $459.4 million. As of March 17, 2000, the registrant had outstanding 35,165,596 shares of common stock consisting of (i) 28,378,976 shares of Class A Common Stock; (ii) 4,479,343 shares of Class B Common Stock; and (iii) 2,307,277 shares of Class C Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of our Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CUMULUS MEDIA INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
------                                                                 ------
         Index.......................................................

                                    PART I
 1.      Business....................................................
 2.      Properties..................................................
 3.      Legal Proceedings...........................................
 4.      Submission of Matters to a Vote of Security Holders.........

                                   PART II
 5.      Market for the Company's Common Equity and Related
           Stockholder Matters.......................................
 6.      Selected Consolidated Financial Data........................
 7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................
 7A.     Quantitative and Qualitative Disclosure about Market Risk...
 8.      Financial Statements and Supplementary Data.................
 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................

                                   PART III
10.      Directors and Executive Officers of the Company.............
11.      Executive Compensation......................................
12.      Security Ownership of Certain Beneficial Owners.............
13.      Certain Relationships and Related Transactions..............

                                   PART IV
14.      Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................

         Signatures..................................................

                                     PART 1

ITEM 1. BUSINESS

CERTAIN DEFINITIONS

     We use the term "local marketing agreement" ("LMA") in various places in this report. A typical LMA is an agreement under which a Federal Communications Commission ("FCC") licensee of a radio station makes available, for a fee, air time on its station to a party. Such party provides programming to be broadcast during such airtime and collects revenues from advertising it sells for broadcast during such programming. In addition to entering into LMAs, we will from time to time enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we receive a contractually specified management fee or consulting fee in exchange for the services provided.

     In this Form 10-K the terms "Company", "Cumulus", "we", "us", and "our" refer to Cumulus Media Inc. and its consolidated subsidiaries.

     "MSA" is defined as Metro Survey Area, as listed in the Arbitron Radio Metro and Television Market Population Estimates 1998-1999. For example, "MSA 100-276" would mean the 100th largest market through the 276th largest market, as listed in the Arbitron Radio Metro and Television Market Population Estimate.

     Unless otherwise indicated:

     - we obtained market ranking by radio advertising revenue, radio market advertising revenue and radio market advertising data from BIA's MasterAccess ("BIA") compiled by BIA Research, Inc.;

     - we obtained total industry listener and revenue levels from the Radio Advertising Bureau ("RAB");

     - we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over ("Adults 12+"), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 1999 Arbitron Market Report pertaining to each market, as reported by BIA; and

     - we obtained revenue share data in each market presented from BIA as adjusted for market information available to and known by the Company.

     - All dollar amounts are rounded to the nearest thousand.

     The terms "Broadcast Cash Flow" and "EBITDA" are used in various places in this document.

     Broadcast Cash Flow consists of:

     - operating income (loss) before

        -- depreciation,

        -- amortization,

        -- LMA fees,

        -- non-cash stock compensation expense, and

        -- corporate general and administrative expense.

     EBITDA, consists of:

     - operating income (loss) before

        -- depreciation,

        -- amortization,

        -- LMA fees, and

        -- non-cash stock compensation expense.

     EBITDA, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Although Broadcast Cash Flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), we believe that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, Broadcast Cash Flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability.

COMPANY OVERVIEW

     We are a radio broadcasting company focused on acquiring, operating and developing radio stations in mid-size radio markets in the U.S. and currently own and operate 226 stations in 46 U.S. markets. We also provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 90 stations in 32 U.S. markets. We are the third largest radio broadcasting company in the U.S. based on number of stations and believe we will be the second largest such company following completion of the acquisition of AMFM, Inc. by Clear Channel Communications, Inc. We believe we are the eighth largest radio broadcasting company in the U.S. based on 1999 pro forma net revenues and believe we will be the seventh largest such company following completion of Clear Channel's acquisition of AMFM. We will own and operate a total of 324 radio stations (228 FM and 96 AM) in 64 U.S. markets upon consummation of our pending acquisitions. According to BIA and the Radio Advertising Bureau, we have assembled market-leading groups or clusters of radio stations which rank first or second in terms of revenue share and/or audience share in substantially all of our markets. On an historical basis, for the twelve months ended December 31, 1999, we had net revenues of $180.0 million and Broadcast cash Flow of $46.7 million.

     Relative to the 100 largest markets in the U.S., we believe that the mid-size markets represent attractive operating environments and generally are characterized by:

     - a greater use of radio advertising as evidenced by the greater percentage of total media revenues captured by radio than the national average;

     - rising advertising revenues as the larger national and regional retailers expand into these markets;

     - small independent operators, many of whom lack the capital to produce high quality locally-originated programming and/or to employ more sophisticated research, marketing, management and sales techniques; and

     - lower overall susceptibility to economic downturns.

     We believe that the attractive operating characteristics of mid-size markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 ("the Telecom Act") and FCC rules, create significant opportunities for growth from the formation of groups of radio stations within these markets. We believe that mid-size radio markets provide an excellent opportunity to acquire attractive properties at favorable purchase prices due to the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to BIA, there are approximately 1,656 FM and 1,035 AM stations in the 177 US radio markets ranked MSA 100-276. These 2,691 stations are owned by approximately 990 different operators. In addition, there are nearly 4,700 stations in unranked markets owned by approximately 2,500 operators.

     To maximize the advertising revenues and Broadcast Cash Flow of our stations, we seek to enhance the quality of radio programs for listeners and the attractiveness of the radio station in a given market. We also increase the amount of locally originated programming. Within each market, our stations are diversified in terms of format, target audience and geographic location, enabling us to attract larger and broader listener audiences and thereby a wider range of advertisers. This diversification, coupled with our favorable advertising pricing, also has provided us with the ability to compete successfully for advertising revenue against non-traditional competitors such as print media and television.

     We believe that we are in a position to generate revenue growth in excess of historical market rates, increase audience and revenue shares within these markets and, by capitalizing on economies of scale and by competing against other media for incremental advertising revenue, increase our Broadcast Cash Flow growth rates and margins to those levels found in large markets. As we have assembled our portfolio of stations over the past three years, many of our markets are still in the development stage with the potential for substantial growth as we implement our operating strategy.

OPERATING STRATEGY

     Our operating strategy has the following principal components:

     - ASSEMBLE AND DEVELOP LEADING STATION GROUPS. In each market, we acquire leading stations in terms of revenue or audience share as well as under-performing stations which we believe create an opportunity for growth. Each station within a market generally has a different format and an FCC license that provides for full signal coverage in the market area.

     - DEVELOP EACH STATION AS A UNIQUE ENTERPRISE. While stations within a market share common infrastructure in terms of office space, support personnel and certain senior management, each station is developed and marketed as an individual brand with its own identity, programming, programming personnel, inventory of time slots and sales force. We believe that this strategy maximizes the revenues per station and of the group as a whole.

     - USE RESEARCH TO GUIDE PROGRAMMING. We use audience research and music testing to refine each station's programming content to match the preferences of the station's target demographic audience. We also seek to enrich our listeners' experiences by increasing both the quality and quantity of local programming. We believe this strategy maximizes the number of listeners for each station.

     - POSITION STATION GROUPS TO COMPETE WITH PRINT AND TELEVISION. While advertising for each station is typically sold independently of other stations, the diverse station formats within each market have enabled us to attract a larger and broader listener audience which in turn has attracted a wider range of advertisers. We believe this diversification, coupled with our favorable advertising pricing, has provided us with the ability to compete successfully against not only traditional radio competitors, but also against non-traditional competitors such as print media and television.

     - ORGANIZE MARKETS IN ADVERTISER REGIONS. Our markets are located primarily in five regional concentrations: the Southeast, Midwest, Southwest, Northeast and the Far West. By assembling market clusters with a regional concentration, we believe that we will be able to increase revenues by offering regional coverage of key demographic groups that were previously unavailable to national and regional advertisers.

     - EMPLOY INTERNET-BASED MANAGEMENT INFORMATION SYSTEMS. We have implemented an Internet-based proprietary software application which enables us to monitor daily sales performance by station and by market compared to their respective budgets. It also enables us to identify any under-performing stations, determine the explanation for the under-performance and take corrective action quickly. In addition, our Internet-based system provides all of our stations with a cost-efficient and rapid medium to exchange ideas and views regarding station operations and ways to increase advertising revenues. We also use this system to electronically deliver to our stations ads and program elements which are produced at our central production facility.

ACQUISITION HISTORY

     We completed the acquisitions of the following radio stations for cash during the year ended December 31, 1999. The respective purchase price listed below for each transaction includes certain acquisition-related costs paid in 1999 and 1998, and is rounded to the nearest thousand:

MARKETS AND STATIONS                                             ACQUISITION DATE     PURCHASE PRICE
--------------------                                             ----------------     --------------
ALBANY, GEORGIA
  Brooks Broadcasting Co.
  (WKAK-FM and WALG-AM).....................................    January 4, 1999          $  2,318
  Albany Broadcasting Co.
  (WGPC-FM and WGPC-AM).....................................    January 5, 1999          $  2,365
AUGUSTA-WATERVILLE, MAINE
  Mountain Wireless Incorporated
  (WCTB-FM and WSKW-AM).....................................    January 5, 1999          $  2,400
CHATTANOOGA, TENNESSEE
  Marson Broadcasting, Inc.
  (WKXJ-FM).................................................    January 8, 1999          $  3,018
FAYETTEVILLE, ARKANSAS
  Hochman Communications Inc.
  (KAMO-FM, KBRS-FM, and KZRA-AM)...........................    February 3, 1999         $  5,137
  Demaree Media Inc.
  (KFAY-FM, KFAY-AM, and KKEG-FM)...........................    March 23, 1999           $  6,016
FLORENCE-MUSCLE SHOALS, ALABAMA
  U.S. South Broadcasting Company, Inc.
  (WLAY-FM, WLAY-AM, and WKGL-FM)...........................    March 1, 1999            $  6,426
LAUREL-HATTIESBURG, MISSISSIPPI
  Pine Belt Broadcasting, Inc.
  (WHER-FM).................................................    March 15, 1999           $  1,090
  Radio Hattiesburg, Inc.
  (WFOR-AM and WUSW-FM).....................................    April 2, 1999            $  2,346
BANGOR, MAINE
  Dudman Communications Corporation
  (WDEA-AM, WEZQ-FM, and WWMJ-FM)...........................    May 5, 1999              $  4,092
FLORENCE, SOUTH CAROLINA
  Clarendon County Broadcasting Co., Inc.
  (WHLZ-FM and WYMB-AM).....................................    June 3, 1999             $  3,329
  Seaside Broadcasting, Inc.
  (WCMG-FM).................................................    June 7, 1999             $    574
  Pamplico Broadcasting L.P.
  (WBZF-FM and WMXT-FM).....................................    June 17, 1999            $  3,529
FORT SMITH, ARKANSAS
  Elkhead Broadcasting, LLC
  (KLSZ-FM).................................................    July 7, 1999             $  1,205
  Pinnacle Radio Group
  (KMOS-FM).................................................    July 7, 1999             $    979
  Hernreich Radio Stations, Inc.
  (KBBQ-FM).................................................    October 19, 1999         $  1,245
EAU CLAIRE, WISCONSIN
  Phillips Broadcasting Co.
  (WATQ-FM, WBIZ-FM, WBIZ-AM, WMEQ-FM,
  WMEQ-AM, and WQRB-FM).....................................    September 15, 1999       $ 15,016

MARKETS AND STATIONS                                             ACQUISITION DATE     PURCHASE PRICE
--------------------                                             ----------------     --------------
LEXINGTON-FAYETTE, KY
  HMH Broadcasting Inc.
  (WLRO-FM, WLTO-FM, WVLK-FM, WVLK-AM, and WXZZ-FM).........    September 15, 1999       $ 45,083
ODESSA-MIDLAND, TX
  Eclectica, Inc.
  (KRIL-AM).................................................    October 21, 1999         $    237
WICHITA FALLS, TEXAS
  High I-Q Radio, Inc.
  (KOLI-FM).................................................    October 27, 1999         $    445
MCALLEN-BROWNSVILLE-HARLINGEN, TEXAS
  M & F Calendar Holdings, L.P.
  (KBFM-FM and KTEX-FM).....................................    November 1, 1999         $ 17,998
MOBILE, ALABAMA
  M & F Calendar Holdings, L.P.
  (WBLX-FM, WDLT-FM, and WDLT-AM)...........................    November 1, 1999         $ 17,828
PENSACOLA, FLORIDA
  Coast Radio, L.C
  (WWRO-FM and WCOA-AM).....................................    November 24, 1999        $  9,139
                                                                                         --------
                                                                TOTAL                    $151,815
                                                                                         ========

     During the twelve months ended December 31, 1999, the Company managed, provided consulting services to, or operated the following stations under local marketing agreements ("LMA") or management or consulting agreements:

MARKET AND STATIONS                                               EFFECTIVE DATE
-------------------                                               --------------
TALLAHASSEE, FLORIDA
  Tallahassee Broadcasting Company
  (WGLF-FM).................................................    August 18, 1997
FLORENCE, SOUTH CAROLINA
  Pamplico Broadcasting, L.P.
  (WBZF-FM and WMXT-FM).....................................    March 16, 1998
  Florence County Broadcasting
  (WWFN-FM).................................................    March 16, 1998
  Clarendon County Broadcasting Co., Inc.
  (WHLZ-FM and WYMB-AM).....................................    March 18, 1998
  Seaside Broadcasting, Inc.
  (WCMG-FM).................................................    April 1, 1998
ALBANY, GEORGIA
  Brooks Broadcasting Co.
  (WKAK-FM and WALG-AM).....................................    April 1, 1998
  Albany Broadcasting Co.
  (WGPC-FM and WGPC-AM).....................................    June 1, 1998
  Williams Communications Systems, Inc.
  (WQVE-FM).................................................    July 2, 1998
CHATTANOOGA, TENNESSEE
  Marson Broadcasting, Inc.
  (WKXJ-FM).................................................    July 1, 1998
MONTGOMERY, ALABAMA
  McDonald Media Group, Inc.
  (WHHY-AM, WJCC-FM and WXFX-FM)............................    August 17, 1998

MARKET AND STATIONS                                               EFFECTIVE DATE
-------------------                                               --------------
COLUMBUS -- STARKVILLE, MISSISSIPPI
  Charisma Broadcasting Co.
  (WSSO-AM, WMXU-FM, WSMS-FM, WKOR-FM, and WKOR-AM).........    September 30, 1998
  Radio Columbus, Inc.
  (WJWF-AM and WMBC-FM).....................................    October 1, 1999
AUGUSTA, GEORGIA
  Estate of George G. Weiss
  (WZNY-FM).................................................    December 14, 1998
COLUMBUS, GEORGIA
  Solar Broadcasting Company, Inc.
  (WSTH-FM and WDAK-AM).....................................    December 17, 1998
BISMARCK, NORTH DAKOTA
  Anderson Broadcasting Corp.
  (KBMR-AM, KQDY-FM, KSSS-FM, and KXMR-AM)..................    January 1, 1999
TOLEDO, OHIO
  Toledo Radio, Inc.
  (WBUZ-FM and WJZE-FM*)....................................    January 7, 1999
  *WJZE-FM is not a pending acquisition
AUGUSTA-WATERVILLE, MAINE
  Mountain Wireless Incorporated
  (WCTB-FM and WSKW-AM).....................................    January 22, 1999
FORT SMITH, ARKANSAS
  Elkhead Broadcasting, LLC
  (KLSZ-FM).................................................    March 1, 1999
  Pinnacle Radio Group
  (KOMS-FM).................................................    March 1, 1999
  Hernreich Radio Stations, Inc.
  (KBBQ-FM).................................................    May 3, 1999
  L.K.R. Communications, Inc.
  (KAYR-AM).................................................    December 1, 1999
EAU CLAIRE, WISCONSIN
  Phillips Broadcasting Co.
  (WATQ-FM, WBIZ-FM, WBIZ-AM, WMEQ-FM, WMEQ-AM, and
  WQRB-FM)..................................................    April 6, 1999
LEXINGTON-FAYETTE, KENTUCKY
  HMH Broadcasting, Inc.
  (WLRO-FM, WLTO-FM, WVLK-FM, WVLK-AM, and WXZZ-FM).........    April 7, 1999
MOBILE, ALABAMA
  Roberds Broadcasting, Inc.
  (WGOK-AM and WYOK-FM).....................................    July 1, 1999
TOPEKA, KANSAS
  Shawnee Broadcasting Corporation
  (KQTP-FM and KWIC-FM).....................................    July 1, 1999
WILMINGTON, NORTH CAROLINA
  Cape Fear Radio, LLC
  (WGNI-FM and WMNX-FM).....................................    September 1, 1999
FAYETTEVILLE, NORTH CAROLINA
  Cape Fear Radio, LLC
  (WFNC-FM, WFNC-AM, WQSM-FM, and WRCQ-FM)..................    September 1, 1999

MARKET AND STATIONS                                               EFFECTIVE DATE
-------------------                                               --------------
TUPELO, MISSISSIPPI
  Broadcasters and Publishers, Inc.
  (WWKZ-FM).................................................    September 1, 1999
FLORENCE-MUSCLE SHOALS, ALABAMA
  Elton H. Darby
  (WVNA-FM and WVNA-AM).....................................    September 1, 1999
KILLEEN-TEMPLE, TEXAS
  Stellar Radio Group, Inc.
  (KYUL-FM).................................................    September 15, 1999
  Centroplex Communications, Ltd.
  (KOOV-FM).................................................    September 15, 1999
  Sheldon Communications, Ltd.
  (KOOC-FM).................................................    September 15, 1999
  KenCannon Communications, LLC
  (KLTD-FM).................................................    September 15, 1999
GREEN BAY, WISCONSIN
  Green Bay Broadcasting Co.
  (WQLH-FM and WDUZ-AM).....................................    September 15, 1999
JONESBORO, ARKANSAS
  Duke Broadcasting Corporation
  (KBTM-AM, KFIN-FM, KIYS-FM, and Southern Outdoor Graphics,
  Inc.).....................................................    November 1, 1999
EUGENE-SPRINGFIELD, OREGON
  McDonald Media Group, Inc.
  (KNRQ-FM, KNRQ-AM, and KZEL-FM)...........................    November 1, 1999
OXNARD-VENTURA, CALIFORNIA
  McDonald Media Group, Inc.
  (KBBY-FM, KHAY-FM, and KVEN-AM)...........................    November 1, 1999
SANTA BARBARA, CALIFORNIA
  McDonald Media Group, Inc.
  (KKSB-FM and KMGQ-FM).....................................    November 1, 1999
CANTON, OHIO
  Connoisseur Communications Partners, L.P
  (KRQK-FM).................................................    December 1, 1999
EVANSVILLE, INDIANA
  Connoisseur Communications Partners, L.P.
  (WGBF-FM, WGBF-AM, WTRI-FM, and WYNG-FM)..................    December 1, 1999
  Newburgh Broadcasting Corporation
  (WDKS-FM and WGAB-AM)*....................................    December 1, 1999
  *not a pending acquisition
FLINT, MICHIGAN
  Connoisseur Communications Partners, L.P.
  (WDZZ-FM, WFDF-AM, WRSR-FM, WWCK-FM, and WWCK-AM).........    December 1, 1999
MUSKEGON, MICHIGAN
  Connoisseur Communications Partners, L.P.
  (WMHG-AM, WMRR-FM, WMUS-FM, WMUS-AM, and WSHZ-FM).........    December 1, 1999
QUAD CITIES, ILLINOIS AND IOWA
  Connoisseur Communications Partners, L.P.
  (KBOB-FM, KJOC-AM, KORB-FM, KQLI-FM, and WXLP-FM).........    December 1, 1999
ROCKFORD, ILLINOIS
  Connoisseur Communications Partners, L.P.
  (WROK-AM, WXXQ-FM, and WZOK-FM)...........................    December 1, 1999

MARKET AND STATIONS                                               EFFECTIVE DATE
-------------------                                               --------------
SAGINAW-BAY CITY-MIDLAND, MICHIGAN
  Connoisseur Communications Partners, L.P.
  (WTLZ-FM).................................................    December 1, 1999
WATERLOO-CEDAR FALLS, IOWA
  Connoisseur Communications Partners, L.P.
  (KCRR-FM, KKCV-FM, KOEL-FM, and KOEL-AM)..................    December 1, 1999
YOUNGSTOWN-WARREN, OHIO (INCL. MERCER COUNTY, PENNSYLVANIA)
  Connoisseur Communications Partners, L.P.
  (WBBW-AM, WHOT-FM, WLLF-FM, WPIC-AM, WQXK-FM, WSOM-AM,
  WWIZ-FM, and WYFM-FM).....................................    December 1, 1999

     The statement of operations for the twelve months ended December 31, 1999 includes the revenue and broadcast operating expenses, or in the case of local marketing, management or consulting agreements, the respective contractual income, of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of (i) the date of acquisition of such station by the Company; (ii) December 31, 1999; or (iii) in the case of WJZE-FM, the termination date of the LMA.

     We also completed the acquisition of Broadcast Software International, Inc., a media operations software and systems company, on September 15, 1999. The purchase consideration included 152,636 shares of our Class A Common Stock, par value $.01 per share (the "Class A Common Stock") and $500,000 in cash, including certain acquisition related costs. The closing price of our Class A Common on September 15, 1999 Stock was $31.88 per share.

     As of December 31, 1999 the Company is a party to various agreements to acquire stations across 35 markets for an aggregate purchase price of approximately $444,359. Between January 1, 2000 and March 31, 2000 the Company closed the acquisitions of twelve stations across 7 markets representing $28,918 in purchase price, and signed 6 asset purchase agreements across 8 markets representing $168,575 in purchase price.

     On February 2, 2000 we announced the purchase of the assets of The AdVisory Board Inc., d/b/a The Lytle Organization, a sales training company serving the radio broadcasting industry. We created a wholly owned subsidiary of the Company, the AdVisory Board of Nevada, Inc., to acquire these assets and to operate this sales training business. The AdVisory Board, its founder Chris Lytle, and his staff will provide training services to the Company's sales organization, non-competing broadcasters and to the general business market.

     Cumulus Wireless Services Inc. ("Wireless Services"), a wholly owned subsidiary of Cumulus Broadcasting, Inc., was formed in December 1998 to serve as the Company's marketing and sales organization for the negotiation and execution of long-term third party leases for space on the broadcast towers we have acquired in connection our acquisitions of broadcast radio licenses, assets and operations. During the year ended December 31, 1999, Wireless Services commenced operations, developed marketing and sales materials and entered third party leases for utilization of tower space. For the year ending December 31, 1999 Wireless Services had net revenue of $25, and an approximate net loss from operations of $302. The Company believes the financial performance of Wireless Services was immaterial in relation to the Company as a whole for the year ending December 31, 1999 and as a result Wireless Services has not been shown as a separate segment for financial reporting.

     Cumulus Internet Services Inc. ("Internet Services"), a wholly owned subsidiary of Cumulus Media Inc., was formed in January 1999. Internet Services' strategy is premised on leveraging the presence, reach and branding capabilities of our radio properties, as well as the existing business relationships we have with several hundred local advertisers and businesses, in each of the communities we serve. Each of our radio clusters reaches, and has an influence on, a significant listener base which typically exceeds the total circulation of the daily newspaper in the market. As a result, our clusters comprise a powerful medium to drive traffic to and otherwise support and enhance Internet-based services.

     With local advertising (offline and online) commanding a significant share of all advertising, a principal element of Internet Services' strategy is to remain highly local and to operate in close collaboration with our radio stations. For the year ending December 31, 1999, the activities within Internet Services were comprised entirely of the development of several Internet based services designed to combine the strengths of the Internet and radio media. For the twelve months ending December 31, 1999 we invested $2.4 million in the systems architecture and software required to deliver and support Internet Services' products. We believe that Internet Services' cross-media and "fused-media" solutions will enhance the revenue and cash flow of our existing business. We anticipate the commencement of operations within Internet Services during the late third or early fourth quarter of 2000. The Company believes the financial performance of Internet Services was immaterial in relation to the Company as a whole for the year ending December 31, 1999 and as a result Internet Services has not been shown as a separate segment for financial reporting.

     Cumulus Telecommunications Inc. ("Telecommunications"), a wholly owned subsidiary of Cumulus Media Inc. was formed in June 1999. Telecommunications holds authorizations to provide certain regulated communications services in three states. Aside from acquiring these regulatory authorizations, no business was conducted by Telecommunications for the year ending December 31, 1999 and as a result Telecommunications has not been shown as a separate segment for financial reporting.

INDUSTRY OVERVIEW

     The primary source of revenues for radio stations is the sale of advertising time to local and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87%. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1991, when total radio advertising revenue fell by approximately 3.1% compared to the prior year, advertising revenue has generally risen in each of the past 16 years faster than both inflation and the gross national product.

     According to the Radio Advertising Bureau's Radio Marketing Guide and Fact Book for Advertisers, Fall '99 to Spring '00, each week radio reaches approximately 96% of all Americans over the age of 12. More than 63% of all radio listening is done outside the home and car radio reaches four out of five adults each week. The average listener spends approximately three hours and four minutes per day listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 82% of people over 12 years of age, and as a result, radio advertising sold during this period achieves premium advertising rates.

     Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, adult contemporary, oldies and news/talk. A station's format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market's radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings are limited in part by the format of a particular station and the local competitive environment. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

     A station's local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station's market and receive commissions based on the revenue from the advertising they obtain.

     Our stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. The FCC has authorized two companies to provide satellite digital audio service. Such service, when implemented, is expected to deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The FCC has also sought public comment on the introduction of terrestrial digital audio broadcasting. It is not known at this time whether any such digital technology may be used in the future by existing radio broadcast stations, either on existing or alternate broadcasting frequencies. In addition, as discussed below, the FCC recently authorized a new low power FM service which may compete with our stations for listeners and revenue. The delivery of information through the presently unregulated Internet also could create a new form of competition.

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

ADVERTISING SALES

     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 89% and 88% of our net broadcasting revenue was generated from the sale of local and regional advertising in 1999 and 1998, respectively. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

- Automotive                        - Telecommunications                - Computers & Software
- Retail                            - Fast Food                         - Entertainment
- Healthcare                        - Beverage                          - Services

     Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We employ a tiered commission structure to focus our individual sales staffs on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have also increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and (3) providing a higher level of service to our existing base. This requires larger sales staffs than most of the stations employ at the time they are acquired by Cumulus. We support our strategy of building local direct accounts by employing personnel in each of our markets to produce custom commercials that respond to the needs of our advertisers. In addition, in-house production provides advertisers greater flexibility in changing their commercial messages with minimal lead-time.

     Our national sales are made by Interep National Radio Sales, Inc., a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on our net revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering to key national and regional advertisers groups of stations within specific markets and regions that make our stations more attractive. Many of these large accounts have previously been reluctant to advertise in these markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before being acquired by us.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings are limited in part by the format of a particular station. We estimate the optimal number of advertisements available for sale depending on the programming format of a particular station. Each of our stations has a general target level of on-air inventory that it makes available for advertising. This target level of inventory for sale may be different at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations' on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by demand-driven pricing changes rather than by changes in the available inventory. Advertising rates charged by radio stations are based primarily on:

     - a station's share of audiences generally, and in the demographic groups targeted by advertisers (as measured by ratings surveys);

     - the supply of and demand for radio advertising time generally and for time targeted at particular demographic groups; and

     - certain additional qualitative factors. Rates are generally highest during morning and afternoon commuting hours.

     A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's principal ratings service is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of ratings data.

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

     Our stations, including those to be acquired upon completion of the pending acquisitions, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media as discussed below. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station's decision to convert to a format similar to that of one of our radio stations in the same geographic area or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow for Cumulus.

     Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market by extensively researching and improving our stations' programming, by implementing advertising campaigns aimed at the demographic groups for which our stations program and by managing our sales efforts to attract a larger share of advertising dollars for each station individually. However, we compete with some organizations that have substantially greater financial or other resources than we do.

     Recent changes in federal law and the FCC's rules and policies permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of groups of commonly owned stations or joint arrangements such as LMAs may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we currently operate multiple stations in each of our markets and intend to pursue the creation of additional multiple station groups, our competitors in certain markets include operators of multiple stations or operators who already have entered into LMAs. We may also compete with other broadcast groups for the purchase of additional stations. Some of these groups are owned or operated by companies that have substantially greater financial or other resources than we do.

     Although the radio broadcasting industry is highly competitive, and competition is enhanced to some extent by changes in existing radio station formats and upgrades of power, among other actions, certain regulatory limitations on entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the multiple ownership rules regulating the number of stations that may be owned or programmed by a single entity. The multiple ownership provisions of the FCC's rules have changed significantly as a result of the Telecom Act. For a discussion of FCC regulation and the provisions of the Telecom Act, see
"-- Federal Regulation of Radio Broadcasting."

     Our stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

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

     The FCC also recently approved a new low power FM radio service. Under this program, licenses to operate stations in this service would be available only to persons or entities that do not currently own FM radio stations. We cannot predict what effect, if any, the implementation of these services will have on our operations. Low power FM radio stations may, however, cause interference to our stations and compete with our stations for listeners and advertising revenues.

     We cannot predict what other matters might be considered in the future by the FCC or the Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

EMPLOYEES

     At December 31, 1999, we employed approximately 3,200 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

FEDERAL REGULATION OF RADIO BROADCASTING

     Introduction. The ownership, operation and sale of broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act. In 1996, the Telecom Act amended the Communications Act to make changes in several broadcast laws and to direct the FCC to change certain of its broadcast rules. Among other things, the FCC grants permits and licenses to construct and operate radio stations; assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations and the operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcasting programming; and has the power to impose penalties for violations of its rules under the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act, the Telecom Act and specific FCC rules and policies. This description does not purport to be comprehensive, and reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcasting stations. Failure to observe the provisions of the Communications Act and the FCC's rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short-term" (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties.

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

     The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of each of the stations we own or operate, assuming the consummation of the pending acquisitions, and the date on which each station's FCC license will expire.

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---     -----
MIDWEST REGION
Ann Arbor, MI..........  WIQB       FM     Ann Arbor, MI          102.9      October 1, 2004    B         499       49.0     49.0
                         WQKL       FM     Ann Arbor, MI          107.1      October 1, 2004    A         289        3.0      3.0
                         WTKA       AM     Ann Arbor, MI           1050      October 1, 2004    B        N.A.       10.0      0.5
                         WYBN       AM     Saline, MI              1290      October 1, 2004    B        N.A.        0.5      0.0
Appleton-Oshkosh, WI...  WWWX       FM     Oshkosh, WI             96.7     December 1, 2004    A         328        6.0      6.0
                         WVBO       FM     Winneconne, WI         103.9     December 1, 2004    C3        318       25.0     25.0
                         WNAM       AM     Neenah Menasha, WI      1280     December 1, 2004    B        N.A.       20.0      5.0
                         WOSH       AM     Oshkosh, WI             1490     December 1, 2004    C        N.A.        1.0      1.0
Dubuque, IA............  KLYV       FM     Dubuque, IA            105.3     February 1, 2005    C2        331       50.0     50.0
                         KXGE       FM     Dubuque, IA            102.3     February 1, 2005    A         410        1.7      1.7
                         WDBQ       FM     Galena, IL             107.5     February 1, 2005    A         328        3.0      3.0
                         WDBQ       AM     Dubuque, IA             1490     February 1, 2005    C        N.A.        1.0      1.0
                         WJOD       FM     Asbury, IA             103.3     February 1, 2005    C3        643        6.6      6.6
Bismarck, ND...........  KBYZ       FM     Bismarck, ND            96.5        April 1, 2005    C        1001      100.0    100.0
                         KACL       FM     Bismarck, ND            98.7        April 1, 2005    C        1093      100.0    100.0
                         KKCT       FM     Bismarck, ND            97.5        April 1, 2005    C1        830      100.0    100.0
                         KLXX       AM     Bismarck, ND            1270        April 1, 2005    B        N.A.        1.0      0.3
                         KSSS       FM     Bismarck, ND           101.5        April 1, 2005    C         988      100.0    100.0
                         KBMR       AM     Bismarck, ND            1130        April 1, 2005    B        N.A.       10.0      0.0
                         KXMR       AM     Bismarck, ND             710        April 1, 2005    A        N.A.       50.0      4.0
Canton, OH.............  WRQK       FM     Canton, OH             106.9      October 1, 2003    B         341       27.5     27.5
Cedar Rapids, IA.......  KDAT       FM     Cedar Rapids, IA       104.5     February 1, 2005    C1        551      100.0    100.0
                         KHAK       FM     Cedar Rapids, IA        98.1     February 1, 2005    C1        459      100.0    100.0
                         KRNA       FM     Iowa City, IA           94.1     February 1, 2005    C1        981      100.0    100.0
Eau Claire, WI.........  WBIZ       AM     Eau Claire, WI          1400     December 1, 2004    C        N.A.        1.0      1.0
                         WBIZ       FM     Eau Claire, WI         100.7     December 1, 2004    C1        482      100.0    100.0
                         WMEQ       AM     Menomonie, WI            880     December 1, 2004    B        N.A.       10.0      0.2
                         WMEQ       FM     Menomonie, WI           92.1     December 1, 2004    C2        699       18.0     18.0
                         WQRB       FM     Bloomer, WI             95.1     December 1, 2004    C3        545        8.9      8.9
                         WATQ       FM     Chetek, WI             106.7     December 1, 2004    C2        584       35.0     35.0
Evansville, IN.........  WTRI       FM     Mt. Carmel, IL          94.9     December 1, 2004    B         420       50.0     50.0
                         WGBF       AM     Evansville, IN          1280       August 1, 2004    B        N.A.        5.0      1.0
                         WGBF       FM     Henderson, KY          103.1       August 1, 2004    A         453        3.2      3.2
                         WYNG       FM     Evansville, IN         105.3       August 1, 2004    B         492       50.0     50.0
Faribault Owatonna-
Waseca, MN.............  KRFO       AM     Owatonna, MN            1390        April 1, 2005    B        N.A.        0.5      0.1
                         KRFO       FM     Owatonna, MN           104.9        April 1, 2005    A         174        4.7      4.7
                         KOWO       AM     Waseca, MN              1170        April 1, 2005    B        N.A.        1.0      0.0
                         KRUE       FM     Waseca, MN              92.1        April 1, 2005    C3        285       25.0     25.0
                         KDHL       AM     Faribault, MN            920        April 1, 2005    B        N.A.        5.0      5.0
                         KQCL       FM     Faribault, MN           95.9        April 1, 2005    A         328        3.0      3.0
                         KQPR       FM     Albert Lea, MN          96.1        April 1, 2005    A         328        6.0      6.0
Flint, MI..............  WDZZ       FM     Flint, MI               92.7      October 1, 2004    A         256        3.0      3.0
                         WRSR       FM     Owosso, MI             103.9      October 1, 2004    A         482        2.9      2.9
                         WWCK       FM     Flint, MI              105.5      October 1, 2004    B1        328       25.0     25.0
                         WFDF       AM     Flint, MI                910      October 1, 2004    B        N.A.        5.0      1.0
                         WWCK       AM     Flint, MI               1570      October 1, 2004    D        N.A.        1.0      0.1
Green Bay, WI..........  WOGB       FM     Kaukauna, WI           103.1     December 1, 2004    C3        879       25.0     25.0
                         WJLW       FM     Allouez, WI            106.7     December 1, 2004    C3        509       25.0     25.0
                         WXWX       FM     Brillion, WI           107.5     December 1, 2004    A         328        6.0      6.0
                         WQLH       FM     Green Bay, WI           98.5     December 1, 2004    C1        499      100.0    100.0
                         WDUZ       AM     Green Bay, WI           1400     December 1, 2004    C        N.A.        1.0      1.0

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---     -----
Harrisburg-Lebanon-
Carlisle, PA...........  WNNK       FM     Harrisburg, PA         104.1       August 1, 2006    B         725       22.5     22.5
                         WTPA       FM     Mechanicsburg, PA       93.5       August 1, 2006    A         719        1.3      1.3
                         WNCE       FM     Palmyra, PA             92.1       August 1, 2006    A         299        3.3      3.3
                         WTCY       AM     Harrisburg, PA          1400       August 1, 2006    C        N.A.        1.0      1.0
Kalamazoo, MI..........  WKFR       FM     Battle Creek, MI       103.3      October 1, 2004    B         482       50.0     50.0
                         WRKR       FM     Portage, MI            107.7      October 1, 2004    B         489       50.0     50.0
                         WKMI       AM     Kalamazoo, MI           1360      October 1, 2004    B        N.A.        5.0      1.0
Mankato-New Ulm-St
Peter, MN..............  KXLP       FM     New Ulm, MN             93.1        April 1, 2005    C1        489      100.0    100.0
                         KYSM       AM     Mankato, MN             1230        April 1, 2005    C        N.A.        1.0      1.0
                         KYSM       FM     Mankato, MN            103.5        April 1, 2005    C1        541      100.0    100.0
                         KNUJ       AM     New Ulm, MN              860        April 1, 2005    B        N.A.        1.0      0.1
                         KNUJ       FM     Sleepy Eye, MN         107.3        April 1, 2005    A         400        1.9      1.9
                         KNSG       FM     Springfield, MN         94.7        April 1, 2005    C2        472       50.0     50.0
Marion-Carbondale,
IL.....................  WDDD       FM     Marion, IL             107.3     December 1, 2004    B         492       50.0     50.0
                         WDDD       AM     Johnston City, IL        810     December 1, 2004    B        N.A.        0.3      0.3
                         WFRX       AM     West Frankfort, IL      1300     December 1, 2004    B        N.A.        1.0      0.1
                         WTAO       FM     Murphysboro, IL        105.1     December 1, 2004    B1        308       25.0     25.0
                         WVZA       FM     Herrin, IL              92.7     December 1, 2004    B1        328       25.0     25.0
                         WQUL       FM     West Frankfort, IL      97.7     December 1, 2004    A         433        3.5      3.5
Mason City, IA.........  KCHA       FM     Charles City, IA        95.9     February 1, 2005    A         299        3.0      3.0
                         KGLO       AM     Mason City, IA          1300     February 1, 2005    B        N.A.        5.0      5.0
                         KIAI       FM     Mason City, IA          93.9     February 1, 2005    C1        791      100.0    100.0
                         KLKK       FM     Clear Lake, IA         103.1     February 1, 2005    A         308        6.0      6.0
                         KCHA       AM     Charles City, IA        1580     February 1, 2005    B        N.A.        0.5      0.0
                         KCZE       FM     New Hampton, IA         95.1     February 1, 2005    A         338        5.5      5.5
                         KWMM       FM     Osage, IA              103.7     February 1, 2005    A         154        6.0      6.0
Monroe, MI.............  WTWR       FM     Monroe, MI              98.3      October 1, 2004    A         466        1.4      1.4
Muskegon, MI...........  WMUS       AM     Muskegon, MI            1090      October 1, 2004    D        N.A.        1.0      0.0
                         WMUS       FM     Muskegon, MI           106.9      October 1, 2004    B         367       15.5     15.5
                                           Muskegon Heights,
                         WMRR       FM     MI                     101.7      October 1, 2004    B1        305       12.0     12.0
                         WSHZ       FM     Muskegon, MI           107.9      October 1, 2004    B1        420       15.0     15.0
                         WMHG       AM     Muskegon, MI            1600      October 1, 2004    B        N.A.        5.0      5.0
Quad Cities, IA-IL.....  WXLP       FM     Moline, IL              96.9     December 1, 2004    B         499       50.0     50.0
                         KORB       FM     Bettendorf, IA          93.5     February 1, 2005    A         896        6.0      6.0
                         KBEA       FM     Muscatine, IA           99.7     February 1, 2005    C1        318      100.0    100.0
                         KBOB       FM     Dewitt, IA             104.9     February 1, 2005    C3        469       12.5     12.5
                         KJOC       AM     Davenport, IA           1170     February 1, 2005    B        N.A.        1.0      1.0
Rochester, MN..........  KRCH       FM     Rochester, MN          101.7        April 1, 2005    C2        554       39.0     39.0
                         KWEB       AM     Rochester, MN           1270        April 1, 2005    B        N.A.        5.0      1.0
                         KMFX       FM     Lake City, MN          102.5        April 1, 2005    C3        528        9.4      9.4
                         KMFX       AM     Wabasha, MN             1190        April 1, 2005    B        N.A.        1.0      0.0
                         KNFX       AM     Austin, MN               970        April 1, 2005    B        N.A.        5.0      0.5
Rockford, IL...........  WROK       AM     Rockford, IL            1440     December 1, 2004    B        N.A.        5.0      0.3
                         WZOK       FM     Rockford, IL            97.5     December 1, 2004    B         430       50.0     50.0
                         WXXQ       FM     Freeport, IL            98.5     December 1, 2004    B1        492       11.0     11.0
                         WLUV       FM     Rockford, IL            96.7     December 1, 2004    A         161        5.0      5.0
Saginaw-Bay City-
Midland, MI............  WTLZ       FM     Saginaw, MI            107.1      October 1, 2004    A         361        4.9      4.9
Toledo, OH.............  WKKO       FM     Toledo, OH              99.9      October 1, 2003    B         499       50.0     50.0
                         WRQN       FM     Bowling Green, OH       93.5      October 1, 2003    A         397        4.1      4.1
                         WTOD       AM     Toledo, OH              1560      October 1, 2003    B        N.A.        5.0      0.0
                         WWWM       FM     Sylvania, OH           105.5      October 1, 2003    A         390        4.3      4.3
                         WLQR       AM     Toledo, OH              1470      October 1, 2003    B        N.A.        1.0      1.0
                         WXKR       FM     Port Clinton, OH        94.5      October 1, 2003    B         630       30.0     30.0
                         WBUZ       FM     Delta, OH              106.5      October 1, 2003    A         328        3.0      3.0
Topeka, KS.............  KDVV       FM     Topeka, KS             100.3       August 1, 2005    C         984      100.0    100.0

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---     -----
                         KMAJ       FM     Topeka, KS             107.7       August 1, 2005     C        988       100.0    100.0
                         KMAJ       AM     Topeka, KS              1440       August 1, 2005     B       N.A.         5.0      1.0
                         KTOP       AM     Topeka, KS              1490       August 1, 2005     C       N.A.         1.0      1.0
                         KQTP       FM     St. Marys, KS          102.9       August 1, 2005     C2       318        50.0     50.0
                         KWIC       FM     Topeka, KS              99.3       August 1, 2005     A        292         6.0      6.0
Waterloo-Cedar Falls,
IA.....................  KKCV       FM     Cedar Falls, IA         98.5     February 1, 2005     C3       423        15.1     15.1
                         KOEL       FM     Oelwein, IA             92.3     February 1, 2005     C        991        95.0     95.0
                         KOEL       AM     Oelwein, IA              950     February 1, 2005     B       N.A.         5.0      0.5
                         KCRR       FM     Grundy Center, IA       97.7     February 1, 2005     C3       407        16.0     16.0
Youngstown-Warren, OH..  WQXK       FM     Salem, OH              105.1      October 1, 2003     B        430        88.0     88.0
                         WSOM       AM     Salem, OH                600      October 1, 2003     D       N.A.         1.0      0.0
                         WBBW       AM     Youngstown, OH          1240      October 1, 2003     C       N.A.         1.0      1.0
                         WPIC       AM     Sharon, PA               790       August 1, 2006     D       N.A.         1.0      0.0
                         WYFM       FM     Sharon, PA             102.9       August 1, 2006     B        604        33.0     33.0
                         WHOT       FM     Youngstown, PA         101.1      October 1, 2003     B        705        24.5     24.5
                         WLLF       FM     Mercer, PA              96.7       August 1, 2006     A        486         1.4      1.4
                         WWIZ       FM     Mercer, PA             103.9       August 1, 2006     A        299         3.0      3.0
SOUTHEAST REGION
Albany, GA.............  WNUQ       FM     Albany, GA             101.7        April 1, 2004     A        299         3.0      3.0
                         WEGC       FM     Sasser, GA             107.7        April 1, 2004     C3       328        25.0     25.0
                         WALG       AM     Albany, GA              1590        April 1, 2004     B       N.A.         5.0      1.0
                         WJAD       FM     Leesburg, GA           103.5        April 1, 2004     C3       463        12.5     12.5
                         WKAK       FM     Albany, GA             104.5        April 1, 2004     C1       981        98.0     98.0
                         WGPC       AM     Albany, GA              1450        April 1, 2004     C       N.A.         1.0      1.0
                         WQVE       FM     Camilla, GA            105.5        April 1, 2004     A        276         6.0      6.0
Augusta, GA............  WEKL       FM     Augusta, GA            102.3        April 1, 2004     A        666         1.5      1.5
                         WKSP       FM     Aiken, SC               96.3        April 1, 2004     C2       889        15.0     15.0
                         WPRW       FM     Martinez, GA           107.7        April 1, 2004     C2       577        24.5     24.5
                         WGUS       AM     N. Augusta, SC          1380        April 1, 2004     B       N.A.         4.0      0.1
                         WBBQ       FM     Augusta, GA            104.3        April 1, 2004     C       1001       100.0    100.0
                         WBBQ       AM     Augusta, GA             1340        April 1, 2004     C       N.A.         1.0      1.0
                         WXKT       FM     Washington, GA         100.1        April 1, 2004     A        322         2.4      2.4
                         WLOV       AM     Washington, GA          1370        April 1, 2004     B       N.A.         1.0      0.0
                         WZNY       FM     Augusta, GA            105.7        April 1, 2004     C       1168       100.0    100.0
Columbus, GA...........  WVRK       FM     Columbus, GA           102.9        April 1, 2004     C       1519       100.0    100.0
                         WGSY       FM     Phenix City, AL        100.1        April 1, 2004     A        328         6.0      6.0
                         WMLF       AM     Columbus, GA            1270        April 1, 2004     B       N.A.         5.0      0.2
                         WPNX       AM     Phenix City, AL         1460        April 1, 2004     B       N.A.         4.0      0.1
                         WAGH       FM     Ft. Mitchell, AL        98.3        April 1, 2004     A        328         6.0      6.0
                         WSTH       FM     Alexander City, AL     106.1        April 1, 2004     C1       981        81.0     81.0
                         WDAK       AM     Columbus, GA             540        April 1, 2004     B       N.A.         5.0      0.5
                         WBFA       FM     Smiths, AL             101.3        April 1, 2004     A        328         6.0      6.0
Columbus-Starkville-
Westpoint, MS..........  WSSO       AM     Starkville, MS          1230         June 1, 2004     C       N.A.         1.0      1.0
                         WMXU       FM     Starkville, MS         106.1         June 1, 2004     C2       502        40.0     40.0
                         WSMS       FM     Artesia, MS             99.9         June 1, 2004     C2       312        50.0     50.0
                         WKOR       FM     Columbus, MS            94.9         June 1, 2004     C2       492        50.0     50.0
                         WKOR       AM     Starkville, MS           980         June 1, 2004     B       N.A.         1.0      0.0
                         WJWF       AM     Columbus, MS            1400         June 1, 2004     C       N.A.         1.0      1.0
                         WMBC       FM     Columbus, MS           103.1         June 1, 2004     C2       755        22.0     22.0
Fayetteville, NC.......  WRCQ       FM     Dunn, NC               103.5     December 1, 2003     C2       502        47.5     47.5
                         WFNC       FM     Lumberton, NC          102.3     December 1, 2003     A        269         3.0      3.0
                         WFNC       AM     Fayetteville, NC         640     December 1, 2003     B       N.A.        10.0      1.0
                         WQSM       FM     Fayetteville, NC        98.1     December 1, 2003     C1       830       100.0    100.0
Florence, SC...........  WYNN       FM     Florence, SC           106.3     December 1, 2003     A        325         6.0      6.0
                         WYNN       AM     Florence, SC             540     December 1, 2003     B       N.A.         0.3      0.2
                         WHLZ       FM     Manning, SC             92.5     December 1, 2003     C       1171        98.0     98.0
                         WYMB       AM     Manning, SC              920     December 1, 2003     B       N.A.         2.3      1.0

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---     -----
                         WCMG       FM     Latta, SC               94.3     December 1, 2003    C3        502       10.5     10.5
                         WHSC       AM     Hartsville, SC          1450     December 1, 2003    C        N.A.        1.0      1.0
                         WBZF       FM     Hartsville, SC          98.5     December 1, 2003    A         328        3.0      3.0
                         WFSF       FM     Marion, SC             100.5     December 1, 2003    C3        354       21.5     21.5
                         WMXT       FM     Pamplico, SC           102.1     December 1, 2003    C2        479       50.0     50.0
                         WWFN       FM     Lake City, SC          100.1     December 1, 2003    A         433        3.3      3.3
Greenville-New Bern-
Jacksonville, NC.......  WQSL       FM     Jacksonville, NC        92.3     December 1, 2003   C2         725       22.7     22.7
                         WXQR       FM     Jacksonville, NC       105.5     December 1, 2003    C2        794       19.0     19.0
Lexington-Fayette,
KY.....................  WVLK       AM     Lexington, KY            590       August 1, 2004   B         N.A.        5.0      1.6
                         WVLK       FM     Lexington, KY           92.9       August 1, 2004    C1        850      100.0    100.0
                         WLTO       FM     Nicholasville, KY      102.5       August 1, 2004    A         400        2.0      2.0
                         WLRO       FM     Richmond, KY           101.5       August 1, 2004    C3        541       10.0     10.0
                         WXZZ       FM     Georgetown, KY         103.3       August 1, 2004    A         794        1.0      1.0
Laurel-Hattiesburg,
MS.....................  WHER       FM     Heidelberg, MS          99.3         June 1, 2004   C2         492       50.0     50.0
                         WFOR       AM     Hattiesburg, MS         1400         June 1, 2004    C        N.A.        1.0      1.0
                         WUSW       FM     Hattiesburg, MS        103.7         June 1, 2004    C        1057      100.0    100.0
                         WNSL       FM     Laurel, MS             100.3         June 1, 2004    C        1066      100.0    100.0
                         WEEZ       AM     Laurel, MS               890         June 1, 2004    B        N.A.       10.0      0.0
                         WJKX       FM     Ellisville, MS         102.5         June 1, 2004    C2        492       50.0     50.0
                         WMFM       FM     Petal, MS              106.3         June 1, 2004    A         400        1.8      0.0
Melbourne-Titusville-
Cocoa, FL..............  WHKR       FM     Rockledge, FL          102.7     February 1, 2004   C2         492       50.0     50.0
                         WAOA       FM     Melbourne, FL          107.1     February 1, 2004    C1        486      100.0    100.0
                         WTMS       AM     Melbourne, FL           1560     February 1, 2004    D        N.A.        5.0      0.0
Mobile, AL.............  WYOK       FM     Atmore, AL             104.1        April 1, 2004   C         1555      100.0    100.0
                         WGOK       AM     Mobile, AL               900        April 1, 2004    B        N.A.        1.0      0.4
                         WBLX       FM     Mobile, AL              92.9        April 1, 2004    C        1555       98.0     98.0
                         WDLT       FM     Chickasaw, AL           98.3        April 1, 2004    C2        548       40.0     40.0
                         WDLT       AM     Fairhope, AL             660        April 1, 2004    B        N.A.       10.0      0.0
Montgomery, AL.........  WMSP       AM     Montgomery, AL           740        April 1, 2004   B         N.A.       10.0      0.0
                         WNZZ       AM     Montgomery, AL           950        April 1, 2004    B        N.A.        1.0      0.4
                         WMXS       FM     Montgomery, AL         103.3        April 1, 2004    C        1096      100.0    100.0
                         WLWI       FM     Montgomery, AL          92.3        April 1, 2004    C        1096      100.0    100.0
                         WHHY       FM     Montgomery, AL         101.9        April 1, 2004    C        1096      100.0    100.0
                         WLWI       AM     Montgomery, AL          1440        April 1, 2004    B        N.A.        5.0      1.0
                         WXFX       FM     Prattville, AL          95.1        April 1, 2004    C2        476       50.0     50.0
Myrtle Beach, SC.......  WSYN       FM     Georgetown, SC         106.5     December 1, 2003   C2         492       50.0     50.0
                                           Pawley's Island,
                         WDAI       FM     SC                      98.5     December 1, 2003    A         328        6.0      6.0
                         WJXY       FM     Conway, SC              93.9     December 1, 2003    A         420        3.7      3.7
                         WXJY       FM     Georgetown, SC          93.7     December 1, 2003    A         328        6.0      6.0
                         WJXY       AM     Conway, SC              1050     December 1, 2003    B        N.A.        5.0      0.5
                         WSEA       FM     Atlantic Beach, SC     100.3     December 1, 2003    A         476        2.6      2.6
Florence-Muscle Shoals,
AL.....................  WVNA       FM     Muscle Shoals, AL      105.5        April 1, 2004   A          742        1.1      1.1
                         WLAY       AM     Muscle Shoals, AL       1450        April 1, 2004    C        N.A.        1.0      1.0
                         WKGL       FM     Russellville, AL        97.7        April 1, 2004    A         430        3.5      3.5
                         WLAY       FM     Tuscumbia, AL          100.3        April 1, 2004    C1        246      100.0    100.0
                         WVNA       AM     Tuscumbia, AL           1590        April 1, 2004    B        N.A.        5.0      1.0
Pensacola, FL..........  WWRO       FM     Pensacola, FL          100.7     February 1, 2004   C         1555      100.0    100.0
                         WCOA       AM     Pensacola, FL           1370     February 1, 2004    B        N.A.        5.0      5.0
                         WZRO       FM     Gulf Breeze, FL        106.1     February 1, 2004    A         436        3.9      3.9
Salisbury-Ocean City,
MD.....................  WLVW       FM     Salisbury, MD          105.5      October 1, 2003   A          384        2.1      2.1
                         WLBW       FM     Fenwick Island, DE      92.1       August 1, 2006    A         308        6.0      6.0
                         WQHQ       FM     Salisbury, MD          104.7      October 1, 2003    B         610       33.0     33.0
                         WTGM       AM     Salisbury, MD            960      October 1, 2003    B        N.A.        5.0      5.0
                         WOSC       FM     Bethany Beach, DE       95.9      October 1, 2003    B1        377       18.8     18.8
                         WWFG       FM     Ocean City, MD          99.9      October 1, 2003    B         315       50.0     50.0

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---     -----
                         WSBY       FM     Salisbury, MD           98.9      October 1, 2003    A         325        6.0      6.0
                         WJDY       AM     Salisbury, MD           1470      October 1, 2003    B        N.A.        5.0      0.0
Savannah, GA...........  WJCL       FM     Savannah, GA            96.5        April 1, 2004   C         1161      100.0    100.0
                         WIXV       FM     Savannah, GA            95.5        April 1, 2004    C1        856      100.0    100.0
                         WSIS       FM     Springfield, GA        103.9        April 1, 2004    A         328        6.0      6.0
                         WBMQ       AM     Savannah, GA             630        April 1, 2004    B        N.A.        5.0      5.0
                         WEAS       FM     Savannah, GA            93.1        April 1, 2004    C1        981       97.0     97.0
                         WJLG       AM     Savannah, GA             900        April 1, 2004    B        N.A.        4.4      0.2
                         WZAT       FM     Savannah, GA           102.1        April 1, 2004    C        1306      100.0    100.0
Tallahassee, FL........  WHBX       FM     Tallahassee, FL         96.1     February 1, 2004   C2         479       37.0     37.0
                         WBZE       FM     Tallahassee, FL         98.9     February 1, 2004    C1        604      100.0    100.0
                         WHBT       AM     Tallahassee, FL         1410     February 1, 2004    B        N.A.        5.0      0.0
                         WWLD       FM     Tallahassee, FL        106.1     February 1, 2004    A         328        6.0      6.0
                         WGLF       FM     Tallahassee, FL        104.1     February 1, 2004    C        1394       90.0     90.0
Tupelo, MS.............  WESE       FM     Baldwyn, MS             92.5         June 1, 2004   A          328        5.4      5.4
                         WTUP       AM     Tupelo, MS              1490         June 1, 2004    C        N.A.        1.0      1.0
                         WNRX       AM     Tupelo, MS              1060         June 1, 2004    B        N.A.        9.6      0.0
                         WWZD       FM     New Albany, MS         106.7         June 1, 2004    C2        656       28.0     28.0
                         WWKZ       FM     Aberdeen, MS           105.3         June 1, 2004    C2        673       28.0     28.0
Wilmington, NC.........  WWQQ       FM     Wilmington, NC         101.3     December 1, 2003   C2         545       40.0     40.0
                         WGNI       FM     Wilmington, NC         102.7     December 1, 2003    C1        981      100.0    100.0
                         WMNX       FM     Wilmington, NC          97.3     December 1, 2003    C1        883      100.0    100.0
                         WKXS       FM     Leland, NC              94.1     December 1, 2003    A         148        5.0      5.0
                         WAAV       AM     Leland, NC               980     December 1, 2003    B        N.A.        5.0      5.0
SOUTHWEST REGION
Abilene, TX............  KCDD       FM     Hamlin, TX             103.7       August 1, 2005   C1         745      100.0    100.0
                         KBCY       FM     Tye, TX                 99.7       August 1, 2005    C         984       98.0     98.0
                         KKHR       FM     Abilene, TX            106.3       August 1, 2005    C2        492       50.0     50.0
                         KHXS       FM     Merkel, TX             102.7       August 1, 2005    C1       1148       66.0     66.0
Amarillo, TX...........  KZRK       FM     Canyon, TX             107.9       August 1, 2005   C1         476      100.0    100.0
                         KZRK       AM     Canyon, TX              1550       August 1, 2005    B        N.A.        1.0      0.2
                         KARX       FM     Claude, TX              95.7       August 1, 2005    C1        390      100.0    100.0
                         KPUR       AM     Amarillo, TX            1440       August 1, 2005    B        N.A.        5.0      1.0
                         KPUR       FM     Canyon, TX             107.1       August 1, 2005    A         315        6.0      6.0
                         KQIZ       FM     Amarillo, TX            93.1       August 1, 2005    C1        699      100.0    100.0
Beaumont-Port Arthur,
TX.....................  KAYD       FM     Beaumont, TX            97.5       August 1, 2005   C         1200      100.0    100.0
                         KQXY       FM     Beaumont, TX            94.1       August 1, 2005    C        1099      100.0    100.0
                         KQHN       AM     Nederland, TX           1510       August 1, 2005    B        N.A.        5.0      0.0
                         KIKR       AM     Beaumont, TX            1450       August 1, 2005    C        N.A.        1.0      1.0
                         KTCX       FM     Beaumont, TX           102.5       August 1, 2005    C2        492       50.0     50.0
Fayetteville, AR.......  KFAY       FM     Bentonville, AR         98.3         June 1, 2004   C1         617      100.0    100.0
                         KFAY       AM     Farmington, AR          1030         June 1, 2004    B        N.A.       10.0      1.0
                         KKEG       FM     Fayetteville, AR        92.1         June 1, 2004    C3        548        7.6      7.6
                         KAMO       FM     Rogers, AR              94.3         June 1, 2004    C2        692       25.1     25.1
                         KMCK       FM     Siloam Springs, AR     105.7         June 1, 2004    C1        476      100.0    100.0
                         KZRA       AM     Springdale, AR          1590         June 1, 2004    B        N.A.        2.5      0.1
                         KDAB       FM     Prairie Grove, AR       94.9         June 1, 2004    C2        761       21.0     21.0
Fort Smith, AR.........  KLSZ       FM     Van Buren, AR          102.7         June 1, 2004   C3         476       12.0     12.0
                         KOMS       FM     Poteau, OK             107.3         June 1, 2005    C        1811      100.0    100.0
                         KBBQ       FM     Fort Smith, AR         100.7         June 1, 2005    C2        459       50.0     50.0
                         KAYR       AM     Van Buren, AR           1060         June 1, 2005    D        N.A.        0.5      0.0
Grand Junction, CO.....  KBKL       FM     Grand Junction, CO     107.9        April 1, 2005   C         1460      100.0    100.0
                         KEKB       FM     Fruita, CO              99.9        April 1, 2005    C        1542       79.0     79.0
                         KMXY       FM     Grand Junction, CO     104.3        April 1, 2005    C        1460      100.0    100.0
                         KKNN       FM     Delta, CO               95.1        April 1, 2005    C        1424      100.0    100.0
                         KEXO       AM     Grand Junction, CO      1230        April 1, 2005    C        N.A.        1.0      1.0
Jonesboro, AR..........  KBTM       AM     Jonesboro, AR           1230         June 1, 2004   C         N.A.        1.0      1.0
                         KFIN       FM     Jonesboro, AR          107.9         June 1, 2004    C1       1060      100.0    100.0

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------              --------        ---------------     ---------   ---------------    -----   ---------    ---     -----
                         KIYS       FM     Jonesboro, AR          101.9         June 1, 2004    C         600       98.0     98.0
Killeen-Temple, TX.....  KLTD       FM     Temple, TX             101.7       August 1, 2005   C3         410       16.6     16.6
                         KOOC       FM     Belton, TX             106.3       August 1, 2005    C3        489       11.5     11.5
                         KOOV       FM     Copperas Cove, TX      103.1       August 1, 2005    C3        558        8.6      8.6
                         KYUL       FM     Harker Heights, TX     105.5       August 1, 2005    C2        577       36.0     36.0
                         KTEM       AM     Temple, TX              1400       August 1, 2005    C        N.A.        1.0      1.0
Lake Charles, LA.......  KKGB       FM     Sulphur, LA            101.3         June 1, 2004   C3         289       25.0     25.0
                         KBIU       FM     Lake Charles, LA       103.7         June 1, 2004    C1        469      100.0    100.0
                         KYKZ       FM     Lake Charles, LA        96.1         June 1, 2004    C        1204       97.0     97.0
                         KXZZ       AM     Lake Charles, LA        1580         June 1, 2004    B        N.A.        1.0      1.0
McAllen-Brownsville-
Harlingen, TX..........  KBFM       FM     Edinburg, TX           104.1       August 1, 2005   C         1001      100.0    100.0
                         KTEX       FM     Brownsville, TX        100.3       August 1, 2005    C        1125      100.0    100.0
Odessa-Midland, TX.....  KBAT       FM     Midland, TX             93.3       August 1, 2005   C1         440      100.0    100.0
                         KODM       FM     Odessa, TX              97.9       August 1, 2005    C1       1000      100.0    100.0
                         KNFM       FM     Midland, TX             92.3       August 1, 2005    C         984      100.0    100.0
                         KGEE       FM     Monahans, TX            99.9       August 1, 2005    C1        574       98.0     98.0
                         KMND       AM     Midland, TX             1510       August 1, 2005    B        N.A.        2.4      0.0
                         KRIL       AM     Odessa, TX              1410       August 1, 2005    B        N.A.        1.0      1.0
Shreveport, LA.........  KMJJ       FM     Shreveport, LA          99.7         June 1, 2004   C2         463       50.0     50.0
                         KRMD       FM     Shreveport, LA         101.1         June 1, 2004    C        1119       98.0     98.0
                         KRMD       AM     Shreveport, LA          1340         June 1, 2004    C        N.A.        1.0      1.0
Wichita Falls, TX......  KLUR       FM     Wichita Falls, TX       99.9       August 1, 2005   C1         830      100.0    100.0
                         KQXC       FM     Wichita Falls, TX      102.5       August 1, 2005    A         312        4.5      4.5
                         KYYI       FM     Burkburnett, TX        104.7       August 1, 2005    C        1017      100.0    100.0
                         KOLI       FM     Electra, TX             94.9       August 1, 2005    C2        492       50.0     50.0
NORTHEAST REGION
Augusta-Waterville,
ME.....................  WABK       FM     Gardiner, ME           104.3        April 1, 2006   B          371       50.0     50.0
                         WKCG       FM     Augusta, ME            101.3        April 1, 2006    B         322       50.0     50.0
                         WIGY       FM     Madison, ME             97.5        April 1, 2006    A         328        6.0      6.0
                                           Boothbay Harbor,
                         WCME       FM     ME                      96.7        April 1, 2006    B1        417       15.5     15.5
                         WFAU       AM     Gardiner, ME            1280        April 1, 2006    B        N.A.        5.0      5.0
                         WTOS       FM     Skowhegan, ME          105.1        April 1, 2006    C         243       50.0     50.0
                         WCTB       FM     Fairfield, ME           93.5        April 1, 2006    C3        499       10.5     10.5
                         WSKW       AM     Skowhegan, ME           1160        April 1, 2006    B        N.A.       10.0      7.3
Bangor, ME.............  WQCB       FM     Brewer, ME             106.5        April 1, 2006   C         1079       98.0     98.0
                         WBZN       FM     Old Town, ME           107.3        April 1, 2006    C2        436       50.0     50.0
                         WWMJ       FM     Ellsworth, ME           95.7        April 1, 2006    B        1030       11.5     11.5
                         WEZQ       FM     Bangor, ME              92.9        April 1, 2006    B         787       20.0     20.0
                         WDEA       AM     Ellsworth, ME           1370        April 1, 2006    B         5.0        5.0      5.0
WEST REGION
Eugene-Springfield,
OR.....................  KNRQ       FM     Creswell, OR            95.3     February 1, 2006   C3        1207        0.7      0.7
                         KNRQ       AM     Eugene, OR              1320     February 1, 2006    D        N.A.        1.0      0.1
                         KZEL       FM     Eugene, OR              96.1     February 1, 2006    C        1093      100.0    100.0
                         KUGN       AM     Eugene, OR               590     February 1, 2006    B        N.A.        5.0      5.0
                         KEHK       FM     Brownsville, OR        102.3     February 1, 2006    C1        919      100.0    100.0
                         KKTT       FM     Eugene, OR              97.9     February 1, 2006    C        1011      100.0    100.0
Oxnard-Ventura, CA.....  KVEN       AM     Ventura, CA             1450     December 1, 2005   C         N.A.        1.0      1.0
                         KHAY       FM     Ventura, CA            100.7     December 1, 2005    B        1211       39.0     39.0
                         KBBY       FM     Ventura, CA             95.1     December 1, 2005    B         876       12.3     12.3
Santa Barbara, CA......  KMGQ       FM     Santa Barbara, CA       97.5     December 1, 2005   B         2920       16.0     16.0
                         KKSB       FM     Goleta, CA             106.3     December 1, 2005    A         827        0.2      0.2
                         KRUZ       FM     Santa Barbara, CA      103.3     December 1, 2005    B        2979      105.0    105.0

     We also own and operate five radio stations in various locations throughout the English-speaking Eastern Caribbean, including Trinidad, St. Kitts-Nevis, St. Lucia, Montserrat and Antigua-Barbuda, and we have been granted licenses for FM stations covering Barbados and Tortola, British Virgin Islands.

     Regulatory Approvals. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, financial qualifications of the licensee, the "character" of the licensee and those persons holding "attributable" interests in the licensee, and compliance with the Communications Act's limitation on non-U.S. ownership, as well as compliance with other FCC rules and policies, including programming and filing requirements. The FCC also reviews the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity as discussed below. Petitions to deny have been filed, and are currently pending against acquisitions in four markets, alleging that those acquisitions would result in excessive market concentration or other violations of the Communications Act or FCC rules and polices. See "-- Antitrust and Market Concentration Considerations."

     Ownership Matters. Under the Communications Act, we are restricted to having no more than one-fourth of our stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take appropriate steps to monitor the citizenship of our shareholders, such as through representative samplings on a periodic basis, to provide a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.

     The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of radio broadcast stations and television broadcast stations serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. The Telecom Act and the FCC's broadcast multiple ownership rules also restrict the number of radio stations one person or entity may own, operate or control on a local level.

     None of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations or precludes consummation of our pending acquisitions. These FCC rules and policies will limit the number of additional stations that we may acquire in the future in our markets.

     Because of these multiple and cross ownership rules, a purchaser of our voting stock which acquires an "attributable" interest in us (as discussed below) may violate the FCC's rules if such purchaser also has an attributable or interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of Cumulus violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable, interests held by a person or entity. A person or entity can have such an interest in a radio station, television station or daily newspaper by being an officer, director, partner or shareholder of a company that owns that station or newspaper. Whether that interest is subject to the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the "owner" of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

     With respect to a corporation, officers, directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock (10% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers the corporation owns. As discussed below, a local marketing agreement with another station also may result in an attributable interest. See "-- Local Marketing Agreements."

     With respect to a partnership (or limited liability company), the interest of a general partner is attributable, as is the interest of any limited partner (or limited liability company member) who is "materially involved" in the media-related activities of the partnership (or limited liability company). Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, limited partnership or limited liability company interests where the limited partner or member is not "materially involved" in the media-related activities of the partnership or limited liability company, and where the limited partnership agreement or limited liability company agreement expressly "insulates" the limited partner or member from such material involvement, and minority (under 5%) voting stock, generally do not subject their holders to attribution, except that non-voting equity and debt interests which in the aggregate constitute 33% or more of a licensee's total equity and debt capitalization are considered attributable in certain circumstances.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Broadcasters are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short-term" (less than the maximum term) renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Local Marketing Agreements. A number of radio stations, including certain of our stations, have entered into what are commonly referred to as "local marketing agreements" or "time brokerage agreements." In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws, the Communications Act, and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains ultimate responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies.

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

     Proposed Changes. The FCC, in 1997, awarded two licenses for the provision of satellite-delivered digital audio radio services. Under rules adopted for this service, licensees must begin operating within four years, and must be operating their entire system within six years. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital audio broadcasting following industry analysis of technical standards and has invited and received comments on a petition requesting the FCC to initiate rule making with respect to digital audio broadcasting.

     In January 2000, the FCC released a Report and Order adopting rules for a new low power FM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. The FCC has limited ownership and operation of low power FM stations to persons and entities which do not currently have an attributable interest in any FM station and has required that low power FM stations be operated on a non-commercial educational basis. Various parties have appealed the FCC's decision in the Report and Order. We cannot predict what impact low power FM radio will have on our operations. Adverse effects of a new low power FM service on our operations could include interference with our stations, competition by low power stations for listeners and revenues, and a lower likelihood the

Company's stations could be permitted to commence digital audio broadcasting operations on their existing frequencies at some future time.

     In addition, from time to time Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenues for our radio stations, and affect the ability of Cumulus to acquire additional radio stations or finance such acquisitions.

     The foregoing is a brief summary of certain provisions of the Communications Act, the Telecom Act and specific FCC rules and policies. This description does not purport to be comprehensive, and reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

     Antitrust and Market Concentration Considerations. Certain of our pending acquisitions which meet specified size thresholds are subject to applicable waiting periods and possible review under the HSR Act by the Department of Justice or the Federal Trade Commission, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The Department of Justice has been active in its review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs and other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

     We are aware that the Department of Justice has commenced, and subsequently discontinued, investigations of several acquisitions and pending acquisitions by Cumulus. The Department of Justice can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending acquisitions are not or will not be the subject of an investigation or enforcement action by the Department of Justice or the Federal Trade Commission. Similarly, there can be no assurance that future acquisitions will not be the subject of such investigation or action, or that the Department of Justice, the Federal Trade Commission or the FCC will not prohibit such acquisitions, require that they be restructured, or require that the Company divest stations it already owns in a particular market. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     In addition, where acquisitions would result in certain local radio advertising revenue concentration thresholds being met, the FCC staff has a policy of reviewing applications for proposed radio station acquisitions with respect to local market concentration concerns and specifically invites public comments on such applications. Such policy may help trigger petitions to deny and informal objections against FCC applications for certain pending acquisitions and future acquisitions. Specifically, the FCC staff has stated publicly that it will review proposed acquisitions with respect to local radio market concentration if publicly available sources indicate that, following such acquisitions, one party would receive 50% or more of the radio advertising revenues in such local radio market, or that any two parties would together receive 70% or more of such revenues, notwithstanding that the proposed acquisitions would comply with the station ownership limits in the Telecom Act and the FCC's multiple ownership rules. The FCC places a specific notation on the public notices with respect to proposed radio station acquisitions that it believes may raise local market concentration concerns inviting public comment on such matters, and in some cases may request additional information with respect to such acquisitions. The FCC has placed such notations on the public notices with respect to a number of pending acquisitions, and there can be no assurance that the FCC will ultimately approve any such acquisition. Competitors have also filed petitions to deny which are currently pending before the FCC on the basis of market concentration and/or other alleged non-compliance with the Communications Act and FCC rules and policies in four markets (Columbus-Starkville, Mississippi; Columbus, Georgia; Wilmington, North Carolina; and Topeka, Kansas). All such petitions and FCC concerns regarding market concentration must be resolved before FCC approval can be obtained and the acquisitions consummated. In addition, the FCC has indicated that it may propose new rules to define a "market" for purposes of the local radio station ownership limits in the Telecom Act and the FCC's multiple ownership rules, which if adopted potentially could reduce the number of stations that Cumulus would be allowed to acquire in some markets.

     As part of its ongoing scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under LMAs, joint sales agreements and other similar agreements customarily entered into in connection with radio station ownership transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. In connection with acquisitions subject to the waiting period under the HSR Act, we will not commence operation of any affected station to be acquired under an LMA or similar agreement until the waiting period has expired or been terminated.

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

     At December 31, 1999, the Company owned studio facilities in forty-five markets and it owned transmitter and antenna sites in fifty-five markets. We lease additional studio and office facilities in forty-nine markets and additional transmitter and antenna sites in thirty-two markets. In addition, the Company leases corporate office space in Atlanta, GA, Chicago, IL, and Milwaukee, WI, which in the aggregate approximates 23,200 sq.ft. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

     No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named as a defendant in the following six class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; and (6) Pleatman v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, have also been named as defendants. The complaints have all been filed in the United States District Court for the Eastern District of Wisconsin. They were filed as class actions on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between May 11, 1999 and March 16, 2000.

     The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seek unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition as a result of the restatement on March 16, 2000 of the Company's results for the first three quarters of 1999. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of Cumulus Media stock was artificially inflated.

     In 1999, the Company was served with a complaint filed in state court in New York, seeking approximately $1.9 million in damages arising from the Company's alleged breach of national representation agreements. The action is currently in discovery.

     In 1999, the Company was served with a complaint filed in county court in Alabama alleging that in August 1997, an employee of Colonial Broadcasting, Inc., which we acquired in July 1998, was at fault in connection with an automobile accident. The plaintiff is seeking $8.5 million damages. We believe we have a right to indemnification from the sellers of Colonial Broadcasting under the related purchase agreement. The sellers' insurance company has assumed the defense of the matter.

     In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of shareholders of the Company was held on November 2, 1999. Richard W. Weening, Lewis W. Dickey, Jr., William M. Bungeroth, Robert H. Sheridan, III, Ralph B. Everett and Eric P. Robison were elected as directors of the Company, each to hold office until the next annual meeting of shareholders or until his successor has been elected and qualified, subject to earlier resignation and removal. The shareholders approved the selection of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 1999. The shareholders approved the Company's 1998 Amended and Restated Employee Stock Purchase Plan, the Company's 1999 Stock Incentive Plan, and the Company's 1999 Executive Stock Incentive Plan. The shareholders also approved two amendments to the Company's Amended and Restated Articles of Incorporation; increasing the number of authorized shares of Common Stock from 50 million to 100 million, and providing for the staggered terms of directors by dividing the Board of Directors into three groups, designated as Class I (William M. Bungeroth and Ralph B. Everett), Class II (Robert H. Sheridan, III and Eric P. Robison) and Class III (Richard W. Weening and Lewis W. Dickey, Jr.).

     The results of voting at the annual meeting of the shareholders were as follows:

     Proposal No. 1 (Election of Directors)

NOMINEE                          FOR       ABSTAIN/ WITHHELD
-------                       ----------   -----------------
Richard W. Weening........    35,858,011             143,400
Lewis W. Dickey, Jr.......    35,868,576             132,835
William B. Bungeroth......    35,869,036             132,375
Robert H. Sheridan, III...    35,984,356              17,055
Ralph B. Everett..........    35,868,711             132,700
Eric P. Robison...........    35,984,356              17,055

     Proposal No. 2 (Selection of PricewaterhouseCoopers LLP as Independent Auditors for the year ending December 31, 1999)

   FOR       AGAINST   ABSTAIN/ WITHHELD
----------   -------   -----------------
34,024,027      0              0

     Proposal No. 3 (the Company's 1998 Amended and Restated Employee Stock Purchase Plan)

   FOR       AGAINST   ABSTAIN/ WITHHELD
----------   -------   -----------------
33,995,137      0              0

     Proposal No. 4 (the Company's 1999 Stock Incentive Plan)

   FOR       AGAINST   ABSTAIN/ WITHHELD
----------   -------   -----------------
33,459,852      0              0

     Proposal No. 5 (the Company's 1999 Executive Stock Incentive Plan) For Withhold/Against Exceptions/Abstain

   FOR       AGAINST   ABSTAIN/ WITHHELD
----------   -------   -----------------
28,389,097      0              0

     Proposal No. 6 (amendments to the Company's Amended and Restated Articles of Incorporation increasing the number of authorized shares of Common Stock from 50 million to 100 million)

   FOR       AGAINST   ABSTAIN/ WITHHELD
----------   -------   -----------------
34,997,233      0              0

     Proposal No. 7 (amendments to the Company's Amended and Restated Articles of Incorporation providing for the staggered terms of directors by dividing the Board of Directors into three groups, designated as Class I, Class II and Class
III)

   FOR       AGAINST   ABSTAIN/ WITHHELD
----------   -------   -----------------
27,123,387      0              0

     Effective March 16, 2000, William M Bungeroth left his position as President and Director of the Company. As a result, as of March 17, 2000 there has been a vacancy on the Company's Board of Directors which as of the date of this Form 10-K has not been filled through the election of another qualified director.

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

YEAR                                                              HIGH      LOW
----                                                              ----      ---
1998
      Third Quarter..........................................    $17.88    $ 7.75
      Fourth Quarter.........................................    $17.25    $ 4.88
1999
      First Quarter..........................................    $17.88    $ 9.75
      Second Quarter.........................................    $21.88    $13.25
      Third Quarter..........................................    $32.69    $20.00
      Fourth Quarter.........................................    $53.00    $29.25
2000
      First Quarter..........................................    $50.38    $13.06
      Second Quarter (through April 7th).....................    $14.63    $13.75

     As of March 31, 2000, there were approximately 123 holders of record of the Class A Common Stock.

     The Company has not declared or paid any cash dividends on its Class A Common Stock since its inception and does not currently anticipate paying any cash dividends on its Class A Common Stock in the foreseeable future. The Company intends to retain future earnings for use in its business. The Company is currently subject to restrictions under the terms of the Credit Facility (as defined herein), the indenture (the "Indenture") governing the Notes (as defined herein) and the certificate of designations (the "Certificate of Designations") governing the 13.75% Series A Cumulative Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock") that limit the amount of cash dividends that may be paid on its Class A Common Stock. The Company may pay cash dividends on its Class A Common Stock in the future only if certain financial tests set forth in the Credit Facility, the Indenture and the Certificates of Designation are met and only if it fulfills its obligations to pay dividends to the holders of its Series A Preferred Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (DOLLARS IN THOUSANDS)

     The selected consolidated historical financial data presented below has been derived from the audited consolidated financial statements of Cumulus Media Inc. as of and for the years ended December 31, 1999 and 1998 and the period from inception on May 22, 1997 to December 31, 1997. The consolidated historical financial data of Cumulus Media Inc. are not comparable from year to year because of the acquisition and disposition of various radio stations by the Company during the periods covered. This data should be read in conjunction with the audited, consolidated financial statements of Cumulus Media Inc., the related notes thereto, as set forth in Part II, Item 8 and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" set forth in Part II, Item 7 herein.

                                                                                          PERIOD FROM
                                                              YEAR           YEAR        INCEPTION ON
                                                             ENDED          ENDED       MAY 22, 1997 TO
                                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                              1999           1998            1997
                                                          ------------   ------------   ---------------
Net revenues............................................   $ 180,019      $  98,787        $  9,163
Station operating expenses excluding depreciation and
  amortization..........................................     133,328         72,154           7,147
Depreciation and amortization...........................      32,564         17,180           1,671
LMA fees................................................       4,165          2,404              --
Corporate general and administrative expenses(1)........       8,204          5,607           1,276
Non-cash stock compensation expense.....................          --             --           1,689
                                                           ---------      ---------        --------
Operating income (loss).................................       1,758          1,442          (2,620)
Net interest expense....................................      22,877         13,178             837
Loss before extraordinary item..........................     (13,622)        (6,910)         (3,578)
Extraordinary loss on early extinguishment of debt......          --         (1,104)             --
Preferred stock dividends, accretion of discount and
  redemption premium....................................      23,790         13,591             274
Net loss attributable to common stockholders............   $ (37,412)     $ (21,605)       $ (3,852)
Basic and diluted loss per common share.................   $   (1.50)     $   (1.34)       $   (.31)
OTHER FINANCIAL DATA:
Broadcast Cash Flow.....................................   $  46,691      $  26,633        $  2,016
EBITDA..................................................      38,487         21,026             740
Net cash used in operating activities...................     (13,664)        (4,653)         (1,887)
Net cash used in investing activities...................    (192,105)      (351,025)        (95,100)
Net cash provided by financing activities...............     400,445        378,990          98,560
BALANCE SHEET DATA:
Total assets............................................   $ 918,156      $ 517,631        $110,441
Long-term debt (including current portion)..............     285,247        222,767          42,801
Preferred stock subject to mandatory redemption.........     102,732        133,741          13,426
Stockholders' equity....................................     491,710        130,822          49,976

(1) Excluding noncash stock compensation expense of $1,689 shown below.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements appearing in pages F-1 through F-23 in this Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein.

OVERVIEW

     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Unless otherwise indicated, amounts set forth herein are expressed in thousands.

     We commenced operations in May 1997. For the period from our inception through December 31, 1999, we purchased or entered into local marketing, management and consulting agreements with a total of 305 stations in 60 U.S. markets and five stations and obtained a license to commence operations on one station in the Caribbean market. The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements.

     We currently own and operate 226 stations in 46 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 90 stations in 32 U.S. markets. We are the third largest radio broadcasting company in the U.S. based on number of stations and believe we will be the second largest such company following completion of the acquisition of AMFM by Clear Channel. We believe we are the eighth largest radio broadcasting company in the U.S. based on 1999 pro forma net revenues and believe we will be the seventh largest such company following completion of the Clear Channel/AMFM acquisition. We will own and operate a total of 324 radio stations (228 FM and 96 AM) in 64 U.S. markets upon consummation of our pending acquisitions.

ADVERTISING REVENUE AND BROADCAST CASH FLOW

     Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station's financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was immaterial during the twelve months ended December 31, 1999 and 1998, and for the period from our inception on May 22, 1997 through December 31, 1997. We will seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station's sales staff. During the twelve months ended December 31, 1999 and 1998 and for the period from our inception on May 22, 1997 through December 31, 1997 approximately 89%, 88% and 88%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company.

     Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Salisbury-Ocean City, Maryland and Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all.

     Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management.

     The performance of radio station groups, such as ours, is customarily measured by the ability to generate broadcast cash flow. Broadcast cash flow consists of operating income (loss) before depreciation and amortization, LMA fees, corporate general and administrative expenses and non-cash stock compensation expense. EBITDA consists of operating income (loss) before depreciation and amortization, LMA fees and non-cash stock compensation expense. Broadcast Cash Flow and EBITDA, as defined by us, may not be comparable to similarly titled measures used by other companies. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful to an investor in evaluating us because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or a measures of liquidity or profitability.

RESULTS OF OPERATIONS

     Management's discussion and analysis of results of operations for the years ended December 31, 1999, 1998 and 1997 have been presented on an historical basis. Additionally, for net revenue, operating expenses, and operating income before depreciation and amortization we have included management's discussion and analysis of results of operations on a pro forma basis. The pro forma results for 1999 compared to 1998 assume all of the acquisitions described in
Item I, Part I of this report had occurred on January 1, 1998. The pro forma results for 1998 compared to 1997 assume all of the acquisitions consummated in 1998 had occurred on January 1, 1997.

YEAR ENDED DECEMBER 31, 1999 VERSUS THE YEAR ENDED DECEMBER 31, 1998.

     Net Revenues. Net revenues increased $81.2 million, or 82.2%, to $180.0 million for the twelve months ended December 31, 1999 from $98.8 million for the twelve months ended December 31, 1998. This increase was primarily attributable to the acquisition of radio stations and revenues generated from local marketing, management and consulting agreements entered into during the year ended December 31, 1999.

     In addition, on a same station basis, net revenue for the 195 stations in 36 markets operated for at least a full year increased $21.2 million or 16.2% to $152.3 million for the twelve months ending December 31, 1999, compared to net revenues of $131.1 million for the twelve month period ending December 31, 1998. The increase in same station net revenue is the result of additional local revenue generated from improved spot utilization from the sale of radio spots, combined with increases in promotional and event revenue.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $61.2 million, or 84.5%, to $133.3 million for the twelve months ending December 31, 1999 from $72.2 million for the twelve months ending December 31, 1998. This increase was primarily attributable to the acquisition of radio stations and operating expenses incurred from local marketing, management and consulting agreements entered into during the year ended December 31, 1999.

     In addition, on a same station basis, for the 195 stations in 36 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $13.9 million, or 14.1%, to $112.5 million for the twelve months ending December 31, 1999 compared to $98.6 million for the twelve months ending December 31, 1998. The increase in same station operating expenses excluding depreciation, amortization and LMA fees are attributable to the additional sales and programming personnel added in substantially all of the markets we operated during the year, in addition to the increased variable selling costs, and promotional and event costs associated with additional same station net revenue discussed above.

     Depreciation and Amortization. Depreciation and amortization increased $15.4 million, or 89.5%, to $32.6 million for the twelve month period ending December 31, 1999 compared to $17.2 million for the twelve month period ending December 31, 1998. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated during 1999 and a full year of depreciation and amortization on radio station acquisitions consummated during 1998.

     LMA Fees. LMA fees increased $1.8 million, or 73.3 %, to $4.2 million for the twelve months ending December 31, 1999 from $ 2.4 million for the twelve months ending December 31, 1998. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations during 1999.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $2.6 million, or 46.3%, to $8.2 million for the twelve months ending December 31, 1999 compared to $5.6 million for the twelve months ended December 31, 1998. The increase in corporate general and administrative expense was primarily attributable to corporate resources added during 1999 to effectively manage the Company's growing radio station portfolio.

     Other Expense (Income). Interest expense, net of interest income, increased by $9.7 million, or 73.6%, to $22.9 million for the twelve months ending December 31, 1999 compared to $13.2 million for the twelve months ended December 31, 1998. This increase was primarily attributable to higher debt levels incurred to finance the Company's acquisitions. Additionally, our borrowing rates increased 162.3 basis points over the second half of 1999 as a result of increases in the underlying Eurodollar Base Rate as defined in the Company's Credit Facility.

     Income Tax Expense (Benefit). Subsequent to the end of 1999 as part of our year end tax review, we determined that due to the existence of offsetting deferred tax liabilities the valuation allowance against deferred tax assets established in 1998 was no longer required. As a result, in April 2000 the Company restated its results for 1998 and recorded tax benefits for the years ended December 31, 1999 and 1998 in the amounts of $6.9 million and $5.6 million, respectively. The $1.3 million or 23.2% increase in the tax benefit for the year ended December 31, 1999 compared to the year ended December 31, 1998 is primarily attributable to a $8.8 million, or 74.5%, increase in our loss before income taxes for the year ended December 31, 1999 compared to the year ended December 31, 1998.

     Preferred Stock Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock increased $10.2 million, or 75.0%, to $23.8 million for the twelve months ending December 31, 1999 compared to $13.6 million for the twelve months ended December 31, 1998. This increase was attributable to the issuance of dividend shares paid in kind on the Company's Series A Preferred Stock for the quarters ending March 31, June 30, September 30 and December 31, 1999, and a $6.0 million redemption premium paid on October 1, 1999 on the redemption of 43,750 shares of the Company's Series A Preferred Stock.

     Net Income (Loss) Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock increased $15.8 million, or 73.2%, to $37.4 million for the twelve months ending December 31, 1999 compared to $21.6 million for the twelve months ended December 31, 1998.

     Broadcast Cash Flow. As a result of the factors described above, Broadcast Cash Flow increased $20.1 million, or 75.3%, to $46.7 million for the twelve months ending December 31, 1999 compared to $26.6 million for the twelve months ended December 31, 1998.

     EBITDA. As a result of the factors described above, EBITDA increased $17.5 million, or 83.0%, to $38.5 million for the twelve months ending December 31, 1999 compared to $21.0 million for the twelve months ended December 31, 1998.

PRO FORMA -- YEAR ENDED DECEMBER 31, 1999 VERSUS THE YEAR ENDED DECEMBER 31,
1998

     The pro forma results for 1999 compared to 1998 presented below assume that the 305 radio stations owned or operated by the Company for any portion of 1999 were acquired effective January 1, 1998.

                                                     YEAR ENDED           YEAR ENDED
                                                  DECEMBER 31, 1999    DECEMBER 31, 1998
                                                  -----------------    -----------------
Net revenues..................................        $253,234             $230,184
Station operating expenses excluding
  depreciation and amortization and LMA
  fees........................................         186,208              171,220
                                                      --------             --------
Operating income before depreciation and
  amortization and LMA fees...................        $ 67,026             $ 58,964
                                                      ========             ========

     Net revenue for the year ended December 31, 1999 increased 10.0% to $253,234. Station operating expenses excluding depreciation, amortization and LMA fees for this twelve-month period increased 8.7% to $186,208. The majority of the increase in pro forma net revenue from 1998 to 1999 is due to an improvement in the utilization of advertising spot inventory at the station level during the calendar year. The majority of the increase in pro forma station operating expenses excluding depreciation, amortization and LMA fees is due to the increase in programming, promotion and selling expenses associated with the increase in personnel in the markets we operated during the year, along with the expenses associated with the additional spot, promotion and event revenue, and with the Company's operation of the radio stations subsequent to the respective acquisition dates.

YEAR ENDED DECEMBER 31, 1998 VERSUS THE PERIOD FROM INCEPTION ON MAY 22, 1997 THROUGH DECEMBER 31, 1997.

     The growth in net revenues from $9.2 million in 1997 to $98.8 million in 1998 and the growth in station operating expenses, excluding depreciation and amortization from $7.1 million in 1997 to $72.2 million in 1998 was primarily attributable to two factors: (1) we commenced operations on May 22, 1997, and only began acquiring radio stations during the second half of 1997; and (2) there were additional revenues, station operating expenses excluding depreciation and amortization, and depreciation and amortization expenses associated with the radio properties acquired during 1998.

     The tangible and intangible assets associated with the above mentioned radio station acquisitions account for the majority of the increase in historical depreciation and amortization from $1.7 million in 1997 to $17.2 million in 1998. LMA fees paid increased $2.4 million to $2.4 million in 1998 versus the period from inception to December 31, 1997. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations during 1998.

     The increase in corporate general and administrative expenses from $1.3 million in 1997 to $5.6 million in 1998 was directly attributable in part to the investment in additional corporate resources to effectively manage growth and our growing radio station portfolio. In addition, the increases in depreciation and amortization and corporate general and administrative expenses also reflect the effect of a full year of operations in 1998 as compared to a partial year of operations in 1997.

     The increase in net interest expense from $0.8 million in 1997 to $13.2 million in 1998 was primarily attributable to (1) additional borrowings under our term loan facilities to finance acquisitions, (2) the issuance the Notes on July 1, 1998 and the resulting greater average outstanding long term debt levels and (3) the incurrence of interest expense for a full year.

     Subsequent to the end of 1999 as part of our year end tax review, we determined that due to the existence of offsetting deferred tax liabilities the valuation allowance against deferred tax assets established in 1998 was not required. As a result, in April 2000 the Company restated its results for 1998 and recorded a tax benefit for the year ended December 31, 1998 in the amount of $5.6 million. The $5.6 million increase in the tax benefit for the year ended December 31, 1998 compared to the period from inception on May 22, 1997 to December 31, 1997 is primarily attributable to a $8.2 million increase in our loss before income taxes for the year ended December 31, 1998 compared to the period from inception on May 22, 1997 to December 31, 1997. See Restatement of Previously Issued Financial Statements below for additional detail on this matter.

     Preferred stock dividends increased $13.3 million as a result of the issuance of our Series A Preferred Stock on July 1, 1998. Additionally, on September 30, 1998, we recorded a one-time charge of $2.9 million associated with the accelerated accretion of discount on our 12% Class A Cumulative Preferred Stock that was exchanged for the Series A Preferred Stock.

     On March 2, 1998, we recorded an extraordinary loss of $1.8 million ($1.1 million net of tax benefit) related to the write-off of previously capitalized debt issuance costs related to our old credit facility. For 1998 the net loss attributable to common stockholders (including an extraordinary loss of $1.8 million and the one-time charge of $2.9 million) was $21.6 million. The growth in Broadcast Cash Flow from $2.0 million in 1997 to $26.6 million in 1998 was primarily attributable to the growth in net revenues, partially offset by the growth in station operating expenses, excluding depreciation and amortization as described above.

PRO FORMA -- YEAR ENDED DECEMBER 31, 1998 VERSUS THE YEAR ENDED DECEMBER 31,
1997.

     The pro forma results for 1998 compared to 1997 presented below assume that the 195 radio stations owned or operated by the Company for any portion of 1998 were acquired effective January 1, 1997.

                                                           YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1998            1997
                                                          ------------    ------------
Net revenues..........................................      $131,099        $116,987
Station operating expenses excluding depreciation and
  amortization and LMA fees...........................        98,533          92,216
                                                            --------        --------
Operating income before depreciation and amortization
  and LMA fees........................................      $ 32,566        $ 24,771
                                                            ========        ========

     Net revenue for the year ended December 31, 1998 increased 12.1% to $131,099. Station operating expenses excluding depreciation, amortization and LMA fees for this twelve-month period increased 6.9% to $98,533. The majority of the increase in pro forma net revenue from 1997 to 1998 is due to an improvement in the utilization of advertising spot inventory at the station level during the calendar year. The majority of the increase in pro forma station operating expenses excluding depreciation, amortization and LMA fees is due to the increase in programming, promotion and selling expenses associated with the increase in revenue, and with the Company's operation of the radio stations subsequent to the respective acquisition dates.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     Subsequent to the end of 1999 as part of our year end tax review, we determined that due to the existence of offsetting deferred tax liabilities the valuation allowance against deferred tax assets established in 1998 was not required. As a result, in April 2000 the Company restated its results for 1998 and recorded a tax benefit for the year ended December 31, 1998 in the amount of $5.6 million.

     The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statements of operations for the year ended December 31, 1998:

                                                   NET LOSS       EXTRAORDINARY
                          LOSS         TAX          BEFORE        LOSS ON EARLY                 EARNINGS
                         BEFORE     PROVISION    EXTRAORDINARY    EXTINGUISHMENT      NET         PER
                         TAXES      (BENEFIT)        ITEM            OF DEBT          LOSS       SHARE
                        --------    ---------    -------------    --------------    --------    --------
1998
As previously
  reported............  $(11,738)    $   126       $(11,864)         $(1,837)       $(13,701)    $(1.70)
Restatement associated
  with removal of
  deferred tax
  valuation
  allowance...........        --     $(4,954)      $  4,954          $   733        $  5,687     $ 0.36
                        --------     -------       --------          -------        --------     ------
As restated...........  $(11,738)    $(4,828)      $ (6,910)         $(1,104)       $ (8,014)    $(1.34)
                        ========     =======       ========          =======        ========     ======

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that availability under our credit facility, cash generated from operations and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

     For the twelve months ended December 31, 1999, net cash used in operations increased $9.0 million to $13.6 million from net cash used in operations of $4.6 million for the twelve months ended December 31, 1998. This increase was due primarily to the increase in our net loss in 1999 in addition to the additional investment in working capital made in connection with acquisitions completed during fiscal 1999.

     For the twelve months ended December 31, 1999, net cash used in investing activities decreased $158.9 million to $192.1 million from $351.0 million for the twelve months ended December 31, 1998. This decrease was due primarily to lower acquisition activity during fiscal 1999.

     For the twelve months ended December 31, 1999, net cash provided from financing activities increased $21.4 million to $400.4 million compared to $379.0 million during the twelve months ended December 31, 1998. This increase in net cash provided from financing activities during the twelve months ended December 31, 1999 was the result of the equity offerings described below.

     On July 27, 1999, we completed a follow-on public stock offering of 9,664,000 shares of our Class A Common Stock for $22.919 per share, after underwriter's discounts and commissions. The net proceeds of the offering were approximately $221.5 million. We used the net proceeds from the offering to redeem a portion of our Series A Preferred Stock, repay the principal amount of indebtedness outstanding under our old credit facility and fund the completion of a portion of our pending acquisitions. We sold an additional 1,449,600 shares of our Class A common stock as a result of the exercise of underwriters' overallotment option, for $22.919 per share, resulting in $33.2 million additional net proceeds to Cumulus.

     On November 18, 1999, the Company completed a follow-on, secondary public stock offering selling 4,700,000 (3,700,000 primary and 1,000,000 secondary) shares of its Class A Common Stock for $37.05 per share, after underwriter's discounts and commissions. The net proceeds of the offering were approximately $137.1 million. In addition, on November 24, 1999, the underwriters exercised their option to purchase an additional 204,000 shares of Class A Common Stock (102,000 primary shares and 102,000 secondary shares) at $37.05 per share. Exercise of the option resulted in an additional $3.8 million in net offering proceeds to the Company.

     Historical Acquisitions. During the year ended December 31, 1999, the Company completed twenty-two acquisitions across sixteen markets having an aggregate purchase price of $151.8 million. Additional acquisitions have been subsequently completed in 2000 in seven markets for an aggregate purchase price of $28.9 million. The sources of funds for these acquisitions were primarily the proceeds from the offering of the Company's equity securities.

     Pending Acquisitions. The aggregate purchase price of the pending acquisitions is expected to be approximately $584.0 million, consisting almost entirely of cash and net of a single market swap. We intend to finance the pending acquisitions with cash on hand, the proceeds of our Credit Facility or future credit facilities, and other to be identified sources. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

     We expect to consummate most of our pending acquisitions during the second, third and fourth quarters of 2000, although there can be no assurance that the transactions will be consummated within that time frame. In four of the markets in which there are pending acquisitions (Columbus-Starkville, MS; Columbus, GA, Wilmington, NC and Topeka, KS), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

     Sources of Liquidity. We financed our acquisitions primarily through the July 1999 and November 1999 equity financings described above and borrowings under our credit facilities.

     Our credit facility with Lehman Brothers Inc. as arranger, Barclays Capital, as syndication agent and Lehman Brothers Commercial Paper Inc., as administrative agent, consists of a seven-year revolving credit facility of $50.0 million, a revolving credit facility of $50.0 million that will convert into a seven-year term loan 364 days after closing, an eight-year term loan facility of $75.0 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following the closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following the closing.

     We have issued $160.0 million in aggregate principal amount of our Notes which have a maturity date of July 1, 2008. The Notes are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the Notes is payable semi-annually in arrears.

     We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until December 31, 1999, we issued an additional $23.1 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999.

     The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. On October 1, 1999 we used $51.3 million of the proceeds of our July 1999 offering of our Class A Common Stock to redeem a portion of our Series A Preferred Stock, including a $ 6.0 million redemption premium and $ 1.5 million in accrued and unpaid dividends as of the redemption date.

     The Indenture and the Certificate of Designation limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $150.0 million. As of December 31, 1999, we would be permitted, by the terms of the indenture and the certificate of designation, to incur approximately $125 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.

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

     As of January 1, 1998, we adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement 131 establishes new guidelines for identifying and reporting information about an entity's operating segments. This standard requires that management identify operating segments based upon the way management disaggregates the enterprise for making internal operating decisions. For the twelve months ending December 31, 1999 and 1998, Company management has maintained only one operating segment, radio broadcasting. As of and for the year ended December 31, 1999 the Company's investments in and operations of Cumulus Wireless Services Inc. and Cumulus Internet Services Inc. were inconsequential to the overall operations of the Company. As a result, they have not been accounted for as segments under this pronouncement. As the operations of Cumulus Wireless Services Inc. and Cumulus Internet Services Inc. develop, segment reporting may be required.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Statement 133 is amended by Statement 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," and is effective for years beginning after June 15, 2000. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for the Costs of Start Up Activities". SOP 98-5, effective for 1999, requires organization costs to be expensed as incurred. The Company's adoption of SOP-98-5 in 1999 had an immaterial effect on the results of operations for the year.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"),"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. During 1999, the Company capitalized $2,419 of software development costs in connection with the adoption of the statement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At December 31, 1999, approximately 44% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a two percentage point change in the 1999 average interest rate under these borrowings, it is estimated that the Company's 1999 interest expense and net income would have changed by $2.5 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

     The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations reported a net loss attributable to common stock of $377 for the year ended December 31, 1999.

     It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 1999 by an amount less than $100,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, appearing on pages F-1 through F-25 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

     The following table sets forth certain information with respect to the directors and executive officers and managers of the Company:

                 NAME                      AGE                         POSITION(S)
                 ----                      ---                         -----------
Richard W. Weening(1)..................    53     Executive Chairman, Treasurer and Director
Lewis W. Dickey, Jr.(1)................    37     Executive Vice Chairman and Director; President of
                                                    Cumulus Broadcasting, Inc.
Terrence Baun..........................    51     Director of Engineering
John Dickey............................    33     Executive Vice President, Programming
Terrence Leahy.........................    45     Secretary and General Counsel
Daniel O'Donnell.......................    40     Vice President, Finance
Jill Schmitt...........................    37     Vice President, Director of Facilities
Mini Srivathsa.........................    29     Director of Technology
Jeffrey J. Roznowski...................    42     Vice President and General Manager, Cumulus Wireless
                                                    Services, Inc.
Robert H. Sheridan, III(2)(3)..........    37     Director
Eric P. Robison(2)(3)..................    40     Director
Ralph B. Everett(3)....................    47     Director

-------------------------
(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

     RICHARD W. WEENING has served as our Executive Chairman, Treasurer and a Director since March 1998. Mr. Weening served as our Chairman from our inception on May 22, 1997 until March 1998. Mr. Weening was a founder and an initial investor in Cumulus Media, LLC through his ownership interest in CML Holdings LLC, an investment fund managed by QUAESTUS Management Corporation, a private equity investment and advisory firm specializing in information services and media and new media companies. QUAESTUS Management Corporation was also a Managing Member of Cumulus Media, LLC. Mr. Weening served as Chairman and Chief Executive Officer of Cumulus Media, LLC from its inception in April 1997 until its dissolution in June 1998. Mr. Weening founded QUAESTUS Management Corporation in 1989 and served as its Chairman and Chief Executive Officer until March 1998. See "Certain Relationships and Related Transactions." Mr. Weening has over 20 years experience as a chief executive officer and investor in the information and media industry including, text and reference book publishing and business magazine publishing, radio broadcasting, interactive information services and electronic commerce software and services. In 1985, Mr. Weening founded Caribbean Communications Company Ltd., a radio broadcasting company acquired by Cumulus in May 1997. He currently serves as a director of QUAESTUS Management Corporation and ARI Network Services, Inc. He holds a Bachelor of Arts degree from St. John's University.

     LEWIS W. DICKEY, JR. has served as our Executive Vice Chairman and a Director since March 1998 and was named President, Cumulus Broadcasting, Inc. on March 16, 2000. Mr. Dickey was a founder and an initial investor in Cumulus Media, LLC through his interest in CML Holdings LLC and owns 75% of the outstanding equity interests of DBBC of Georgia, LLC, which was a Managing Member of Cumulus Media, LLC. He served as Executive Vice Chairman and a Director of Cumulus Media, LLC from its inception in April 1997 until its dissolution in June 1998. Mr. Dickey is the founder and was President of Stratford Research, Inc. from September 1985 to March 1998 and owns 25% of the outstanding capital stock of Stratford Research, Inc. Stratford Research, Inc. is a strategy consulting and market research firm advising radio and television broadcasters as well as other media related industries. From January 1988 until March 1998, Mr. Dickey served as President and Chief Operating Officer of Midwestern Broadcasting Corporation, which operated two stations in Toledo, Ohio that were acquired by the Company in November 1997. See "Certain Relationships and Related Transactions." He also has an ownership interest (along with members of his family and Mr. Weening) in three stations in Nashville, Tennessee:
WQQK-FM, WNPL-FM and WVOL-AM. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise -- Building Radio Brands, published by the National Association of Broadcasters, one of the industry's leading texts on competition and strategy. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John Dickey.

     TERRENCE M. BAUN has served as our Director of Engineering and Vice President of Cumulus Broadcasting, Inc. since January 1998. Prior to joining Cumulus, Mr. Baun was President of Criterion Broadcast Services, a broadcast engineering technical support company serving clients in Wisconsin and Illinois, from January 1988 to January 1998. Prior to January 1988, he was Technical Director of Multimedia Broadcasting's Radio Division, and a Chief Engineer at several Milwaukee stations. Mr. Baun is certified by the Society of Broadcast Engineers ("SBE") as a Professional Broadcast Engineer and recently concluded two years of service as SBE President. He is a 20-year member of the Audio Engineering Society, and holds a Bachelor of Sciences degree from Marquette University.

     JOHN DICKEY is our Executive Vice President and Director of Programming. Mr. Dickey has served as Executive Vice President of Stratford Research, Inc. since June 1988. He served as Director of Programming for Midwestern Broadcasting from January 1990 to March 1998 and is a partner in Stratford Research, Inc. as well as an ownership interest (along with members of his family and Mr. Weening) in three stations in Nashville, Tennessee: WQQK-FM, WNPL-FM and WVOL-AM. Mr. Dickey also owns 25% of the outstanding capital stock of Stratford Research, Inc. and 25% of the outstanding equity interests of DBBC of Georgia, LLC. See "Certain Relationships and Related Transactions." Mr. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. Dickey is the brother of Lewis W. Dickey, Jr.

     TERRENCE J. LEAHY has served as our Secretary and General Counsel and Vice President of Cumulus Broadcasting, Inc. since March 1998. Prior to March 1998, Mr. Leahy served Cumulus in the same capacity as a Managing Director of QUAESTUS Management Corporation and Vice President of the Company. Mr. Leahy began his career practicing media, telecommunications and corporate law and litigation in Washington, D.C. with the law firms of Wilmer, Cutler & Pickering and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo. He joined QUAESTUS Management Corporation in April 1992 and was appointed General Counsel and Managing Director in January 1995. Mr. Leahy played a key role in the founding of Cumulus Media, LLC. He is an honors graduate of Princeton University, Harvard Law School, and the Executive MBA program at The Wharton School at the University of Pennsylvania.

     DANIEL O'DONNELL has served as our Vice President, Finance since June 1998 and our Director of Corporate Finance and Vice President of Cumulus Broadcasting, Inc. since March 1998. Prior to joining Cumulus in March 1998, Mr. O'Donnell was a Senior Vice President in the Corporate Finance Group of Heller Financial, Inc. from October 1994 to March 1998. Prior to joining Heller Financial Inc.'s Corporate Finance Group in 1992, Mr. O'Donnell held a number of offices within Heller Financial, Inc., including Vice President, Portfolio Manager for the Corporate Finance Group's media portfolio, Vice President of Heller's Corporate Asset Quality Group, and Vice President, Finance for Heller International Corporation. Prior to joining Heller Financial, Inc., Mr. O'Donnell was a manager and audit supervisor for Arthur Young & Company in the Chicago office, which he joined in 1982. Mr. O'Donnell holds a Bachelor of Arts degree in Accounting from Loyola University in Chicago, and is a Certified Public Accountant.

     JEFFREY ROZNOWSKI has served as Vice President and General Manager of Cumulus Wireless Services, Inc. since December 1998. Prior to joining Cumulus, Mr. Roznowski had an 18-year career with Ameritech Corp. where he held a variety of engineering, financial, and operational positions, most recently serving as Director of Operations for Ameritech Cellular. He is certified as a professional engineer in the State of Wisconsin and serves on the faculty for the University of Wisconsin's Department of Engineering Professional Development. He holds a Bachelor of Science and Masters of Business Administration degrees from the University of Wisconsin.

     JILL SCHMITT is Vice President, Director of Facilities, for Cumulus Broadcasting, Inc. Prior to joining Cumulus in June 1998, Ms. Schmitt held the position of Field Facilities Manager at the corporate headquarters of Manpower Inc. in Glendale, Wisconsin. As Manager, she was responsible for the coordination and implementation of all processes involved with the opening, relocation, and renewal of approximately 600 leased premises in the U.S. The management of these projects included site selection, lease negotiation, procurement of related services and construction management. Ms. Schmitt studied at Brooks College in Long Beach, California.

     MINI SRIVATHSA has served as our Director of Technology and Vice President of Cumulus Broadcasting, Inc. since January 1998. Prior to joining Cumulus, Ms. Srivathsa was a Senior Consultant for Keane, Inc. from February 1997 to January 1998 and a Vice President of Wisconsin Java Users Group from July 1996 to May 1997. From December 1993 to February 1997, she served as a Systems Architect for ARI Network Services where she served as the lead architect for an object-oriented, distributed nation-wide ordering system and worldwide web-based search engine. From December 1992 to December 1993, Ms. Srivathsa was a consultant in the Consultant Services Division at the University of Wisconsin. Ms. Srivathsa has extensive experience in Internet-based applications, object-oriented technologies and electronic commerce. She was Vice President of the Wisconsin Java User Group and is a voting committee member of the Internet Developers Association. She has also published several articles on Internet technology. She holds a Bachelor of Science degree in Computer Science from Bangalore University and a Masters of Science degree in Computer Science from the University of Wisconsin.

     ROBERT H. SHERIDAN, III has served as our Director since July 1998. Mr. Sheridan served as a member of the Investment Committee of Cumulus Media, LLC from April 1997 until its dissolution in June 1998. Mr. Sheridan has served as a Managing Director of Bank of America Capital Investors, the principal investment group within Bank of America Corporation since January 1998, and is a Senior Vice President of BA Capital Company, L.P., formerly known as NationsBanc Capital Corp. He was a Director of NationsBank Capital Investors, the predecessor of Bank of America Capital Investors, from January 1996 to January 1998. BA Capital Company, L.P., is a stockholder of the Company. Prior to joining NationsBank Capital Investors in January 1994, Mr. Sheridan worked in the corporate bank division of NationsBank Corporation, the predecessor of Bank of America Corporation from June 1989 to January 1994. Mr. Sheridan holds a Bachelor of Arts degree from Vanderbilt University and a Master of Business Administration from Columbia University. See "Principal and Selling Shareholders."

     RALPH B. EVERETT has served as our Director since July 1998. Since 1989, Mr. Everett has been a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the firm's Federal Legislative Practice Group. Prior to 1989, he was Chief Counsel and Staff Director of the United States Senate Committee on Commerce, Science and Transportation. He is a Director and a member of the Investment Committee of Shenandoah Life Insurance Company. He is also a member of the Board of Visitors of Duke University Law School and the Norfolk Southern Corporation Advisory Board. Mr. Everett holds a Bachelor of Arts degree from Morehouse College and a Juris Doctor degree from Duke University.

     ERIC P. ROBISON has served as our Director since August 1999. Since January 1994, Mr. Robison has worked for Vulcan Northwest, Inc., the holding company that manages all personal and business interests for investor Paul G. Allen. In this role Mr. Robison serves as a Business Development Associate for Vulcan Ventures, Inc., the venture fund division of Vulcan and investigates and secures investment opportunities. Mr. Robison also serves on the board of directors of C/NET, Inc., and Liquid Audio, Inc. Prior to joining Vulcan, Mr. Robison was co-founder and vice president of the Stanton Robison Group, Inc., a business development, marketing and advertising consulting firm. Mr. Robison has served in marketing management positions with SGS, Inc., Ashton-Tate, Inc., Denny's Inc. He has also worked on the account staff of several advertising agencies including McCann Erickson, Doyle Dane Bernbach and Foote Cone and Belding. Mr. Robison holds a Bachelor of Arts degree in communication studies from California State University, Sacramento, and a Master of Business Administration in general management from the University of California, Davis.

     Effective March 16, 2000, William M. Bungeroth left his position as President and Chief Executive Officer of Cumulus Broadcasting, Inc. Lewis W. Dickey, Jr. was named President, Cumulus Broadcasting, Inc. on March 16, 2000. Also, as part of a reorganization of reporting lines in the financial department, effective January 5, 2000, Richard J. Bonick resigned from his position as Vice President and Chief Financial Officer of the Company.

     Messrs. Bungeroth and Bonick were two of the four founding executives of the Company along with Messrs. Weening and Dickey. From our inception Mr. Bungeroth was responsible for all aspects of station level operations at the Company's operating subsidiary Cumulus Broadcasting. Mr. Bonick was responsible for controllership and financial operations at Cumulus Broadcasting Inc., reporting to Mr. Bungeroth. On February 1, 2000 Mr. Bonick's responsibilities were assumed by Michael Bavely, who was promoted from Assistant Controller to Controller in charge of financial reporting, and Jorge Garcia, who was promoted from Assistant Controller to Controller in charge of financial operations. Mr. Bavely and Mr. Garcia report to Mr. O'Donnell and Mr. Weening. As of the date of this Form 10-K, the Company had not appointed anyone to replace Mr. Bonick. The Company does not expect the departures of Messrs. Bungeroth and Bonick to have a material adverse effect on the Company's business, results of operations and financial position.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of Cumulus Media Inc.'s Class A Common Stock must report their initial ownership of the Class A Common Stock and any changes in that ownership to the Securities and Exchange Commission. The Commission has designated specific due dates for these reports and Cumulus must identify in this Form 10-K those persons for whom these reports were not filed when due. We believe, based upon a review of copies of such reports and written materials that no other reports were required, and that during 1999 all Section 16 filing requirements applicable to Cumulus' directors, executive officers and greater than 10% beneficial owners were complied with. We believe each of these matters was reported correctly as required.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued for services rendered to the Company in all capacities, for the years ended December 31, 1999, 1998 and 1997 by the Chief Executive Officer and each of the other executive officers of the Company employed as of December 31, 1999 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                    LONG-TERM
                                                                   COMPENSATION
                                                                      AWARDS
                                                                   ------------
                                           ANNUAL COMPENSATION      SECURITIES
                                           --------------------     UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR     SALARY      BONUS      OPTIONS (#)     COMPENSATION(3)
---------------------------        ----    --------    --------    ------------    ---------------
Richard W. Weening.............    1999    $303,750    $     --       530,000         $     --
Executive Chairman &               1998    $300,000    $     --     1,000,690         $     --
Treasurer                          1997(1) $     --    $     --            --         $     --
Lewis W. Dickey................    1999    $303,750    $     --       530,000         $     --
Executive Vice Chairman            1998    $300,000    $     --     1,000,690         $     --
                                   1997(1)       --    $     --            --         $     --
William M. Bungeroth(2)........    1999    $350,000    $100,000        50,000         $  4,099
President                          1998    $275,000    $     --       235,000         $ 14,160
                                   1997    $170,000    $  0,000            --         $211,950
John Dickey....................    1999    $279,812    $ 60,000        76,354         $ 12,000
Director of Programming            1998    $250,000    $     --       152,708         $     --
                                   1997(1) $     --    $     --            --         $     --
Richard J. Bonick, Jr.(2)......    1999    $251,250    $ 25,000        10,000         $ 13,099
Vice President & CFO               1998    $250,000    $     --        36,620         $ 14,145
                                   1997    $170,000    $ 25,000            --         $211,950

-------------------------

(1) During 1997, Messrs. Weening, L. Dickey and J. Dickey dedicated approximately 85%, 80% and 0% of their time, respectively, to matters directly related to the Company and its business, since the Company's inception. Messrs. Weening, L. Dickey and J. Dickey did not receive any compensation directly from the Company. However, during 1997 the Company paid $297,000 to Quaestus, an entity controlled by Mr. Weening, for acquisition and corporate finance services performed on behalf of the company. In addition, during 1997 the Company paid $184,000 to Stratford Research, an entity controlled by L. Dickey and J. Dickey, for programming research and broadcast strategy consulting services. At December 31, 1997, the Company owned an additional $240,000 to Stratford Research for services rendered.

     During 1997, the Company also paid a non-recurring organization fee of $300,000 (with Quaestus receiving $180,000 of such fee and DBBC, an entity controlled by Mr. L. Dickey receiving $120,000 of such fee), and (ii) a management fee of $206,000 (with Quaestus receiving $123,600 of such fee and DBBC receiving $82,400 of such fee).

     On August 30, 1999 Mr. Weening and Lew Dickey each received options to purchase 30,000 shares of Class A Common Stock in lieu of a cash bonus in 1999 for calendar year 1998. These options vest and are exercisable at any time on or after August 30, 1999.

(2) Effective January 5, 2000, Richard Bonick resigned from his position as Vice President and Chief Financial Officer of the Company. Effective March 16, 2000, William Bungeroth left his position as President and Chief Executive Officer of the Company. The terms of severance for Mr. Bonick and Mr. Bungeroth are currently being negotiated between the Company and the respective individuals.

(3) During the fiscal year ending December 31, 1999 Mr. Bungeroth, Mr. John Dickey and Mr. Bonick received $4,099, $12,000 and $13,099 respectively in other compensation representing (i) a $3,000 automobile allowance for Mr. Bungeroth and a $12,000 automobile allowances for each of John Dickey and Mr. Bonick and; and (ii) $1,099 and $1,099 for each of Mr. Bungeroth and Mr. Bonick, respectively for the matching Company contributions under the Company's Defined Contribution Plan (the "401(k) Plan").

     During the fiscal year ending December 31, 1998 Mr. Bungeroth and Mr. Bonick received $14,160 and $14,145 respectively in other compensation representing (i) $12,000 automobile allowances for each of Mr. Bungeroth and Mr. Bonick; and $2,160 and $2,145 for each of Mr. Bungeroth and Mr. Bonick, respectively for the matching Company contributions under the Company's Defined Contribution Plan (the "401(k) Plan"). No other executives were eligible to participate in the 401(k) Plan in 1998.

1998 EXECUTIVE STOCK INCENTIVE PLAN

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

     The Executive Plan is administered by the Compensation Committee of the Board, which has exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make equitable adjustments to outstanding awards granted under the Executive Plan so that the net value of the award is not changed. As of December 31, 1999 there are outstanding options to purchase a total of 2,001,380 shares of Class C Common Stock under the Executive Plan.

1999 EXECUTIVE STOCK INCENTIVE PLAN

     Our Board of Directors adopted and our shareholders, at our November 2, 1999 annual meeting of shareholders, approved the 1999 Executive Stock Incentive Plan (the "1999 Executive Plan") to provide certain of our key executives with additional incentives by increasing their proprietary interest in Cumulus. An aggregate of 1,000,000 shares of Class C Common Stock is subject to the 1999 Executive Plan. In addition, no one person will be eligible to receive options for more than 500,000 shares in any one calendar year. Richard W. Weening, Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Executive Vice Chairman and Director are the sole participants in the 1999 Executive Plan. The 1999 Executive Plan permits Cumulus to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) of Class C Common Stock. Stock options under the 1999 Executive Plan were granted on August 30, 1999 at an exercise price of $27.875 per share and vest quarterly in equal installments over a four year period (subject to accelerated vesting in certain circumstances). The 1999 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in Cumulus' capital structure, the Compensation Committee will make equitable adjustments to outstanding awards granted under the Executive Plan so that the net value of the award is not changed. As of December 31, 1999, there are outstanding options to purchase a total of 1,000,000 shares of Class C Common Stock under the 1999 Executive Plan.

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

     As of December 31, 1999, there are outstanding options to purchase a total of 1,253,704 shares of Class A Common Stock exercisable at a price of $14.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years starting on July 1, 1998, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

1999 STOCK INCENTIVE PLAN

     Our Board of Directors adopted and our shareholders, at our November 2, 1999 annual meeting of shareholders, approved the 1999 Stock Incentive Plan. An aggregate of 900,000 shares of Class A Common Stock are subject to the 1999 Stock Incentive Plan, of which a maximum of 900,000 shares of Class A Common Stock is subject to incentive stock options and a maximum of 100,000 shares of Class A Common Stock is available to be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock which will be awarded to any one person during any calendar year is $500,000. The 1999 Stock Incentive Plan permits the Company to grant awards in the form of stock options

(including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) and restricted shares of the Class A Common Stock. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award is allowed to be granted under the 1999 Stock Incentive Plan after August 30, 2009. The 1999 Stock Incentive Plan is administered by the Compensation Committee of the Board, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the 1999 Stock Incentive Plan) and other terms of any award. The Compensation Committee may delegate to certain senior officers of Cumulus its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by the Company's Board of Directors. In the event of any changes in Cumulus' capital structure, the Compensation Committee will make equitable adjustments to outstanding awards so that the net value of the award is not changed. As of December 31, 1999, there were outstanding options to purchase a total of 829,025 shares of Class A Common Stock exercisable at a price of $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years starting on August 30, 1999, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Stock Incentive Plan.

1999 EMPLOYEE STOCK PURCHASE PLAN

     Our Board of Directors adopted and our shareholders, at our November 2, 1999 annual meeting of shareholders, approved the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under Section 423 of the Internal Revenue Code of 1986, as amended, and contains 1,000,000 shares of Class A Common Stock. The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first or last trading days of the year. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $25,000 of stock valued on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the 1999 Employee Stock Purchase Plan. Cumulus Media Inc. applies APB Opinion No. 25 in accounting for its Stock Options issued to employees and SFAS No. 123 in accounting for stock options issued to non-employees. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. As of March 17, 2000, 17,674 shares of Class A Common Stock had been issued and were outstanding under the 1999 Employee Stock Purchase Plan.

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

     Mr. Weening serves as Executive Chairman and Treasurer of the Company under an employment agreement with the Company. Under the terms of Mr. Weening's employment agreement, he is entitled to receive an annual base salary of $315,000. Such base salary will increase by 5.0% during each year of the term of the employment agreement, subject to merit increases, as the Compensation Committee deems appropriate. The agreement provides that Mr. Weening may receive a bonus of up to 50% of his base salary, with bonus targets to be based on budgeted Broadcast Cash Flow as determined by the Compensation Committee. Mr. Weening's employment agreement has a three-year term, which automatically extends each year for one additional year, subject to non-renewal. The terms of the agreement also provide that upon the death or disability of Mr. Weening, the Company shall continue to pay Mr. Weening's base salary for the twelve-month period immediately following such event, all unvested time vested options will vest and the Company will continue to provide benefits to Mr. Weening and his dependents for twelve months.

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

     Mr. Dickey serves as Executive Vice Chairman of the Company under an employment agreement with the Company. Under the terms of Mr. Dickey's employment agreement he is entitled to receive an annual base salary of $315,000. Such base salary will increase by 5.0% during each year of the term of the employment agreement, subject to merit increases, as the Compensation Committee deems appropriate. The agreement provides that Mr. Dickey may receive a bonus of up to 50% of his base salary, with bonus targets to be based on budgeted Broadcast Cash Flow as determined by the Compensation Committee. Mr. Dickey's employment agreement has a three-year term, which automatically extends each year for one additional year, subject to non-renewal.

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

     The agreement also provides that in the event Mr. Dickey is terminated by the Company without cause or terminates his employment for good reason, the Company will pay to Mr. Dickey an amount equal to the greater of (i) the base salary owed to Mr. Dickey for the remainder of the term of the agreement and
(ii) one times annual base salary in effect as of the date of termination plus the last bonus received by Mr. Dickey and all unvested time vested options will vest. In addition, the fair market value of the Class A Common Stock as of the date of such termination equals or exceeds the exercise price per share of the unvested performance options, such performance options will vest. Further, if the cumulative total return of the Class A Common Stock from July 1, 1998 to the date of termination exceeds the total return of a peer group of companies, the performance options will vest. Such performance options that become vested shall remain exercisable until 90 days following the date that such performance options would otherwise have become vested and exercisable. If, within the one-year period following a change of control, the Company terminates Mr. Dickey's employment for any reason other than death or disability or for cause, or Mr. Dickey terminates his employment for good reason, Mr. Dickey will be paid the same amount as if he were terminated without cause if no change of control had occurred and all vested time vested options and performance options will vest.

     In 1999 the Company entered into a revised employment agreement with Mr. Bungeroth under which Mr. Bungeroth served as President of the Company. Under the terms of Mr. Bungeroth's employment agreement, he was entitled to receive an annual base salary of $500,000. The agreement provides that Mr. Bungeroth would receive a base bonus of $12,500, and additional bonus of up to 20% of base salary based upon achievement of the Company's Broadcast Cash Flow budget and other factors, and an extraordinary bonus of up to 20% of base salary if the Company exceeds its targets for Broadcast Cash Flow by 10% or more. Mr. Bungeroth's employment agreement had a three year term. The agreement provides that in the event Mr. Bungeroth is terminated by the Company without cause or terminates his employment for good reason, the Company will pay Mr. Bungeroth an amount equal to the base salary owed to Mr. Bungeroth for a one-year period, and Mr. Bungeroth would receive vesting in options which would have vested had Mr. Bungeroth remained employed for one year beyond the date of termination. In the event Mr. Bungeroth is terminated with cause or resigns voluntarily, Mr. Bungeroth is entitled to earned but unpaid base salary through the date of termination and any accrued rights to unemployment benefits through that date. Mr. Bungeroth left the Company on March 16, 2000 and his severance arrangement is currently being negotiated.

OPTION GRANTS FOR THE TWELVE MONTHS ENDING DECEMBER 31, 1999

     The following table sets forth information regarding options to purchase Common Stock granted by the Company to the Executive Chairman and the other executive officers named in the Summary Compensation Table during the 1999 calendar year:

                             NUMBER OF      % OF TOTAL OPTIONS
                            SECURITIES          GRANTED TO       EXERCISE OR
                            UNDERLYING         EMPLOYEES IN      BASE PRICE      EXPIRATION         GRANT DATE
NAME                      OPTIONS GRANTED      FISCAL YEAR        PER SHARE         DATE         PRESENT VALUE(1)
----                      ---------------   ------------------   -----------   ---------------   ----------------
Richard W. Weening......      530,000             29.00%           $27.88      August 30, 2009        $6,867
Lewis W. Dickey, Jr.....      530,000             29.00%           $27.88      August 30, 2009        $6,867
William M. Bungeroth....       50,000              2.73%           $27.88      August 30, 2009        $  711
Richard J. Bonick,
  Jr....................       10,000              0.55%           $27.88      August 30, 2009        $  142
John Dickey.............       76,354              4.17%           $27.88      August 30, 2009        $1,086

-------------------------

(1) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.00% for all years; expected volatility of 65.18%; risk-free interest rate of 5.70% (Executive Plan options) and 5.78% (Stock Incentive Plan options); and expected life of four years for the 1999 Executive Stock Incentive Plan and five years for the 1999 Stock Incentive Plan.

AGGREGATED OPTION EXERCISES FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999 AND YEAR-END VALUES

     The following table sets forth information concerning option exercises in the year ended December 31, 1999 by the Company's Executive Chairman and the other executive officers named in the Summary Compensation Table, and the value of each such executive officer's unexercised options at December 31, 1999.

                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                                             OPTIONS AT DECEMBER 31,          DECEMBER 31, 1999
                                    SHARES                          1999 (#)                      ($000)(1)
                                   ACQUIRED      VALUE     ---------------------------   ---------------------------
                                  ON EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                  -----------   --------   -----------   -------------   -----------   -------------
Richard W. Weening..............       0           $0        330,964       1,199,726       $11,313        $34,702
Lewis W. Dickey, Jr.............       0           $0        330,964       1,199,726       $11,313        $34,702
William M. Bungeroth............       0           $0         47,000         238,000       $ 1,727        $ 8,053
Richard J. Bonick, Jr...........       0           $0          7,324          39,296       $   269        $ 1,305
John Dickey.....................       0           $0         30,542         198,520       $ 1,122        $ 6,236

---------------

(1) Based upon a per share price for Common Stock of $50.750. This price represents the closing price for the Common Stock on the NASDAQ National Market System on December 31, 1999.

NON-EMPLOYEE DIRECTOR COMPENSATION

     Our directors who are not employees receive a fee of $1,000 for each Board meeting which they attend, plus out-of-pocket expenses incurred in connection with attendance at each such meeting. In addition, upon the completion of our initial public offering in July 1998, each non-employee director received options to purchase a total of 30,000 shares of Class A common stock and Mr. Robison received options to purchase 50,000 shares of Class A common stock upon his appointment to the Board on August 30, 1999. BA Capital Company, L.P. and Mr. Everett received options to purchase an additional 10,000 shares of Class A common stock on August 30, 1999. Such options will be exercisable at the fair market value of the Class A common stock at the date of grant. These options will vest 20% per year with each option being fully exercisable five years from the date of grant, subject to acceleration under certain circumstances.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From the period commencing on August 30, 1999 through and including December 31, 1999, the Compensation Committee consisted of Mr. Robert H. Sheridan, III (Chairman) and Mr. Eric P. Robison, neither of whom is an officer or employee of the Company or any of the Company's subsidiaries. From January 1, 1999 through August 29, 1999 the Compensation Committee consisted of Mr. Robert
H. Sheridan, III (Chairman) and Mr. Ralph B. Everett, neither of whom is an officer or employee of the Company or any of the Company's subsidiaries. The Compensation Committee is responsible for making recommendations to the Board concerning the compensation levels of the executive officers of the Company. The Compensation Committee also administers the Company's 1999 Stock Incentive Plan, the 1998 Stock Incentive Plan, the 1999 Executive Stock Incentive Plan, and the Executive Stock Incentive Plan and determines awards to be made under such plans to the Company's executive officers and to other eligible individuals. The Compensation Committee reviews compensation programs for executive officers annually. With respect to 1999, substantially all of the compensation decisions for executive officers were made by the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     The following table sets forth as of March 31, 1999 certain information regarding beneficial ownership of our Common Stock by (i) each person who is known to us to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director, (iii) each of the five most highly compensated officers at December 31, 1999 and (iv) all directors and executive officers as a group.

                                          CLASS A                  CLASS B                  CLASS C
                                      COMMON STOCK(1)          COMMON STOCK(1)         COMMON STOCK(1)(2)
                                   ----------------------   ----------------------   ----------------------
                                    NUMBER                   NUMBER                   NUMBER
NAME                               OF SHARES   PERCENTAGE   OF SHARES   PERCENTAGE   OF SHARES   PERCENTAGE
----                               ---------   ----------   ---------   ----------   ---------   ----------
State of Wisconsin Investment
  Board(3).......................         --        --      3,240,619     72.3%             --        --
BA Capital Company, L.P.(4)......  2,275,250      8.0%        544,996     12.2%             --        --
The Northwestern Mutual Life
  Insurance Company(5)...........         --        --        693,728     15.5%             --        --
CML Holdings, LLC(6).............    201,100      *                --        --      1,522,422     50.6%
QUAESTUS Management
  Corporation(6).................    201,000      *                --        --        237,313      7.9%
QUAESTUS Partner Fund(6).........    100,000      *                --        --             --        --
DBBC of Georgia, LLC(7)..........     95,000      *                --        --        291,542      9.7%
Putnam Investment Management(8)..  2,640,425      9.3%             --        --             --        --
Janus Capital Corporation(9).....  1,570,620      5.5%             --        --             --        --
Richard W. Weening(10)...........    332,000      1.2%             --        --        717,071     23.8%
Lewis W. Dickey, Jr.(10).........    191,740      *                --        --        771,300     25.6%
John Dickey(11)..................     65,541      *                --        --             --        --
William B. Bungeroth(11).........    135,466      *                --        --             --        --
Richard J. Bonick(11)............     95,790      *                --        --             --        --
Robert H. Sheridan, III(12)......      6,000      *                --        --             --        --
Ralph B. Everett(12).............      8,000      *                --        --             --        --
Eric P. Robison(12)..............          0      *                --        --             --        --
All Executive Officers and
  Directors, as a group (8
  persons).......................    834,537      2.9%             --        --      1,488,371     49.4%

------------------

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

(3) The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707. This information is based on a Schedule 13G dated February 10, 2000.

(4) The address of BA Capital Company, L.P. is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255. Does not include options to purchase 6,000 shares of Class A Common Stock granted to BA Capital Company, L.P. in connection with its participation in designating a member to serve on our Board of Directors. This information is based on a Schedule 13G dated December 3, 1999.

(5) The address of the Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. This information is based on a Schedule 13G dated February 2, 2000.

(6) The address of CML Holdings, LLC, QUAESTUS Management Corporation and QUAESTUS Partner Fund is 111 East Kilbourn Avenue, Suite 2700, Milwaukee, Wisconsin 53211. This information is based on a Schedule 13G dated February 14, 2000.

(7) The address of DBBC of Georgia, LLC is 3060 Peachtree Road, N.W., Suite 730, Atlanta, Georgia 30305. This information is based on a Schedule 13G dated February 14, 2000.

(8) The address of Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts 02109. This information is based on a Schedule 13G dated February 17, 2000. Of these shares, Putnam Investments, Inc. has shared voting power as to 478,200 shares and shared dispositive power as to all 2,640,425 shares of Class A Common Stock.

(9) The address of Janus Capital Corporation is 100 Fillmore Street, Denver, Colorado 80206. This information is based on a Schedule 13G dated February 15, 2000.

(10) Represents beneficial ownership attributable to Mr. Weening as a result of his controlling interests in QUAESTUS Management Corporation and QUAESTUS Partner Fund and beneficial ownership attributable to Mr. L. Dickey as a result of his controlling interest in DBBC of Georgia, LLC. Includes (i) options to purchase 351,758 shares of Class C Common Stock granted to each of Messrs. Weening and L. Dickey under our 1999 and 1998 Executive Stock Incentive Plan, and (ii) 30,000 shares of Class A Common Stock granted under the 1999 Stock Incentive Plan to each of Messrs. Weening and L. Dickey in lieu of a bonus in 1999.

(11) Includes options to purchase 30,541, 47,000, and 7,324 shares of Class A Common Stock exercisable within 60 days granted to Messrs. J. Dickey, Bungeroth, and Bonick, respectively, under our 1999 and 1998 stock incentive plan.

(12) Includes options to purchase 6,000 shares of Class A Common Stock exercisable within 60 days granted to each of Messrs. Sheridan and Everett and 10,000 shares of Class A Common Stock exercisable within 60 days granted to Mr. Robison upon their election to Board of Directors. Mr. Sheridan's options are held for the benefit of BA Capital Company, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Lewis W. Dickey, Jr. and John Dickey each have a 25% ownership interest in Stratford Research, Inc., an entity that provides programming and marketing consulting and market research services to the Company. Under an agreement with Stratford Research, Inc., Stratford Research, Inc. receives $25 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25 negotiable depending on competitive market conditions. Additionally, Stratford Research, Inc. will provide program-consulting services for contractually specified amounts over the three years of the agreement. Total fees paid to Stratford Research by the Company during 1999 and 1998 were $4,407 and $2,735, respectively. Of these expenses paid in 1999 and 1998, $1,136 and $1,204 were capitalized as acquisition costs. The remaining expenses have been included as part of the station operating expenses in the statement of operations. At December 31, 1999 and 1998 amounts payable to Stratford Research, Inc. were approximately $261 and $371, respectively.

     QUAESTUS Management Corporation, an entity controlled by Mr. Weening, provides industry research, market support and due diligence support services, and transaction management for the Company's acquisitions and provides certain corporate finance and related services in support of the Company's treasury function. During 1999 and 1998, the Company paid QUAESTUS Management Corporation $1,394 and $1,423 respectively for acquisition, corporate finance, and business and systems development services. Under an agreement with QUAESTUS Management Corporation, QUAESTUS Management Corporation receives a specified rate per transaction between $15 and $60 depending on the number of FM stations acquired in the transaction, and conditioned on consummation of those transactions. In addition, the Company is obligated to reimburse QUAESTUS Management Corporation for all of its expenses incurred in connection with the performance of services under such agreement. Of the total payments made to QUAESTUS in 1999 and 1998, $807 and $1,223 were capitalized as acquisition costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31,

1999 and 1998 amounts payable to Quaestus Management Corporation were approximately $108 and $78. In addition, QUAESTUS Management Corporation and the Company share certain office facilities and administrative services, on a pro rata basis according to usage.

     The Company paid Cumulus Media, LLC fees in 1998 and 1997 consisting of (i) a non-recurring organizational fee of $300 in 1997 (with QUAESTUS Management Corporation receiving $180 of such fee and DBBC of Georgia, LLC, receiving $120 of such fee) and (ii) management fees of $150 and $206 (with QUAESTUS Management Corporation receiving $90 and $123 respectively, of such fees from Cumulus Media, LLC and DBBC of Georgia, LLC, receiving $60 and $834 respectively, of such fees from Cumulus Media, LLC). The fees paid to Cumulus Media, LLC have terminated. Lewis W. Dickey, Jr. and John Dickey have a 75% and 25% ownership interest in DBBC of Georgia LLC, respectively.

     On November 23, 1999 QUAESTUS Management Corporation and the Company entered into a Sublease Agreement as co-sublessees, which provides for the use of a 1989 Cessna Citation III model aircraft. QUAESTUS Management Corporation and the Company are obligated to pay the sublessor rent of $62.5 per month, plus an hourly rate for each hour of flight. QUAESTUS Management Corporation acts as the manager of the aircraft, hiring pilots, arranging for maintenance and scheduling usage. Expenses for the use of the aircraft are billed to the Company based upon the percentage of hours of Company use. QUAESTUS Management Corporation also has an option to purchase the aircraft as of December 31, 2000.

     On February 2, 2000 the Company loaned each of Mr. Weening and Mr. Dickey $4,992, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each which was the approximate market price for the Company's Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. Dickey which provide for the payment of interest at the greater of 9.0% or the maximum rate paid by the Company under its Credit Facility. Interest accrues on the notes from February 2, 2000 through December 31, 2003 and is payable on that date. All accrued and unpaid interest and the principal amount of the loans are due and payable in a lump sum on December 31, 2003.

     One of the Company's Directors is Mr. Ralph B. Everett. Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm's Federal Legislative Practice Group. The Company also engages the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. Total expenses paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 1999 and 1998 were approximately $2,120 and $1,190. Of these expenses paid in 1999 and 1998, $1,969 and $1,131 were capitalized as acquisition or financing costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 1999 and 1998 amounts payable to Paul, Hastings, Janofsky & Walker LLP were approximately $267 and $642.

     One of the Company's Directors is Eric P. Robison. Since January 1994, Mr. Robison has worked for Vulcan Northwest, Inc., the holding company that manages all personal and business interests for investor Paul G. Allen. In this role Mr. Robison serves as a Business Development Associate for Vulcan Ventures, Inc., the venture fund division of Vulcan and investigates and secures investment opportunities. In September 1999 the Company retained Mr. Robison to provide consulting services relating to the development of the Cumulus Internet Services Inc. business plan. During 1999 and 1998, the Company paid Mr. Robison $10 and $0 respectively for consulting services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)  1.   Index to Financial Statements
          Report of Independent Accountants
     2.
          Financial Statements and Financial Statement Schedule
     3.
          The Financial Statements and Financial Statement Schedule
          listed in
          the index to Consolidated Financial Statements of Cumulus
          Media
          Inc. that appear on page F1 of this Report on Form 10-K are filed
          as a part of this Report.
          Exhibits
     4.
          The exhibits to this Report on Form 10-K are listed under
          item 14(c) below.
(b)       Not Applicable
(c)  Exhibits:

 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
 2.1*      Local Programming and Marketing Agreement dated December 17,
           1997 between Cumulus Broadcasting, Inc. and New Frontier
           Communications, Inc.
 2.2*      Local Programming and Marketing Agreement dated January
           1,1998 between Cumulus Broadcasting, Inc. and Westwind
           Broadcasting, Inc.
 2.3*      Local Marketing Agreement dated February 10, 1998 between
           Cumulus Broadcasting, Inc. and Wiskes/Abaris Communications
           KQIZ Partnership.
 2.4*      Time Brokerage Agreement dated December 15, 1997 between
           Cumulus Broadcasting, Inc. and Clearly Superior Radio, LLC.
 2.5*      Local Marketing Agreement dated February 16, 1998 between
           Cumulus Broadcasting, Inc. and Lyle Evans d/b/a Brillion
           Radio Company.
 2.6*      Program Service and Time Brokerage Agreement dated October
           31, 1997 between Cumulus Broadcasting, Inc. and Tallahassee
           Broadcasting Company.
 2.7*      Local Marketing Agreement dated January 14, 1998 between
           Cumulus Broadcasting, Inc. and Savannah Communications LP.
 2.8*      Local Programming and Marketing Agreement dated December 23,
           1997 between Cumulus Broadcasting, Inc. and Lewis
           Broadcasting Corporation.
 2.9*      Local Marketing Agreement dated February 16, 1998 between
           Cumulus Broadcasting, Inc. And Jon A. LeDuc.
2.10*      Program Services and Time Brokerage Agreement dated February
           12, 1998 between Cumulus Broadcasting, Inc. and Pamplico
           Broadcasting, LP.
2.11*      Asset Purchase Agreement dated December 1, 1997 among
           Cumulus Broadcasting, Inc., Cumulus licensing Corporation
           and West Jewell Management, Inc.
2.12*      Asset Purchase Agreement dated October 30, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and KIKR Inc.
2.13*      Asset Purchase Agreement dated December 5, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and Wiskes/Abaris Communications KQIZ Partnership
2.14*      Asset Purchase Agreement dated January 30, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Pacific Broadcasting of Beaumont, Inc., Beaumont Skyware
           Inc., and Richard Dames.
2.15*      Asset Purchase Agreement dated December 30, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and Sovereign Communications Corporation.

 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
2.16*      Asset Purchase Agreement dated December 19, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Tryon-Seacoast Communications, Inc., Seacoast Broadcasting,
           Inc., and Kennebec-Tryon Communications Corp.
2.17*      Asset Purchase Agreement dated February 18, 1998 among
           Cumulus Broadcasting. Inc. Cumulus Licensing Corporation,
           and George H. Buck. Jr. d/b/a WHSC Radio.
2.18*      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting. Inc., Cumulus Licensing Corporation
           and Pamplico Broadcasting, LP.
2.19*      Asset Purchase Agreement dated October 8. 1997 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation, Connor FM
           Broadcasting Co., Connor Broadcasting Corp., J. Parker
           Connor and Susan C. Connor.
2.20*      Stock Purchase Agreement dated December 17, 1997 among
           Cumulus Holdings, Inc., Tommy R. Vascocu, Elizabeth L.
           Young, Michael L. Owens, Alan Owens, Robert Podolsky, Larry
           Daniels, Sonja Erskine, and Jeffrey D. Erskine.
2.21*      Stock Purchase Agreement dated February 17, 1998 among
           Cumulus Holdings, Inc. and John M. Borders, Don L. Turner,
           Jerry Goos and Kan-D Land, Inc.
2.22*      Asset Purchase Agreement dated December 15, 1997 among
           Cumulus Broadcasting Inc., Cumulus Licensing Corporation,
           Clearly Superior Radio. L.L.C., 3-D Communications
           Corporation and Dennis F. Doelitzsch.
2.23*      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting. Inc., Cumulus Licensing Corporation
           and Lyle R. Evans d/b/a Brillion Radio Company.
2.24*      Asset Purchase Agreement dated January 14, 1998 among
           Cumulus Broadcasting Inc., Cumulus Licensing Corporation and
           Savannah Communications, LP.
2.25*      Asset Purchase Agreement dated December 23, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Lewis Broadcasting Corporation.
2.26*      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Jon A. LeDuc and American Communications Company, Inc.
2.27*      Asset Purchase Agreement dated January 27,1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Lesnick
           Communications, Inc. and Mrs. Betty Carey.
2.28*      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Big Country Broadcasting, Inc., and Tye Broadcasting, Inc.
2.29*      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Arbor Radio, LP.
2.30*      Asset Purchase Agreement dated March 5, 1997 between Wilks
           Broadcasting Acquisitions, Inc. and Cumulus Media, LLC.
2.31*      Asset Purchase Agreement dated August 15, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and M & M
           Partners.
2.32*      Stock Purchase Agreement dated October 16, 1997 between
           Cumulus Holdings, Inc. and Philip T. Kelly.
2.33*      Stock Purchase Agreement dated November 7, 1997 between
           Cumulus Holdings, Inc. and James Maurer.
2.34*      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Carolina Broadcasting. Inc., and Georgetown Radio, Inc.
2.35*      Asset Purchase Agreement dated October 9, 1997 among
           Seacoast Radio Company, LLC., Cumulus Broadcasting, Inc. and
           Cumulus Licensing Corporation.
2.36*      Asset Purchase Agreement dated October 9, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Sunny
           Broadcasters, Inc.

 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
2.37*      Asset Purchase Agreement dated June 26, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Venice
           Michel and Venice Broadcasting Corporation.
2.38*      Agreement of Sale dated September 4, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Medical College of Georgia Foundation.
2.39*      Program Service and Time Brokerage Agreement dated August
           18, 1997 between Cumulus Broadcasting, Inc. and Tally Radio,
           LLC.
2.40*      Asset Purchase Agreement dated August 18, 1997 among Tally
           Radio, LLC and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation.
2.41*      Asset Purchase Agreement dated August 18, 1997 among HVS
           Partners and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation.
2.42*      Asset Purchase Agreement dated August 25, 1997 among HVS
           Partners and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation.
2.43*      Letter Agreement dated January 16, 1998 between Benchmark
           Radio Acquisition Fund IV Limited Partnership, Cumulus
           Broadcasting, Inc. and Cumulus Licensing Corp.
2.44*      WZNY Agreement of Sale dated September 4, 1997 among George
           G. Weiss and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation.
2.45*      Asset Purchase Agreement dated May 1, 1997 between HVS
           Partners and Cumulus Media, LLC.
2.46*      Asset Purchase Agreement dated April 30, 1997 among Hara
           Broadcasting, Inc. and DLM Communications, Inc. and Cumulus
           Media, LLC.
2.47*      Asset Purchase Agreement dated June 24, 1997 among 62nd
           Street Broadcasting of Toledo, LLC, 62nd Street Broadcasting
           of Toledo License, LLC, 62nd Street Broadcasting, LLC,
           Cumulus Broadcasting, Inc. and Cumulus Licensing
           Corporation.
2.48*      Local Marketing Agreement dated February 15, 1998 among
           Cumulus Broadcasting, Inc., Pacific Broadcasting of
           Beaumont, Inc., and Beaumont Skyware Inc.
2.49*      Local Marketing Agreement dated December 31, 1997 between
           Cumulus Broadcasting, Inc. and Sovereign Communications
           Corporation and Madison Radio Group Inc.
2.50*      Asset Purchase Agreement dated March 23, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Communications Corporation.
2.51*      Purchase Agreement dated November 20, 1996 between IQ Radio,
           Inc. and Taylor Country Broadcasting, Inc.
2.52*      Assignment and Assumption Agreement dated January 20, 1998 among Taylor Country Broadcasting, Inc., Cumulus Licensing
           Corp. and Cumulus Broadcasting, Inc.
2.53*      Asset Purchase Agreement dated January 2, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Westwind Broadcasting Inc.
2.54*      Asset Purchase Agreement dated March 16, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and P and
           T Broadcasting, Inc.
2.55*      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Crystal Radio Group, Inc.
2.56*      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Ocmulgee Broadcasting Co., Inc.
2.57*      Local Marketing Agreement dated March 16, 1998 between
           Cumulus Broadcasting, Inc. and Phoenix Broadcast Partners,
           Inc.
2.58*      Asset Purchase Agreement dated February 1997 between Cumulus
           Media, LLC and Value Radio Corporation
           (WVBO-FM/WOSH-FM/WOGB-FM).

 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
2.59*      Asset Purchase Agreement dated February 1997 between Cumulus
           Media, LLC and Value Radio Corporation (WUSW-FM/WNAM-AM).
2.60*      Asset Purchase Agreement dated February 26, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Mustang Broadcasting Company.
2.61*      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Robert
           Brooks d/b/a Brooks Broadcasting Company and K-Country, Inc.
2.62*      Asset Purchase Agreement dated March 24, 1998 among WSEA,
           Inc., Cumulus Broadcasting, Inc., and Cumulus Licensing
           Corporation.
2.63*      Asset Purchase Agreement dated March 30, 1998 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation and
           Mountain Wireless, Inc.
2.64*      Asset Purchase Agreement dated February 5, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Castle Broadcasting Limited Partnership.
2.65*      Asset Purchase Agreement dated March 5, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Missouri
           River Broadcasting, Inc. and JKJ Broadcasting, Inc.
2.66*      Asset Purchase Agreement dated March 11, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Clarendon Country Broadcasting, Co., Inc.
2.67*      Asset Purchase Agreement dated April 1998, among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, and
           Phoenix Broadcast Partners, Inc.
2.68*      Stock Purchase Agreement dated January 9, 1998 between
           Cumulus Holdings, Inc. and Robert Lowder.
2.69*      Asset Purchase Agreement dated February 19, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           James Ingstad Broadcasting, Inc., Hometown Wireless, Inc.,
           Radio Iowa Broadcasting, Inc. and Ingstad Mankato, Inc.
 3.1*      Articles of Incorporation of Cumulus Media Inc.
 3.2*      Forum of Amended and Restated Articles of Incorporation of
           Cumulus Media Inc.
 3.3*      Bylaws of Cumulus Media Inc.
 3.4*      Form of Amended and Restated Bylaws of Cumulus Media Inc.
 3.5*      Form of Certificate of Designation with respect to Series A
           Cumulative Exchangeable Redeemable Preferred Stock Due 2009.
 3.6*      Articles of Incorporation of Forjay Broadcasting
           Corporation.
 3.7*      Bylaws of Forjay Broadcasting Corporation.
 3.8*      Articles of Incorporation of Minority Radio Associates, Inc.
 3.9*      Bylaws of Minority Radio Associates, Inc.
3.10*      Memorandum of Association of GEM Radio Five Ltd.
3.11*      Articles of Association of GEM Radio Five Ltd.
3.12*      Memorandum of Association of Caribbean Communications
           Company Limited.
3.13*      Articles of Association of Caribbean Communications Company
           Limited.
3.14*      Articles of Incorporation of Forjay Licensing Corp.
3.15*      Bylaws of Forjay Licensing Corp.
3.16*      Articles of Incorporation of MRA Licensing Corp.
3.17*      Bylaws of MRA Licensing Corp.
3.18*      Articles of Incorporation of Cumulus Broadcasting, Inc.
3.19*      Bylaws of Cumulus Broadcasting, Inc.
3.20*      Articles of Incorporation of Cumulus Licensing Corp.

 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
3.21*      Bylaws of Cumulus Licensing Corp.
3.22*      Form of Class A Common Stock Certificate.
3.23*      Form of Series A Preferred Stock Certificate.
10.1*      Credit Facility dated March 2, 1998 among Cumulus Media
           Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc.
10.2*      First Amendment, dated May 1, 1998, to the Credit Facility among Cumulus Media Inc., Lehman Brothers Inc. and Lehman
           Commercial Paper.
10.3*      Second Amendment dated June 24, 1998, to the Credit Facility among Cumulus Media Inc., Lehman Brothers Inc. and Lehman
           Commercial Paper.
10.4*      Form of Indenture dated July 1, 1998 between Cumulus Media
           Inc. and Firstar Bank of Minnesota, N.A., as Trustee
10.5*      Form of Exchange Debenture Indenture, dated July 1, 1998
           between Cumulus Media Inc. and U.S. Bank Trust National
           Association, as Trustee
10.6*      Form of Employment Agreement between Cumulus Media Inc. and
           Richard W. Weening
10.7*      Form of Employment Agreement between Cumulus Media Inc. and
           Lewis W. Dickey, Jr.
10.8*      Employment Agreement between Cumulus Media Inc. and William
           M. Bungeroth
10.9*      Employment Agreement between Cumulus Media Inc. and Richard
           J. Bonick, Jr.
10.10*     Form of Cumulus Media Inc. 1998 Employee Stock Incentive
           Plan
10.11*     Form of Cumulus Media Inc. 1998 Executive Stock Incentive
           Plan
10.12*     Services Agreement dated May 1, 1998 by and between QUAESTUS
           Management Corporation and Cumulus Media Inc.
10.13*     Services Agreement dated March 23, 1998 between Stratford
           Research, Inc. and Cumulus Media Inc.
12.1**     Computation of Ratio of Earnings to Combined Fixed Charges
           and Preferred Stock Dividend Requirements
13.1*      Form 10-Q filed on November 16, 1998
13.2*      Annual Report to Shareholders
21.1*      Subsidiaries of the Company
23.1**     Consent of PricewaterhouseCoopers LLP
24.1*      Powers of Attorney, included on page 11.6
27.1**     Financial Data Schedule
99.1*      Affidavit to dispense with consent of certain directors

-------------------------
   * Incorporated by reference to the Form S-1 Registration Statement declared effective on June 26, 1998

  ** Filed herewith

 *** All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, on the      th day of
April, 1999.

                                          CUMULUS MEDIA INC.

                                          By      /s/ DANIEL O'DONNELL
                                            ------------------------------------
                                            Daniel O'Donnell
                                            Vice President, Finance

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

                SIGNATURE                                        TITLE                           DATE
                ---------                                        -----                           ----
          /s/ RICHARD W. WEENING                Executive Chairman and Treasurer, and       April   , 2000
------------------------------------------      Director (Principal Executive Officer)
            Richard W. Weening
         /s/ LEWIS W. DICKEY, JR.               Executive Vice Chairman and Director        April   , 2000
------------------------------------------
           Lewis W. Dickey, Jr.
           /s/ DANIEL O'DONNELL                 Vice President, Finance                     April   , 2000
------------------------------------------      (Principal Financial Officer)
             Daniel O'Donnell
       /s/ ROBERT H. SHERIDAN, III              Director                                    April   , 2000
------------------------------------------
         Robert H. Sheridan, III
           /s/ ERIC P. ROBISON                  Director                                    April   , 2000
------------------------------------------
             Eric P. Robison
           /s/ RALPH E. EVERETT                 Director                                    April   , 2000
------------------------------------------
             Ralph E. Everett

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

                                                                PAGE IN THIS
                                                                   REPORT
                                                                ------------
(1) Financial Statements
Report of Independent Accountants...........................         F-2
Consolidated Balance Sheets at December 31, 1999 and 1998...         F-3
Consolidated Statements of Operations for the fiscal years
  ended December 31, 1999 and December 31, 1998 and for the
  period from inception on May 22, 1997 to December 31,
  1997......................................................         F-4
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended December 31, 1999 and 1998 and for the
  period from inception on May 22, 1997 to December 31,
  1997......................................................         F-5
Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 1999 and December 31, 1998 and for the
  period from inception on May 22, 1997 to December 31,
  1997......................................................         F-6
Notes to Consolidated Financial Statements..................         F-7
(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts..............        F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS OF CUMULUS MEDIA INC.

     In our opinion, the consolidated financial statements listed in the index on page F-1 after the restatement described in Note 1, present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1999 and 1998 and for the period from inception (May 22, 1997) through December 31, 1997 in conformity accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 13, 2000

                               CUMULUS MEDIA INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Assets
Current assets:
  Cash and cash equivalents.................................    $219,581       $ 24,885
  Accounts receivable, less allowance for doubtful accounts
     of $3,118 and $895 respectively........................      53,521         28,056
  Prepaid expenses and other current assets.................       8,351          2,808
                                                                --------       --------
     Total current assets...................................     281,453         55,749
Property and equipment, net.................................      66,963         41,438
Intangible assets, net......................................     530,052        404,220
Other assets................................................      39,688         16,224
                                                                --------       --------
     Total assets...........................................    $918,156       $517,631
                                                                ========       ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 26,540       $ 19,028
  Current portion of long-term debt.........................          20             20
  Other current liabilities.................................       1,010            768
                                                                --------       --------
     Total current liabilities..............................    $ 27,570       $ 19,816
Long-term debt..............................................     285,227        222,747
Other liabilities...........................................       1,977          1,118
Deferred income taxes.......................................       8,940          9,387
                                                                --------       --------
     Total liabilities......................................     323,714        253,068
                                                                --------       --------
Series A Cumulative Exchangeable Redeemable Preferred Stock
  due 2009, stated value $1,000 per share, 102,702 and
  129,296 shares issued and outstanding, respectively.......     102,732        133,741
Commitments and Contingencies (Note 11)
Stockholders' equity:
  Class A common stock, par value $.01 per share;
     100,000,000 shares authorized; 26,052,393 and 8,700,504
     shares issued and outstanding..........................         261             87
  Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 6,629,343 and 8,660,416 shares
     issued and outstanding.................................          66             87
  Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 2,151,277 and 2,376,277 shares
     issued and outstanding.................................          21             24
  Additional paid-in-capital................................     516,576        142,211
  Accumulated other comprehensive income....................          --              5
  Accumulated deficit.......................................     (25,214)       (11,592)
                                                                --------       --------
Total stockholders' equity..................................     491,710        130,822
                                                                --------       --------
  Total liabilities and stockholders' equity................    $918,156       $517,631
                                                                ========       ========

          See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                            FROM THE PERIOD
                                                                                           FROM INCEPTION ON
                                                    YEAR ENDED           YEAR ENDED         MAY 22, 1997 TO
                                                 DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                                 -----------------    -----------------    -----------------
Revenues.....................................        $194,940             $108,172              $10,134
Less: agency commissions.....................         (14,921)              (9,385)                (971)
                                                     --------             --------              -------
  Net Revenues...............................         180,019               98,787                9,163
Operating expenses:
Station operating expenses, excluding
  depreciation, amortization and LMA fees....         133,328               72,154                7,147
Depreciation and amortization................          32,564               17,180                1,671
LMA fees.....................................           4,165                2,404                   --
Corporate general and administrative expenses
  (excluding $1,689 of non-cash stock
  compensation expense shown below)..........           8,204                5,607                1,276
Non-cash stock compensation expense..........              --                   --                1,689
                                                     --------             --------              -------
Operating expenses...........................         178,261               97,345               11,783
Operating income (loss)......................           1,758                1,442               (2,620)
                                                     --------             --------              -------
Nonoperating income (expense):
Interest expense.............................         (27,041)             (15,551)                (992)
Interest income..............................           4,164                2,373                  155
     Other income (expense), net.............             627                   (2)                 (54)
                                                     --------             --------              -------
Nonoperating expenses, net...................         (22,250)             (13,180)                (891)
                                                     --------             --------              -------
Loss before income taxes.....................         (20,492)             (11,738)              (3,511)
Income tax expense...........................          (6,870)              (4,828)                  67
                                                     --------             --------              -------
Loss before extraordinary item...............         (13,622)              (6,910)              (3,578)
Extraordinary loss on early extinguishment of
  debt.......................................              --               (1,104)                  --
                                                     --------             --------              -------
Net loss.....................................         (13,622)              (8,014)              (3,578)
Preferred stock dividend, accretion of
  discount, and redemption premium...........          23,790               13,591                  274
                                                     --------             --------              -------
Net loss attributable to common
  stockholders...............................        $(37,412)            $(21,605)             $(3,852)
                                                     ========             ========              =======
Basic and diluted loss per share.............        $  (1.50)            $  (1.34)             $ (0.31)
                                                     ========             ========              =======
Average shares outstanding...................          24,938               16,085               12,509
                                                     --------             --------              -------

          See Accompanying Notes to Consolidated Financial Statements

                              CUMULUS MEDIA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                             CLASS A              CLASS B              CLASS C
                                     COMMON STOCK         COMMON STOCK          COMMON STOCK        COMMON STOCK
                                   -----------------   -------------------   ------------------   -----------------   ADDITIONAL
                                   NUMBER OF    PAR     NUMBER OF     PAR    NUMBER OF     PAR    NUMBER OF    PAR     PAID-IN
                                    SHARES     VALUE     SHARES      VALUE     SHARES     VALUE    SHARES     VALUE    CAPITAL
                                   ---------   -----    ---------    -----   ---------    -----   ---------   -----   ----------
Issuance of common stock.........    1,000      --              --   $ --            --   $ --           --    $--     $ 52,748
Comprehensive income (cumulative
  translation adjustment)........       --      --              --     --            --     --           --     --           --
Preferred and common stock
  offering costs.................       --      --              --     --            --     --           --     --         (614)
Preferred stock dividend and
  acretion of discount...........       --      --              --     --            --     --           --     --         (274)
Non-cash stock compensation......       --      --              --     --            --     --           --     --        1,689
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Balance at December 31, 1997.....    1,000      --              --   $ --            --   $ --           --    $--     $ 53,549
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========
Capital contribution.............       --      --              --     --            --     --           --     --       15,211
Preferred stock dividend and
  accretion of discount..........       --      --              --     --            --     --           --     --      (13,591)
Reorganization concurrent with
  IPO............................   (1,000)     --       1,346,932     14            --     --           --     --           --
Proceeds from IPO................       --      --       7,228,572     72     8,785,416     88    2,376,277     24      101,003
Preferred and common stock
  offering costs.................       --      --              --     --            --     --           --     --      (13,961)
Share exchange...................       --      --         125,000      1      (125,000)    (1)          --     --           --
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Balance at December 31, 1998.....       --      --       8,700,504   $ 87     8,660,416   $ 87    2,376,277    $24     $142,211
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========
Capital contribution.............       --      --          27,580     --            --                  --     --          384
Preferred stock dividend.........       --      --              --     --            --     --           --     --      (17,776)
Proceeds from follow-on
  offerings......................       --      --      14,915,600    149            --     --           --     --      416,244
Common stock offering costs......       --      --              --     --            --     --           --     --      (23,337)
Redemption of preferred stock....                                      --            --     --           --     --       (6,014)
Stock issued for acquisition.....       --      --         152,636      2            --     --           --     --        4,864
Share exchange...................       --      --       2,256,073     23    (2,031,073)   (21)    (225,000)    (3)          --
Other comprehensive income.......       --      --              --     --            --     --           --     --           --
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Balance at December 31, 1999.....       --      --      26,052,393   $261     6,629,343   $ 66    2,151,277    $21     $516,576
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========


                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                      INCOME         DEFICIT         LOSS
                                   -------------   -----------   -------------
Issuance of common stock.........       $--         $     --       $     --
Comprehensive income (cumulative
  translation adjustment)........         5               --              5
Preferred and common stock
  offering costs.................        --               --             --
Preferred stock dividend and
  acretion of discount...........        --               --             --
Non-cash stock compensation......        --               --             --
Net loss.........................        --           (3,578)        (3,578)
                                        ---         --------       --------
Balance at December 31, 1997.....       $ 5         $ (3,578)      $ (3,573)
                                        ===         ========       ========
Capital contribution.............        --               --             --
Preferred stock dividend and
  accretion of discount..........        --               --             --
Reorganization concurrent with
  IPO............................        --               --             --
Proceeds from IPO................        --               --             --
Preferred and common stock
  offering costs.................        --               --             --
Share exchange...................        --               --             --
Net loss.........................        --           (8,014)        (8,014)
                                        ---         --------       --------
Balance at December 31, 1998.....       $ 5         $(11,592)      $ (8,014)
                                        ===         ========       ========
Capital contribution.............        --               --             --
Preferred stock dividend.........        --               --             --
Proceeds from follow-on
  offerings......................        --               --             --
Common stock offering costs......        --               --             --
Redemption of preferred stock....        --               --             --
Stock issued for acquisition.....        --               --             --
Share exchange...................        --               --             --
Other comprehensive income.......        (5)              --             (5)
Net loss.........................        --          (13,622)       (13,622)
                                        ---         --------       --------
Balance at December 31, 1999.....       $--         $(25,214)      $(13,627)
                                        ===         ========       ========

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            FOR THE PERIOD
                                                                                           FROM INCEPTION ON
                                                    YEAR ENDED           YEAR ENDED         MAY 22, 1997 TO
                                                 DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                                 -----------------    -----------------    -----------------
Cash flows from operating activities:
  Net loss...................................        $ (13,622)           $  (8,014)           $ (3,578)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Extraordinary loss on early
       extinguishment of debt................               --                1,104                  --
     Depreciation............................            8,123                3,590                 391
     Amortization of goodwill, intangible
       assets and other assets...............           25,617               13,590               1,064
     Deferred taxes..........................           (6,983)              (4,954)                 --
     Non-cash stock compensation.............               --                   --               1,689
  Changes in assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable.....................          (25,557)             (21,274)             (4,546)
     Prepaid expenses and other current
       assets................................           (2,375)              (2,361)               (235)
     Accounts payable and accrued expenses...            6,725               14,216               3,401
     Other assets............................           (2,136)                (300)               (166)
     Other liabilities.......................           (3,436)                (250)                 93
                                                     ---------            ---------            --------
          Net cash used in operating
            activities.......................          (13,644)              (4,653)             (1,887)
                                                     ---------            ---------            --------
Cash flows from investing activities:
  Acquisitions...............................         (152,737)            (342,845)            (91,289)
  Escrow deposits on pending acquisitions....          (19,446)              (1,335)             (1,999)
  Capital expenditures.......................          (18,561)              (6,649)               (869)
  Other......................................           (1,361)                (196)               (943)
                                                     ---------            ---------            --------
          Net cash used by investing
            activities.......................         (192,105)            (351,025)            (95,100)
                                                     ---------            ---------            --------
Cash flows from financing activities:
  Proceeds from revolving line of credit.....          176,950              175,000              74,525
  Payments on revolving line of credit.......         (114,450)            (155,035)            (31,990)
  Proceeds from sale of senior subordinated
     notes...................................               --              160,000                  --
  Payments for debt issuance costs...........           (4,209)              (9,870)             (1,754)
  Payments on promissory notes...............              (21)                (278)                 (4)
  Proceeds from issuance of preferred
     stock...................................               --              106,724              13,152
  Payments for redemption of preferred
     stock...................................          (51,269)                  --                  --
  Proceeds from issuance of common stock.....          416,781              116,527              45,245
  Payments for preferred and common stock
     offering costs..........................          (23,337)             (14,078)               (614)
                                                     ---------            ---------            --------
          Net cash provided by financing
            activities.......................          400,445              378,990              98,560
                                                     ---------            ---------            --------
Increase in cash and cash equivalents........          194,696               23,312               1,573
Cash and cash equivalents at beginning of
  period.....................................           24,885                1,573                  --
                                                     ---------            ---------            --------
Cash and cash equivalents at end of period...        $ 219,581            $  24,885            $  1,573
                                                     =========            =========            ========
Supplemental disclosures of cash information:
  Interest paid..............................        $  25,723            $   7,258            $     25
  Taxes paid.................................              112                   26                  --
Non-cash operating and financing activities:
  Trade revenue..............................           10,578                6,226                 757
  Trade expense..............................           10,301                6,157                 712
  Assets acquired through notes payable......            6,268                2,065                 520
  Liabilities assumed through acquisitions...              456                  942                  --
  Capital contribution from Cumulus Media
     LLC.....................................               --               15,136               7,503

          See Accompanying Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of 1998 Financial Statements

     Subsequent to the end of 1999, the Company determined as part of its year end tax review, that due to the existence of offsetting deferred tax liabilities the valuation allowance against deferred taxes established in 1998 was not required. As a result, the Company has restated its results for 1998 and recorded a tax benefit for the year ended December 31, 1998 in the amount of $4.9 million.

     The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statements of operations for the year ended December 31, 1998:

                                                                           EXTRAORDINARY
                               LOSS        TAX           NET LOSS          LOSS ON EARLY                 LOSS
                              BEFORE    PROVISION         BEFORE         EXTINGUISHMENT OF     NET       PER
                              TAXES     (BENEFIT)   EXTRAORDINARY ITEM         DEBT            LOSS     SHARE
                             --------   ---------   ------------------   -----------------   --------   ------
1998
As previously reported.....  $(11,738)   $   126         $(11,864)            $(1,837)       $(13,701)  $(1.70)
Restatement associated with
  elimination of deferred
  tax asset valuation
  allowance................        --    $(4,954)        $  4,954             $   733        $  5,687   $ 0.36
                             --------    -------         --------             -------        --------   ------
As restated................  $(11,738)   $(4,828)        $ (6,910)            $(1,104)       $ (8,014)  $(1.34)
                             ========    =======         ========             =======        ========   ======

Description of Business

     Cumulus Media Inc., ("Cumulus" or the "Company") is a radio broadcasting corporation incorporated in the state of Illinois on May 22, 1997 focused on acquiring, operating and developing commercial radio stations in mid-size radio markets in the United States and the Eastern Caribbean.

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

Intangible Assets and Valuation of Long Lived Assets

     Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. The Company amortizes such intangible assets using the straight-line method over their estimated useful lives. The Company evaluates the carrying value of broadcast licenses, goodwill and other intangible assets in relation to the projected future undiscounted net cash flows, in order to determine if an impairment has occurred. The Company evaluates the carrying value of intangible assets, when events and circumstances warrant such a review. The carrying value of intangible assets is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the asset. Intangible assets to be disposed are reported at the lower of carrying amount or fair value less cost to sell.

Software Development Costs

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"),"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. During 1999, the Company capitalized $2,419 of software development costs in connection with the adoption of the statement.

Organization Costs

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for the Costs of Start-Up Activities." SOP 98-5, which became effective for 1999, requires organization costs to be expensed as incurred. The Company's adoption of SOP 98-5 in 1999 had an immaterial effect on the results of operations.

Debt Issuance Costs

     The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the periods ended December 31, 1999, 1998 and 1997, the Company recognized amortization expense of debt issuance costs of approximately $672, $210 and $65 respectively.

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

New Accounting Pronouncements

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". Statement 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, which are excluded from net income. Statement 130 requires unrealized gains or losses on foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in comprehensive income. The adoption of this Statement had no impact on net income or stockholders' equity.

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". Statement 131 establishes new guidelines for identifying and reporting information about an entity's operating segments. This standard requires that management identify operating segments based upon the way management disaggregates the enterprise for making internal operating decisions. For the twelve months ending December 31, 1998, Company management has maintained only one operating segment, radio broadcasting. As of and for the year ended December 31, 1999 the Company's investments in and operations of Cumulus Wireless Services Inc. and Cumulus Internet Services Inc. were inconsequential to the overall operations of the Company. As a result, they have not been accounted for as segments under this pronouncement. As the operations of Cumulus Wireless Services Inc. and Cumulus Internet Services Inc. develop, segment reporting may be required.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Statement 133 is amended by Statement 137 "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133," and is effective for years beginning after June 15, 2000. Management does not believe adoption of this statement will materially impact the Company's financial position or results of operations.

2. ACQUISITIONS AND DISPOSITIONS

     The Company completed twenty-two, fifty-six and ten acquisitions of radio stations for $159.0 million, $344.0 million and $99.1 million in cash and stock during 1999, 1998 and 1997 respectively. The aggregate purchase price mentioned above includes certain acquisition related costs incurred in 1999, 1998 and 1997.

     On September 15, 1999, the Company acquired all of the assets of Broadcast Software International, Inc. (BSI), a Eugene, Oregon-based developer of digital audio software, for a total purchase price of $5.4 million in cash and stock. BSI is a software development company specializing in digital audio applications for broadcast radio and television as well as for Internet broadcasters. BSI will operate as a subsidiary of Cumulus with operations remaining in its current Eugene, Oregon headquarters.

     The aforementioned acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

     An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

                                                       1999        1998       1997
                                                     --------    --------    -------
Current assets, other than cash..................    $  1,707       1,701        757
Property and equipment...........................      15,087      30,192      7,708
Other assets.....................................          --         625         --
Intangible assets................................     149,203     327,516     91,121
Current liabilities..............................        (456)       (942)      (483)
Deferred liabilities.............................      (6,536)    (15,074)        --
                                                     --------    --------    -------
                                                     $159,005    $344,018    $99,103
                                                     ========    ========    =======

     The unaudited consolidated condensed pro forma results of operations data for the twelve month periods ended December 31, 1999 and 1998 as if the acquisitions had occurred on January 1, 1998 appears below:

                                                  DECEMBER 31, 1999    DECEMBER 31, 1998
                                                  -----------------    -----------------
Net revenues..................................        $253,234             $230,184
Operating income..............................        $ 16,272             $  8,210
Net loss......................................        $ (2,395)            $(11,943)
Net loss attributable to common
  stockholders................................        $(26,185)            $(25,534)
                                                      ========             ========
Basic loss per common share (in dollars)......        $  (0.76)            $  (0.73)

     Escrow funds of approximately $22.8 million and $3.3 million paid by the Company in connection with pending acquisitions have been classified as other assets at December 31, 1999 and December 31, 1998 respectively, in the accompanying consolidated balance sheet.

     During the twelve months ended December 31, 1999 and 1998, the Company operated 114 and 31 stations under LMA's respectively. The statement of operations for the years ended December 31, 1999 and 1998 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or December 31.

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                             ESTIMATED USEFUL LIFE      1999       1998
                                             ---------------------      ----       ----
Land.....................................                             $  3,607    $ 3,059
Broadcasting and other equipment.........        3 to 7 years           55,730     28,820
Furniture and fixtures...................             5 years            6,361      4,661
Buildings and improvements...............            20 years           11,560      8,191
Construction in process..................                                1,809        688
                                                                      --------    -------
                                                                        79,067     45,419
Less accumulated depreciation............                              (12,104)    (3,981)
                                                                      --------    -------
                                                                      $ 66,963    $41,438
                                                                      ========    =======

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                            ESTIMATED USEFUL LIFE      1999        1998
                                            ---------------------      ----        ----
Broadcasting licenses and Goodwill......             25 years        $553,652    $406,010
Other intangibles.......................         2 to 5 years          13,984      11,785
                                                                     --------    --------
                                                                      567,636     417,795
Less accumulated amortization...........                              (37,584)    (13,575)
                                                                     --------    --------
                                                                     $530,052    $404,220
                                                                     ========    ========

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                1999       1998
                                                               -------    -------
Accounts payable...........................................    $ 4,522    $ 1,960
Accrued compensation.......................................        830        934
Accrued royalties..........................................        379        390
Accrued commissions........................................      2,635      1,183
Accrued state income taxes.................................         --        152
Barter payable.............................................      1,584      1,326
Accrued professional fees..................................        355        642
Due to seller of acquired companies........................      1,325      1,142
Accrued interest...........................................      9,228      9,195
Preferred dividends payable................................      3,530         --
Accrued equity offering cost...............................        371         --
Other......................................................      1,781      2,104
                                                               -------    -------
Total accounts payable and accrued expenses................    $26,540    $19,028
                                                               =======    =======

6. LONG-TERM DEBT

     The Company's long-term debt at December 31, 1999 and 1998 is summarized as follows:

                                                            1999        1998
                                                          --------    --------
Term loan facility at 9.22% and 8.5%, respectively......   125,000      62,500
Senior Subordinated Notes, 10 3/8%, due 2008............   160,000     160,000
Other...................................................       247         267
                                                          --------    --------
                                                           285,247     222,767
Less: Current portion of long-term debt.................       (20)        (20)
                                                          --------    --------
                                                          $285,227    $222,747
                                                          ========    ========

     A summary of the future maturities of long-term debt follows:

2000........................................................  $     20
2001........................................................       211
2002........................................................       775
2003........................................................       778
2004........................................................       780
Thereafter..................................................   282,683
                                                              --------
                                                              $285,247
                                                              ========

     As of December 31, 1999, the Company had outstanding $160.0 million in aggregate principal of its 10 3/8% Senior Subordinated Notes which have a maturity date of July 1, 2008. The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under its credit facility). Interest on the Senior Subordinated Notes is payable semi-annually in arrears.

     Debt fees and offering costs are being amortized as interest expense over eight years for the Credit Facility, and over 10 years, for the Notes. The Company calculates the fair value of its debt using the present value of the contractual interest and principal payment streams, at contractual interest/coupon payment rates compared to market/trading rates and yields, as published by the market makers in the Company's debt securities. At December 31, 1999 the carrying amount of the 10 3/8% Senior Subordinated Notes was $160.0 million, and the fair value approximated $179.0 million.

     On August 31, 1999, the Company's existing $190.0 million senior credit facility was amended and restated to provide for aggregate principal commitments of $225 million. The amended facility consists of an eight-year term loan facility of $75 million, an eight and one-half year term loan facility of $50 million, a seven-year revolving credit facility of $50 million and revolving credit facility of $50 million that will convert to a seven- year term loan, at the option of the Company, 364 days from closing. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following closing. Under the terms of the facility, the Company drew down $125 million of the term loan facility on August 31, 1999, a portion of which was used to satisfy the principal amount of indebtedness on its preexisting credit facility with the same lender.

     The Company's obligations under its current credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company's direct and indirect domestic subsidiaries, except the capital stock of Broadcast Software International, Inc., Cumulus Internet Services Inc. and Cumulus Telecommunications, Inc., and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the credit facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except Broadcast Software, Cumulus Internet services and Cumulus Telecommunications, and are required to be guaranteed by any additional subsidiaries acquired by Cumulus.

     Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 10.625% as of December 31, 1999) plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 6.17 % as of December 31, 1999) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At December 31, 1999 the Company's effective interest rate on term loan amounts outstanding under the credit facility was 9.22%.

     A commitment fee calculated at a rate ranging from 0.375% to 0.75% per annum (depending upon the Company's utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility also will be payable quarterly in arrears. In addition, a fronting fee of 0.125% is payable quarterly to the issuing bank.

     The eight-year term loan borrowings are repayable in quarterly installments beginning in 2001. The scheduled annual amortization is $0.75 million for each of the third, fourth, fifth, sixth and seventh years following closing and $71.25 million in the eighth year following closing. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The first revolving credit loan, upon conversion to a seven-year term loan, is repayable in quarterly installments beginning in 2001. The scheduled annual amortization is 10% of the initial aggregate principal amount in each of the third and fourth years following closing, 15% of the initial aggregate principal amount in each of the fifth and sixth years following closing and the remaining 50% of the initial aggregate principal amount in the seventh year following closing. The amount available under the second revolving credit facility will be automatically reduced in quarterly installments as described in the first paragraph above. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

     Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At December 31, 1999, the Company was in compliance with such financial and operating covenants. On April 12, 2000 the Company received a waiver of certain technical requirements of the Credit Agreement related to the requirement that the annual financial statements for fiscal 1998 previously furnished to the Lenders pursuant to Section 6.1(a), and the quarterly financial statements for the third and fourth fiscal quarters of fiscal 1998 and the first, second and third fiscal quarters of fiscal 1999 previously furnished to the Lenders pursuant Section 6.1(b), be complete and correct in all material respects. The waiver was requested as a result of the restatement of its first, second and third quarter of fiscal 1999 quarterly financial statements and the determination subsequent to the end of 1999 as part of our year end tax review that due to the existence of offsetting deferred tax liabilities the valuation allowance against deferred tax assets established in 1998 was not required.

     The terms of the facility contain events of default after expiration of applicable grace periods, including failure to make payments on the credit facility, breach of covenants, breach of representations and warranties, invalidity of the agreement governing the credit facility and related documents, cross default under other agreements or conditions relating to indebtedness of Cumulus or the Company's restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the credit facility, the majority of the lenders are able to declare all amounts under our credit facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively.

7. SERIES A PREFERRED STOCK AND COMMON STOCK

(a) Series A Preferred Stock

     At December 31, 1999 and 1998 the Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 disclosed on the balance sheet represents 102,702 and 129,286 shares outstanding (each with a $1,000 par value), plus accrued dividends of $0 and $4,445, respectively. Accrued dividends of $3,530 are included in current liabilities as of December 31, 1999 and were paid in cash on January 3, 2000. Accrued dividends at December 31, 1998 were paid in additional shares of preferred stock on January 1, 1999.

     On October 1, 1999, the Company redeemed 43,750 shares of its Series A Preferred Stock for $51,270, including redemption premium of $6,014 and accrued but unpaid dividends of $1,506.

     On or before July 1, 2003, the Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. The Series A Preferred Stock may be redeemed by the Company prior to such date under certain circumstances

     The Company calculates the fair value of the Series A Preferred Stock using the present value of the contractual dividend and principal payment streams, at contractual dividend rates compared to market trading rates, as published by the market makers in the Company's Series A Preferred Stock. At December 31, 1999 the Company carrying amount of the Series A Preferred Stock was $102.7 million, and the fair value approximated $148.5 million.

(b) Secondary Offerings

     On July 27, 1999, the Company completed a follow-on public stock offering selling 9,664,000 shares of its Class A Common Stock for $22.919 per share, net of underwriter's discounts and commissions of $1.206 per share. The net proceeds of the offering were approximately $221.5 million. In addition, on August 10, 1999 the U.S. underwriters exercised an option granted by the Company, purchasing an additional 1,449,600 shares. Exercise of the option resulted in an additional $33.2 million in net offering proceeds to the Company.

     On November 18, 1999, the Company completed a follow-on public stock offering selling 3,700,000 shares of its Class A Common Stock for $37.05 per share, net of underwriter's discounts and commissions of $1.95 per share. The net proceeds of the offering were approximately $137.1 million and will be used to fund the Company's pending acquisitions. In addition, on December 6, 1999 the U.S. underwriters exercised an option granted by the Company, purchasing an additional 102,000 shares. Exercise of the option resulted in an additional $3.8 million in net offering proceeds to the Company.

(c) Stock Purchase Plan

1999 STOCK PURCHASE PLAN

     On November 2, 1999, the Company's Board of Directors adopted and the Company's shareholders approved the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the Section 423 of the Internal Revenue Code and contains 1,000,000 shares of Class A Common Stock. The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $25,000 of stock value on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the 1999 Employee Stock Purchase Plan.

(d) Stock Options

1999 STOCK INCENTIVE PLANS

     On November 2, 1999, the Company's Board of Directors adopted and the Company's shareholders approved the 1999 Stock Incentive Plan to provide officers, other key employees and non-employee directors of the Company (other than participants in the Company's Executive Plan described below), as well as consultants to the Company, with additional incentives by increasing their proprietary interest in the Company. An aggregate of 900,000 shares of Class A Common Stock is subject to the 1999 Stock Incentive Plan, of which a maximum of 900,000 shares of Class A Common Stock is available to be awarded as incentive stock options and a maximum of 100,000 shares of Class A Common Stock is available to be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock, which will be awarded to any one person during any calendar year, is $500,000.

     The 1999 Stock Incentive Plan permits the Company to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) and restricted shares of the Class A Common Stock. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award will be granted under the 1999 Stock Incentive Plan after August 30, 2009.

     The 1999 Stock Incentive Plan is administered by the Compensation Committee of the Board, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the plan) and other terms of any award. The Compensation Committee may delegate to certain senior officers of the Company its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by the Company's Board of Directors. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

     As of December 31, 1999, there are outstanding options to purchase a total of 829,025 shares of Class A Common Stock exercisable at a price of $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Stock Incentive Plan.

1998 STOCK INCENTIVE PLAN

     During 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. An aggregate of 1,288,834 shares of Class A Common Stock is subject to the 1998 Stock Incentive Plan, of which a maximum of 1,288,834 shares of Class A Common Stock are available to be awarded at subject to incentive stock options and a maximum of 100,000 shares of Class A Common Stock is available to be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock which will be awarded to any one person during any calendar year is $500,000.

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

     The 1998 Stock Incentive Plan is administered by the Compensation Committee of the Board, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the 1998 Stock Incentive Plan) and other terms of any award. The Compensation Committee may delegate to certain senior officers of the Company its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by the Company's Board of Directors. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

     As of December 31, 1999, there are outstanding options to purchase a total of 1,285,284 shares of Class A Common Stock exercisable at a price of $14.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

1999 EXECUTIVE STOCK INCENTIVE PLAN

     On November 2, 1999, the Company's Board of Directors also adopted the 1999 Executive Stock Incentive Plan (the "1999 Executive Plan") to provide certain key executives of the Company with additional incentives by increasing their proprietary interest in the Company. An aggregate of 1,000,000 shares of Class C Common Stock is subject to the 1999 Executive Plan. In addition, no one person will be eligible to receive options for more than 500,000 shares in any one calendar year. Richard W. Weening, Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Executive Vice Chairman and Director are the sole participants in the 1999 Executive Plan.

     The 1999 Executive Plan permits the Company to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) of Class C Common Stock.

     Stock options under the 1999 Executive Plan were granted on August 30, 1999 at an exercise price of $27.875 per share and vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances).

     The 1999 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 1999, there are outstanding options to purchase a total of 1,000,000 shares of Class C Common Stock under the 1999 Executive Plan.

1998 EXECUTIVE STOCK INCENTIVE PLAN

     The Company's Board of Directors has also adopted the 1998 Executive Stock Incentive Plan (the "1998 Executive Plan"). An aggregate of 2,001,380 shares of Class C Common Stock is subject to the 1998 Executive Plan. In addition, no one person will be eligible to receive options for more than 1,000,690 shares in any one calendar year. Richard W. Weening, Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Executive Vice Chairman and Director are the sole participants in the 1998 Executive Plan.

     The 1998 Executive Plan permits the Company to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) of Class C Common Stock.

     Stock options under the 1998 Executive Plan were granted on July 1, 1998 and are divided into three groups. Group 1 consists of time vested options with an exercise price equal to $14.00 per share and vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances). Group 2 and Group 3 also consist of time-based options which vest in four equal annual installments on July 1, 1999, July 1, 2000, July 1, 2001 and July 1, 2002 (subject to accelerated vesting in certain circumstances). The first installment of both the Group 2 options and Group 3 options were exercisable at a price of $14.00 per share on July 1, 1999 and subsequent installments are exercisable at a price 15% (or 20% in the case of Group 3 options) greater than the prior year's exercise price for each of the next three years.

     The 1998 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 1999, there are outstanding options to purchase a total of 2,001,380 shares of Class C Common Stock under the 1998 Executive Plan.

     Cumulus Media Inc. applies APB Opinion No. 25 in accounting for its Stock Options issued to employees and SFAS No. 123 in accounting for stock options issued to non-employees. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Cumulus Media Inc. determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common shareholders would have been increased to the pro forma amounts for the years ending December 31, 1999 and 1998 indicated below:

                                                               1999        1998
                                                               ----        ----
Net loss attributable to Common Shareholders:
  As reported............................................    $(37,412)   $(21,605)
  Pro forma..............................................    $(44,220)   $(23,909)
Basic and diluted loss per common share:
  As reported............................................      $(1.50)     $(1.34)
  Pro forma..............................................      $(1.77)     $(1.48)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

     1999 Executive Stock Incentive Plan and 1999 Stock Incentive Plan: expected volatility of 65.2% for 1999; risk-free interest rate of 5.70% and 5.78%, respectively for the 1999 Executive Stock Incentive Plan and 1999 Stock Incentive Plan; dividend yield of 0% and expected lives of four years and five years from the date of grant for shares issued under the 1999 Executive Stock Incentive Plan and the 1999 Stock Incentive Plan, respectively.

     1998 Executive Stock Incentive Plan and 1998 Stock Incentive Plan: expected volatility of 65.6% for 1998; risk-free interest rate of 4.73%; dividend yield of 0% and expected lives of four years and five years from the date of grant for shares issued under the 1998 Executive Stock Incentive Plan and 1998 Stock Incentive Plan, respectively.

     Following is a summary of activity in the employee option plans and agreements discussed above for the year ended December 31, 1999:

                                                                                 1999
                                                                           WEIGHTED AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                                ------     ----------------
Outstanding at beginning of year............................   3,122,125        $15.55
Granted.....................................................   1,998,125         26.70
Exercised...................................................     (27,580)        14.00
Canceled....................................................      (8,561)        14.00
                                                              ----------        ------
Outstanding at end of year..................................   5,084,109        $19.94
                                                              ----------        ------
Options exercisable at year end.............................   5,084,109
                                                              ----------
Weighted average fair value of options granted during the
  year......................................................  $    13.49

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                     OPTIONS OUTSTANDING
                                                                     -------------------
                                                NUMBER OUTSTANDING   WEIGHTED AT AVERAGE
                                                AND EXERCISABLE AT        REMAINING        WEIGHTED AVERAGE
           RANGE OF EXERCISE PRICES             DECEMBER 31, 1999     CONTRACTUAL LIFE      EXERCISE PRICE
           ------------------------             ------------------   -------------------   ----------------
$14.00 (1998 SIP Class A Shares)...............     1,253,704             4.5 years             $14.00
$14.00 (1998 ESIP Class C Shares)..............       969,419             3.5 years             $14.00
$16.10 to $24.19 (1998 ESIP Class C Shares)....     1,031,961             3.5 years             $19.59
$27.875 (1999 SIP Class A Shares)..............       829,025             4.5 years             $27.88
$27.875 (1999 ESIP Class C Shares).............     1,000,000             3.5 years             $27.88
                                                    ---------                                   ------
                                                    5,084,109                                   $19.94
                                                    =========                                   ======

8. INCOME TAXES

     Income tax expense (benefit) for the years ended 1999, 1998 and for the period from inception (May 22, 1997) through December 31, 1997 consisted of the following:

                                                       1999      1998      1997
                                                      -------   -------   -------
Current tax expense:
  Federal...........................................  $    --   $    --   $    --
  State and local...................................                126        67
                                                      -------   -------   -------
     Total current expense..........................  $    --   $   126   $    67
                                                      =======   =======   =======
Deferred tax expense (benefit):
  Federal...........................................   (6,032)  $(4,057)  $  (356)
  State and local...................................     (838)     (562)       21
Less: Change in valuation allowance.................       --      (335)      335
                                                      -------   -------   -------
     Total deferred expense.........................   (6,870)   (4,954)        0
                                                      -------   -------   -------
     Total income tax (benefit) expense.............  $(6,870)  $(4,828)  $    67
                                                      =======   =======   =======

     Total income tax expense differed from the amount computed by applying the federal standard tax rate of 35% for the periods ended December 31, 1999 and 1998 due to the following:

                                                       1999      1998      1997
                                                      -------   -------   -------
Pretax loss at federal statutory rate...............  $(7,172)  $(4,108)  $(1,194)
  State income tax expense, net of federal
     benefit........................................     (838)   (1,057)       58
  Nondeductible stock compensation..................       --        --       574
  Nondeductible goodwill............................      929       400        --
  Other.............................................      211       272       294
  Change in valuation allowance.....................       --      (335)      335
                                                      -------   -------   -------
  Net income tax (benefit) expense..................  $(6,870)  $(4,828)  $    67
                                                      =======   =======   =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 are presented below:

                                                                1999       1998
                                                               -------    -------
Deferred tax asset:
Net operating loss.........................................    $15,996    $ 7,697
  Accounts receivable......................................      1,041        340
  Property, plant and equipment............................      1,356         --
  Other....................................................        479        215
                                                               -------    -------
     Total deferred tax assets.............................    $18,872    $ 8,252
Deferred tax liabilities:
  Intangible assets........................................     25,100     17,542
  Property and Equipment...................................      2,678         --
  Other....................................................         34         97
                                                               -------    -------
  Total deferred tax liabilities...........................     27,812    $17,639
                                                               -------    -------
  Net deferred tax liability...............................    $ 8,940    $ 9,387
                                                               =======    =======

     Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforward. In 1997 the Company established a valuation allowance against its deferred tax assets following an assessment of the likelihood of realizing such amounts. In arriving at the determination as to the amount of the valuation allowance required, the Company considered its operating history as well as significant acquisitions made in 1998 and pending acquisitions, statutory restrictions on the use of operating losses, tax planning strategies and its expectation of the level and timing of future taxable income. The valuation allowance was eliminated in a subsequent period.

     The foreign operations of the Company have incurred operating losses, the benefit of which remains unlikely. Accordingly, the Company has not recognized a tax benefit for these loss carryforwards since it is not assured it could utilize the loss carryforward in the future.

     At December 31, 1999, the Company has a federal net operating loss carryforward available to offset future income of approximately $40,115, which will expire after 2012.

9. EARNINGS PER SHARE

     The following table sets forth the computation of basic loss per share for the years ended December 31, 1999 and December 31, 1998 and for the period from inception on May 22, 1997 to December 31, 1997. In order to reflect the initial public offering on July 1, 1998, the weighted average number of shares outstanding for the period from May 22, 1997 through December 31, 1997 and from January 1, 1998 through June 30, 1998 were determined after giving effect to the exchange of the Company's shares by Cumulus Media, LLC for the initial public offering.

                                                                  1999        1998       1997
                                                                --------    --------    -------
Numerator:
  Net loss before extraordinary item........................    $(13,622)   $ (6,910)   $(3,578)
  Preferred stock dividend, including redemption premium....     (23,790)    (13,591)      (274)
                                                                --------    --------    -------
  Numerator for basic earnings per share -- income available
     for common stockholders................................    $(37,412)   $(20,501)   $(3,852)
                                                                --------    --------    -------
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares after giving effect to initial public
     offering...............................................      24,938      16,085     12,509
                                                                --------    --------    -------
  Net loss per common share -- before extraordinary item....    $  (1.50)   $  (1.27)   $  (.31)
  Extraordinary item........................................          --       (0.07)        --
                                                                --------    --------    -------
  Net loss per common share.................................    $  (1.50)   $  (1.34)   $ (0.31)
                                                                ========    ========    =======

     During 1999 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans (see
Note 7). At December 31, 1999 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock....................    2,114,309
Options to purchase class C common stock....................    3,001,380

     Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.

10. LEASES

     The Company has noncancelable operating leases, primarily for office space and various capital leases primarily for equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $3,932, $2,073 and $201 for the period ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are as follows:

 YEAR ENDING
 DECEMBER 31:
 ------------
     2000...................................................    $4,293
     2001...................................................     3,914
     2002...................................................     3,512
     2003...................................................     2,702
     2004...................................................     2,131
     Thereafter.............................................     8,356

11. COMMITMENTS AND CONTINGENCIES

     As of December 31, 1999 the Company has entered into various agreements to acquire stations across 35 markets for an aggregate purchase price of approximately $444,359. Between January 1, 2000 and March 31, 2000, the Company closed on the acquisition of 12 properties in 7 markets representing $28,918 in purchase price, and signed additional asset purchase agreements for 6 transactions across 8 markets representing $168,575 in purchase price. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand, the proceeds of our credit facility or future credit facilities, and other to be identified sources. There can be no assurance the Company will be able to obtain such financing. In the event that the Company can not consummate these acquisitions because of breach of contract, the Company may be liable for approximately $67.2 million in purchase price.

     Subsequent to December 31, 1999, six separate civil actions were filed in United States District Court for the Eastern District of Wisconsin, alleging that the Company and certain present and former directors and officers violated various provisions of the Securities and Exchange Act of 1934 and the Securities Act of 1933, and various rules and regulations under those statutes. The actions are based on the Company's decision to restate its financial statements for the first three quarters of fiscal year 1999. The plaintiffs seek significant damages on their own behalf and on behalf of certain classes of shareholders of the Company. It is possible that additional claims may be filed against the Company in connection with these events, although ultimately all similar claims likely will be consolidated into one proceeding. Although the Company has certain defenses it may assert in these proceedings, we cannot predict how the plaintiffs' claims will ultimately be resolved. The Company ultimately may be required to pay significant damages either as a result of a judgement or a negotiated settlement, including damages which would be covered by insurance. Such damages could have a material effect on the Company's financial position, results of operations or cash flows.

     The Company is also a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The estimated fair value of long term debt and preferred stock subject to mandatory redemption are estimated based on current market rates and approximate the carrying value.

13. RELATED PARTY TRANSACTIONS

     On November 12, 1997, the Company purchased substantially all of the assets of The Midwestern Broadcasting Company, including WWWM-FM and WLQR-AM, for approximately $10,000. The President of the Midwestern Broadcasting Company is the Executive Vice-Chairman and a Director of the Company.

     Substantially all of the Company's broadcast strategy consulting services and programming research are contracted with Stratford Research the co-owner of which is the Executive Vice Chairman, and a Director of the Company. Total fees paid to Stratford Research during fiscal 1999, 1998 and 1997 were approximately $4,407, $2,735 and $184 respectively. Of these expenses paid in 1999, 1998 and 1997, $1,136, $1,204 and $117 were capitalized as acquisition costs. The remaining expenses have been included as part of the station operating expenses in the statement of operations. At December 31, 1999 and 1998 amounts owed to Stratford Research were approximately $261 and $371, respectively.

     During 1999, 1998 and 1997, the Company remitted $0, $150 and $206 respectively, to Cumulus Media, LLC representing fees for management services. These fees are included in corporate general and administrative expenses.

     During 1999, 1998 and 1997, the Company paid $1,394, $1,423 and $297 respectively to QUAESTUS Management Corporation for services rendered in connection with the acquisition of stations, corporate finance services and internal development services. Of these expenses paid in 1999, 1998 and 1997, $807,

$1,223 and $297 were capitalized as acquisition costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. Amounts owed to QUAESTUS at December 31, 1999 and 1998 totaled $108 and $78, respectively.

     During the second half of 1999, as a result of comments regarding the agreements from shareholders, representatives of the Company and of QUAESTUS and Stratford Research discussed a modification to the terms of the agreements between those parties. Pursuant to these discussions, the Company and Stratford Research executed an amendment to the Stratford Research agreement in the first quarter of 2000 providing that fees paid by the Company to Stratford Research would potentially be reduced in the event the Company's quarterly or year to date performance fell short of published analyst consensus estimates, or increased if performance exceeded the Company's approved budget. A comparable amendment was prepared as to QUAESTUS in the first quarter of 2000 but never signed. Subsequent entries reducing expenses on the Company's 1999 books and records pursuant to these amendments were reversed based on an opinion from counsel that the amendments were unenforceable. Reported financial performance and the Company's equity for the year were therefore unaffected.

     In November 23, 1999 QUAESTUS Management Corporation and the Company entered into a Sublease Agreement as co-sublessees, which provides for the use of a 1989 Cessna Citation III model aircraft. QUAESTUS Management Corporation and the Company are obligated to pay the sublessor rent of $62.5 per month, plus an hourly rate for each hour of flight. QUAESTUS Management Corporation acts as the manager of the aircraft, hiring pilots, arranging for maintenance and scheduling usage. Expenses for the use of the aircraft are billed to the Company based upon the percentage of hours of Company use. QUAESTUS Management Corporation also has an option to purchase the aircraft as of December 31, 2000.

     One of the Company's Directors is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm's Federal Legislative Practice Group. The Company also engages the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. Total expenses paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 1999, 1998 and 1997 were approximately $2,120, $1,190 and $0. Of these expenses paid in 1999, 1998 and 1997, $1,987, $1,131 and $0 were capitalized as acquisition or financing costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 1999 and 1998 amounts payable to Paul, Hastings, Janofsky & Walker LLP were approximately $267 and $642.

14. DEFINED CONTRIBUTION PLAN

     Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant's contribution. Matching contributions are to be remitted to the plan by the Company monthly. During 1999 and 1998, the Company contributed approximately $340 and $200 to the plan respectively.

15. GUARANTORS' FINANCIAL INFORMATION

     Certain of the Company's direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) will provide full and unconditional guarantees for the Company's senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

     The following tables provide consolidated condensed financial information pertaining to the Company's subsidiary guarantors. The Company has not presented separate financial statements for the subsidiary guarantors and non-guarantors because management does not believe that such information is material to investors.

                                                          DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                             1999           1998           1997
                                                          -----------    -----------    -----------
Current assets..........................................   $ 91,509       $ 44,861       $  3,514
Noncurrent assets.......................................    597,938        448,245        100,356
Current liabilities.....................................     12,135          8,370          1,981
Noncurrent liabilities..................................     61,048         32,396          2,269

                                                       TWELVE MONTHS ENDED           FOR THE PERIOD
                                                  ------------------------------    FROM INCEPTION ON
                                                    DECEMBER         DECEMBER        MAY 22, 1997 TO
                                                      1999             1998         DECEMBER 31, 1997
                                                  -------------    -------------    -----------------
Net revenues....................................    $177,667          $98,786            $9,163
Operating expenses..............................     131,050           90,842             8,711
Income (loss) before extraordinary item.........      10,336            7,811               452
Net loss........................................      10,336            7,811               452

16. SUBSEQUENT EVENTS

     From January 1, 2000 through March 31, 2000, the Company completed acquisitions of 12 radio stations in 7 separate markets for an aggregate purchase price of approximately $28,918. These transactions will be accounted for by the purchase method of accounting.

     On February 2, 2000, the Company purchased The AdVisory Board Inc. (TAB), dba The Lytle Organization, a Madison, Wisconsin based sales training company serving the radio broadcasting industry. TAB, to be operated as a wholly owned subsidiary of Cumulus Media Inc, will provide training services to the Cumulus sales organization, other non-competing broadcasters and the general business market. This transaction will be accounted for by the purchase method of accounting.

     Between January 1, 2000 and March 31, the Company signed asset purchase agreements for 5 transactions across eight markets representing $168,575 in purchase price. The Company believes its existing available credit facilities and cash flow from operations are sufficient to fund the purchase price for these transactions upon consummation.

     On February 2, 2000 the Company loaned each of Mr. Weening and Mr. Dickey $4,992, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of shares was $39.00 each which was the approximate market price for the Company's Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. Dickey which provide for the payment of interest at the greater of 9% or the maximum rate paid by the Company under its Credit Facility. Interest accrues on the notes from February 2, 2000 through December 31, 2003. All accrued and unpaid interest and the principal amount of the loans are due and payable in a lump sum on December 31, 2003.

                                                                     SCHEDULE II

                               CUMULUS MEDIA INC.

                          FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                               -------------------------------------------------------------------
                                               BALANCE AT    PROVISION FOR                                 BALANCE
                                               BEGINNING       DOUBTFUL        ACQUIRED                    AT END
                FISCAL YEAR                     OF YEAR        ACCOUNTS       STATIONS(1)    WRITE-OFFS    OF YEAR
                -----------                    ----------    -------------    -----------    ----------    -------
1999
  Allowance for bad debts..................       $895          2,504             61            (342)      $3,118
1998
  Allowance for bad debts..................       $125            964             97            (291)      $  895
1997
  Allowance for bad debts..................       $ --             95             30              --       $  125

-------------------------
(1) Allowance for doubtful accounts receivable acquired in acquisitions.