Form 10-Q/A
period 1999-03-31
CUMULUS MEDIA INC
filed 2000-05-15
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-Q/A

                               (Amendment No. 1)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                 (414) 615-2800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of April 30, 1999, the registrant had outstanding 19,737,197 shares of common stock consisting of (i) 8,700,504 shares of Class A Common Stock; (ii) 8,660,416 shares of Class B Common Stock; and (iii) 2,376,277 shares of Class C Common Stock.

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CUMULUS MEDIA INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                  (UNAUDITED)
                                                                   RESTATED      RESTATED
                                                                   --------      --------
                                                                   MARCH 31,    DECEMBER 31,
                                                                     1999          1998
                                     ASSETS
Current assets:
   Cash and cash equivalents ................................     $  12,688      $  24,885
   Accounts receivable, less allowance for doubtful accounts
      of $1,167 and $895 respectively .......................        28,356         28,056
   Prepaid expenses and other current assets ................         4,433          2,808
                                                                  ---------      ---------
        Total current assets ................................        45,477         55,749
Property and equipment, net .................................        46,509         41,438
Intangible assets, net ......................................       424,067        404,220
Other assets ................................................        17,048         16,224
                                                                  ---------      ---------
         Total assets .......................................     $ 533,101      $ 517,631
                                                                  =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ....................     $  14,030      $  19,028
   Current portion of long-term debt ........................            20             20
   Other current liabilities ................................           768            768
                                                                  ---------      ---------
        Total current liabilities ...........................        14,818         19,816
Long-term debt ..............................................       252,743        222,747
Other liabilities ...........................................         2,310          1,118
Deferred income taxes .......................................         5,793          9,387
                                                                  ---------      ---------
        Total liabilities ...................................       275,664        253,068
                                                                  ---------      ---------
Series A Cumulative Exchangeable Redeemable Preferred Stock
   due 2009, Stated value $1,000 per share, 133,741 and
   129,286 shares issued and outstanding, respectively ......       138,286        133,741
                                                                  ---------      ---------
      Commitments and contingencies (Note 6)
Stockholders' equity:
   Class A common stock, par value $.01 per share; 50,000,000
      shares authorized; 8,700,504 shares outstanding .......            87             87
   Class B common stock, par value $.01 per share; 20,000,000
      shares authorized; 8,660,416 shares outstanding .......            87             87
   Class C common stock, par value $.01 per share; 30,000,000
      shares authorized; 2,376,277 shares outstanding .......            24             24
   Additional paid-in-capital ...............................       137,665        142,211
   Accumulated other comprehensive income ...................             5              5
   Accumulated deficit ......................................       (18,717)       (11,592)
                                                                  ---------      ---------
        Total stockholders' equity ..........................       119,151        130,822
                                                                  ---------      ---------
        Total liabilities and stockholders' equity ..........     $ 533,101      $ 517,631
                                                                  =========      =========




           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                               (UNAUDITED)
                                                         RESTATED
                                                         --------
                                                        THREE MONTHS   THREE MONTHS
                                                            ENDED          ENDED
                                                       MARCH 31, 1999  MARCH 31, 1998

Revenues .........................................       $ 33,744        $ 13,787
Less: agency commissions .........................         (2,533)         (1,287)
                                                         --------        --------
        Net revenues .............................         31,211          12,500
Operating expenses:
   Station operating expenses, excluding
      depreciation and amortization ..............         26,776          10,904
   Depreciation and amortization .................          7,599           2,748
Corporate general and administrative .............          1,674             961
                                                         --------        --------
Operating expenses ...............................         36,049          14,613
                                                         --------        --------
Operating loss ...................................         (4,838)         (2,113)
                                                         --------        --------
Nonoperating income (expense):
   Interest expense ..............................         (6,020)         (1,516)
   Interest income ...............................            139             142
   Other income (expense), net ...................           --                (6)
                                                         --------        --------
      Nonoperating expenses, net .................         (5,881)         (1,380)
                                                         --------        --------
Loss before income taxes .........................        (10,719)         (3,493)
Income taxes......................................          3,594            --
                                                         --------        --------
Loss before extraordinary item ...................         (7,125)         (3,493)
Extraordinary loss on early extinguishment of debt           --            (1,837)
Net loss .........................................         (7,125)         (5,330)
Preferred stock dividend .........................          4,545             842
                                                         --------        --------
Net loss attributable to common stockholders .....       $(11,670)       $ (6,172)
                                                         ========        ========
Basic and diluted loss per share .................       $   (.59)       $   (.49)
                                                         --------        --------
Weighted average common shares outstanding .......         19,737          12,509
                                                         ========        ========


           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                              (UNAUDITED)

                                                                        RESTATED
                                                                        --------
                                                                      THREE MONTHS    THREE MONTHS
                                                                          ENDED           ENDED
                                                                     MARCH 31, 1999  MARCH 31, 1998
Cash flows from operating activities:
Net loss ..........................................................     $  (7,125)     $  (5,330)
Adjustments to reconcile net loss to net cash used in operating activities:
      Extraordinary loss on early extinguishment of debt ..........          --            1,837
      Depreciation ................................................         1,617            472
      Amortization of goodwill, intangible assets and other assets          5,701          1,652
      Deferred Taxes ..............................................        (3,594)
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable ............................................          (300)        (4,997)
   Prepaid expenses and other current assets ......................        (1,625)        (1,299)
   Accounts payable and accrued expenses ..........................        (5,278)         4,654
   Other assets ...................................................          (169)        (1,211)
   Other liabilities ..............................................          (107)          (367)
                                                                        ---------      ---------
      Net cash used in operating activities .......................       (10,880)        (4,589)
                                                                        ---------      ---------
Cash flows from investing activities:
   Acquisitions ...................................................       (26,899)       (67,224)
   Escrow deposits on pending acquisitions ........................          (401)       (10,523)
   Capital expenditures ...........................................        (3,388)        (1,114)
   Other ..........................................................          (624)          (292)
                                                                        ---------      ---------
        Net cash used in investing activities .....................       (31,312)       (79,153)
                                                                        ---------      ---------
Cash flows from financing activities:
   Proceeds from revolving line of credit .........................        30,000        143,000
   Payments on revolving line of credit ...........................          --          (65,535)
   Payments on promissory notes ...................................            (5)            (2)
   Proceeds from issuance of preferred stock ......................          --           16,250
   Proceeds from issuance of common stock .........................          --           14,985
   Payments for debt issuance costs ...............................          --           (3,113)
                                                                        ---------      ---------
      Net cash provided by  financing activities ..................        29,995        105,585
                                                                        ---------      ---------
(Decrease)increase in cash and cash  equivalents ..................       (12,197)        21,843
Cash and cash equivalents at beginning  of period .................     $  24,885      $   1,573
Cash and cash equivalents at end of period ........................     $  12,688      $  23,416
Non-cash operating and financing activities:
   Trade revenue ..................................................     $   2,198      $     912
   Trade expense ..................................................         2,199            912
   Assets acquired through notes payable ..........................         1,380            936


           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Operating results for the three months ended March 31, 1999 have been restated to reflect the effect of (a) the correction of certain misallocated revenues and expenses and (b) the reversal of the valuation allowance established against deferred taxes and related recognition of tax benefit.

The following table reconciles the amounts previously reported to the amounts currently being reported in the Consolidated Statement of Operations for the three month period ended March 31, 1999:


                                                                                                    Net loss
                                                                                     Income tax    attributable
                               Net       Operating     Operating    Loss before       expense       to common      Loss per
For the three months         Revenue      Expenses      Income      income taxes     (benefit)     stockholders      share
--------------------         -------      --------      ------      ------------     ---------     ------------      -----
As previously reported       $31,915       $36,128     ($4,213)       ($10,094)       $  --          ($14,639)        (.74)
Restatement associated
  with elimination of                                                                 ($3,594)         $3,594          .18
  deferred tax asset
  valuation allowance
Restatement for correction
  of certain misallocated
  revenues and expenses        ($704)         ($79)      ($625)          ($625)       $  --             ($625)        (.03)
                             -------       -------     --------       --------        -------       ---------        -----
As restated                  $31,211       $36,049     ($4,838)       ($10,719)       ($3,594)       ($11,670)        (.59)
                             =======       =======     ========       ========        =======       =========        =====

2. INTERIM FINANCIAL DATA

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

4. ACQUISITIONS:

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

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

          Property and equipment..........................  $  3,301
          Intangible assets...............................    24,978
                                                            --------
                                                            $ 28,279
                                                            ========

The unaudited consolidated condensed pro forma results of operations data for the three months ended March 31, 1999 and 1998 presented, as if all acquisitions completed during 1998 and during the first quarter of 1999 occurred at January 1, 1998, follow:

                                                              RESTATED
                                                         ------------------
                                                         THREE MONTHS ENDED
                                                         ------------------
                                                        MARCH 31,    MARCH 31,
                                                          1999         1998
                                                          ----         ----

Net revenues ..........................................  31,598       28,241
Operating loss ........................................  (5,117)      (6,346)
Net loss ..............................................  (7,735)     (12,558)
Net loss attributable to common stockholders .......... (12,280)     (17,103)
                                                        =======      =======
Basic and diluted loss per common share(in dollars) ...   (0.62)       (0.87)

Escrow funds of approximately $3.7 million paid by the Company in connection with pending acquisitions as of March 31, 1999 have been classified as other assets at March 31, 1999 in the accompanying consolidated balance sheet.

At March 31, 1999, the Company operated 36 stations under local marketing agreements ("LMA"). The statement of operations for the three months ended March 31, 1999 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through March 31, 1999.

5. GUARANTOR'S FINANCIAL INFORMATION

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


                                                        RESTATED
                                                  --------------------
                                                  AS OF MARCH 31, 1999
                                                  --------------------
                                                      (UNAUDITED)
                                                GUARANTOR                       TOTAL
                                   PARENT      SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                   ------      ------------  ------------   ------------
Cash and cash equivalents ..     $  (5,970)     $  18,658     $    --        $  12,688
Accounts receivable, net ...          --           28,356          --           28,356
Prepaid expenses and other
   currents assets .........         2,308          2,125          --            4,433
                                 ---------      ---------     ---------      ---------
      Total current assets .        (3,662)        49,139          --           45,477
Property and equipment, net          1,610         44,899          --           46,509
Investment in subsidiaries .       472,357           --        (472,357)          --
Intangible assets, net .....          --          424,067          --          424,067
Other assets ...............        36,777          4,874       (24,603)        17,048
                                 ---------      ---------     ---------      ---------
Total assets ...............     $ 507,082      $ 522,979     $(496,960)     $ 533,101
                                 =========      =========     =========      =========
Accounts payable ...........     $   5,223      $   8,807     $    --        $  14,030
Current portion of LTD .....            20           --            --               20
Other current liabilities ..           768           --            --              768
                                 ---------      ---------     ---------      ---------
   Total current liabilities         6,011          8,807          --           14,818
Long-term debt, excluding
   current portion .........       252,743           --            --          252,743
Other liabilities ..........         5,394         21,519       (24,603)         2,310
Deferred income taxes ......          --            5,793          --            5,793
                                 ---------      ---------     ---------      ---------
Total liabilities ..........       264,148         36,119       (24,603)       275,664
                                 ---------      ---------     ---------      ---------
Preferred stock ............       138,286           --            --          138,286
                                 ---------      ---------     ---------      ---------
Stockholders' equity .......       104,648        486,860      (472,357)       119,151
                                 ---------      ---------     ---------      ---------
Total liabilities and
   stockholders' equity ....     $ 507,082      $ 522,979     $(496,960)     $ 533,101
                                 =========      =========     =========      =========


                                                                RESTATED
                                                -----------------------------------------
                                                FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                -----------------------------------------
                                                              (UNAUDITED)
                                                        GUARANTOR                     TOTAL
                                            PARENT     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            ------     ------------  ------------  ------------
Revenues .............................     $   --        $ 33,744      $   --        $ 33,744
Less: agency commissions .............         --          (2,533)         --          (2,533)
                                           --------      --------      --------      --------
   Net revenues ......................         --          31,211          --          31,211
Operating expenses:
Station operating expenses,
   excluding depreciation
   and amortization ..................         --          26,776          --          26,776
Depreciation and amortization ........          137         7,462          --           7,599
Corporate G&A expenses ...............        1,674          --            --           1,674
                                           --------      --------      --------      --------
Operating expenses ...................        1,811        34,238          --          36,049
                                           --------      --------      --------      --------
Operating income (loss) ..............       (1,811)       (3,027)         --          (4,838)
                                           --------      --------      --------      --------
Interest (expense) ...................       (6,005)          (15)         --          (6,020)
Interest income ......................          139          --            --             139
Other income (expense) ...............         --            --            --            --
                                           --------      --------      --------      --------
Non operating expenses, net ..........       (5,866)          (15)         --          (5,881)
                                           --------      --------      --------      --------
Income (loss) before
   income taxes ......................       (7,677)       (3,042)         --         (10,719)
Income tax benefit/(expense) .........         --           3,594          --           3,594
                                           --------      --------      --------      --------
Income (loss) before
   extraordinary item ................       (7,677)          552          --          (7,125)
                                           --------      --------      --------      --------
Extraordinary (loss) .................         --            --            --            --
                                           --------      --------      --------      --------
Net loss before equity
   adjustment ........................       (7,677)          552          --          (7,125)
Equity income (loss) in
   subsidiaries ......................          552          --            (552)         --
                                           --------      --------      --------      --------
Net loss .............................       (7,125)          552          (552)       (7,125)
Preferred stock dividend .............        4,545          --            --           4,545
                                           --------      --------      --------      --------
Net income (loss)
   attributable to common stockholders     $(11,670)     $    552      $   (552)     $(11,670)
                                           ========      ========      ========      ========

                                                                   RESTATED
                                                                   --------
                                                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                   -----------------------------------------
                                                                 (UNAUDITED)
                                                           GUARANTOR                     TOTAL
                                               PARENT     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               ------     ------------  ------------  ------------
Cash flows from operating activities:
Net loss ................................     $ (7,677)     $    552      $   --        $ (7,125)
Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
   Depreciation .........................           46         1,571          --           1,617
   Amortization .........................          370         5,331          --           5,701
   Deferred Taxes .......................                     (3,594)                     (3,594)
Changes in assets and liabilities, net of
 effect of acquisitions:
   Accounts receivable ..................         --            (300)         --            (300)
   Prepaid expenses and other
      current assets ....................       (1,560)          (65)         --          (1,625)
   Accounts payable and
      accrued expenses ..................       (5,521)          243          --          (5,278)
   Other assets .........................       (3,956)       (1,104)        4,891          (169)
   Other liabilities ....................          586         4,198        (4,891)         (107)
                                              --------      --------      --------      --------
Net cash (used in) provided
   by operating activities ..............      (17,712)        6,832          --         (10,880)
                                              --------      --------      --------      --------
Cash flows from investing
activities:
   Acquisitions .........................         --         (26,899)         --         (26,899)
   Investment in subsidiaries ...........      (26,899)         --          26,899          --
   Escrow deposits on
      pending acquisitions ..............         (401)         --            --            (401)
   Capital expenditures .................         (468)       (2,920)         --          (3,388)
   Other ................................         (624)         --            --            (624)
                                              --------      --------      --------      --------
Net cash used by
   investing activities .................      (28,392)      (29,819)       26,899       (31,312)
Cash flows from financing
 activities:
   Contribution from parent .............         --          26,899       (26,899)         --
   Proceeds from revolving
      line of credit ....................       30,000          --            --          30,000
Payments on promissory notes ............           (5)         --            --              (5)
                                              --------      --------      --------      --------
Net cash provided by
   financing activities .................       29,995        26,899       (26,899)       29,995
                                              --------      --------      --------      --------
   (Decrease)increase in cash
      and cash equivalents ..............      (16,109)        3,912          --         (12,197)
   Cash and cash equivalents
      at beginning of period ............     $ 10,139      $ 14,746      $   --        $ 24,885
   Cash and cash equivalents
      at end of period ..................     $ (5,970)     $ 18,658      $   --        $ 12,688

                                                                      RESTATED
                                                                      --------
                                                              AS OF DECEMBER 31, 1998
                                                              -----------------------
                                                                    (UNAUDITED)
                                                              GUARANTOR                     TOTAL
                                                 PARENT      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ------      ------------  ------------  ------------
Cash and cash equivalents .................     $  10,139     $  14,746     $    --        $  24,885
Accounts receivable, net ..................          --          28,056          --           28,056
Prepaid expenses and other
   currents assets ........................           749         2,059          --            2,808
                                                ---------     ---------     ---------      ---------
   Total current assets ...................        10,888        44,861          --           55,749
Property and equipment, net ...............         1,188        40,250          --           41,438
Investment in subsidiaries ................       444,078          --        (444,078)          --
Intangible assets, net ....................          --         404,220          --          404,220
Other assets ..............................        32,166         3,775       (19,717)        16,224
                                                ---------     ---------     ---------      ---------
Total assets ..............................     $ 488,320     $ 493,106     $(463,795)     $ 517,631
                                                =========     =========     =========      =========
Accounts payable ..........................     $  10,659     $   8,370     $      (1)     $  19,028
Current portion of LTD ....................            20          --            --               20
Other current liabilities .................           768          --            --              768
                                                ---------     ---------     ---------      ---------
Total current liabilities .................        11,447         8,370            (1)        19,816
Long-term debt, excluding
   current portion ........................       222,747          --            --          222,747
Other liabilities .........................         3,513        17,322       (19,717)         1,118
Deferred income taxes .....................          --           9,387          --            9,387
                                                ---------     ---------     ---------      ---------
Total liabilities .........................       237,707        35,079       (19,718)       253,068
                                                ---------     ---------     ---------      ---------
Preferred stock ...........................       133,741          --            --          133,741
                                                ---------     ---------     ---------      ---------
Stockholders' equity ......................       116,872       458,027      (444,077)       130,822
                                                ---------     ---------     ---------      ---------
Total liabilities and  stockholders' equity     $ 488,320     $ 493,106     $(463,795)     $ 517,631
                                                =========     =========     =========      =========

                                                      RESTATED
                                                      --------
                                      FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                      -----------------------------------------
                                                     (UNAUDITED)
                                               GUARANTOR                     TOTAL
                                   PARENT     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                   ------     ------------  ------------  ------------
Revenues ....................     $   --        $ 13,787      $   --       $ 13,787
Less: agency commissions ....         --          (1,287)         --         (1,287)
                                  --------      --------      --------     --------
   Net revenues .............         --          12,500          --         12,500
Operating expenses:
Station operating expenses,
   excluding depreciation
   and amortization .........         --          10,904          --         10,904
Depreciation and amortization           79         2,669          --          2,748
Corporate general and
   administrative expenses ..          961          --            --            961
                                  --------      --------      --------     --------
Operating expenses ..........        1,040        13,573          --         14,613
                                  --------      --------      --------     --------
Operating income (loss) .....       (1,040)       (1,073)         --         (2,113)
                                  --------      --------      --------     --------
Interest (expense) ..........       (1,509)           (7)         --         (1,516)
Interest income .............          142          --            --            142
Other income (expense) ......         --              (6)         --             (6)
                                  --------      --------      --------     --------
Non operating expenses, net .       (1,367)          (13)         --         (1,380)
                                  --------      --------      --------     --------
Income (loss) before
   income taxes .............       (2,407)       (1,086)         --         (3,493)
Income tax benefit/(expense)          --            --            --           --
                                  --------      --------      --------     --------
Income (loss) before
   extraordinary item .......       (2,407)       (1,086)         --         (3,493)
Extraordinary (loss) ........       (1,837)         --            --         (1,837)
                                  --------      --------      --------     --------
Net loss before equity
   adjustment ...............       (4,244)       (1,086)         --         (5,330)
Equity income (loss) in
   subsidiaries .............       (1,086)         --           1,086         --
                                  --------      --------      --------     --------
Net loss ....................       (5,330)       (1,086)        1,086       (5,330)
Preferred stock dividend ....          842          --            --            842
                                  --------      --------      --------     --------
Net income (loss)
   attributable to common
   stockholders .............     $ (6,172)     $ (1,086)     $  1,086     $ (6,172)
                                  ========      ========      ========     ========

                                                               RESTATED
                                                               --------
                                                FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                -----------------------------------------
                                                              (UNAUDITED)
                                                        GUARANTOR                     TOTAL
                                            PARENT     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            ------     ------------  ------------  ------------
Cash flows from operating activities:
Net loss .............................     $ (4,249)     $ (1,081)     $   --       $ (5,330)
Adjustments to reconcile
   net loss to net cash
   provided by operating activities:
   Extraordinary loss on
      early extinguishment of debt ...        1,837          --            --          1,837
   Depreciation ......................           15           457          --            472
   Amortization ......................           39         1,613          --          1,652
Changes in assets and liabilities, net
 of effect of acquisitions:
   Accounts receivable ...............         --          (4,997)         --         (4,997)
   Prepaid expenses and
      other current assets ...........         (654)         (645)         --         (1,299)
   Accounts payable and
      accrued expenses ...............          194         4,460          --          4,654
   Other assets ......................       (1,211)         --            --         (1,211)
   Other liabilities .................          (25)         (342)         --           (367)
                                           --------      --------      --------     --------
Net cash (used in) provided
   by operating activities ...........       (4,054)         (535)         --         (4,589)
                                           --------      --------      --------     --------
Cash flows from investing
   activities:
   Acquisitions ......................         --         (67,224)         --        (67,224)
   Investment in subsidiaries ........      (67,224)         --          67,224         --
   Escrow deposits on
      pending acquisitions ...........      (10,523)         --            --        (10,523)
   Capital expenditures ..............         (273)         (841)         --         (1,114)
   Other .............................         (292)         --            --           (292)
                                           --------      --------      --------     --------
Net cash used by investing activities       (78,312)      (68,065)       67,224      (79,153)

                                                                   RESTATED
                                                                   --------
                                                  FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                  -----------------------------------------
                                                                (UNAUDITED)
                                                         GUARANTOR                        TOTAL
                                             PARENT     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             ------     ------------    ------------   ------------
Cash flows from financing activities:
   Contribution from parent .........          --           67,224        (67,224)          --
   Proceeds from revolving
      line of credit ................       143,000           --             --          143,000
   Payments on revolving
      line of credit ................       (65,535)          --             --          (65,535)
   Proceeds from sale of
      senior subordinated notes
   Payments on promissory
      notes .........................            (2)          --             --               (2)
   Proceeds from issuance
      of preferred stock ............        16,250           --             --           16,250
   Proceeds from issuance of
      common stock ..................        14,985           --             --           14,985
   Payments for debt
      issuance costs ................        (3,113)          --             --           (3,113)
                                          ---------      ---------      ---------      ---------
Net cash provided by
financing activities ................       105,585         67,224        (67,224)       105,585
                                          ---------      ---------      ---------      ---------
Increase(decrease) in
   cash and cash
   equivalents ......................        23,219         (1,376)          --           21,843
   Cash and cash equivalents
      at beginning of period ........     $  (1,077)     $   2,650      $    --        $   1,573
   Cash and cash equivalents
      at end of period ..............     $  22,142      $   1,274      $    --        $  23,416

6. EARNINGS PER SHARE

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


                                                              1999           1998
                                                              ----           ----
Numerator:
   Net loss before extraordinary item .....................  $ (7,125)     $ (3,493)
   Preferred stock dividend ...............................    (4,545)         (842)
                                                             --------      --------
Numerator for basic earnings per share - income
     available for common stockholders ....................  $(11,670)     $ (4,335)
Denominator:
   Denominator for basic earnings per
     share - weighted- Average shares after
     giving effect to initial public
     offering .............................................    19,737        12,509
                                                             --------      --------
   Net loss per common share - before extraordinary item...  $  (0.59)     $  (0.35)
   Extraordinary item .....................................      --           (0.14)
                                                             --------      --------
   Net loss per common share ..............................  $  (0.59)     $  (0.49)
                                                             ========      ========

     During fiscal 1998 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At March 31, 1999 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock...................  1,120,745
Options to purchase class C common stock...................  2,001,380

Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.

7. COMMITMENTS AND CONTINGENCIES

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

8. SUBSEQUENT EVENTS

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

As of March 31, 1999, the Company owns and operates, operates, provides programming to or sells advertising on behalf of 216 radio stations located in 41 U.S. markets. Following completion of all of its pending acquisitions, the Company will own and operate, provide programming to or sell advertising on behalf of 232 radio stations located in 44 U.S. markets. The Company anticipates that it will consummate the pending acquisitions, however, the closing of each such acquisition is subject to various conditions, including FCC and other governmental approvals, which are beyond the Company's control. No assurances can be given that the regulatory approval will be received or that the Company will complete the pending acquisitions on a timely basis, if at all.

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

                                                  FOR THE THREE   FOR THE THREE
                                                   MONTHS ENDED    MONTHS ENDED
                                                  MARCH 31, 1999  MARCH 31, 1998
                                                  --------------  --------------
STATEMENT OF OPERATIONS DATA:
Net broadcast revenue ..........................    $  31,211      $  12,500
Stations operating expenses
        Excluding depreciation & amortization ..       26,776         10,904
Depreciation and amortization ..................        7,599          2,748
Corporate expenses .............................        1,674            961
      Operating (loss) .........................       (4,838)        (2,113)
Interest expense (net) .........................       (5,881)        (1,380)
Net income (loss) attributable to common stock .      (11,670)        (6,172)
OTHER DATA:
Broadcast cash flow (1) ........................        4,435          1,596
Broadcast cash flow margin .....................         14.2%          12.8%
      EBITDA
        (before noncash compensation expense)(2)        2,761            635
   Cash flows related to:
        Operating activities ...................      (10,880)        (4,589)
        Investing activities ...................      (31,312)       (79,153)
        Financing activities ...................       29,995        105,585
   Capital expenditures ........................    $   3,388      $   1,114

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

THREE MONTHS ENDED MARCH 31, 1999
COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Broadcast Revenue. Net broadcast revenue increased $18.7 million to $31.2 million for the three months ended March 31, 1999 from $12.5 million for the three month period ending March 31, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMAs entered into during fiscal 1998, as well as the sale of incremental advertising time, primarily to local advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the first quarter of 1998 (defined as the 80 stations owned or operated in 14 U.S. markets), net revenue increased $2.4 million or 20.5% to $14.1 million for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

Based on the 195 stations owned or operated as of January 1, 1999, net revenue increased $4.4 million to $30.7 million for the three month period ended March 31, 1999 from the $26.2 million proforma revenue for the three month period ended March 31, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $15.9 million to $26.8 million for the three months ended March 31, 1999 from $10.9 million for the three month period ended March 31, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMAs entered into during fiscal 1998.

Corporate Expenses. As a result of the factors described above, and due to certain personnel additions and recruiting expenses incurred during the second half of 1998, corporate expenses increased $0.7 million to $1.7 million for the three months ended March 31, 1999 from $1.0 million for the three months ended March 31, 1998.

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

Net Income (Loss) Attributable to Common Stock. As a result of the factors described above and the accrual of dividends on the Company's issued and outstanding preferred stock; net loss attributable to common stock increased $5.5 million to $11.7 million for the three months ended March 31, 1999 from $6.2 million for the three month period ended March 31, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $2.8 million to $4.4 million for the three months ended March 31, 1999 from $1.6 million for the three month period ended March 31, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMA's entered into during fiscal 1998, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 14.2% for the three months ended March 31, 1999.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $2.2 million to $2.8 million for the three months ended March 31, 1999 from $0.6 million for the three month period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1999, net cash used in operations increased $6.3 million to $10.9 million from net cash used in operations of $4.6 million for the three month period ended March 31, 1998, primarily due to the investment in working capital and other current assets made in connection with acquisitions completed during fiscal 1998.

Net cash used in investing activities decreased $47.9 million to $31.3 million from $79.2 million in the three month period ended March 31, 1998, primarily due to less acquisition activity during the first quarter of 1999 as compared with the same period in fiscal 1998.

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

                                          CUMULUS MEDIA INC.

Date: May 15, 2000                        By:  /s/ Daniel O'Donnell
                                               -------------------------------
                                               Daniel O'Donnell
                                               Vice President, Finance
                                               Principal Financial and
                                               Accounting Officer