Form 10-Q
period 2000-03-31
CUMULUS MEDIA INC
filed 2000-05-15
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

XI QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of April 30, 2000, the registrant had outstanding 35,165,596 shares of common stock consisting of (i) 28,378,976 shares of Class A Common Stock;
(ii) 4,479,343 shares of Class B Common Stock; and (iii) 2,307,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

          Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999

          Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CUMULUS MEDIA INC.
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                                         (UNAUDITED)
                                                                                          MARCH 31,   DECEMBER 31,
                                                                                            2000         1999
ASSETS
Current assets:
   Cash and cash equivalents ..........................................................   $ 143,681    $ 219,581
   Accounts receivable, less allowance for doubtful accounts
      of $4,023 and $3,118 respectively ...............................................      52,493       53,521
   Prepaid expenses and other current assets ..........................................       9,931        8,351
                                                                                          ---------    ---------
        Total current assets ..........................................................     206,105      281,453
Property and equipment, net ...........................................................      73,932       66,963
Intangible assets, net ................................................................     549,444      530,052
Other assets ..........................................................................      69,291       39,688
                                                                                          ---------    ---------
         Total assets .................................................................   $ 898,772    $ 918,156
                                                                                          =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ..............................................   $  19,648    $  26,540
   Current portion of long-term debt ..................................................          20           20
   Other current liabilities ..........................................................       1,236        1,010
                                                                                          ---------    ---------
        Total current liabilities .....................................................      20,904       27,570
Long-term debt ........................................................................     285,222      285,227
Other liabilities .....................................................................       2,087        1,977
Deferred income taxes .................................................................       8,940        8,940
                                                                                          ---------    ---------
        Total liabilities .............................................................     317,153      323,714
                                                                                          ---------    ---------
Series A Cumulative Exchangeable Redeemable Preferred Stock
   due 2009, stated value $1,000 per share, 102,702 shares
   issued and outstanding .............................................................     106,263      102,732
                                                                                          ---------    ---------
      Commitments and contingencies (Note 6)
Stockholders' equity:
   Class A common stock, par value $.01 per share; 50,000,000
      shares authorized; 28,378,976 and 26,052,393 shares issued and outstanding ......         284          261
   Class B common stock, par value $.01 per share; 20,000,000
      shares authorized; 4,479,343 and 6,629,343 shares issued and outstanding ........          45           66
   Class C common stock, par value $.01 per share; 30,000,000
      shares authorized; 2,307,277 and 2,151,277 shares issued and outstanding ........          23           21
   Additional paid-in-capital .........................................................     526,091      516,576
    Loan to officers ..................................................................      (9,984)        --
   Accumulated deficit ................................................................     (41,103)     (25,214)
                                                                                          ---------    ---------
        Total stockholders' equity ....................................................     475,356      491,710
                                                                                          ---------    ---------
        Total liabilities and stockholders' equity ....................................   $ 898,772    $ 918,156
                                                                                          =========    =========


           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                                                                               (UNAUDITED)
                                                                                       THREE MONTHS   THREE MONTHS
                                                                                           ENDED         ENDED
                                                                                      MARCH 31, 2000  MARCH 31, 1999
Revenues..............................................................................    $ 51,854       $ 33,744
Less: agency commissions ..............................................................     (4,137)        (2,533)
                                                                                          --------       --------
        Net revenues ..................................................................     47,717         31,211
Operating expenses:
   Station operating expenses, excluding
      depreciation and amortization ...................................................     42,303         26,776
   Depreciation and amortization ......................................................      9,897          7,060
   LMA fees ...........................................................................      1,179            539
Corporate general and administrative ..................................................      4,684          1,674
                                                                                          --------       --------
Operating expenses ....................................................................     58,063         36,049
                                                                                          --------       --------
Operating loss ........................................................................    (10,346)        (4,838)
                                                                                          --------       --------
Nonoperating income (expense):
   Interest expense ...................................................................     (7,636)        (6,020)
   Interest income ....................................................................      2,092            139
   Other income (expense) net .........................................................          1           --
                                                                                          --------       --------
      Nonoperating expenses, net ......................................................     (5,543)        (5,881)
                                                                                          --------       --------
Loss before income taxes ..............................................................    (15,889)       (10,719)
Income taxes ..........................................................................       --            3,594
                                                                                          --------       --------
Net loss ..............................................................................    (15,889)        (7,125)
Preferred stock dividend ..............................................................      3,528          4,545
                                                                                          --------       --------
Net loss attributable to common stockholders ..........................................   $(19,417)      $(11,670)
                                                                                          ========       ========
Basic and diluted loss per share ......................................................   $   (.55)      $   (.59)
                                                                                          --------       --------
Weighted average common shares outstanding ............................................     35,057         19,737
                                                                                          ========       ========

           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                                 (UNAUDITED)
                                                                                        THREE MONTHS      THREE MONTHS
                                                                                            ENDED            ENDED
                                                                                       MARCH 31, 2000    MARCH 31, 1999
Cash flows from operating activities:
Net loss............................................................................   $  (15,889)        $  (7,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation ..................................................................       2,884             1,617
      Amortization of goodwill, intangible assets and other assets ..................       7,446             5,701
      Deferred Taxes ................................................................        --              (3,594)
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable ..............................................................         843              (300)
   Prepaid expenses and other current assets ........................................       1,115            (1,625)
   Accounts payable and accrued expenses ............................................      (3,532)           (5,278)
   Other assets .....................................................................      (2,324)             (169)
   Other liabilities ................................................................        (312)             (107)
                                                                                        ---------         ---------
      Net cash used in operating activities .........................................      (9,769)          (10,880)
                                                                                        ---------         ---------
Cash flows from investing activities:
   Acquisitions .....................................................................     (28,610)          (26,899)
   Escrow deposits on pending acquisitions ..........................................     (27,491)             (401)
   Capital expenditures .............................................................      (4,799)           (3,388)
   Other ............................................................................      (1,695)             (624)
                                                                                        ---------         ---------
        Net cash used in investing activities .......................................     (62,595)          (31,312)
                                                                                        ---------         ---------
Cash flows from financing activities:
   Proceeds from revolving line of credit ...........................................        --              30,000
   Payments on promissory notes .....................................................          (5)               (5)
   Payment of dividend on Series A Preferred Stock...................................      (3,530)             --
   Payments for debt issuance costs .................................................          (1)             --
                                                                                        ---------         ---------
      Net cash provided by (used in) financing activities ...........................      (3,536)           29,995
                                                                                        ---------         ---------
(Decrease)increase in cash and cash  equivalents ....................................     (75,900)          (12,197)
Cash and cash equivalents at beginning  of period ...................................   $ 219,581         $  24,885
Cash and cash equivalents at end of period ..........................................   $ 143,681         $  12,688
Non-cash operating and financing activities:
   Trade revenue ....................................................................   $   2,666         $   2,198
   Trade expense ....................................................................       2,682             2,199
   Assets acquired through notes payable ............................................       3,387             1,380



           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL DATA

The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2000.

On April 17, 2000, the Company was notified by PricewaterhouseCoopers LLP that it had resigned as independent accountants of the Company. On May 8, 2000, the Company engaged KPMG LLP as its new independent accountants. Because KPMG LLP has only recently been engaged as the Company's independent accountants, it has not completed its review of the Company's interim consolidated financial statements included in this Quarterly Report. The Company has asked KPMG LLP to complete such review as soon as possible.

The Company has restated its consolidated financial statements as of and for the three months ended March 31, 1999 as reported in Amendment No. 1 to its Quarterly Report on Form 10-Q filed on May 15, 2000.


2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenues in financial statements. The new rules are expected to result in some changes as to how the broadcast industry reports revenues earned under barter agreements, but is not expected to result in any changes to net income. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 during the second quarter of 2000. As a result, the Company is in the process of evaluation the overall impact of SAB 101 on its consolidated financial statements.

3. ACQUISITIONS:

During the quarter ended March 31, 2000, the Company completed 9 acquisitions of radio stations. On February 2, 2000 we purchased the assets of the Advisory Board, Inc., a sales training company serving the radio broadcasting industry. The total purchase price for these ten acquisitions was $32.0 million plus various other direct acquisition costs.

Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

Current assets, other than cash........................   $       354
Property and equipment.................................         5,603
Intangible assets......................................        26,497
Current liabilities....................................         (457)
                                                          -----------
                                                          $    31,997
                                                          ===========

         The unaudited consolidated condensed pro forma results of operations data for the three months ended March 31, 2000 and 1999, as if all acquisitions completed during 1999 and during the first quarter of 2000 occurred at January 1, 1999, follow:

                                                             Three Months Ended
                                                            March 31,  March 31,
                                                             2000        1999
                                                           --------    --------

Net revenues ...........................................   $ 56,502    $ 52,729
Operating loss .........................................     (7,090)     (4,024)
Net loss ...............................................    (12,633)     (9,567)
Net loss attributable to common stockholders ...........    (16,161)    (13,095)
                                                           ========    ========
Basic and diluted loss per common share(in dollars) ....   $   (.46)   $   (.37)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred at the beginning of 1999, nor is it indicative of future results of operations.

         Escrow funds of approximately $50.2 million paid by the Company in connection with pending acquisitions as of March 31, 2000 have been classified as other assets at March 31, 2000 in the accompanying consolidated balance sheet.

         At March 31, 2000 the Company operated 90 stations under local marketing agreements ("LMA"). The statement of operations for the quarter ended March 31, 2000 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through March 31, 2000.

4. GUARANTOR'S FINANCIAL INFORMATION

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


                                 March 31, 2000      December 31, 1999
                                 --------------      -----------------
Current assets ...............     $ 94,038               $ 91,509
Noncurrent assets ............      628,196                597,938
Current liabilities ..........       11,038                 12,135
Noncurrent liabilities .......       70,405                 61,048



                                                      Three Months Ended
                                                      ------------------
                                                March 31, 2000    March 31, 1999
                                                --------------    --------------
Net revenue .................................     $ 44,565           $ 31,211
Operating expenses ..........................       49,668             34,238
Income (loss) ...............................       (5,145)            (3,042)
Net loss ....................................       (5,145)            (3,042)

5. STOCKHOLDERS' EQUITY

         On February 2, 2000 the Company loaned each of Mr. Richard W. Weening, Executive Chairman and Mr. Lewis W. Dickey, Jr., Executive Vice-Chairman and President, $4,992, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each, which was the approximate market price for the Company's Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. Dickey which provide for the payment of interest at the greater of 9.0% or the maximum rate paid by the Company under its Credit Facility. Interest accrues on the notes from February 2, 2000 through December 31, 2003 and is payable on that date. All accrued and unpaid interest and the principal amount of the loans are due and payable in a lump sum on December 31, 2003. The note receivables of $4,992 have been classified as contra-equity at March 31, 2000 in the accompanying consolidated balance sheet.

         On February 23, 2000 BA Capital Company LP converted 2,150,000 Class B Common shares to Class A Common shares.

         On March 16, 2000 Quaestus Management Corporation converted 100,000 Class C Common shares to Class A Common shares.

6. EARNINGS PER SHARE

         The following table sets forth the computation of basic loss per share for the three month periods ended March 31, 2000 and 1999.


                                                                 2000        1999
                                                               --------    --------
Numerator:
   Net loss ................................................   $(15,889)     (7,125)
   Preferred stock dividend ................................     (3,528)     (4,545)
                                                               --------    --------
   Numerator for basic earnings per share - income
      available for common stockholders ....................   $(19,417)   $(11,670)

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares ......................     35,057      19,737
                                                               --------    --------
   Net loss per common share ...............................   $   (.55)   $   (.59)
                                                               ========    ========

         During fiscal 1998 and 1999 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At March 31, 2000 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock........................    2,114,309
Options to purchase class C common stock........................    3,001,380

Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.

7. COMMITMENTS AND CONTINGENCIES

As of March 31, 2000 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company can not consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company can not consummate these acquisitions because of breach of contract, the Company may be liable for approximately $50.2 million in purchase price.

Subsequent to December 31, 1999, nine separate civil actions were filed in United States District Court for the Eastern District of Wisconsin, alleging that the Company and certain present and former directors and officers violated various provisions of the Securities and Exchange Act of 1934 and the Securities Act of 1933, and various rules and regulations under those statutes. The actions are based on the Company's restatement of its financial statements for the first three quarters of fiscal year 1999. The plaintiffs seek significant damages on their own behalf and on behalf of certain classes of shareholders of the Company. It is possible that additional claims may be filed against the Company in connection with these events, although ultimately all similar claims likely will be consolidated into one proceeding. Although the Company has certain defenses it may assert in these proceedings, we cannot predict how the plaintiffs' claims will ultimately be resolved. The Company ultimately may be required to pay significant damages either as a result of a judgement or a negotiated settlement, including damages which may not be covered by insurance. Such damages could have a material adverse effect on the Company's financial position, results of operations or cash flows.

The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

8. SUBSEQUENT EVENTS

Subsequent to March 31, 2000 the Company completed acquisitions of a total of 7 radio stations located in 4 separate markets for an aggregate purchase price of approximately $27.3 million. These transactions will be accounted for by the purchase method of accounting. The Company intends to execute a supplemental indenture pursuant to which any subsidiaries acquired in these transactions would become subsidiary guarantors.

On April 17, 2000, the Company was notified by PricewaterhouseCoopers LLP ("PwC") that it had resigned as independent accountants of the Company. The reports of PwC on the Company's consolidated financial statements as of December 31, 1999 and 1998 and for each of the years then ended did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

On April 24, 2000 the Company filed a Current Report on Form 8-K disclosing the circumstances surrounding the resignation of PwC.

On May 4, 2000 the Company announced that, as previously disclosed, it will acquire 11 stations in 4 markets from Clear Channel Communications. In a modification to the previous transaction terms, Cumulus also announced it would, in lieu of the previously announced purchase terms, deliver to Clear Channel 25 stations owned by the Company in 5 markets plus cash. The total acquisition transaction is valued at $209 million. The asset exchange uses the same cash flow valuation multiple basis for assets exchanged and assets received, and represents the first significant asset divestiture by the Company. The balance of the compensation will be paid in cash and is estimated to be approximately $36.6 million, pending the outcome of additional negotiation between Cumulus and Clear Channel.

On May 5, 2000 the board of directors of Cumulus Media Inc. (the "Registrant") approved the engagement of KPMG LLP as its new independent accountants for the fiscal year ending December 31, 2000. On May 8, 2000 the Company filed a Current Report on Form 8-K disclosing the engagement of KPMG as independent accountants of the Registrant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the consolidated financial condition and results of operations of Cumulus Media Inc. ("Cumulus" or the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this quarterly report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. This quarterly report contains statements that constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this quarterly report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval pending acquisitions, the inability of the Company to renew one or more of its broadcast licenses, changes in interest rates, consummation of the Company's pending acquisitions, integration of the pending acquisitions, the ability of the Company to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. Many of these risks and uncertainties are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

OVERVIEW

The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Unless otherwise indicated, amounts set forth herein are expressed in thousands. We commenced operations in May 1997. For the period from our inception through March 31, 2000, we purchased or entered into local marketing, management and consulting agreements with a total of 315 stations in 60 U.S. markets and currently we own and operate five stations in the Caribbean, and have obtained a license to commence operations on one additional station in the Caribbean market.

         The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements. We currently own and operate 225 stations in 51 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 90 stations in 31 U.S. markets. We are the third largest radio broadcasting company in the U.S. based on number of stations and believe we will be the second largest such company following completion of the acquisition of AMFM by Clear Channel. We believe we are the eighth largest radio broadcasting company in the U.S. based on 1999 pro forma net revenues and believe we will be the seventh largest such company following completion of the Clear Channel/AMFM acquisition. We will own and operate a total of 304 radio stations (214 FM and 90 AM) in 60 U.S. markets upon consummation of our pending acquisitions.

ADVERTISING REVENUE AND BROADCAST CASH FLOW

         Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station's financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was immaterial during the three months ended March 31, 2000 and 1999. We will seek to continue to minimize our use of trade agreements.

         Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station's sales staff. During the three months ended March 31, 2000 and 1999 approximately 89% and 88%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Salisbury-Ocean City, Maryland and Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

         Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income (loss) before depreciation and amortization, LMA fees, corporate general and administrative expenses and non-cash stock compensation expense. EBITDA consists of operating income (loss) before depreciation and amortization, LMA fees and non-cash stock compensation expense. Broadcast cash flow and EBITDA, as defined by us, may not be comparable to similarly titled measures used by other companies. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful to an investor in evaluating us because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. The Company's results from operations from period to period are not historically comparable due to the impact of the various acquisitions and dispositions that the Company has completed.

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three months ended March 31, 2000 and 1999.

                                                     FOR THE THREE    FOR THE THREE
                                                     MONTHS  ENDED    MONTHS ENDED
                                                     MARCH 31, 2000   MARCH 31, 1999
                                                     --------------   --------------
STATEMENT OF OPERATIONS DATA:
Net broadcast revenue .............................     $ 47,717         $ 31,211
Stations operating expenses
        Excluding depreciation & amortization .....       42,303           26,776
Depreciation and amortization .....................        9,897            7,060
LMA fees ..........................................        1,179              539
Corporate expenses ................................        4,684            1,674
      Operating (loss) ............................      (10,346)          (4,838)
Interest expense (net) ............................       (5,544)          (5,881)
Net loss attributable to common stockholders.......      (19,417)         (11,670)
OTHER DATA:
Broadcast cash flow (1) ...........................        5,414            4,435
Broadcast cash flow margin ........................         11.3%            14.2%
EBITDA (2) ........................................          730            2,761

Cash flows related to:
        Operating activities ......................      (13,299)         (10,880)
        Investing activities ......................      (62,595)         (31,312)
        Financing activities ......................           (6)          29,995

Capital expenditures ..............................     $  4,799         $  3,388

(1) Broadcast cash flow consists of operating loss before depreciation, amortization, corporate expenses, and noncash stock compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2) EBITDA consists of operating loss before depreciation, amortization, and noncash stock compensation expense. Although EBITDA (before noncash stock compensation expense) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income
(loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before noncash stock compensation expense), is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

THREE MONTHS ENDED MARCH 31, 2000 VERSUS THE THREE MONTHS ENDED MARCH 31, 1999.

         NET REVENUES. Net revenues increased $16.5 million, or 52.9%, to $47.7 million for the three months ended March 31, 2000 from $31.2 million for the three months ended March 31, 1999. This increase was primarily attributable to the acquisition of radio stations and revenues generated from local marketing, management and consulting agreements entered into during the period from April 1, 1999 through March 31, 2000.

         In addition, on a same station basis, net revenue for the 195 stations in 36 markets operated for at least a full year increased $2.3 million or 7.3% to $33.0 million for the three months ending March 31, 2000, compared to net revenues of $30.7 million for the three month period ending March 31, 1999. The increase in same station net revenue is the result of additional local revenue generated from improved spot utilization from the sale of radio spots, combined with increases in promotional and event revenue.

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees increased $15.5 million, or 58.0%, to $42.3 million for the three months ending March 31, 2000 from $26.8 million for the three months ending March 31, 1999. This increase was primarily attributable to 1) the acquisition of radio stations and operating expenses incurred from local marketing, management and consulting agreements entered into during the period from April 1, 1999 through March 31, 2000; and to 2) the $5.1 million increase in same station operating expenses discussed below.

         On a same station basis, for the 195 stations in 36 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $5.1 million, or 19.3%, to $31.4 million for the three months ending March 31, 2000 compared to $26.3 million for the three months ending December 31, 1999. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to the additional sales and programming personnel added subsequent to March 31, 1999 in substantially all of the markets we operated during the three months ended March 31, 1999, in addition to the increased variable selling costs, and promotional and event costs associated with additional same station net revenue discussed above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.8 million, or 39.4%, to $9.9 million for the three month period ending March 31, 2000 compared to $7.1 million for the three month period ending March 31, 1999. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to the three months ended March 31, 1999 and a full quarter of depreciation and amortization on radio station acquisitions consummated during the three month period ended March 31, 1999.

         LMA FEES. LMA fees increased $.7 million, or 118.7%, to $1.2 million for the three months ending March 31, 2000 from $.5 million for the three months ending March 31, 1999. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations subsequent to March 31, 1999.

         CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses increased $3.0 million, or 180.0%, to $4.7 million for the three months ending March 31, 2000 compared to $1.7 million for the three months ended March 31, 1999. The increase in corporate general and administrative expense was primarily attributable to $2.0 million of non-recurring expense recorded in the first quarter of 2000 comprised of 1) $0.9 million in severance related expense associated with the management reorganization announced on March 16, 2000; 2) $0.5 million in travel related expense associated with acquisition due diligence, capital raising and corporate related initiatives; 3) $0.3 million in professional fees related to the Company's restatement of 1999 quarterly financial information; 4) $0.3 million for conferences held during the three months ended March 31, 2000 in connection with the implementation of enhanced operating systems; and 5) $0.3 million in other miscellaneous non-recurring charges. The increase in corporate general and administrative expense is also partially attributable corporate resources added subsequent to the three months ending March 31, 1999 to effectively manage the Company's growing radio station portfolio.

         OTHER EXPENSE (INCOME). Interest expense, net of interest income, decreased by $0.4 million, or 6.8%, to $5.5 million for the three months ending March 31, 2000 compared to $5.9 million for the three months ended March 31, 1999. This decrease was primarily attributable to higher debt levels incurred to finance the Company's acquisitions, offset by higher interest income earned during the three months ended March 31, 2000 on cash balances held as a result of capital raising activities subsequent to the three months ended March 31, 1999.

         INCOME TAXES. Income tax benefits decreased by $3.6 million, or 100.0%, to $0 million for the three months ending March 31, 2000 compared to $3.6 million for the three months ended March 31, 1999. This decrease was attributable to the Company's current assessment of the probability of realization of its deferred tax asset, which will be considered further in subsequent periods.

         PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND PREMIUM ON REDEMPTION OF PREFERRED STOCK. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock decreased $1.0 million, or 22.2%, to $3.5 million for the three months ended March 31, 2000 compared to $4.5 million for the three months ended March 31, 1999. This decrease was attributable to the on the redemption of 43,750 shares of the Company's Series A Preferred Stock on October 1, 1999, resulting in a lower aggregate liquidation preference on the Company's Series A Preferred Stock subsequent to the redemption.

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock increased $7.7 million, or 65.8%, to $19.4 million for the three months ending March 31, 2000 compared to $11.7 million for the three months ended March 31, 1999.

         BROADCAST CASH FLOW. As a result of the factors described above, Broadcast Cash Flow increased $1.0 million, or 22.7%, to $5.4 million for the three months ending March 31, 2000 compared to $4.4 million for the three months ended March 31, 1999.

         EBITDA. As a result of the increase in broadcast cash flow, offset by the increase in corporate, general and administrative expenses described above, EBITDA decreased $2.1 million, or 75.0%, to $0.7 million for the three months ending March 31, 2000 compared to $2.8 million for the three months ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that availability under our credit facility, cash generated from operations and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all.

         For the three months ended March 31, 2000, net cash used in operations decreased $1.1 million, or 10.0%, to $9.8 million from net cash used in operations of $10.9 million for the three months ended March 31, 1999. This increase was due primarily to the increase in our net loss in 2000, as offset by the increase in noncash charges included in the net loss for the three months ended March 31, 2000, and the reduction in net cash utilized for working capital when compared to the three months ended March 31, 1999.

         For the three months ended March 31, 2000, net cash used in investing activities increased $31.3 million, or 100.0%, to $62.6 million from $31.3 million for the three months ended March 31, 1999. This increase was due primarily to a $27.0 million increase in cash used for escrow deposits for acquisitions for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999.

         For the three months ended March 31, 2000, net cash provided from financing activities decreased $33.5 million, to ($3.5) million compared to $30.0 million during the three months ended March 31, 1999. This decrease in net cash provided from financing activities during the three months ended March 31, 2000 was the result of the absence of borrowings under the Company's credit facilities for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999, combined with the $3.5 million dividend payment made on the Company's Series A Preferred Stock on January 3, 2000.

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

         On November 18, 1999, the Company completed a secondary public stock offering selling 4,700,000 (3,700,000 primary and 1,000,000 secondary) shares of its Class A Common Stock for $37.05 per share, after underwriter's discounts and commissions. The net proceeds of the offering to the Company were approximately $137.1 million. In addition, on November 24, 1999, the underwriters exercised their option to purchase an additional 204,000 shares of Class A Common Stock (102,000 primary shares and 102,000 secondary shares) at $37.05 per share. Exercise of the option resulted in an additional $3.8 million in net offering proceeds to the Company.

         Historical Acquisitions. During the three months ended March 31, 2000, the Company completed 10 acquisitions (including The Advisory Board, Inc.) across 7 markets having an aggregate purchase price of $32.0 million. Additional acquisitions have been subsequently completed in 2000 in 4 markets for an aggregate purchase price of $27.3 million. The sources of funds for these acquisitions were primarily the proceeds from the offering of the Company's equity securities referred to above.

         Pending Acquisitions. The aggregate purchase price of the pending acquisitions is expected to be approximately $560.7 million, consisting of primarily cash, except in the case of certain asset swaps with Clear Channel Communications which the Company announced on May 4, 2000. We intend to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing on favorable terms, if at all. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. We expect to consummate most of our pending acquisitions during the second, third and fourth quarters of 2000, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In four of the markets in which there are pending acquisitions (Columbus-Starkville, MS; Columbus, GA; Wilmington, NC; and Topeka, KS;), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

         Sources of Liquidity. We financed our acquisitions primarily through the July 1999 and November 1999 equity financings described above and borrowings under our credit facility. Our credit facility with Lehman Brothers Inc. as arranger, Barclays Capital, as syndication agent and Lehman Brothers Commercial Paper Inc., as administrative agent, consists of a seven-year revolving credit facility of $50.0 million, a revolving credit facility of $50.0 million that will convert into a seven-year term loan 364 days after closing, an eight-year term loan facility of $75.0 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following the closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following the closing.

         We have issued $160.0 million in aggregate principal amount of our 10 3/8% senior subordinated notes which have a maturity date of July 1, 2008. The notes are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the notes is payable semi-annually in arrears.

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

         The Indenture governing the notes and the Certificate of Designation governing the Series A Preferred Stock limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $150.0 million. As of March 31, 2000, we would be permitted, by the terms of the indenture and the certificate of designation, to incur approximately $125 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2000 approximately 43.9% of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by $0.3 million for the three months ending March 31, 2000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company has been named as a defendant in the following eight class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al; (8) Krim v. Cumulus Media Inc., et al.; and (9) Baldwin v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, have also been named as defendants. The complaints have all been filed in the United States District Court for the Eastern District of Wisconsin. They were filed as class actions on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between May 11, 1999 and April 24, 2000. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seek unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition as a result of the restatement on March 16, 2000 of the Company's results for the first three quarters of 1999. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of Cumulus Media stock was artificially inflated.


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

Item 4.         Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5.         Other Information

                Not applicable.

Item 6.         Exhibits

         (a)    Exhibits

27.1     Financial Data Schedule

         (b)    Reports on Form 8-K


         On January 18, 2000 the Company filed a Current Report on Form 8-K disclosing certain financial information regarding certain of its pending acquisitions.

         In addition, the Company filed the Current Reports on Form 8-K subsequent to March 31, 2000 referenced elsewhere in this Form 10-Q:

Current Report on Form 8-K dated April 24, 2000

Current Report on Form 8-K dated as of May 8, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CUMULUS MEDIA INC.

Date: May 15, 2000                             By:  /s/ Daniel O'Donnell
                                                    ----------------------------
                                                    Daniel O'Donnell
                                                    Vice President, Finance
                                                    Principal Financial and
                                                    Accounting Officer