Form 10-Q/A
period 1998-09-30
CUMULUS MEDIA INC
filed 2000-05-26
CIK 1058623

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CUMULUS MEDIA INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                              RESTATED
                                                                                              ---------
                                                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                                                1998           1997
                                                                                              ---------     ---------
                                                                                             (UNAUDITED)    (UNAUDITED)
                 Assets
Current assets:
   Cash and cash equivalents .............................................................    $  40,179     $   1,573
   Accounts receivable, less allowance for doubtful accounts of $725 and $125 respectively       27,592         5,241
   Prepaid expenses and other current assets .............................................        3,793           288
      Total current assets ...............................................................       71,564         7,102
Property and equipment, net ..............................................................       38,432         8,120
Intangible assets, net ...................................................................      391,036        90,217
Other assets .............................................................................       22,107         5,002
                                                                                              ---------     ---------
      Total assets .......................................................................    $ 523,139     $ 110,441
                 Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable and accrued expenses .................................................    $  21,982     $   3,643
   Current portion of long-term debt .....................................................           32            12
   Other current liabilities .............................................................         --             195
                                                                                              ---------     ---------
      Total current liabilities ..........................................................       22,014         3,850
Long-term debt
   Credit Facility and other long term debt, excluding current portion ...................       62,999        42,789
   Notes .................................................................................      160,000          --
Other liabilities ........................................................................        1,406           400
Deferred income taxes ....................................................................       10,460          --
                                                                                              ---------     ---------
      Total liabilities ..................................................................      256,879        47,039
Preferred stock subject to mandatory redemption, stated value $10,000
   per share,12,000 shares authorized, 1,625 shares outstanding ..........................         --          13,426
Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009,
   Stated value $1,000 per share, 129,296 shares outstanding .............................      129,296          --
   Commitments and contingencies (Note 10)
Stockholders' equity:
Class A common stock, par value $.01 per share; 50,000,000 shares
   authorized; 8,575,505 shares outstanding ..............................................           86          --
Class B common stock, par value $.01 per share; 20,000,000 shares
   authorized; 8,785,416 shares outstanding ..............................................           88          --
Class C common stock, par value $.01 per share; 30,000,000 shares
   authorized; 2,376,277 shares outstanding ..............................................           24          --
Common stock, $.01 par value; authorized 10,000 shares; issued 1,000 shares ..............         --            --
Additional paid-in-capital ...............................................................      146,708        53,549
Accumulated other comprehensive income ...................................................            5             5
Accumulated deficit ......................................................................       (9,947)       (3,578)
Total stockholder's equity ...............................................................      136,964        49,976
                                                                                              ---------     ---------
Total liabilities and stockholder's equity ...............................................    $ 523,139     $ 110,441

                 See Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                             (UNAUDITED)
                                                                    RESTATED             RESTATED
                                                                    --------             --------
                                                                  THREE MONTHS         NINE MONTHS
                                                                      ENDED               ENDED
                                                               SEPTEMBER 30, 1998   SEPTEMBER 30, 1998
                                                               ------------------   ------------------
Revenues ...............................................            $ 31,495             $ 69,432
Less: agency commissions ...............................              (2,752)              (6,307)
                                                                    --------             --------
        Net revenues ...................................              28,743               63,125
Operating expenses:
   Station operating expenses, excluding
      depreciation and amortization ....................              19,961               47,236
   Depreciation and amortization .......................               6,075               12,976
   Corporate general and administrative expenses .......               1,664                3,895
   Operating expenses ..................................              27,700               64,107
                                                                    --------             --------
      Operating income (loss) ..........................               1,043                 (982)
Nonoperating income (expense):
   Interest expense ....................................              (5,500)              (9,749)
   Interest income .....................................               1,434                1,789
   Other expense, net ..................................                --                     (2)
      Nonoperating expenses, net .......................              (4,066)              (7,962)
                                                                    --------             --------
      Loss before income taxes .........................              (3,023)              (8,944)
      Income taxes .....................................               3,700                3,679
                                                                    --------             --------
Loss before extraordinary item .........................                 677               (5,265)
      Extraordinary loss of early extinguishment of debt                --                 (1,104)
                                                                    --------             --------
      Net loss .........................................                 677               (6,369)
   Preferred stock dividend and accretion
      of discount ......................................               7,220                9,146
      Net loss attributable to common stockholders .....            $ (6,543)            $(15,515)
Basic and diluted loss per share .......................            $   (.34)            $   (.80)
Weighted average shares outstanding ....................              19,467               19,467

                 See Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                  (UNAUDITED)

                                                                           FOR THE PERIOD
                                                        THREE MONTHS     FROM INCEPTION ON
                                                            ENDED         MAY 22, 1997 TO
                                                     SEPTEMBER 30, 1997  SEPTEMBER 30, 1997
                                                     ------------------  ------------------
Revenues ......................................            $ 1,700             $ 1,784
Less: agency commissions ......................               (148)               (150)
                                                           -------             -------
        Net revenues ..........................              1,552               1,634
Operating expenses:
   Station operating expenses, excluding
      depreciation and amortization ...........              1,143               1,439
   Depreciation and amortization ..............                365                 443
   Corporate general and administrative .......                274                 411
   Operating expenses .........................              1,782               2,293
                                                           -------             -------
      Operating loss ..........................               (230)               (659)
Nonoperating income (expense):
   Interest expense ...........................               (108)               (108)
   Interest income ............................                 42                  50
   Other income (expense), net ................                 40                  16
                                                           -------             -------
      Nonoperating expenses, net ..............                (26)                (42)
                                                           -------             -------
      Loss before income taxes ................               (256)               (701)
      Income tax expense ......................               --                  --
                                                           -------             -------
Net loss ......................................               (256)               (701)
   Net loss attributable to common stockholders            $  (256)            $  (701)
Basic and diluted loss per share ..............            $  (256)            $  (701)
Weighted average shares outstanding ...........              1,000               1,000

                 See Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   RESTATED          FOR THE PERIOD
                                                                                 NINE MONTHS        FROM INCEPTION ON
                                                                                    ENDED            MAY 22, 1997 TO
                                                                             SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                                             ------------------     ------------------
Cash flows from operating activities:
   Net loss ..........................................................            $  (6,369)            $    (701)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Extraordinary loss on early extinguishment of debt ...........                1,104
        Depreciation .................................................                2,187                   157
        Amortization of goodwill, intangible assets and other assets .                8,645                   285
        Deferred Taxes ...............................................               (3,701)                 --
   Changes in assets and liabilities, net of effects of acquisitions:
        Accounts receivable ..........................................              (20,921)               (1,084)
        Prepaid expenses and other current assets ....................               (3,505)                 (178)
        Accounts payable and accrued expenses ........................               18,002                   700
        Other assets .................................................                 (152)                 (558)
        Other liabilities ............................................                 (227)                   37
      Net cash used in operating activities ..........................               (4,937)               (1,342)
   Cash flows from investing activities:
      Acquisitions ...................................................             (324,287)              (35,315)
      Escrow deposits on pending acquisitions ........................               (8,063)               (4,838)
      Capital expenditures ...........................................               (3,541)                 (250)
      Other ..........................................................                   36                  --
        Net cash used by investing activities ........................             (335,855)              (40,403)
Cash flows from financing activities:
   Net proceeds from revolving line of credit ........................              175,000                16,630
   Proceeds from sale of senior subordinated notes ...................              160,000                  --
   Payments on revolving line of credit ..............................             (155,035)
   Payments on promissory notes ......................................                  (14)                 --
   Proceeds from issuance of common stock, net of equity costs .......              107,352                26,743
   Net proceeds from issuance of preferred stock .....................              101,875                  --
   Payments for debt issuance costs ..................................               (9,780)                 (760)
      Net cash provided by financing activities ......................            $ 379,398             $  42,613
Increase in cash and cash equivalents ................................               38,606                   868
Cash and cash equivalents at beginning of period .....................                1,573                  --
Cash and cash equivalents at end of period ...........................            $  40,179             $     868
Supplemental disclosures of cash information:
   Interest paid .....................................................            $   4,718             $     108
Non-cash operating and investing activities:
   Trade revenue .....................................................                3,922                    54
   Trade expense .....................................................                3,851                    50
Assets acquired through notes payable ................................            $   1,515             $    --

                 See Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Operating results for the three and nine month periods ended September 30, 1998 have been restated to reflect the effect of the reversal of the valuation allowance established against deferred taxes during such periods and related recognition of tax benefit.

The following table reconciles the amounts previously reported to the amounts currently reported in the consolidated statement of operations for the three and nine month periods ended September 30, 1998:


                                                                           Net loss
                                                                       attributable to
                   For the three months ended                               common         Basic and diluted
                       September 30, 1998           Income taxes         stockholders       Loss per share
                   --------------------------         --------             --------             -----
                  As previously reported              $     (1)            $(10,244)            $(.53)
                  Restatement associated
                       with elimination of
                       deferred tax asset
                       valuation allowance               3,701                3,701              .19
                                                      --------             --------             -----
                  As restated                         $  3,700             $ (6,543)            $(.34)
                                                      ========             ========             =====

                                                                           Net loss
                                                                       attributable to
                   For the nine months ended                                common         Basic and diluted
                       September 30, 1998           Income taxes         stockholders       Loss per share
                   -------------------------          --------             --------             -----
                  As previously reported              $    (22)            $(19,949)            $  (1.02)
                  Restatement associated
                       with elimination of
                       deferred tax asset
                       valuation allowance               3,701                4,434                  .22
                                                      --------             --------             --------
                  As restated                         $  3,679             $(15,515)            $   (.80)
                                                      ========             ========             ========

2.  INTERIM FINANCIAL DATA

The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") for the period from inception on May 22, 1997 to December 31, 1997, including the notes thereto, included in the Company's Registration Statement on Form S-1 declared effective on June 26, 1998 (No. 333-48849). The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations for the three months and nine months ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 1998.

3. INITIAL PUBLIC OFFERING

On July 1, 1998, the Company completed its initial public offering of common and preferred stock and debt totaling $391.0 million. The common stock offering was for 7,598,572 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), including 6,428,572 shares sold by the Company and 1,170,000 shares sold by State of Wisconsin Investment Board. Of the 7,598,572 shares of Class A Common Stock sold, 1,519,714 shares were sold in an common stock offering outside the U.S. and Canada and 6,078,858 shares were sold in a concurrent offering in the United States and Canada. In addition, on July 31, 1998 the underwriters exercised a portion of the over-allotment options and the Company sold an additional 800,000 shares of Class A Common Stock for net proceeds to the Company of $10.4 million. These offerings are collectively referred to as the "Stock Offering." Concurrently with the Stock Offering, the Company sold in a preferred stock offering (the "Preferred Stock Offering") $125.0 million of 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (the "Series A Preferred Stock") approximately $34.5 million of which was sold directly by the Company to The Northwestern Mutual Life Insurance Company at a purchase price equal to the price to the public (as described below) and $160.0 million of 10 3/8 % Senior Subordinated Notes Due 2008 (the "Notes") (the "Debt Offering" and, together with the Stock Offering and the Preferred Stock Offering, the "Offerings").

Immediately prior to the completion of the Offerings, (i) all shares of the Company's 12% Class A Cumulative Preferred Stock, which were held by The Northwestern Mutual Life Insurance Company (the "NML Preferred Stock"), plus all accrued and unpaid dividends thereon as of the exchange date were exchanged for shares of Series A Preferred Stock having an equivalent aggregate liquidation value; and (ii) Cumulus Media LLC, the Company's parent prior to the consummation of the Offerings ("Media LLC"), was liquidated and the shares of Class A Common Stock, Class B Common Stock and Class C Common Stock of the Company held by Media LLC was distributed by Media LLC to its members in liquidation (the "Reorganization").

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

4. ACQUISITIONS AND DISPOSITION:

The Company completed the following acquisitions of radio stations for cash during the nine months ended September 30, 1998:

MARKETS AND STATIONS                                   ACQUISITION DATE              PURCHASE PRICE (1)
--------------------                                   ----------------              ------------------
Columbus, Georgia
   M & M Partners
   (WVRK-FM, WGSY-FM,
   WPNX-AM and WMLF-AM)                                    January 6, 1998                   $13,184

Minority Radio Associates
   (WAGH-FM)                                                March 17, 1998                    $2,054

Tallahassee, Florida
   Tally Radio, L.C.
   QMNLD-FM)                                              January 16, 1998                    $1,200

HVS Partners
   (WBZE-FM, WHBT-AM and WHBX-FM)                         January 16, 1998                   $15,610

Toledo, Ohio
   Venice Broadcasting Corp.
   (WXKR-FM)                                              January 27, 1998                    $5,009

Salisbury, Maryland
   Connor Broadcasting Corporation
   (WSBY-FM and WJDY-AM)                                 February 11, 1998                    $1,361

WWFG-FM and WOSC-FM
   (WOSC-FM, WWFG-FM)                                         July 7, 1998                    $7,564

Ann Arbor, Michigan
   Arbor Radio LP
   (WIQB-FM, WQKL-FM, WTKA-AM
   and WDEO-AM)                                              March 2, 1998                   $15,317

Myrtle Beach, South Carolina
   Carolina Broadcasting, Inc.
   (WJXY-AM and WJXY-FM)                                    March 16, 1998                    $2,307

Seacoast Radio Company, LLC
   WDAI -FM
   Sunny Broadcasters, Inc.
   (WSNY-FM)                                                March 25, 1998                    $8,229

MARKETS AND STATIONS                                   ACQUISITION DATE              PURCHASE PRICE (1)
--------------------                                   ----------------              ------------------
WSEA Inc.
   (WSEA-FM)                                                 July 31, 1998                    $1,346

Florence, South Carolina
   Forjay Broadcasting Corporation
   (WYNN-FM and WYNN-AM)                                    March 23, 1998                    $4,393

GHB Broadcasting
   (WHSC-AM and WHSC-FM)                                       May 1, 1998                      $705

Amarillo, Texas
   Heritage Communications
   (KZRK-AM and KZRK-FM)                                      April 1,1998                    $1,032

West Jewel
   (KARX-FM)                                                 April 8, 1998                      $888

Wiskes -Abaris
   (KQIZ-FM)                                                April 30, 1998                    $3,207

Westwind
   (KPUR-FM and KPUR-AM)                                      June 9, 1998                      $829

Augusta, Georgia
   Savannah Valley Broadcasting Radio Properties
   (WBBQ-AM AND WBBQ-FM)                                     April 1, 1998                   $10,206

WLOV P&T Broadcasting
   (WLOV-FM AND WLOV-AM)                                   August 14, 1998                      $533

Abilene, Texas
   IQ Radio, Inc.
   (KHXS-FM)                                                 April 7, 1998                      $385

Big Country Broadcasting
   (KBCY-FM and KCDD-FM)                                    April 15, 1998                    $2,004

Esprit Communications Co.
   (KFQX-FM)                                               August 14, 1998                    $1,695

Beaumont, Texas
   Beaumont Skywave, Inc.
   (KTCX-FM)                                                  May 15, 1998                    $3,804

MARKETS AND STATIONS                                   ACQUISITION DATE              PURCHASE PRICE (1)
--------------------                                   ----------------              ------------------
Ninety-Four Point One, Inc.
   (KAYD-FM, KAYD-AM, KQXY-FM,
   KQHN-AM)                                                   May 15, 1998                   $11,654

Dubuque, Iowa
   KIKR, Inc.
   (KIKR-FM)                                                  June 3, 1998                    $1,350

Communications Properties, Inc.
   (KLYV-FM, KXGE-FM, WJOD-FM,
   WDBQ-AM)                                             September 15, 1998                    $6,045

Odessa-Midland, Texas
   New Frontier Communications, Inc.
   (KBAT-FM, KODM-FM, KNFM-FM,
   KGEE-FM, KMND-AM)                                          July 2, 1998                   $14,534

Chattanooga, Tennessee
   Republic Corporation
   (WUSY-FM)                                                  July 2, 1998                   $20,931

Chattanooga Broadcasting Group
   (WLMX-FM, WLMX-AM, WZST-FM)                               July 31, 1998                    $6,000

Montgomery, Alabama
   Republic Corporation
   (WMSP-AM, WNZZ-AM, WMXS-FM
   and WLWI-FM)                                               July 2, 1998                   $21,016

Marion - Carbondale, Illinois
   Clearly Superior Radio Properties, LLC
   (WDDD-FM, WDDD-AM, WFRX-AM,
   WTAO-FM, WVZA-FM, WQUL-FM)                                 July 2, 1998                   $12,753

Savannah, Georgia
   Lewis Broadcasting
   (WJCL)                                                     July 6, 1998                    $7,421

Savannah Communications, L.P.
   (WIXV-FM, WSGF-FM, WBMQ-AM)                               July 31, 1998                    $5,268

Ocmulgee Broadcasting Co., Inc.
   (WEAS-FM, WEAS-AM)                                   September 24, 1998                    $5,206

MARKETS AND STATIONS                                   ACQUISITION DATE              PURCHASE PRICE (1)
--------------------                                   ----------------              ------------------
Phoenix Broadcast Partners
   (WZAT-FM)                                            September 30, 1998                    $3,518

Grand Junction, Colorado
   Jan-Di Broadcasting, Inc.
   (KBKL-FM, KEKB-FM, KMXY-FM)                                July 8, 1998                    $6,300

Bangor, Maine
   Castle Broadcasting, L.P.
   (WQCB-FM AND WBZN-FM)                                     July 10, 1998                    $6,604

Monroe, Michigan
   Lesnick Communications, Inc.
   (WTWR-FM)                                                 July 23, 1998                    $3,353

Lake Charles, Louisiana
   Louisiana Media Interests, Inc.
   (KKGB-FM, KBIU-FM, KYKZ-FM, KXZZ-AM)
                                                             July 24, 1998                   $16,346

Kalamazoo, Michigan
   Crystal Radio Group, Inc.
   (WKFR-FM, WRKR-FM, WKMI-AM)                               July 31, 1998                   $14,138

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


Waseca, Minnesota
   JKJ Broadcasting, Inc., Missouri River
   Broadcasting, Inc., Ingstad Mankato, Inc.,
   James Ingstad Broadcasting,Inc.,
   and Hometown Wireless, Inc.
   (KOWO-AM, KRUE-FM)                                      August 14, 1998                    $2,380

MARKETS AND STATIONS                                   ACQUISITION DATE              PURCHASE PRICE (1)
--------------------                                   ----------------              ------------------
Owatonna, Minnesota
   JKJ Broadcasting, Inc., Missouri River
   Broadcasting, Inc., Ingstad Mankato, Inc.,
   James Ingstad Broadcasting, Inc.,
   and Hometown Wireless, Inc.
   (KRFO-FM, KRFO-AM)                                      August 14, 1998                    $2,380

Mankato, Minnesota
   JKJ Broadcasting, Inc., Missouri River
   Broadcasting, Inc., Ingstad Mankato, Inc.,
   James Ingstad Broadcasting, Inc.,
   and Hometown Wireless, Inc.
   (KXLP-FM, KYSM-AM, KYSM-FM)                             August 14, 1998                   $11,044

Mason City, Iowa
   JKJ Broadcasting, Inc., Missouri River
   Broadcasting, Inc., Ingstad Mankato, Inc.,
   James Ingstad Broadcasting, Inc.,
   And Hometown Wireless, Inc.
   (KCHA-FM, KGLO-AM, KIAI-FM,
   KLKK-FM)                                                August 14, 1998                   $11,295

Faribault, Minnesota
   Radio Ingstad Minnesota, Inc., Radio Albert Lea,
   Inc., and KRCH of Minnesota
   (KRCH-FM, KWEB-AM, KMFX-FM,
   KMFX-AM)                                                August 14, 1998                    $4,088

Rochester, Minnesota
   Radio Ingstad Minnesota, Inc., Radio Albert Lea,
   Inc., and KRCH of Minnesota
   (KRCH-FM, KWEB-AM, KMFX-FM,
   KMFX-AM)                                                August 14, 1998                    $6,133

Topeka, Kansas
   Midland Broadcasters, Inc.
   (KMAJ-FM, KMAJ-AM, KDVV-FM,
   KTOP-AM)                                             September 30, 1998                   $10,781
                                                                                            --------
TOTAL                                                                                       $325,781

(1.) The aforementioned acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet as of September 30, 1998 includes the acquired assets and liabilities and the consolidated statements of operations for the three and nine months ended September 30, 1998 include the results of operations of the acquired entities from their respective dates of acquisition.

         An allocation of the purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

         Current assets, other than cash......................................................       $         1,429
         Property and equipment...............................................................                29,023
         Intangible assets....................................................................               310,360
         Current liabilities..................................................................                  (137)
         Other liabilities....................................................................               (14,894)
                                                                                                     ---------------
                                                                                                     $       325,781


         The unaudited consolidated condensed pro forma results of operations data for the nine months ended September 30, 1998, presented as if the acquisitions had occurred on January 1, 1998, follows:

         Net revenues.........................................................................       $        84,410
         Operating loss.......................................................................       $        (1,644)
         Net loss.............................................................................       $       (15,569)
         Net loss attributable to
           common stockholders................................................................       $       (28,459)
         Basic and diluted loss per common share (in dollars).................................       $         (1.44)

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

         During the nine months ended September 30, 1998, the Company operated the following stations under local marketing agreements ("LMA"):

MARKET AND STATIONS                                          LMA EFFECTIVE DATE
-------------------                                          ------------------
Green Bay, Wisconsin
   American Communications Co.
   (WJLW-FM)                                                 February 15, 1998

Brillion Radio Company
   (WEZR-FM)                                                 February 15, 1998

Augusta, Georgia
   Savannah Valley Broadcasting Radio Properties
   (WBBQ-AM and WBBQ-FM)                                     September 4, 1997

Salisbury, Maryland
   WWFG-FM and WOSC-FM
   (WWFG-FM and WOSC-FM)                                     February 1, 1998

MARKET AND STATIONS                                          LMA EFFECTIVE DATE
-------------------                                          ------------------
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

West Jewel
   (KARX-FM)                                                 January 1, 1998

Wiskes -Abaris
   (KQIZ-FM)                                                 February 15, 1998

Odessa-Midland, Texas
   New Frontier Communications, Inc.
   (KGEE-FM, KODM-FM, KNFM-FM, KMND-AM and
   KBAT-FM)                                                  January 1, 1998

Marion Carbondale, Illinois
   Clearly Superior Radio Properties
   (WDDD-FM, WDDD-AM, WTAO-FM, WVZA-FM,
   WQUL-FM and WFRX-AM)                                      January 1, 1998

Columbus, Georgia
   Minority Associates
   (WAGH-FM)                                                 January 1, 1998

MARKET AND STATIONS                                          LMA EFFECTIVE DATE
-------------------                                          ------------------
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

McDonald Media Group, Inc.
   (WHHY-AM, WJCC-FM, WXFX-FM)                               August 17, 1998

Chattanooga, Tennessee
   Republic Corporation
   (WUSY-FM)                                                 February 11, 1998

Marson Broadcasting, Inc.
   (WKXJ-FM)                                                 July 1, 1998

Augusta, Georgia
   P&T Broadcasting, Inc.
   (WLOV-AM, WLOV-FM)                                        April 1, 1998

Dubuque, Iowa
   KIKR, INC.
   (KIKR-FM)                                                 April 1, 1998

MARKET AND STATIONS                                          LMA EFFECTIVE DATE
-------------------                                          ------------------
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

5. GUARANTOR'S FINANCIAL INFORMATION

         The Company has registered and issued the Notes under the Securities Act of 1933, as amended (the Act). Pursuant to the terms of the indenture governing the Notes, all of the direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly- owned by the Company) of the Company (the "Guarantor Subsidiaries") provided full and unconditional senior subordinated guarantees of the Notes on a joint and several basis. There are no significant restrictions on the ability of the Guarantor Subsidiaries to pay dividends or make loans to the Company.

         The following tables include consolidating condensed financial information pertaining to the Company and the Guarantor Subsidiaries. The Company has not presented separate financial statements for the Guarantor Subsidiaries because management has determined that such information is not material to investors.

                                                                                 RESTATED
                                                                         AS OF SEPTEMBER 30, 1998
                                                                                 (UNAUDITED)
                                                                      GUARANTOR                                TOTAL
                                                    PARENT           SUBSIDIARIES       ELIMINATIONS        CONSOLIDATED
                                                   ---------          ---------          ---------           ---------
Current assets ..........................          $  34,224          $  37,340          $    --             $  71,564
Property and equipment, net .............                678             37,754               --                38,432
Investment in subsidiaries ..............            436,326                554           (436,880)               --
Intangible assets, net ..................               --              391,036               --               391,036
Other assets ............................             20,606              1,501               --                22,107
      Total assets ......................            491,834            468,185           (436,880)            523,139
Current liabilities .....................              8,901             13,098                 15              22,014
Long-term debt, excluding current portion            222,999               --                 --               222,999
Other liabilities .......................              2,051             11,272            (11,917)              1,406
Deferred income taxes ...................               --               10,460               --                10,460
Total liabilities .......................            233,951             34,830            (11,902)            256,879
Preferred stock .........................            129,296               --                 --               129,296
Stockholder's equity ....................            128,587            433,355           (424,978)            136,964
   Total liabilities and
      stockholder's equity ..............          $ 491,834          $ 468,185          $(436,880)          $ 523,139

                                                                              RESTATED
                                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                             (UNAUDITED)
                                                                     GUARANTOR                              TOTAL
                                                   PARENT          SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                                  --------           --------           --------           --------
Net revenues ...........................          $   --             $ 63,125           $   --             $ 63,125
Operating expenses .....................             4,498             59,609               --               64,107
Operating income (loss) ................            (4,498)             3,516               --                 (982)
Net interest, income (expense) and other            (7,937)               (25)              --               (7,962)
Income (Loss) before income taxes ......           (12,435)             3,491               --               (8,944)
Income tax benefit/(expense) ...........               (21)             3,700               --                3,679
Income (Loss) before extraordinary item            (12,456)             7,191               --               (5,265)
Extraordinary loss .....................            (1,837)               733               --               (1,104)
Net loss before equity adjustment ......           (14,293)             7,924               --               (6,369)
Equity Income (loss) in subsidiaries ...             7,924               --               (7,924)              --
Net loss ...............................            (6,369)             7,924             (7,924)            (6,369)
Preferred stock dividend ...............             9,146               --                 --                9,146
Net loss attributable to
   common stockholders .................          $(15,515)          $  7,924           $ (7,924)          $(15,515)

                                    RESTATED
                               FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                  GUARANTOR                              TOTAL
                                                                  PARENT         SUBSIDIARIES      ELIMINATIONS       CONSOLIDATED
                                                                 ---------         ---------         ---------         ---------
Cash flows from operating activities:
Net cash (used in) provided by operating activities .....        $ (16,072)        $  11,135         $    --           $  (4,937)
Cash flows from investing activities:
   Acquisitions .........................................             --            (324,287)             --            (324,287)
Investment in subsidiaries ..............................         (324,287)             --             324,287              --
Escrow deposits on pending acquisitions .................           (8,063)             --                --              (8,063)
Other ...................................................             (373)           (3,132)             --              (3,505)

   Net cash (used in) provided by investing activities ..         (332,723)         (327,419)          324,287          (335,855)
Cash flows from financing
   activities:
Net proceeds from revolving line of credit and other debt           10,171              --                --
                                                                                                                          10,171
Proceeds from Senior notes ..............................          160,000              --                --             160,000
Contribution from parent ................................             --             324,287          (324,287)             --
Proceeds from issuance of preferred stock ...............          101,875              --                --             101,875
Proceeds from issuance of common stock ..................          107,352              --                --             107,352
Net cash (used in) provided by financing activities .....          379,398           324,287          (324,287)          379,398
   Increase in cash .....................................           30,603             8,003              --              38,606
   Cash beginning of period .............................            1,080               493              --               1,573
   Cash end of period ...................................           31,683             8,496              --              40,179

                                                                    AS OF DECEMBER 31, 1997
                                                                  GUARANTOR                             TOTAL
                                                    PARENT       SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                                  ---------        ---------        ---------         ---------
Current assets ...........................        $   3,588        $   3,514        $    --           $   7,102
Property and equipment, net ..............              317            7,803             --               8,120
Investment in subsidiaries ...............          101,732               40         (101,772)             --
Intangible assets, net ...................             --             90,217             --              90,217
Other assets .............................            2,706            2,296             --               5,002
   Total assets ..........................        $ 108,343        $ 103,870        $(101,772)        $ 110,441
Current liabilities ......................        $   1,869        $   1,981        $    --           $   3,850
Long-term debt, excluding current portion            42,789             --               --              42,789
Other liabilities ........................              286            2,269           (2,155)              400
   Total liabilities .....................           44,944            4,250           (2,155)           47,039
Preferred stock ..........................           13,426             --               --              13,426
Stockholder's equity .....................           49,973           99,620          (99,617)           49,976
Total liabilities and stockholders' equity        $ 108,343        $ 103,870        $(101,772)        $ 110,441

                                                                          FOR THE PERIOD FROM INCEPTION ON
                                                                         MAY 22, 1997 TO SEPTEMBER 30, 1997
                                                                            GUARANTOR                        TOTAL
                                                              PARENT       SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                             -------         -------         -------        -------
Net revenues ........................................        $  --           $ 1,634         $  --          $ 1,634
Operating expenses ..................................            429           1,864            --            2,293
Operating income (loss) .............................           (429)           (230)           --             (659)
Net interest income (expense) and other .............           (101)             59            --              (42)
Income (loss) before income taxes ...................           (530)           (171)           --             (701)
Income tax expense ..................................           --              --              --             --
Income (loss) before extra ..........................           (530)           (171)           --             (701)
Extraordinary loss ..................................           --              --              --             --
Net loss before equity adjustment ...................           (530)           (171)           --             (701)
Equity income (loss) in subsidiaries ................           (171)           --               171           --
Net loss ............................................           (701)           (171)            171           (701)
Net income (loss) attributable to common stockholders        $  (701)        $  (171)        $   171        $  (701)

                                                                                FOR THE PERIOD FROM
                                                                              INCEPTION ON MAY 22, 1997
                                                                                TO SEPTEMBER 30, 1997
                                                                             GUARANTOR                          TOTAL
                                                             PARENT        SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                                            --------         --------         --------         --------
Cash flows from operating activities:
   Net cash used in provided by operating activities        $   (979)        $   (363)        $   --           $ (1,342)
Cash flows from investing activities:
Acquisitions .......................................            --            (35,315)            --            (35,315)
Investment in subsidiaries .........................         (35,315)            --             35,315             --
Escrow deposits on pending acquisitions ............          (4,838)            --               --             (4,838)
Other ..............................................            (111)            (139)            --               (250)
Net cash used by investing activities ..............         (40,264)         (35,454)          35,315          (40,403)
Cash flows from financing activities:
Net proceeds from revolver .........................          15,870             --               --             15,870
Contribution from Parent ...........................            --             35,315          (35,315)            --
Proceeds from issuance of common stock .............          26,743             --               --             26,743
   Net cash provided by financing activities .......          42,613           35,315          (35,315)          42,613
   Increase in cash and cash equivalents ...........           1,370             (502)            --                868
   Cash and cash equivalents  at beginning of period            --               --               --               --
   Cash and cash equivalents
      at end of period .............................        $  1,370         $   (502)        $   --           $    868

6. SUBSEQUENT EVENTS

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

                                                                                            RESTATED           RESTATED
                                                                     FOR THE PERIOD
                                                    FOR THE THREE  FROM MAY 22, 1997     FOR THE THREE       FOR THE NINE
                                                    MONTHS ENDED         THROUGH          MONTHS ENDED       MONTHS ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                        1997               1997               1998                1998
                                                      ---------          ---------          ---------          ---------
OPERATING DATA:
Net broadcast revenue ........................        $   1,552          $   1,634          $  28,743          $  63,125
Station operating expenses
excluding depreciation & amortization ........            1,143              1,439             19,961             47,236
Depreciation and amortization ................              365                443              6,075             12,976
Corporate general and administrative expenses               274                411              1,664              3,895
Operating income (loss) ......................             (230)              (659)             1,043               (982)
Interest expense (net) .......................              (66)                58             (4,066)            (7,960)
Net income (loss) attributable to common stock        $    (256)         $    (701)         $  (6,543)         $ (15,515)
OTHER DATA:
Broadcast cash flow (1) ......................        $     409          $     195          $   8,782          $  15,889
Broadcast cash flow margin ...................             26.4%              11.9%              30.6%              25.2%
EBITDA
(before noncash stock compensation expense)(2)        $     135          $    (216)         $   7,118          $  11,994
Cash flows related to:
Operating activities .........................              N/A          $  (1,342)               N/A          $  (4,937)
Investing activities .........................              N/A          $ (40,403)               N/A          $(335,855)
Financing activities .........................              N/A          $  42,613                N/A          $ 379,398
Capital expenditures .........................              N/A               --                  N/A          $   3,541

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

Corporate General and Administrative Expenses. As a result of the Company's inception on May 22, 1997, the factors described above, and due to certain personnel additions and recruiting expenses and certain franchise tax expenses which were incurred during the quarter, corporate general and administrative expenses increased $1.4 million to $1.7 million for the three months ended September 30, 1998 from $.3 million for the three months ended September 30, 1997.

Other Operating Expenses. Depreciation and amortization increased $5.7 million to $6.1 million for the three months ended September 30, 1998 from $.4 million for the period ended September 30, 1997, primarily due to the impact of various acquisitions consummated since the Company's inception.

Other Expense (Income). Interest expense, net of income, increased from $.1 million during the three months ended September 30, 1997 to $4.0 million for the three months ended September 30, 1998 primarily due to indebtedness incurred in connection with the Company's acquisitions. An extraordinary loss of approximately $1.9 million was recorded in the first quarter of 1998, related to the write-off of deferred financing fees in connection with the refinancing of the Company's Old Credit Agreement during the first quarter.

Net Income (Loss) Attributable to Common Stock. As a result of the factors described above and the accrual of dividends on the Company's issued and outstanding preferred stock and the accretion of any related discount; net loss attributable to common stock increased $ 6.2 million to $ 6.5 million for the three months ended September 30, 1998 from $0.3 million for the three month period ended September 30, 1997. For the three months ended September 30, 1998, preferred stock dividends includes $2.9 million of accelerated accretion of discount relating to the exchange of the Company's previously issued preferred shares into 13.75% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (see Liquidity and Capital Resources).

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

For the nine months ended September 30, 1998, net cash used in investing activities, primarily for acquisitions, increased $295.5 million to $335.9 million from $40.4 million for the period from inception on May 22, 1997 to September 30, 1997.

For the nine months ended September 30, 1998, net cash provided from financing activities was $379.4 million compared to $42.6 million for the period from the inception on May 22, 1997 to September 30, 1997. This increase is the result of the completion of the Offerings as well as increased borrowings under the Credit Facility.

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

On July 1, 1998, the Company completed its initial public offering of common and preferred stock and debt totaling $391.0 million. The common stock offering was for 7,598,572 shares of Class A Common Stock (the "Class A Common Stock"), including 6,428,572 shares sold by the Company and 1,170,000 sold by State of Wisconsin Investment Board. Of the 7,598,572 shares of Class A Common Stock sold, 1,519,714 shares were sold in an offering outside the U.S. and Canada and 6,078,858 shares were sold in a concurrent offering in the United States and Canada. In addition, on July 31, 1998, the underwriters exercised a portion of the over- allotment options and the Company sold an additional 800,000 shares of Class A Common Stock for net proceeds to the Company of $10.4 million. These common stock offerings are collectively referred to as the "Stock Offering." Concurrently with the Stock Offering, the Company sold in a preferred stock offering (the "Preferred Stock Offering") $125.0 million of 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (the "Series A Preferred Stock"), approximately $34.5 million of which was sold directly by the Company to The Northwestern Mutual Life Insurance Company at a purchase price equal to the price to the public (as described below); and $160.0 million of 10 3/8% Senior Subordinated Notes Due 2008 (the "Notes") (the "Debt Offering" and, together with the Stock Offering and the Preferred Stock Offering, the ("Offerings").

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

YEAR 2000 RISK

The Year 2000 Issue ("Y2K") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date- sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation in the Company's broadcast and corporate locations which could cause disruptions of operations, including, among other things, a temporary inability to produce broadcast signals, process financial transactions, or engage in similar normal business activities.

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

         The amount of expenses incurred for the Company's account in connection with the Offering were as follows:

         Underwriters' discounts............................        15,459,000
         Other expenses (approximate).......................         9,541,000
           Total ...........................................        25,000,000

         Of these amounts, 0 were direct or indirect payments to officers, directors or their associates, or persons owning 10% or more of any class of equity securities of the Company and $25.0 million were direct or indirect payments to others.

         The net offering proceeds to the Company were used for repayment of bank debt (approximately $80.0 million); to complete the Company's pending acquisitions (approximately $325.0 million of which have closed to date, and the balance of which will close over the next three to six months, subject to all applicable regulatory approvals), and finally to fund working capital, capital expenditures, and other general corporate purposes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         27.1 Financial Data Schedule

         (b)     Reports on Form 8-K

                 Form 8-K filed on July 17, 1998 and

         Amendment No.1 to such report filed on August 13, 1998. This report disclosed the acquisition by the Company of all outstanding stock of Republic Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CUMULUS MEDIA INC.

Date: May 25, 2000

                                                  By: /s/ Daniel O'Donnell
                                                  Daniel O'Donnell
                                                  Vice President, Finance
                                                  Principal Financial and
                                                  Accounting Officer