Form 10-Q/A
period 1999-06-30
CUMULUS MEDIA INC
filed 2000-05-26
CIK 1058623

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

PART I         FINANCIAL INFORMATION

ITEM 1         FINANCIAL STATEMENTS.

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

PART II        OTHER INFORMATION

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                               CUMULUS MEDIA INC.
                           CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                   (UNAUDITED)
                                                                                            RESTATED      RESTATED
                                                                                            --------      --------
                                                                                            JUNE 30,     DECEMBER 31,
                                                                                              1999           1998
                                                   ASSETS

Current assets:
   Cash and cash equivalents..................................................       $          9,086    $       24,885
   Accounts receivable, less allowance for doubtful accounts
      of $1,646 and $895 respectively.........................................                 40,289            28,056
   Prepaid expenses and other current assets..................................                  5,761             2,808
                                                                                     ----------------    --------------
      Total current assets....................................................                 55,136            55,749
Property and equipment, net...................................................                 49,591            41,438
Intangible assets, net........................................................                431,113           404,220
Other assets..................................................................                 16,014            16,224
                                                                                     ----------------    --------------
      Total assets............................................................       $        551,854    $      517,631
                                                                                     ================    ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses......................................       $         20,385    $       19,028
   Current portion of long-term debt..........................................                  1,020                20
   Other current liabilities..................................................                    768               768
                                                                                     ----------------    --------------
      Total current liabilities                                                                22,173            19,816

Long-term debt, excluding current portion.....................................                267,537           222,747
Other liabilities.............................................................                  2,243             1,118
Deferred income taxes.........................................................                  4,677             9,387
                                                                                     ----------------    --------------
      Total liabilities.......................................................                296,630           253,068
                                                                                     ----------------    --------------
Series A Cumulative Exchangeable Redeemable Preferred
   Stock due 2009, stated value $1,000 per share, 138,286
   and 129,286 shares issued and outstanding, respectively....................                143,038           133,741
                                                                                     ----------------    --------------
Commitments and contingencies (Note 7)
Stockholders' equity:
   Class A common stock, par value $.01 per share;
      50,000,000 shares authorized; 8,700,504 shares outstanding..............                     87                87
   Class B common stock, par value $.01 per share;
      20,000,000 shares authorized; 8,660,416 shares outstanding..............                     87                87
   Class C common stock, par value $.01 per share;
      30,000,000 shares authorized; 2,376,277 shares outstanding..............                     24                24
   Additional paid-in-capital.................................................                132,913           142,211
   Accumulated other comprehensive income.....................................                      5                 5
   Accumulated deficit........................................................                (20,930)          (11,592)
                                                                                     ----------------    --------------
      Total stockholder' equity...............................................                112,186           130,822
                                                                                     ----------------    --------------
      Total liabilities and stockholders' equity..............................       $        551,854    $      517,631
                                                                                     ================    ==============

           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                              (UNAUDITED)

                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30                              JUNE 30
                                                      1999             1998                1999             1998
                                                      ----             ----                ----             ----
                                                    RESTATED                             RESTATED
                                                    --------                             --------
Revenues..................................      $       49,775    $       24,155    $         83,519    $        37,937
Less: agency commissions..................              (3,929)           (2,268)             (6,462)            (3,555)
                                                --------------    --------------    ----------------    ---------------
Net revenues..............................              45,846            21,887              77,057             34,382
Operating expenses:
   Station operating expenses,
      excluding depreciation and
      amortization........................              32,262            16,372              59,038             27,275
   Depreciation and amortization..........               8,785             4,154              16,384              6,901
Corporate general and administrative......               1,736             1,270               3,410              2,231
                                                --------------    --------------    ----------------    ---------------
Operating expenses........................              42,783            21,796              78,832             36,407
                                                --------------    --------------    ----------------    ---------------
Operating income (loss)...................               3,063                91              (1,775)            (2,025)
                                                --------------    --------------    ----------------    ---------------
Nonoperating income (expense):
   Interest expense.......................              (6,472)           (2,732)            (12,492)            (4,249)
   Interest income........................                  82               212                 221                355
   Other income (expense), net............                  (2)                4                  (2)                (2)
                                                --------------    --------------    ----------------    ---------------
Nonoperating expenses, net................              (6,392)           (2,516)            (12,273)            (3,896)
                                                --------------    --------------    ----------------    ---------------
Loss before income taxes..................              (3,329)           (2,425)            (14,048)            (5,921)
Income taxes..............................               1,116               (21)              4,710                (21)
                                                --------------    --------------    ----------------    ---------------
Loss before extraordinary item............              (2,213)           (2,446)             (9,338)            (5,942)
Extraordinary loss on early
   extinguishment of debt.................                  --                --                  --             (1,837)
                                                --------------    --------------    ----------------    ---------------
Net loss..................................              (2,213)           (2,446)             (9,338)            (7,779)
Preferred stock dividend and
   accretion of discount..................               4,752             1,084               9,297              1,926
                                                --------------    --------------    ----------------    ---------------
Net loss attributable to
   common stockholders....................      $       (6,965)   $       (3,530)   $        (18,635)   $        (9,705)
                                                ==============    ==============    ================    ===============
Basic and diluted loss per share..........      $         (.35)  $          (.28)   $           (.94)   $          (.78)
                                                ---------------   --------------    ----------------    ---------------
Weighted average common shares
   outstanding............................              19,737            12,509              19,737             12,509
                                                ==============    ==============    ================    ===============

           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                 (UNAUDITED)

                                                                                            RESTATED
                                                                                            --------
                                                                                           SIX MONTHS     SIX MONTHS
                                                                                              ENDED          ENDED
                                                                                            JUNE 30,       JUNE 30,
                                                                                              1999           1998
Cash flows from operating activities:
Net loss......................................................................       $         (9,338)   $       (7,779)
Adjustments to reconcile net loss to net cash
   Provided by operating activities:
   Extraordinary loss on early extinguishment of debt.........................                     --             1,837
   Depreciation...............................................................                  3,475             1,075
   Amortization of goodwill, intangible assets and other assets...............                 11,817             4,030
     Deferred taxes...........................................................                 (4,710)               --
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable........................................................                (12,275)          (14,214)
   Prepaid expenses and other current assets..................................                 (2,953)           (2,523)
   Accounts payable and accrued expenses......................................                    965             7,247
   Other assets...............................................................                   (733)           (3,058)
   Other liabilities..........................................................                   (174)             (382)
                                                                                     ----------------    --------------
      Net cash used in operating activities...................................                (13,926)          (13,767)
                                                                                     ----------------    --------------
Cash flows from investing activities:
   Acquisitions...............................................................                (41,933)         (103,741)
   Escrow deposits on pending acquisitions....................................                    180            (7,735)
   Capital expenditures.......................................................                 (5,907)           (1,752)
   Other......................................................................                     (2)             (348)
                                                                                     ----------------    --------------
     Net cash used in investing activities...................................                 (47,662)         (113,576)
                                                                                     ----------------    --------------
Cash flows from financial activities:
   Proceeds from revolving line of credit.....................................                 45,800           175,000
   Payments on revolving line of credit.......................................                     --           (75,535)
   Payments on promissory notes...............................................                    (11)               (5)
   Proceeds from issuance of preferred stock..................................                     --            16,250
   Proceeds from issuance of common stock.....................................                     --            15,135
   Payments for debt issuance costs...........................................                     --            (3,208)
                                                                                     ----------------    --------------
      Net cash provided by financing activities...............................                 45,789           127,637
                                                                                     ----------------    --------------
(Decrease) increase in cash and cash equivalents..............................                (15,799)              294
Cash and cash equivalents at beginning of period..............................       $         24,885    $        1,573
Cash and cash equivalents at end of period....................................       $          9,086    $       1 ,867
Non-cash operating and financing activities:
   Trade revenue..............................................................       $          4,717    $        2,472
   Trade expense..............................................................                  4,724             2,449
   Assets acquired through notes payable......................................                  1,490             1,051

           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Operating results for the three and six month periods ended June 30, 1999 have been restated to reflect the effect of (a) the correction of certain misallocated revenues and expenses and (b) the reversal of the valuation allowance established against deferred taxes during such periods and related recognition of tax benefit.

The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statement of operations for the three and six month periods ended June 30, 1999:

                                                                                                           Net loss
                                                                        Loss before                       attributable
For the three months               Net        Operating     Operating    income             Income        to common      Loss per
ended June 30, 1999              Revenues     Expenses      Income        taxes             taxes        stockholders     share
--------------------             --------     ---------     ---------   -----------         ------       ------------    --------
As previously reported            $45,800       $42,750       $3,050        $(3,342)        $    --        $(8,094)       $(.41)
Restatement associated
     with elimination of
     deferred tax asset
     valuation allowance               --            --           --              --          1,116           1,116         .06
Restatement for correction
     of certain misallocated
     revenues and expenses             46            33           13             13              --             13           --
                                  -------       -------       ------        -------          ------        -------        -----
As restated                       $45,846       $42,783       $3,063        $(3,329)         $1,116        $(6,965)       $(.35)
                                  =======       =======       ======        =======          ======        =======        =====

                                                                                                           Net loss
                                                                        Loss before                      attributable
For the three months               Net        Operating     Operating     income            Income        to common      Loss per
ended June 30, 1999              Revenues     Expenses       Income        taxes             taxes        stockholders     share
--------------------             --------     ---------     ---------   -----------         ------       ------------    --------
As previously reported            $77,715       $78,877     $(1,162)       $(13,436)        $    --       $(22,733)      $(1.15)
Restatement associated
     with elimination of
     deferred tax asset
     valuation allowance               --            --          --              --           4,710          4,710          .23
Restatement for correction
     of certain misallocated
     revenues and expenses           (658)          (45)       (613)           (612)             --           (612)        (.02)
                                  -------       -------     -------       ---------          ------       --------        -----
As restated                       $77,057       $78,832     $(1,775)       $(14,048)         $4,710       $(18,635)       $(.94)
                                  =======       =======     =======       =========          ======       ========       ======

2.       INTERIM FINANCIAL DATA

The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K / A for the year ended December 31, 1998. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 1999.

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

4.       SUBSEQUENT OFFERING

On July 27, 1999, the Company completed a follow-on public stock offering selling 9,664,000 shares of its Class A Common Stock for $22.919 per share, net of underwriter's discounts and commissions of $1.206 per share. The net proceeds of the offering were approximately $221.5 million. The Company also granted the underwriters an option, exercisable for 30 days from the completion date of the offering, to purchase up to an additional 1,449,600 shares to cover over-allotments. On August 4, 1999, the Company was informed that the underwriters had exercised this option in full. Exercise of the option will result in an additional $33.2 million in net offering proceeds to the Company. With the net proceeds from the offering, the Company will redeem a portion of its Series A preferred stock, including redemption premium. In addition, the Company plans to repay the principal amount outstanding under the Credit Facility (as defined below) and fund a portion of its pending acquisitions.

5.       CREDIT FACILITY

The Company's senior credit facility, as amended most recently as of April 14, 1999 and May 5, 1999 (the "Credit Facility"), provides for a revolving credit line of $25.0 million until March 2, 2006, and 2 eight-year term loan facilities of $62.5 million. Under the terms of the Credit Facility, the Company drew down $62.5 million of term loan facility upon the closing of its initial public offerings on July 1, 1998. In addition, during the first six months of 1999, the Company drew down an additional $45.8 million in term facility. The proceeds of the borrowings under the Credit Facility have been used to finance acquisitions and repay the Company's outstanding indebtedness under its previous credit facility, and to secure outstanding letters of credit issued under its previous credit facility.

Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. As of the filing date, the Company did not meet certain of these financial covenant requirements. However, in a letter dated June 30, 1999, the lender waived these covenant requirements.

In connection with the July 27, 1999 public offering discussed above, the Company signed a commitment letter with its existing lenders providing for a new credit facility in an aggregate principal amount of $225.0 million. As of August 6, 1999 the Company was negotiating the final terms of the agreement with its lenders.

6.       ACQUISITIONS:

During the six months ended June 30, 1999, the Company completed 13 acquisitions of radio stations for a total purchase price of $43.4 million plus various other direct acquisition costs.

Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the consolidated statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

         Property and equipment.................................................................        $         5,722
         Intangible assets......................................................................                 37,702
                                                                                                        ---------------
                                                                                                                 43,424

The unaudited consolidated condensed pro forma results of operations data for the six months ended June 30, 1999 and 1998, presented as if all acquisitions completed during 1998 and during the first six months of 1999 occurred at January 1, 1998, follow:

                                                                   THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,             JUNE 30,           JUNE 30,
                                                                 1999               1998                1999                1998
                                                                 ----               ----                ----                ----
                                                               RESTATED                                RESTATED
                                                               --------                                --------
Net revenues                                                   $ 46,005            $ 39,704            $ 80,297            $ 71,047
Operating income (loss)                                        $  2,855            $   (360)           $ (1,813)           $(10,143)
Net loss                                                       $ (2,666)           $ (6,997)           $ (9,865)           $(22,906)
Net loss attributable to common
  stockholders                                                 $ (7,418)           $(11,749)           $(19,162)           $(32,203)
                                                               ========            ========            ========            ========
Basic and diluted loss per
  common share (in dollars)                                    $  (0.38)           $  (0.94)           $   (.97)           $  (2.57)
                                                               ========            ========            ========            ========

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

At June 30, 1999 the Company operated 38 stations under local marketing agreements ("LMA"). The consolidated statements of operations for the three months ended and six months ended June 30, 1999 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through June 30, 1999.

7.       GUARANTOR'S FINANCIAL INFORMATION

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

                                                                                RESTATED
                                                                          AS OF JUNE 30, 1999
                                                                          -------------------
                                                                              (UNAUDITED)

                                                                     GUARANTOR                              TOTAL
                                                     PARENT        SUBSIDIARIES        ELIMINATIONS     CONSOLIDATED
                                                     ------        ------------        ------------     ------------
Cash and cash equivalents.................      $      (12,503)   $       21,589    $             --    $         9,086
Accounts receivable, net..................                  --            40,289                  --             40,289
Prepaid expenses and other
   currents assets........................               2,838             2,923                  --              5,761
                                                --------------    --------------    ----------------    ---------------
   Total current assets...................              (9,665)           64,801                  --             55,136
Property and equipment, net...............               1,461            48,130                  --             49,591
Investment in subsidiaries................             487,500                --            (487,500)                --
Intangible assets, net....................                  --           431,113                  --            431,113
Other assets..............................              40,782             5,910             (30,678)            16,014
                                                --------------    --------------    ----------------    ---------------
Total assets..............................      $      520,078    $      549,954    $       (518,178)   $       551,854
                                                ==============    ==============    ================    ===============
Accounts payable..........................      $        9,972    $       10,413    $             --    $        20,385
Current portion of LTD....................               1,020                --                  --              1,020
Other current liabilities.................                 768                --                  --                768
                                                --------------    --------------    ----------------    ---------------
   Total current liabilities..............              11,760            10,413                  --             22,173
Long-term debt, excluding
current portion...........................             267,537                --                  --            267,537
Other liabilities.........................               6,103            26,816             (30,676)             2,243
Deferred income taxes.....................                  --             4,677                  --              4,677
                                                --------------    --------------    ----------------    ---------------
Total liabilities.........................             285,400            41,906             (30,676)           296,630
                                                --------------    --------------    ----------------    ---------------
Preferred stock...........................             143,038                --                  --            143,038
                                                --------------    --------------    ----------------    ---------------
Stockholders' equity......................              91,640           508,048            (487,502)           112,186
                                                --------------    --------------    ----------------    ---------------
Total liabilities and stockholders'
   equity.................................      $      520,078    $      549,954    $       (518,178)   $       551,854
                                                ==============    ==============    ================    ===============

                                                                 RESTATED
                                                  FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                           -------------------------------------------------------
                                                                (UNAUDITED)
                                                         GUARANTOR                       TOTAL
                                            PARENT      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            ------      ------------   ------------   ------------
Revenues ............................      $     --       $ 83,519       $     --       $ 83,519
Less: agency commissions ............            --         (6,462)            --         (6,462)
                                           --------       --------       --------       --------
   Net revenues .....................            --         77,057             --         77,057
Operating expenses:
Station operating expenses, excluding
   depreciation and amortization ....            --         59,038             --         59,038
Depreciation and amortization .......           284         16,100             --         16,384
Corporate G&A expenses ..............         3,410             --             --          3,410
                                           --------       --------       --------       --------
Operating expenses ..................         3,694         75,138             --         78,832
                                           --------       --------       --------       --------
Operating income (loss) .............        (3,694)         1,919             --         (1,775)
                                           --------       --------       --------       --------
Interest (expense) ..................       (12,459)           (33)            --        (12,492)
Interest income .....................           220              1             --            221
Other income (expense) ..............            --             (2)            --             (2)
                                           --------       --------       --------       --------
Non operating expenses, net .........       (12,239)           (34)            --        (12,273)
                                           --------       --------       --------       --------
Income (loss) before income taxes ...       (15,933)         1,885             --        (14,048)
Income tax benefit ..................            --          4,710             --          4,710
                                           --------       --------       --------       --------
Income (loss) before
   extraordinary item ...............       (15,933)         6,595             --         (9,338)
Extraordinary (loss) ................            --             --             --             --
                                           --------       --------       --------       --------
Net loss before equity adjustment ...       (15,933)         6,595             --         (9,338)
Equity income (loss) in subsidiaries          6,595             --         (6,595)            --
                                           --------       --------       --------       --------
Net loss ............................        (9,338)         6,595         (6,595)
                                                                                          (9,338)
Preferred stock dividend ............         9,297             --             --          9,297
                                           --------       --------       --------       --------
Net income (loss) attributable to
   common stockholders ..............      $(18,635)      $  6,595       $ (6,595)      $(18,635)
                                           ========       ========       ========       ========

                                                                 RESTATED
                                                   FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                           -------------------------------------------------------
                                                                (UNAUDITED)
                                                         GUARANTOR        TOTAL
                                            PARENT      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            ------      ------------   ------------   ------------
Cash flows from operating activities:
Net loss ............................      $(15,933)      $  6,595       $     --       $ (9,338)
Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation .....................           104          3,371             --          3,475
   Amortization .....................           741         11,076             --         11,817
   Deferred taxes ...................            --         (4,710)            --         (4,710)
Changes in assets and liabilities,
   net of effect of acquisitions:
   Accounts receivable ..............            --        (12,275)            --        (12,275)
   Prepaid expenses and other current
      assets ........................        (2,090)          (863)            --         (2,953)
   Accounts payable and accrued
      expenses ......................          (877)         1,844             (2)           965
Other assets ........................        (9,533)        (2,161)        10,961           (733)
Other liabilities ...................         1,289          9,496        (10,959)          (174)
                                           --------       --------       --------       --------
Net cash (used in) provided
   by operating activities ..........       (26,299)        12,373             --        (13,926)
                                           --------       --------       --------       --------
Cash flows from investing activities:
   Acquisitions .....................            --        (41,933)            --        (41,933)
   Investment in subsidiaries .......       (41,933)            --         41,933             --
   Escrow deposits on pending
      acquisitions ..................           180             --             --            180
   Capital expenditures .............          (377)        (5,530)            --         (5,907)
   Other ............................            (2)            --             --             (2)
                                           --------       --------       --------       --------
Net cash used by investing
   activities .......................       (42,132)       (47,463)        41,933        (47,662)
                                           --------       --------       --------       --------
Cash flows from financing activities:
   Contribution from parent .........            --         41,933        (41,933)            --
   Proceeds from revolving line
      of credit .....................        45,800             --             --         45,800
Payments on promissory notes ........           (11)            --             --            (11)
                                           --------       --------       --------       --------
Net cash provided by financing
   activities .......................        45,789         41,933        (41,933)        45,789
                                           --------       --------       --------       --------
   (Decrease)increase in cash
      and cash equivalents ..........       (22,642)         6,843             --        (15,799)
   Cash and cash equivalents at
      beginning of period ...........      $ 10,139       $ 14,746       $     --       $ 24,885
   Cash and cash equivalents at
      end of period .................      $(12,503)      $ 21,589       $     --       $  9,086

                                                                RESTATED
                                                         AS OF DECEMBER 31, 1998
                                         --------------------------------------------------------
                                                               (UNAUDITED)
                                                        GUARANTOR                        TOTAL
                                           PARENT      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           ------      ------------   ------------   ------------
Cash and cash equivalents .........      $  10,139      $  14,746      $      --       $  24,885
Accounts receivable, net ..........             --         28,056             --          28,056
Prepaid expenses and other
   currents assets ................            749          2,059             --           2,808
                                         ---------      ---------      ---------       ---------
Total current assets ..............         10,888         44,861             --          55,749
Property and equipment, net .......          1,188         40,250             --          41,438
Investment in subsidiaries ........        444,078             --       (444,078)             --
Intangible assets, net ............             --        404,220             --         404,220
Other assets ......................         32,166          3,775        (19,717)         16,224
                                         ---------      ---------      ---------       ---------
Total assets ......................      $ 488,320      $ 493,106      $(463,795)      $ 517,631
                                         =========      =========      =========       =========
Accounts payable ..................      $  10,659      $   8,370      $      (1)      $  19,028
Current portion of LTD ............             20             --             --              20
Other current liabilities .........            768             --             --             768
                                         ---------      ---------      ---------       ---------
   Total current liabilities ......         11,447          8,370             (1)         19,816
Long-term debt, excluding current
   portion ........................        222,747             --             --         222,747
Other liabilities .................          3,513         17,322        (19,717)          1,118
Deferred income taxes .............             --          9,387             --           9,387
                                         ---------      ---------      ---------       ---------
Total liabilities .................        237,707         35,079        (19,718)        253,068
                                         ---------      ---------      ---------       ---------
Preferred stock ...................        133,741             --             --         133,741
                                         ---------      ---------      ---------       ---------
Stockholders' equity ..............        116,872        458,027       (444,077)        130,822
                                         ---------      ---------      ---------       ---------
Total liabilities and stockholders'
   equity .........................      $ 488,320      $ 493,106      $(463,795)      $ 517,631
                                         =========      =========      =========       =========

                                                   FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                           -------------------------------------------------------
                                                               (UNAUDITED)
                                                         GUARANTOR                       TOTAL
                                            PARENT      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            ------      ------------   ------------   ------------
Revenues ............................      $     --       $ 37,937       $     --       $ 37,937
Less: agency commissions ............            --         (3,555)            --         (3,555)
                                           --------       --------       --------       --------
Net revenues ........................            --         34,382             --         34,382
Operating expenses:
Station operating expenses, excluding
   depreciation and amortization ....            --         27,275             --         27,275
Depreciation and amortization .......           241          6,660             --          6,901
Corporate general and
   administrative expenses ..........         2,231             --             --          2,231
                                           --------       --------       --------       --------
Operating expenses ..................         2,472         33,935             --         36,407
                                           --------       --------       --------       --------
Operating income (loss) .............        (2,472)           447             --         (2,025)
                                           --------       --------       --------       --------
Interest (expense) ..................        (4,234)           (15)            --         (4,249)
Interest income .....................           355             --             --            355
Other income (expense) ..............            (2)            --             --             (2)
                                           --------       --------       --------       --------
Non operating expenses, net .........        (3,881)           (15)            --         (3,896)
                                           --------       --------       --------       --------
Income (loss) before income taxes ...        (6,353)           432             --         (5,921)
Income tax benefit/(expense) ........           (21)            --             --            (21)
                                           --------       --------       --------       --------
Income (loss) before
   extraordinary item ...............        (6,374)           432             --         (5,942)
Extraordinary (loss) ................        (1,837)            --             --         (1,837)
                                           --------       --------       --------       --------
Net loss before equity adjustment ...        (8,211)           432             --         (7,779)
Equity income (loss) in subsidiaries            432             --           (432)            --
                                           --------       --------       --------       --------
Net loss ............................        (7,779)           432           (432)        (7,779)
Preferred stock dividend ............         1,926             --             --          1,926
                                           --------       --------       --------       --------
Net income (loss) attributable
   to common stockholders ...........      $ (9,705)      $    432       $   (432)      $ (9,705)
                                           ========       ========       ========       ========

                                                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                           -----------------------------------------------------------
                                                                  (UNAUDITED)
                                                           GUARANTOR                         TOTAL
                                             PARENT       SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             ------       ------------    ------------    ------------
Cash flows from operating activities:
Net loss ............................      $  (8,211)      $     432       $      --       $  (7,779)
Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
   Extraordinary loss on early
      extinguishment of debt ........          1,837              --              --           1,837
   Depreciation .....................             36           1,039              --           1,075
   Amortization .....................            165           3,865              --           4,030
Changes in assets and liabilities,
   net of effect of acquisitions:
   Accounts receivable ..............             --         (14,214)             --         (14,214)
   Prepaid expenses and other
      current assets ................         (1,736)           (787)             --          (2,523)
Accounts payable and accrued
   expenses..........................            172           7,075              --           7,247
Other assets ........................         (8,953)          5,895              --          (3,058)
Other liabilities ...................            323            (705)             --            (382)
                                           ---------       ---------       ---------       ---------
Net cash (used in) provided by
   operating activities .............        (16,367)          2,600              --         (13,767)
                                           ---------       ---------       ---------       ---------
Cash flows from investing activities:
   Acquisitions .....................             --        (103,741)             --        (103,741)
   Investment in subsidiaries .......       (103,741)             --         103,741              --
   Escrow deposits on pending
      acquisitions ..................         (7,735)             --              --          (7,735)
   Capital expenditures .............             (5)         (1,747)             --          (1,752)
   Other ............................           (348)             --              --            (348)
                                           ---------       ---------       ---------       ---------
Net cash used by investing
   activities .......................       (111,829)       (105,488)        103,741        (113,576)
Cash flows from financing activities:
   Contribution from parent .........             --         103,741        (103,741)             --
   Proceeds from revolving line
      of credit .....................        175,000              --              --         175,000
   Payments on revolving line of
      credit ........................        (75,535)             --              --         (75,535)
   Payments on promissory notes .....             (5)             --              --              (5)
   Proceeds from issuance of
      preferred stock ...............         16,250              --              --          16,250
   Proceeds from issuance of common
      stock .........................         15,135              --              --          15,135
   Payments for debt issuance costs .         (3,208)             --              --          (3,208)
                                           ---------       ---------       ---------       ---------

                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                       ---------------------------------------------------------
                                                             (UNAUDITED)
                                                      GUARANTOR                        TOTAL
                                         PARENT      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ---------     ------------    ------------   ------------
Net cash provided by financing
   activities ...................        127,637         103,741       (103,741)        127,637
                                       ---------       ---------      ---------       ---------
   Increase(decrease) in cash and
      cash equivalents ..........           (559)            853             --             294
   Cash and cash equivalents at
      beginning of period .......      $   1,080       $     493      $      --       $   1,573

   Cash and cash equivalents at
      end of period .............      $     521       $   1,346      $      --       $   1,867

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic loss per share for the three and six months ended June 30, 1999 and 1998. In order to reflect the initial public offerings on July 1, 1998, the weighted average number of shares outstanding for the three month and six month periods ended June 30, 1998 were determined after giving effect to the exchange of the Company's shares by Cumulus Media, LLC in the initial public offerings.

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        JUNE 30                       JUNE 30
                                                  1999           1998           1999           1998
                                                  ----           ----           ----           ----
                                                RESTATED                      RESTATED
Numerator:
   Net loss before extraordinary item ....      $ (2,213)      $ (2,446)      $ (9,338)      $ (5,942)
   Preferred stock dividend ..............        (4,752)        (1,084)        (9,297)        (1,926)
   Accretion of preferred stock discount .            --             --             --             --
   Numerator for basic earnings per
      share - income available for
      common stockholders ................      $ (6,965)      $ (3,530)      $(18,635)      $ (7,868)
                                                --------       --------       --------       --------
Denominator:
   Denominator for basic earnings per
      share - weighted-average
      shares after giving effect to
      initial public offering ............        19,737         12,509         19,737         12,509
                                                --------       --------       --------       --------
   Net loss per common share -
      before extraordinary item ..........      $  (0.35)      $  (0.28)      $   (.94)      $  (0.63)
Extraordinary item .......................            --             --             --          (0.15)
                                                --------       --------       --------       --------
Net loss per common share ................      $  (0.35)      $  (0.28)      $   (.94)      $  (0.78)
                                                ========       ========       ========       ========

         During the twelve months ended December 31, 1998 and the six months ended June 30, 1999, the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At June 30, 1999, there were options issued to purchase the following classes of common stock:

Options to purchase Class A common stock                               1,285,284
Options to purchase Class C common stock                               2,001,380

Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.

9.       COMMITMENTS AND CONTINGENCIES

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

10.      SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three and six months ended June 30, 1999 and 1998.

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30                          JUNE 30
                                           1999             1998             1999             1998
                                         --------         --------         --------         ---------
                                         RESTATED                          RESTATED
                                         --------                          --------
OPERATING DATA:
Net broadcast revenue                    $ 45,846         $ 21,887         $ 77,057         $  34,382
Stations operating expenses
   excluding depreciation &
      amortization                         32,262           16,372           59,038            27,275
Depreciation and amortization               8,785            4,154           16,384             6,901
Corporate expenses                          1,736            1,270            3,410             2,231
Operating income(loss)                      3,063               91           (1,775)           (2,025)
Interest expense (net)                      6,390            2,520           12,271             3,894
Net income (loss) attributable to
   common stock                            (6,965)          (3,530)         (18,635)           (9,705)
OTHER DATA:
Broadcast cash flow (1)                    13,584            5,515           18,019             7,107
Broadcast cash flow margin                   29.6%            25.2%            23.4%             20.7%
   EBITDA
      (before noncash compensation
      expense)(2)                          11,848            4,245           14,609             4,876
   Cash flows related to:
      Operating activities                    N/A              N/A          (13,926)          (13,767)
      Investing activities                    N/A              N/A          (47,662)         (113,576)
      Financing activities                    N/A              N/A           45,789           127,637
   Capital expenditures                       N/A              N/A         $  5,907         $   1,752

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Broadcast Revenue. Net broadcast revenue increased $23.9 million to $45.8 million for the three months ended June 30, 1999 from $21.9 million for the three month period ending June 30, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMAs entered into through June 30, 1999, as well as the sale of incremental advertising time, primarily to local advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the second quarter of 1998 (defined as the 119 stations owned or operated in 20 U.S. markets), net broadcast revenue increased $5.6 million or 25.3% to $27.7 million for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), net broadcast revenue increased $8.2 million to $41.7 million for the three month period ended June 30, 1999 from the pro forma $33.5 million for the three month period ended June 30, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $15.9 million to $32.3 million for the three months ended June 30, 1999 from $16.4 million for the three month period ended June 30, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMAs entered into through June 30, 1999.

Corporate Expenses. As a result of the factors described above, and due to certain personnel additions incurred during the second half of 1998, corporate expenses increased $0.4 million to $1.7 million for the three months ended June 30, 1999 from 1.3 million for the three months ended June 30, 1998.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.6 million to $8.8 million for the three months ended June 30, 1999 from $4.2 million for the period ended June 30, 1998, primarily due to the impact of various acquisitions consummated during fiscal 1998.

Interest Expense (Income). Interest expense, net of interest income, increased from $2.5 million during the three months ended June 30, 1998 to $6.4 million for the three months ended June 30, 1999, primarily due to (i) additional borrowings under the Company's term loan facility to finance acquisitions and
(ii) the issuance of the 10 3/8% Senior Subordinated Notes on July 1, 1998 in connection with the Company's initial public offerings.

Net Income (Loss) Attributable to Common Stockholders. As a result of the factors described above and the accrual of stock dividends on the Company's issued and outstanding preferred stock; the net loss attributable to common stockholders increased $3.5 million to $7.0 million for the three months ended June 30, 1999 from $3.5 million for the three month period ended June 30, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $8.1 million to $13.6 million for the three months ended June 30, 1999 from $5.5 million for the three month period ended June 30, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMAs entered into before June 30, 1999, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 29.6% for the three months ended June 30, 1999 compared with 25.2% during the same period in 1998.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $7.7 million to $11.9 million for the three months ended June 30, 1999 from $4.2 million for the three month period ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Broadcast Revenue. Net broadcast revenue increased $42.8 million to $77.1 million for the six months ended June 30, 1999 from $34.4 million for the six month period ending June 30, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMAs entered into through June 30, 1999, as well as the sale of incremental advertising time, primarily to local advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the second quarter of 1998 (defined as the 119 stations owned or operated in 20 U.S. markets), net broadcast revenue increased $8.5 million or 21.9% to $47.4 million for the six months ended June 30, 1999, compared to $38.9 million for the six months ended June 30, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), net broadcast revenue increased $12.7 million to $72.4 million for the six month period ended June 30, 1999 from the pro forma $59.7 million for the six month period ended June 30, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $31.8 million to $59.0 million for the six months ended June 30, 1999 from $27.3 million for the six month period ended June 30, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMAs entered into through June 30, 1999.

Corporate Expenses. As a result of the factors described above, and due to certain personnel additions incurred during the second half of 1998, corporate expenses increased $1.2 million to $3.4 million for the six months ended June 30, 1999 from $2.2 million for the six months ended June 30, 1998.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $9.5 million to $16.4 million for the six months ended June 30, 1999 from $6.9 million for the period ended June 30, 1998, primarily due to the impact of various acquisitions consummated during fiscal 1998 and the six months ended June 30, 1999.

Interest Expense (Income). Interest expense, net of interest income, increased from $3.9 million during the six months ended June 30, 1998 to $12.3 million for the six months ended June 30, 1999, primarily due to (i) additional borrowings under the Company's term loan facility to finance acquisitions and (ii) the issuance of the 10 3/8% Senior Subordinated Notes on July 1, 1998 in connection with the Company's initial public offerings.

Net Income (Loss) Attributable to Common Stockholders. As a result of the factors described above and the accrual of dividends on the Company's issued and outstanding preferred stock; net loss attributable to common stockholders increased $8.9 million to $18.6 million for the six months ended June 30, 1999 from $9.7 million for the six month period ended June 30, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $10.9 million to $18.0 million for the six months ended June 30, 1999 from $7.1 million for the six month period ended June 30, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMAs entered into before June 30, 1999, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 23.4% for the six months ended June 30, 1999 compared with 20.7% during the same period in 1998.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $9.7 million to $14.6 million for the six months ended June 30, 1999 from $4.9 million for the six month period ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1999, net cash used in operations increased $0.1 million to $13.9 million from net cash used in operations of $13.8 million for the six month period ended June 30, 1998, primarily due to the investment in working capital and other current assets made in connection with acquisitions completed during fiscal 1998.

Net cash used in investing activities decreased $65.9 million to $47.7 million from $113.6 million in the six month period ended June 30, 1998, primarily due to less acquisition activity during the first half of 1999 as compared with the same period in fiscal 1998.

For the six months ended June 30, 1999, net cash provided from financing activities was $45.8 million compared to $127.6 million during the six month period ended June 30, 1998. The level of financing activity during the six month period ended June 30, 1998 was the result of initial borrowings under the Company's credit facility as well as capital contributions from Cumulus Media, LLC, the Company's immediate parent prior to the consummation of the initial public debt and equity offerings. The 1999 financing activity was the result of additional borrowings under the Credit Facility (as defined below).

On July 27, 1999, the Company completed a follow-on public stock offering selling 9,664,000 shares of its Class A Common Stock for $22.919 per share, after underwriter's discounts and commissions. The net proceeds of the offering were approximately $221.5 million. The Company intends to redeem a portion of its Series A preferred stock, repay the principal amount of indebtedness outstanding under the Credit Facility and fund the completion of a portion of the Company's pending acquisitions. In addition, on August 4, 1999, the Company was informed that the underwriters had exercised their option to purchase an additional 1,449,600 shares of Class A Common Stock at $22.919 per share. Exercise of the option will result in an additional $33.2 million in net offering proceeds to the Company.

In connection with the July 1999 public offering, the Company signed a commitment letter with its existing lenders providing for a new credit facility in an aggregate principal amount of $225.0 million. It is anticipated by the Company that the new agreement will consist of an eight-year term loan facility in the amount of $75.0 million, an eight and one-half year term loan facility in the amount of $50.0 million, a revolving credit facility in the amount of $50.0 million that converts to a seven-year term loan 364 days after closing and a seven-year revolving credit facility in the amount of $50.0 million.

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

Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. As of August 13, 1999, the Company did not meet certain of these financial covenant requirements. However, in a letter dated June 30, 1999, the lender waived the covenant requirements.

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

         Corporate financial accounting and information system software.

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

                                    CUMULUS MEDIA INC.

Date: May 25, 2000                  By:      /s/ DANIEL O'DONNELL
                                             ----------------------------------
                                             Daniel O' Donnell
                                             Vice President, Finance
                                             Principal Financial and
                                             Accounting Officer