Form 10-Q/A
period 1999-09-30
CUMULUS MEDIA INC
filed 2000-05-26
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-Q/A

                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the Transition period from         to
                                        -------    -------

                        COMMISSION FILE NUMBER 000-24525

                               CUMULUS MEDIA INC.
             (Exact Name of Registrant as Specified in Its Charter)

                  ILLINOIS                                       36-4159663
      (State or Other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

111 E. KILBOURN AVE., SUITE 2700, MILWAUKEE, WI                   53202
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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CUMULUS MEDIA INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                                   (UNAUDITED)

                                                                                            RESTATED         RESTATED
                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                               1999             1998
                                                                                           -------------    ------------
                                                           Assets

Current assets:
   Cash and cash equivalents............................................................    $    202,149      $     24,885
   Accounts receivable, less allowance for doubtful accounts
      of $2,213 and $895, respectively..................................................          45,790            28,056
   Prepaid expenses and other current assets............................................           8,346             2,808
                                                                                            ------------      ------------
        Total current assets............................................................         256,285            55,749
Property and equipment, net.............................................................          58,551            41,438
Intangible assets, net..................................................................         486,217           404,220
Other assets............................................................................          20,477            16,224
                                                                                            ------------      ------------
        Total assets....................................................................    $    821,530      $    517,631
                                                                                            ============      ============
                                            Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses................................................    $     14,437      $     19,028
   Current portion of long-term debt....................................................              20                20
   Other current liabilities............................................................             875               768
                                                                                            ------------      ------------
        Total current liabilities.......................................................          15,332            19,816
Long-term debt, excluding current portion...............................................         285,232           222,747
Other liabilities.......................................................................           1,934             1,118
Deferred income taxes...................................................................           4,770             9,387
                                                                                            ------------      ------------
        Total liabilities...............................................................         307,268           253,068
                                                                                            ------------      ------------
Series A Cumulative Exchangeable Redeemable Preferred Stock
   due 2009, stated value $1,000 per share, 143,038
   and 129,286 shares issued and outstanding, respectively..............................         147,986           133,741
                                                                                            ------------      ------------
Commitments and contingencies (Note 7)
Stockholders' equity:
   Class A common stock, par value $.01 per share;
      50,000,000 shares authorized; 21,013,283 and 8,700,504 shares.....................             210                87
      outstanding, respectively
   Class B common stock, par value $.01 per share;
      20,000,000 shares authorized; 7,856,593 and 8,660,416 shares......................              79                87
      outstanding, respectively
   Class C common stock, par value $.01 per share;
      30,000,000 shares authorized; 2,151,277 and 2,376,277 shares......................              22                24
      outstanding, respectively
   Additional paid-in-capital...........................................................         386,706           142,211
   Accumulated other comprehensive income...............................................               5                 5
   Accumulated deficit..................................................................         (20,746)          (11,592)
                                                                                            -------------     ------------
        Total stockholders' equity......................................................         366,276           130,822
                                                                                            ------------      ------------
        Total liabilities and stockholders' equity......................................    $    821,530      $    517,631
                                                                                            ============      ============

                 See Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                  (UNAUDITED)

                                                                  RESTATED                           RESTATED
                                                                  --------                           --------
                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30                       SEPTEMBER 30
                                                         --------------------------          -------------------------
                                                         RESTATED          RESTATED          RESTATED         RESTATED
                                                           1999              1998              1999             1998
                                                         --------          --------          --------         --------
Revenues............................................    $   51,293        $   31,495        $  134,812       $   69,432
Less: agency commissions............................        (4,000)           (2,752)          (10,462)          (6,307)
                                                        ----------        ----------        ----------       ----------
        Net revenues................................        47,293            28,743           124,350           63,125
Operating expenses:
   Station operating expenses, excluding
      depreciation and amortization.................        30,900            19,961            89,938           47,236
   Depreciation and amortization....................        10,100             6,075            26,484           12,976
Corporate general and administrative................         1,740             1,664             5,150            3,895
                                                        ----------        ----------        ----------       ----------
Operating expenses..................................        42,740            27,700           121,572           64,107
                                                        ----------        ----------        ----------       ----------
   Operating income (loss)..........................         4,553             1,043             2,778             (982)
                                                        ----------        ----------        ----------       ----------
Nonoperating income (expense):
   Interest expense.................................        (6,870)           (5,500)          (19,362)          (9,749)
   Interest income..................................         1,833             1,434             2,054            1,789
   Other income (expense), net......................           761                --               759               (2)
      Nonoperating expenses, net....................        (4,276)           (4,066)          (16,549)          (7,962)
                                                        ----------        ----------        ----------       ----------
Income (loss) before income taxes...................           277            (3,023)          (13,771)          (8,944)
Income taxes........................................           (93)            3,700             4,617            3,679
Loss before extraordinary item......................           184               677            (9,154)          (5,265)
Extraordinary loss on early
   extinguishment of debt...........................            --                --                --           (1,104)
                                                        ----------        ----------        ----------       ----------
Net loss............................................           184               677            (9,154)          (6,369)
Preferred stock dividend and
   accretion of discount............................         4,948             7,220            14,245            9,146
                                                        ----------        ----------        ----------       ----------
Net loss attributable to common
   stockholders.....................................    $   (4,764)       $   (6,543)       $  (23,399)      $  (15,515)
                                                        ==========        ==========        ==========       ==========
Basic and diluted loss per share....................    $    (0.17)       $    (0.34)       $    (1.05)      $     (.80)
                                                        ----------        ----------        ----------       ----------
Weighted average common shares
   outstanding......................................        27,527            19,467            22,362           19,467
                                                        ==========        ==========        ==========       ==========

                 See Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                  (UNAUDITED)
                                                                                    RESTATED                  RESTATED
                                                                                    --------                  --------
                                                                                   NINE MONTHS               NINE MONTHS
                                                                                      ENDED                     ENDED
                                                                               SEPTEMBER 30, 1999        SEPTEMBER 30, 1998
                                                                               ------------------        ------------------
Cash flows from operating activities:
Net loss..................................................................        $       (9,154)            $      (6,369)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
      Extraordinary loss on early extinguishment of debt..................                    --                     1,104
      Depreciation........................................................                 5,645                     2,187
      Amortization of goodwill, intangible assets and
        other assets......................................................                18,472                     8,645
      Deferred taxes .....................................................                (4,777)                   (3,701)
Changes in assets and liabilities, net of effects of acquisitions:

      Accounts receivable.................................................               (17,826)                  (20,921)
      Prepaid expenses and other current assets...........................                (5,415)                   (3,505)
      Accounts payable and accrued expenses...............................                (4,974)                   18,002
      Other assets........................................................                  (526)                     (152)
      Other liabilities...................................................                  (168)                     (227)
                                                                                  --------------             -------------
        Net cash used in operating activities.............................               (18,723)                   (4,937)
                                                                                  --------------             -------------
Cash flows from investing activities:
      Acquisitions........................................................              (109,872)                 (324,287)
      Escrow deposits on pending acquisitions.............................                (1,090)                   (8,063)
      Capital expenditures................................................               (10,484)                   (3,541)
      Other...............................................................                   234                        36
                                                                                  --------------             -------------
        Net cash used in investing activities.............................              (121,212)                 (335,855)
                                                                                  --------------             -------------
Cash flows from financial activities:
      Proceeds from revolving line of credit..............................               176,950                   175,000
      Proceeds from sale of senior subordinated notes.....................                    --                   160,000
      Payments on revolving line of credit................................              (114,450)                 (155,035)
      Payments on promissory notes........................................                   (15)                      (14)
      Proceeds from issuance of preferred stock...........................                    --                   101,875
      Proceeds from issuance of common stock, net of equity costs.........               258,853                   107,352
      Payments for debt issuance costs....................................                (4,139)                   (9,780)
                                                                                  --------------             -------------
        Net cash provided by financing activities.........................               317,199                   379,398
                                                                                  --------------             -------------
Increase in cash and cash equivalents.....................................               177,264                    38,606
Cash and cash equivalents at beginning of period..........................        $       24,885             $       1,573
Cash and cash equivalents at end of period................................        $      202,149             $      40,179
Non-cash operating and investing activities:
      Trade revenue.......................................................        $        7,260             $       3,922
      Trade expense.......................................................                 7,123                     3,851
      Assets acquired through notes payable...............................                 1,490                     1,515

                 See Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.        RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Operating results for the three and nine month periods ended September 30, 1999 have been restated to reflect the effect of (a) the correction of certain misallocated revenues and expenses and (b) the reversal of the valuation allowance established against deferred taxes during such periods and related recognition of tax benefit.

The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statement of operations for the three and nine month periods ended September 30, 1999:


                                                                             Income
                                                                             (Loss)                      Net loss
For the three                                                                before                     attributable
months ended                       Net        Operating     Operating        income         Income       to common      Loss per
September 30, 1999               Revenues     Expenses      Income           taxes          taxes       stockholders      share
------------------               --------     ---------     ---------        ------         ------      ------------    --------
As previously reported            $48,017      $ 42,591     $  5,426       $   1,150      $   (160)      $  (3,958)     $  (.14)

Restatement associated
     with elimination of
     deferred tax asset
     valuation allowance               --           --            --              --            67              67           --
Restatement for correction
     of certain misallocated
     revenues and expenses

                                     (724)          149         (873)           (873)           --            (873)        (.03)
                                  -------      --------     --------       ---------      --------       ---------      -------
As restated                       $47,293      $ 42,740     $  4,553        $    277      $    (93)      $  (4,764)        (.17)
                                  =======      ========     ========        ========      =========      =========      =======



                                                                             Income
                                                                             (Loss)                      Net loss
For the nine                                                                 before                     attributable
months ended                       Net        Operating     Operating        income         Income       to common      Loss per
September 30, 1999               Revenues     Expenses      Income           taxes          taxes       stockholders      share
------------------               --------     ---------     ---------        ------         ------      ------------    --------
As previously reported           $125,732      $121,469     $  4,263      $ (12,286)      $   (160)      $ (26,691)     $ (1.19)
Restatement associated
     with elimination of
     deferred tax asset
     valuation allowance               --            --           --              --          4,777           4,777          .21
Restatement for correction
     of certain misallocated
     revenues and expenses        (1,382)           103      (1,485)         (1,485)             --         (1,485)       (.07)
                                  -------      --------     --------       ---------      --------       ---------      -------
As restated                      $124,350      $121,572     $  2,778      $ (13,771)       $  4,617      $ (23,399)    $  (1.05)
                                  =======      ========     ========        ========      =========      =========      =======

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

5.       CREDIT FACILITY

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

6.       ACQUISITIONS:

During the nine months ended September 30, 1999, the Company completed 16 acquisitions of radio stations for a total purchase price of $106.0 million plus various other direct acquisition costs.

On September 15, 1999, the Company acquired all of the assets of Broadcast Software International Inc. (BSI), a Eugene, Oregon-based developer of digital audio software, for a total purchase price of $5.4 million in cash and stock. BSI is a software development company specializing in digital audio applications for broadcast radio and television as well as for Internet broadcasters. More than 1500 broadcasters worldwide currently use BSI's core product, the WaveStation(R) digital studio system. WaveStation software allows a PC to store music and advertisements and manage all aspects of radio station audio operations, replacing record, tape and CD players, cart machines and other analog and electro-mechanical devices. In July 1999 the Company announced that it would standardize its radio station group on BSI's products. BSI will operate as a subsidiary of Cumulus with operations remaining in their current Eugene, Oregon headquarters.

Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the consolidated statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

         Current assets..............................    $         161
         Property and equipment......................           12,274
         Intangible assets...........................           99,123
         Current liabilities.........................             (196)
                                                         -------------
                                                         $     111,362
                                                         =============

The unaudited consolidated condensed pro forma results of operations data for the nine months ended September 30, 1999 and 1998, presented as if all acquisitions completed during 1998 and during the first nine months of 1999 occurred at January 1, 1998, follow:

                                                                 RESTATED                             RESTATED
                                                                 --------                             --------
                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      -------------------------------      -------------------------------
                                                      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                          1999              1998               1999              1998
                                                      -------------     -------------      -------------     -------------
Net revenues.......................................    $  49,949         $  44,280          $  137,739        $  121,689
Operating income (loss)............................        4,238              (185)              1,948            (6,821)
Net loss...........................................         (930)             (986)            (12,379)          (21,491)
Net loss attributable to common
   stockholders....................................       (5,878)           (5,934)            (26,624)          (35,736)
Basic and diluted loss per common
   share (in dollars)..............................        (0.21)            (0.30)              (1.19)            (1.84)

The pro forma information above is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of the actual results that would have been achieved had the acquisitions occurred at the beginning of 1998, nor is it indicative of future results of operations.

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

7.       GUARANTOR'S FINANCIAL INFORMATION

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

                                                                                                     (UNAUDITED)
                                                                                              SEPTEMBER 30   DECEMBER 31
                                                                                                  1999           1998
                                                                                              ------------   -----------
Current assets...........................................................................    $     81,248    $    44,861
Noncurrent assets........................................................................         549,016        448,245
Current liabilities......................................................................           8,929          8,370
Noncurrent liabilities...................................................................          47,949         32,396

                                                                                                  NINE MONTHS ENDED
                                                                                             SEPTEMBER        SEPTEMBER
                                                                                               1999             1998
                                                                                             ---------        ---------
Net revenues............................................................................    $    124,350     $   63,125
Operating expenses......................................................................          89,938         59,609
Income before extraordinary item........................................................           9,284          3,490
Net loss................................................................................           9,284          3,490

8.       EARNINGS PER SHARE

The following table sets forth the computation of basic loss per share for the three and nine months ended September 30, 1999 and 1998.

                                                                        RESTATED                       RESTATED
                                                                        --------                       --------
                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30                   SEPTEMBER 30
NUMERATOR:                                                         1999           1998            1999            1998
----------                                                         ----           ----            ----            ----
Net income (loss) before extraordinary item.................  $        184    $       677    $      (9,154)   $     (5,265)
Extraordinary loss on early extinguishment of debt.........             --             --               --          (1,104)
Preferred stock dividend including
   accretion of discount...................................         (4,948)        (7,220)         (14,245)         (9,146)
                                                              ------------    -----------    -------------    ------------
Numerator for basic earnings per share - net
   loss attributable to common
   stockholders............................................   $     (4,764)   $    (6,543)   $     (23,399)   $    (15,515)

DENOMINATOR:

Denominator for basic earnings per share - weighted-
average shares after giving effect to initial public
offering...................................................         27,527         19,467           22,362          19,467
                                                              ------------    -----------    -------------    ------------
Net loss per common share - before
   extraordinary item......................................   $      (0.17)   $     (0.34)   $       (1.05)   $      (0.74)
Extraordinary item.........................................             --             --               --           (0.06)
                                                              ------------    -----------    -------------    ------------
Net loss per common share..................................   $      (0.17)   $     (0.34)   $       (1.05)   $      (0.80)
                                                              ============    ===========    =============    ============

         During the twelve months ended December 31, 1998 and the nine months ended September 30, 1999, the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At September 30, 1999 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock......................................       2,114,309
Options to purchase class C common stock......................................       3,001,380

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

On October 28, 1999, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933 with the Securities and Exchange Commission
(SEC). The Registration Statement registers 4,000,000 shares of the Company's Class A Common Stock, of which 3,000,000 shares are being offered by the Company and 1,000,000 shares are being offered by two of the Company's original shareholders. As of the original filing date of this Quarterly Report on Form 10Q, the Registration Statement on Form S-3 had not been declared effective by the SEC.

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

                                                                  RESTATED                            RESTATED
                                                                  --------                            --------
                                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30                        SEPTEMBER 30
                                                           1999              1998              1999             1998
                                                           ----              ----              ----             ----
OPERATING DATA:
Net broadcast revenue...............................    $   47,293        $   28,743        $  124,350       $   63,125
Station operating expenses
excluding depreciation & amortization...............        30,900            19,961            89,938           47,236
Depreciation and amortization.......................        10,100             6,075            26,484           12,976
Corporate expenses..................................         1,740             1,664             5,150            3,895
   Operating income(loss)...........................         4,553             1,043             2,778             (982)
Interest expense (net)..............................         5,037             4,066            17,308            7,960
Net loss attributable to
   common stock.....................................        (4,764)           (6,543)          (23,399)         (15,515)
OTHER DATA:
Broadcast cash flow.................................        16,393             8,782            34,412           15,889
Broadcast cash flow margin..........................         34.7%              30.6%            27.7%            25.2%
   EBITDA

      (before noncash compensation expense).........        14,653             7,118            29,262           11,994
   Cash flows related to:
      Operating activities..........................           N/A               N/A           (18,723)          (4,937)
      Investing activities..........................           N/A               N/A          (121,212)        (335,855)
      Financing activities..........................           N/A               N/A           317,199          379,398
   Capital expenditures, excluding assets
      acquired through station acquisitions.........           N/A               N/A           (10,484)          (3,541)

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1998

Net Broadcast Revenue. Net broadcast revenue increased $18.6 million or 64.7% to $47.3 million for the three months ended September 30, 1999 from $28.7 million for the three month period ending September 30, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMAs entered into through September 30, 1999, as well as the sale of incremental advertising time, primarily to local and national advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the third quarter of 1998 (defined as the 127 stations owned or operated in 22 U.S. markets), net broadcast revenue increased $5.1 million or 20.5% to $30 million for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), net broadcast revenue increased $7.6 million or 22.2% to $41.8 million for the three month period ended September 30, 1999 from the pro forma $34.2 million for the three month period ended September 30, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of station acquisitions and investments made by the Company in its infrastructure, station operating expenses, excluding depreciation and amortization, increased $11.0 million or 54.8% to $30.9 million for the three months ended September 30, 1999 from $20.0 million for the three month period ended September 30, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMAs entered into through September 30, 1999.

Corporate Expenses. Consistent with the same period in the prior year, corporate expenses totaled $1.7 million for the three months ended September 30, 1999.

Depreciation and Amortization Expense. Depreciation and amortization increased $4.1 million or 67.2% to $10.1 million for the three months ended September 30, 1999 from $6.1 million for the period ended September 30, 1998, primarily due to the impact of various acquisitions consummated during fiscal 1998 and fees paid in connection with certain LMA agreements in effect in the quarter ended September 30, 1999.

Interest Expense (Income). Interest expense, net of interest income, increased from $4.1 million during the three months ended September 30, 1998 to $5.0 million for the three months ended September 30, 1999, primarily due to additional borrowings under the Company's term loan facility which were used to finance acquisitions.

Net Income (Loss) Attributable to Common Stock. As a result of the increased revenues resulting from improved station performance at the stations owned and operated and net of the accrual of dividends on the Company's issued and outstanding preferred stock, the net loss attributable to common stock was $4.8 million for the three months ended September 30, 1999, compared to $6.5 million for the three month period ended September 30, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $7.6 million or 86.4% to $16.4 million for the three months ended September 30, 1999 from $8.8 million for the three month period ended September 30, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMAs entered into subsequent to September 30, 1998, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 34.7% for the three months ended September 30, 1999 compared with 30.6% during the same period in 1998.

For the markets where the Company has operated stations since the third quarter of 1998 (defined as the 127 stations owned or operated in 22 U.S. markets), broadcast cash flow was $10.3 million, up 39.2% from $7.4 million during the quarter ended September 30, 1998. Broadcast cash flow margins increased to 34.4% in 1999 compared to 29.9% for the quarter ended September 30, 1998.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), broadcast cash flow was $15.0 million, up 54.5% from $9.7 million for the nine months ended September 30, 1998. Broadcast cash flow margins increased to 35.9% in 1999 compared to 28.4% in the third quarter 1998.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $7.6 million to $14.7 million for the three months ended September 30, 1999 from $7.1 million for the three month period ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1998

Net Broadcast Revenue. Net broadcast revenue increased $61.3 million or 97.2% to $124.4 million for the nine months ended September 30, 1999 from $63.1 million for the nine month period ending September 30, 1998. This increase was primarily attributable to the acquisition of radio stations and revenue generated from LMAs entered into through September 30, 1999, as well as the sale of incremental advertising time, primarily to local advertisers for the stations owned or operated.

For the markets where the Company has operated stations since the third quarter of 1998 (defined as the 127 stations owned or operated in 22 U.S. markets), net revenue increased $14.1 million or 21.0% to $81.2 million for the nine months ended September 30, 1999, compared to $67.1 million for the prior year's nine months ended September 30, 1998. This increase was primarily attributable to growth in the sale of commercial time to local and national advertisers.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), net revenue increased $20.3 million or 21.6% to $114.2 million for the nine month period ended September 30, 1999 from the pro forma $93.9 million for the nine month period ended September 30, 1998.

Station Operating Expenses excluding Depreciation & Amortization. As a result of the factors described above, station operating expenses, excluding depreciation and amortization, increased $42.8 million or 90.6% to $90.0 million for the nine months ended September 30, 1999 from $47.2 million for the nine month period ended September 30, 1998. The increase was attributable to the station operating expenses of the acquired stations and the LMAs entered into through September 30, 1999.

Corporate Expenses. As a result of the continued acquisition activity and increases in corporate personnel, corporate expenses increased $1.3 million to $5.2 million for the nine months ended September 30, 1999 from $3.9 million for the nine months ended September 30, 1998.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $13.5 million to $26.5 million for the nine months ended September 30, 1999 from $13.0 million for the period ended September 30, 1998, primarily due to the impact of various acquisitions consummated during fiscal 1998 and the nine months ended September 30, 1999.

Interest Expense (Income). Interest expense, net of interest income, increased from $7.9 million during the nine months ended September 30, 1998 to $17.3 million for the nine months ended September 30, 1999, primarily due to (i) additional borrowings under the Company's term loan facility to finance acquisitions and (ii) interest incurred on the 10 3/8% Senior Subordinated Notes issued on July 1, 1998 in connection with the Company's initial public offering.

Net Income (Loss) Attributable to Common Stockholders. As a result of the factors described above and the accrual of stock dividends on the Company's issued and outstanding preferred stock, net loss attributable to common stockholders increased $7.9 million to $23.4 million for the nine months ended September 30, 1999 from $15.5 million for the nine month period ended September 30, 1998.

Broadcast Cash Flow. Broadcast cash flow increased $18.5 million or 116.4% to $34.4 million for the nine months ended September 30, 1999 from $15.9 million for the nine month period ended September 30, 1998. The increase was primarily due to acquisitions of radio stations and cash flow generated from LMAs entered into before September 30, 1999, as well as net overall operational improvements realized by the Company. The broadcast cash flow margin was 27.7% for the nine months ended September 30, 1999 compared with 25.2% during the same period in 1998.

For the markets where the Company has operated stations since the third quarter of 1998 (defined as the 127 stations owned or operated in 22 U.S. markets), broadcast cash flow was $23.9 million, up 60.5% from $14.9 million during the nine months ended September 30, 1998. Broadcast cash flow margins increased to 29.8% in 1999 compared to 22.2% in 1998.

For the markets where the Company has operated stations since January 1, 1999 (defined as 195 stations in 36 U.S. markets), broadcast cash flow was $32.0 million, up 48.15% from $21.6 million for the nine months ended September 30, 1998. Broadcast cash flow margins increased to 29.1% in 1999 compared to 23.0% in 1998.

EBITDA (before noncash compensation expense). As a result of the factors described above, EBITDA increased $17.3 million or 144.2% to $29.3 million for the nine months ended September 30, 1999 from $12.0 million for the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, net cash used in operations increased $13.8 million to $18.7 million from net cash used in operations of $4.9 million for the nine month period ended September 30, 1998, primarily due to completed acquisitions and LMA agreements entered into during the periods and their effects on operating income and working capital requirements.

Net cash used in investing activities decreased $214.7 million to $121.2 million from $335.9 million in the nine month period ended September 30, 1998, primarily due to decreased acquisition activity during 1999 as compared with the same period in fiscal 1998.

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

On August 31, 1999, the Company's existing credit facility (the "Credit Facility") was amended and restated to provide for aggregate principal commitments of $225 million. The amended facility consists of an 8 year term loan facility of $75 million, an 8 1/2 year term loan facility due February 28, 2008 of $50 million, a 7 year revolving credit commitment of $50 million and a 7 year revolving credit facility of $50 million that converts to a 7 year term loan, at the option of the Company, 364 days from closing. Under the terms of the facility, the Company drew down $125 million of term facility, a portion of which was used to satisfy the principal amount of indebtedness on its existing credit facility.

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

On October 1, 1999, the Company used $51.3 million of the proceeds of the July 27, 1999 offering to redeem 43,750 shares of its Series A preferred stock plus accrued and unpaid dividends, in addition to satisfying a redemption premium. The Company intends to fund the completion of its pending acquisitions with the remaining proceeds of the offering and, as necessary, borrowings under its credit facility.

The Company has also entered into various agreements to acquire 50 stations in 22 markets for an aggregate purchase price of approximately $144.6 million.

Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. As of November 12, 1999 this Quarterly Report on Form 10-Q, the Company was in compliance with all financial covenant requirements.

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

The 8 year term loan borrowing is repayable in quarterly installments beginning in December 2001. The scheduled annual principal repayment of the 8 year term loan is $0.2 million in year 2001, $0.8 million in each of the years 2002 through 2005, $18.4 million in 2006 and $53.4 million in 2007. The 8 1/2 year term loan borrowing is repayable in two consecutive quarterly installments of $25 million in November 2007 and February 2008. The scheduled annual reduction in availability under the 7 year revolving credit loans is 1.25% in 2001, 5.0% in 2002, 6.25% in 2003, 12.5% in 2004, 30.0% in 2005 and 45% in 2006. For any 7
year revolving credit loans converted to term loans, borrowings are repayable in quarterly installments beginning in December 2001. The scheduled annual amortization of the converted term loans is 2.5% of the outstanding principal during 2001, 10.0% in 2002, 11.25% in 2003, 15% in 2004, 23.75% in 2005 and
37.5% in 2006.

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

                                            CUMULUS MEDIA INC.

Date: May 25, 2000                          By:  /s/ Daniel O' Donnell
                                                 -------------------------------
                                                 Daniel O'Donnell
                                                 Vice President, Finance
                                                 Principal Financial and
                                                 Accounting Officer