Form 10-K405/A
period 1999-12-31
CUMULUS MEDIA INC
filed 2000-05-30
CIK 1058623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of May, 2000.

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

                SIGNATURE                                        TITLE                          DATE
                ---------                                        -----                          ----
          /s/ RICHARD W. WEENING                Executive Chairman and Treasurer, and       May 26, 2000
------------------------------------------      Director (Principal Executive Officer)
            Richard W. Weening
         /s/ LEWIS W. DICKEY, JR.               Executive Vice Chairman and Director        May 26, 2000
------------------------------------------
           Lewis W. Dickey, Jr.
           /s/ DANIEL O'DONNELL                 Vice President, Finance                     May 26, 2000
------------------------------------------      (Principal Financial Officer)
             Daniel O'Donnell
       /s/ ROBERT H. SHERIDAN, III              Director                                    May 26, 2000
------------------------------------------
         Robert H. Sheridan, III
           /s/ ERIC P. ROBISON                  Director                                    May 26, 2000
------------------------------------------
             Eric P. Robison
           /s/ RALPH E. EVERETT                 Director                                    May 26, 2000
------------------------------------------
             Ralph E. Everett

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS OF CUMULUS MEDIA INC.

     In our opinion, the consolidated financial statements listed in the index on page F-1, after the restatement described in Note 1, present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1999 and 1998 and for the period from inception (May 22, 1997) through December 31, 1997 in conformity accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, Cumulus Media Inc. has restated previously issued consolidated financial statements to change its accounting for deferred taxes.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
April 13, 2000

                               CUMULUS MEDIA INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                               RESTATED
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
                                                                ========       ========

          See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                            FROM THE PERIOD
                                                                          RESTATED         FROM INCEPTION ON
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

          See Accompanying Notes to Consolidated Financial Statements

                              CUMULUS MEDIA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                             CLASS A              CLASS B              CLASS C
                                     COMMON STOCK         COMMON STOCK          COMMON STOCK        COMMON STOCK
                                   -----------------   -------------------   ------------------   -----------------   ADDITIONAL
                                   NUMBER OF    PAR     NUMBER OF     PAR    NUMBER OF     PAR    NUMBER OF    PAR     PAID-IN
                                    SHARES     VALUE     SHARES      VALUE     SHARES     VALUE    SHARES     VALUE    CAPITAL
                                   ---------   -----    ---------    -----   ---------    -----   ---------   -----   ----------
Issuance of common stock.........    1,000      --              --   $ --            --   $ --           --    $--     $ 52,748
Comprehensive income (cumulative
  translation adjustment)........       --      --              --     --            --     --           --     --           --
Preferred and common stock
  offering costs.................       --      --              --     --            --     --           --     --         (614)
Preferred stock dividend and
  acretion of discount...........       --      --              --     --            --     --           --     --         (274)
Non-cash stock compensation......       --      --              --     --            --     --           --     --        1,689
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Balance at December 31, 1997.....    1,000      --              --   $ --            --   $ --           --    $--     $ 53,549
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========
Capital contribution.............       --      --              --     --            --     --           --     --       15,211
Preferred stock dividend and
  accretion of discount..........       --      --              --     --            --     --           --     --      (13,591)
Reorganization concurrent with
  IPO............................   (1,000)     --       1,346,932     14            --     --           --     --           --
Proceeds from IPO................       --      --       7,228,572     72     8,785,416     88    2,376,277     24      101,003
Preferred and common stock
  offering costs.................       --      --              --     --            --     --           --     --      (13,961)
Share exchange...................       --      --         125,000      1      (125,000)    (1)          --     --           --
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Restated balance at December 31,
  1998...........................       --      --       8,700,504   $ 87     8,660,416   $ 87    2,376,277    $24     $142,211
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========
Capital contribution.............       --      --          27,580     --            --                  --     --          384
Preferred stock dividend.........       --      --              --     --            --     --           --     --      (17,776)
Proceeds from follow-on
  offerings......................       --      --      14,915,600    149            --     --           --     --      416,244
Common stock offering costs......       --      --              --     --            --     --           --     --      (23,337)
Redemption of preferred stock....                                      --            --     --           --     --       (6,014)
Stock issued for acquisition.....       --      --         152,636      2            --     --           --     --        4,864
Share exchange...................       --      --       2,256,073     23    (2,031,073)   (21)    (225,000)    (3)          --
Other comprehensive income.......       --      --              --     --            --     --           --     --           --
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Balance at December 31, 1999.....       --      --      26,052,393   $261     6,629,343   $ 66    2,151,277    $21     $516,576
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========


                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                      INCOME         DEFICIT         LOSS
                                   -------------   -----------   -------------
Issuance of common stock.........       $--         $     --       $     --
Comprehensive income (cumulative
  translation adjustment)........         5               --              5
Preferred and common stock
  offering costs.................        --               --             --
Preferred stock dividend and
  acretion of discount...........        --               --             --
Non-cash stock compensation......        --               --             --
Net loss.........................        --           (3,578)        (3,578)
                                        ---         --------       --------
Balance at December 31, 1997.....       $ 5         $ (3,578)      $ (3,573)
                                        ===         ========       ========
Capital contribution.............        --               --             --
Preferred stock dividend and
  accretion of discount..........        --               --             --
Reorganization concurrent with
  IPO............................        --               --             --
Proceeds from IPO................        --               --             --
Preferred and common stock
  offering costs.................        --               --             --
Share exchange...................        --               --             --
Net loss.........................        --           (8,014)        (8,014)
                                        ---         --------       --------
Restated balance at December 31,
  1998...........................       $ 5         $(11,592)      $ (8,014)
                                        ===         ========       ========
Capital contribution.............        --               --             --
Preferred stock dividend.........        --               --             --
Proceeds from follow-on
  offerings......................        --               --             --
Common stock offering costs......        --               --             --
Redemption of preferred stock....        --               --             --
Stock issued for acquisition.....        --               --             --
Share exchange...................        --               --             --
Other comprehensive income.......        (5)              --             (5)
Net loss.........................        --          (13,622)       (13,622)
                                        ---         --------       --------
Balance at December 31, 1999.....       $--         $(25,214)      $(13,627)
                                        ===         ========       ========

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            FOR THE PERIOD
                                                                          RESTATED         FROM INCEPTION ON
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