Form 10-Q
period 2000-06-30
CUMULUS MEDIA INC
filed 2000-08-14
CIK 1058623

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. For the Transition period from _________ to _________.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 31, 2000, the registrant had outstanding 35,165,596 shares of common stock consisting of (i) 28,378,976 shares of Class A Common Stock;
(ii) 4,479,343 shares of Class B Common Stock; and (iii) 2,307,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements.

                 Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

                 Consolidated Statements of Operations for the Three and Six Months Ended  June 30, 2000 and 1999

                 Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999

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

Exhibit Index


                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
(UNAUDITED)

                                                                                          JUNE 30,           DECEMBER 31,
                                                                                            2000                 1999


ASSETS
Current assets:
   Cash and cash equivalents......................................................   $         73,710    $      219,581
      Accounts receivable, less allowance for doubtful accounts
      of $5,150 and $3,118 respectively...........................................             61,444            53,521
   Prepaid expenses and other current assets......................................              8,507             8,351
                                                                                     ----------------    --------------
        Total current assets......................................................            143,661           281,453
Property and equipment, net.......................................................             78,453            66,963
Intangible assets, net............................................................            598,355           530,052
Other assets......................................................................             74,762            39,688
                                                                                     ----------------    --------------
         Total assets.............................................................   $        895,231    $      918,156
                                                                                     ================    ==============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses..........................................   $         26,877    $       26,540
   Current portion of long-term debt..............................................                 20                20
   Other current liabilities......................................................                958             1,010
                                                                                     ----------------    --------------
        Total current liabilities.................................................             27,855            27,570
Long-term debt....................................................................            285,217           285,227
Other liabilities.................................................................              1,823             1,977
Deferred income taxes.............................................................             13,223             8,940
                                                                                     ----------------    --------------
        Total liabilities.........................................................            328,118           323,714
                                                                                     ----------------    --------------
Series A Cumulative Exchangeable Redeemable Preferred Stock
   due 2009, stated value $1,000 per share, 102,702 and 102,702 shares
   issued and outstanding, respectively...........................................            109,905           102,732
                                                                                     ----------------    --------------
      Commitments and contingencies (Note 7)
Stockholders' equity:
   Class A common stock, par value $.01 per share; 50,000,000
      shares authorized; 28,378,976 and 26,052,393 shares issued and outstanding..                284               261
   Class B common stock, par value $.01 per share; 20,000,000
      shares authorized; 4,479,343 and 6,629,343 shares issued and outstanding....                 45                66
   Class C common stock, par value $.01 per share; 30,000,000
      shares authorized; 2,307,277 and 2,151,277 shares issued and outstanding....                 23                21
   Additional paid-in-capital.....................................................            522,153           516,576
    Loan to officers..............................................................             (9,984)                -
   Accumulated deficit............................................................            (55,313)          (25,214)
                                                                                     -----------------   ---------------
        Total stockholders' equity................................................            457,208           491,710
                                                                                     ----------------    --------------
        Total liabilities and stockholders' equity................................   $        895,231    $      918,156
                                                                                     ================    ==============


           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
(UNAUDITED)



                                                                 THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                                     ENDED             ENDED            ENDED             ENDED
                                                                 JUNE 30, 2000     JUNE 30, 1999    JUNE 30, 2000     JUNE 30, 1999

Revenue ..................................................       $  68,095        $  49,775        $ 119,950        $  83,519
Less: agency commissions: ................................          (5,468)          (3,929)          (9,606)          (6,462)
                                                                 ---------        ---------        ---------        ---------
Net revenues .............................................          62,627           45,846          110,344           77,057
Operating expenses:
Station operating expenses, excluding depreciation and
   amortization (including provision for doubtful accounts
   of $1,190, $511, $2,169 and $861 respectively) ........          46,186           32,262           88,489           59,038
Depreciation and amortization ............................          10,408            7,688           20,304           14,733
LMA fees .................................................           1,663            1,097            2,842            1,651
Corporate general and administrative .....................           4,014            1,736            8,698            3,410
Restructuring and other charges ..........................           9,296               --            9,296               --
                                                                 ---------        ---------        ---------        ---------
Operating expenses .......................................          71,567           42,783          129,629           78,832
                                                                 ---------        ---------        ---------        ---------
Operating income (loss) ..................................          (8,940)           3,063          (19,285)          (1,775)
                                                                 ---------        ---------        ---------        ---------
Nonoperating income (expense):
     Interest expense ....................................          (7,779)          (6,472)         (15,415)         (12,492)
     Interest income......................................           2,521               82            4,613              221
     Other income (expense), net .........................             (13)              (2)             (12)              (2)
                                                                 ---------        ---------        ---------        ---------
Nonoperating expenses, net ...............................          (5,271)          (6,392)         (10,814)         (12,273)
                                                                 ---------        ---------        ---------        ---------
Loss before income taxes .................................         (14,211)          (3,329)         (30,099)         (14,048)
Income tax expense .......................................              --            1,116               --            4,710
                                                                 ---------        ---------        ---------        ---------
Net loss .................................................         (14,211)          (2,213)         (30,099)          (9,338)
Preferred stock dividend and accretion of discount .......           3,642            4,752            7,173            9,297
                                                                 ---------        ---------        ---------        ---------
Net loss attributable to common stockholders .............       $ (17,853)       $  (6,965)       $ (37,272)       $ (18,635)
                                                                 =========        =========        =========        =========
Basic and diluted loss per share .........................       $    (.51)       $    (.35)       $   (1.06)       $    (.94)
                                                                 ---------        ---------        ---------        ---------
Weighted average common shares outstanding ...............          35,166           19,737           35,111           19,737
                                                                 =========        =========        =========        =========



           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                                                                                    SIX MONTHS          SIX MONTHS
                                                                                       ENDED               ENDED
                                                                                   JUNE 30, 2000       JUNE 30, 1999

Cash flows from operating activities:
Net loss ......................................................................       $ (30,099)       $  (9,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation ............................................................           6,250            3,475
      Amortization of goodwill, intangible assets and other assets ............          14,924           11,817
      Provision for doubtful accounts .........................................           2,169              861
      Deferred Taxes ..........................................................              --           (4,710)
      Non-cash restructuring charges ..........................................           9,296               --
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable ........................................................          (9,987)         (13,136)
   Prepaid expenses and other current assets ..................................             203           (2,953)
   Accounts payable and accrued expenses ......................................          (1,674)             965
   Other assets ...............................................................          (2,629)            (733)
   Other liabilities ..........................................................            (261)            (174)
                                                                                      ---------        ---------
      Net cash used in operating activities ...................................         (11,808)         (13,926)
                                                                                      ---------        ---------
Cash flows from investing activities:
   Acquisitions ...............................................................         (34,561)         (41,933)
   Escrow deposits on pending acquisitions ....................................         (86,160)             180
   Capital expenditures .......................................................          (7,431)          (5,907)
   Other ......................................................................          (2,313)              (2)
                                                                                      ---------        ---------
        Net cash used in investing activities .................................        (130,465)         (47,662)
                                                                                      ---------        ---------
Cash flows from financing activities:
   Proceeds from revolving line of credit .....................................              --           45,800
   Payments on promissory notes ...............................................             (10)             (11)
     Payment of dividend on Series A Preferred Stock ..........................          (3,530)              --
   Payments for debt issuance costs ...........................................             (57)              --
                                                                                      ---------        ---------
      Net cash provided by (used in) financing activities .....................          (3,597)          45,789
                                                                                      ---------        ---------
(Decrease) increase in cash and cash  equivalents..............................        (145,871)         (15,799)
Cash and cash equivalents at beginning  of period .............................       $ 219,581        $  24,885
Cash and cash equivalents at end of period ....................................       $  73,710        $   9,086
Non-cash operating and financing activities:
   Trade revenue ..............................................................       $   3,402        $   4,717
   Trade expense ..............................................................           3,376            4,724
   Assets acquired through notes payable ......................................             129            1,490



           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL DATA

The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2000.

On May 5, 2000 the board of directors of Cumulus Media Inc. (the "Registrant") approved the engagement of KPMG LLP as its new independent accountants for the fiscal year ending December 31, 2000. On May 8, 2000 the Company filed a Current Report on Form 8-K disclosing the engagement of KPMG as independent accountants of the Registrant.



2. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies certain existing accounting principles for the recognition and classification of revenue in financial statements. The new rules are expected to result in some changes as to how the broadcast industry reports revenues earned under barter agreements, but is not expected to result in any changes to the net income. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of 2000 with earlier application encouraged. As the Company will be required to adopt SAB 101 by the end of 2000, it is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements.



3. ACQUISITIONS:

During the quarter ended June 30, 2000, the Company completed 8 acquisitions of radio stations for a total purchase price of $57.4 million plus various other direct acquisition costs.

Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.


Property and equipment....................................   $      7,481
Intangible assets.........................................         54,224
Current liabilities.......................................         (4,284)
                                                             ------------
                                                             $     57,421
                                                             ============

         The unaudited consolidated condensed pro forma results of operations data for the six months ended June 30, 2000 and 1999, as if all acquisitions completed during 1999 and during the first and second quarter of 2000 occurred at January 1, 1999, follow:


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            JUNE 30,      JUNE 30,       JUNE 30,       JUNE 30,
                                                             2000           1999           2000           1999
                                                          ---------      ---------      ---------      ---------

Net revenues                                              $  69,141      $  69,711      $ 125,900      $ 123,295
Operating loss                                            $   1,488      $   4,895      $  (6,062)     $     222
Net loss                                                  $  (3,783)     $    (376)     $ (16,876)     $ (10,592)
Net loss attributable to common stockholders              $  (7,425)     $  (4,018)     $ (24,049)     $ (17,765)
                                                          =========      =========      =========      =========
Basic and diluted loss per common share (in dollars)      $   (0.21)     $   (0.11)     $   (0.68)     $   (0.51)
                                                          =========      =========      =========      =========


         Escrow funds of approximately $57.3 million paid by the Company in connection with pending acquisitions as of June 30, 2000 have been classified as other assets at June 30, 2000 in the accompanying consolidated balance sheet.

         At June 30, 2000 the Company operated 70 stations under local marketing agreements ("LMA"). The statement of operations for the quarter and the six months ended June 30, 2000 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through June 30, 2000.

4.       RESTRUCTURING CHARGE

         During June 2000 the Company implemented two separate Board-approved restructuring programs. These restructuring programs were designed to improve the Company's competitive position as well as to enhance the Company's allocation of resources.

         These June 2000 restructuring programs were implemented to (i) focus the Company's operations on its core business, radio broadcasting, by terminating several Internet service pilot projects and Internet infrastructure development projects, and (ii) make the Company's corporate infrastructure more efficient and responsive to our markets by relocating, effective October 1, 2000, all corporate services currently conducted in Milwaukee, WI and Chicago, IL to Atlanta, GA.

         The June, 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company's corporate administrative organization and employees in Atlanta. The programs included severance and related costs, and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

         These restructuring programs also resulted in the write-off of capitalized assets associated with Internet Service proprietary software and systems infrastructure, and severance and related costs for corporate positions in Milwaukee and Chicago as well as costs for vacating the leased facilities in Milwaukee and Chicago.

         The reduction in work force primarily affected employees in Milwaukee and Chicago. Total costs incurred as a result of the restructuring were $9.3 million, which include severance and related charges associated with the reduction in force and charges related to vacating leased facilities. As of August 11, 1999, $5.2 million remains accrued and is expected to be paid by the end of fiscal 2003.

         The following table depicts the amounts associated with and activity related to the June 2000 restructuring programs through August 11, 2000:



--------------------------------------------- --------------- ---------------------- ------------------ ---------------------
                                               RESTRUCTURE      ASSET WRITE-OFFS       PAID THROUGH      UNPAID BALANCE
--------------------------------------------- --------------- ---------------------- ------------------ ---------------------



                                                                                         AS OF           AS OF
EXPENSE CATEGORY                                      CHARGE      THROUGH AUGUST 11,   AUGUST 11,       AUGUST 11,
                                                                        2000             2000             2000
---------------------------------------------       ----------       ----------       ----------       ----------
Employee Severance and Related
Costs                                               $  978,365       $        0       $        0       $  978,365
---------------------------------------------       ----------       ----------       ----------       ----------
Lease Termination Costs                             $2,557,041       $        0       $        0       $2,557,041
---------------------------------------------       ----------       ----------       ----------       ----------
Impaired Leasehold Improvements at Vacated
Facilities                                          $  429,654       $        0       $        0       $  429,654
---------------------------------------------       ==========       ==========       ==========       ==========
Office Relocation Subtotal                          $3,965,060       $        0       $        0       $3,965,060
---------------------------------------------       ----------       ----------       ----------       ----------

---------------------------------------------       ----------       ----------       ----------       ----------
Internet Asset Write-off                            $4,849,023       $4,099,988       $        0       $  749,035
---------------------------------------------       ----------       ----------       ----------       ----------
Internet Lease Termination Costs
                                                    $  481,521       $        0       $        0       $  481,521
---------------------------------------------       ==========       ==========       ==========       ==========
Internet Services Subtotal                          $5,330,544       $4,099,988       $        0       $1,230,556
---------------------------------------------       ----------       ----------       ----------       ----------
Restructure Charge Totals                           $9,295,604       $4,099,988       $        0       $5,195,616
---------------------------------------------       ----------       ----------       ----------       ----------



         Employee severance and retention costs include involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for Milwaukee and Chicago employees. The reduction in the corporate work force consisted of 1 executive position, 6 employees from the engineering and facilities functions, 5 employees from the information technology functions, 3 employees from the legal function, 7 employees from the finance and accounting functions, 2 employees from the human resource function, 7 employees from various administrative functions, 3 employees from the wireless services function, and 6 Internet Services employees. The decision was made to relocate or outsource a majority of these functions to make the Company's corporate infrastructure more efficient and responsive to our markets by relocating all corporate services to Atlanta.

         Lease termination costs of $2.6 million represent remaining lease obligations related to the Milwaukee and Chicago corporate offices. Impairment of leasehold improvements at vacated facilities represent charges for the write-down of the net book value of equipment and improvements specifically identified under the restructuring program as assets held for disposal. These assets were written down in accordance with the provisions of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         Internet Asset write-off charges of $4.8 million represent the write-down of the net book value of proprietary software costs, hardware and other equipment costs, and systems infrastructure improvements capitalized in connection with the business conducted within Cumulus Internet Services through June 30, 2000. In connection with the Board's decision to terminate all business activity related to these Internet service pilot projects and Internet infrastructure development projects identified under the restructuring programs, these assets were written-off in accordance with the nature of the assets, and the provisions of FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

         Internet lease termination charges of $0.5 million represent remaining lease obligations related to the portion of the Milwaukee corporate offices that were allocated to Cumulus Internet Services.

         As of August 11, 2000, approximately $5.2 million in accrued restructuring costs remain related to the Company's June, 2000 restructuring programs. This balance is comprised of $1.0 million in employee severance and retention charges, $2.6 million in lease termination costs, $0.4 million in impaired leasehold improvement charges, $0.7 million related to amounts owed for software development and asset acquisitions related to capitalized Internet system and infrastructure assets, and $0.5 in Internet lease termination charges. The remaining portion of the unpaid balance is expected to be paid by the end of 2000, except for the Company's lease obligations at the vacated facilities in Milwaukee and Chicago. Lease obligations will be paid by the end of 2003.

5. GUARANTOR'S FINANCIAL INFORMATION

         Certain of the Company's direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) provide full and unconditional guarantees for the Company's senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

         The following tables provide consolidated condensed financial information pertaining to the Company's subsidiary guarantors. The Company has not presented separate financial statements for the subsidiary guarantors and non-guarantors because management does not believe that such information is material to investors.


                                               June 30,        December 31,
                                                  2000             1999
                                                  ----             ----

 Current assets...........................     $110,066           $91,509
 Noncurrent  assets.......................      689,047           597,938
 Current liabilities......................       11,268            12,135
 Noncurrent liabilities...................       82,703            61,048



                                                         Three Months Ended                 Six Months Ended
                                                  June 30, 2000    June 30, 1999     June 30, 2000    June 30, 1999
                                                  -------------    -------------     -------------    -------------
Net revenue...................................          $58,649          $45,846          $103,214          $77,057
Operating Expenses............................           41,227           32,262            80,107           59,038
Income before extraordinary item..............            5,721            4,947               575            1,919
Net income....................................            5,721            4,947               575            1,919


6. EARNINGS PER SHARE

         The following table sets forth the computation of basic loss per share for the three and six month periods ended June 30, 2000 and 1999.


                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          ------------------                   ----------------
                                                       JUNE 30,         JUNE 30,             JUNE 30,         JUNE 30,
                                                         2000             1999                 2000             1999
                                                         ----            ------                ----             ----

Numerator:
   Net loss                                            (14,211)           (2,446)             (30,099)          (9,338)
   Preferred stock dividend                             (3,642)           (4,752)              (7,173)          (9,297)

   Numerator for basic earnings per share - income     (17,853)           (6,965)             (37,272)         (18,635)
      available for common stockholders               --------          --------             --------        ---------


Denominator:
   Denominator for basic earnings per
      share - weighted-average shares                   35,166            19,737               35,111           19,737
                                                      --------          --------             --------         --------
   Net loss per common share                             (0.51)            (0.35)               (1.06)           (0.94)
                                                      --------          --------             --------         --------


         During fiscal 1998 and 1999 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At June 30, 2000 there were options issued to purchase the following classes of common stock:


Options to purchase class A common stock............................. 2,114,309
Options to purchase class C common stock............................. 3,001,380



Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive.

7. COMMITMENTS AND CONTINGENCIES

As of June 30, 2000 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company can not consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand, the proceeds of our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company can not consummate these acquisitions because of breach of contract, the Company may be liable for approximately $97.3 million in purchase price.

In the first and second quarter of 2000, eleven separate civil actions were filed in United States District Court for the Eastern District of Wisconsin, alleging that the Company and certain present and former directors and officers violated various provisions of the Securities and Exchange Act of 1934 and the Securities Act of 1933, and various rules and regulations under those statutes. The actions are based on the Company's decision to restate its financial statements for the first three quarters of fiscal year 1999. The plaintiffs seek significant damages on their own behalf and on behalf of certain classes of shareholders of the Company. It is possible that additional claims may be filed against the Company in connection with these events, although ultimately all similar claims likely will be consolidated into one proceeding. Although the Company has certain defenses it may assert in these proceedings, we cannot predict how the plaintiffs' claims will ultimately be resolved. The Company ultimately may be required to pay significant damages either as a result of a judgement or a negotiated settlement, including damages which would be covered by insurance. Such damages could have a material effect on the Company's financial position, results of operations or cash flows.

The Company is also a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.


8. SUBSEQUENT EVENTS

Subsequent to June 30, 2000 the Company completed acquisitions of a total of 3 radio stations located in 3 separate markets for an aggregate purchase price of approximately $2.3 million. These transactions will be accounted for by the purchase method of accounting. The Company intends to execute a supplemental indenture pursuant to which any subsidiaries acquired in these transactions would become guarantor subsidiaries.

On July 25, 2000 the Company announced that an agreement had been reached with Clear Channel Communications to amend the existing station swap agreement, previously disclosed on May 25, 2000. Under the new agreement, Cumulus will acquire 7 stations in 3 markets from Clear Channel Communications and, in two stages, will transfer to Clear Channel 55 stations in 10 markets.

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

OVERVIEW

         The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Unless otherwise indicated, amounts set forth herein are expressed in thousands. We commenced operations in May 1997. For the period from our inception through June 30, 2000, we purchased or entered into local marketing, management and consulting agreements with a total of 317 stations in 64 U.S. markets and obtained a license to commence operations on one station in the Caribbean market.

         The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements. We currently own and operate 244 stations in 51 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 73 stations in 31 U.S. markets. We are the third largest radio broadcasting company in the U.S. based on number of stations and believe we will be the second largest such company following completion of the acquisition of AMFM by Clear Channel. We believe we are the eighth largest radio broadcasting company in the U.S. based on 1999 pro forma net revenues and believe we will be the seventh largest such company following completion of the Clear Channel/AMFM acquisition. We will own and operate a total of 271 radio stations (193 FM and 78 AM) in 54 U.S. markets upon consummation of our pending acquisitions.

ADVERTISING REVENUE AND BROADCAST CASH FLOW

         Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station's financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was immaterial during the six months ended June 30, 2000 and 1999. We will seek to continue to minimize our use of trade agreements.

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





RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three and six month periods ended June 30, 2000 and 1999.



                                                   FOR THE THREE       FOR THE THREE        FOR THE SIX        FOR THE SIX
                                                   MONTHS ENDED        MONTHS ENDED         MONTHS ENDED       MONTHS ENDED
                                                   JUNE 30, 2000       JUNE 30, 1999        JUNE 30, 2000      JUNE 30, 1999
                                                   -------------       -------------        -------------      -------------


OPERATING DATA:
Net broadcast revenue                               $  62,627            $  45,846            $ 110,344         $  77,057
Stations operating expenses
 excluding depreciation & amortization                 46,186               32,262               88,489            59,038
Depreciation and amortization                          10,408                7,688               20,304            14,733
LMA fees                                                1,663                1,097                2,842             1,651
Corporate expenses                                      4,014                1,736                8,698             3,410
Restructuring and other charges                         9,296                   --                9,296                --
Operating (loss)                                       (8,940)               3,063              (19,285)           (1,775)
Interest expense (net)                                 (5,258)              (6,390)             (10,802)          (12,271)
Net income (loss) attributable to common stock        (14,211)              (6,965)             (30,099)          (18,635)
OTHER DATA:
Broadcast cash flow (1)                                16,441               13,584               21,855            18,019
Broadcast cash flow margin                               26.3%                29.6%                19.8%             23.4%
EBITDA (2)                                             12,427               11,848               13,157            14,609

Cash flows related to:
     Operating activities ........................                                              (11,808)          (13,926)
     Investing activities ........................                                             (130,465)          (47,662)
     Financing activities ........................                                               (3,597)           45,789

Capital expenditures .............................                                            $   7,431         $   5,907


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



THREE MONTHS ENDED JUNE 30, 2000 VERSUS THE THREE MONTHS ENDED JUNE 30, 1999.

         NET REVENUES. Net revenues increased $16.8 million, or 36.7%, to $62.6 million for the three months ended June 30, 2000, from $45.8 million for the three months ended June 30, 1999. This increase was primarily attributable to the acquisition of radio stations and revenues generated from local marketing, management and consulting agreements entered into during the period from July 1, 1999 through June 30, 2000.

         In addition, on a same station basis, net revenue for the 212 stations in 39 markets operated for at least a full year decreased $1.5 million or 3.3% to $43.6million for the three months ending June 30, 2000, compared to net revenues of $45.1 million for the three month period ending June 30, 1999. The decrease in same station net revenue is the result of the Company's renewed commitment to improve the spot pricing structure across all of its market clusters, which will result in some moderate revenue declines in the next 90 to 180 days due to the Company's customer reluctance to pay higher spot rates in the near term.

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees increased $13.9 million, or 43.0%, to $46.2 million for the three months ending June 30, 2000, from $32.3 million for the three months ending June 30, 1999. This increase was primarily attributable to 1) the acquisition of radio stations and operating expenses incurred from local marketing, management and consulting agreements entered into during the period from July 1, 1999 through June 30, 2000; and to 2) the $1.9 million increase in same station operating expenses discussed below. The provision for doubtful accounts increased by $0.7 million to $1.2 million for the three months ending June 30, 2000, from $0.5 million for the three months ending June 30, 1999. As a percentage of net revenues, the provision for doubtful accounts increased 0.8%, to 1.9% for the three months ending June 30, 2000 and as compared with 1.1% for the comparable period in the previous year. This increase was solely related to increased reserves associated with increasing revenues and management's review of the adequacy of its reserves based on historical write-off experience.

         On a same station basis, for the 212 stations in 39 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $ 1.9 million, or 6.0%, to $33.4 million for the three months ending June 30, 2000, compared to $31.5 million for the three months ending June 30, 1999. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to the additional sales and programming personnel added subsequent to June 30, 1999 in substantially all of the markets we operated during the three months ended June 30, 1999, in addition to increased selling costs, and promotional and event costs associated with the same station net revenue discussed above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.7 million, or 35.1%, to $10.4 million for the three-month period ending June 30, 2000, compared to $7.7 million for the three-month period ending June 30, 1999. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to June 30, 1999 and a full quarter of depreciation and amortization on radio station acquisitions consummated during the three month period ended June 30, 1999.

         LMA FEES. LMA fees increased $0.6 million, or 54.5%, to $1.7 million for the three months ending June 30, 2000, from $1.1 million for the three months ending June 30, 1999. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations subsequent to June 30, 1999.

         CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses increased $2.3 million, or 135.3%, to $4.0 million for the three months ending June 30, 2000, compared to $1.7 million for the three months ended June 30, 1999. The increase in corporate general and administrative expense was primarily attributable to $1.2 million of non-recurring expense recorded in the second quarter of 2000 comprised of 1) $0.3 million in severance related expense associated with the replacement of market level management during the quarter; 2) $0.4 million in professional fees related to the Company's restatement of 1999 quarterly financial information, ongoing shareholder litigation and regulatory compliance; 3) $ 0.3 in non-recurring programming consultant costs; and 4) $0.2 in other miscellaneous corporate charges. The increase in corporate general and administrative expense over the prior year is also partially attributable to corporate resources added subsequent to June 30, 1999 to effectively manage the Company's growing radio station portfolio.

         RESTRUCTURING CHARGE. During June 2000 the Company implemented two separate Board-approved restructuring programs. These restructuring programs were designed to improve the Company's competitive position as well as to enhance the Company's allocation of resources.

         These June 2000 restructuring programs were implemented to (i) focus the Company's operations on its core business, radio broadcasting, by terminating several Internet service pilot projects and Internet infrastructure development projects, and (ii) make the Company's corporate infrastructure more efficient and responsive to our markets by relocating, effective October 1, 2000, all corporate services currently conducted in Milwaukee, WI and Chicago, IL to Atlanta, GA.

         The June, 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company's corporate administrative organization and employees in Atlanta. The program included severance and related costs, and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

         These restructuring programs also resulted in the write-off of capitalized assets associated with Internet Service proprietary software and systems infrastructure, and severance and related costs for corporate positions in Milwaukee and Chicago as well as costs for vacating the leased facilities in Milwaukee and Chicago.

         The reduction in work force primarily affected employees in Milwaukee and Chicago. Total costs incurred as a result of the restructuring were $9.3 million, which include severance and related charges associated with the reduction in force and charges related to vacating leased facilities. As of August 11, 1999, $5.2 million remains accrued and is expected to be paid by the end of fiscal 2003.

         OTHER EXPENSE (INCOME). Interest expense, net of interest income, decreased by $1.1 million, or 17.2%, to $5.3 million for the three months ending June 30, 2000, compared to $6.4 million for the three months ended June 30, 1999. This decrease was primarily attributable to higher debt levels incurred to finance the Company's acquisitions, offset by higher interest income earned during the three months ended June 30, 2000 on cash balances held as a result of capital raising activities subsequent to June 30, 1999.

         INCOME TAX EXPENSE (BENEFIT). Income tax benefits decreased by $1.1 million, or 100.0%, for the three months ending June 30, 2000, compared to $1.1 million for the three months ended June 30, 1999. This decrease was attributable to the Company's current assessment of the probability of realization of its deferred tax asset, which will be considered further in subsequent periods.

         PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND PREMIUM ON REDEMPTION OF PREFERRED STOCK. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock decreased $1.2 million, or 25.0%, to $3.6 million for the three months ending June 30, 2000, compared to $4.8 million for the three months ended June 30, 1999. This decrease was attributable to the redemption of 43,750 shares of the Company's Series A Preferred Stock on October 1, 1999, resulting in a lower aggregate liquidation preference on the Company's Series A Preferred Stock subsequent to the redemption.

          NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock increased $10.8 million, or 155.7%, to $17.9 million for the three months ending June 30, 2000, compared to $7.0 million for the three months ended June 30, 1999.

         BROADCAST CASH FLOW. As a result of the factors described above, Broadcast Cash Flow increased $2.8 million, or 20.6%, to $16.4 million for the three months ending June 30, 2000, compared to $13.6 million for the three months ended June 30, 1999.

         EBITDA. As a result of the increase in broadcast cash flow, offset by the increase in corporate, general and administrative expenses described above, EBITDA increased $0.6 million, or 5.0%, to $12.4 million for the three months ending June 30, 2000, compared to $11.8 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS THE SIX MONTHS ENDED JUNE 30, 1999.


         NET REVENUES. Net revenues increased $33.2 million, or 43.1%, to $110.3 million for the six months ended June 30, 2000, from $77.1 million for the six months ended June 30, 1999. This increase was primarily attributable to the acquisition of radio stations and revenues generated from local marketing, management and consulting agreements entered into during the period from July 1, 1999 through June 30, 2000.

         In addition, on a same station basis, net revenue for the 212 stations in 39 markets operated for at least a full year was unchanged at $79 million for the six month period June 30, 2000, compared to net revenues of $79 million for the six month period ending June 30, 1999. Same station net revenue was unchanged as a result of the Company's renewed commitment to improve the spot pricing structure across all of its market clusters. In the short term, these improvement activities will result in minimal revenue growth and some moderate declines in same station performance.

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees increased $29.5 million, or 50.0%, to $88.5 million for the six months ending June 30, 2000, from $59.0 million for the six months ending June 30, 1999. This increase was primarily attributable to 1) the acquisition of radio stations and operating expenses incurred from local marketing, management and consulting agreements entered into during the period from July 1, 1999 through June 30, 2000; and to 2) the $6.3 million increase in same station operating expenses discussed below. The provision for doubtful accounts increased by $1.3 million to $2.2 million for the six months ending June 30, 2000, from $0.9 million for the six months ending June 30, 1999. As a percentage of net revenues, the provision for doubtful accounts increased 0.8%, to 1.9% for the six months ending June 30, 2000 and as compared with 1.1% for the comparable period in the previous year. This increase was solely related to increased reserves associated with increasing revenues and management's review of the adequacy of its reserves based on historical write-off experience.

         On a same station basis, for the 212 stations in 39 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $6.5 million, or 10.8%, to $66.7 million for the six months ending June 30, 2000, compared to $60.2 million for the six months ending June 30, 1999. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to the additional sales and programming personnel added subsequent to June 30, 1999 in substantially all of the markets we operated at June 30, 1999, in addition to the increased selling costs, and promotional and event costs associated with the same station net revenue discussed above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $5.6 million, or 38.1%, to $20.3 million for the six month period ending June 30, 2000, compared to $14.7 million for the six month period ending June 30, 1999. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to June 30, 1999 and six months of depreciation and amortization on radio station acquisitions consummated subsequent to June 30, 1999.

         LMA Fees. LMA fees increased $1.2 million, or 70.6%, to $2.8 million for the six months ending June 30, 2000, from $1.7 million for the six months ending June 30, 1999. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations subsequent to June 30, 1999.

         CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses increased $5.3 million, or 155.9%, to $8.7 million for the six months ending June 30, 2000, compared to $3.4 million for the six months ended June 30, 1999. The increase in corporate general and administrative expense was primarily attributable to $2.4 million of non-recurring expense recorded in the first six months of 2000 comprised of 1) $1.4 million in severance related expense associated with the replacement of corporate and market level management during the quarter; 2) $0.5 million in professional fees related to the Company's restatement of 1999 quarterly financial information, ongoing shareholder litigation and regulatory compliance; 3) $0.3 in non-recurring programming consultant costs; and 4) $0.2 in other miscellaneous corporate charges. The increase in corporate general and administrative expense over the prior year is also partially attributable to corporate resources added subsequent to June 30, 1999 to effectively manage the Company's growing radio station portfolio.

         RESTRUCTURING CHARGE. During June 2000 the Company implemented two separate Board-approved restructuring programs. These restructuring programs were designed to improve the Company's competitive position as well as to enhance the Company's allocation of resources.

         These June 2000 restructuring programs were implemented to (i) focus the Company's operations on its core business, radio broadcasting, by terminating several Internet service pilot projects and Internet infrastructure development projects, and (ii) make the Company's corporate infrastructure more efficient and responsive to our markets by relocating, effective October 1, 2000, all corporate services currently conducted in Milwaukee, WI and Chicago, IL to Atlanta, GA.

         The June, 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company's corporate administrative organization and employees in Atlanta. The program included severance and related costs, and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

         These restructuring programs also resulted in the write-off of capitalized assets associated with Internet Service proprietary software and systems infrastructure, and severance and related costs for corporate positions in Milwaukee and Chicago as well as costs for vacating the leased facilities in Milwaukee and Chicago.

         The reduction in work force primarily affected employees in Milwaukee and Chicago. Total costs incurred as a result of the restructuring were $9.3 million, which include severance and related charges associated with the reduction in force and charges related to vacating leased facilities. As of August 11, 1999, $5.2 million remains accrued and is expected to be paid by the end of fiscal 2003.

         OTHER EXPENSE (INCOME). Interest expense, net of interest income, decreased by $1.5 million, or 12.2%, to $10.8 million for the six months ending June 30, 2000, compared to $12.3 million for the six months ended June 30, 1999. This decrease was primarily attributable to higher debt levels incurred to finance the Company's acquisitions, offset by higher interest income earned during the six months ended June 30, 2000 on cash balances held as a result of capital raising activities subsequent to June 30, 1999.

         INCOME TAX EXPENSE (BENEFIT). Income tax benefits decreased by $4.7 million, or 100.0%, for the six months ending June 30, 2000, compared to $4.7 million for the six months ended June 30, 1999. This decrease was attributable to the Company's current assessment of the probability of realization of its deferred tax asset, which will be considered further in subsequent periods.

         PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND PREMIUM ON REDEMPTION OF PREFERRED STOCK. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock decreased $2.1 million, or 22.6%, to $7.2 million for the six months ending June, 2000, compared to $9.3 million for the six months ended June 30, 1999. This decrease was attributable to the redemption of 43,750 shares of the Company's Series A Preferred Stock on October 1, 1999, resulting in a lower aggregate liquidation preference on the Company's Series A Preferred Stock subsequent to the redemption.

          NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock increased $18.7 million, or 100.0%, to $37.3 million for the six months ending June 30, 2000, compared to $18.6 million for the six months ended June 30, 1999.

         BROADCAST CASH FLOW. As a result of the factors described above, Broadcast Cash Flow increased $3.9 million, or 21.7%, to $21.9 million for the six months ending June 30, 2000, compared to $18.0 million for the six months ended June 30, 1999.

         EBITDA. As a result of the increase in broadcast cash flow, offset by the increase in corporate, general and administrative expenses described above, EBITDA decreased $1.4 million, or 9.6%, to $13.2 million for the six months ending June 30, 2000, compared to $14.6 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that availability under our credit facility, cash generated from operations and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

          For the six months ended June 30, 2000, net cash used in operations decreased $2.1 million, or 15.2%, to $11.8 million from net cash used in operations of $13.9 million for the six months ended June 30, 1999. This decrease was due primarily to a reduction in net cash utilized for working capital when compared to the six months ended June 30, 1999 and the timing of payments associated with a one-time restructuring charge recorded in June 2000.

         For the six months ended June 30, 2000, net cash used in investing activities increased $82.8 million, or 173.4%, to $130.4 million from $47.7 million for the six months ended June 30, 1999. This increase was due primarily to $86.1 million in cash used for escrow deposits for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999.

         For the six months ended June 30, 2000, net cash used from financing activities was $3.6 million compared to net cash provided of $45.8 million during the six months ended June 30, 1999. This decrease in net cash provided from financing activities was the result of the lower borrowings under the Company's credit facilities for the six months ended June 30, 2000 when compared to the six months ended June 30, 1999.

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

         On November 18, 1999, the Company completed a follow-on, secondary public stock offering selling 4,700,000 (3,700,000 primary and 1,000,000 secondary) shares of its Class A Common Stock for $37.05 per share, after underwriter's discounts and commissions. The net proceeds of the offering were approximately $137.1 million. In addition, on November 24, 1999, the underwriters exercised their option to purchase an additional 204,000 shares of Class A Common Stock (102,000 primary shares and 102,000 secondary shares) at
37.05 per share. Exercise of the option resulted in an additional $3.8 million in net offering proceeds to the Company.

         Historical Acquisitions. During the six months ended June 30, 2000, the Company completed 18 acquisitions across 14 markets having an aggregate purchase price of $88.3 million. Additional acquisitions have been subsequently completed in 2000 in 3 markets for an aggregate purchase price of $2.3 million. The sources of funds for these acquisitions were primarily the proceeds from the offering of the Company's equity securities.

Pending Acquisitions. The aggregate purchase price of the pending acquisitions is expected to be approximately $466.2 million, consisting of primarily cash, except in the case of the asset swap agreement with Clear Channel Communications which the Company originally announced on May 4, 2000 and amended and announced on July 25, 2000. Under the amended agreement, Cumulus will acquire 7 stations in 3 markets from Clear Channel Communications and, in two stages, will transfer to Clear Channel 55 stations in 10 markets. The result of the entire set of transactions will be to generate approximately $166 million in cash. We intend to finance the remaining pending acquisitions with cash on hand, the proceeds of our credit facility or future credit facilities, and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing. We expect to consummate most of our pending acquisitions during the third and fourth quarters of 2000, although there can be no assurance that the transactions will be consummated within that time frame. In four of the markets in which there are pending acquisitions (Columbus-Starkville, MS; Columbus, GA; Wilmington, NC; and Topeka, KS;), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

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

         We have issued $160.0 million in aggregate principal amount of Senior Subordinated Notes which have a maturity date of July 1, 2008. The Notes are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the Notes is payable semi-annually in arrears.

         We issued $125.0 million of our Series A Preferred Stock in our initial public offering on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until December 31, 1999, we issued an additional $23.1 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. On October 1, 1999 we used $51.3 million of the proceeds of our July 1999 offering of our Class A Common Stock to redeem a portion of our Series A Preferred Stock, including a $ 6.0 million redemption premium and $ 1.5 million in accrued and unpaid dividends as of the redemption date.

         The Indenture governing the Notes and the Certificate of Designation governing the Series A Preferred Stock limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $150.0 million. As of June 30, 2000, we would be permitted, by the terms of the indenture and the certificate of designation, to incur approximately $35 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2000 approximately 43.8% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by $0.6 million for the six months ending June 30, 2000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

              The Company has been named as a defendant in the following eleven class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al; and (8) Krim v. Cumulus Media Inc., et al; (9) Baldwin v. Cumulus Media, Inc., et al.;
(10) Pabian v. Weening, et al.; and (11) Demers v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, have also been named as defendants. The complaints have all been filed in the United States District Court for the Eastern District of Wisconsin. They were filed as class actions on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between May 11, 1999 and April 24, 2000. The complaints allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seek unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition as a result of the restatement on March 16, 2000 of the Company's results for the first three quarters of 1999. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of Cumulus Media stock was artificially inflated.


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


                           CUMULUS MEDIA INC.

Date: August 14, 2000      By:  /s/ Martin R. Gausvik
                                ---------------------------------------------
                                Martin Gausvik

                                Executive Vice President, Treasurer and Chief Financial Officer