Form 10-Q
period 2000-09-30
CUMULUS MEDIA INC
filed 2000-11-14
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000.

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934. For the Transition period from          to          .
                                                          --------   ----------

                        Commission File Number 000-24525

                               CUMULUS MEDIA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             ILLINOIS                                             36-4159663
  (State or Other Jurisdiction of                              (I.R.S. Employer
  Incorporation or Organization)                             Identification No.)

3535 Piedmont Road, Building 14, 14th Floor, Atlanta, GA            30305

         (Address of Principal Executive Offices)                 (Zip Code)

                                 (404) 949-0700
              (Registrant's Telephone Number, Including Area Code)

               3060 Peachtree Road NW, Suite 730 Atlanta, GA 30305 (Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of October 31, 2000, the registrant had outstanding 35,165,596 shares of common stock consisting of (i) 28,378,976 shares of Class A Common Stock; (ii) 4,479,343 shares of Class B Common Stock; and (iii) 2,307,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

         Consolidated Statements of Operations for the Three and Nine Months Ended September 30,
         2000 and 1999

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and
         1999

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
(UNAUDITED)

                                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                                  -------------    ------------
                                                                                                       2000            1999
                                                                                                    ----------      ----------

         ASSETS
         Current assets:
            Cash and cash equivalents ........................................................      $   42,467      $  219,581
            Restricted cash ..................................................................          91,467              --
               Accounts receivable, less allowance for doubtful accounts
               of $ 14,195  and $ 3,118 respectively .........................................          40,159          53,521
            Prepaid expenses and other current assets ........................................           9,672           8,351
                                                                                                    ----------      ----------
                 Total current assets ........................................................         183,765         281,453
         Property and equipment, net .........................................................          76,535          66,963
         Intangible assets, net ..............................................................         569,360         526,784
         Other assets ........................................................................          93,714          39,688
                                                                                                    ----------      ----------
                  Total assets ...............................................................      $  923,374      $  914,888
                                                                                                    ==========      ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
            Accounts payable and accrued expenses ............................................      $   25,496      $   26,540
            Current portion of long-term debt ................................................              20              20
            Other current liabilities ........................................................             848           1,010
                                                                                                    ----------      ----------
                 Total current liabilities ...................................................          26,364          27,570
                                                                                                    ----------      ----------
         Long-term debt ......................................................................         285,211         285,227
         Other liabilities ...................................................................           1,635           1,977
         Deferred income taxes ...............................................................          11,810           8,940
                                                                                                    ----------      ----------
                 Total liabilities ...........................................................         325,020         323,714
                                                                                                    ----------      ----------
         Series A Cumulative Exchangeable Redeemable Preferred Stock
            due 2009, stated value $1,000 per share, 109,874 and 102,702 shares
            issued and outstanding, respectively .............................................         113,714         102,732
                                                                                                    ----------      ----------
               Commitments and contingencies (Note 7)
         Stockholders' equity:
            Class A common stock, par value $.01 per share; 50,000,000
               shares authorized; 28,378,976 and 26,052,393 shares issued and outstanding ....             284             261
            Class B common stock, par value $.01 per share; 20,000,000
               shares authorized; 4,479,343 and 6,629,343 shares issued and outstanding ......              45              66
            Class C common stock, par value $.01 per share; 30,000,000
               shares authorized; 2,307,277 and 2,151,277 shares issued and outstanding ......              23              21
            Additional paid-in-capital .......................................................         518,257         516,576
             Loan to officers ................................................................         (10,583)             --
            Accumulated deficit ..............................................................         (23,386)        (28,482)
                                                                                                    ----------      ----------
                 Total stockholders' equity ..................................................         484,640         488,442
                                                                                                    ----------      ----------
                 Total liabilities and stockholders' equity ..................................      $  923,374      $  914,888
                                                                                                    ==========      ==========

           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
(UNAUDITED)

                                                                        THREE MONTHS        THREE MONTHS        NINE MONTHS
                                                                           ENDED               ENDED               ENDED
                                                                     SEPTEMBER 30, 2000   SEPTEMBER 30, 1999   SEPTEMBER 30, 2000
                                                                     ------------------   ------------------   ------------------

     Revenue .....................................................       $   63,307          $   51.293          $  183,257
     Less: agency commissions: ...................................           (5,180)             (4,000)            (14,787)
                                                                         ----------          ----------          ----------
     Net revenues ................................................           58,127              47,293             168,470
     Operating expenses:
     Station operating expenses, excluding depreciation and
        amortization (including provision for doubtful accounts
        of $20,483, $580, $22,652 and $1,441 respectively ........           62,649              30,900             151,137
     Depreciation and amortization ...............................           10,173               8,621              30,477
     LMA fees ....................................................              897               1,479               3,739
     Corporate general and administrative ........................            3,762               1,740              12,460
     Restructuring and other charges .............................               --                  --               9,296
                                                                         ----------          ----------          ----------
     Operating expenses ..........................................           77,481              42,740             207,109
                                                                         ----------          ----------          ----------
     Operating income (loss) .....................................          (19,354)              4,553             (38,639)
                                                                         ----------          ----------          ----------
     Nonoperating income (expense):
          Interest expense .......................................           (8,656)             (6,870)            (24,071)
          Interest income ........................................            1,481               1,833               6,094
          Other income, net ......................................           68,085                 761              68,073
                                                                         ----------          ----------          ----------
     Nonoperating income (expense), net ..........................           60,910              (4,276)             50,096
                                                                         ----------          ----------          ----------
     Income (loss) before income taxes ...........................           41,556                 277              11,457
     Income tax benefit (expense) ................................          (17,258)                (93)             (6,361)
                                                                         ----------          ----------          ----------

     Net income (loss) ...........................................           24,298                 184               5,096
     Preferred stock dividend and accretion of discount ..........            3,809               4,948              10,982
                                                                         ----------          ----------          ----------
     Net (loss) attributable to common stockholders ..............       $   20,489          $   (4,764)         $   (5,886)
                                                                         ==========          ==========          ==========
     Basic and diluted income (loss) per share ...................       $     0.58          $    (0.17)         $    (0.17)
                                                                         ----------          ----------          ----------
     Weighted average common shares outstanding ..................           35,166              27,527              35,130
                                                                         ==========          ==========          ==========

                                                                        NINE MONTHS
                                                                           ENDED
                                                                     SEPTEMBER 30, 1999
                                                                     ------------------

     Revenue .....................................................       $  134,812
     Less: agency commissions: ...................................           (10462)
                                                                         ----------
     Net revenues ................................................          124,350
     Operating expenses:
     Station operating expenses, excluding depreciation and
        amortization (including provision for doubtful accounts
        of $20,483, $580, $22,652 and $1,441 respectively ........           89,938
     Depreciation and amortization ...............................           23,396
     LMA fees ....................................................            3,088
     Corporate general and administrative ........................            5,150
     Restructuring and other charges .............................               --
                                                                         ----------
     Operating expenses ..........................................          121,572
                                                                         ----------
     Operating income (loss) .....................................            2,778
                                                                         ----------
     Nonoperating income (expense):
          Interest expense .......................................          (19,362)
          Interest income ........................................            2,054
          Other income, net ......................................              759
                                                                         ----------
     Nonoperating income (expense), net ..........................          (16,549)
                                                                         ----------
     Income (loss) before income taxes ...........................          (13,771)
     Income tax benefit (expense) ................................            4,617
                                                                         ----------

     Net income (loss) ...........................................           (9,154)
     Preferred stock dividend and accretion of discount ..........           14,245
                                                                         ----------
     Net (loss) attributable to common stockholders ..............       $  (23,399)
                                                                         ==========
     Basic and diluted income (loss) per share ...................       $    (1.05)
                                                                         ----------
     Weighted average common shares outstanding ..................           22,362
                                                                         ==========

           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                                NINE MONTHS         NINE MONTHS
                                                                                                   ENDED               ENDED
                                                                                             SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
                                                                                             ------------------   ------------------

         Cash flows from operating activities:
         Net income (loss) .................................................................      $    5,096        $   (9,154)
         Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation ................................................................           9,460             5,645
               Amortization of goodwill, intangible assets and other assets ................          22,301            18,472
               Provision for doubtful accounts .............................................          22,652                --
               Gain on sale of stations ....................................................         (68,066)               --
               Deferred taxes ..............................................................           5,991            (4,777)
               Non-cash restructuring charges ..............................................           9,296                --
         Changes in assets and liabilities, net of effects of acquisitions/dispositions:
            Accounts receivable ............................................................          (9,185)          (17,826)
            Prepaid expenses and other current assets ......................................            (957)           (5,415)
            Accounts payable and accrued expenses ..........................................          (3,807)           (4,974)
            Other assets ...................................................................          (3,287)             (526)
            Other liabilities ..............................................................            (558)             (168)
                                                                                                  ----------        ----------
               Net cash used in operating activities .......................................         (11,064)          (18,723)
                                                                                                  ----------        ----------
         Cash flows from investing activities:
            Acquisitions ...................................................................         (97,065)         (109,872)
            Escrow deposits on pending acquisitions ........................................         (56,084)           (1,090)
            Capital expenditures ...........................................................          (9,132)          (10,484)
            Other ..........................................................................            (166)              234
                                                                                                  ----------        ----------
                 Net cash used in investing activities .....................................        (162,447)         (121,212)
                                                                                                  ----------        ----------
         Cash flows from financing activities:
            Proceeds from revolving line of credit .........................................              --           176,950
            Payments on revolving line of credit ...........................................              --          (114,450)
            Payments on promissory notes ...................................................             (16)              (15)
            Payment of dividend on Series A Preferred Stock ................................          (3,530)               --
            Proceeds from insurance of common stock, net of equity costs ...................              --           258,853
            Payments for debt issuance costs ...............................................             (57)           (4,139)
                                                                                                  ----------        ----------
               Net cash provided by (used in) financing activities .........................          (3,603)          317,199
                                                                                                  ----------        ----------
         (Decrease) increase in cash and cash  equivalents .................................        (177,114)          177,264
         Cash and cash equivalents at beginning  of period .................................      $  219,581        $   24,885
         Cash and cash equivalents at end of period ........................................      $   42,467        $  202,149
         Non-cash operating and financing activities:
            Trade revenue ..................................................................      $    9,168        $    7,260
            Trade expense ..................................................................           9,156             7,123
            Assets acquired through notes payable ..........................................           2,340             1,490
            Proceeds on sale of stations remitted directly into restricted cash account ....          91,467                --

           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The Company has restated the operating results for the first and second quarters of 2000 to reflect the reversal of valuation allowances previously established against deferred taxes during such periods and related recognition of tax benefit. In connection with this change, the Company plans to file Form 10Q/A for both the quarterly periods ended March 31, 2000 and June 30, 2000.

2. INTERIM FINANCIAL DATA

The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1999. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2000.

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

4. ACQUISITIONS AND DISPOSITIONS:

On August 25, 2000, the Company completed the first phase of a previously announced asset exchange and sale agreement with Clear Channel Communications. As part of this first phase, the Company exchanged 25 stations in 5 markets for 7 stations in 3 markets plus $91.5 million in cash. The cash proceeds were remitted directly to restricted cash account and were used to fund the acquisition of stations from Connoisseur Communications on October 2, 2000 described in Note 9.

During the quarter ended September 30, 2000, the Company also completed an additional 4 acquisitions of 6 radio stations for a total purchase price of $10.1 million plus various other direct acquisition costs.

Acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed during the quarter is presented below.

                           Property and equipment     $  7,296
                           Intangible assets            76,370

                                                      $ 83,666
                                                      ========

         The unaudited consolidated condensed pro forma results of operations data for the nine months ended September 30, 2000 and 1999, as if all acquisitions and dispositions completed during 1999 and during the first, second, and third quarter of 2000 occurred at January 1, 1999, follow:

                                                                      THREE MONTH     THREE MONTH     NINE MONTH      NINE MONTH
                                                                     PERIOD ENDED    PERIOD ENDED    PERIOD ENDED    PERIOD ENDED
                                                                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2000            1999            2000            1999
                                                                     -------------   -------------   -------------   -------------

         Net revenues ...........................................      $  63,307       $  64,964       $ 182,331       $ 181,554
         Operating income (loss) ................................      $   1,925       $   7,577       $  (4,875)      $   7,015
         Net loss ...............................................      $  (5,848)      $    (196)      $ (23,451)      $ (11,561)
         Net loss attributable to common stockholders ...........      $  (9,657)      $  (4,005)      $ (34,433)      $ (22,543)
                                                                       =========       =========       =========       =========
         Basic and diluted loss per common share (in dollars) ...      $   (0.27)      $   (0.21)      $   (0.98)      $   (0.64)
                                                                       =========       =========       =========       =========

         Escrow funds of approximately $76.9 million paid by the Company in connection with pending acquisitions as of September 30, 2000 have been classified as other assets at September 30, 2000 in the accompanying consolidated balance sheet.

         At September 30, 2000 the Company operated 44 stations under local marketing agreements ("LMA"). The statement of operations for the quarter and the nine months ended September 30, 2000 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through September 30, 2000.

5. RESTRUCTURING CHARGE

         During June 2000 the Company implemented two separate Board-approved restructuring programs. During the quarter ended June 30, 2000, the Company recorded a $9.3 million charge to operating expenses related to restructuring costs.

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

The following table depicts the amounts associated with and activity related to the June 2000 restructuring programs through September 30, 2000:

                                                                Asset Write-Off's      Paid Through       Unpaid Balance
                                               Restructure           Through           September 30,          as of
Expense Category                                  Charge        September 30, 2000         2000         September 30, 2000
----------------                               -----------      ------------------     -------------    ------------------

Employee severance and related costs ......     $  978,365          $       --          $  157,378          $  820,987
Lease termination costs ...................      2,557,041                  --                  --           2,557,041
Impaired leasehold improvements at
   Vacated facilities .....................        429,654             429,654                  --                  --
                                                ----------          ----------          ----------          ----------
Office relocation subtotal ................      3,965,060             429,654             157,378           3,378,028
Internet asset write-off ..................      4,849,023           4,099,988             183,510             565,525
Internet lease termination costs ..........        481,521                  --              23,338             458,183
                                                ----------          ----------          ----------          ----------
Internet services subtotal ................      5,330,544           4,099,988             206,848           1,023,708
Restructure charge totals .................     $9,295,604          $4,529,642          $  364,226          $4,401,736
                                                ----------          ----------          ----------          ----------

         As of September 30, 2000, approximately $4.4 million in accrued restructuring costs remain related to the Company's June, 2000 restructuring programs. This balance is comprised of $0.8 million in employee severance and related charges, $2.6 million in lease termination costs, $0.6 million related to amounts owed for software development and asset acquisitions related to capitalized Internet system and infrastructure assets, and $0.5 in Internet lease termination charges. The remaining portion of the unpaid balance is expected to be paid by the end of 2000, except for the Company's lease obligations at the vacated facilities in Milwaukee and Chicago. Lease obligations will be paid by the end of 2003.

6. GUARANTORS' FINANCIAL INFORMATION

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

                                                       September 30,     December 31,
                                                            2000              1999
                                                       -------------     ------------

                  Current assets                         $  104,499        $  91,509
                  Noncurrent assets                         778,651          597,938
                  Current liabilities                        13,906           12,135
                  Noncurrent liabilities                    188,985           61,048



                                           Three Months           Three Months          Nine Months           Nine Months
                                               Ended                 Ended                 Ended                 Ended
                                        September 30, 2000     September 30, 1999   September 30, 2000    September 30, 1999
                                        ------------------     -----------------    ------------------    ------------------

                  Net revenue                 54,419                44,639                157,633               116,979
                  Operating Expenses          58,726                28,411                138,833                82,725
                  Net income (loss)          (15,132)                6,302                (14,557)                8,187

7. EARNINGS PER SHARE

         The following table sets forth the computation of basic loss per share for the three and nine month periods ended September 30, 2000 and 1999.

                                                                      Three Months Ended                  Nine Months Ended
                                                               September 30,      September 30,    September 30,     September 30,
                                                                   2000              1999              2000              1999

Numerator:
   Net income (loss) ..................................          $ 24,498          $    184          $  5,076          $ (9,154)

   Preferred stock dividend ...........................            (3,809)           (4,948)          (10,982)          (14,245)
                                                                 --------          --------          --------          --------

   Numerator for basic earnings per share - income
     Available to common stockholders .................          $ 20,489          $ (4,764)         $ (5,886)         $(23,399)

Denominator:
   Denominator for basic earnings per share -
     weighted average shares ..........................            35,166            27,527            35,130            22,362
                                                                 --------          --------          --------          --------

   Net loss per common share ..........................          $   0.58          $  (0.17)         $  (0.17)         $  (1.05)
                                                                 ========          ========          ========          ========

         During fiscal 1998 and 1999 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At September 30, 2000 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock..................      2,114,309
Options to purchase class C common stock..................      3,001,380

Earnings per share assuming dilution has not been presented as the effect of the options above would be antidilutive for the nine months ended September 30, 2000 and three and nine months ended September 30, 1999 and, for the three months ended September 30, 2000, the average market price of the Company's Class Common Stock was below the exercise price of the options.

8. COMMITMENTS AND CONTINGENCIES

As of September 30, 2000 the Company had entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company can not consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand, the proceeds of our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company can not consummate these acquisitions because of breach of contract, the Company may be liable for approximately $76.9 million in purchase price.

In the first and second quarter of 2000, eleven separate civil actions were filed in United States District Court for the Eastern District of Wisconsin, alleging that the Company and certain present and former directors and officers violated various provisions of the Securities and Exchange Act of 1934 and the Securities Act of 1933. The actions are principally based on the Company's decision to restate its financial statements for the first three quarters of fiscal year 1999. The plaintiffs seek damages on their own behalf and on behalf of certain classes of shareholders of the Company.

In August 2000, the eleven actions were consolidated, and in October 2000, plaintiffs served an amended consolidated complaint. Defendants response to the complaint is required to be served shortly. Although the Company has certain defenses it will assert in these proceedings, we cannot predict how the plaintiffs' claims will ultimately be resolved. The Company ultimately may be required to pay significant damages either as a result of a judgement or a negotiated settlement, including damages which would be covered by insurance. Such damages could have a material effect on the Company's financial position, results of operations or cash flows.

The Company is also a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

9. SUBSEQUENT EVENTS

On October 2, 2000, the Company completed the acquisition of 35 radio stations across 9 markets from Connoisseur Communications for $257.8 million in cash. This transaction will be accounted for by the purchase method of accounting.

To facilitate the closing of the Connoisseur Communications transaction, on October 2, 2000 the Company completed the second phase of an asset exchange and sale agreement with Clear Channel Communications. Under the second phase of the agreement, the Company received $68.9 million in initial proceeds associated with the transfer of 30 stations in Columbus, GA, Mason City, IA, Mankato-New Ulm-St. Peter, MN, Rochester, MN and Evansville, IN to Clear Channel Communications. As of October 2, 2000, FCC approval had not yet been received on the 8 stations to be transferred in Columbus, GA. Upon receipt of the regulatory approval, the Company will receive an additional $6.0 million in proceeds associated with the Columbus stations.

Additionally, on October 2, 2000, the Company announced that it would also transfer 45 stations in 8 markets to Clear Channel Communications in exchange for 4 stations and approximately $52 million in cash as part of a third phase of the asset and exchange agreement. Initial proceeds of $15.0 million were funded to the Company as part of the transaction on October 2, 2000.

Subsequent to September 30, 2000 the Company completed an additional acquisition of 1 radio station for an aggregate purchase price of approximately $0.2 million. These transactions will be accounted for by the purchase method of accounting. The Company intends to execute a supplemental indenture pursuant to which any subsidiaries acquired in these transactions would become guarantor subsidiaries under the Company's 10 3/8% Senior Subordinated Notes due 2008.

Subsequent to September 30, 2000, we issued and sold 250 shares of our Series B Preferred Stock at a purchase price of $10,000 per share, or an aggregate purchase price of $2,500,000. The proceeds were applied for working capital and other general corporate purposes. The Series B Preferred Stock ranks on parity with the Series A Preferred Stock, and the holders thereof are entitled to receive cumulative dividends at an annual rate equal to 12% of the liquidation preference per share, payable quarterly, in arrears. We may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series B Preferred Stock. The shares of Series B Preferred Stock are subject to mandatory redemption on October 3, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends.

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

OVERVIEW

         The following is a discussion of the key factors that have effected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Unless otherwise indicated, amounts set forth herein are expressed in thousands. We commenced operations in May 1997. For the period from our inception through September 30, 2000 and giving effect to the stations sold on August 25, 2000 to Clear Channel Communications, we purchased or entered into local marketing, management and consulting agreements with a total of 301 stations in 58 U.S. markets and obtained a license to commence operations on one station in the Caribbean market.

         The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements. As of September 30, 2000, we currently own and operate 301 stations in 58 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 74 stations in 23 U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the tenth largest radio broadcasting company in the U.S. based on 1999 pro forma net revenues. We will own and operate a total of 227 radio stations (164 FM and 63 AM) in 46 U.S. markets upon consummation of our pending acquisitions and dispositions.

ADVERTISING REVENUE AND BROADCAST CASH FLOW

         Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily effected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station's financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was immaterial during the nine months ended September 30, 2000 and 1999. We will seek to continue to minimize our use of trade agreements.

         Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station's sales staff. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Pensacola, Florida and Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

Our operating results in any period may be effected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate broadcast cash flow. Broadcast cash flow consists of operating income (loss) before depreciation and amortization, LMA fees, corporate general and administrative expenses and non-cash stock compensation expense. EBITDA consists of operating income (loss) before depreciation and amortization, LMA fees and non-cash stock compensation expense. Broadcast Cash Flow and EBITDA, as defined by us, may not be comparable to similarly titled measures used by other companies. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful to an investor in evaluating us because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability.

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three and nine month periods ended September 30, 2000 and 1999.

                                                        FOR THE THREE       FOR THE THREE        FOR THE NINE        FOR THE NINE
                                                         MONTHS ENDED        MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                      SEPTEMBER 30, 2000  SEPTEMBER 30, 1999  SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                                      ------------------  ------------------  ------------------  ------------------
     OPERATING DATA:
     Net broadcast revenue                                $   58,127           $   47,293          $  168,470        $  124,350
     Stations operating expenses
      excluding depreciation & amortization                   62,649               30,900             151,137            89,938
     Depreciation and amortization                            10,173                8,621              30,477            23,396
     LMA fees                                                    897                1,479               3,739             3,088
     Corporate expenses                                        3,762                1,740              12,460             5,150
     Restructuring and other charges                              --                   --               9,296                --
     Operating income (loss)                                 (19,354)               4,553             (38,639)            2,778
     Interest expense, net                                     7,175                5,037              17,977            17,308
     Net income (loss) attributable to common stock           20,489               (4,764)             (5,886)          (23,399)
     OTHER DATA:
     Broadcast cash flow (1)                                  (4,522)              16,393              17,332            34,412
     Broadcast cash flow margin                                 (7.8%)               34.7%               10.3%             27.7%
     EBITDA (2)                                               (8,284)              14,653               4,872            29,262

     Cash flows related to:
          Operating activities .......................             N/A                 N/A             (11,064)         (18,723)
          Investing activities .......................             N/A                 N/A            (162,477)        (121,212)
          Financing activities .......................             N/A                 N/A              (3,603)         317,199

     Capital expenditures ............................             N/A                 N/A          $   (9,132)      $  (10,484)

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         NET REVENUES. Net revenues increased $10.8 million, or 22.9%, to $58.1 million for the three months ended September 30, 2000, from $47.3 million for the three months ended September 30, 1999. This increase was primarily attributable to the acquisition of radio stations and revenues generated from local marketing, management and consulting agreements entered into during the period from October 1, 1999 through September 30, 2000.

         In addition, on a same station basis, net revenue for the 150 stations in 28 markets operated for at least a full year decreased $1.4 million or 4.7% to $28.8 million for the three months ending September 30, 2000, compared to net revenues of $30.2 million for the three month period ending September 30, 1999. The nominal increase is same station net revenue was primarily the result of the Company's renewed commitment to improve the spot pricing structure across all of its market clusters. In the short-term these improvement activities will result in minimal revenue growth and some moderate declines in the same station performance.

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees increased $31.7 million, or 102.7%, to $62.6 million for the three months ending September 30, 2000, from $30.9 million for the three months ending September 30, 1999. This increase was primarily attributable to 1) the acquisition of radio stations and operating expenses incurred from local marketing, management and consulting agreements entered into during the period from October 1, 1999 through September 30, 2000; and to 2) the recognition of non-recurring bad debt expense of approximately $20.2 million. The provision for doubtful accounts increased by $19.8 million to $20.4 million for the three months ending September 30, 2000, from $0.6 million for the three months ending September 30, 1999. As a percentage of net revenues, the provision for doubtful accounts increased 34.0%, to 35.2% for the three months ending September 30, 2000, as compared with 1.2% for the comparable period in the previous year. This increase resulted from certain activities of management which yielded i) specific write-offs of $4.6 million related to markets divested in August and October 2000, ii) $8.3 million of specific write-offs in markets being retained; and iii) the creation of $7.3 million of additional general allowance for doubtful accounts as of September 30, 2000. Several factors contributed to the creation of this provision, including significant turnover of sales employees at the market level and a collection policy that did not stringently enforce timely cash collections.

         On a same station basis, for the 150 stations in 28 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $3.0 million, or 16.3%, to $21.7 million for the three months ending September 30, 2000, compared to $18.7 million for the three months ending September 30, 1999. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to the additional sales and programming personnel added subsequent to September 30, 1999 in substantially all of the markets we operated during the three months ended September 30, 1999, in addition to increased selling costs, and promotional and event costs associated with the same station net revenue discussed above.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.6 million, or 18.0%, to $10.2 million for the three-month period ending September 30, 2000, compared to $8.6 million for the three-month period ending September 30, 1999. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to September 30, 1999 and a full quarter of depreciation and amortization on radio station acquisitions consummated during the three month period ended September 30, 1999.

         LMA FEES. LMA fees decreased $0.6 million, or 39.3%, to $0.9 million for the three months ending September 30, 2000, from $1.5 million for the three months ending September 30, 1999. This decrease was primarily attributable to fewer local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations during the third quarter of 2000 as compared with the prior year.

         CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses increased $2.0 million, or 116.2%, to $3.8 million for the three months ending September 30, 2000, compared to $1.7 million for the three months ended September 30, 1999. The increase in corporate general and administrative expense was primarily attributable to corporate resources added subsequent to September 30, 1999 to effectively manage the Company's growing radio station portfolio.

         OTHER EXPENSE (INCOME). Interest expense, net of interest income, increased by $2.1 million, or 42.4%, to $7.2 million for the three months ending September 30, 2000, compared to $5.0 million for the three months ended September 30, 1999. This increase was primarily attributable to higher variable rates on the Company's credit facility, as compared with the prior year, along with lower interest income earned during the three months ended September 30, 2000 on cash balances.

         Other non-operating income (expense), net, increased by $67.3 million to $68.1 million for the three months ending September 30, 2000, compared to $0.8 million for the three months ended September 30, 1999. This increase was primarily attributable to the completion of the first phase of the asset exchange and sale agreement with Clear Channel Communications on August 25, 2000 and the related recognition of a non-recurring gain on the sale of assets of $68.1 million.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense increased by $17.2 million to $17.3 million for the three months ending September 30, 2000, compared to $0.1 million for the three months ended September 30, 1999. This increase was primarily attributable to the Company's third quarter gain on sales of stations incurred as a result of the completion of the first phase of the asset and exchange agreement with Clear Channel Communications.

         PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND PREMIUM ON REDEMPTION OF PREFERRED STOCK. Preferred stock dividends and accretion of discount decreased $1.1 million, or 23.0%, to $3.8 million for the three months ending September 30, 2000, compared to $4.9 million for the three months ended September 30, 1999. This decrease was attributable to the redemption of 43,750 shares of the Company's Series A Preferred Stock on October 1, 1999, resulting in a lower aggregate liquidation preference on the Company's Series A Preferred Stock subsequent to the redemption.

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net income attributable to common stock increased $25.3 million to $20.5 million for the three months ending September 30, 2000, as compared with a net loss attributable to common stock of $(4.8) million for the three months ending September 30, 1999.

         BROADCAST CASH FLOW. As a result of the factors described above, Broadcast Cash Flow decreased $20.9 million, or 127.6%, to $(4.5) million for the three months ending September 30, 2000, compared to $16.4 million for the three months ended September 30, 1999.

         EBITDA. As a result of the decrease in broadcast cash flow and the increase in corporate, general and administrative expenses described above, EBITDA decreased $22.9 million, or 156.5%, to $(8.2) million for the three months ending September 30, 2000, compared to $14.7 million for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         NET REVENUES. Net revenues increased $44.1 million, or 35.5%, to $168.5 million for the nine months ended September 30, 2000, from $124.4 million for the nine months ended September 30, 1999. This increase was primarily attributable to the acquisition of radio stations and revenues generated from local marketing, management and consulting agreements entered into during the period from October 1, 1999 through September 30, 2000.

         In addition, on a same station basis, net revenue for the 150 stations in 28 markets operated for at least a full year increased $1.2 million or 1.5% to $83.6 million for the nine months ended September 30, 2000, compared to net revenues of $82.4 million for the nine month period ending September 30, 1999. The nominal increase in same station net revenue was primarily the result of the Company's renewed commitment to improve the spot pricing structure across all of its market clusters. In the short term, these improvement activities will result in minimal revenue growth and some moderate declines in same station performance.

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees increased $61.2 million, or 68.0%, to $151.1 million for the nine months ending September 30, 2000, from $89.9 million for the nine months ending September 30, 1999. This increase was primarily attributable to 1) the acquisition of radio stations and operating expenses incurred from local marketing, management and consulting agreements entered into during the period from October 1, 1999 through September 30, 2000; and to 2) the recognition of $20.2 million in non-recurring bad debt expense during the third quarter of 2000. The provision for doubtful accounts increased by $21.2 million to $22.7 million for the nine months ending September 30, 2000, from $1.4 million for the nine months ending

September 30, 1999. As a percentage of net revenues, the provision for doubtful accounts increased 12.3%, to 13.4% for the nine months ending September 30, 2000, as compared with 1.1% for the comparable period in the previous year. This increase resulted from certain activities of management which yielded i) specific write-offs of $4.6 million related to markets divested in August and October of 2000, ii) $8.3 million of specific write-offs in markets being retained, and iii) the creation of $7.3 million of additional general allowance for doubtful accounts as of September 30, 2000. Several factors contributed to the creation of this provision including significant turnover of sales employees at the market level and a collection policy that did not stringently enforce timely cash collections.

         On a same station basis, for the 150 stations in 28 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $9.1 million, or 15.6%, to $67.7 million for the nine months ending September 30, 2000, compared to $58.5 million for the nine months ending September 30, 1999. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to the additional sales and programming personnel added subsequent to September 30, 1999 in substantially all of the markets we operated at September 30, 1999, in addition to increased selling costs, and promotional and event costs associated with the net revenue of the same station group.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $7.1 million, or 30.2%, to $30.5 million for the nine month period ending September 30, 2000, compared to $23.4 million for the nine month period ending September 30, 1999. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to September 30, 1999 and nine months of depreciation and amortization on radio station acquisitions consummated subsequent to September 30, 1999.

         LMA FEES. LMA fees increased $0.6 million, or 21.4%, to $3.7 million for the nine months ending September 30, 2000, from $3.1 million for the nine months ending September 30, 1999. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations subsequent to September 30, 1999.

         CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses increased $7.3 million, or 141.9%, to $12.5 million for the nine months ending September 30, 2000, compared to $5.2 million for the nine months ended September 30, 1999. The increase in corporate general and administrative expense was primarily attributable to $2.4 million of non-recurring expense recorded in the first nine months of 2000 related to severance costs, professional fees and other miscellaneous charges and the addition of corporate resources subsequent to September 30, 1999 to effectively manage the Company's growing radio station portfolio.

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

         The June, 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company's corporate administrative organization and employees in Atlanta. The program included severance and related costs, costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

         Total costs incurred as a result of the restructuring were $9.3 million, which include severance and related charges associated with the reduction in force, charges related to vacating leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses. As of September 30, 2000, $4.4 million remains accrued and is expected to be paid by the end of fiscal 2003.

         OTHER EXPENSE (INCOME). Interest expense, net of interest income, increased by $0.7 million, or 3.8%, to $18.0 million for the nine months ending September 30, 2000, compared to $17.3 million for the nine months ended September 30, 1999. This increase was primarily attributable to higher debt levels incurred to finance the Company's acquisitions, offset by higher interest income earned during the nine months ended September 30, 2000 on cash balances held as a result of capital raising activities subsequent to September 30, 1999.

         Other non-operating income (expense), net, increased by $67.3 million to $68.1 million for the nine months ending September 30, 2000, compared to $0.8 million for the nine months ending September 30, 1999. This increase was primarily attributable to the completion of the first phase of the asset exchange and sale agreement with Clear Channel Communications on August 25, 2000 and the related recognition of a non-recurring gain on the sale of assets of $68.1 million.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense was $6.4 million for the nine months ending September 30, 2000, compared to an income tax benefit of $4.6 million for the nine months ended September 30, 1999. Current year income tax expense was primarily attributable to the income before taxes generated by a gain on sale of assets mentioned above, offset by the realization of net operating loss carryforwards in Q1 and Q2 of 2000.

         PREFERRED STOCK DIVIDENDS, ACCRETION OF DISCOUNT AND PREMIUM ON REDEMPTION OF PREFERRED STOCK. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock decreased $3.3 million, or 22.8%, to $11.0 million for the nine months ending September 30, 2000, compared to $14.2 million for the nine months ended September 30, 1999. This decrease was attributable to the redemption of 43,750 shares of the Company's Series A Preferred Stock on October 1, 1999, resulting in a lower aggregate liquidation preference on the Company's Series A Preferred Stock subsequent to the redemption.

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock decreased $17.5 million to $5.9 million for the nine months ending September 30, 2000, compared to $23.4 million for the nine months ended September 30, 1999.

         BROADCAST CASH FLOW. As a result of the factors described above, Broadcast Cash Flow decreased $17.1 million, or 49.6%, to $17.3 million for the nine months ending September 30, 2000, compared to $34.4 million for the nine months ended September 30, 1999.

         EBITDA. As a result of the decrease in broadcast cash flow and the increase in corporate, general and administrative expenses described above, EBITDA decreased $24.4 million, or 83.4%, to $4.9 million for the nine months ending September 30, 2000, compared to $29.3 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal needs for funds in the future are expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that availability under our credit facility, cash generated from operations and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

         For the nine months ended September 30, 2000, net cash used in operations decreased $7.7 million, or 40.9%, to $11.1 million from net cash used in operations of $18.7 million for the nine months ended September 30, 1999. This decrease was the combined result of a reduction in net cash utilized for working capital and the change in deferred income taxes when compared to the nine months ended September 30, 1999 and the timing of payments associated with a one-time restructuring charge recorded in June 2000.

         For the nine months ended September 30, 2000, net cash used in investing activities increased $41.2 million, or 34.0%, to $162.4 million from $121.2 million for the nine months ended September 30, 1999. This increase is primarily due to current year acquisition activity and cash escrows posted on pending acquisitions.

         For the nine months ended September 30, 2000, net cash used from financing activities was $3.6 million compared to net cash provided of $317.2 million during the nine months ended September 30, 1999. This decrease in net cash provided from financing activities was the result of the equity offering in July of 1999 discussed below and the change in net proceeds from the credit facility for the nine months ending September 30, 1999 when compared to the nine months ending September 30, 2000

         On July 27, 1999, we completed a follow-on public stock offering of 9,664,000 shares of our Class A Common Stock for $22.919 per share, after underwriter's discounts and commissions. The net proceeds of the offering were approximately $221.5 million. We used the net proceeds from the offering to redeem a portion of our Series A Preferred Stock, repay the principal amount of indebtedness outstanding under our old credit facility and fund the completion of a portion of our pending acquisitions. We sold an additional 1,449,600 shares of our Class A common stock as a result of the exercise of underwriters' overallotment option, for $22.919 per share, resulting in $33.2 million additional net proceeds to Cumulus.

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

         Historical Acquisitions. During the nine months ended September 30, 2000, the Company completed 36 acquisitions across 18 markets having an aggregate purchase price of $172.0 million. In addition, the Company made escrow deposits totaling $56.1 million, and received proceeds of $166.2 million from the sale of radio station assets for the nine months ending September 30, 2000.

         On October 2, 2000 the Company completed the acquisition of 35 radio station across 9 markets from Connoisseur Communications for $ 257.8 million in cash. This transaction, which has been under contract since November 29, 1999 transfers ownership of the Connoisseur assets in Rockford, IL, Quad Cities, IL and IA, Waterloo-Cedar Falls, IA, Evansville, IN, Flint, MI, Muskegon, MI, Saginaw-Bay City-Midland, MI, Canton, OH, Youngstown-Warren, OH, to Cumulus. Four stations in the Evansville, IN market were immediately sold, and an agreement to sell the five stations in the Muskegon, MI market was reached as described below.

         To facilitate the Connoisseur closing, on October 2, 2000 the Company received $68.9 million in initial proceeds from the second phase of its previously announced asset exchange and sale to Clear Channel Communications (NYSE: CCU). As previously announced, this transaction transfers 30 stations from Columbus, GA, Mason City, IA, Mankato-New Ulm-St. Peter, MN, Rochester, MN, and Evansville, IN (acquired from Connoisseur) to Clear Channel. The transfer of the radio stations in Columbus, GA has not yet received FCC approval, and accordingly will be completed upon receipt of all applicable regulatory approvals. The parties have entered into an agreement pursuant to which Clear Channel will commence providing programming and marketing services to the Columbus stations.

         Additionally, the Company announced that it would also transfer to Clear Channel Communications 45 stations in 8 markets in exchange for 4 stations and cash in a transaction that will generate approximately $52.0 million in cash to Cumulus.

         Additional acquisitions have been subsequently completed in 2000 in 4 markets for an aggregate purchase price of $10.1 million. The sources of funds for these acquisitions were primarily the proceeds from the offering of the Company's equity securities.

         Cumulus will acquire the 4 former AMFM stations being divested by Clear Channel in Harrisburg, PA and approximately $52.0 million in cash, $15.0 million of which was received on October 2nd in an initial closing. Harrisburg becomes Cumulus' largest market. In return, Clear Channel will acquire 44 stations in Jonesboro, AR, Muskegon, MI (previously acquired from Connoisseur), Augusta, GA, Augusta-Waterville, ME, Florence/Muscle Shoals, AL, Tupelo, MS, Marion-Carbondale, IL, and Laurel-Hattiesburg, MS. This transaction is expected to close in the fourth quarter of 2000, subject to the approval of the Federal Communications Commission and the satisfaction of various closing conditions. The parties have entered into agreements pursuant to which Clear Channel will provide programming and marketing services to those Cumulus stations, and Cumulus will provide similar services to the former AMFM stations in Harrisburg, PA.

         Pending Acquisitions. The aggregate purchase price of the pending acquisitions other than the Connoisseur and Clear Channel transactions discussed above, is expected to be approximately $115.6 million, consisting of primarily cash, except in the case of the asset swap agreement with Clear Channel Communications which the Company originally announced on May 4, 2000 and amended and announced on July 25, 2000. We intend to finance the remaining pending acquisitions with cash on hand, the proceeds of the asset sales to Clear Channel described above, the proceeds of our credit facility or future credit facilities, and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing. We expect to consummate most of our pending acquisitions during the fourth quarter of 2000 and the first six months in 2001, although there can be no assurance that the transactions will be consummated within that time frame. In three of the markets in which there are pending acquisitions (Columbus-Starkville, MS; Wilmington, NC; and Topeka, KS;), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

         Sources of Liquidity. We financed our acquisitions primarily through the July 1999 and November 1999 equity financings described above and borrowings under our credit facilities. Our credit facility, with Lehman Brothers Inc. as arranger, Barclays Capital, as syndication agent, and Lehman Brothers Commercial Paper Inc., as administrative agent, consists of a seven-year revolving credit facility of $50.0 million, an eight-year term loan facility of $75.0 million and an eight and one-half year term loan facility of $50.0 million.

         On July 25, 2000 the Company received a waiver from its Lenders under its credit facility in order to allow the Company to complete the first phase of the asset exchange and sale with Clear Channel Communications. In this phase, the Company received radio station assets in Cedar Rapids, IA, Shreveport, LA and Melbourne, FL and $91.6 million in cash from Clear Channel in exchange for Company radio stations in Ann Arbor, MI, Chattanooga, TN, Eau Claire, WI, McAllen-Brownsville, TX and Salisbury-Ocean City, MD. This transaction subsequently closed on August 25, 2000.

         On August 29, 2000 the Company's ability to borrow under a $50 million revolving credit facility that would convert to a seven-year term loan expired in accordance with the terms of the Credit Agreement. The Company did not seek reinstatement of this facility.

         On September 27, 2000 the Company and its Lenders under the Credit Facility entered into the Third Amendment, Consent and Waiver to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the "Third Amendment"). The Third Amendment allows the Company to complete the second and third phases of the asset exchange and sale with Clear Channel Communications, the acquisitions of radio station assets from Connoisseur Communications Partners, L.P., Cape Fear Broadcasting and McDonald Media Inc. subject to the satisfaction of renegotiated financial covenants. The Third Amendment also modified the financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio, the consolidated interest coverage ratio, and the consolidated fixed charge coverage ratio commencing with the trailing four quarterly periods ending September 30, 2000. In addition to modifying certain financial covenants, the methodology for the calculation of these covenants was also modified. In consideration for entering into the Third Amendment, the Company paid the administrative agent a fee in the amount of $875,000 and the lenders a fee of $815,000. In addition, the applicable maximum Eurodollar Loan margin on Revolving Credit Loans was increased from 3.00% to 3.25%; the applicable maximum Eurodollar Loan margin on Term Loan B Loans was increased from 3.000% to 3.375%; and the applicable maximum Eurodollar Loan margin on Term Loan C Loans was increased from 3.125% to 3.50%. A copy of the Third Amendment is being filed with the Securities and Exchange Commission as an exhibit to this Quarterly Report on Form 10-Q.

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

         Subsequent to September 30, 2000, we issued and sold 250 shares of our Series B Preferred Stock at a purchase price of $10,000 per share, or an aggregate purchase price of $2,500,000. The proceeds were applied for working capital and other general corporate purposes. The Series B Preferred Stock ranks on parity with the Series A Preferred Stock, and the holders thereof are entitled to receive cumulative dividends at an annual rate equal to 12% of the liquidation preference per share, payable quarterly, in arrears. We may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series B Preferred Stock. The shares of Series B Preferred Stock are subject to mandatory redemption on October 3, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2000 approximately 43.8% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by $0.9 million for the nine months ending September 30, 2000. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         The Company had been named as a defendant in the following eleven class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al; and (8) Krim v. Cumulus Media Inc., et al; (9) Baldwin v. Cumulus Media, Inc., et al.; (10) Pabian v. Weening, et al.; and (11) Demers v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, have also been named as defendants. The complaints have all been filed in the United States District Court for the Eastern District of Wisconsin. They were filed as class actions on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between May 11, 1999 and April 24, 2000. In August 2000, the eleven actions were consolidated, and in October 2000, plaintiffs served an amended, consolidated complaint. The consolidated complaint alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seeks unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition as a result of the restatement on March 16, 2000 of the Company's results for the first three quarters of 1999. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of Cumulus Media stock was artificially inflated. Defendants response to the complaint is required to be served shortly.

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

Item 4.           Submission of Matters to a Vote of Security Holders

                  Not applicable.

Item 5.           Other Information

                  We currently anticipate that our next annual meeting of shareholders will be held in May 2001, and that the proxy statement relating to that annual meeting will be sent to shareholders on or about April 1, 2001. Accordingly, subject to the provisions of our Amended and Restated By-Laws and applicable laws, in order to be considered for inclusion in the proxy statement solicited by the Board of Directors, shareholder proposals for consideration at that annual meeting of shareholders must be received by us at our principal executive offices on or before December 2, 2000.

Item 6.                    Exhibits

         (a)   Exhibits

         10.1 Third Amendment, Consent and Waiver, dated September 27, 2000, to the Amended and Restated Credit Facility dated as of August 31, 1999

         27.1  Financial Data Schedule

         (b)   Reports on Form 8-K

         Current Report on Form 8-K dated October 16, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CUMULUS MEDIA INC.

Date: November 14, 2000        By: /s/ Martin R. Gausvik
                                   ------------------------------------
                                   Martin Gausvik

                                   Executive Vice President, Treasurer and Chief Financial Officer