Form 10-Q/A
period 2000-03-31
CUMULUS MEDIA INC
filed 2000-12-19
CIK 1058623

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


                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-24525


                               CUMULUS MEDIA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               ILLINOIS                                    36-4159663
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)


3535 Piedmont Road, Building 14, Fl 14, Atlanta, GA          30305
(Address of Principal Executive Offices)                   (ZIP CODE)


                                 (404) 949-0700



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


Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CUMULUS MEDIA INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                              (UNAUDITED)
                                                                     ---------------------------
                                                                     RESTATED
                                                                     ---------
                                                                     MARCH 31,      DECEMBER 31,
                                                                       2000             1999
                                                                     ---------      ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents........................................   $143,681         $219,581
  Accounts receivable, less allowance for doubtful accounts
    of $4,023 and $3,118 respectively..............................     52,493           53,521
  Prepaid expenses and other current assets........................      9,931            8,351
                                                                      --------         --------
     Total current assets..........................................    206,105          281,453
Property and equipment, net........................................     73,932           66,963
Intangible assets, net.............................................    546,176          526,784
Other assets.......................................................     69,291           39,688
                                                                      --------         --------
     Total assets..................................................   $895,504         $914,888
                                                                      ========         ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses............................   $ 19,648         $ 26,540
  Current portion of long-term debt................................         20               20
  Other current liabilities........................................      1,236            1,010
                                                                      --------         --------
     Total current liabilities.....................................     20,904           27,570
Long-term debt.....................................................    285,222          285,227
Other liabilities..................................................      2,087            1,977
Deferred income taxes..............................................      3,171            8,940
                                                                      --------         --------
     Total liabilities.............................................    311,384          323,714
                                                                      --------         --------
Series A Cumulative Exchangeable Redeemable Preferred Stock
  due 2009, stated value $1,000 per share, 102,702 shares
  issued and outstanding...........................................    106,263          102,732
                                                                      --------         --------
  Commitments and contingencies (Note 6)
Stockholders' equity:
  Class A common stock, par value $.01 per share; 50,000,000 shares authorized; 28,378,976 and 26,052,393 shares issued
    and outstanding................................................        284              261


  Class B common stock, par value $.01 per share; 20,000,000 shares  authorized;  4,479,343  and  6,629,343  shares issued
    and outstanding................................................         45               66
  Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 2,307,277 and 2,151,277 shares issued
    and outstanding...............................................         23               21
  Additional paid-in-capital.......................................    526,091          516,576
  Loan to officers.................................................     (9,984)              -
  Accumulated deficit..............................................    (38,602)         (28,482)
                                                                      --------         --------
     Total stockholders' equity....................................    477,857          488,442
                                                                      --------         --------
     Total liabilities and stockholders' equity....................   $895,504         $914,888
                                                                      ========         ========




           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                          (UNAUDITED)
                                               ---------------------------------
                                                 RESTATED
                                               --------------
                                                THREE MONTHS       THREE MONTHS
                                                    ENDED              ENDED
                                               MARCH 31, 2000     MARCH 31, 1999
                                               --------------     --------------

 Revenues................................          $51,854           $ 33,744
 Less: agency commissions................           (4,137)            (2,533)
                                                 ---------           --------
         Net revenues....................           47,717             31,211
 Operating expenses:
    Station operating expenses, excluding
       depreciation and amortization.....           42,303             26,776
    Depreciation and amortization........            9,897              7,060
    LMA fees.............................            1,179                539
 Corporate general and administrative....            4,684              1,674
                                                 ---------           --------
 Operating expenses......................           58,063             36,049
                                                 ---------           --------
 Operating loss..........................          (10,346)            (4,838)
                                                 ---------           --------
 Nonoperating income (expense):
    Interest expense.....................           (7,636)            (6,020)
    Interest income......................            2,092                139
    Other income (expense) net...........                1                 -
                                                 ---------           --------
       Nonoperating expenses, net........           (5,543)            (5,881)
                                                 ---------           --------
 Loss before income taxes................          (15,889)           (10,719)
 Income taxes............................            5,769              3,594
                                                 ---------           --------
 Net loss................................          (10,120)            (7,125)
 Preferred stock dividend................            3,528              4,545
                                                 ---------           --------
 Net loss attributable to common
   stockholders..........................         $(13,648)          $(11,670)
                                                 =========           ========
 Basic and diluted loss per share........         $   (.39)          $   (.59)
                                                 ---------           --------
 Weighted average common shares outstanding         35,057             19,737
                                                 =========           ========


           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               (UNAUDITED)
                                                                    ---------------------------------
                                                                        RESTATED
                                                                    --------------
                                                                     THREE MONTHS       THREE MONTHS
                                                                         ENDED              ENDED
                                                                    MARCH 31, 2000     MARCH 31, 1999
                                                                    --------------     --------------

Cash flows from operating activities:
Net loss..........................................................    $(10,120)          $ (7,125)
Adjustments to reconcile net loss to net cash provided by
operating activities:
      Depreciation................................................       2,884              1,617
      Amortization of goodwill, intangible assets and other assets       7,446              5,701
      Deferred Taxes..............................................      (5,769)            (3,594)


Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable............................................         843               (300)
   Prepaid expenses and other current assets......................       1,115             (1,625)
   Accounts payable and accrued expenses..........................      (3,532)            (5,278)
   Other assets...................................................      (2,324)              (169)
   Other liabilities..............................................        (312)              (107)
                                                                      --------           --------
      Net cash used in operating activities.......................      (9,769)           (10,880)
                                                                      --------           --------
Cash flows from investing activities:
   Acquisitions...................................................     (28,610)           (26,899)
   Escrow deposits on pending acquisitions........................     (27,491)              (401)
   Capital expenditures...........................................      (4,799)            (3,388)
   Other..........................................................      (1,695)              (624)
                                                                      --------           --------
        Net cash used in investing activities.....................     (62,595)           (31,312)
                                                                      --------           --------
Cash flows from financing activities:
   Proceeds from revolving line of credit.........................          -              30,000
   Payments on promissory notes...................................          (5)                (5)
   Payment of dividend on Series A Preferred Stock................      (3,530)                -
   Payments for debt issuance costs...............................          (1)                -
                                                                      --------           --------
      Net cash provided by (used in) financing activities.........      (3,536)            29,995
                                                                      --------           --------


(Decrease)increase in cash and cash equivalents..................      (75,900)           (12,197)
Cash and cash equivalents at beginning of period.................     $219,581           $ 24,885
Cash and cash equivalents at end of period.......................     $143,681           $ 12,688
Non-cash operating and financing activities:
   Trade revenue.................................................     $  2,666           $  2,198
   Trade expense.................................................        2,682              2,199
   Assets acquired through notes payable.........................        3,387              1,380


           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS


Operating results for the three month period ended March 31, 2000 has been restated to reflect the effect of the reversal of the valuation allowance established against deferred taxes during such periods and related recognition of a tax benefit.

The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statement of operations for the three month period ended March 31, 2000:

                                                                   Income(loss)                Net loss
   For the three                                                      before                 attributable
   months ended                    Net     Operating    Operating     income       Income      to common     Loss per
  March 31, 2000                revenues   expenses   income(loss)     taxes        taxes    stockholders      share
  --------------                --------   ---------  ------------ ------------    ------    ------------    --------

As previously reported.......   $47,717     $58,063     $(10,346)    $(15,889)          -      $(19,417)        $(.55)

Restatement associated with
  elimination of deferred tax
  asset valuation allowance..         -            -            -            -       5,769        5,769           .16
                                -------      -------     --------     --------      ------     --------         -----

As restated..................   $47,717      $58,063     $(10,346)    $(15,889)     $5,769     $(13,648)        $(.39)
                                =======      =======     ========     ========      ======     ========         =====


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

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

Current assets, other than cash......................................   $   354
Property and equipment ..............................................     5,603
Intangible assets ...................................................    26,497
Current liabilities .................................................      (457)
                                                                        -------
                                                                        $31,997
                                                                        =======

    The unaudited consolidated condensed pro forma results of operations data for the three months ended March 31, 2000 and 1999, as if all acquisitions completed during 1999 and during the first quarter of 2000 occurred at January 1, 1999, follow:

                                                             THREE MONTHS ENDED
                                                          ----------------------
                                                          MARCH 31,    MARCH 31,
                                                            2000         1999
                                                          ---------    ---------
Net revenues ...........................................   $ 56,502    $ 52,729
Operating loss .........................................     (7,090)     (4,024)
Net loss ...............................................     (8,169)     (6,325)
Net loss attributable to common stockholders ...........    (11,697)     (9,853)
                                                           ========    ========
Basic and diluted loss per common share (in dollars) ...   $   (.33)   $   (.28)

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

                                             MARCH 31, 2000    DECEMBER 31, 1999
                                             --------------    -----------------
Current assets ...........................     $ 94,038            $ 91,509
Noncurrent assets ........................      624,928             594,670
Current liabilities ......................       11,038              12,135
Noncurrent liabilities ...................       67,137              57,780

                                                    THREE MONTHS ENDED
                                              ----------------------------------
                                              MARCH 31, 2000      MARCH 31, 1999
                                              --------------      --------------
Net revenue ..............................     $ 44,565            $ 31,211
Operating expenses .......................       49,668              34,238
Operating loss ...........................       (5,145)             (3,042)
Net loss .................................       (5,145)             (3,042)

6. STOCKHOLDERS' EQUITY

    On February 2, 2000 the Company loaned each of Mr. Richard W. Weening, Executive Chairman and Mr. Lewis W. Dickey, Jr., Executive Vice-Chairman and President, $4,992, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to each purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00, which was the approximate market price for the Company's Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. Dickey which provide for the payment of interest at the greater of 9.0% or the maximum rate paid by the Company under its Credit Facility. Interest accrues on the notes from February 2, 2000 through December 31, 2003 and is payable on that date. All accrued and unpaid interest and the principal amount of the loans are due and payable in a lump sum on December 31, 2003. The note receivables of $4,992 have been classified as contra-equity at March 31, 2000 in the accompanying consolidated balance sheet.

    On February 23, 2000 BA Capital Company LP converted 2,150,000 Class B Common shares to Class A Common shares.

    On March 16, 2000 Quaestus Management Corporation converted 100,000 Class C Common shares to Class A Common shares.

7. EARNINGS PER SHARE

    The following table sets forth the computation of basic loss per share for the three month periods ended March 31, 2000 and 1999.

                                                            THREE MONTHS ENDED
                                                           ---------------------
                                                           RESTATED
                                                           --------
                                                           MARCH 31,   MARCH 31,
                                                             2000        1999
                                                          ----------   ---------
Numerator:
     Net loss ..........................................   $(10,120)   $ (7,125)
     Preferred stock dividend ..........................     (3,528)     (4,545)
                                                           --------    --------
     Numerator for basic earnings per share - income
        available for common stockholders ..............   $(13,648)   $(11,670)

Denominator:
     Denominator for basic earnings per share -
        weighted-average shares ........................     35,057      19,737
                                                           --------    --------

     Net loss per common share .........................   $   (.39)   $   (.59)
                                                           ========    ========

    During fiscal 1998 and 1999 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At March 31, 2000 there were options issued to purchase the following classes of common stock:

Options to purchase class A common stock ....................     2,114,309
Options to purchase class C common stock ....................     3,001,380

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

                                                     RESTATED
                                                  --------------
                                                  FOR THE THREE    FOR THE THREE
                                                  MONTHS  ENDED     MONTHS ENDED
                                                  MARCH 31, 2000   MARCH 31, 1999
                                                  --------------   --------------

STATEMENT OF OPERATIONS DATA:
Net broadcast revenue ........................       $ 47,717         $ 31,211
Stations operating expenses
  Excluding depreciation & amortization.......         42,303           26,776
Depreciation and amortization ................          9,897            7,060
LMA fees .....................................          1,179              539
Corporate expenses ...........................          4,684            1,674
  Operating (loss) ...........................        (10,346)          (4,838)
Interest expense (net) .......................         (5,544)          (5,881)
Net loss attributable to common stockholders..        (13,648)         (11,670)

OTHER DATA:
Broadcast cash flow (1) ......................          5,414            4,435
Broadcast cash flow margin ...................           11.3%            14.2%
EBITDA (2) ...................................            730            2,761

Cash flows related to:
  Operating activities .......................         (9,769)         (10,880)
  Investing activities .......................        (62,595)         (31,312)
  Financing activities .......................         (3,536)          29,995

Capital expenditures .........................       $  4,799         $  3,388



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

    INCOME TAXES. Income tax benefits increased by $2.2 million, or 60.5%, to $5.8 million for the three months ending March 31,

2000 compared to $3.6 million for the three months ended March 31, 1999. This increase was primarily attributable to the loss before income taxes, which increased $5.2 million to $15.9 million for the three month period ending March 31, 2000, as compared with a loss before income taxes of $10.7 million for the three month period ending March 31, 1999.

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

    NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock increased $2.0 million, or 16.9%, to $13.6 million for the three months ending March 31, 2000 compared to $11.7 million for the three months ended March 31, 1999.

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

    For the three months ended March 31, 2000, net cash used in operations decreased $1.1 million, or 10.2%, to $9.8 million from net cash used in operations of $10.9 million for the three months ended March 31, 1999. This decrease was due primarily to the increase in our net loss in 2000, as offset by the increase in noncash charges included in the net loss for the three months ended March 31, 2000, and the reduction in net cash utilized for working capital when compared to the three months ended March 31, 1999.

    For the three months ended March 31, 2000, net cash used in investing activities increased $31.3 million, or 99.9%, to $62.6 million from $31.3 million for the three months ended March 31, 1999. This increase was due primarily to a $27.0 million increase in cash used for escrow deposits for acquisitions for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999.

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


Item 2. Changes in Securities and Use of Proceeds

        No items to report

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

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



                                              CUMULUS MEDIA INC.

                   Date: December 19, 2000    By: /s/ Martin  R. Gausvik
                                              --------------------------
                                              Martin Gausvik
                                              Executive Vice President,
                                              Treasurer and
                                              Chief Financial Officer