Form 10-Q/A
period 2000-06-30
CUMULUS MEDIA INC
filed 2000-12-19
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Transition period from ________ to _________.

                        Commission File Number 000-24525

                               CUMULUS MEDIA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              ILLINOIS                                           36-4159663
   (State or Other Jurisdiction of                            (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

 3535 Piedmont Road, Building 14, Floor 14, Atlanta, GA            30305

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
 (UNAUDITED)

                                                                                         RESTATED
                                                                                         --------
                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2000           1999
                                                                                        ----------    ----------


               ASSETS
               Current assets:
                  Cash and cash equivalents.........................................    $  73,710       $ 219,581
                     Accounts receivable, less allowance for doubtful accounts
                     of $5,150 and $3,118 respectively..............................       61,444          53,521
                  Prepaid expenses and other current assets.........................        8,507           8,351
                                                                                        ---------       ---------
                       Total current assets.........................................      143,661         281,453
               Property and equipment, net..........................................       78,453          66,963
               Intangible assets, net...............................................      595,087         526,784
               Other assets.........................................................       74,762          39,688
                                                                                        ---------       ---------
                        Total assets................................................    $ 891,963       $ 914,888
                                                                                        =========       =========
               Liabilities and Stockholders' Equity
               Current liabilities:
                  Accounts payable and accrued expenses.............................    $  26,877       $  26,540
                  Current portion of long-term debt.................................           20              20
                  Other current liabilities.........................................          958           1,010
                                                                                        ---------       ---------
                       Total current liabilities....................................       27,855          27,570
               Long-term debt.......................................................      285,217         285,227
               Other liabilities....................................................        1,823           1,977
               Deferred income taxes................................................        2,326           8,940
                                                                                        ---------       ---------
                       Total liabilities............................................      317,221         323,714
                                                                                        ---------       ---------
               Series A Cumulative Exchangeable Redeemable Preferred Stock
                  due 2009, stated value $1,000 per share, 102,702 and 102,702 shares
                  issued and outstanding, respectively..............................      109,905         102,732
                                                                                        ---------       ---------
                     Commitments and contingencies (Note 7)
               Stockholders' equity:
                  Class A common stock, par value $.01 per share; 50,000,000
                     shares  authorized;  28,378,976 and 26,052,393  shares issued and        284             261
               outstanding..........................................................
                  Class B common stock, par value $.01 per share; 20,000,000
                     shares  authorized;  4,479,343  and  6,629,343  shares issued and         45              66
               outstanding..........................................................
                  Class C common stock, par value $.01 per share; 30,000,000
                     shares  authorized;  2,307,277  and  2,151,277  shares issued and         23              21
               outstanding..........................................................
               Additional paid-in-capital...........................................      522,153         516,576
                Loan to officers....................................................       (9,984)              -
               Accumulated deficit..................................................      (47,684)        (28,482)
                                                                                        ---------       ---------
                       Total stockholders' equity...................................      464,837         488,442
                                                                                        ---------       ---------
                       Total liabilities and stockholders' equity...................    $ 891,963       $ 914,888
                                                                                        =========       =========


           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
 (UNAUDITED)


                                                               RESTATED                            RESTATED
                                                             ------------                         ----------
                                                             THREE MONTHS       THREE MONTHS      SIX MONTHS      SIX MONTHS
                                                                 ENDED              ENDED            ENDED           ENDED
                                                             JUNE 30, 2000      JUNE 30, 1999    JUNE 30, 2000   JUNE 30, 1999
                                                             -------------      -------------    -------------   -------------

    Revenue...........................................         $ 68,095           $ 49,775         $ 119,950       $ 83,519
    Less: agency commissions:.........................           (5,468)            (3,929)           (9,606)        (6,462)
                                                               --------           --------         ---------       --------
    Net revenues......................................           62,627             45,846           110,344         77,057
    Operating expenses:
    Station operating expenses,  excluding  depreciation
      and amortization (including provision for doubtful
      accounts of $1,190, $511, $2,169 and
      $861 respectively)..............................           46,186             32,262            88,489         59,038
    Depreciation and amortization.....................           10,408              7,688            20,304         14,733
    LMA fees..........................................            1,663              1,097             2,842          1,651
    Corporate general and administrative..............            4,014              1,736             8,698          3,410
    Restructuring and other charges...................            9,296                 --             9,296             --
                                                               --------           --------         ---------       --------
    Operating expenses................................           71,567             42,783           129,629         78,832
                                                               --------           --------         ---------       --------
    Operating income (loss)...........................           (8,940)             3,063           (19,285)        (1,775)
                                                               --------           --------         ---------       --------
    Nonoperating income (expense):
         Interest expense.............................           (7,779)            (6,472)          (15,415)       (12,492)
         Interest income..............................            2,521                 82             4,613            221
         Other income (expense), net..................              (13)                (2)              (12)            (2)
                                                               --------           --------         ---------       --------
    Nonoperating expenses, net........................           (5,271)            (6,392)          (10,814)       (12,273)
                                                               --------           --------         ---------       --------
    Loss before income taxes..........................          (14,211)            (3,329)          (30,099)       (14,048)
    Income taxes......................................            5,128              1,116            10,897          4,710
                                                               --------           --------         ---------       --------
    Net loss..........................................           (9,083)            (2,213)          (19,202)        (9,338)
    Preferred stock dividend and accretion of discount            3,642              4,752             7,173          9,297
                                                               --------           --------         ---------       --------
    Net loss attributable to common stockholders......         $(12,725)          $ (6,965)        $ (26,375)      $(18,635)
                                                               ========           ========         =========       ========
    Basic and diluted loss per share..................         $   (.36)          $   (.35)        $    (.75)      $    (.94)
                                                               --------           --------         ---------       ---------
    Weighted average common shares outstanding........           35,166             19,737            35,111         19,737
                                                               ========           ========         =========       ========



           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLARS IN THOUSANDS)
 (UNAUDITED)


                                                                                        RESTATED
                                                                                        --------
                                                                                        SIX MONTHS     SIX MONTHS
                                                                                           ENDED          ENDED
                                                                                       JUNE 30, 2000  JUNE 30, 1999
                                                                                      -----------------------------

               Cash flows from operating activities:
               Net loss..........................................................        $ (19,202)     $ (9,338)
               Adjustments  to reconcile  net loss to net cash provided by operating activities:
                     Depreciation................................................            6,250         3,475
                     Amortization of goodwill, intangible assets and other assets           14,924        11,817
                     Provision for doubtful accounts.............................            2,169           861
                     Deferred Taxes..............................................          (10,897)       (4,710)
                     Non-cash restructuring charges..............................            9,296             -
               Changes in assets and liabilities, net of effects of acquisitions:
                  Accounts receivable............................................           (9,987)      (13,136)
                  Prepaid expenses and other current assets......................              203        (2,953)
                  Accounts payable and accrued expenses..........................           (1,674)          965
                  Other assets...................................................           (2,629)         (733)
                  Other liabilities..............................................             (261)         (174)
                                                                                         ---------      --------
                     Net cash used in operating activities.......................          (11,808)      (13,926)
                                                                                         ---------      --------
               Cash flows from investing activities:
                  Acquisitions...................................................          (34,561)      (41,933)
                  Escrow deposits on pending acquisitions........................          (86,160)          180
                  Capital expenditures...........................................           (7,431)       (5,907)
                  Other..........................................................           (2,313)           (2)
                                                                                         ---------      --------
                       Net cash used in investing activities.....................         (130,465)      (47,662)
                                                                                         ---------      --------
               Cash flows from financing activities:
                  Proceeds from revolving line of credit.........................                -        45,800
                  Payments on promissory notes...................................              (10)          (11)
                    Payment of dividend on Series A Preferred Stock..............           (3,530)            -
                  Payments for debt issuance costs...............................              (57)            -
                                                                                         ---------      --------
                     Net cash provided by (used in) financing activities.........           (3,597)       45,789
                                                                                         ---------      --------
               (Decrease) increase in cash and cash  equivalents.................         (145,870)      (15,799)
               Cash and cash equivalents at beginning  of period.................        $ 219,581      $ 24,885
               Cash and cash equivalents at end of period........................        $  73,710      $  9,086
               Non-cash operating and financing activities:
                  Trade revenue..................................................        $   3,402      $  4,717
                  Trade expense..................................................            3,376         4,724
                  Assets acquired through notes payable..........................              129         1,490



           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)

1. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Operating results for the three and six month periods ended June 30, 2000 have been restated to reflect the effect of the reversal of the valuation allowance established against deferred taxes during such periods and related recognition of a tax benefit.

The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statement of operations for the three and six month periods ended June 30, 2000:


                                                                     Income(loss)                Net loss
   For the three                                                        before                 attributable
   Months ended                    Net       Operating    Operating     income       Income      to common     Loss per
   June 30, 2000                revenues     expenses   income(loss)     taxes        taxes    stockholders      share
----------------------------------------------------------------------------------------------------------------------

As previously reported         $  62,627    $  71,567   $  (8,940)    $ (14,211)           --   $ (17,853)     $  (.51)

Restatement associated with
   elimination of deferred tax
   asset valuation allowance          --           --           --            --        5,128        5,128          .15
                                 -------      -------      -------       -------      -------      -------          ---

As restated                    $  62,627    $  71,567   $  (8,940)    $ (14,211)     $  5,128   $ (12,725)     $  (.36)
                               =========    =========   ==========    ==========     ========   ==========     ========




                                                                     Income(loss)                Net loss
    For the six                                                         before                 attributable
   Months ended                    Net       Operating    Operating     income       Income      to common     Loss per
   June 30, 2000                revenues     expenses   income(loss)     taxes        taxes    stockholders      share
----------------------------------------------------------------------------------------------------------------------

As previously reported         $ 110,344    $ 129,629  $  (19,285)    $ (30,099)           --   $ (37,272)    $  (1.06)

Restatement associated with
   elimination of deferred tax
   asset valuation allowance          --           --           --            --       10,897       10,897          .31
                                 -------      -------      -------       -------      -------      -------          ---

As restated                    $ 110,344    $ 129,629   $ (19,285)    $ (30,099)     $ 10,897   $ (26,375)     $  (.75)
                               =========    =========   ==========    ==========     ========   ==========     ========


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

An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below.

          Property and equipment..................          $ 7,481
          Intangible assets.......................           54,224
          Current liabilities.....................           (4,284)
                                                           --------
                                                           $ 57,421
                                                           ========

     The unaudited consolidated condensed pro forma results of operations data for the six months ended June 30, 2000 and 1999, as if all acquisitions completed during 1999 and during the first and second quarter of 2000 occurred at January 1, 1999, follow:


                                                          THREE MONTHS    THREE MONTHS        SIX MONTHS        SIX MONTHS
                                                             ENDED            ENDED             ENDED             ENDED
                                                            JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                                              2000             1999              2000              1999
                                                        ---------------- ----------------  ----------------     ----------

      Net revenues                                          $ 69,141         $ 69,711          $125,900          $123,295
      Operating income (loss)                               $  1,488         $  4,895          $ (6,062)         $    222
      Net loss                                              $ (2,857)        $   (808)         $(11,352)         $ (7,574)
      Net loss attributable to common stockholders          $ (6,499)        $ (4,450)         $(18,525)         $(14,747)
                                                            =========        =========         ========          ========
      Basic and diluted loss per common share (in           $  (0.18)        $  (0.13)        $   (0.53)        $   (0.42)
      dollars)                                              =========        =========        ==========        =========



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

     The following table depicts the amounts associated with and activity related to the June 2000 restructuring programs through August 11, 2000:

                                                      Asset Write-Off's   Paid Through    Unpaid Balance
                                       Restructure         Through         August 11,          as of
Expense Category                         Charge        August 11, 2000        2000        August 11, 2000
----------------                       -----------     ---------------    ------------    ---------------

Employee severance and related costs   $  978,365       $        -      $          -          $  978,365
Lease termination costs                 2,557,041                -                 -           2,557,041
Impaired leasehold improvements at
   Vacated facilities                     429,654          429,654                 -                   -
Office relocation subtotal              3,965,060          429,654                 -           3,535,406
                                       ----------        ---------      ------------          ----------
Internet asset write-off                4,849,023        4,099,988                 -             749,035
Internet lease termination costs          481,521                -                 -             458,183
Internet services subtotal              5,330,544        4,099,988                 -           1,230,556
                                       ----------       ----------      ------------          ----------
Restructure charge totals              $9,295,604       $4,529,642      $          -          $4,765,962
                                       ----------       ----------      ------------          ----------


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

     As of August 11, 2000, approximately $4.8 million in accrued restructuring costs remain related to the Company's June, 2000 restructuring programs. This balance is comprised of $1.0 million in employee severance and retention charges, $2.6 million in lease termination costs, $0.7 million related to amounts owed for software development and asset acquisitions related to capitalized Internet system and infrastructure assets, and $0.5 in Internet lease termination charges. The remaining portion of the unpaid balance is expected to be paid by the end of 2000, except for the Company's lease obligations at the vacated facilities in Milwaukee and Chicago. Lease obligations will be paid by the end of 2003.

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

                                                   June 30,         December 31,
                                                     2000               1999
                                                  ---------         ------------

                 Current assets..............     $ 110,066         $  91,509
                 Noncurrent  assets..........       685,779           594,670
                 Current liabilities.........        11,268            12,135
                 Noncurrent liabilities......        79,435            57,780



                                                        Three Months Ended                 Six Months Ended
                                                   ------------------------------    ------------------------------
                                                   June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                   -------------    -------------    -------------    -------------
                Net revenue..................        $ 58,649         $ 45,846         $103,214         $ 77,057
                Operating Expenses...........          41,227           32,262           80,107           59,038
                Income before extraordinary
                  item.......................           5,721            4,947              575            1,919
                Net income...................           5,721            4,947              575            1,919


7. EARNINGS PER SHARE

     The following table sets forth the computation of basic loss per share for the three and six month periods ended June 30, 2000 and 1999.


                                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                         ---------------------------            ----------------------------
                                                         JUNE 30,           JUNE 30,            JUNE 30,            JUNE 30,
                                                           2000               1999                2000                1999
                                                         --------           --------            --------            --------
                                                         RESTATED                               RESTATED
  Numerator:
     Net loss                                              (9,083)            (2,446)            (19,202)             (9,338)
     Preferred stock dividend                              (3,642)            (4,752)             (7,173)             (9,297)
                                                         --------           --------            --------            --------

     Numerator for basic earnings per share -
       income available for common stockholders           (12,725)            (6,965)            (26,375)            (18,635)
                                                         --------           --------            --------            --------


  Denominator:
     Denominator for basic earnings per
        Share - weighted-average shares                    35,166             19,737              35,111              19,737
                                                         --------           --------            --------            --------
     Net loss per common share                              (0.36)             (0.35)              (0.75)              (0.94)
                                                         --------           --------            --------            --------


     During fiscal 1998 and 1999 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At June 30, 2000 there were options issued to purchase the following classes of common stock:


Options to purchase class A common stock.......................................      2,114,309
Options to purchase class C common stock.......................................      3,001,380


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


                                                        RESTATED                              RESTATED
                                                     FOR THE THREE       FOR THE THREE       FOR THE SIX        FOR THE SIX
                                                     MONTHS ENDED        MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                                     JUNE 30, 2000       JUNE 30, 1999      JUNE 30, 2000      JUNE 30, 1999
                                                    ---------------     ---------------    ---------------    --------------
     OPERATING DATA:
     Net broadcast revenue                             $ 62,627            $ 45,846          $  110,344          $ 77,057
     Stations operating expenses
      excluding depreciation & amortization              46,186              32,262              88,489            59,038
     Depreciation and amortization                       10,408               7,688              20,304            14,733
     LMA fees                                             1,663               1,097               2,842             1,651
     Corporate expenses                                   4,014               1,736               8,698             3,410
     Restructuring and other charges                      9,296                   -               9,296                 -
     Operating income(loss)                              (8,940)              3,063             (19,285)           (1,775)
     Interest expense (net)                              (5,258)             (6,390)            (10,802)          (12,271)
     Net income (loss) attributable to common           (12,725)             (6,965)            (26,375)          (18,635)
      stock
     OTHER DATA:
     Broadcast cash flow (1)                             16,441              13,584              21,855            18,019
     Broadcast cash flow margin                            26.3%               29.6%               19.8%             23.4%
     EBITDA (2)                                          12,427              11,848              13,157            14,609

     Cash flows related to:
          Operating activities................                                                  (11,808)          (13,926)
          Investing activities................                                                 (130,465)          (47,662)
          Financing activities................                                                   (3,597)           45,789

     Capital expenditures.....................                                               $    7,431          $  5,907


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

     In addition, on a same station basis, net revenue for the 212 stations in 39 markets operated for at least a full year decreased $1.5 million or 3.3% to $43.6 million for the three months ending June 30, 2000, compared to net revenues of $45.1 million for the three month period ending June 30, 1999. The decrease in same station net revenue is the result of the Company's renewed commitment to improve the spot pricing structure across all of its market clusters, which will result in some moderate revenue declines in the next 90 to 180 days due to the Company's customer reluctance to pay higher spot rates in the near term.

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

     INCOME TAX EXPENSE (BENEFIT). Income tax benefits increased by $4.0 million, for the three months ending June 30, 2000, compared to $1.1 million for the three months ended June 30, 1999. This increase was primarily attributable to the increase in the Company's loss before income taxes, to $14.2 million, for the three months ending June 30, 2000 compared to the $3.3 million loss before income taxes for the three months ending June 30, 1999.

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

     NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock increased $5.8 million, or 82.7%, to $12.7 million for the three months ending June 30, 2000, compared to $7.0 million for the three months ended June 30, 1999.

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

     INCOME TAX EXPENSE (BENEFIT). Income tax benefits increased by $6.2 million to $10.9 million for the six months ending June 30, 2000, compared to $4.7 million for the six months ended June 30, 1999. This increase was primarily attributable to the loss before income taxes, which increased $16.0 million to $30.1 million for the six months ended June 30, 2000 compared to $14.1 million for the six months ended June 30, 1999.

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

     NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock increased $7.7 million, or 41.5%, to $26.4 million for the six months ending June 30, 2000, compared to $18.6 million for the six months ended June 30, 1999.

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

     For the six months ended June 30, 2000, net cash used in operations decreased $2.1 million, or 15.2%, to $11.8 million when compared to net cash used in operations of $13.9 million for the six months ended June 30, 1999. This decrease was due to the change in deferred taxes, combined with a reduction in net cash utilized for working capital when compared to the six months ended June 30, 1999 and the timing of payments associated with a one-time restructuring charge recorded in June 2000.

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

                                  CUMULUS MEDIA INC.

Date: December 19, 2000           By:    /s/  Martin R. Gausvik
                                         ----------------------------

                                         Martin Gausvik

                                         Executive Vice  President, Treasurer
                                         and Chief Financial Officer