Form 10-K405/A
period 1999-12-31
CUMULUS MEDIA INC
filed 2001-02-02
CIK 1058623

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


                               (AMENDMENT NO. 2)


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


                               3535 PIEDMONT ROAD


                             BUILDING 14, FLOOR 14


                               ATLANTA, GA 30305


                                 (404) 949-0700

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

     Not Applicable.

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
                                                                                         ========

     During the twelve months ended December 31, 1999, the Company managed, provided consulting services to, or operated the following stations under local marketing agreements ("LMA") or management or consulting agreements. During the LMA or management or consulting agreement periods, the Company did not own the FCC license or related assets of the stations. See the definition of the term "local marketing agreement" ("LMA") for further detail.

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


     Our stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. The FCC has authorized two companies to provide satellite digital audio service. Such service, when implemented, is expected to deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The FCC has also sought public comment on the introduction of terrestrial digital audio broadcasting (which is digital audio broadcasting delivered using earth based equipment rather than satellites). It is not known at this time whether any such digital technology may be used in the future by existing radio broadcast stations, either on existing or alternate broadcasting frequencies. In addition, as discussed below, the FCC recently authorized a new low power FM service which may compete with our stations for listeners and revenue. The delivery of information through the presently unregulated Internet also could create a new form of competition.


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

     Regulatory Approvals. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, financial qualifications of the licensee, the "character" of the licensee and those persons holding "attributable" interests in the licensee, and compliance with the Communications Act's limitation on non-U.S. ownership, as well as compliance with other FCC rules and policies, including programming and filing requirements. The FCC also reviews the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity as discussed below. Petitions to deny have been filed, and are currently pending against certain of the Company's acquisitions in four markets, alleging that those acquisitions would result in excessive market concentration or other violations of the Communications Act or FCC rules and polices. See "-- Antitrust and Market Concentration Considerations." Based on these petitions, the FCC could take action under the antitrust laws, including seeking the termination of an LMA agreement or halting the consummation of an acquisition of the Company. However, the Company has responded to the FCC on each petition filed and is confident that a favorable decision will be reached by the Commission. The Company believes no material risk of loss exists related to possible action taken by the Commission on the selected transactions.

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

                                                                           RESTATED
                                                                         ------------     PERIOD FROM
                                                              YEAR           YEAR        INCEPTION ON
                                                             ENDED          ENDED       MAY 22, 1997 TO
                                                          DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                              1999           1998            1997
                                                          ------------   ------------   ---------------
Net revenues............................................   $ 180,019      $  98,787        $  9,163
Station operating expenses excluding depreciation and
  amortization..........................................     133,328         72,154           7,147
Depreciation and amortization...........................      32,564         17,113           1,671
LMA fees................................................       4,165          2,404              --
Corporate general and administrative expenses(1)........       8,204          5,607           1,276
Non-cash stock compensation expense.....................          --             --           1,689
                                                           ---------      ---------        --------
Operating income (loss).................................       1,758          1,509          (2,620)
Net interest expense....................................      22,877         13,178             837
Loss before extraordinary item..........................     (13,622)        (9,445)         (3,578)
Extraordinary loss on early extinguishment of debt......          --         (1,837)             --
Preferred stock dividends, accretion of discount and
  redemption premium....................................      23,790         13,591             274
Net loss attributable to common stockholders............   $ (37,412)     $ (24,873)       $ (3,852)
Basic and diluted loss per common share.................   $   (1.50)     $   (1.55)       $   (.31)
OTHER FINANCIAL DATA:
Broadcast Cash Flow.....................................   $  46,691      $  26,633        $  2,016
EBITDA..................................................      38,487         21,026             740
Net cash used in operating activities...................     (13,664)        (4,653)         (1,887)
Net cash used in investing activities...................    (192,105)      (351,025)        (95,100)
Net cash provided by financing activities...............     400,445        378,990          98,560
BALANCE SHEET DATA:
Total assets............................................   $ 914,888      $ 514,363        $110,441
Long-term debt (including current portion)..............     285,247        222,767          42,801
Preferred stock subject to mandatory redemption.........     102,732        133,741          13,426
Stockholders' equity....................................     488,442        127,554          49,976

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

YEAR ENDED DECEMBER 31, 1999 VERSUS THE YEAR ENDED DECEMBER 31, 1998.

     Net Revenues. Net revenues increased $81.2 million, or 82.2%, to $180.0 million for the twelve months ended December 31, 1999 from $98.8 million for the twelve months ended December 31, 1998. This increase was primarily attributable to the acquisition of radio stations ($67.3 million) and revenues generated from local marketing, management and consulting agreements entered into during the year ended December 31, 1999 ($13.9 million).

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

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $61.2 million, or 84.5%, to $133.3 million for the twelve months ending December 31, 1999 from $72.2 million for the twelve months ending December 31, 1998. This increase was primarily attributable to the acquisition of radio stations ($51.2 million) and operating expenses incurred from local marketing, management and consulting agreements entered into during the year ended December 31, 1999 ($10.0 million).

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

     Depreciation and Amortization. Depreciation and amortization increased $15.5 million, or 90.2%, to $32.6 million for the twelve month period ending December 31, 1999 compared to $17.1 million for the twelve month period ending December 31, 1998. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated during 1999 ($4.4 million) and a full year of depreciation and amortization on radio station acquisitions consummated during 1998 ($11.1 million).

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

     Other Expense (Income). Interest expense, net of interest income, increased by $9.7 million, or 73.6%, to $22.9 million for the twelve months ending December 31, 1999 compared to $13.2 million for the twelve months ended December 31, 1998. This increase was primarily attributable to higher debt levels incurred to finance the Company's acquisitions (approximately $9.0 million of increase). Additionally, our borrowing rates increased 162.3 basis points over the second half of 1999 as a result of increases in the underlying Eurodollar Base Rate as defined in the Company's Credit Facility (approximately $0.7 million of increase).

     Income Tax Expense (Benefit). As part of the Company's year 2000 tax review, we determined that a portion of the income tax benefit recorded for fiscal 1998 related to the reversal of valuation allowance against deferred tax assets, should have been reflected as a reduction in goodwill in connection with purchase accounting for certain acquisitions. As a result, the Company has restated its 1998 results and recorded a reduction in goodwill and reversal of previously recorded income tax benefit of $3.3 million. The $4.6 million or 208.6% increase in the tax benefit for the year ended December 31, 1999 compared to the year ended December 31, 1998 is primarily attributable to 1) a $8.8 million, or 74.5%, increase in our loss before income taxes for the year ended December 31, 1999 compared to the year ended December 31, 1998 and 2) the reversal and recognition of $2.6 of income tax benefit previously recorded as a reduction in goodwill.

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

     Net Income (Loss) Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock increased $12.5 million, or 50.4%, to $37.4 million for the twelve months ending December 31, 1999 compared to $24.9 million for the twelve months ended December 31, 1998.

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

     The tangible and intangible assets associated with the above mentioned radio station acquisitions account for the majority of the increase in historical depreciation and amortization from $1.7 million in 1997 to $17.1 million in 1998. LMA fees paid increased $2.4 million to $2.4 million in 1998 versus the period from inception to December 31, 1997. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations during 1998.

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

     As part of the Company's year 2000 tax review, we determined that a portion of the income tax benefit recorded for the fiscal 1998 related to the reversal of valuation allowance against deferred tax assets, should have been reflected as a reduction in goodwill in connection with purchase accounting for certain acquisitions. As a result, the Company has restated its 1998 results and recorded a reduction in goodwill and reversal of previously recorded income tax benefit of $3.3 million. The $2.3 million dollar increase in the tax benefit for the year ended December 31, 1998 compared to the period from inception on May 22, 1997 to December 31, 1997 is primarily attributable to a $8.2 million increase in our loss before income taxes for the year ended December 31, 1998 compared to the period from inception on May 22, 1997 to December 31, 1997. See Restatement of Previously Issued Financial Statements below for additional detail on this matter.

     Preferred stock dividends increased $13.3 million as a result of the issuance of our Series A Preferred Stock on July 1, 1998. Additionally, on September 30, 1998, we recorded a one-time charge of $2.9 million associated with the accelerated accretion of discount on our 12% Class A Cumulative Preferred Stock that was exchanged for the Series A Preferred Stock.

     On March 2, 1998, we recorded an extraordinary loss of $1.8 million related to the write-off of previously capitalized debt issuance costs related to our old credit facility. For 1998 the net loss attributable to common stockholders (including an extraordinary loss of $1.8 million and the one-time charge of $2.9 million) was $24.9 million. The growth in Broadcast Cash Flow from $2.0 million in 1997 to $26.6 million in 1998 was primarily attributable to the growth in net revenues, partially offset by the growth in station operating expenses, excluding depreciation and amortization as described above.

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

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     As part of the Company's year 2000 tax review, we determined that a portion of the income tax benefit recorded for fiscal 1998 related to the reversal of valuation allowance against deferred tax assets, should have been reflected as a reduction in goodwill in connection with purchase accounting for certain acquisitions. As a result, the Company has restated its 1998 results and recorded a reduction in goodwill and reversal of previously recorded income tax benefit of $3.3 million.

     The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statements of operations for the year ended December 31, 1998:

                                                                INCOME(LOSS)               NET LOSS     EXTRAORDINARY     NET LOSS
    FOR THE YEAR                                    OPERATING      BEFORE                   BEFORE      LOSS ON EARLY   ATTRIBUTABLE
        ENDED                  NET      OPERATING    INCOME        INCOME      INCOME    EXTRAORDINARY  EXTINGUISHMENT   TO COMMON
  DECEMBER 31, 1998          REVENUES   EXPENSES     (LOSS)        TAXES        TAXES        ITEM          OF DEBT      STOCKHOLDERS
-----------------------      --------   ---------   ---------   ------------   -------   -------------  --------------  ------------
As previously
  reported.............      $98,787     $97,345     $1,442       $(11,738)    $(4,828)     $(6,910)       $(1,104)       $(21,605)
Revision to
  previously
  recorded amortization
  expense..............           --         (67)        67             67          --           67             --              67
Revision to
  previously
  recorded tax
  benefit..............           --          --         --             --       2,602       (2,602)          (733)         (3,335)
                             -------     -------     ------       --------     -------      -------        -------        --------
As restated............      $98,787     $97,278     $1,509       $(11,671)    $(2,226)     $(9,445)       $(1,837)       $(24,873)
                             =======     =======     ======       ========     =======      =======        =======        ========


    FOR THE YEAR
        ENDED             LOSS PER
  DECEMBER 31, 1998        SHARE
-----------------------   --------
As previously
  reported.............    $(1.34)
Revision to
  previously
  recorded amortization
  expense..............        --
Revision to
  previously
  recorded tax
  benefit..............     (0.21)
                           ------
As restated............    $(1.55)
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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company's present cash positions are expected to be sufficient to meet our capital needs through October 1, 2000. Beyond October 1, 2000, the Company will need to raise approximately $440.3 million, through additional equity and/or debt financing, asset sales or other to be identified sources, to fund its pending acquisitions. We believe that availability under our credit facility, cash generated from operations or future asset sales and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

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

     Pending Acquisitions. As of December 31, 1999, the Company was a party to various agreements to acquire stations across 35 markets for an aggregate purchase price of approximately $444.4 million. Between January 1, 2000 and March 31, 2000, the Company closed on the acquisition of 12 properties in 7 markets representing $28.9 million in purchase price, and signed additional asset purchase agreements for 6 transactions across 8 markets representing $168.6 in purchase price. We intend to fund the pending acquisitions, which are expected to approximate $584.0 million, with cash on hand, the proceeds of our Credit Facility or future credit facilities, and other to be identified sources. As of March 31, 2000, the Company believes it will need additional funding, above cash on hand, of approximately $440.3 million to complete the pending acquisitions. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing. In the event that the Company can not consummate these acquisitions because of breach of contract, the Company may be liable for approximately $67.2 million in purchase price.

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

     On August 31, 1999, the Company's existing $190.0 million senior credit facility was amended and restated to provide for aggregate principal commitments of $225 million. The amended facility consists of an eight-year term loan facility of $75 million, an eight and one-half year term loan facility of $50 million, a seven-year revolving credit facility of $50 million and revolving credit facility of $50 million that will convert to a seven-year term loan, at the option of the Company, 364 days from closing. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following closing. Under the terms of the facility, the Company drew down $125 million of the term loan facility on August 31, 1999, a portion of which was used to satisfy the principal amount of indebtedness on its preexisting credit facility with the same lender. As of December 31, 1999 and March 17, 2000, $125 million was outstanding under the term loan facilities.

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

     Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 10.625% as of December 31, 1999) plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 6.17% as of December 31, 1999) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At December 31, 1999 the Company's effective interest rate on term loan amounts outstanding under the credit facility was 9.22%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

     The following table sets forth certain information with respect to the directors and executive officers and managers of the Company as of December 31, 1999:

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

NON-EMPLOYEE DIRECTOR COMPENSATION

     Our directors who are not employees receive a fee of $1,000 for each Board meeting which they attend, plus out-of-pocket expenses incurred in connection with attendance at each such meeting. In addition, upon the completion of our initial public offering in July 1998, Mr. Everett received options to purchase a total of 30,000 shares of Class A common stock and Mr. Robison received options to purchase 50,000 shares of Class A common stock upon his appointment to the Board on August 30, 1999. BA Capital Company, L.P., which is entitled to designate one member to serve on the board of directors (with Mr. Sheridan currently serving in that capacity), and Mr. Everett were granted options to purchase an additional 10,000 shares of Class A common stock on August 30, 1999. Such options will be exercisable at the fair market value of the Class A common stock at the date of grant. These options will vest 20% per year with each option being fully exercisable five years from the date of grant, subject to acceleration under certain circumstances.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     The following table sets forth as of March 17, 2000 certain information regarding beneficial ownership of our Common Stock by (i) each person who is known to us to be the beneficial owner of more than five percent of the outstanding shares of common stock, (ii) each director, (iii) each of the five most highly compensated officers at December 31, 1999 and (iv) all directors and executive officers as a group.

                                          CLASS A                  CLASS B                  CLASS C
                                      COMMON STOCK(1)          COMMON STOCK(1)         COMMON STOCK(1)(2)
                                   ----------------------   ----------------------   ----------------------
                                    NUMBER                   NUMBER                   NUMBER                 PERCENTAGE OF
NAME                               OF SHARES   PERCENTAGE   OF SHARES   PERCENTAGE   OF SHARES   PERCENTAGE  VOTING CONTROL
----                               ---------   ----------   ---------   ----------   ---------   ----------  --------------
State of Wisconsin Investment
  Board(3).......................         --       --       3,240,619      72.3%            --        --           --
BA Capital Company, L.P.(4)......  2,826,246      9.9%        544,996      12.2%            --        --          5.5%
The Northwestern Mutual Life
  Insurance Company(5)...........         --       --         693,728      15.5%            --        --           --
CML Holdings, LLC(6).............    201,100      *                --        --      1,522,422      50.6%        30.0%
QUAESTUS Management
  Corporation(6).................    201,000      *                --        --        237,313       7.9%         5.0%
DBBC of Georgia, LLC(7)..........     95,000      *                --        --        291,542       9.7%         5.9%
Putnam Investment Management(8)..  2,640,425      9.3%             --        --             --        --          5.1%
Janus Capital Corporation(9).....  1,570,620      5.5%             --        --             --        --          3.1%
Richard W. Weening(10)...........    503,100      1.7%             --        --      2,239,493      84.2%        41.7%
Lewis W. Dickey, Jr.(10).........    191,740      *                --        --        771,300      29.0%        14.4%
John Dickey(11)..................     65,541      *                --        --             --        --          0.1%
William B. Bungeroth(11).........    135,466      *                --        --             --        --          0.3%
Richard J. Bonick(11)............     95,790      *                --        --             --        --          0.2%
Robert H. Sheridan, III..........         --       --              --        --             --        --           --
Ralph B. Everett(12).............      8,000      *                --        --             --        --          0.0%
Eric P. Robison(12)..............     10,000      *                --        --             --        --          0.0%
All Executive Officers and
  Directors, as a group (8
  persons).......................  1,009,637      3.5%             --        --      3,010,793     100.0%        53.1%

------------------

*     Indicates less than one percent

(1) Except upon the occurrence of certain events, holders of Class B Common Stock are not entitled to vote, whereas each share of Class A Common Stock entitles its holders to one vote and subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. The Class B common stock is convertible at any time, or from time to time, at the option of the holder of such Class B common stock (provided that the prior consent of any governmental authority required to make such conversion lawful shall have been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock or Class C Common Stock on a share-for-share basis; provided that the board of directors has determined that the holder of Class A Common Stock at the time of conversion would not disqualify the Company under, or violate, any rules and regulations of the FCC.

(2) Subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. The Class C common stock is convertible at any time, or from time to time, at the option of the holder of such Class C common stock (provided that the prior consent of any governmental authority required to make such conversion lawful shall have been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A common stock on a share-for-share basis; provided that the board of directors has determined that the holder of Class A Common Stock at the time of conversion would not disqualify the Company under, or violate, any rules and regulations of the FCC. In the event of the death of Richard W. Weening or Lewis W. Dickey, Jr. (each a "Principal") or the disability of a Principal which results in the termination of such Principal's employment, each share of Class C common stock held by such deceased or disabled Principal or any related party or affiliate of such deceased or disabled Principal shall automatically be converted into one share of Class A common stock.

(3) The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707. This information is based on a Schedule 13G dated February 10, 2000.

(4) The address of BA Capital Company, L.P. is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255. This information is based on a Schedule 13G dated December 3, 1999. Includes options to purchase 6,000 shares of Class A Common Stock exercisable within 60 days.

(5) The address of the Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. This information is based on a Schedule 13G dated February 2, 2000.

(6)  The address of CML Holdings LLC and QUAESTUS Management Corporation is
     111 East Kilbourn Avenue, Suite 2700, Milwaukee, Wisconsin 53211. This information is based on a Schedule 13G dated February 14, 2000. Mr. Weening exercises voting and dispositive power with respect to the shares of stock owned by CML Holdings, LLC and by QUAESTUS Management Corporation.

(7) The address of DBBC of Georgia, LLC is 3060 Peachtree Road, N.W., Suite 730, Atlanta, Georgia 30305. This information is based on a Schedule 13G dated February 14, 2000. Mr. Lewis W. Dickey, Jr. is the president of DBBC of Georgia, LLC.

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

(10) Represents beneficial ownership attributable to (A) Mr. Weening as a result of his controlling interests in QUAESTUS Management Corporation, which currently holds 201,000 shares of Class A Common Stock and 237,313 shares of Class C Common Stock, QUAESTUS Partner Fund, which currently holds 100,000 shares of Class A Common Stock, and CML Holdings, LLC, which currently holds 201,100 shares of Class A Common Stock and 1,522,422 shares of Class C Common Stock, and (B) Mr. L. Dickey as a result of his controlling interest in DBBC of Georgia, LLC, which currently holds 95,000 shares of Class A Common Stock and 291,542 shares of Class C Common Stock. Includes (i) options to purchase 351,758 shares of Class C Common Stock granted to each of Messrs. Weening and L. Dickey under our 1999 and 1998 Executive Stock Incentive Plan, and (ii) 30,000 shares of Class A Common Stock granted under the 1999 Stock Incentive Plan to each of Messrs. Weening and L. Dickey in lieu of a bonus in 1999. Mr. Weening disclaims beneficial ownership of shares owned by CML Holdings, LLC, QUAESTUS Management Corporation and QUAESTUS Partners Fund, except to the extent of his pecuniary interest therein. Mr. Lewis Dickey, Jr. disclaims beneficial ownership of shares owned by DBBC of Georgia, LLC except to the extent of his pecuniary interest therein.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Lewis W. Dickey, Jr. and John Dickey each have a 25% ownership interest in Stratford Research, Inc., an entity that provides programming and marketing consulting and market research services to the Company. Under an agreement with Stratford Research, Inc., Stratford Research, Inc. receives $25 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25 negotiable depending on competitive market conditions. Additionally, Stratford Research, Inc. will provide program-consulting services for contractually specified amounts over the three years of the agreement. It is management's belief that the contracted rates included in the agreement for program research services to be provided are favorable to the Company as compared with similar services provided by other unaffiliated parties in the industry. Total fees paid to Stratford Research by the Company during 1999 and 1998 were $4,407 and $2,735, respectively. Of these expenses paid in 1999 and 1998, $1,136 and $1,204 were capitalized as acquisition costs. The remaining expenses have been included as part of the station operating expenses in the statement of operations. At December 31, 1999 and 1998 amounts payable to Stratford Research, Inc. were approximately $261 and $371, respectively.

     QUAESTUS Management Corporation, an entity controlled by Mr. Weening, provides industry research, market support and due diligence support services, and transaction management for the Company's acquisitions and provides certain corporate finance and related services in support of the Company's treasury function. During 1999 and 1998, the Company paid QUAESTUS Management Corporation $1,394 and $1,423 respectively for acquisition, corporate finance, and business and systems development services. Under an agreement with QUAESTUS Management Corporation, QUAESTUS Management Corporation receives a specified rate per transaction between $15 and $60 depending on the number of FM stations acquired in the transaction, and conditioned on consummation of those transactions. In addition, the Company is obligated to reimburse QUAESTUS Management Corporation for all of its expenses incurred in connection with the performance of services under such agreement. It is management's belief that the contract rates included in the agreement for diligence support, transaction management and other services are favorable to the Company and are comparable to similar rates charged by unaffiliated parties in the market. Of the total payments made to QUAESTUS in 1999 and 1998, $807 and $1,223 were capitalized as acquisition costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31,

1999 and 1998 amounts payable to Quaestus Management Corporation were approximately $108 and $78. In addition, QUAESTUS Management Corporation and the Company share certain office facilities and administrative services, on a pro rata basis according to usage.

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

     On February 2, 2000 the Company loaned each of Mr. Weening and Mr. Dickey $4,992, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each which was the approximate market price for the Company's Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. Dickey which provide for the payment of interest at the greater of 9.0% or the maximum rate paid by the Company under its Credit Facility. Interest accrues on the notes from February 2, 2000 through December 31, 2003 and is payable on that date. All accrued and unpaid interest and the principal amount of the loans are due and payable in a lump sum on December 31, 2003. As of March 31, 2000, the original principal of $4,992 plus accrued interest remains outstanding from both Mr. Weening and Mr. Dickey.

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
          Report of Independent Accountants
     2.
          Financial Statements and Financial Statement Schedule
     3.
          The Financial Statements and Financial Statement Schedule
          listed in
          the index to Consolidated Financial Statements of Cumulus
          Media
          Inc. that appear on page F1 of this Report on Form 10-K are filed
          as a part of this Report.
          Exhibits
     4.
          The exhibits to this Report on Form 10-K are listed under
          item 14(c) below.
(b)       Reports on Form 8-K:

          (1)  Current Report on Form 8-K, filed with the Commission on November
               3, 1999, reporting, under Item 5, (A) the completion of (i) the acquisition of six radio stations from Phillips Broadcasting
               Company, Inc., (ii) the acquisition of five radio stations from HMH Broadcasting Inc. and (iii) the acquisition of the capital stock of Calendar Broadcasting, Inc., and (B) the execution of agreements to acquire (i) radio station assets from Coast Radio, L.L.C. and (ii) radio station assets from Cape Fear Broadcasting
               Company (and affiliated entities).

               The following financial statements were included in the Form 8-K:

               (A) HMH Broadcasting, Inc.

               Report of Independent Accountants

               Financial Statements:
                    Balance Sheets as of June 30, 1999 (unaudited) and
                         December 31, 1998

                    Statements of Operations for six months ended June 30, 1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Statement of Changes in Shareholders' Equity for the year
                         ended December 31, 1998

                    Statements of Cash Flows for the six months ended June 30,
                         1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Notes to Financial Statements

               (B)  Phillips Broadcasting Company, Inc.

               Report of Independent Accountants

                    Financial Statements:
                    Balance Sheets as of June 30, 1999 and December 31, 1998
                         (unaudited)

                    Statements of Operations and Retained Earnings for the six
                         months ended June 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Statements of Cash Flows for the six months ended June 30,
                         1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Notes to Financial Statements

               (C)  Cape Fear Broadcasting Company

               Report of Independent Accountants

                    Financial Statements:

                    Balance Sheets as of June 30, 1999 (unaudited) and
                         December 31, 1998

                    Statements of Operations for the six months ended June
                         30, 1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Statement of Changes in Shareholders' Equity for the year
                         ended December 31, 1998

                    Statements of Cash Flows for the six months ended June 30,
                         1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Notes to Financial Statements


               (D)  C.F. Radio, Inc.

               Report of Independent Accountants

               Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                         and December 31, 1998

                    Consolidated Statements of Operations for the six
                         months ended June 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Consolidated Statement of Changes in Shareholders' Equity
                         for the year ended December 31, 1998

                    Consolidated Statements of Cash Flows for the six months
                         ended June 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Notes to Consolidated Financial Statements


               (E)  Calendar Broadcasting, Inc. and Subsidiaries

               Independent Auditors Report

               Consolidated Financial Statements:

                    Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                         and December 31, 1998

                    Consolidated Statements of Operations for the six
                         months ended June 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Consolidated Statements of Stockholders' Equity for the six
                         months ended June 30, 1999 (unaudited) and for the year ended December 31, 1998

                    Consolidated Statements of Cash Flows for the six months
                         ended June 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Notes to Consolidated Financial Statements


               (F)  Coast Radio L.L.C.

               Report of Independent Accountants

               Financial Statements:

                    Balance Sheets as of June 30, 1999 (unaudited) and
                         December 31, 1998

                    Statements of Operations for the six months ended June 30,
                         1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Statement of Changes in Members' Equity for the year ended
                         December 31, 1998

                    Statements of Cash Flows for the six months ended June 30,
                         1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Notes to Financial Statements

               (G) Pro Forma Financial Information.

                    Cumulus Media Inc. Unaudited Pro Forma Statement of
                         Operations for the Year Ended December 31, 1998.

                    Cumulus Media Inc. Unaudited Pro Forma Balance Sheet as of
                         June 30, 1999 and Unaudited Pro Forma Statement of
                         Operations for the Six Months Ended June 30, 1999.

          (2)  Amendment No. 1 to Current Report on Form 8-K, filed on November
               16, 1999, amending, under Item 5, the Form 8-K filed on November
               3, 1999, to include the following additional financial statements:

               (A)  Cape Fear Broadcasting Company

               Report of Independent Accountants

               Financial Statements:

                    Balance Sheets as of September 30, 1999 (unaudited) and
                         December 31, 1998

                    Statements of Operations for the nine months ended
                         September 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Statement of Changes in Shareholders' Equity for the year
                         ended December 31, 1998

                    Statements of Cash Flows for the nine months ended
                         September 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Notes to Financial Statements


               (B) C.F. Radio, Inc.

               Report of Independent Accountants

               Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 30, 1999
                         (unaudited) and December 31, 1998

                    Consolidated Statements of Operations for the nine
                         months ended September 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Consolidated Statement of Changes in Shareholders' Equity
                         for the year ended December 31, 1998

                    Consolidated Statements of Cash Flows for the nine months
                         ended September 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Notes to Consolidated Financial Statements


               (C)  Calendar Broadcasting, Inc. and Subsidiaries

               Independent Auditors Report

               Consolidated Financial Statements:

                    Consolidated Balance Sheets as of September 30, 1999
                         (unaudited) and December 31, 1998

                    Consolidated Statements of Operations for the nine months
                         ended September 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1999 (unaudited) and for the year ended December 31, 1998

                    Consolidated Statements of Cash Flows for the nine months
                         ended September 30, 1999 and 1998 (unaudited) and for the year ended December 31, 1998

                    Notes to Consolidated Financial Statements

               (D)  Coast Radio L.L.C.

               Report of Independent Accountants

               Financial Statements:

                    Balance Sheets as of September 30, 1999 (unaudited) and
                         December 31, 1998

                    Statements of Operations for the nine months ended September
                         30, 1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Statement of Changes in Members' Equity for the year ended
                         December 31, 1998

                    Statements of Cash Flows for the nine months ended September
                         30, 1999 and 1998 (unaudited) and for the year ended
                         December 31, 1998

                    Notes to Financial Statements

          (3)  Current Report on Form 8-K, filed with the Commission on
               December 2, 1999, reporting, under Item 5, the execution of agreements to acquire radio station assets from Connoisseur
               Communications Partners, L.P. (and related entities).


(c)  Exhibits:

 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
 2.1       Local Programming and Marketing Agreement dated December 17,
           1997 between Cumulus Broadcasting, Inc. and New Frontier
           Communications, Inc. (incorporated herein by reference to
           Exhibit 2.1 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.2       Local Programming and Marketing Agreement dated January
           1,1998 between Cumulus Broadcasting, Inc. and Westwind
           Broadcasting, Inc. (incorporated herein by reference to
           Exhibit 2.2 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.3       Local Marketing Agreement dated February 10, 1998 between
           Cumulus Broadcasting, Inc. and Wiskes/Abaris Communications
           KQIZ Partnership. (incorporated herein by reference to
           Exhibit 2.3 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.4       Time Brokerage Agreement dated December 15, 1997 between
           Cumulus Broadcasting, Inc. and Clearly Superior Radio, LLC.
           (incorporated herein by reference to Exhibit 2.4 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-
           48849))
 2.5       Local Marketing Agreement dated February 16, 1998 between
           Cumulus Broadcasting, Inc. and Lyle Evans d/b/a Brillion
           Radio Company. (incorporated herein by reference to
           Exhibit 2.5 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.6       Program Service and Time Brokerage Agreement dated October
           31, 1997 between Cumulus Broadcasting, Inc. and Tallahassee
           Broadcasting Company. (incorporated herein by reference to
           Exhibit 2.6 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.7       Local Marketing Agreement dated January 14, 1998 between
           Cumulus Broadcasting, Inc. and Savannah Communications LP.
           (incorporated herein by reference to Exhibit 2.7 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-
           48849))
 2.8       Local Programming and Marketing Agreement dated December 23,
           1997 between Cumulus Broadcasting, Inc. and Lewis
           Broadcasting Corporation. (incorporated herein by reference to
           Exhibit 2.8 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.9       Local Marketing Agreement dated February 16, 1998 between
           Cumulus Broadcasting, Inc. And Jon A. LeDuc. (incorporated herein by reference to Exhibit 2.9 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
2.10       Program Services and Time Brokerage Agreement dated February
           12, 1998 between Cumulus Broadcasting, Inc. and Pamplico
           Broadcasting, LP. (incorporated herein by reference to
           Exhibit 2.10 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
2.11       Asset Purchase Agreement dated December 1, 1997 among
           Cumulus Broadcasting, Inc., Cumulus licensing Corporation
           and West Jewell Management, Inc. (incorporated herein by reference to
           Exhibit 2.11 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
2.12       Asset Purchase Agreement dated October 30, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and KIKR Inc. (incorporated herein by reference to
           Exhibit 2.12 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
2.13       Asset Purchase Agreement dated December 5, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and Wiskes/Abaris Communications KQIZ Partnership
           (incorporated herein by reference to Exhibit 2.13 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-
           48849))
2.14       Asset Purchase Agreement dated January 30, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Pacific Broadcasting of Beaumont, Inc., Beaumont Skyware
           Inc., and Richard Dames. (incorporated herein by reference to
           Exhibit 2.14 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
2.15       Asset Purchase Agreement dated December 30, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and Sovereign Communications Corporation. (incorporated herein by reference to Exhibit 2.15 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))

 NO.       DESCRIPTION OF EXHIBIT
---        ----------------------
2.16       Asset Purchase Agreement dated December 19, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Tryon-Seacoast
           Communications, Inc., Seacoast Broadcasting, Inc., and Kennebec-Tryon
           Communications Corp. (incorporated herein by reference to Exhibit 2.16 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
2.17       Asset Purchase Agreement dated February 18, 1998 among Cumulus
           Broadcasting. Inc. Cumulus Licensing Corporation, and George H. Buck.
           Jr. d/b/a WHSC Radio.  (incorporated herein by reference to Exhibit 2.17 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
2.18       Asset Purchase Agreement dated February 12, 1998 among Cumulus
           Broadcasting. Inc., Cumulus Licensing Corporation and Pamplico
           Broadcasting, LP.  (incorporated herein by reference to Exhibit 2.18 of
           Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.19       Asset Purchase Agreement dated October 8. 1997 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation, Connor FM
           Broadcasting Co., Connor Broadcasting Corp., J. Parker Connor and
           Susan C. Connor.  (incorporated herein by reference to Exhibit 2.19 of
           Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.20       Stock Purchase Agreement dated December 17, 1997 among Cumulus
           Holdings, Inc., Tommy R. Vascocu, Elizabeth L. Young, Michael L.
           Owens, Alan Owens, Robert Podolsky, Larry Daniels, Sonja Erskine, and
           Jeffrey D. Erskine.  (incorporated herein by reference to Exhibit 2.20 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
2.21       Stock Purchase Agreement dated February 17, 1998 among Cumulus
           Holdings, Inc. and John M. Borders, Don L. Turner, Jerry Goos and
           Kan-D Land, Inc.  (incorporated herein by reference to Exhibit 2.21 of
           Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.22       Asset Purchase Agreement dated December 15, 1997 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation, Clearly Superior
           Radio. L.L.C., 3-D Communications Corporation and Dennis F.
           Doelitzsch.  (incorporated herein by reference to Exhibit 2.22 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.23       Asset Purchase Agreement dated February 12, 1998 among Cumulus
           Broadcasting. Inc., Cumulus Licensing Corporation and Lyle R. Evans
           d/b/a Brillion Radio Company.  (incorporated herein by reference to
           Exhibit 2.23 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
2.24       Asset Purchase Agreement dated January 14, 1998 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation and Savannah
           Communications, LP.  (incorporated herein by reference to Exhibit 2.24 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
2.25       Asset Purchase Agreement dated December 23, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Lewis
           Broadcasting Corporation.  (incorporated herein by reference to
           Exhibit 2.25 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
2.26       Asset Purchase Agreement dated February 12, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Jon A. LeDuc and
           American Communications Company, Inc.  (incorporated herein by reference to Exhibit 2.26 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
2.27       Asset Purchase Agreement dated January 27,1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Lesnick
           Communications, Inc. and Mrs. Betty Carey.  (incorporated herein by reference to Exhibit 2.27 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
2.28       Asset Purchase Agreement dated October 29, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Big Country
           Broadcasting, Inc., and Tye Broadcasting, Inc.  (incorporated herein by reference to Exhibit 2.28 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
2.29       Asset Purchase Agreement dated October 29, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Arbor Radio,
           LP.  (incorporated herein by reference to Exhibit 2.29 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.30       Asset Purchase Agreement dated March 5, 1997 between Wilks
           Broadcasting Acquisitions, Inc. and Cumulus Media, LLC.
           (incorporated herein by reference to Exhibit 2.30 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.31       Asset Purchase Agreement dated August 15, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and M & M Partners.
           (incorporated herein by reference to Exhibit 2.31 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.32       Stock Purchase Agreement dated October 16, 1997 between Cumulus
           Holdings, Inc. and Philip T. Kelly.  (incorporated herein by reference to Exhibit 2.32 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
2.33       Stock Purchase Agreement dated November 7, 1997 between Cumulus
           Holdings, Inc. and James Maurer.  (incorporated herein by reference to Exhibit 2.33 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
2.34       Asset Purchase Agreement dated October 29, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Carolina
           Broadcasting. Inc., and Georgetown Radio, Inc.  (incorporated herein by reference to Exhibit 2.34 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
2.35       Asset Purchase Agreement dated October 9, 1997 among Seacoast Radio
           Company, LLC., Cumulus Broadcasting, Inc. and Cumulus Licensing
           Corporation.  (incorporated herein by reference to Exhibit 2.35 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.36       Asset Purchase Agreement dated October 9, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Sunny
           Broadcasters, Inc.  (incorporated herein by reference to Exhibit 2.36 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))


 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
2.37       Asset Purchase Agreement dated June 26, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Venice Michel and
           Venice Broadcasting Corporation.  (incorporated herein by reference to Exhibit 2.37 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))

2.38       Agreement of Sale dated September 4, 1997 among Cumulus Broadcasting,
           Inc., Cumulus Licensing Corporation and Medical College of Georgia
           Foundation.  (incorporated herein by reference to Exhibit 2.38 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.39 Program Service and Time Brokerage Agreement dated August 18, 1997 between Cumulus Broadcasting, Inc. and Tally Radio, LLC.
           (incorporated herein by reference to Exhibit 2.39 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.40 Asset Purchase Agreement dated August 18, 1997 among Tally Radio, LLC and Cumulus Broadcasting, Inc. and Cumulus Licensing Corporation.
           (incorporated herein by reference to Exhibit 2.40 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.41       Asset Purchase Agreement dated August 18, 1997 among HVS Partners and
           Cumulus Broadcasting, Inc. and Cumulus Licensing Corporation.
           (incorporated herein by reference to Exhibit 2.41 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.42       Asset Purchase Agreement dated August 25, 1997 among HVS Partners and
           Cumulus Broadcasting, Inc. and Cumulus Licensing Corporation.
           (incorporated herein by reference to Exhibit 2.42 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.43       Letter Agreement dated January 16, 1998 between Benchmark Radio
           Acquisition Fund IV Limited Partnership, Cumulus Broadcasting, Inc.
           and Cumulus Licensing Corp. (incorporated herein by reference to Exhibit 2.43 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))

2.44 WZNY Agreement of Sale dated September 4, 1997 among George G. Weiss and Cumulus Broadcasting, Inc. and Cumulus Licensing Corporation.
           (incorporated herein by reference to Exhibit 2.44 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.45       Asset Purchase Agreement dated May 1, 1997 between HVS Partners and
           Cumulus Media, LLC.  (incorporated herein by reference to Exhibit 2.45 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))

2.46       Asset Purchase Agreement dated April 30, 1997 among Hara
           Broadcasting, Inc. and DLM Communications, Inc. and Cumulus Media,
           LLC.  (incorporated herein by reference to Exhibit 2.46 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.47       Asset Purchase Agreement dated June 24, 1997 among 62nd Street
           Broadcasting of Toledo, LLC, 62nd Street Broadcasting of Toledo
           License, LLC, 62nd Street Broadcasting, LLC, Cumulus Broadcasting,
           Inc. and Cumulus Licensing Corporation. (incorporated herein by reference to Exhibit 2.47 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))

2.48       Local Marketing Agreement dated February 15, 1998 among Cumulus
           Broadcasting, Inc., Pacific Broadcasting of Beaumont, Inc., and
           Beaumont Skyware Inc.  (incorporated herein by reference to Exhibit 2.48 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))

2.49       Local Marketing Agreement dated December 31, 1997 between Cumulus
           Broadcasting, Inc. and Sovereign Communications Corporation and
           Madison Radio Group Inc.  (incorporated herein by reference to
           Exhibit 2.49 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))

2.50       Asset Purchase Agreement dated March 23, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Communications
           Corporation.  (incorporated herein by reference to Exhibit 2.50 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.51       Purchase Agreement dated November 20, 1996 between IQ Radio, Inc. and
           Taylor Country Broadcasting, Inc. (incorporated herein by reference to Exhibit 2.51 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))

2.52       Assignment and Assumption Agreement dated January 20, 1998 among
           Taylor Country Broadcasting, Inc., Cumulus Licensing Corp. and
           Cumulus Broadcasting, Inc. (incorporated herein by reference to Exhibit 2.52 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))

2.53       Asset Purchase Agreement dated January 2, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Westwind
           Broadcasting Inc. (incorporated herein by reference to Exhibit 2.53 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.54       Asset Purchase Agreement dated March 16, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and P and T
           Broadcasting, Inc.  (incorporated herein by reference to Exhibit 2.54 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))

2.55       Asset Purchase Agreement dated March 1998 among Cumulus Broadcasting,
           Inc., Cumulus Licensing Corporation and Crystal Radio Group, Inc.
           (incorporated herein by reference to Exhibit 2.55 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.56       Asset Purchase Agreement dated March 1998 among Cumulus Broadcasting,
           Inc., Cumulus Licensing Corporation and Ocmulgee Broadcasting Co.,
           Inc.  (incorporated herein by reference to Exhibit 2.56 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.57       Local Marketing Agreement dated March 16, 1998 between Cumulus
           Broadcasting, Inc. and Phoenix Broadcast Partners, Inc.
           (incorporated herein by reference to Exhibit 2.57 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

2.58       Asset Purchase Agreement dated February 1997 between Cumulus Media,
           LLC and Value Radio Corporation (WVBO-FM/WOSH-FM/WOGB-FM).
           (incorporated herein by reference to Exhibit 2.58 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))


 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
2.59       Asset Purchase Agreement dated February 1997 between Cumulus Media,
           LLC and Value Radio Corporation (WUSW-FM/WNAM-AM).  (incorporated herein by reference to Exhibit 2.59 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
2.60       Asset Purchase Agreement dated February 26, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Mustang
           Broadcasting Company.  (incorporated herein by reference to Exhibit 2.60 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
2.61       Asset Purchase Agreement dated March 1998 among Cumulus Broadcasting,
           Inc., Cumulus Licensing Corporation, Robert Brooks d/b/a Brooks
           Broadcasting Company and K-Country, Inc.  (incorporated herein by reference to Exhibit 2.61 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
2.62       Asset Purchase Agreement dated March 24, 1998 among WSEA, Inc.,
           Cumulus Broadcasting, Inc., and Cumulus Licensing Corporation.
           (incorporated herein by reference to Exhibit 2.62 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.63       Asset Purchase Agreement dated March 30, 1998 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation and Mountain
           Wireless, Inc.  (incorporated herein by reference to Exhibit 2.63 of
           Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
2.64       Asset Purchase Agreement dated February 5, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Castle
           Broadcasting Limited Partnership.  (incorporated herein by reference to Exhibit 2.64 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
2.65       Asset Purchase Agreement dated March 5, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Missouri River
           Broadcasting, Inc. and JKJ Broadcasting, Inc.  (incorporated herein by reference to Exhibit 2.65 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
2.66       Asset Purchase Agreement dated March 11, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Clarendon
           Country Broadcasting, Co., Inc.  (incorporated herein by reference to
           Exhibit 2.66 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
2.67       Asset Purchase Agreement dated April 1998, among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, and Phoenix
           Broadcast Partners, Inc.  (incorporated herein by reference to
           Exhibit 2.67 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
2.68       Stock Purchase Agreement dated January 9, 1998 between Cumulus
           Holdings, Inc. and Robert Lowder.  (incorporated herein by reference to Exhibit 2.68 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
2.69       Asset Purchase Agreement dated February 19, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, James Ingstad
           Broadcasting, Inc., Hometown Wireless, Inc., Radio Iowa Broadcasting,
           Inc. and Ingstad Mankato, Inc.  (incorporated herein by reference to
           Exhibit 2.69 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
 3.1       Articles of Incorporation of Cumulus Media Inc.  (incorporated herein by reference to Exhibit 3.1 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 3.2       Forum of Amended and Restated Articles of Incorporation of Cumulus
           Media Inc.  (incorporated herein by reference to Exhibit 3.2 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
 3.3       Bylaws of Cumulus Media Inc.  (incorporated herein by reference to
           Exhibit 3.3 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
 3.4       Form of Amended and Restated Bylaws of Cumulus Media Inc.
           (incorporated herein by reference to Exhibit 3.4 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
 3.5       Form of Certificate of Designation with respect to Series A
           Cumulative Exchangeable Redeemable Preferred Stock Due 2009.
           (incorporated herein by reference to Exhibit 3.5 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
 3.6       Articles of Incorporation of Forjay Broadcasting Corporation.
           (incorporated herein by reference to Exhibit 3.6 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
 3.7       Bylaws of Forjay Broadcasting Corporation.  (incorporated herein by reference to Exhibit 3.7 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 3.8       Articles of Incorporation of Minority Radio Associates, Inc.
           (incorporated herein by reference to Exhibit 3.8 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
 3.9       Bylaws of Minority Radio Associates, Inc.  (incorporated herein by reference to Exhibit 3.9 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
3.10       Memorandum of Association of GEM Radio Five Ltd.  (incorporated herein by reference to Exhibit 3.10 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
3.11       Articles of Association of GEM Radio Five Ltd.  (incorporated herein by reference to Exhibit 3.11 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
3.12       Memorandum of Association of Caribbean Communications Company
           Limited.  (incorporated herein by reference to Exhibit 3.12 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.13       Articles of Association of Caribbean Communications Company Limited.
           (incorporated herein by reference to Exhibit 3.13 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.14       Articles of Incorporation of Forjay Licensing Corp.  (incorporated herein by reference to Exhibit 3.14 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
3.15       Bylaws of Forjay Licensing Corp.  (incorporated herein by reference to Exhibit 3.15 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
3.16       Articles of Incorporation of MRA Licensing Corp.  (incorporated herein by reference to Exhibit 3.16 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
3.17       Bylaws of MRA Licensing Corp.  (incorporated herein by reference to
           Exhibit 3.17 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
3.18       Articles of Incorporation of Cumulus Broadcasting, Inc.
           (incorporated herein by reference to Exhibit 3.18 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.19       Bylaws of Cumulus Broadcasting, Inc.  (incorporated herein by reference to Exhibit 3.19 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
3.20       Articles of Incorporation of Cumulus Licensing Corp. (incorporated herein by reference to Exhibit 3.20 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))

 NO.       DESCRIPTION OF EXHIBIT
 ---       ----------------------
3.21       Bylaws of Cumulus Licensing Corp. (incorporated herein by reference to Exhibit 3.21 Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
3.22       Form of Class A Common Stock Certificate. (incorporated herein by reference to Exhibit 4.1 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))

3.23       Form of Series A Preferred Stock Certificate. (incorporated herein by reference to Exhibit 4.2 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
10.1       Credit Facility dated March 2, 1998 among Cumulus Media Inc., Lehman
           Brothers Inc. and Lehman Commercial Paper Inc. (incorporated herein by reference to Exhibit 10.1 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
10.2       First Amendment, dated May 1, 1998, to the Credit Facility among
           Cumulus Media Inc., Lehman Brothers Inc. and Lehman Commercial Paper.
           (incorporated herein by reference to Exhibit 10.2 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.3       Second Amendment dated June 24, 1998, to the Credit Facility among
           Cumulus Media Inc., Lehman Brothers Inc. and Lehman Commercial Paper.
           (incorporated herein by reference to Exhibit 10.3 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.4       Form of Indenture dated July 1, 1998 between Cumulus Media Inc. and
           Firstar Bank of Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10.4 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
10.5       Form of Exchange Debenture Indenture, dated July 1, 1998 between
           Cumulus Media Inc. and U.S. Bank Trust National Association, as
           Trustee (incorporated herein by reference to Exhibit 10.5 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.6       Form of Employment Agreement between Cumulus Media Inc. and Richard
           W. Weening (incorporated herein by reference to Exhibit 10.6 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.7       Form of Employment Agreement between Cumulus Media Inc. and Lewis W.
           Dickey, Jr. (incorporated herein by reference to Exhibit 10.7 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.8       Employment Agreement between Cumulus Media Inc. and William M.
           Bungeroth (incorporated herein by reference to Exhibit 10.8 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.9       Employment Agreement between Cumulus Media Inc. and Richard J.
           Bonick, Jr. (incorporated herein by reference to Exhibit 10.9 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.10      Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan
           (incorporated herein by reference to Exhibit 10.10 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.11      Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan
           (incorporated herein by reference to Exhibit 10.11 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.12      Services Agreement dated May 1, 1998 by and between QUAESTUS
           Management Corporation and Cumulus Media Inc.  (incorporated herein by reference to Exhibit 10.12 of Form S-1 Registration Statement
           previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
10.13      Services Agreement dated March 23, 1998 between Stratford Research,
           Inc. and Cumulus Media Inc. (incorporated herein by reference to
           Exhibit 10.13 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
12.1*      Computation of Ratio of Earnings to Combined Fixed Charges
           and Preferred Stock Dividend Requirements
21.1       Subsidiaries of the Company (incorporated herein by reference to
           Exhibit 21.1 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
23.1*      Consent of PricewaterhouseCoopers LLP
24.1       Powers of Attorney, included on page 11.6  (incorporated herein by reference to Exhibit 24.1 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
27.1*      Financial Data Schedule
99.1       Affidavit to dispense with consent of certain directors
           (incorporated herein by reference to Exhibit 99.1 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

-------------------------
   * Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February 2001.


                                          CUMULUS MEDIA INC.


                                          By       /s/ MARTIN GAUSVIK

                                            ------------------------------------

                                            Martin Gausvik


                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS OF CUMULUS MEDIA INC.

     In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the period ended December 31, 1999 and 1998 and for the period from inception (May 22, 1997) through December 31, 1997 in conformity accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements, the financial statements have been revised with respect to certain tax matters.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
April 13, 2000, except for the first and second paragraphs of
Note 1, which are as of January 11, 2001

                               CUMULUS MEDIA INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                RESTATED       RESTATED
                                                                --------       --------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Assets
Current assets:
  Cash and cash equivalents.................................    $219,581       $ 24,885
  Accounts receivable, less allowance for doubtful accounts
     of $3,118 and $895 respectively........................      53,521         28,056
  Prepaid expenses and other current assets.................       8,351          2,808
                                                                --------       --------
     Total current assets...................................     281,453         55,749
Property and equipment, net.................................      66,963         41,438
Intangible assets, net......................................     526,784        400,952
Other assets................................................      39,688         16,224
                                                                --------       --------
     Total assets...........................................    $914,888       $514,363
                                                                ========       ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 26,540       $ 19,028
  Current portion of long-term debt.........................          20             20
  Other current liabilities.................................       1,010            768
                                                                --------       --------
     Total current liabilities..............................    $ 27,570       $ 19,816
Long-term debt..............................................     285,227        222,747
Other liabilities...........................................       1,977          1,118
Deferred income taxes.......................................       8,940          9,387
                                                                --------       --------
     Total liabilities......................................     323,714        253,068
                                                                --------       --------
Series A Cumulative Exchangeable Redeemable Preferred Stock
  due 2009, stated value $1,000 per share, 102,702 and
  129,296 shares issued and outstanding, respectively.......     102,732        133,741
Commitments and Contingencies (Note 11)
Stockholders' equity:
  Class A common stock, par value $.01 per share;
     100,000,000 shares authorized; 26,052,393 and 8,700,504
     shares issued and outstanding..........................         261             87
  Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 6,629,343 and 8,660,416 shares
     issued and outstanding.................................          66             87
  Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 2,151,277 and 2,376,277 shares
     issued and outstanding.................................          21             24
  Additional paid-in-capital................................     516,576        142,211
  Accumulated other comprehensive income....................          --              5
  Accumulated deficit.......................................     (28,482)       (14,860)
                                                                --------       --------
Total stockholders' equity..................................     488,442        127,554
                                                                --------       --------
  Total liabilities and stockholders' equity................    $914,888       $514,363
                                                                ========       ========

          See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                          RESTATED          FROM THE PERIOD
                                                                          --------         FROM INCEPTION ON
                                                    YEAR ENDED           YEAR ENDED         MAY 22, 1997 TO
                                                 DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                                 -----------------    -----------------    -----------------
Revenues.....................................        $194,940             $108,172              $10,134
Less: agency commissions.....................         (14,921)              (9,385)                (971)
                                                     --------             --------              -------
  Net Revenues...............................         180,019               98,787                9,163
Operating expenses:
Station operating expenses, excluding
  depreciation, amortization and LMA fees....         133,328               72,154                7,147
Depreciation and amortization................          32,564               17,113                1,671
LMA fees.....................................           4,165                2,404                   --
Corporate general and administrative expenses
  (excluding $1,689 of non-cash stock
  compensation expense shown below)..........           8,204                5,607                1,276
Non-cash stock compensation expense..........              --                   --                1,689
                                                     --------             --------              -------
Operating expenses...........................         178,261               97,278               11,783
Operating income (loss)......................           1,758                1,509               (2,620)
                                                     --------             --------              -------
Nonoperating income (expense):
Interest expense.............................         (27,041)             (15,551)                (992)
Interest income..............................           4,164                2,373                  155
     Other income (expense), net.............             627                   (2)                 (54)
                                                     --------             --------              -------
Nonoperating expenses, net...................         (22,250)             (13,180)                (891)
                                                     --------             --------              -------
Loss before income taxes.....................         (20,492)             (11,671)              (3,511)
Income tax expense...........................          (6,870)              (2,226)                  67
                                                     --------             --------              -------
Loss before extraordinary item...............         (13,622)              (9,445)              (3,578)
Extraordinary loss on early extinguishment of
  debt.......................................              --               (1,837)                  --
                                                     --------             --------              -------
Net loss.....................................         (13,622)             (11,282)              (3,578)
Preferred stock dividend, accretion of
  discount, and redemption premium...........          23,790               13,591                  274
                                                     --------             --------              -------
Net loss attributable to common
  stockholders...............................        $(37,412)            $(24,873)             $(3,852)
                                                     ========             ========              =======
Basic and diluted loss per share.............        $  (1.50)            $  (1.55)             $ (0.31)
                                                     ========             ========              =======
Average shares outstanding...................          24,938               16,085               12,509
                                                     --------             --------              -------

          See Accompanying Notes to Consolidated Financial Statements

                              CUMULUS MEDIA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                             CLASS A              CLASS B              CLASS C
                                     COMMON STOCK         COMMON STOCK          COMMON STOCK        COMMON STOCK
                                   -----------------   -------------------   ------------------   -----------------   ADDITIONAL
                                   NUMBER OF    PAR     NUMBER OF     PAR    NUMBER OF     PAR    NUMBER OF    PAR     PAID-IN
                                    SHARES     VALUE     SHARES      VALUE     SHARES     VALUE    SHARES     VALUE    CAPITAL
                                   ---------   -----    ---------    -----   ---------    -----   ---------   -----   ----------
Issuance of common stock.........    1,000      --              --   $ --            --   $ --           --    $--     $ 52,748
Comprehensive income (cumulative
  translation adjustment)........       --      --              --     --            --     --           --     --           --
Preferred and common stock
  offering costs.................       --      --              --     --            --     --           --     --         (614)
Preferred stock dividend and
  accretion of discount..........       --      --              --     --            --     --           --     --         (274)
Non-cash stock compensation......       --      --              --     --            --     --           --     --        1,689
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Balance at December 31, 1997.....    1,000      --              --   $ --            --   $ --           --    $--     $ 53,549
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========
Capital contribution.............       --      --              --     --            --     --           --     --       15,211
Preferred stock dividend and
  accretion of discount..........       --      --              --     --            --     --           --     --      (13,591)
Reorganization concurrent with
  IPO............................   (1,000)     --       1,346,932     14            --     --           --     --           --
Proceeds from IPO................       --      --       7,228,572     72     8,785,416     88    2,376,277     24      101,003
Preferred and common stock
  offering costs.................       --      --              --     --            --     --           --     --      (13,961)
Share exchange...................       --      --         125,000      1      (125,000)    (1)          --     --           --
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Restated balance at December 31,
  1998...........................       --      --       8,700,504   $ 87     8,660,416   $ 87    2,376,277    $24     $142,211
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========
Capital contribution.............       --      --          27,580     --            --                  --     --          384
Preferred stock dividend.........       --      --              --     --            --     --           --     --      (17,776)
Proceeds from follow-on
  offerings......................       --      --      14,915,600    149            --     --           --     --      416,244
Common stock offering costs......       --      --              --     --            --     --           --     --      (23,337)
Redemption of preferred stock....                                      --            --     --           --     --       (6,014)
Stock issued for acquisition.....       --      --         152,636      2            --     --           --     --        4,864
Share exchange...................       --      --       2,256,073     23    (2,031,073)   (21)    (225,000)    (3)          --
Other comprehensive income.......       --      --              --     --            --     --           --     --           --
Net loss.........................       --      --              --     --            --     --           --     --           --
                                    ------       --    -----------   ----    ----------   ----    ---------    ---     --------
Balance at December 31, 1999.....       --      --      26,052,393   $261     6,629,343   $ 66    2,151,277    $21     $516,576
                                    ======       ==    ===========   ====    ==========   ====    =========    ===     ========


                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE   ACCUMULATED   COMPREHENSIVE
                                      INCOME         DEFICIT         LOSS
                                   -------------   -----------   -------------
Issuance of common stock.........       $--         $     --       $     --
Comprehensive income (cumulative
  translation adjustment)........         5               --              5
Preferred and common stock
  offering costs.................        --               --             --
Preferred stock dividend and
  accretion of discount..........        --               --             --
Non-cash stock compensation......        --               --             --
Net loss.........................        --           (3,578)        (3,578)
                                        ---         --------       --------
Balance at December 31, 1997.....       $ 5         $ (3,578)      $ (3,573)
                                        ===         ========       ========
Capital contribution.............        --               --             --
Preferred stock dividend and
  accretion of discount..........        --               --             --
Reorganization concurrent with
  IPO............................        --               --             --
Proceeds from IPO................        --               --             --
Preferred and common stock
  offering costs.................        --               --             --
Share exchange...................        --               --             --
Net loss.........................        --          (11,282)       (11,282)
                                        ---         --------       --------
Restated balance at December 31,
  1998...........................       $ 5         $ 14,860       $(11,282)
                                        ===         ========       ========
Capital contribution.............        --               --             --
Preferred stock dividend.........        --               --             --
Proceeds from follow-on
  offerings......................        --               --             --
Common stock offering costs......        --               --             --
Redemption of preferred stock....        --               --             --
Stock issued for acquisition.....        --               --             --
Share exchange...................        --               --             --
Other comprehensive income.......        (5)              --             (5)
Net loss.........................        --          (13,622)       (13,622)
                                        ---         --------       --------
Balance at December 31, 1999.....       $--         $(28,482)      $(13,627)
                                        ===         ========       ========

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                            FOR THE PERIOD
                                                                          RESTATED         FROM INCEPTION ON
                                                    YEAR ENDED           YEAR ENDED         MAY 22, 1997 TO
                                                 DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                                 -----------------    -----------------    -----------------
Cash flows from operating activities:
  Net loss...................................        $ (13,622)           $ (11,282)           $ (3,578)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Extraordinary loss on early
       extinguishment of debt................               --                1,837                  --
     Depreciation............................            8,123                3,590                 391
     Amortization of goodwill, intangible
       assets and other assets...............           25,617               13,523               1,064
     Deferred taxes..........................           (6,983)              (2,352)                 --
     Non-cash stock compensation.............               --                   --               1,689
  Changes in assets and liabilities, net of
     effects of acquisitions:
     Accounts receivable.....................          (25,557)             (21,274)             (4,546)
     Prepaid expenses and other current
       assets................................           (2,375)              (2,361)               (235)
     Accounts payable and accrued expenses...            6,725               14,216               3,401
     Other assets............................           (2,136)                (300)               (166)
     Other liabilities.......................           (3,436)                (250)                 93
                                                     ---------            ---------            --------
          Net cash used in operating
            activities.......................          (13,644)              (4,653)             (1,887)
                                                     ---------            ---------            --------
Cash flows from investing activities:
  Acquisitions...............................         (152,737)            (342,845)            (91,289)
  Escrow deposits on pending acquisitions....          (19,446)              (1,335)             (1,999)
  Capital expenditures.......................          (18,561)              (6,649)               (869)
  Other......................................           (1,361)                (196)               (943)
                                                     ---------            ---------            --------
          Net cash used by investing
            activities.......................         (192,105)            (351,025)            (95,100)
                                                     ---------            ---------            --------
Cash flows from financing activities:
  Proceeds from revolving line of credit.....          176,950              175,000              74,525
  Payments on revolving line of credit.......         (114,450)            (155,035)            (31,990)
  Proceeds from sale of senior subordinated
     notes...................................               --              160,000                  --
  Payments for debt issuance costs...........           (4,209)              (9,870)             (1,754)
  Payments on promissory notes...............              (21)                (278)                 (4)
  Proceeds from issuance of preferred
     stock...................................               --              106,724              13,152
  Payments for redemption of preferred
     stock...................................          (51,269)                  --                  --
  Proceeds from issuance of common stock.....          416,781              116,527              45,245
  Payments for preferred and common stock
     offering costs..........................          (23,337)             (14,078)               (614)
                                                     ---------            ---------            --------
          Net cash provided by financing
            activities.......................          400,445              378,990              98,560
                                                     ---------            ---------            --------
Increase in cash and cash equivalents........          194,696               23,312               1,573
Cash and cash equivalents at beginning of
  period.....................................           24,885                1,573                  --
                                                     ---------            ---------            --------
Cash and cash equivalents at end of period...        $ 219,581            $  24,885            $  1,573
                                                     =========            =========            ========
Supplemental disclosures of cash information:
  Interest paid..............................        $  25,723            $   7,258            $     25
  Taxes paid.................................              112                   26                  --
Non-cash operating and financing activities:
  Trade revenue..............................           10,578                6,226                 757
  Trade expense..............................           10,301                6,157                 712
  Assets acquired through notes payable......            6,268                2,065                 520
  Liabilities assumed through acquisitions...              456                  942                  --
  Capital contribution from Cumulus Media
     LLC.....................................               --               15,136               7,503

          See Accompanying Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Restatement of Previously Issued Financial Statements

     As part of the Company's year 2000 tax review, the Company determined that a portion of the income tax benefit recorded for fiscal 1998 related to the reversal of valuation allowance against deferred tax assets should have been reflected as a reduction in goodwill in connection with purchase accounting for certain acquisitions. As a result, the Company has revised its 1998 results and recorded a reduction in goodwill and reversal of previously recorded income tax benefit of $3.3 million.

     The following table reconciles the amounts previously reported to the amounts currently being reported in the consolidated statements of operations for the year ended December 31, 1998:

                                                                                                        NET LOSS      EXTRAORDINARY
                                                                OPERATING   INCOME (LOSS)                BEFORE       LOSS ON EARLY
FOR THE YEAR ENDED                         NET      OPERATING    INCOME        BEFORE       INCOME    EXTRAORDINARY   EXTINGUISHMENT
DECEMBER 31, 1998                        REVENUES   EXPENSES     (LOSS)     INCOME TAXES     TAXES        ITEM           OF DEBT
------------------                       --------   ---------   ---------   -------------   -------   -------------   --------------
As previously reported...............    $98,787     $97,345     $ 1,442      $(11,738)     $(4,828)     $ 6,910         $(1,104)
Revision to previously
  recorded amortization expense......         --         (67)         67            67           --           67              --
Revision to previously
  recorded tax benefit...............         --          --          --            --        2,602       (2,602)           (733)
                                         -------     -------     -------      --------      -------      -------         -------
As revised...........................    $98,787     $97,278     $ 1,509      $(11,671)     $(2,226)     $(9,445)        $(1,837)
                                         =======     =======     =======      ========      =======      =======         =======

                                           NET LOSS
                                         ATTRIBUTABLE
FOR THE YEAR ENDED                        TO COMMON     LOSS PER
DECEMBER 31, 1998                        STOCKHOLDERS    SHARE
------------------                       ------------   --------
As previously reported...............      $(21,605)    $ (1.34)
Revision to previously
  recorded amortization expense......            67          --
Revision to previously
  recorded tax benefit...............        (3,335)      (0.21)
                                           --------     -------
As revised...........................      $(24,873)    $ (1.55)
                                           ========     =======

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
                                                     ========    ========    =======

     The unaudited consolidated condensed pro forma results of operations data for the twelve month periods ended December 31, 1999 and 1998 as if the acquisitions had occurred on January 1, 1998 appears below:

                                                  DECEMBER 31, 1999    DECEMBER 31, 1998
                                                  -----------------    -----------------
Net revenues..................................        $253,234             $230,184
Operating income..............................        $ 16,272             $  8,344
Net loss......................................        $ (2,395)            $(18,302)
Net loss attributable to common
  stockholders................................        $(26,185)            $(31,893)
                                                      ========             ========
Basic loss per common share (in dollars)......        $  (0.76)            $  (0.92)

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

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                             ESTIMATED USEFUL LIFE      1999       1998
                                             ---------------------    --------    -------
Land.....................................                             $  3,607    $ 3,059
Broadcasting and other equipment.........        3 to 7 years           55,730     28,820
Furniture and fixtures...................             5 years            6,361      4,661
Buildings and improvements...............            20 years           11,560      8,191
Construction in process..................                                1,809        688
                                                                      --------    -------
                                                                        79,067     45,419
Less accumulated depreciation............                              (12,104)    (3,981)
                                                                      --------    -------
                                                                      $ 66,963    $41,438
                                                                      ========    =======

4. INTANGIBLE ASSETS

     Intangible assets consist of the following:


                                            ESTIMATED USEFUL LIFE      1999        1998
                                            ---------------------    --------    --------
Broadcasting licenses and Goodwill......             25 years        $550,317    $402,675
Other intangibles.......................         2 to 5 years          13,984      11,785
                                                                     --------    --------
                                                                      564,301     414,460
Less accumulated amortization...........                              (37,517)    (13,508)
                                                                     --------    --------
                                                                     $526,784    $400,952
                                                                     ========    ========


5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                1999       1998
                                                               -------    -------
Accounts payable...........................................    $ 4,522    $ 1,960
Accrued compensation.......................................        830        934
Accrued royalties..........................................        379        390
Accrued commissions........................................      2,635      1,183
Accrued state income taxes.................................         --        152
Barter payable.............................................      1,584      1,326
Accrued professional fees..................................        355        642
Due to seller of acquired companies........................      1,325      1,142
Accrued interest...........................................      9,228      9,195
Preferred dividends payable................................      3,530         --
Accrued equity offering cost...............................        371         --
Other......................................................      1,781      2,104
                                                               -------    -------
Total accounts payable and accrued expenses................    $26,540    $19,028
                                                               =======    =======

6. LONG-TERM DEBT

     The Company's long-term debt at December 31, 1999 and 1998 is summarized as follows:

                                                            1999        1998
                                                          --------    --------
Term loan facility at 9.22% and 8.5%, respectively......   125,000      62,500
Senior Subordinated Notes, 10 3/8%, due 2008............   160,000     160,000
Other...................................................       247         267
                                                          --------    --------
                                                           285,247     222,767
Less: Current portion of long-term debt.................       (20)        (20)
                                                          --------    --------
                                                          $285,227    $222,747
                                                          ========    ========

     A summary of the future maturities of long-term debt follows:

2000........................................................  $     20
2001........................................................       211
2002........................................................       775
2003........................................................       778
2004........................................................       780
Thereafter..................................................   282,683
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


                                                               1999        1998
                                                             --------    --------
Net loss attributable to Common Shareholders:
  As reported............................................    $(37,412)   $(24,873)
  Pro forma..............................................    $(44,220)   $(27,177)
Basic and diluted loss per common share:
  As reported............................................      $(1.50)     $(1.55)
  Pro forma..............................................      $(1.77)     $(1.69)


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

     Following is a summary of activity in the employee option plans and agreements discussed above for the year ended December 31, 1999:

                                                                                 1999
                                                                           WEIGHTED AVERAGE
                                                                SHARES      EXERCISE PRICE
                                                              ----------   ----------------
Outstanding at beginning of year............................   3,122,125        $15.55
Granted.....................................................   1,998,125         26.70
Exercised...................................................     (27,580)        14.00
Canceled....................................................      (8,561)        14.00
                                                              ----------        ------
Outstanding at end of year..................................   5,084,109        $19.94
                                                              ----------        ------
Options exercisable at year end.............................   5,084,109
                                                              ----------
Weighted average fair value of options granted during the
  year......................................................  $    13.49

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
                                                    =========                                   ======

8. INCOME TAXES

     Income tax expense (benefit) for the years ended 1999, 1998 and for the period from inception (May 22, 1997) through December 31, 1997 consisted of the following:


                                                       1999      1998      1997
                                                      -------   -------   -------
Current tax expense:
  Federal...........................................  $    --   $    --   $    --
  State and local...................................                126        67
                                                      -------   -------   -------
     Total current expense..........................  $    --   $   126   $    67
                                                      =======   =======   =======
Deferred tax expense (benefit):
  Federal...........................................   (6,032)  $(4,057)  $  (356)
  State and local...................................     (838)     (562)       21
Less: Change in valuation allowance.................       --      (335)      335
    Change in valuation allowance due to purchase
    accounting......................................       --     2,602        --
                                                      -------   -------   -------
     Total deferred expense.........................   (6,870)   (2,352)        0
                                                      -------   -------   -------
     Total income tax (benefit) expense.............  $(6,870)  $(2,226)  $    67
                                                      =======   =======   =======


     Total income tax expense differed from the amount computed by applying the federal standard tax rate of 35% for the periods ended December 31, 1999 and 1998 due to the following:


                                                       1999      1998      1997
                                                      -------   -------   -------
Pretax loss at federal statutory rate...............  $(7,172)  $ 4,085   $(1,194)
  State income tax expense, net of federal
     benefit........................................     (838)   (1,057)       58
  Nondeductible stock compensation..................       --        --       574
  Nondeductible goodwill............................      929       400        --
  Other.............................................      211       295       294
  Change in valuation allowance.....................       --      (335)      335
  Change in valuation allowance due to purchase
     accounting.....................................       --     2,602        --
                                                      -------   -------   -------
  Net income tax (benefit) expense..................  $(6,870)  $(2,226)  $    67
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


                                                                  1999        1998       1997
                                                                --------    --------    -------
Numerator:
  Net loss before extraordinary item........................    $(13,622)   $ (9,445)   $(3,578)
  Preferred stock dividend, including redemption premium....     (23,790)    (13,591)      (274)
                                                                --------    --------    -------
  Numerator for basic earnings per share -- income available
     for common stockholders................................    $(37,412)   $(23,036)   $(3,852)
                                                                --------    --------    -------
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares after giving effect to initial public
     offering...............................................      24,938      16,085     12,509
                                                                --------    --------    -------
  Net loss per common share -- before extraordinary item....    $  (1.50)   $  (1.43)   $  (.31)
  Extraordinary item........................................          --       (0.12)        --
                                                                --------    --------    -------
  Net loss per common share.................................    $  (1.50)   $  (1.55)   $ (0.31)
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

                                                          DECEMBER 31    DECEMBER 31    DECEMBER 31
                                                             1999           1998           1997
                                                          -----------    -----------    -----------
Current assets..........................................   $ 91,509       $ 44,861       $  3,514
Noncurrent assets.......................................    594,670        444,977        100,356
Current liabilities.....................................     12,135          8,370          1,981
Noncurrent liabilities..................................     61,048         32,396          2,269

                                                       TWELVE MONTHS ENDED           FOR THE PERIOD
                                                  ------------------------------    FROM INCEPTION ON
                                                    DECEMBER         DECEMBER        MAY 22, 1997 TO
                                                      1999             1998         DECEMBER 31, 1997
                                                  -------------    -------------    -----------------
Net revenues....................................    $177,667          $98,786            $9,163
Operating expenses..............................     131,050           90,775             8,711
Income (loss) before extraordinary item.........      10,336            7,744               452
Net loss........................................      10,336            7,744               452

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