Form 10-Q/A
period 2000-03-31
CUMULUS MEDIA INC
filed 2001-03-28
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-Q/A

                                (AMENDMENT NO. 2)

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


Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CUMULUS MEDIA INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                              (UNAUDITED)
                                                                     ---------------------------
                                                                     RESTATED         RESTATED
                                                                     ---------      ------------
                                                                     MARCH 31,      DECEMBER 31,
                                                                       2000             1999
                                                                     ---------      ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents........................................   $143,681         $219,581
  Accounts receivable, less allowance for doubtful accounts
    of $4,023 and $3,118 respectively..............................     52,493           53,521
  Prepaid expenses and other current assets........................      9,931            8,351
                                                                      --------         --------
     Total current assets..........................................    206,105          281,453
Property and equipment, net........................................     73,932           66,963
Intangible assets, net.............................................    546,176          526,784
Other assets.......................................................     69,291           39,688
                                                                      --------         --------
     Total assets..................................................   $895,504         $914,888
                                                                      ========         ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses............................   $ 19,648         $ 26,540
  Current portion of long-term debt................................         20               20
  Other current liabilities........................................      1,236            1,010
                                                                      --------         --------
     Total current liabilities.....................................     20,904           27,570
Long-term debt.....................................................    285,222          285,227
Other liabilities..................................................      2,087            1,977
Deferred income taxes..............................................      3,171            8,940
                                                                      --------         --------
     Total liabilities.............................................    311,384          323,714
                                                                      --------         --------
Series A Cumulative Exchangeable Redeemable Preferred Stock
  due 2009, stated value $1,000 per share, 102,702 shares
  issued and outstanding...........................................    106,263          102,732
                                                                      --------         --------
  Commitments and contingencies (Note 6)
Stockholders' equity:
  Class A common stock, par value $.01 per share; 50,000,000 shares authorized; 28,378,976 and 26,052,393 shares issued
    and outstanding................................................        284              261


  Class B common stock, par value $.01 per share; 20,000,000 shares  authorized;  4,479,343  and  6,629,343  shares issued
    and outstanding................................................         45               66
  Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 2,307,277 and 2,151,277 shares issued
    and outstanding...............................................         23               21
  Additional paid-in-capital.......................................    526,091          516,576
  Loan to officers.................................................     (9,984)              -
  Accumulated deficit..............................................    (38,602)         (28,482)
                                                                      --------         --------
     Total stockholders' equity....................................    477,857          488,442
                                                                      --------         --------
     Total liabilities and stockholders' equity....................   $895,504         $914,888
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
                                =======      =======     ========     ========      ======     ========         =====


The financial information reflected on the balance sheet for the year ended December 31, 1999 has been restated in order to give effect to the previously reported adjustments to the Company's 1998 operating results related to a reduction in goodwill and reversal of previously recorded income tax benefits, all as described in more detail in footnote 1 to the Company's consolidated financial statements, included in the Company's Form 10-K/A (Amendment No. 2) for the year ended December 31, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that the Company's present cash positions, as of April 30, 2000, will be sufficient to meet our capital needs through October 1, 2000. Beyond, October 1, 2000, the Company will need to raise approximately $440.3 million through additional equity and/or debt financing, asset sales or other to be identified sources, to fund its pending acquisitions. We believe that availability under our credit facility, cash generated from operations and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all.

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

    Pending Acquisitions. The aggregate purchase price of the pending acquisitions is expected to be approximately $560.7 million, consisting of primarily cash, except in the case of certain asset swaps with Clear Channel Communications which the Company announced on May 4, 2000. Under the terms of the agreement, Cumulus will acquire 11 stations in 4 markets from Clear Channel Communications and will transfer to Clear Channel 25 stations in 5 markets. The remaining pending acquisitions commits the Company to various agreements to acquire 90 stations across 31 markets. We intend to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing on favorable terms, if at all. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. We expect to consummate most of our pending acquisitions during the second, third and fourth quarters of 2000, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In four of the markets in which there are pending acquisitions (Columbus-Starkville, MS; Columbus, GA; Wilmington, NC; and Topeka, KS;), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. In the event the Company cannot consummate these acquisitions because of breach of contract, the Company will be liable for approximately $50.2 million in purchase price.

    Sources of Liquidity. We financed our acquisitions primarily through the July 1999 and November 1999 equity financings described above and borrowings under our credit facility.

    On August 31, 1999, the Company's existing $190.0 million senior credit facility was amended and restated to provide for aggregate principal commitments of $225 million. The amended facility consists of an eight-year term loan facility of $75 million, an eight and one-half year term loan facility of $50 million, a seven-year revolving credit facility of $50 million and revolving credit facility of $50 million that will convert to a seven-year term loan, at the option of the Company, 364 days from closing. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following closing. Under the terms of the facility, the Company drew down $125 million of the term loan facility on August 31, 1999, a portion of which was used to satisfy the principal amount of indebtedness on its preexisting credit facility with the same lender. As of March 31, 2000 and April 30, 2000, $125 million was outstanding under the term loan facilities.

    The Company's obligations under its current credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property; real property, and all of the capital stock of the Company's direct and indirect domestic subsidiaries, except the capital stock of Broadcast Software International, Inc., Cumulus Internet Services Inc. and Cumulus Telecommunications, Inc., and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the credit facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except Broadcast Software, Cumulus Internet Services and Cumulus Telecommunications, and are required to be guaranteed by any additional subsidiaries acquired by Cumulus.

    Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 9.0% as of March 31, 2000), plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 5.92% as of March 31, 2000) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At March 31, 2000 the Company's effective interest rate on term loan amounts outstanding under the credit facility was 8.97%.

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

    Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At March 31, 2000, the Company was in compliance with such financial and operating covenants. On April 12, 2000 the Company received a waiver of certain technical requirements of the Credit Agreement related to the requirement that the annual financial statements for fiscal 1998 previously furnished to the Lenders pursuant to Section 6.1(a), and the quarterly financial statements for the third and fourth fiscal quarters of fiscal 1998 and the first, second and third fiscal quarters of fiscal 1999 previously furnished to the Lenders pursuant Section 6.1(b), be complete and correct in all material respects. The waiver was requested as a result of the restatement of its first, second and third quarter of fiscal 1999 quarterly financial statements and the determination subsequent to the end of 1999 as part of our year end tax review that due to the existence of offsetting deferred tax liabilities the valuation allowance against deferred tax assets established in 1998 was not required.

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

    In addition, the Company filed the Current Reports on Form 8-K subsequent to March 31, 2000 referenced elsewhere in this Form 10-Q:

Current Report on Form 8-K dated April 24, 2000

Current Report on Form 8-K dated as of May 8, 2000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CUMULUS MEDIA INC.

                      Date: March 28, 2001    By: /s/ Martin  R. Gausvik
                                              --------------------------
                                              Martin Gausvik
                                              Executive Vice President,
                                              Treasurer and
                                              Chief Financial Officer