Form 10-Q/A
period 2000-06-30
CUMULUS MEDIA INC
filed 2001-03-28
CIK 1058623

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
 (UNAUDITED)

                                                                                         RESTATED       RESTATED
                                                                                        ----------    ------------
                                                                                         JUNE 30,     DECEMBER 31,
                                                                                           2000           1999
                                                                                        ----------    ------------


               ASSETS
               Current assets:
                  Cash and cash equivalents.........................................    $  73,710       $ 219,581
                     Accounts receivable, less allowance for doubtful accounts
                     of $5,150 and $3,118 respectively..............................       61,444          53,521
                  Prepaid expenses and other current assets.........................        8,507           8,351
                                                                                        ---------       ---------
                       Total current assets.........................................      143,661         281,453
               Property and equipment, net..........................................       78,453          66,963
               Intangible assets, net...............................................      595,087         526,784
               Other assets.........................................................       74,762          39,688
                                                                                        ---------       ---------
                        Total assets................................................    $ 891,963       $ 914,888
                                                                                        =========       =========
               Liabilities and Stockholders' Equity
               Current liabilities:
                  Accounts payable and accrued expenses.............................    $  26,877       $  26,540
                  Current portion of long-term debt.................................           20              20
                  Other current liabilities.........................................          958           1,010
                                                                                        ---------       ---------
                       Total current liabilities....................................       27,855          27,570
               Long-term debt.......................................................      285,217         285,227
               Other liabilities....................................................        1,823           1,977
               Deferred income taxes................................................        2,326           8,940
                                                                                        ---------       ---------
                       Total liabilities............................................      317,221         323,714
                                                                                        ---------       ---------
               Series A Cumulative Exchangeable Redeemable Preferred Stock
                  due 2009, stated value $1,000 per share, 102,702 and 102,702 shares
                  issued and outstanding, respectively..............................      109,905         102,732
                                                                                        ---------       ---------
                     Commitments and contingencies (Note 7)
               Stockholders' equity:
                  Class A common stock, par value $.01 per share; 50,000,000
                     shares  authorized;  28,378,976 and 26,052,393  shares issued and        284             261
               outstanding..........................................................
                  Class B common stock, par value $.01 per share; 20,000,000
                     shares  authorized;  4,479,343  and  6,629,343  shares issued and         45              66
               outstanding..........................................................
                  Class C common stock, par value $.01 per share; 30,000,000
                     shares  authorized;  2,307,277  and  2,151,277  shares issued and         23              21
               outstanding..........................................................
               Additional paid-in-capital...........................................      522,153         516,576
                Loan to officers....................................................       (9,984)              -
               Accumulated deficit..................................................      (47,684)        (28,482)
                                                                                        ---------       ---------
                       Total stockholders' equity...................................      464,837         488,442
                                                                                        ---------       ---------
                       Total liabilities and stockholders' equity...................    $ 891,963       $ 914,888
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

7. COMMITMENTS AND CONTINGENCIES

As of June 30, 2000 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company can not consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand, the proceeds of our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company can not consummate these acquisitions because of breach of contract, the Company may be liable for approximately $57.3 million in purchase price.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that the Company's present cash positions, as of July 31, 2000, will be sufficient to meet our capital needs through October 1, 2000. Beyond, October 1, 2000, the Company will need to raise approximately $440.3 million through additional equity and/or debt financing, asset sales or other to be identified sources, to fund its pending acquisitions. We believe that availability under our credit facility, cash generated from operations and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

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

Pending Acquisitions. The aggregate purchase price of the pending acquisitions is expected to be approximately $466.2 million, consisting of primarily cash, except in the case of the asset swap agreement with Clear Channel Communications which the Company originally announced on May 4, 2000 and amended and announced on July 25, 2000. Under the amended agreement, Cumulus will acquire 7 stations in 3 markets from Clear Channel Communications and, in two stages, will transfer to Clear Channel 55 stations in 10 markets. The result of the entire set of transactions will be to generate approximately $166 million in cash. We intend to finance the remaining pending acquisitions, which commit the Company to various agreements to acquire 86 stations across 29 markets, with cash on hand, the proceeds of our credit facility or future credit facilities, and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing. We expect to consummate most of our pending acquisitions during the third and fourth quarters of 2000, although there can be no assurance that the transactions will be consummated within that time frame. In four of the markets in which there are pending acquisitions (Columbus-Starkville, MS; Columbus, GA; Wilmington, NC; and Topeka, KS;), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing. In the event the Company cannot consummate these acquisitions because of breach of contract, the Company will be liable for approximately $97.3 million in purchase price.

     Sources of Liquidity. We financed our acquisitions primarily through the July 1999 and November 1999 equity financings described above and borrowings under our credit facilities.

     On August 31, 1999, the Company's existing $190.0 million senior credit facility was amended and restated to provide for aggregated principal commitments of $225 million. The amended facility consists of an eight-year term loan facility of $75 million, an eight and one-half year term loan facility of $50 million, a seven-year revolving credit facility of $50 million and revolving credit facility of $50 million that will convert to a seven-year term loan, at the option of the Company, 364 days from closing. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following closing. Under the terms of the facility, the Company drew down $125 million of the term loan facility on August 31, 1999, a portion of which was used to satisfy the principal amount of indebtedness on its preexisting credit facility with the same lender. As of June 30, 2000 and July 31, 2000, $125 million was outstanding under the term loan facilities.

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

     Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 9.5% as of June 30, 2000) plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 6.72% as of June 30, 2000) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At June 30, 2000, the Company's effective interest rate on term loan amounts outstanding under the credit facility was 9.77%.

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

     The eight-year term loan borrowings are repayable in quarterly installments beginning in 2001. The schedule annual amortization is $0.75 million for each of the third, fourth, fifth, sixth and seventh years following closing and $71.25 million in the eighth year following closing. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The first revolving credit loan, upon conversion to a seven-year term loan, is repayable in quarterly installments beginning in 2001. The schedule annual amortization is 10% of the initial aggregate principal amount in each of the third and fourth years following closing, 15% of the initial aggregate principal amount in each of the fifth and sixth years following closing and the remaining 50% of the initial aggregate principal amount in the seventh year following closing. The amount available under the second revolving credit facility will be automatically reduced in quarterly installments as described in the first paragraph above. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

     Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At June 30, 2000, the Company was in compliance with such financial and operating covenants. On April 12, 2000 the Company received a waiver of certain technical requirements of the Credit Agreement related to the requirement that the annual financial statements for fiscal 1998 previously furnished to the Lenders pursuant to Section 6.1(a), and the quarterly financial statements for the third and fourth fiscal quarters of fiscal 1998 and the first, second and third fiscal quarters of fiscal 1999 previously furnished to the Lenders pursuant Section 6.1(b), be complete and correct in all material respect. The waiver was requested as a result of the restatement of its first, second and third quarter of fiscal 1999 quarterly financial statements and the determination subsequent to the end of 1999 as part of our year end tax review that due to the existence of offsetting deferred tax liabilities the valuation allowance against deferred tax assets established in 1998 was not required.

     The terms of the facility contain events of default after expiration of applicable grace periods, including failure to make payments on the credit facility, breach of covenants, breach of representations and warranties, invalidity of the agreement governing the credit facility and related documents, gross default under other agreements or conditions relating to indebtedness of Culumus or the Company's restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the credit facility, the majority of the lenders are able to declare all amounts under our credit facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively.

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