Form 10-Q/A
period 2000-09-30
CUMULUS MEDIA INC
filed 2001-03-28
CIK 1058623

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

Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)
(UNAUDITED)

                                                                                                                     RESTATED
                                                                                                                   ------------
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

           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The Company has restated the operating results for the first and second quarters of 2000 to reflect the reversal of valuation allowances previously established against deferred taxes during such periods and related recognition of tax benefit. In connection with this change, the Company previously filed Form 10Q/A amended reports for both the quarterly periods ended March 31, 2000 and June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal needs for funds in the future are expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that the Company's present cash positions, as of October 31, 2000, will be sufficient to meet our capital needs through June 30, 2001. Beyond, June 30, 2001, the Company will need to raise approximately $40.0 million through additional equity and/or debt financing, asset sales or other to be identified sources, to fund its pending acquisitions. We believe that availability under our credit facility, cash generated from operations and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

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

         Pending Acquisitions. The aggregate purchase price of the pending acquisitions other than the Connoisseur and Clear Channel transactions discussed above, is expected to be approximately $115.6 million, consisting of primarily cash, except in the case of the asset swap agreement with Clear Channel Communications which the Company originally announced on May 4, 2000 and amended and announced on July 25, 2000. The pending acquisitions commit the Company to various agreements to acquire 32 stations across 14 markets. We intend to finance the remaining pending acquisitions with cash on hand, the proceeds of the asset sales to Clear Channel described above, the proceeds of our credit facility or future credit facilities, and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing. We expect to consummate most of our pending acquisitions during the fourth quarter of 2000 and the first six months in 2001, although there can be no assurance that the transactions will be consummated within that time frame. In three of the markets in which there are pending acquisitions (Columbus-Starkville, MS; Wilmington, NC; and Topeka, KS;), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing. In the event the Company cannot consummate these acquisitions because of breach of contract, the Company will be liable for approximately $76.9 million in purchase price.

         Sources of Liquidity. We financed our acquisitions primarily through the July 1999 and November 1999 equity financings described above and borrowings under our credit facilities. On August 31, 1999, the Company's existing $190.0 million senior credit facility was amended and restated to provide for aggregate principal commitments of $225 million. The amended facility consists of an eight-year term loan facility of $75 million, an eight and one-half year term loan facility of $50 million, a seven-year revolving credit facility of $50 million and revolving credit facility of $50 million that will convert to a seven-year term loan, at the option of the Company, 364 days from closing.
The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following closing. Under the terms of the facility, the Company drew down $125 million of the term loan facility on August 31, 1999, a portion of which was used to satisfy the principal amount of indebtedness on its preexisting credit facility with the same lender. As of September 30, 2000, and October 31, 2000 $125 million was outstanding under the term loan facilities.

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

         Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 9.5% as of September 30, 2000) plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 6.66% as of September 30, 2000) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At December 31, 1999 the Company's effective interest rate on term loan amounts outstanding under the credit facility was 9.71%.

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

         Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At September 30, 2000, the Company was in compliance with such financial and operating covenants. On April 12, 2000 the Company received a waiver of certain technical requirements of the Credit Agreement related to the requirement that the annual financial statements for fiscal 1998 previously furnished to the Lenders pursuant to Section 6.1(a), and the quarterly financial statements for the third and fourth fiscal quarters of fiscal 1998 and the first, second and third fiscal quarters of fiscal 1999 previously furnished to the Lenders pursuant Section 6.1(b), be complete and correct in all material respects. The waiver was requested the as a result of the restatement of its first, second and third quarter of fiscal 1999 quarterly financial statements and the determination subsequent to the end of 1999 as part of our year end tax review that due to the existence of offsetting deferred tax liabilities the valuation allowance against deferred tax assets established in 1998 was not required.

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

         On September 27, 2000 the Company and its Lenders under the Credit Facility entered into the Third Amendment, Consent and Waiver to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the "Third Amendment"). The Third Amendment allows the Company to complete the second and third phases of the asset exchange and sale with Clear Channel Communications, the acquisitions of radio station assets from Connoisseur Communications Partners, L.P., Cape Fear Broadcasting and McDonald Media Inc. subject to the satisfaction of renegotiated financial covenants. The Third Amendment also modified the financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio, the consolidated interest coverage ratio, and the consolidated fixed charge coverage ratio commencing with the trailing four quarterly periods ending September 30, 2000. In addition to modifying certain financial covenants, the methodology for the calculation of these covenants was also modified. In consideration for entering into the Third Amendment, the Company paid the administrative agent a fee in the amount of $875,000 and the lenders a fee of $815,000. In addition, the applicable maximum Eurodollar Loan margin on Revolving Credit Loans was increased from 3.00% to 3.25%; the applicable maximum Eurodollar Loan margin on Term Loan B Loans was increased from 3.000% to 3.375%; and the applicable maximum Eurodollar Loan margin on Term Loan C Loans was increased from 3.125% to 3.50%. A copy of the Third Amendment is filed with the Securities and Exchange Commission as an exhibit to this Quarterly Report on Form 10-Q.

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