Form 10-K
period 2000-12-31
CUMULUS MEDIA INC
filed 2001-04-02
CIK 1058623

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                 CLASS A COMMON STOCK; PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]               No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant as of March 16, 2001 was approximately $190.4 million. As of March 16, 2001, the registrant had outstanding 35,214,349 shares of common stock consisting of (i) 28,427,729 shares of Class A Common Stock; (ii) 4,479,343 shares of Class B Common Stock; and (iii) 2,307,277 shares of Class C Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 4, 2001, have been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               CUMULUS MEDIA INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

 ITEM                                                                   PAGE
NUMBER                                                                 NUMBER
- ------                                                                 ------
         Index.......................................................     2

                                    PART I
 1.      Business....................................................     3
 2.      Properties..................................................    21
 3.      Legal Proceedings...........................................    21
 4.      Submission of Matters to a Vote of Security Holders.........    22

                                   PART II
 5.      Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................    22
 6.      Selected Consolidated Financial Data........................    22
 7.      Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    24
 7A.     Quantitative and Qualitative Disclosures about Market
           Risk......................................................    35
 8.      Financial Statements and Supplementary Data.................    36
 9.      Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................    36

                                   PART III
10.      Directors and Executive Officers of the Company.............    36
11.      Executive Compensation......................................    36
12.      Security Ownership of Certain Beneficial Owners &
           Management................................................    36
13.      Certain Relationships and Related Transactions..............    36

                                   PART IV
14.      Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................    37

         Signatures..................................................    49

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

     In this Form 10-K the terms "Company", "Cumulus", "we", "us", and "our" refer to Cumulus Media Inc. and its consolidated subsidiaries.

     "MSA" is defined as Metro Survey Area, as listed in the Arbitron Radio Metro and Television Market Population Estimates 1999-2000. For example, "MSA 100-283" would mean the 100th largest market through the 283rd largest market, as listed in the Arbitron Radio Metro and Television Market Population Estimate.

     Unless otherwise indicated:

     - we obtained market ranking by radio advertising revenue, radio market advertising revenue and radio market advertising data from BIA's MasterAccess ("BIA") compiled by BIA Research, Inc.;

     - we obtained total industry listener and revenue levels from the Radio Advertising Bureau ("RAB");

     - we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over ("Adults 12+"), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2000 Arbitron Market Report pertaining to each market, as reported by BIA; and

     - we obtained revenue share data in each market presented from BIA as adjusted for market information available to and known by the Company.

     - All dollar amounts are rounded to the nearest thousand.

     The terms "Broadcast Cash Flow" and "EBITDA" are used in various places in this document.

     Broadcast Cash Flow consists of:

     - operating income (loss) before

        -- depreciation,

        -- amortization,

        -- LMA fees,

        -- non-cash stock compensation expense,

        -- corporate general and administrative expense, and

        -- restructuring and other charges.

     EBITDA, consists of:

     - operating income (loss) before

        -- depreciation,

        -- amortization,

        -- LMA fees,

        -- non-cash stock compensation expense, and

        -- restructuring and other charges.

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

COMPANY OVERVIEW

     We are a radio broadcasting company focused on acquiring, operating and developing radio stations in mid-size radio markets in the U.S. and own and operate 186 stations in 42 U.S. markets. We also provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 41 stations in 16 U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the tenth largest radio broadcasting company in the U.S. based on 2000 pro forma net revenues. We will own and operate a total of 225 radio stations (164 FM and 61 AM) in 46 U.S. markets upon consummation of our pending acquisitions and dispositions. According to BIA and the Radio Advertising Bureau, we have assembled market-leading groups or clusters of radio stations which rank first or second in terms of revenue share and/or audience share in substantially all of our markets. On a historical basis, for the year ended December 31, 2000, we had net revenues of $225.9 million and Broadcast cash Flow of $34.6 million.

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

     We believe that the attractive operating characteristics of mid-size markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 ("the Telecom Act") and FCC rules, create significant opportunities for growth from the formation of groups of radio stations within these markets. We believe that mid-size radio markets provide an excellent opportunity to acquire attractive properties at favorable purchase prices due to the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to BIA, there are approximately 1,656 FM and 1,035 AM stations in the 177 US radio markets ranked MSA 100-283. These 2,691 stations are owned by approximately 990 different operators. In addition, there are nearly 4,700 stations in unranked markets owned by approximately 2,500 operators.

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

     We believe that we are in a position to generate revenue growth in excess of historical market rates, increase audience and revenue shares within these markets and, by capitalizing on economies of scale and by competing against other media for incremental advertising revenue, increase our Broadcast Cash Flow growth rates and margins to those levels found in large markets. As we have assembled our portfolio of stations over the past four years, many of our markets are still in the development stage with the potential for substantial growth as we implement our operating strategy.

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

     - DEVELOP EACH STATION AS A UNIQUE ENTERPRISE. While stations within a market share common infrastructure in terms of office and/or studio space, support personnel and certain senior management, each station is developed and marketed as an individual brand with its own identity, programming, programming personnel, inventory of time slots and sales force. We believe that this strategy maximizes the revenues per station and of the group as a whole.

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

ACQUISITION AND DIVESTITURES HISTORY

     We completed the acquisitions of 76 radio stations for cash during the year ended December 31, 2000. The aggregate purchase price of $430.3 million for these transactions includes certain acquisition-related costs paid in 2000 and 1999.

     On March 5, 2000 Cumulus Media Inc. entered into an Asset Purchase Agreement (the "Phase 1 Purchase Agreement") with Capstar Radio Operating Company ("Capstar ROC") and Capstar TX Limited Partnership ("Capstar TX"), entities controlled by Clear Channel Communications Inc. ("Clear Channel") to facilitate the acquisition and disposition of certain radio station assets. Also on March 5, 2000 Cumulus Media Inc. entered into an Asset Exchange Agreement (the "Phase 1 Exchange Agreement") with Capstar ROC and Capstar TX pursuant to which the parties agreed to exchange the Clear Channel Station Assets (defined therein) and the Exchange Party Station Assets (defined therein). The parties intended the transaction contemplated by this Exchange Agreement to be a like-kind exchange in accordance with the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). On June 5, 2000 the parties to the Phase 1 Purchase Agreement and the Phase 1 Exchange Agreement entered into an Amendment (the "First Amendment") in which the Exchange Agreement and the Phase 1 Purchase Agreement were amended to, among other things, 1) modify the radio station assets to be included in the Phase 1 Exchange Agreement; and 2) modify the purchase price under the Phase 1 Purchase Agreement and the cash amount under the Phase 1 Exchange Agreement.

     On July 17, 2000 the parties to the Phase 1 Purchase Agreement and the Phase 1 Exchange Agreement entered into a Second Amendment (the "Second Amendment") whereby the Phase 1 Exchange Agreement and the Phase 1 Purchase Agreement were amended to, among other things, 1) further modify the radio station assets to be included in the Phase 1 Exchange Agreement; and 2) further modify the purchase price under the Phase 1 Purchase Agreement and the cash amount under the Phase 1 Exchange Agreement. The Phase 1 Purchase Agreement and the Phase 1 Exchange Agreement, as amended, will hereafter be referred to as the "Phase 1 Clear Channel Agreements".

     The transactions contemplated by the Phase 1 Clear Channel Agreements were consummated on August 25, 2000, whereby the Company transferred 25 stations in 5 markets to Clear Channel in exchange for 8 stations in 3 markets plus $91.5 million of cash proceeds.

     On September 6, 2000, Cumulus Media Inc. entered into an Asset Purchase Agreement (the "Phase 2 Asset Purchase Agreement") with Clear Channel Broadcasting, Inc. and Clear Channel Broadcasting Licenses, Inc., entities controlled by Clear Channel. On September 30, 2000, Cumulus Media Inc. entered into an amendment to the Phase 2 Asset Purchase Agreement (the "Phase 2 Amendment") with Clear Channel. Among other things, the Phase 2 Amendment i) specified the transfer of the Station Assets were as part of a like-kind exchange under Section 1031 of the Internal Revenue Code, and ii) set the closing date for October 2, 2000.

     The transactions contemplated by the Phase 2 Asset Purchase Agreement were consummated on October 2, 2000, whereby the Company sold 28 stations in 5 markets for $68.9 million of initial cash proceeds. Upon receipt of regulatory approval for 6 of the stations being sold, the Company will receive an additional $6.0 million of cash proceeds.

     On October 2, 2000, Cumulus Media Inc. entered into a Tangible Property Purchase Agreement (the "Phase 3 Tangible Property Purchase Agreement") with Capstar ROC. The transactions contemplated by the Phase 3 Tangible Property Purchase Agreement were consummated on October 2, 2000, whereby the Company sold the tangible assets associated with 44 stations in 8 markets to Clear Channel in exchange for cash proceeds of $15.0 million. On October 2, 2000, Cumulus Media Inc. entered into an Asset Exchange Agreement (the "Phase 3 Asset Exchange Agreement") with Capstar ROC and Capstar TX.

     On January 18, 2001, the Company completed substantially all of the asset exchanges and sales contemplated by the Phase 3 Asset Exchange Agreement with Capstar ROC and Capstar TX. Upon the closing, the Company transferred 44 stations in 8 markets in exchange for 4 stations in 1 market and approximately $36.2 million in cash. As of the close date, the Company also received approximately $2.7 million in proceeds previously withheld from the second phase of the Clear Channel transactions.

     The statement of operations for the year ended December 31, 2000 includes the revenue and broadcast operating expenses, or in the case of local marketing, management or consulting agreements, the respective contractual income, of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of (i) the date of acquisition of such station by the Company; (ii) December 31, 2000; or (iii) in the case of WJZE-FM, the termination date of the LMA.

     As of December 31, 2000 the Company was a party to various agreements to acquire stations across 16 markets for an aggregate purchase price of approximately $186.6 million. Between January 1, 2001 and March 16, 2001 the Company closed the acquisitions of 7 of those stations across 2 markets, representing $106.2 million in purchase price.

INDUSTRY OVERVIEW

     The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87%. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1991, when total radio advertising revenue fell by approximately 3.1% compared to the prior year, advertising revenue has generally risen in each of the past 16 years faster than both inflation and the gross national product.

     According to the Radio Advertising Bureau's Radio Marketing Guide and Fact Book for Advertisers, Fall '99 to Spring '00, each week radio reaches approximately 95% of all Americans over the age of 12. More than 66% of all radio listening is done outside the home and car radio reaches four out of five adults each week. The average listener spends approximately three hours and six minutes per day listening to radio. The highest portion of radio listenership occurs during the morning, particularly between the time a listener wakes up and the time the listener reaches work. This "morning drive time" period reaches more than 84% of people over 12 years of age, and as a result, radio advertising sold during this period achieves premium advertising rates.

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

     Our stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. The FCC has authorized two companies to provide satellite digital audio service. Such service, when implemented, is expected to deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The FCC has also sought public comment on the introduction of terrestrial digital audio broadcasting (which is digital audio broadcasting delivered using earth based equipment rather than satellites). It is not known at this time whether any such digital technology may be used in the future by existing radio broadcast stations, either on existing or alternate broadcasting frequencies. In addition, as discussed below, the FCC recently authorized a new low power FM service which may compete with our stations for listeners and revenue. The delivery of radio signals and information through the presently unregulated Internet also could create a new form of competition.

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

ADVERTISING SALES

     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 89%, 89% and 88% of our net broadcasting revenue was generated from the sale of local and regional advertising in 2000, 1999 and 1998, respectively. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

- - Automotive                   - Telecommunications           - Computers & Software
- - Retail                       - Fast Food                    - Entertainment
- - Healthcare                   - Beverage                     - Services

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

     Our stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of broadcast signals and information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

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

EMPLOYEES

     At December 31, 2000, we employed approximately 2,700 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

     We employ several on-air personalities with large loyal audiences in their respective markets. On occasion, we enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of any one of these personalities could result in a short-term loss of audience share, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

FEDERAL REGULATION OF RADIO BROADCASTING

     Introduction. The ownership, operation and sale of broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934. The Telecom Act amended the Communications Act to make changes in several broadcast laws and to direct the FCC to change certain of its broadcast rules. Among other things, the FCC grants permits and licenses to construct and operate radio stations; assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations and the operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcasting programming; and has the power to impose penalties for violations of its rules under the Communications Act.

     The following is a brief summary of certain provisions of the Communications Act, the Telecom Act and specific FCC rules and policies. This description does not purport to be comprehensive, and reference should be made to the Communications Act, the Telecom Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcasting stations. Failure to observe the provisions of the Communications Act and the FCC's rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short-term" (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties.

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

     Class C FM stations operate at 100 kilowatts of power with up to 1,968 feet of antenna elevation above average terrain. They are the most powerful FM stations, providing service to a large area, typically a substantial portion of a state. Class B FM stations operate at up to 50 kilowatts of power with up to 492 feet of antenna elevation. These stations typically serve large metropolitan areas as well as their associated suburbs. Class A FM stations operate at 6 kilowatts with up to 328 feet of antenna elevation, and serve smaller cities and towns or suburbs of larger cities.

     The minimum and maximum facilities requirements for a FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C-0, and C.

     The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of each of the stations we own or operate, assuming the consummation of all pending acquisitions, and the date on which each station's FCC license will expire.

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------           --------------     ---------------     ---------   ---------------    -----   ---------    ---     -----
MIDWEST REGION
Appleton Oshkosh, WI...  WWWX       FM     Oshkosh, WI             96.9     December 1, 2004   A          328        6.0      6.0
                         WVBO       FM     Winneconne, WI         103.9     December 1, 2004   C3         318       25.0     25.0
                         WNAM       AM     Neenah Menasha, WI      1280     December 1, 2004   B         N.A.       20.0      5.0
                         WOSH       AM     Oshkosh, WI             1490     December 1, 2004   C         N.A.        1.0      1.0
Dubuque, IA............  KLYV       FM     Dubuque, IA            105.3     February 1, 2005   C2         331       50.0     50.0
                         KXGE       FM     Dubuque, IA            102.3     February 1, 2005   A          410        1.7      1.7
                         WDBQ       FM     Galena, IL             107.5     February 1, 2005   A          328        3.0      3.0
                         WDBQ       AM     Dubuque, IA             1490     February 1, 2005   C         N.A.        1.0      1.0
                         WJOD       FM     Asbury, IA             103.3     February 1, 2005   C3         643        6.6      6.6
Bismarck, ND...........  KBYZ       FM     Bismarck, ND            96.5        April 1, 2005   C         1001      100.0    100.0
                         KACL       FM     Bismarck, ND            98.7        April 1, 2005   C         1093      100.0    100.0
                         KKCT       FM     Bismarck, ND            97.5        April 1, 2005   C1         830      100.0    100.0
                         KLXX       AM     Mandan, ND              1270        April 1, 2005   B         N.A.        1.0      0.3
Canton, OH.............  WRQK       FM     Canton, OH             106.9      October 1, 2003   B          341       27.5     27.5
                         WQXK       FM     Salem, OH              105.1      October 1, 2003   B          430       88.0     88.0
                         WSOM       AM     Salem, OH                600      October 1, 2003   D          N.A        1.0      0.0
Cedar Rapids, IA.......  KDAT       FM     Cedar Rapids, IA       104.5     February 1, 2005   C1         551      100.0    100.0
                         KHAK       FM     Cedar Rapids, IA        98.1     February 1, 2005   C1         459      100.0    100.0
                         KRNA       FM     Iowa City, IA           94.1     February 1, 2005   C1         981      100.0    100.0
Faribault-Owatonna-
Waseca, MN.............  KRFO       AM     Owatonna, MN            1390        April 1, 2005   B         N.A.        0.5      0.1
                         KRFO       FM     Owatonna, MN           104.9        April 1, 2005   A          174        4.7      4.7
                         KOWO       AM     Waseca, MN              1170        April 1, 2005   B         N.A.        1.0      0.0
                         KRUE       FM     Waseca, MN              92.1        April 1, 2005   C3         285       25.0     25.0
                         KDHL       AM     Faribault, MN            920        April 1, 2005   B         N.A.        5.0      5.0
                         KQCL       FM     Faribault, MN           95.9        April 1, 2005   A          328        3.0      3.0
                         KQPR       FM     Albert Lea, MN          96.1        April 1, 2005   A          328        6.0      6.0
Flint, MI..............  WDZZ       FM     Flint, MI               92.7      October 1, 2004   A          256        3.0      3.0
                         WRSR       FM     Owosso, MI             103.9      October 1, 2004   A          482        2.9      2.9
                         WWCK       FM     Flint, MI              105.5      October 1, 2004   B1         328       25.0     25.0
                         WFDF       AM     Flint, MI                910      October 1, 2004   B         N.A.        5.0      1.0
                         WWCK       AM     Flint, MI               1570      October 1, 2004   D         N.A.        1.0      0.1
Green Bay, WI..........  WOGB       FM     Kaukauna, WI           103.1     December 1, 2004   C3         879       25.0     25.0
                         WJLW       FM     Allouez, WI            106.7     December 1, 2004   C3         509       25.0     25.0
                         WXWX       FM     Brillion, WI           107.5     December 1, 2004   A          328        6.0      6.0
                         WQLH       FM     Green Bay, WI           98.5     December 1, 2004   C1         499      100.0    100.0
                         WDUZ       AM     Green Bay, WI           1400     December 1, 2004   C         N.A.        1.0      1.0
Harrisburg, PA.........  WNNK       FM     Harrisburg, PA         104.1       August 1, 2006   B          725       22.5     22.5
                         WTPA       FM     Mechanicsburg, PA       93.5       August 1, 2006   A          719        1.3      1.3
                         WNCE       FM     Palmyra, PA             92.1       August 1, 2006   A          299        3.3      3.3
                         WTCY       AM     Harrisburg, PA          1400       August 1, 2006   C         N.A.        1.0      1.0
Kalamazoo, MI..........  WKFR       FM     Battle Creek, MI       103.3      October 1, 2004   B          482       50.0     50.0
                         WRKR       FM     Portage, MI            107.7      October 1, 2004   B          489       50.0     50.0
                         WKMI       AM     Kalamazoo, MI           1360      October 1, 2004   B         N.A.        5.0      1.0
Monroe, MI.............  WTWR       FM     Monroe, MI              98.3      October 1, 2004   A          466        1.4      1.4
Quad Cities, IA-IL.....  WXLP       FM     Moline, IL              96.9     December 1, 2004   B          499       50.0     50.0
                         KORB       FM     Bettendorf, IA          93.5     February 1, 2005   A          896        6.0      6.0
                         KBEA       FM     Muscatine, IA           99.7     February 1, 2005   C1         318      100.0    100.0
                         KBOB       FM     DeWitt, IA             104.9     February 1, 2005   C3         469       12.5     12.5
                         KJOC       AM     Davenport, IA           1170     February 1, 2005   B         N.A.        1.0      1.0

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------           --------------     ---------------     ---------   ---------------    -----   ---------    ---     -----
Rockford, IL...........  WROK       AM     Rockford, IL            1440     December 1, 2004   B         N.A.        5.0      0.3
                         WZOK       FM     Rockford, IL            97.5     December 1, 2004   B          430       50.0     50.0
                         WXXQ       FM     Freeport, IL            98.5     December 1, 2004   B1         492       11.0     11.0
                         WKMQ       FM     Lores Park, IL          96.7     December 1, 2004   A          161        5.0      5.0
Saginaw, MI............  WTLZ       FM     Saginaw, MI            107.1      October 1, 2004   A          361        4.9      4.9
Toledo, OH.............  WKKO       FM     Toledo, OH              99.9      October 1, 2003   B          499       50.0     50.0
                         WRQN       FM     Bowling Green, OH       93.5      October 1, 2003   A          397        4.1      4.1
                         WTOD       AM     Toledo, OH              1560      October 1, 2003   B         N.A.        5.0      0.0
                         WWWM       FM     Sylvania, OH           105.5      October 1, 2003   A          390        4.3      4.3
                         WLQR       AM     Toledo, OH              1470      October 1, 2003   B         N.A.        1.0      1.0
                         WXKR       FM     Port Clinton, OH        94.5      October 1, 2003   B          630       30.0     30.0
                         WRWK       FM     Delta, OH              106.5      October 1, 2003   A          328        3.0      3.0
Topeka, KS.............  KDVV       FM     Topeka, KS             100.3       August 1, 2005   C          984      100.0    100.0
                         KMAJ       FM     Topeka, KS             107.7       August 1, 2005   C          988      100.0    100.0
                         KMAJ       AM     Topeka, KS              1440       August 1, 2005   B         N.A.        5.0      1.0
                         KTOP       AM     Topeka, KS              1490       August 1, 2005   C         N.A.        1.0      1.0
                         KQTP       FM     St. Marys, KS          102.9       August 1, 2005   C2         318       50.0     50.0
                         KWIC       FM     Topeka, KS              99.3       August 1, 2005   A          292        6.0      6.0
Waterloo-Cedar Falls,
IA.....................  KKCV       FM     Cedar Falls, IA         98.5     February 1, 2005   C3         423       15.1     15.1
                         KOEL       FM     Oelwein, IA             92.3     February 1, 2005   C          991       95.0     95.0
                         KOEL       AM     Oelwein, IA              950     February 1, 2005   B         N.A.        5.0      0.5
                         KCRR       FM     Grundy Center, IA       97.7     February 1, 2005   C3         407       16.0     16.0
Youngstown, OH.........  WBBW       AM     Youngstown, OH          1240      October 1, 2003   C         N.A.        1.0      1.0
                         WPIC       AM     Sharon, PA               790       August 1, 2006   D         N.A.        1.0      0.0
                         WYFM       FM     Sharon, PA             102.9       August 1, 2006   B          604       33.0     33.0
                         WHOT       FM     Youngstown, PA         101.1      October 1, 2003   B          705       24.5     24.5
                         WLLF       FM     Mercer, PA              96.7       August 1, 2006   A          486        1.4      1.4
                         WWIZ       FM     Mercer, PA             103.9       August 1, 2006   A          299        3.0      3.0
SOUTHEAST REGION
Albany, GA.............  WNUQ       FM     Albany, GA             101.7        April 1, 2004   A          299        3.0      3.0
                         WEGC       FM     Sasser, GA             107.7        April 1, 2004   C3         328       25.0     25.0
                         WALG       AM     Albany, GA              1590        April 1, 2004   B         N.A.        5.0      1.0
                         WJAD       FM     Leesburg, GA           103.5        April 1, 2004   C3         463       12.5     12.5
                         WKAK       FM     Albany, GA             104.5        April 1, 2004   C1         981       98.0     98.0
                         WGPC       AM     Albany, GA              1450        April 1, 2004   C         N.A.        1.0      1.0
                         WQVE       FM     Camilla, GA            105.5        April 1, 2004   A          276        6.0      6.0
                         WWSG       FM     Sylvester, GA          102.1        April 1, 2004   A          328        6.0      6.0
Columbus-Starkville,
MS.....................  WSSO       AM     Starkville, MS          1230         June 1, 2004   C         N.A.        1.0      1.0
                         WMXU       FM     Starkville, MS         106.1         June 1, 2004   C2         502       40.0     40.0
                         WSMS       FM     Artesia, MS             99.9         June 1, 2004   C2         312       50.0     50.0
                         WKOR       FM     Columbus, MS            94.9         June 1, 2004   C2         492       50.0     50.0
                         WKOR       AM     Starkville, MS           980         June 1, 2004   B         N.A.        1.0      0.0
                         WJWF       AM     Columbus, MS            1400         June 1, 2004   C         N.A.        1.0      1.0
                         WMBC       FM     Columbus, MS           103.1         June 1, 2004   C2         755       22.0     22.0
Fayetteville, NC.......  WRCQ       FM     Dunn, NC               103.5     December 1, 2003   C2         502       47.5     47.5
                         WFNC       FM     Lumberton, NC          102.3     December 1, 2003   A          269        3.0      3.0
                         WFNC       AM     Fayetteville, NC         640     December 1, 2003   B         N.A.       10.0      1.0
                         WQSM       FM     Fayetteville, NC        98.1     December 1, 2003   C1         830      100.0    100.0
                         WKQB       FM     Southern Pines, NC     106.9     December 1, 2003   C2         482       50.0     50.0
Florence, SC...........  WYNN       FM     Florence, SC           106.3     December 1, 2003   A          325        6.0      6.0
                         WYNN       AM     Florence, SC             540     December 1, 2003   B         N.A.        0.3      0.2
                         WHLZ       FM     Manning, SC             92.5     December 1, 2003   C         1171       98.0     98.0
                         WYMB       AM     Manning, SC              920     December 1, 2003   B         N.A.        2.3      1.0
                         WCMG       FM     Latta, SC               94.3     December 1, 2003   C3         502       10.5     10.5
                         WHSC       AM     Hartsville, SC          1450     December 1, 2003   C         N.A.        1.0      1.0
                         WBZF       FM     Hartsville, SC          98.5     December 1, 2003   A          328        3.0      3.0
                         WFSF       FM     Marion, SC             100.5     December 1, 2003   C3         354       21.5     21.5
                         WMXT       FM     Pamplico, SC           102.1     December 1, 2003   C2         479       50.0     50.0
                         WWFN       FM     Lake City, SC          100.1     December 1, 2003   A          433        3.3      3.3

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------           --------------     ---------------     ---------   ---------------    -----   ---------    ---     -----
Lexington, KY..........  WVLK       AM     Lexington, KY            590       August 1, 2004   B         N.A.        5.0      1.6
                         WVLK       FM     Lexington, KY           92.9       August 1, 2004   C1         850      100.0    100.0
                         WLTO       FM     Nicholasville, KY      102.5       August 1, 2004   A          400        2.0      2.0
                         WLRO       FM     Richmond, KY           101.5       August 1, 2004   C3         541       10.0     10.0
                         WXZZ       FM     Georgetown, KY         103.3       August 1, 2004   A          794        1.0      1.0
Melbourne-Titus-Cocoa,
FL.....................  WHKR       FM     Rockledge, FL          102.7     February 1, 2004   C2         492       50.0     50.0
                         WAOA       FM     Melbourne, FL          107.1     February 1, 2004   C1         486      100.0    100.0
                         WAOA       AM     Melbourne, FL           1560     February 1, 2004   D         N.A.        5.0      0.0
Mobile, AL.............  WYOK       FM     Atmore, AL             104.1        April 1, 2004   C         1555      100.0    100.0
                         WGOK       AM     Mobile, AL               900        April 1, 2004   B         N.A.        1.0      0.4
                         WBLX       FM     Mobile, AL              92.9        April 1, 2004   C         1555       98.0     98.0
                         WDLT       FM     Chickasaw, AL           98.3        April 1, 2004   C2         548       40.0     40.0
                         WDLT       AM     Fairhope, AL             660        April 1, 2004   B         N.A.       10.0      0.0
Montgomery, AL.........  WMSP       AM     Montgomery, AL           740        April 1, 2004   B         N.A.       10.0      0.0
                         WNZZ       AM     Montgomery, AL           950        April 1, 2004   B         N.A.        1.0      0.4
                         WMXS       FM     Montgomery, AL         103.3        April 1, 2004   C         1096      100.0    100.0
                         WLWI       FM     Montgomery, AL          92.3        April 1, 2004   C         1096      100.0    100.0
                         WHHY       FM     Montgomery, AL         101.9        April 1, 2004   C         1096      100.0    100.0
                         WLWI       AM     Montgomery, AL          1440        April 1, 2004   B         N.A.        5.0      1.0
                         WXFX       FM     Prattville, AL          95.1        April 1, 2004   C2         476       50.0     50.0
Myrtle Beach, SC.......  WSYN       FM     Georgetown, SC         106.5     December 1, 2003   C2         492       50.0     50.0
                                           Pawley's Island,
                         WDAI       FM     SC                      98.5     December 1, 2003   A          328        6.0      6.0
                         WIQB       FM     Conway, SC              93.9     December 1, 2003   A          420        3.7      3.7
                         WXJY       FM     Georgetown, SC          93.7     December 1, 2003   A          328        6.0      6.0
                         WJXY       AM     Conway, SC              1050     December 1, 2003   B         N.A.        5.0      0.5
                         WSEA       FM     Atlantic Beach, SC     100.3     December 1, 2003   A          476        2.6      2.6
                         WYAK       FM     Surfside Beach, SC     103.1     December 1, 2003   C3         528        8.0      8.0
Pensacola, FL..........  WJLQ       FM     Pensacola, FL          100.7     February 1, 2004   C         1555      100.0    100.0
                         WCOA       AM     Pensacola, FL           1370     February 1, 2004   B         N.A.        5.0      5.0
                         WRRX       FM     Gulf Breeze, FL        106.1     February 1, 2004   A          328        3.0      3.0
Savannah, GA...........  WJCL       FM     Savannah, GA            96.5        April 1, 2004   C         1161      100.0    100.0
                         WIXV       FM     Savannah, GA            95.5        April 1, 2004   C1         856      100.0    100.0
                         WSIS       FM     Springfield, GA        103.9        April 1, 2004   A          328        6.0      6.0
                         WBMQ       AM     Savannah, GA             630        April 1, 2004   B         N.A.        5.0      5.0
                         WEAS       FM     Savannah, GA            93.1        April 1, 2004   C1         981       97.0     97.0
                         WJLG       AM     Savannah, GA             900        April 1, 2004   B         N.A.        4.4      0.2
                         WZAT       FM     Savannah, GA           102.1        April 1, 2004   C         1306      100.0    100.0
Tallahassee, FL........  WHBX       FM     Tallahassee, FL         96.1     February 1, 2004   C2         479       37.0     37.0
                         WBZE       FM     Tallahassee, FL         98.9     February 1, 2004   C1         604      100.0    100.0
                         WHBT       AM     Tallahassee, FL         1410     February 1, 2004   B         N.A.        5.0      0.0
                         WWLD       FM     Tallahassee, FL        106.1     February 1, 2004   A          328        6.0      6.0
                         WGLF       FM     Tallahassee, FL        104.1     February 1, 2004   C         1394       90.0     90.0
Wilmington, NC.........  WWQQ       FM     Wilmington, NC         101.3     December 1, 2003   C2         545       40.0     40.0
                         WGNI       FM     Wilmington, NC         102.7     December 1, 2003   C1         981      100.0    100.0
                         WMNX       FM     Wilmington, NC          97.3     December 1, 2003   C1         883      100.0    100.0
                         WKXS       FM     Leland, NC              94.1     December 1, 2003   A          148        5.0      5.0
                         WAAV       AM     Leland, NC               980     December 1, 2003   B         N.A.        5.0      5.0
SOUTHWEST REGION
Abilene, TX............  KCDD       FM     Hamlin, TX             103.7       August 1, 2005   C1         745      100.0    100.0
                         KBCY       FM     Tye, TX                 99.7       August 1, 2005   C          984       98.0     98.0
                         KFQX       FM     Anson, TX               98.1       August 1, 2005   C2         492       50.0     50.0
                         KHXS       FM     Merkel, TX             102.7       August 1, 2005   C1        1148       66.0     66.0
Amarillo, TX...........  KZRK       FM     Canyon, TX             107.9       August 1, 2005   C1         476      100.0    100.0
                         KZRK       AM     Canyon, TX              1550       August 1, 2005   B         N.A.        1.0      0.2
                         KARX       FM     Claude, TX              95.7       August 1, 2005   C1         390      100.0    100.0
                         KPUR       AM     Amarillo, TX            1440       August 1, 2005   B         N.A.        5.0      1.0
                         KPUR       FM     Canyon, TX             107.1       August 1, 2005   A          315        6.0      6.0
                         KQIZ       FM     Amarillo, TX            93.1       August 1, 2005   C1         699      100.0    100.0

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------           --------------     ---------------     ---------   ---------------    -----   ---------    ---     -----
Beaumont-Port Arthur,
TX.....................  KAYD       FM     Beaumont, TX            97.5       August 1, 2005   C         1200      100.0    100.0
                         KQXY       FM     Beaumont, TX            94.1       August 1, 2005   C         1099      100.0    100.0
                         KQHN       AM     Nederland, TX           1510       August 1, 2005   B         N.A.        5.0      0.0
                         KIKR       AM     Beaumont, TX            1450       August 1, 2005   C         N.A.        1.0      1.0
                         KTCX       FM     Beaumont, TX           102.5       August 1, 2005   C2         492       50.0     50.0
Fayetteville, AR.......  KFAY       FM     Bentonville, AR         98.3         June 1, 2004   C1         617      100.0    100.0
                         KFAY       AM     Farmington, AR          1030         June 1, 2004   B         N.A.       10.0      1.0
                         KKEG       FM     Fayetteville, AR        92.1         June 1, 2004   C3         548        7.6      7.6
                         KAMO       FM     Rogers, AR              94.3         June 1, 2004   C2         692       25.1     25.1
                         KMCK       FM     Siloam Springs, AR     105.7         June 1, 2004   C1         476      100.0    100.0
                         KZRA       AM     Springdale, AR          1590         June 1, 2004   B         N.A.        2.5      0.1
                         KDAB       FM     Prairie Grove, AR       94.9         June 1, 2004   C2         761       21.0     21.0
Fort Smith, AR.........  KLSZ       FM     Van Buren, AR          102.7         June 1, 2004   C3         476       12.0     12.0
                         KOMS       FM     Poteau, OK             107.3         June 1, 2005   C         1811      100.0    100.0
                         KBBQ       FM     Fort Smith, AR         100.7         June 1, 2005   C2         459       50.0     50.0
                         KAYR       AM     Van Buren, AR           1060         June 1, 2005   D         N.A.        0.5      0.0
Grand Junction, CO.....  KBKL       FM     Grand Junction, CO     107.9        April 1, 2005   C         1460      100.0    100.0
                         KEKB       FM     Fruita, CO              99.9        April 1, 2005   C         1542       79.0     79.0
                         KMXY       FM     Grand Junction, CO     104.3        April 1, 2005   C         1460      100.0    100.0
                         KKNN       FM     Delta, CO               95.1        April 1, 2005   C         1424      100.0    100.0
                         KEXO       AM     Grand Junction, CO      1230        April 1, 2005   C         N.A.        1.0      1.0
Killeen-Temple, TX.....  KLTD       FM     Temple, TX             101.7       August 1, 2005   C3         410       16.6     16.6
                         KOOC       FM     Belton, TX             106.3       August 1, 2005   C3         489       11.5     11.5
                         KSSM       FM     Copperas Cove, TX      103.1       August 1, 2005   C3         558        8.6      8.6
                         KUSJ       FM     Harker Heights, TX     105.5       August 1, 2005   C2         577       36.0     36.0
                         KTEM       AM     Temple, TX              1400       August 1, 2005   C         N.A.        1.0      1.0
Lake Charles, LA.......  KKGB       FM     Sulphur, LA            101.3         June 1, 2004   C3         289       25.0     25.0
                         KBIU       FM     Lake Charles, LA       103.7         June 1, 2004   C1         469      100.0    100.0
                         KYKZ       FM     Lake Charles, LA        96.1         June 1, 2004   C         1204       97.0     97.0
                         KXZZ       AM     Lake Charles, LA        1580         June 1, 2004   B         N.A.        1.0      1.0
Odessa-Midland, TX.....  KBAT       FM     Midland, TX             93.3       August 1, 2005   C1         440      100.0    100.0
                         KODM       FM     Odessa, TX              97.9       August 1, 2005   C1        1000      100.0    100.0
                         KNFM       FM     Midland, TX             92.3       August 1, 2005   C          984      100.0    100.0
                         KGEE       FM     Monahans, TX            99.9       August 1, 2005   C1         574       98.0     98.0
                         KMND       AM     Midland, TX             1510       August 1, 2005   B         N.A.        2.4      0.0
                         KRIL       AM     Odessa, TX              1410       August 1, 2005   B         N.A.        1.0      1.0
Shreveport, LA.........  KMJJ       FM     Shreveport, LA          99.7         June 1, 2004   C2         463       50.0     50.0
                         KRMD       FM     Shreveport, LA         101.1         June 1, 2004   C         1119       98.0     98.0
                         KRMD       AM     Shreveport, LA          1340         June 1, 2004   C         N.A.        1.0      1.0
                         KBED       FM     Shreveport, LA         102.9         June 1, 2004   C2         525       44.0     44.0
Wichita Falls, TX......  KLUR       FM     Wichita Falls, TX       99.9       August 1, 2005   C1         830      100.0    100.0
                         KQXC       FM     Wichita Falls, TX      102.5       August 1, 2005   A          312        4.5      4.5
                         KYYI       FM     Burkburnett, TX        104.7       August 1, 2005   C         1017      100.0    100.0
                         KOLI       FM     Electra, TX             94.9       August 1, 2005   C2         492       50.0     50.0
NORTHEAST REGION
Bangor, ME.............  WQCB       FM     Brewer, ME             106.5        April 1, 2006   C         1079       98.0     98.0
                         WBZN       FM     Old Town, ME           107.3        April 1, 2006   C2         436       50.0     50.0
                         WWMJ       FM     Ellsworth, ME           95.7        April 1, 2006   B         1030       11.5     11.5
                         WEZQ       FM     Bangor, ME              92.9        April 1, 2006   B          787       20.0     20.0
                         WDEA       AM     Ellsworth, ME           1370        April 1, 2006   B          5.0        5.0      5.0
WEST REGION
Eugene-Springfield,
OR.....................  KNRQ       FM     Creswell, OR            95.3     February 1, 2006   C3        1207        0.7      0.7
                         KNRQ       AM     Eugene, OR              1320     February 1, 2006   D         N.A.        1.0      0.1
                         KZEL       FM     Eugene, OR              96.1     February 1, 2006   C         1093      100.0    100.0
                         KUGN       AM     Eugene, OR               590     February 1, 2006   B         N.A.        5.0      5.0
                         KEHK       FM     Brownsville, OR        102.3     February 1, 2006   C1         919      100.0    100.0
                         KKTT       FM     Eugene, OR              97.9     February 1, 2006   C         1011      100.0    100.0

                                                                                                        HEIGHT
                                                                                                         ABOVE          POWER
                                                                                                        AVERAGE    (IN KILOWATTS)
                                                                               EXPIRATION       FCC     TERRAIN    ---------------
        MARKET              STATIONS        CITY OF LICENSE     FREQUENCY   DATE OF LICENSE    CLASS   (IN FEET)    DAY     NIGHT
        ------           --------------     ---------------     ---------   ---------------    -----   ---------    ---     -----
Oxnard-Ventura, CA.....  KVEN       AM     Ventura, CA             1450     December 1, 2005   C         N.A.        1.0      1.0
                         KHAY       FM     Ventura, CA            100.7     December 1, 2005   B         1211       39.0     39.0
                         KBBY       FM     Ventura, CA             95.1     December 1, 2005   B          876       12.3     12.3
Santa Barbara, CA......  KMGQ       FM     Santa Barbara, CA       97.5     December 1, 2005   B         2920       16.0     16.0
                         KKSB       FM     Goleta, CA             106.3     December 1, 2005   A          827        0.2      0.2
                         KRUZ       FM     Santa Barbara, CA      103.3     December 1, 2005   B         2979      105.0    105.0

     We also own and operate five radio stations in various locations throughout the English-speaking Eastern Caribbean, including Trinidad, St. Kitts-Nevis, St. Lucia, Montserrat and Antigua-Barbuda, and we have been granted licenses for FM stations covering Barbados and Tortola, British Virgin Islands. These Eastern Caribbean stations are not regulated by the FCC.

     Regulatory Approvals. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors pertaining to the proposed licensee, including compliance with various rules limiting common ownership of media properties, financial qualifications of the licensee, the "character" of the licensee and those persons holding "attributable" interests in the licensee, and compliance with the Communications Act's limitation on non-U.S. ownership, as well as compliance with other FCC rules and policies, including programming and filing requirements. The FCC also reviews the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity as discussed below. Petitions to deny have been filed, and are currently pending against certain of the Company's acquisitions in four markets, alleging that those acquisitions would result in excessive market concentration or other violations of the Communications Act or FCC rules and polices. See "-- Antitrust and Market Concentration Considerations." Based on these petitions, the FCC could take action to seek the termination of a local marketing agreement or halt the consummation of an acquisition of the Company. The Company has responded to each such petition. The Company believes no risk of a material adverse impact on the operations of the Company taken as a whole exists related to actions which may be taken by the Commission on those petitions.

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

     None of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations or precludes consummation of our pending acquisitions, other than the pending acquisition of one radio station. These FCC rules and policies will limit the number of additional stations that we may acquire in the future in our markets.

     Because of these multiple and cross ownership rules, a purchaser of our voting stock which acquires an "attributable" interest in us (as discussed below) may violate the FCC's rules if such purchaser also has an attributable or direct interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of Cumulus violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

     The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable," or cognizable, interests held by a person or entity. A person or entity can have such an interest in a radio station, television station or daily newspaper by being an officer, director, partner, shareholder or, in certain cases, a debtholder of a company that owns that station or newspaper. Whether that interest is subject to the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the "owner" of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

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

     Local Marketing Agreements. A number of radio stations, including certain of our stations, have entered into what are commonly referred to as "local marketing agreements" or "time brokerage agreements" (collectively, "LMAs"). In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws, the Communications Act, and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains ultimate responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies.

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

     Proposed Changes. The FCC, in 1997, awarded two licenses for the provision of satellite-delivered digital audio radio services. Under rules adopted for this service, licensees must begin operating within four years after the date of licensing, and must be operating their entire system within six years after that date. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital audio broadcasting following industry analysis of technical standards and has invited and received comments on a petition requesting the FCC to initiate rule making with respect to terrestrial digital audio broadcasting.

     In January 2000, the FCC released a Report and Order adopting rules for a new low power FM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. The FCC has limited ownership and operation of low power FM stations to persons and entities which do not currently have an attributable interest in any FM station and has required that low power FM stations be operated on a non-commercial educational basis. Various parties have appealed the FCC's decision in the Report and Order. The Commerce, Justice, State Appropriations Act, which was signed into law on December 21, 2000, included language from the Radio Broadcasting Preservation Act of 2000 imposing restrictions on the operation of low-power FM radio stations. A bill has been introduced to repeal this provision, but no action has been taken on that bill to date. In light of the passage of the Appropriations Act, the NAB and FCC have asked the D.C. Court of Appeals to remand a court challenge to the FCC so the original low-power FM rules can be brought into compliance with the new law. We cannot predict what impact low power FM radio will have on our operations. Adverse effects of a new low power FM service on our operations could include interference with our stations, and competition by low power stations for listeners and revenues.

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

     Antitrust and Market Concentration Considerations. Certain of our future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Radino Antitrust Improvements Act of 1976, as amended ("HSR Act") by the Department of Justice or the Federal Trade Commission, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws. In February 2001, amendments to the HSR Act become effective providing that transactions will be subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $50,000,000 or more. Most of our past acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The Department of Justice has reviewed numerous radio station acquisitions, where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the Department of

Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

     We are aware that the Department of Justice has commenced, and subsequently discontinued, investigations of several acquisitions and pending acquisitions by Cumulus. The Department of Justice can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending or future acquisitions are not or will not be the subject of an investigation or enforcement action by the Department of Justice or the Federal Trade Commission. Similarly, there can be no assurance that the Department of Justice, the Federal Trade Commission or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that the Company divest stations it already owns in a particular market. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

     As part of its review of certain radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under LMAs, joint sales agreements and other similar agreements customarily entered into in connection with radio station ownership transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. In connection with acquisitions subject to the waiting period under the HSR Act, we will not commence operation of any affected station to be acquired under an LMA or similar agreement until the waiting period has expired or been terminated.

     In addition, where acquisitions would result in certain local radio advertising revenue concentration thresholds being met, the FCC staff has a policy of reviewing applications for proposed radio station acquisitions with respect to local market concentration concerns. The FCC places a specific notation on the public notices with respect to proposed radio station acquisitions that it believes may raise local market concentration concerns inviting public comment on such matters, and in some cases may request additional information with respect to such acquisitions. Such policy may help trigger petitions to deny and informal objections against FCC applications for certain pending acquisitions and future acquisitions. Specifically, the FCC staff has stated publicly that it will review proposed acquisitions with respect to local radio market concentration if publicly available sources indicate that, following such acquisitions, one party would receive 50% or more of the radio advertising revenues in such local radio market, or that any two parties would together receive 70% or more of such revenues, notwithstanding that the proposed acquisitions would comply with the station ownership limits in the Telecom Act and the FCC's multiple ownership rules. The FCC has, from time to time, placed such notations on the public notices with respect to a number of Cumulus applications and has conducted such reviews with respect to certain of these applications. Competitors have also filed petitions to deny which are currently pending before the FCC on the basis of market concentration and/or other alleged non-compliance with the Communications Act and FCC rules and policies against certain of the Company's pending acquisitions and dispositions in four markets (Columbus-Starkville, Mississippi; Columbus, Georgia; Tallahassee, Florida; and Topeka, Kansas). All such petitions and FCC concerns regarding market concentration must be resolved before FCC approval can be obtained and the acquisitions can be consummated. In addition, the FCC has recently proposed new rules to define a "market" for purposes of the local radio station ownership limits in the Telecom Act and the FCC's multiple ownership rules, which if adopted potentially could reduce the number of stations that Cumulus would be allowed to acquire in some markets, and could limit our ability to sell all of the stations we own in certain markets to a single purchaser, which could diminish the value of those markets to potential acquirers.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 1, 2001:

               NAME                   AGE                           POSITION(S)
               ----                   ---                           -----------
Lewis W. Dickey, Jr. .............    39     Chairman, President and Chief Executive Officer
Jonathon G. Pinch.................    52     Executive Vice President, Chief Operating Officer
Martin R. Gausvik.................    43     Executive Vice President, Chief Financial Officer and
                                             Treasurer
John Dickey.......................    33     Executive Vice President

     LEWIS W. DICKEY, JR. has served as our Chairman, President and CEO since December 2000, and as a Director since March 1998. Mr. Dickey was a founder and an initial investor in Cumulus Media, LLC through his interest in CML Holdings LLC and owns 75% of the outstanding equity interests of DBBC of Georgia, LLC, which was a Managing Member of Cumulus Media, LLC. He served as Executive Vice Chairman and a Director of Cumulus Media, LLC from its inception in April 1997 until its dissolution in June 1998. Mr. Dickey is the founder and was President of Stratford Research, Inc. from September 1985 to March 1998 and owns 25% of the outstanding capital stock of Stratford Research, Inc. Stratford Research, Inc. is a strategy consulting and market research firm advising radio and television broadcasters as well as other media related industries. From January 1988 until March 1998, Mr. Dickey served as President and Chief Operating Officer of Midwestern Broadcasting Corporation, which operated two stations in Toledo, Ohio that were acquired by the Company in November 1997. He also has an ownership interest (along with members of his family and others) in three stations in Nashville, Tennessee: WQQK-FM, WNPL-FM and WVOL-AM. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise -- Building Radio Brands, published by the National Association of Broadcasters, one of the industry's leading texts on competition and strategy. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John Dickey.

     JONATHON G. PINCH has served as our Executive Vice President and Chief Operating Officer since December 2000. Mr. Pinch joined the Company effective December 1, 2000, after a highly successful tenure as the President of Clear Channel International Radio ("CCU International") (NYSE: CCU). At rapidly growing CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30 year broadcast veteran and has previously served as Owner/President WTVK-TV Ft Myers-Naples Florida, General Manager WMTX-FM/WHBO-AM Tampa Florida, General Manager/Owner WKLH-FM Milwaukee, GM WXJY Milwaukee.

     MARTIN R. GAUSVIK is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Gausvik joined the Company effective May 29, 2000 and is a 17-year veteran of the radio industry, having served as Vice President Finance for Jacor Communications from 1996 until the merger of Jacor's 250 radio station group with Clear Channel Communications in May 1999. More recently, he was Executive Vice President and Chief Financial Officer of Latin Communications Group, the operator of 17 radio stations serving major markets in the Western U.S. Prior to joining Jacor, from 1984 to 1996, Gausvik held various accounting and financial positions with Taft Broadcasting, including Controller of Taft's successor company, Citicasters.

     JOHN DICKEY is our Executive Vice President. Mr. Dickey has served as Executive Vice President of Stratford Research, Inc. since June 1988. He served as Director of Programming for Midwestern Broadcasting from January 1990 to March 1998 and is a partner in Stratford Research, Inc. as well as an ownership interest (along with members of his family and Mr. Weening) in three stations in Nashville, Tennessee: WQQK-FM, WNPL-FM and WVOL-AM. Mr. Dickey also owns 25% of the outstanding capital stock of Stratford Research, Inc. and 25% of the outstanding equity interests of DBBC of Georgia, LLC. Mr. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. Dickey is the brother of Lewis W. Dickey, Jr.

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

     At December 31, 2000, the Company owned studio facilities in thirty-nine markets and it owned transmitter and antenna sites in forty markets. We lease additional studio and office facilities in thirty-six markets and additional transmitter and antenna sites in thirty-nine markets. In addition, the Company leases corporate office space in Atlanta, GA, Chicago, IL, and Milwaukee, WI, which in the aggregate approximates 30,166 sq. ft. During 2000, the Company commenced a plan to close its Chicago and Milwaukee offices and consolidated its corporate office in Atlanta, GA. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns or leases substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

     No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.

ITEM 3. LEGAL PROCEEDINGS

     The Company had been named as a defendant in the following eleven class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al.; (8) Krim v. Cumulus Media Inc., et al.; (9) Baldwin v. Cumulus Media, Inc., et al.; (10) Pabian v. Weening, et al.; and (11) Demers v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, have also been named as defendants. The complaints have all been filed in the United States District Court for the Eastern District of Wisconsin. They were filed as class actions on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between May 11, 1999 and April 24, 2000. On August 4, 2000, the eleven actions were consolidated into a single action, also pending in the United States District Court for the Eastern District of Wisconsin. On December 8, 2000, plaintiffs served a Second Amended Consolidated Class Action Complaint, which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, and Sections 11 and 12(a) of the Securities Act of 1933, and seeks unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition as a result of the restatement on May 26, 2000 of the Company's results for the first three quarters of 1999. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of Cumulus Media stock was artificially inflated. On February 8, 2001, the Company served its motion to dismiss the second amended complaint.

     In 1999, the Company was served with a complaint filed in state court in New York, seeking approximately $1.9 million in damages arising from the Company's alleged breach of national representation agreements. To date, the Company has filed an answer to the complaint which denies liability and asserts a variety of affirmative defenses. On February 15, 2001, the Company's current national representation agent agreed to indemnify, defend and hold harmless the Company against any loss, liability, cost or expense in connection with this matter.

     In 1999, the Company was served with a complaint filed in county court in Alabama alleging that in August 1997, an employee of Colonial Broadcasting, Inc., which we acquired in July 1998, was at fault in connection with an automobile accident. The plaintiff is seeking $8.5 million damages. We believe we have a right to indemnification from the sellers of Colonial Broadcasting under the related purchase agreement. The seller's insurance company has assumed the defense of the matter.

     In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, October 1, 2000 through December 31, 2000, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), have been quoted on the Nasdaq National Market under the symbol CMLS since the consummation of the initial public offering of the Company's Class A Common Stock on July 1, 1998. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on the Nasdaq National Market, as reported in published financial sources.

YEAR                                                              HIGH      LOW
- ----                                                              ----      ---
1998
      Third Quarter..........................................    $17.88    $ 7.75
      Fourth Quarter.........................................    $17.25    $ 4.88
1999
      First Quarter..........................................    $17.88    $ 9.75
      Second Quarter.........................................    $21.88    $13.25
      Third Quarter..........................................    $32.69    $20.00
      Fourth Quarter.........................................    $53.00    $29.25
2000
      First Quarter..........................................    $50.38    $13.06
      Second Quarter.........................................    $14.63    $ 7.81
      Third Quarter..........................................    $11.56    $ 4.06
      Fourth Quarter.........................................    $ 7.00    $ 3.19
2001
      First Quarter (thru March 16, 2001)....................    $ 8.25    $ 3.75

     As of March 16, 2001, there were approximately 130 holders of record of the Class A Common Stock.

     The Company has not declared or paid any cash dividends on its Class A Common Stock since its inception and does not currently anticipate paying any cash dividends on its Class A Common Stock in the foreseeable future. The Company intends to retain future earnings for use in its business. The Company is currently subject to restrictions under the terms of the $225.0 million senior credit facility ("Credit Facility"), the indenture (the "Indenture") governing the $160.0 million of 10 3/8 Senior Subordinated Notes due 2008 ("Notes") and the certificate of designations (the "Certificate of Designations") governing the 13.75% Series A Cumulative Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock") that limit the amount of cash dividends that may be paid on its Class A Common Stock. The Company may pay cash dividends on its Class A Common Stock in the future only if certain financial tests set forth in the Credit Facility, the Indenture and the Certificate of Designations are met and only if it fulfills its obligations to pay dividends to the holders of its Series A Preferred Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated historical financial data presented below has been derived from the audited consolidated financial statements of Cumulus Media Inc. as of and for the years ended December 31, 2000,

1999 and 1998. The consolidated historical financial data of Cumulus Media Inc. are not comparable from year to year because of the acquisition and disposition of various radio stations by the Company during the periods covered. This data should be read in conjunction with the audited, consolidated financial statements of Cumulus Media Inc., the related notes thereto, as set forth in
Part II, Item 8 and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

                                                                                             PERIOD FROM
                                                  YEAR           YEAR           YEAR        INCEPTION ON
                                                 ENDED          ENDED          ENDED       MAY 22, 1997 TO
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                  2000           1999           1998            1997
                                              ------------   ------------   ------------   ---------------
Net revenues................................   $ 225,911      $ 180,019      $  98,787        $  9,163
Station operating expenses excluding
  depreciation and amortization.............     191,336        133,328         72,154           7,147
Depreciation and amortization...............      44,003         32,564         17,113           1,671
LMA fees....................................       4,825          4,165          2,404              --
Corporate general and administrative
  expenses (includes non-cash stock
  compensation expense of $0, $0, $0 and
  $1,689, respectively).....................      18,232          8,204          5,607           2,965
Restructuring and other charges.............      16,226             --             --              --
                                               ---------      ---------      ---------        --------
Operating income (loss).....................     (48,711)         1,758          1,509          (2,620)
Net interest expense........................     (26,055)       (22,877)       (13,178)           (837)
Other income (expense), net.................      73,280            627             (2)            (54)
Loss before extraordinary item..............      (2,298)       (13,622)        (9,445)         (3,578)
Extraordinary loss on early extinguishment
  of debt...................................          --             --         (1,837)             --
Net loss....................................      (2,298)       (13,622)       (11,282)         (3,578)
Preferred stock dividends, deemed dividends,
  accretion of discount and redemption
  premium...................................      14,875         23,790         13,591             274
Net loss attributable to common
  stockholders..............................   $ (17,173)     $ (37,412)     $ (24,873)       $ (3,852)
Basic and diluted loss per common share.....   $   (0.49)     $   (1.50)     $   (1.55)       $  (0.31)
OTHER FINANCIAL DATA:
Broadcast Cash Flow.........................   $  34,575      $  46,691      $  26,633        $  2,016
EBITDA......................................      16,343         38,487         21,026             740
Net cash used in operating activities.......     (14,565)       (13,644)        (4,653)         (1,887)
Net cash used in investing activities.......    (190,274)      (192,105)      (351,025)        (95,100)
Net cash (used in)/provided by
  financing activities......................      (3,763)       400,445        378,990          98,560
BALANCE SHEET DATA:
Total assets................................   $ 954,935      $ 914,888      $ 514,363        $110,441
Long-term debt (including current
  portion)..................................     285,228        285,247        222,767          42,801
Preferred stock subject to mandatory
  redemption................................     119,708        102,732        133,741          13,426
Stockholders' equity........................     471,872        488,442        127,554          49,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements appearing in pages F-1 through F-32 in this Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein.

OVERVIEW

     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

     For the period from our inception through December 31, 2000, we have purchased or entered into local marketing, management and consulting agreements with radio stations throughout the U.S. and Caribbean. The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements.

     We currently own and operate 186 stations in 42 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 41 stations in 16 U.S. markets. We currently own five stations and have obtained a license to commence operations on one station in the Caribbean market. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the tenth largest radio broadcasting company in the U.S. based on 2000 pro forma net revenues. We will own and operate a total of 225 radio stations (164 FM and 61 AM) in 46 U.S. markets upon FCC approval of all pending acquisitions and divestitures.

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

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements resulted in immaterial operating income during the years ended December 31, 2000, 1999 and 1998. We will seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station's sales staff. During the years ended December 31, 2000, 1999 and 1998 approximately 89%, 89% and 88%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company.

     Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations, such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all.

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

RESULTS OF OPERATIONS

     Management's discussion and analysis of results of operations for the years ended December 31, 2000, 1999 and 1998 have been presented on an historical basis. Additionally, for net revenue, operating expenses, and operating income before depreciation and amortization we have included management's discussion and analysis of results of operations on a pro forma basis. The pro forma results for 2000 compared to 1999 assume all of the acquisitions described in
Item I, Part I of this report had occurred on January 1, 1999.

YEAR ENDED DECEMBER 31, 2000 VERSUS THE YEAR ENDED DECEMBER 31, 1999

     Net Revenues. Net revenues increased $45.9 million, or 25.5%, to $225.9 million for the year ended December 31, 2000 from $180.0 million for the year ended December 31, 1999. This increase was primarily attributable to the acquisition of radio stations during the year ended December 31, 2000 (approximately $22.3 million of increase), operating certain radio stations acquired in 1999 for a full twelve months (approximately $8.4 million of increase), and improved spot utilization.

     In addition, on a same station basis, net revenue for the 160 stations in 30 markets operated for at least a full year increased $2.1 million or 1.7% to $126.5 million for the year ended December 31, 2000, compared to net revenues of $124.4 million for the year ended December 31, 1999. The increase in same station net revenue is the result of additional local revenue generated from improved spot utilization from the sale of radio spots.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $58.0 million, or 43.5%, to $191.3 million for the year ended December 31, 2000 from $133.3 million for the year ended December 31, 1999. This increase was primarily attributable to the acquisition of radio stations during the year ended December 31, 2000 (approximately $14.6 million of increase), operating certain radio stations acquired in 1999 for a full twelve months (approximately $5.5 million of increase), as well as the recognition of unusual bad debt expense of approximately $20.2 million. The unusually high bad debt expense recorded for the year ended December 31, 2000 was primarily the result of the following factors: (1) the completion of the first and second phases of the asset exchange and sales transactions with Clear Channel Communications, and the coincidental loss of local employee incentive to enforce the collection of receivables in divested markets, (2) the detrimental effects of certain pre-existing credit and collection policies and sales employee compensation policies, (3) significant turnover of management and sales force, including representatives who maintained relationships with trade debtors and had responsibility for ensuring collection of outstanding invoices, and (4) overall declines in the U.S. economy. During the third quarter of 2000, the Company implemented a new credit and collection policy across all markets designed to ensure uniform procedures for the extension of credit and the collection of receivables. The management team has also created incentives for the Company's sales personnel in each of our markets to collect delinquent accounts receivable. We believe that these policies and procedures will reduce the Company's loss experience from uncollectible accounts receivable.

     In addition, on a same station basis, for the 160 stations in 30 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $4.6 million, or 5.0%, to $96.9 million for the year ended December 31, 2000 compared to $92.3 million for the year ended December 31, 1999. The increase in same station operating expenses excluding depreciation, amortization and LMA fees are primarily attributable to the increased variable selling costs associated with additional same station net revenue discussed above (approximately $4.4 million of increase).

     Depreciation and Amortization. Depreciation and amortization increased $11.4 million, or 35.0%, to $44.0 million for the year ended December 31, 2000 compared to $32.6 million for the year ended December 31, 1999. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated during 2000 and a full year of depreciation and amortization on radio station acquisitions consummated during 1999.

     LMA Fees. LMA fees increased $0.6 million, or 14.3%, to $4.8 million for the year ended December 31, 2000 from $4.2 million for the year ended December 31, 1999. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations during 2000.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $10.0 million, or 122.2%, to $18.2 million for the year ended December 31, 2000 compared to $8.2 million for the year ended December 31, 1999. The increase in corporate general and administrative expense was primarily attributable to corporate resources added during 2000 to effectively manage the Company's new structure and growing radio station portfolio; plus one-time, non-recurring expenses relative to the termination of employees and employee moving expense (approximately $1.4 million of increase), an aircraft lease which was also terminated (approximately $0.5 million of increase) and increased audit, legal, and insurance fees (approximately $0.2 million of increase).

     Other Income (Expense), Net. Other income, net, increased $72.7 million, to $73.3 million for the year ended December 31, 2000 compared to $0.6 million for the year ended December 31, 1999. This increase was primarily attributable to a gain on sale of $75.6 million, realized upon the transfer of 53 stations in 10 markets along with certain tangible property associated with 44 stations in 8 markets to Clear Channel Communications in the third and fourth quarter of 2000, offset by the write-off of $1.2 million of costs associated with failed acquisitions and the write-off of commitment fees associated with unutilized financing arrangements.

     Income Tax Expense (Benefit). Income tax expense increased by $7.7 million to $0.8 million for the year ended December 31, 2000 compared with an income tax benefit of $6.9 million for the year ended December 31, 1999. This increase was primarily attributable to deferred tax expense on the Company's third and fourth quarter gain on sales of stations incurred as a result of the completion of the asset sales with Clear Channel Communications.

     Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock decreased $8.9 million, or 37.4%, to $14.9 million for the year ended December 31, 2000 compared to $23.8 million for the year ended December 31, 1999. This decrease was attributable to the redemption of 43,750 shares of the Company's Series A Preferred Stock on October 1, 1999. The fair value of common stock purchase warrants was recognized in the fourth quarter of 2000 as a deemed dividend on the Series B Preferred Stock, increasing the net loss attributable to common stockholders' by $0.1 million.

     Net Loss Attributable to Common Stockholders. As a result of the factors describe above, net loss attributable to common stockholders decreased $20.2 million, or 54.0%, to $17.2 million for the year ended December 31, 2000 compared to $37.4 million for the year ended December 31, 1999.

     Broadcast Cash Flow. As a result of the factors described above, Broadcast Cash Flow decreased $12.1 million, or 25.9%, to $34.6 million for the year ended December 31, 2000 compared to $46.7 million for the year ended December 31, 1999.

     EBITDA. As a result of the factors described above, EBITDA decreased $22.2 million, or 57.7%, to $16.3 million for the year ended December 31, 2000 compared to $38.5 million for the year ended December 31, 1999.

     Intangible Assets. Intangible assets, net of amortization, were $763.0 million and $526.8 million as of December 31, 2000 and 1999, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during 2000 is attributable to acquisitions during the year, including the Connoisseur acquisition, less the net dispositions in the asset exchange and sales transactions with Clear Channel. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company's financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing our operating strategy, which is described herein. The Company recognized accounting gains of $75.6 million during 2000 from a series of asset exchange and sales transactions with Clear Channel. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company's strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

PRO FORMA -- YEAR ENDED DECEMBER 31, 2000 VERSUS THE YEAR ENDED DECEMBER 31,
1999

     The pro forma results for 2000 compared to 1999 presented below assume that the 225 radio stations owned or operated by the Company for any portion of 2000 were acquired effective January 1, 1999 (dollars in thousands).

                                                     YEAR ENDED           YEAR ENDED
                                                  DECEMBER 31, 2000    DECEMBER 31, 1999
                                                  -----------------    -----------------
Net revenues..................................        $218,011             $214,402
Station operating expenses excluding
  depreciation and amortization and LMA
  fees........................................         163,430              156,128
                                                      --------             --------
Operating income before depreciation and
  amortization and LMA fees...................        $ 54,581             $ 58,274
                                                      ========             ========

     Pro forma net revenues for the year ended December 31, 2000 increased 1.7% to $218.0 million. Pro forma station operating expenses excluding depreciation, amortization and LMA fees for the year ended December 31, 2000 increased 4.7% to $163.4 million. The majority of the increase in pro forma net revenues from 1999 to 2000 is due to an increase in political billings due to the 2000 elections as well as improved spot utilization. The majority of the increase in pro forma station operating expenses excluding depreciation, amortization and LMA fees is due to increased bad debt expense associated with a deterioration of the Company's accounts receivable as well as increased selling costs associated with pro forma net revenue.

YEAR ENDED DECEMBER 31, 1999 VERSUS THE YEAR ENDED DECEMBER 31, 1998.

     Net Revenues. Net revenues increased $81.2 million, or 82.2%, to $180.0 million for the year ended December 31, 1999 from $98.8 million for the year ended December 31, 1998. This increase was primarily attributable to the acquisition of radio stations (approximately $67.3 million of increase) and revenues generated from local marketing, management and consulting agreements entered into during the year ended December 31, 1999 (approximately $13.9 million of increase).

     In addition, on a same station basis, net revenue for the 195 stations in 36 markets operated for at least a full year increased $21.2 million or 16.2% to $152.3 million for the year ended December 31, 1999, compared to net revenues of $131.1 million for the year ended December 31, 1998. The increase in same station net revenue is the result of additional local revenue generated from improved spot utilization from the sale of radio spots, combined with increases in promotional and event revenue.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $61.2 million, or 84.5%, to $133.3 million for the year ended December 31, 1999 from $72.2 million for the year ended December 31, 1998. This increase was primarily attributable to the acquisition of radio stations (approximately $51.2 million of increase) and operating expenses incurred from local marketing, management and consulting agreements entered into during the year ended December 31, 1999 (approximately $10.0 million of increase).

     In addition, on a same station basis, for the 195 stations in 36 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $13.9 million, or 14.1%, to $112.5 million for the year ended December 31, 1999 compared to $98.6 million for the year ended December 31, 1998. The increase in same station operating expenses excluding depreciation, amortization and LMA fees are attributable to the additional sales and programming personnel added in substantially all of the markets we operated during the year, in addition to the increased variable selling costs, and promotional and event costs associated with additional same station net revenue discussed above.

     Depreciation and Amortization. Depreciation and amortization increased $15.5 million, or 90.2%, to $32.6 million for the year ended December 31, 1999 compared to $17.1 million for the year ended December 31, 1998. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated during 1999 (approximately $4.4 million of increase) and a full year of depreciation and amortization on radio station acquisitions consummated during 1998 (approximately $11.1 million of increase).

     LMA Fees. LMA fees increased $1.8 million, or 73.3 %, to $4.2 million for the year ended December 31, 1999 from $2.4 million for the year ended December 31, 1998. This increase was primarily attributable to local marketing, management and consulting fees paid to sellers in connection with the commencement of operations, management of or consulting services provided to radio stations during 1999.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $2.6 million, or 46.3%, to $8.2 million for the year ended December 31, 1999 compared to $5.6 million for the year ended December 31, 1998. The increase in corporate general and administrative expense was primarily attributable to corporate resources added during 1999 to effectively manage the Company's growing radio station portfolio.

     Other Expense (Income). Interest expense, net of interest income, increased by $9.7 million, or 73.6%, to $22.9 million for the year ended December 31, 1999 compared to $13.2 million for the year ended December 31, 1998. This increase was primarily attributable to higher debt levels incurred to finance the Company's acquisitions (approximately $9.0 million of increase). Additionally, our borrowing rates increased 162.3 basis points over the second half of 1999 as a result of increases in the underlying Eurodollar Base Rate as defined in the Company's Credit Facility (approximately $0.7 million of increase).

     Income Tax Expense (Benefit). The $4.6 million or 208.6% increase in the tax benefit for the year ended December 31, 1999, compared to the year ended December 31, 1998, is primarily attributable to an $8.8 million, or 74.5%, increase in our loss before income taxes for the year ended December 31, 1999, compared to the year ended December 31, 1998.

     Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock increased $10.2 million, or 75.0%, to $23.8 million for the year ended December 31, 1999 compared to $13.6 million for the year ended December 31, 1998. This increase was attributable to the issuance of dividend shares paid in kind on the Company's Series A Preferred Stock for the quarters ended March 31, June 30, September 30 and December 31, 1999, and a $6.0 million redemption premium paid on October 1, 1999 on the redemption of 43,750 shares of the Company's Series A Preferred Stock.

     Net Income (Loss) Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders increased $12.5 million, or 50.4%, to $37.4 million for the year ended December 31, 1999 compared to $24.9 million for the year ended December 31, 1998.

     Broadcast Cash Flow. As a result of the factors described above, Broadcast Cash Flow increased $20.1 million, or 75.3%, to $46.7 million for the year ended December 31, 1999 compared to $26.6 million for the year ended December 31, 1998.

     EBITDA. As a result of the factors described above, EBITDA increased $17.5 million, or 83.0%, to $38.5 million for the year ended December 31, 1999 compared to $21.0 million for the year ended December 31, 1998.

PRO FORMA -- YEAR ENDED DECEMBER 31, 1999 VERSUS THE YEAR ENDED DECEMBER 31,
1998

     The pro forma results for 1999 compared to 1998 presented below assume that the 305 radio stations owned or operated by the Company for any portion of 1999 were acquired effective January 1, 1998 (dollars in thousands).

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
                                                      ========             ========

     Pro forma net revenues for the year ended December 31, 1999 increased 10.0% to $253.2 million. Pro forma station operating expenses excluding depreciation, amortization and LMA fees for the year ended December 31, 1999 increased 8.7% to $186.2 million from $171.2 million for the year ended December 31, 1998. The majority of the increase in pro forma net revenues from 1998 to 1999 is due to an improvement in the utilization of advertising spot inventory at the station level during the calendar year. The majority of the increase in pro forma station operating expenses excluding depreciation, amortization and LMA fees is due to the increase in programming, promotion and selling expenses associated with the increase in personnel in the markets we operated during the year, along with the expenses associated with the additional spot, promotion and event revenue, and with the Company's operation of the radio stations subsequent to the respective acquisition dates.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company's present cash positions will be sufficient to meet our capital needs through late second quarter or early third quarter 2001. Beyond that time, the Company will need to raise approximately $40.0 million, through additional draws available under the its current revolving credit facility or through the issuance of stock or other securities to fund its pending acquisitions. We believe that availability under our credit facility, cash generated from operations or future asset sales and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete its pending acquisitions is, however, dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

     For the year ended December 31, 2000, net cash used in operations increased $0.9 million, to $14.6 million, from net cash used in operations of $13.6 million for the year ended December 31, 1999. This increase was due primarily to the maturing of our markets and increased focus managing our current properties.

     For the year ended December 31, 2000, net cash used in investing activities decreased $1.8 million, to $190.3 million, from $192.1 million for the year ended December 31, 1999. This decrease was due primarily to the acquisition of the Connoisseur markets on October 2, 2000.

     For the year ended December 31, 2000, net cash used in financing activities was $3.8 million, compared to net cash provided by financing activities of $400.4 million during the year ended December 31, 1999. The decrease in cash flows from financing activities during the year ended December 31, 2000 was the result of funding our acquisitions with asset sales rather than debt and equity.

     Historical Acquisitions. During the year ended December 31, 2000, the Company completed 76 acquisitions across 28 markets for an aggregate purchase price of $430.3 million.

     Pending Acquisitions. As of December 31, 2000, the Company was a party to various agreements to acquire stations across 16 markets for an aggregate purchase price of approximately $186.6 million. Between January 1, 2001 and January 18, 2001, the Company closed on the acquisition of 7 properties in 2 markets representing $106.2 million in purchase price. These acquisitions were funded through the proceeds of asset exchanges (approximately $76.0 million) and asset sales (approximately $106.5 million), also completed between January 1, 2001 and March 16, 2001. We intend to fund the pending acquisitions, which are expected to approximate $80.4 million, with cash on hand, the proceeds of our Credit Facility or future credit facilities, and other to be identified sources. As of March 31, 2001, the Company believes it will need additional funding, above cash on hand, of approximately $40.0 million to complete the pending acquisitions. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing. As of December 31, 2000, $31.9 million of escrow deposits were outstanding related to pending transactions. Subsequent to December 31, 2000, $13.2 million of those deposits were applied toward transactions that were completed. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $18.7 million in purchase price.

     We expect to consummate most of our pending acquisitions during the second, third and fourth quarters of 2001, although there can be no assurance that the transactions will be consummated within that time frame. In three of the markets in which there are pending acquisitions petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

     Dispositions. On March 5, 2000 the Company entered into an Asset Purchase Agreement (the "Phase 1 Purchase Agreement") with Capstar Radio Operating Company ("Capstar ROC") and Capstar TX Limited Partnership ("Capstar TX"), entities controlled by Clear Channel, to facilitate the acquisition and disposition of certain radio station assets. Also on March 5, 2000 Cumulus Media Inc. entered into an Asset Exchange Agreement (the "Phase 1 Exchange Agreement") with Capstar ROC and Capstar TX pursuant to which the parties agreed to exchange the Clear Channel Station Assets (defined therein) and the Exchange Party Station Assets (defined therein). The parties intended the transaction contemplated by this Exchange Agreement to be a like-kind exchange in accordance with the provisions of Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"). 3 On June 5, 2000 the parties to the Phase 1 Purchase Agreement and the Phase 1 Exchange Agreement entered into an Amendment (the "First Amendment") in which the Exchange Agreement and the Phase 1 Purchase Agreement were amended to, among other things, 1) modify the radio station assets to be included in the Phase 1 Exchange Agreement; and 2) modify the purchase price under the Phase 1 Purchase Agreement and the cash amount under the Phase 1 Exchange Agreement.

     On July 17, 2000 the parties to the Phase 1 Purchase Agreement and the Phase 1 Exchange Agreement entered into a Second Amendment (the "Second Amendment") whereby the Phase 1 Exchange Agreement and the Phase 1 Purchase Agreement were amended to, among other things, 1) further modify the radio station assets to be included in the Phase 1 Exchange Agreement; and 2) further modify the purchase price under the Phase 1 Purchase Agreement and the cash amount under the Phase 1 Exchange Agreement. The Phase 1 Purchase Agreement and the Phase I Exchange Agreement, as amended, will hereafter be referred to as the "Phase 1 Clear Channel Agreements".

     The transactions contemplated by the Phase 1 Clear Channel Agreements were consummated on August 25, 2000, whereby the Company transferred 25 stations in 5 markets to Clear Channel in exchange for 8 stations in 3 markets plus $91.5 million of cash proceeds.

     On September 6, 2000, Cumulus Media Inc. entered into an Asset Purchase Agreement (the "Phase 2 Asset Purchase Agreement") with Clear Channel Broadcasting, Inc. ("Clear Channel Broadcasting") and Clear Channel Broadcasting Licenses, Inc. ("Clear Channel Licenses"), entities controlled by Clear Channel. On September 30, 2000, Cumulus Media Inc. entered into an amendment to the Phase 2 Asset Purchase Agreement (the "Phase 2 Amendment") with Clear Channel. Among other things, the Phase 2 Amendment i) specified the transfer of the Station Assets were as part of a like-kind exchange under Section 1031 of the Internal Revenue Code, and ii) set the closing date for October 2, 2000.

     The transactions contemplated by the Phase 2 Asset Purchase Agreement were consummated on October 2, 2000, whereby the Company sold 28 stations in 5 markets for $68.9 million of initial cash proceeds. Upon receipt of regulatory approval for 6 of the stations being sold, the Company will receive an additional $6.0 million of cash proceeds.

     On October 2, 2000, Cumulus Media Inc. entered into a Tangible Property Purchase Agreement (the "Phase 3 Tangible Property Purchase Agreement") with Capstar ROC. The transactions contemplated by the Phase 3 Tangible Property Purchase Agreement were consummated on October 2, 2000, whereby the Company sold the tangible assets associated with 44 stations in 8 markets to Clear Channel in exchange for cash proceeds of $15.0 million. On October 2, 2000, Cumulus Media Inc. entered into an Asset Exchange Agreement (the "Phase 3 Asset Exchange Agreement") with Capstar ROC and Capstar TX.

     Sources of Liquidity. We have financed our acquisitions primarily through cash on hand and the proceeds from the asset divestitures mentioned above.

     On August 31, 1999, the Company's $190.0 Credit Facility was amended and restated to provide for aggregate principal commitments of $225.0 million. The amended Credit Facility consisted of an eight-year term loan facility of $75.0 million, an eight and one-half year term loan facility of $50.0 million, a seven-year revolving credit facility of $50.0 million and a revolving credit facility of $50.0 million that would convert to a seven-year term loan, at the option of the Company, 364 days from closing. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following closing. Under the terms of the Credit Facility, the Company drew down $125.0 million of the term loan facility on August 31, 1999, a portion of which was used to satisfy the principal amount of indebtedness on its preexisting credit facility with the same lender.

     On January 13, 2000, the Company entered into the First Amendment to the Credit Facility, which among other things, modified the limitation on investments provision in the pre-existing Credit Facility to allow loans by the Company to officers of the Company (or their affiliates) in an amount not to exceed $10.0 million, the proceeds of which were used to enable two executive officers to purchase newly issued of Class C Common Stock.

     On March 10, 2000 the Company entered into the Second Amendment to the Credit Facility, which among other things, modified the commitments available related to letters of credit by increasing the amount from $25.0 million to $50.0 million in the Credit Facility to allow the Company to issue additional letters of credit in lieu of making escrow deposits in cash for pending acquisitions.

     On April 12, 2000 the Company received a waiver from its lenders that waived any defaults or events of default arising under the Credit Facility arising from the requirement that the annual financial statements for 1998 previously furnished to the lenders, and the quarterly financial statements for the third and fourth quarters of 1998 and the first, second and third fiscal quarters of fiscal 1999 previously furnished to the Lenders be complete and accurate and all material respects and be prepared in accordance with Generally Accepted Accounting Principles ("GAAP") applied consistently throughout the periods reflected therein. The waiver resulted from the Company's restatement of its income tax benefit and deferred tax liabilities for the periods referenced above.

     On July 25, 2000, the Company received a waiver from its lenders that, among other things, 1) waived certain requirements related to acquisitions in the Credit Facility to the extent necessary to complete the acquisition of radio broadcast assets from Clear Channel Communications as provided in the Asset Exchange and Sale Agreements referenced above; and 2) waived the requirements of the Credit Facility to the extent necessary to permit the asset sales and exchanges with Clear Channel Communications referenced above; and 3) waived the requirements of the Credit Facility to the extent necessary to permit investments made prior to July 21, 2000 by the Company or any of its subsidiaries in an aggregate amount up to $58.7 million in connection with the proposed acquisition by the Cumulus subsidiaries of certain radio broadcast assets to the extent such investments would not otherwise be permitted by the Credit Facility. The waiver also modified the interest coverage ratio requirement for the four consecutive fiscal quarters ending June 30, 2000 to a ratio of no less than 1.50 to 1.00 and waived any default or event of default arising from any non-compliance with the interest coverage ratio that may have occurred as of June 30, 2000. Finally, the waiver required $91.5 million of proceeds from the Asset Exchange and Sale Agreements with Clear Channel be placed in escrow pursuant to an escrow agreement.

     On August 29, 2000 the Company's ability to borrow under a $50.0 million revolving credit facility that would convert to a seven-year term loan expired in accordance with the terms of the Credit Facility. The Company did not seek reinstatement of this facility.

     On September 27, 2000, the Company and its lenders under the Credit Facility entered into the Third Amendment, Consent and Waiver to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the "Third Amendment"). The Third Amendment allows the Company to complete the second and third phases of the asset exchange and sale with Clear Channel Communications, the acquisitions of radio station assets from Connoisseur Communications Partners, L.P., Cape Fear Broadcasting and McDonald Media Inc. subject to the satisfaction of renegotiated financial covenants. The Third Amendment also modified the financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio, the consolidated interest coverage ratio, and the consolidated fixed charge coverage ratio commencing with the trailing four quarterly periods ended September 30, 2000. In addition to modifying certain financial covenants, the methodology for the calculation of these covenants was also modified. In consideration for entering into the Third Amendment, the Company paid the administrative agent a fee in the amount of $0.9 million and paid the lenders a fee of $0.8 million. In addition, the applicable maximum Eurodollar Loan margin on Revolving Credit Loans was increased from 3.00% to 3.25%; the applicable maximum Eurodollar Loan margin on Term Loan B Loans was increased from 3.000% to 3.375%; and the applicable maximum Eurodollar Loan margin on Term Loan C Loans was increased from 3.125% to 3.50%. A copy of the Third Amendment was filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     The Company's obligations under its Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company's direct and indirect domestic subsidiaries, except the capital stock of Broadcast Software International, Inc. ("BSI") and

65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI and are required to be guaranteed by any additional subsidiaries acquired by Cumulus.

     Both the revolving credit and term loan borrowings under the Credit Facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 9.5% as of December 31, 2000) plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 7.02% as of December 31, 2000) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At December 31, 2000 the Company's effective interest rate on term loan amounts outstanding under the Credit Facility was 10.1%.

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

     The eight-year term loan borrowings are repayable in quarterly installments beginning in the fourth quarter of 2001. The scheduled annual amortization is $0.8 million for each of the third, fourth, fifth, sixth and seventh years following closing and $71.3 million in the eighth year following closing. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The amount available under the seven-year revolving credit facility will be automatically reduced in quarterly installments as described in the Credit Agreement. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At December 31, 2000, the Company was in compliance with such financial and operating covenants.

     On April 12, 2000, July 25, 2000 and September 27, 2000 the Company received the waivers or amendments of certain requirements of the Credit Facility as described in detail above.

     The terms of the Credit Facility contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the agreement governing the credit facility and related documents, cross default under other agreements or conditions relating to indebtedness of Cumulus or the Company's restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the Credit Facility, the majority of the lenders are able to declare all amounts under our Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively, upon an event of default.

     The Indenture and the Certificates of Designation limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $150.0 million. As of December 31, 2000, we would be permitted, by the terms of the Indenture and the Certificates of Designation, to incur approximately $25.0 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.

     We have issued $160.0 million in aggregate principal amount of our Notes. The Notes are general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the Notes is payable semi-annually in arrears.

     We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until December 31, 2000, we issued an additional $37.9 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999. On October 1, 1999, the Company redeemed 43,750 shares of its Series A Preferred Stock for $51.3 million, including redemption premium of $6.0 million and accrued but unpaid dividends of $1.5 million.

     The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends.

     We issued 250 shares of our Series B Preferred Stock on October 2, 2000 for $2.5 million. The holders of the Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 12% of the liquidation preference per share of Series B Preferred Stock, payable quarterly, in arrears commencing on January 1, 2001. The Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Series B Preferred Stock.

     The shares of Series B Preferred Stock may be converted, at the holder's discretion, on or after March 30, 2002 into Class B Common Stock at the then effective conversion rate. The number of shares of Class B Common Stock that will be issued upon conversion can be calculated by dividing the liquidation preference of one share of Series B Preferred Stock by the lower of the closing sales price of the Company's Class A Common Stock as reported by the NASDAQ Stock Market on the conversion date or the average of the closing sales prices of the Company's Class A Common Stock as reported by the NASDAQ Stock Market for the twenty (20) day trading period prior to the conversion date. The shares of Series B Preferred Stock are subject to mandatory redemption on October 3, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends.

     The shares of Series B Preferred Stock can be redeemed at any time at the Company's discretion with notice of not less than 30 days nor more than 60 days prior to the date of redemption.

ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which summarizes the views of the Commission staff in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition principles are consistent with the guidance set forth in SAB 101, which the Company adopted on July 1, 2000.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25" ("FIN 44"). This Interpretation clarifies issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occurred prior to July 1, 2000. The adoption of this interpretation on July 1, 2000 does not have any impact on the Company's historical financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     At December 31, 2000, approximately 44% of the Company's long-term debt bears interest at variable rates. Accordingly, the Company's earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's 2000 interest expense and net income would have changed by $1.3 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

     The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations generated a net loss of $0.4 million for the year ended December 31, 2000.

     It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 2000 by an amount less than $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information in response to this item is included in the Company's consolidated financial statements, together with the report thereon of KPMG LLP, appearing on pages F-1 through F-32 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors is incorporated by reference to the information set forth under the caption "Members of the Board of Directors" in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end. The required information regarding executive officers of the Company is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     The information required by this item is incorporate by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Index to Financial Statements
          Reports of Independent Accountants
     2.
          Financial Statements and Financial Statement Schedule
     3.
          The Financial Statements and Financial Statement Schedule
          listed in the index to the Consolidated Financial Statements of Cumulus Media Inc. that appear on page F1 of this Report on Form 10-K are filed as a part of this report.
          Exhibits
     4.
          The exhibits to this Report on Form 10-K are listed under
          item 14(c) below.
(b)  Reports on Form 8-K:

     (1) Current Report on Form 8-K, filed with the SEC on October 17, 2000, reporting, under item 2, the completion of the acquisition of 35 stations in 9 markets from Connoisseur Communications Partners, L.P., Continuity Partners, L.P., Connoisseur Communications of Flint, L.P., Connoisseur Communications of Mercer County, L.P., Connoisseur Communications of Muskegon, L.P., Connoisseur Communications of Rockford, L.P., Connoisseur Communications of Saginaw, L.P., Connoisseur Communications of Waterloo, L.P., Connoisseur Communications of Youngstown, L.P. and Abry Broadcast Partners III, L.P.

     (2) Amendment No. 1 to Current Report on Form 8-K, filed on December 20, 2000, amending, under Item 5, the Form 8-K filed on October 17, 2000, to include the following financial statements:

          (A) Connoisseur Communications Partners, L.P.

          Report of Independent Accountants

          Financial Statements:

             Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999

           Consolidated Statements of Operations for the nine months ended September 30, 2000 (unaudited) and 1999 (unaudited) and for the year ended December 31, 1999

           Consolidated Statements of Partners' Capital for the nine months ended September 30, 2000 (unaudited) and 1999 (unaudited) and for the year ended December 31, 1999

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and 1999 (unaudited) and for the year ended December 31, 1999

           Notes to Consolidated Financial Statements

          (B) Pro Forma Financial Information

        Cumulus Media Inc. Unaudited Pro Forma Statement of Operations for the Year Ended December 31, 1999

        Cumulus Media Inc. Unaudited Pro Forma Statement of Operations for the Nine Months Ended September 30, 2000

        Cumulus Media Inc. Unaudited Pro Forma Balance Sheet as of September 30, 2000

     (3) Current Report on Form 8-K, filed with the SEC on February 2, 2001, reporting, under Item 2 and 5, the completion of substantially all of the third phase and final phase of an asset exchange and sale transaction with Clear Channel Communications (NYSE: CCU) and its subsidiaries and related executed agreements. The following financial statements were included with the February 2, 2001 filing:

          (A) Pro forma Financial Information

        Cumulus Media Inc. Unaudited Pro Forma Statement of Operations for the Year Ended December 31, 1999.

        Cumulus Media Inc. Unaudited Pro Forma Statement of Operations for the Nine Months Ended September 30, 2000.

          Cumulus Media Inc. Unaudited Pro Forma Balance Sheet as of September 30, 2000.

(c) Exhibits:

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.1       Local Programming and Marketing Agreement dated December 17,
           1997 between Cumulus Broadcasting, Inc. and New Frontier
           Communications, Inc. (incorporated herein by reference to
           Exhibit 2.1 of Form S-1 Registration Statement previously
           filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.2       Local Programming and Marketing Agreement dated January 1,
           1998 between Cumulus Broadcasting, Inc. and Westwind
           Broadcasting, Inc. (incorporated herein by reference to
           Exhibit 2.2 of Form S-1 Registration Statement previously
           filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.3       Local Marketing Agreement dated February 10, 1998 between
           Cumulus Broadcasting, Inc. and Wiskes/Abaris Communications
           KQIZ Partnership. (incorporated herein by reference to
           Exhibit 2.3 of Form S-1 Registration Statement previously
           filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.4       Time Brokerage Agreement dated December 15, 1997 between
           Cumulus Broadcasting, Inc. and Clearly Superior Radio, LLC.
           (incorporated herein by reference to Exhibit 2.4 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.5       Local Marketing Agreement dated February 16, 1998 between
           Cumulus Broadcasting, Inc. and Lyle Evans d/b/a Brillion
           Radio Company. (incorporated herein by reference to Exhibit
           2.5 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.6       Program Service and Time Brokerage Agreement dated October
           31, 1997 between Cumulus Broadcasting, Inc. and Tallahassee
           Broadcasting Company. (incorporated herein by reference to
           Exhibit 2.6 of Form S-1 Registration Statement previously
           filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.7       Local Marketing Agreement dated January 14, 1998 between
           Cumulus Broadcasting, Inc. and Savannah Communications LP.
           (incorporated herein by reference to Exhibit 2.7 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.8       Local Programming and Marketing Agreement dated December 23,
           1997 between Cumulus Broadcasting, Inc. and Lewis
           Broadcasting Corporation. (incorporated herein by reference to Exhibit 2.8 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.9       Local Marketing Agreement dated February 16, 1998 between
           Cumulus Broadcasting, Inc. and Jon A. LeDuc. (incorporated herein by reference to Exhibit 2.9 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.10      Program Services and Time Brokerage Agreement dated February
           12, 1998 between Cumulus Broadcasting, Inc. and Pamplico
           Broadcasting, LP. (incorporated herein by reference to
           Exhibit 2.10 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.11      Asset Purchase Agreement dated December 1, 1997 among
           Cumulus Broadcasting, Inc., Cumulus licensing Corporation
           and West Jewell Management, Inc. (incorporated herein by
           reference to Exhibit 2.11 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.12      Asset Purchase Agreement dated October 30, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and KIKR Inc. (incorporated herein by reference to Exhibit
           2.12 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.13      Asset Purchase Agreement dated December 5, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and Wiskes/Abaris Communications KQIZ Partnership
           (incorporated herein by reference to Exhibit 2.13 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.14      Asset Purchase Agreement dated January 30, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Pacific Broadcasting of Beaumont, Inc., Beaumont Skyware
           Inc., and Richard Dames. (incorporated herein by reference to Exhibit 2.14 of Form S-1 Registration Statement
           previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.15      Asset Purchase Agreement dated December 30, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           and Sovereign Communications Corporation. (incorporated
           herein by reference to Exhibit 2.15 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.16      Asset Purchase Agreement dated December 19, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Tryon-Seacoast Communications, Inc., Seacoast Broadcasting,
           Inc., and Kennebec-Tryon Communications Corp. (incorporated herein by reference to Exhibit 2.16 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.17      Asset Purchase Agreement dated February 18, 1998 among
           Cumulus Broadcasting, Inc. Cumulus Licensing Corporation,
           and George H. Buck, Jr. d/b/a WHSC Radio. (incorporated
           herein by reference to Exhibit 2.17 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.18      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Pamplico Broadcasting, LP. (incorporated herein by
           reference to Exhibit 2.18 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.19      Asset Purchase Agreement dated October 8, 1997 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation, Connor FM
           Broadcasting Co., Connor Broadcasting Corp., J. Parker
           Connor and Susan C. Connor. (incorporated herein by
           reference to Exhibit 2.19 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.20      Stock Purchase Agreement dated December 17, 1997 among
           Cumulus Holdings, Inc., Tommy R. Vascocu, Elizabeth L.
           Young, Michael L. Owens, Alan Owens, Robert Podolsky, Larry
           Daniels, Sonja Erskine, and Jeffrey D. Erskine.
           (incorporated herein by reference to Exhibit 2.20 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.21      Stock Purchase Agreement dated February 17, 1998 among
           Cumulus Holdings, Inc. and John M. Borders, Don L. Turner,
           Jerry Goos and Kan-D Land, Inc. (incorporated herein by
           reference to Exhibit 2.21 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.22      Asset Purchase Agreement dated December 15, 1997 among
           Cumulus Broadcasting Inc., Cumulus Licensing Corporation,
           Clearly Superior Radio, L.L.C., 3-D Communications
           Corporation and Dennis F. Doelitzsch. (incorporated herein by reference to Exhibit 2.22 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.23      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Lyle R. Evans d/b/a Brillion Radio Company.
           (incorporated herein by reference to Exhibit 2.23 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.24      Asset Purchase Agreement dated January 14, 1998 among
           Cumulus Broadcasting Inc., Cumulus Licensing Corporation and
           Savannah Communications, LP. (incorporated herein by
           reference to Exhibit 2.24 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.25      Asset Purchase Agreement dated December 23, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Lewis Broadcasting Corporation. (incorporated herein by reference to Exhibit 2.25 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.26      Asset Purchase Agreement dated February 12, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Jon A. LeDuc and American Communications Company, Inc.
           (incorporated herein by reference to Exhibit 2.26 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.27      Asset Purchase Agreement dated January 27, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Lesnick Communications, Inc. and Mrs. Betty Carey.
           (incorporated herein by reference to Exhibit 2.27 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.28      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Big Country Broadcasting, Inc., and Tye Broadcasting, Inc.
           (incorporated herein by reference to Exhibit 2.28 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.29      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Arbor Radio, LP. (incorporated herein by reference to
           Exhibit 2.29 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.30      Asset Purchase Agreement dated March 5, 1997 between Wilks
           Broadcasting Acquisitions, Inc. and Cumulus Media, LLC.
           (incorporated herein by reference to Exhibit 2.30 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.31      Asset Purchase Agreement dated August 15, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and M & M
           Partners. (incorporated herein by reference to Exhibit 2.31 of Form S-1 Registration Statement previously filed on June
           25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
 2.32      Stock Purchase Agreement dated October 16, 1997 between
           Cumulus Holdings, Inc. and Philip T. Kelly. (incorporated
           herein by reference to Exhibit 2.32 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.33      Stock Purchase Agreement dated November 7, 1997 between
           Cumulus Holdings, Inc. and James Maurer. (incorporated
           herein by reference to Exhibit 2.33 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.34      Asset Purchase Agreement dated October 29, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           Carolina Broadcasting, Inc., and Georgetown Radio, Inc.
           (incorporated herein by reference to Exhibit 2.34 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.35      Asset Purchase Agreement dated October 9, 1997 among
           Seacoast Radio Company, LLC., Cumulus Broadcasting, Inc. and
           Cumulus Licensing Corporation. (incorporated herein by
           reference to Exhibit 2.35 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.36      Asset Purchase Agreement dated October 9, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and Sunny
           Broadcasters, Inc. (incorporated herein by reference to
           Exhibit 2.36 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.37      Asset Purchase Agreement dated June 26, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Venice
           Michel and Venice Broadcasting Corporation. (incorporated
           herein by reference to Exhibit 2.37 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.38      Agreement of Sale dated September 4, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Medical College of Georgia Foundation. (incorporated herein by reference to Exhibit 2.38 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.39      Program Service and Time Brokerage Agreement dated August
           18, 1997 between Cumulus Broadcasting, Inc. and Tally Radio,
           LLC. (incorporated herein by reference to Exhibit 2.39 of
           Form S-1 Registration Statement previously filed on June 25,
           1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
 2.40      Asset Purchase Agreement dated August 18, 1997 among Tally
           Radio, LLC and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation. (incorporated herein by reference to
           Exhibit 2.40 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.41      Asset Purchase Agreement dated August 18, 1997 among HVS
           Partners and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation. (incorporated herein by reference to
           Exhibit 2.41 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.42      Asset Purchase Agreement dated August 25, 1997 among HVS
           Partners and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation. (incorporated herein by reference to
           Exhibit 2.42 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.43      Letter Agreement dated January 16, 1998 between Benchmark
           Radio Acquisition Fund IV Limited Partnership, Cumulus
           Broadcasting, Inc. and Cumulus Licensing Corp. (incorporated herein by reference to Exhibit 2.43 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.44      WZNY Agreement of Sale dated September 4, 1997 among George
           G. Weiss and Cumulus Broadcasting, Inc. and Cumulus
           Licensing Corporation. (incorporated herein by reference to
           Exhibit 2.44 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.45      Asset Purchase Agreement dated May 1, 1997 between HVS
           Partners and Cumulus Media, LLC. (incorporated herein by
           reference to Exhibit 2.45 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.46      Asset Purchase Agreement dated April 30, 1997 among Hara
           Broadcasting, Inc. and DLM Communications, Inc. and Cumulus
           Media, LLC. (incorporated herein by reference to Exhibit
           2.46 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.47      Asset Purchase Agreement dated June 24, 1997 among 62nd
           Street Broadcasting of Toledo, LLC, 62nd Street Broadcasting
           of Toledo License, LLC, 62nd Street Broadcasting, LLC,
           Cumulus Broadcasting, Inc. and Cumulus Licensing
           Corporation. (incorporated herein by reference to Exhibit
           2.47 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.48      Local Marketing Agreement dated February 15, 1998 among
           Cumulus Broadcasting, Inc., Pacific Broadcasting of
           Beaumont, Inc., and Beaumont Skyware Inc. (incorporated
           herein by reference to Exhibit 2.48 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.49      Local Marketing Agreement dated December 31, 1997 between
           Cumulus Broadcasting, Inc. and Sovereign Communications
           Corporation and Madison Radio Group Inc. (incorporated
           herein by reference to Exhibit 2.49 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.50      Asset Purchase Agreement dated March 23, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Communications Corporation. (incorporated herein by
           reference to Exhibit 2.50 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.51      Purchase Agreement dated November 20, 1996 between IQ Radio,
           Inc. and Taylor Country Broadcasting, Inc. (incorporated
           herein by reference to Exhibit 2.51 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.52      Assignment and Assumption Agreement dated January 20, 1998 among Taylor Country Broadcasting, Inc., Cumulus Licensing
           Corp. and Cumulus Broadcasting, Inc. (incorporated herein by reference to Exhibit 2.52 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.53      Asset Purchase Agreement dated January 2, 1997 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Westwind Broadcasting Inc. (incorporated herein by reference to Exhibit 2.53 of Form S-1 Registration Statement
           previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.54      Asset Purchase Agreement dated March 16, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and P and
           T Broadcasting, Inc. (incorporated herein by reference to
           Exhibit 2.54 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.55      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Crystal Radio Group, Inc. (incorporated herein by reference to Exhibit 2.55 of Form S-1 Registration Statement
           previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.56      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Ocmulgee Broadcasting Co., Inc. (incorporated herein by
           reference to Exhibit 2.56 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.57      Local Marketing Agreement dated March 16, 1998 between
           Cumulus Broadcasting, Inc. and Phoenix Broadcast Partners,
           Inc. (incorporated herein by reference to Exhibit 2.57 of
           Form S-1 Registration Statement previously filed on June 25,
           1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
 2.58      Asset Purchase Agreement dated February 1997 between Cumulus
           Media, LLC and Value Radio Corporation
           (WVBO-FM/WOSH-FM/WOGB-FM). (incorporated herein by reference to Exhibit 2.58 of Form S-1 Registration Statement
           previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.59      Asset Purchase Agreement dated February 1997 between Cumulus
           Media, LLC and Value Radio Corporation (WUSW-FM/WNAM-AM).
           (incorporated herein by reference to Exhibit 2.59 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.60      Asset Purchase Agreement dated February 26, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Mustang Broadcasting Company. (incorporated herein by
           reference to Exhibit 2.60 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.61      Asset Purchase Agreement dated March 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Robert
           Brooks d/b/a Brooks Broadcasting Company and K-Country, Inc.
           (incorporated herein by reference to Exhibit 2.61 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.62      Asset Purchase Agreement dated March 24, 1998 among WSEA,
           Inc., Cumulus Broadcasting, Inc., and Cumulus Licensing
           Corporation. (incorporated herein by reference to Exhibit
           2.62 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 2.63      Asset Purchase Agreement dated March 30, 1998 among Cumulus
           Broadcasting Inc., Cumulus Licensing Corporation and
           Mountain Wireless, Inc. (incorporated herein by reference to
           Exhibit 2.63 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 2.64      Asset Purchase Agreement dated February 5, 1998 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation
           and Castle Broadcasting Limited Partnership. (incorporated herein by reference to Exhibit 2.64 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.65      Asset Purchase Agreement dated March 5, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, Missouri
           River Broadcasting, Inc. and JKJ Broadcasting, Inc.
           (incorporated herein by reference to Exhibit 2.65 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.66      Asset Purchase Agreement dated March 11, 1998 among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation and
           Clarendon Country Broadcasting, Co., Inc. (incorporated
           herein by reference to Exhibit 2.66 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.67      Asset Purchase Agreement dated April 1998, among Cumulus
           Broadcasting, Inc., Cumulus Licensing Corporation, and
           Phoenix Broadcast Partners, Inc. (incorporated herein by
           reference to Exhibit 2.67 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 2.68      Stock Purchase Agreement dated January 9, 1998 between
           Cumulus Holdings, Inc. and Robert Lowder. (incorporated
           herein by reference to Exhibit 2.68 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 2.69      Asset Purchase Agreement dated February 19, 1997 among
           Cumulus Broadcasting, Inc., Cumulus Licensing Corporation,
           James Ingstad Broadcasting, Inc., Hometown Wireless, Inc.,
           Radio Iowa Broadcasting, Inc. and Ingstad Mankato, Inc.
           (incorporated herein by reference to Exhibit 2.69 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 2.70      Asset Purchase Agreement, dated as of April 2, 1998, by and between Cumulus Broadcasting Inc., Cumulus Licensing Corp.,
           Cumulus Wireless Services, Inc. and Phillips Broadcasting
           Company (incorporated herein by reference to Exhibit 2.0 of the Company's Form 8-K, filed on November 2, 1999)
 2.71      Asset Purchase Agreement, dated as of March 9, 1999, by and between Cumulus Broadcasting Inc., Cumulus Licensing Corp.,
           Cumulus Wireless Services, Inc., HMH Broadcasting Inc., and
           HMH Realty, LLC (incorporated herein by reference to Exhibit
           2.1 of the Company's Form 8-K, filed on November 2, 1999)
 2.72      Stock Purchase Agreement, dated June 15, 1999, among Cumulus
           Media Inc., M&F Calendar Holdings, L.P., Kevin C. Whitman,
           Nassau Capital Partners, L.P., NAS Partners I L.L.C., and
           Philip J. Giordano (incorporated herein by reference to
           Exhibit 2.2 of the Company's Form 8-K, filed on November 2,
           1999)
 2.73      Asset Purchase Agreement, dated as of June 29, 1999, by and among Cumulus Broadcasting Inc., Cumulus Licensing Corp.,
           and Coast Radio, L.L.C. (incorporated herein by reference to
           Exhibit 2.3 of the Company's Form 8-K, filed on November 2,
           1999)
 2.74      Asset Purchase Agreement, dated as of September 23, 1999, by and between Cumulus Broadcasting Inc., Cumulus Licensing
           Corp., Cumulus Wireless Services, Inc., C.F. Radio, Inc.,
           Cape Fear Radio, LLC, Cape Fear Broadcasting Company and
           Cape Fear Tower Systems, LLC (incorporated herein by
           reference to Exhibit 2.4 of the Company's Form 8-K, filed on
           November 2, 1999)
 2.75      Asset Purchase Agreement and Plan of Reorganization by and
           between Cumulus Media Inc., Broadcast Software International
           Inc. and Ron Burley, dated as of September 15, 1999
           (incorporated herein by reference to Exhibit 2.1 of
           Amendment No. 1 to Form S-3, filed on November 4, 1999
           (Commission File No. 333-89825))
 2.76      Option Agreement by and between Cumulus Broadcasting Inc.,
           Cumulus Licensing Corp., Cumulus Wireless Services, Inc.
           Services Inc. and Green Bay Broadcasting Company, Inc.,
           dated as of September 15, 1999 (incorporated herein by
           reference to Exhibit 2.2 of Amendment No. 1 to Form S-3,
           filed on November 4, 1999 ( Commission File No. 333-89825))
 2.77      Asset Purchase Agreement, dated as of November 29, 1999, by and among Cumulus Broadcasting Inc. and the Connoisseur
           Sellers (as defined therein) (incorporated herein by
           reference to Exhibit 2.1 to the Company's Form 8-K, filed on
           December 2, 1999)
 2.78      Asset Purchase Agreement by and among Cumulus Broadcasting
           Inc., Cumulus Licensing Corp., Cumulus Wireless Services,
           Inc. Services Inc. and McDonald Media Group, Inc., with
           respect to the California Stations (incorporated herein by reference to Exhibit 2.2 to the Company's Form 8-K, filed on
           January 18, 2000)

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 2.79      Asset Purchase Agreement, dated as of December 17, 1999, by and among Cumulus Broadcasting Inc., Cumulus Licensing
           Corp., Cumulus Wireless Services, Inc. Services and McDonald
           Media Group, Inc., with respect to the Oregon Stations
           (incorporated herein by reference to Exhibit 2.3 to the
           Company's Form 8-K, filed on January 18, 2000)
 2.80      Option Agreement, dated as of December 17, 1999, by and
           among Cumulus Broadcasting Inc., Cumulus Licensing Corp.,
           Cumulus Wireless Services, Inc. Services Inc., and McDonald
           Media Group, Inc. with respect to the California Stations
           ((incorporated herein by reference to Exhibit 2.4 to the
           Company's Form 8-K, filed on January 18, 2000)
 2.81      Asset Purchase Agreement by and between Cumulus Broadcasting
           Inc. and Cumulus Wireless Services, Inc. Services, Inc. and
           Star Radio Operating Company and Star TX Limited
           Partnership, dated March 5, 2000 (incorporated herein by
           reference to Exhibit 2.1 to the Company's Form 8-K, filed on
           February 2, 2001)
 2.82      Asset Exchange Agreement by and between Cumulus Broadcasting
           Inc., Cumulus Wireless Services, Inc. Services Inc. and
           Cumulus Licensing Corp., and Star Radio Operating Company
           and Star TX Limited Partnership, dated March 5, 2000
           (incorporated herein by reference to Exhibit 2.2 to the
           Company's Form 8-K, filed on February 2, 2001)
 2.83      Amendment Agreement by and between Cumulus Broadcasting
           Inc., Cumulus Wireless Services, Inc. Services Inc. and
           Cumulus Licensing Corp., and Star Radio Operating Company
           and Star TX Limited Partnership, dated June 5, 2000
           (incorporated herein by reference to Exhibit 2.4 to the
           Company's Form 8-K, filed on February 2, 2001)
 2.84      Asset Purchase Agreement by and between Cumulus Broadcasting
           Inc., Cumulus Wireless Services, Inc. Services Inc. and
           Cumulus Licensing Corp., and Clear Channel Broadcasting
           Licenses, Inc., dated September 6, 2000 (incorporated herein by reference to Exhibit 2.5 to the Company's Form 8-K, filed on February 2, 2001)
 2.85      Amendment Agreement by and between Cumulus Broadcasting
           Inc., Cumulus Wireless Services, Inc. Services Inc. and
           Cumulus Licensing Corp., and Clear Channel Broadcasting,
           Inc. and Clear Channel Broadcasting Licenses, Inc., dated
           September 30, 2000 (incorporated herein by reference to
           Exhibit 2.6 to the Company's Form 8-K, filed on February 2,
           2001)
 2.86      Tangible Property Purchase Agreement by and between Cumulus
           Broadcasting Inc., Cumulus Wireless Services, Inc. Services
           Inc., Cumulus Licensing Corp. and Star Radio Operating
           Company, dated October 2, 2000 (incorporated herein by
           reference to Exhibit 2.7 to the Company's Form 8-K, filed on
           February 2, 2001)
 2.87      Asset Exchange Agreement by and between Cumulus Broadcasting
           Inc., Cumulus Wireless Services, Inc. Services Inc. and
           Cumulus Licensing Corp., and Star Radio Operating Company,
           and Star TX Limited Partnership, dated October 2, 2000
           (incorporated herein by reference to Exhibit 2.8 to the
           Company's Form 8-K, filed on February 2, 2001)
 2.88      Amendment Agreement by and between Cumulus Broadcasting
           Inc., Cumulus Wireless Services, Inc. Services Inc. and
           Cumulus Licensing Corp., and Star Radio Operating Company,
           and Star TX Limited Partnership, dated January 12, 2001
           (incorporated herein by reference to Exhibit 2.9 to the
           Company's Form 8-K, filed on February 2, 2001)
 3.1       Articles of Incorporation of Cumulus Media Inc.
           (incorporated herein by reference to Exhibit 3.1 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 3.2       Forum of Amended and Restated Articles of Incorporation of
           Cumulus Media Inc. (incorporated herein by reference to
           Exhibit 3.2 of Form S-1 Registration Statement previously
           filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 3.3       Bylaws of Cumulus Media Inc. (incorporated herein by
           reference to Exhibit 3.3 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 3.4       Form of Amended and Restated Bylaws of Cumulus Media Inc.
           (incorporated herein by reference to Exhibit 3.4 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 3.5       Form of Certificate of Designation with respect to Series A
           Cumulative Exchangeable Redeemable Preferred Stock Due 2009.
           (incorporated herein by reference to Exhibit 3.5 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 3.6       Articles of Incorporation of Forjay Broadcasting
           Corporation. (incorporated herein by reference to Exhibit
           3.6 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
 3.7       Bylaws of Forjay Broadcasting Corporation. (incorporated
           herein by reference to Exhibit 3.7 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 3.8       Articles of Incorporation of Minority Radio Associates, Inc.
           (incorporated herein by reference to Exhibit 3.8 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 3.9       Bylaws of Minority Radio Associates, Inc. (incorporated
           herein by reference to Exhibit 3.9 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 3.10      Memorandum of Association of GEM Radio Five Ltd.
           (incorporated herein by reference to Exhibit 3.10 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 3.11      Articles of Association of GEM Radio Five Ltd. (incorporated herein by reference to Exhibit 3.11 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 3.12      Memorandum of Association of Caribbean Communications
           Company Limited. (incorporated herein by reference to
           Exhibit 3.12 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
 3.13      Articles of Association of Caribbean Communications Company
           Limited. (incorporated herein by reference to Exhibit 3.13 of Form S-1 Registration Statement previously filed on June
           25, 1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
 3.14      Articles of Incorporation of Forjay Licensing Corp.
           (incorporated herein by reference to Exhibit 3.14 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 3.15      Bylaws of Forjay Licensing Corp. (incorporated herein by
           reference to Exhibit 3.15 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 3.16      Articles of Incorporation of MRA Licensing Corp.
           (incorporated herein by reference to Exhibit 3.16 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 3.17      Bylaws of MRA Licensing Corp. (incorporated herein by
           reference to Exhibit 3.17 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 3.18      Articles of Incorporation of Cumulus Broadcasting, Inc.
           (incorporated herein by reference to Exhibit 3.18 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
 3.19      Bylaws of Cumulus Broadcasting, Inc. (incorporated herein by reference to Exhibit 3.19 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 3.20      Articles of Incorporation of Cumulus Licensing Corp.
           (incorporated herein by reference to Exhibit 3.20 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
 3.21      Bylaws of Cumulus Licensing Corp. (incorporated herein by
           reference to Exhibit 3.21 Form S-1 Registration Statement
           previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
 3.22      Form of Class A Common Stock Certificate. (incorporated
           herein by reference to Exhibit 4.1 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
 3.23      Form of Series A Preferred Stock Certificate. (incorporated herein by reference to Exhibit 4.2 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
10.1       Credit Facility dated March 2, 1998 among Cumulus Media
           Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc.
           (incorporated herein by reference to Exhibit 10.1 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
10.2       First Amendment, dated May 1, 1998, to the Credit Facility among Cumulus Media Inc., Lehman Brothers Inc. and Lehman
           Commercial Paper. (incorporated herein by reference to
           Exhibit 10.2 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
10.3       Second Amendment dated June 24, 1998, to the Credit Facility among Cumulus Media Inc., Lehman Brothers Inc. and Lehman
           Commercial Paper. (incorporated herein by reference to
           Exhibit 10.3 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
10.4       Form of Indenture dated July 1, 1998 between Cumulus Media
           Inc. and Firstar Bank of Minnesota, N.A., as Trustee
           (incorporated herein by reference to Exhibit 10.4 of Form
           S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
10.5       Form of Exchange Debenture Indenture, dated July 1, 1998
           between Cumulus Media Inc. and U.S. Bank Trust National
           Association, as Trustee (incorporated herein by reference to
           Exhibit 10.5 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
10.6       Form of Employment Agreement between Cumulus Media Inc. and
           Richard W. Weening (incorporated herein by reference to
           Exhibit 10.6 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
10.7       Form of Employment Agreement between Cumulus Media Inc. and
           Lewis W. Dickey, Jr. (incorporated herein by reference to
           Exhibit 10.7 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26,
           1998 (Commission File No. 333-48849))
10.8       Employment Agreement between Cumulus Media Inc. and William
           M. Bungeroth (incorporated herein by reference to Exhibit
           10.8 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))

 NO.                          DESCRIPTION OF EXHIBIT
 ---                          ----------------------
10.9       Employment Agreement between Cumulus Media Inc. and Richard
           J. Bonick, Jr. (incorporated herein by reference to Exhibit
           10.9 of Form S-1 Registration Statement previously filed on
           June 25, 1998 and declared effective on June 26, 1998
           (Commission File No. 333-48849))
10.10      Form of Cumulus Media Inc. 1998 Employee Stock Incentive
           Plan (incorporated herein by reference to Exhibit 10.10 of
           Form S-1 Registration Statement previously filed on June 25,
           1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
10.11      Form of Cumulus Media Inc. 1998 Executive Stock Incentive
           Plan (incorporated herein by reference to Exhibit 10.11 of
           Form S-1 Registration Statement previously filed on June 25,
           1998 and declared effective on June 26, 1998 (Commission
           File No. 333-48849))
10.12      Services Agreement dated May 1, 1998 by and between QUAESTUS
           Management Corporation and Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.12 of Form S-1
           Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No.
           333-48849))
10.13      Services Agreement dated March 23, 1998 between Stratford
           Research, Inc. and Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.13 of Form S-1 Registration
           Statement previously filed on June 25, 1998 and declared
           effective on June 26, 1998 (Commission File No. 333-48849))
10.14      Amended and Restated Credit Agreement among Cumulus Media
           Inc., Lehman Brothers Inc., Barclays Capital and Lehman
           Commercial Paper Inc., dated August 31, 1999 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to
           Form S-3, filed on November 4, 1999 (Commission File No.
           333-89825))
10.15      Cumulus Media Inc. 1999 Employee Stock Incentive Plan
           (incorporated herein by reference to Exhibit 10.2 to
           Amendment No. 1 to Form S-3, filed on November 4, 1999
           (Commission File No. 33-89825))
10.16      Cumulus Media Inc. 1999 Executive Stock Incentive Plan
           (incorporated herein by reference to Exhibit 10.3 to
           Amendment No. 1 to Form S-3, filed on November 4, 1999
           (Commission File No. 33-89825))
10.17      Third Amendment, Consent and Waiver, dated as of September
           27, 2000, to the Amended and Restated Credit Agreement among
           Cumulus Media Inc., Lehman Brothers Inc., Barclays Capital
           and Lehman Commercial Paper Inc. (incorporated herein by
           reference to Exhibit 10.1 to Form 10-Q/A for the period
           ended September 30, 2000, filed on March 28, 2001)
21.1       Subsidiaries of the Company (incorporated herein by
           reference to Exhibit 21.1 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on
           June 26, 1998 (Commission File No. 333-48849))
23.1*      Consent of KPMG LLP
23.2*      Consent of PricewaterhouseCoopers LLP

- -------------------------
* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April 2001.

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

                SIGNATURE                                        TITLE                          DATE
                ---------                                        -----                          ----
         /s/ LEWIS W. DICKEY, JR.               Chairman, President, Chief Executive        April 2, 2001
- ------------------------------------------      Officer and Director, (Principal
           Lewis W. Dickey, Jr.                 Executive Officer)
            /s/ MARTIN GAUSVIK                  Executive Vice President and Chief          April 2, 2001
- ------------------------------------------      Financial Officer (Principal Financial
              Martin Gausvik                    and Accounting Officer)
           /s/ RALPH B. EVERETT                 Director                                    April 2, 2001
- ------------------------------------------
             Ralph B. Everett
           /s/ ERIC P. ROBISON                  Director                                    April 2, 2001
- ------------------------------------------
             Eric P. Robison
       /s/ ROBERT H. SHERIDAN, III              Director                                    April 2, 2001
- ------------------------------------------
         Robert H. Sheridan, III
          /s/ RICHARD W. WEENING                Director                                    April 2, 2001
- ------------------------------------------
            Richard W. Weening

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

                                                                PAGE IN THIS
                                                                   REPORT
                                                                ------------
(1) Financial Statements
Reports of Independent Accountants..........................         F-3
Consolidated Balance Sheets at December 31, 2000 and 1999...         F-4
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................         F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000..............         F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................         F-7
Notes to Consolidated Financial Statements..................         F-8
(2) Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts..............        F-32

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
CUMULUS MEDIA INC.:

     We have audited the accompanying consolidated balance sheet of Cumulus Media Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 14, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE STOCKHOLDERS OF CUMULUS MEDIA INC.:

     In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries at December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein related to the two year period ended December 31, 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Cumulus Media Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
April 13, 2000

                               CUMULUS MEDIA INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                  2000        1999
                                                                  ----        ----
Assets
Current assets:
  Cash and cash equivalents.................................    $ 10,979    $219,581
  Accounts receivable, less allowance for doubtful accounts
     of $17,348 and $3,118 respectively.....................      43,498      53,521
  Prepaid expenses and other current assets.................       9,536       8,351
                                                                --------    --------
     Total current assets...................................      64,013     281,453
Property and equipment, net.................................      79,829      66,963
Intangible assets, net......................................     762,996     526,784
Other assets................................................      48,097      39,688
                                                                --------    --------
     Total assets...........................................    $954,935    $914,888
                                                                ========    ========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses.....................    $ 45,858    $ 26,540
  Current portion of long-term debt.........................         208          20
  Other current liabilities.................................         679       1,010
                                                                --------    --------
     Total current liabilities..............................    $ 46,745    $ 27,570
Long-term debt..............................................     285,020     285,227
Other liabilities...........................................       1,924       1,977
Deferred income taxes.......................................      29,666       8,940
                                                                --------    --------
     Total liabilities......................................     363,355     323,714
                                                                --------    --------
Series A Cumulative Exchangeable Redeemable Preferred Stock
  due 2009, stated value $1,000 per share, 113,643 and
  102,702 shares issued and outstanding, respectively.......     117,530     102,732
Series B Cumulative Exchangeable Redeemable Preferred Stock
  due 2009, stated value $10,000 per share, 250 and 0 shares
  issued and outstanding, respectively......................       2,178          --
Stockholders' equity:
  Class A common stock, par value $.01 per share; 50,000,000 shares authorized; 28,378,976 and 26,052,393 shares
     issued and outstanding.................................         284         261
  Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 4,479,343 and 6,629,343 shares
     issued and outstanding.................................          45          66
  Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 2,307,277 and 2,151,277 shares
     issued and outstanding.................................          23          21
  Additional paid-in-capital................................     512,284     516,576
  Loans to officers.........................................      (9,984)         --
  Accumulated deficit.......................................     (30,780)    (28,482)
                                                                --------    --------
Total stockholders' equity..................................     471,872     488,442
                                                                --------    --------
  Total liabilities and stockholders' equity................    $954,935    $914,888
                                                                ========    ========

          See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
          (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                                2000          1999          1998
                                                                ----          ----          ----
Revenues.................................................    $  246,244    $  194,940    $  108,172
  Less: agency commissions...............................       (20,333)      (14,921)       (9,385)
                                                             ----------    ----------    ----------
     Net revenues........................................       225,911       180,019        98,787
Operating expenses:
  Station operating expenses, excluding depreciation,
     amortization and LMA fees (including provision for
     doubtful accounts of $23,751, $2,504 and $964
     respectively).......................................       191,336       133,328        72,154
  Depreciation and amortization..........................        44,003        32,564        17,113
  LMA fees...............................................         4,825         4,165         2,404
  Corporate general and administrative...................        18,232         8,204         5,607
  Restructuring and other charges........................        16,226            --            --
                                                             ----------    ----------    ----------
     Total operating expenses............................       274,622       178,261        97,278
     Operating income (loss).............................       (48,711)        1,758         1,509
                                                             ----------    ----------    ----------
Nonoperating income (expense):
  Interest expense.......................................       (32,771)      (27,041)      (15,551)
  Interest income........................................         6,716         4,164         2,373
  Other income (expense), net............................        73,280           627            (2)
                                                             ----------    ----------    ----------
     Total nonoperating income (expenses), net...........        47,225       (22,250)      (13,180)
                                                             ----------    ----------    ----------
     Loss before income taxes............................        (1,486)      (20,492)      (11,671)
Income tax (expense) benefit.............................          (812)        6,870         2,226
                                                             ----------    ----------    ----------
     Loss before extraordinary item......................        (2,298)      (13,622)       (9,445)
Extraordinary loss on early extinguishment of debt.......            --            --        (1,837)
                                                             ----------    ----------    ----------
     Net loss............................................        (2,298)      (13,622)      (11,282)
Preferred stock dividends, deemed dividends, accretion of
  discount, and redemption premium.......................        14,875        23,790        13,591
                                                             ----------    ----------    ----------
     Net loss attributable to common stockholders........    $  (17,173)   $  (37,412)   $  (24,873)
                                                             ==========    ==========    ==========
Basic and diluted loss per common share..................    $    (0.49)   $    (1.50)   $    (1.55)
                                                             ==========    ==========    ==========
Weighted average common shares outstanding...............    35,138,650    24,938,276    16,085,000
                                                             ----------    ----------    ----------

          See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                          CLASS A              CLASS B              CLASS C
                                   COMMON STOCK         COMMON STOCK         COMMON STOCK        COMMON STOCK
                                 -----------------   ------------------   ------------------   -----------------   ADDITIONAL
                                  NUMBER      PAR      NUMBER      PAR      NUMBER      PAR     NUMBER      PAR     PAID-IN
                                 OF SHARES   VALUE   OF SHARES    VALUE   OF SHARES    VALUE   OF SHARES   VALUE    CAPITAL
                                 ---------   -----   ---------    -----   ---------    -----   ---------   -----   ----------
Balance at January 1, 1998.....    1,000      --             --   $ --            --   $ --           --   $ --     $ 53,549
                                  ======       ==    ==========   ====    ==========   ====    =========   ====     ========
Capital contribution...........       --      --             --     --            --     --           --     --       15,211
Preferred stock dividend and
  accretion of discount........       --      --             --     --            --     --           --     --      (13,591)
Reorganization concurrent with
  IPO..........................   (1,000)     --      1,346,932     14            --     --           --     --           --
Proceeds from IPO..............       --      --      7,228,572     72     8,785,416     88    2,376,277     24      101,003
Preferred and common stock
  offering costs...............       --      --             --     --            --     --           --     --      (13,961)
Share exchange.................       --      --        125,000      1      (125,000)    (1)          --     --           --
Net loss and comprehensive
  loss.........................       --      --             --     --            --     --           --     --           --
                                  ------       --    ----------   ----    ----------   ----    ---------   ----     --------
Balance at December 31, 1998...       --      --      8,700,504   $ 87     8,660,416   $ 87    2,376,277   $ 24     $142,211
                                  ======       ==    ==========   ====    ==========   ====    =========   ====     ========
Capital contribution...........       --      --         27,580     --            --     --           --     --          384
Preferred stock dividend.......       --      --             --     --            --     --           --     --      (17,776)
Proceeds from follow-on
  offerings....................       --      --     14,915,600    149            --     --           --     --      416,244
Common stock offering costs....       --      --             --     --            --     --           --     --      (23,337)
Redemption of preferred
  stock........................                                     --            --     --           --     --       (6,014)
BSI stock issuance.............       --      --        152,636      2            --     --           --     --        4,864
Share exchange.................       --      --      2,256,073     23    (2,031,073)   (21)    (225,000)    (3)          --
Comprehensive loss:
  Net loss.....................       --      --             --     --            --     --           --     --           --
  Other comprehensive income...       --      --             --     --            --     --           --     --           --
                                  ------       --    ----------   ----    ----------   ----    ---------   ----     --------
Total comprehensive loss.......       --      --             --     --            --     --           --     --           --
                                  ------       --    ----------   ----    ----------   ----    ---------   ----     --------
Balance at December 31, 1999...       --      --     26,052,393   $261     6,629,343   $ 66    2,151,277   $ 21     $516,576
                                  ======       ==    ==========   ====    ==========   ====    =========   ====     ========
Issuance of common stock.......       --      --         17,674     --            --     --           --     --          251
Preferred stock dividend.......       --      --             --     --            --     --           --     --      (14,875)
Common stock offering costs....       --      --             --     --            --     --           --     --         (381)
Share exchange.................       --      --      2,250,000     23    (2,150,000)   (21)    (100,000)    (1)          --
Issuance of common stock in
  acquisition..................       --      --         58,909     --            --     --           --     --          732
Loans to officers for common
  stock........................       --      --             --     --            --     --      256,000      3        9,981
Net loss and comprehensive
  loss.........................       --      --             --     --            --     --           --     --           --
                                  ------       --    ----------   ----    ----------   ----    ---------   ----     --------
Balance at December 31, 2000...       --      --     28,378,976   $284     4,479,343   $ 45    2,307,277   $ 23     $512,284
                                  ======       ==    ==========   ====    ==========   ====    =========   ====     ========


                                                            ACCUMULATED
                                                               OTHER           TOTAL
                                 LOANS TO    ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                 OFFICERS      DEFICIT        INCOME          EQUITY
                                 --------    -----------   -------------   -------------
Balance at January 1, 1998.....   $    --     $ (3,578)        $  5          $ 49,976
                                  =======     ========         ====          ========
Capital contribution...........        --           --           --            15,211
Preferred stock dividend and
  accretion of discount........        --           --           --           (13,591)
Reorganization concurrent with
  IPO..........................        --           --           --                14
Proceeds from IPO..............        --           --           --           101,187
Preferred and common stock
  offering costs...............        --           --           --           (13,961)
Share exchange.................        --           --           --                 0
Net loss and comprehensive
  loss.........................        --      (11,282)          --           (11,282)
                                  -------     --------         ----          --------
Balance at December 31, 1998...   $           $(14,860)        $  5          $127,554
                                  =======     ========         ====          ========
Capital contribution...........        --           --           --               384
Preferred stock dividend.......        --           --           --           (17,776)
Proceeds from follow-on
  offerings....................        --           --           --           416,393
Common stock offering costs....        --           --           --           (23,337)
Redemption of preferred
  stock........................        --           --           --            (6,014)
BSI stock issuance.............        --           --           --             4,866
Share exchange.................        --           --           --                (1)
Comprehensive loss:
  Net loss.....................        --      (13,622)                       (13,622)
  Other comprehensive income...        --           --           (5)               (5)
                                  -------     --------         ----          --------
Total comprehensive loss.......        --      (13,622)          (5)          (13,627)
                                  -------     --------         ----          --------
Balance at December 31, 1999...   $           $(28,482)        $  0          $488,442
                                  =======     ========         ====          ========
Issuance of common stock.......        --           --           --               251
Preferred stock dividend.......        --           --           --           (14,875)
Common stock offering costs....        --           --           --              (381)
Share exchange.................        --           --           --                 1
Issuance of common stock in
  acquisition..................        --           --           --               732
Loans to officers for common
  stock........................    (9,984)          --           --                --
Net loss and comprehensive
  loss.........................        --       (2,298)          --            (2,298)
                                  -------     --------         ----          --------
Balance at December 31, 2000...   $(9,984)    $(30,780)        $  0          $471,872
                                  =======     ========         ====          ========

          See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                  2000         1999         1998
                                                                  ----         ----         ----
Cash flows from operating activities:
  Net loss..................................................    $  (2,298)   $ (13,622)   $ (11,282)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Extraordinary loss on early extinguishment of debt......           --           --        1,837
    Depreciation............................................       13,178        8,123        3,590
    Amortization of goodwill, intangible assets and other
      assets................................................       32,592       25,617       13,523
    Provision for doubtful accounts.........................       23,751        2,504          964
    Gain on sale of stations................................      (75,553)          --           --
    Deferred taxes..........................................          812       (6,983)      (2,352)
    Asset write-down for restructuring and other charges....       11,030           --           --
  Changes in assets and liabilities, net of effects of
    acquisitions/dispositions
    Accounts receivable.....................................      (15,695)     (28,061)     (22,238)
    Prepaid expenses and other current assets...............          (90)      (2,375)      (2,361)
    Accounts payable and accrued expenses...................          135        6,725       14,216
    Other assets............................................       (1,742)      (2,136)        (300)
    Other liabilities.......................................         (685)      (3,436)        (250)
                                                                ---------    ---------    ---------
         Net cash used in operating activities..............      (14,565)     (13,644)      (4,653)
                                                                ---------    ---------    ---------
Cash flows from investing activities:
  Acquisitions..............................................     (172,795)    (152,737)    (342,845)
  Escrow deposits on pending acquisitions...................       (9,133)     (19,446)      (1,335)
  Capital expenditures......................................       (9,480)     (18,561)      (6,649)
  Other.....................................................        1,134       (1,361)        (196)
                                                                ---------    ---------    ---------
         Net cash used in investing activities..............     (190,274)    (192,105)    (351,025)
                                                                ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from revolving line of credit....................           --      176,950      175,000
  Payments on revolving line of credit......................           --     (114,450)    (155,035)
  Proceeds from sale of senior subordinated notes...........           --           --      160,000
  Payments for debt issuance costs..........................       (1,935)      (4,209)      (9,870)
  Payments on promissory notes..............................          (19)         (21)        (278)
  Proceeds from issuance of redeemable preferred stock......        2,500           --      106,724
  Payment of dividend on Series A Preferred Stock...........       (3,530)          --           --
  Payments for redemption of preferred stock................           --      (51,269)          --
  Proceeds from issuance of common stock....................           --      416,781      116,527
  Payments for preferred and common stock offering costs....         (779)     (23,337)     (14,078)
                                                                ---------    ---------    ---------
         Net cash (used in) provided by financing
           activities.......................................       (3,763)     400,445      378,990
                                                                ---------    ---------    ---------
Increase(decrease) in cash and cash equivalents.............     (208,602)     194,696       23,312
Cash and cash equivalents at beginning of year..............      219,581       24,885        1,573
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of year....................    $  10,979    $ 219,581    $  24,885
                                                                =========    =========    =========
Supplemental disclosures of cash flow information:
  Interest paid.............................................    $  31,827    $  25,723    $   7,258
  Income taxes paid.........................................           67          112           26
                                                                =========    =========    =========
Non-cash operating, investing and financing activities:
  Trade revenue.............................................    $  12,961    $  10,578    $   6,226
  Trade expense.............................................       12,773       10,301        6,157
  Assets acquired through notes payable.....................          600        6,268        2,065
  Liabilities assumed through acquisitions..................          216          456          942
  Capital contribution from Cumulus Media LLC...............           --           --       15,136
  Advance on assets to be sold received directly into
    restricted cash account.................................       11,978           --           --
  Proceeds on sale of stations received directly into
    restricted cash account.................................      175,363           --           --
  Payments for acquisitions remitted directly from
    restricted cash account.................................      187,341           --           --
                                                                =========    =========    =========

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

Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks

     In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company's customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained. During the third quarter of 2000, the Company implemented a new credit and collection policy across all markets designed to ensure uniform procedures for the extension of credit and collection of receivables. The management team has also created incentives for the Company's sales personnel in each of our markets to collect delinquent accounts receivable. We believe these policies and procedures will reduce the Company's loss experience from uncollectible accounts receivable.

Property and Equipment

     Property and equipment are recorded at cost. Property and equipment acquired in business combinations are recorded at their estimated fair value on the date of acquisition under the purchase method of accounting. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Routine maintenance and repairs are expensed as incurred. Depreciation of construction in progress is not recorded until the assets are placed into service.

Goodwill and Intangible Assets

     Specifically identified intangible assets, primarily broadcast licenses, are recorded at their estimated fair value on the date of acquisition under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of tangible assets and specifically identified intangible assets. Amortization is provided using the straight-line method over the estimated useful lives of the assets. Deposits on pending acquisitions are deferred and presented as other assets until the acquisition is consummated, at which time the amounts are allocated between tangible and intangible assets under the purchase method of accounting.

Impairment of Long-Lived Assets

     The Company reviews the carrying value of its long-lived assets, including property and equipment, goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Recoverability of long-lived assets is assessed by a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset is considered impaired and an expense is recorded in an amount required to reduce the carrying amount of the asset to its then fair value.

Software Development Costs

     Costs of internal use software are accounted for in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Accordingly, certain software costs are capitalized and amortized using the straight-line method over the estimated useful lives of the assets. Capitalized internal use software costs were insignificant in 2000. The Company capitalized $2.4 million of internal use software costs in 1999.

Debt Issuance Costs

     The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2000, 1999 and 1998 the Company recognized amortization expense of debt issuance costs of approximately, $1.8 million, $1.2 million and $0.6 million, respectively.

Revenue Recognition

     Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as commercials are broadcast.

Trade Agreements

     The Company trades commercial airtime for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are received or used.

Local Marketing Agreements

     In certain circumstances, the Company enters into a local marketing agreement ("LMA") or time brokerage agreement with a Federal Communications Commission ("FCC") licensee of a radio station. In a typical LMA, the licensee of the station makes available, for a fee, airtime on its station to a party, which supplies programming to be broadcast on that airtime, and collects revenues from advertising aired during such programming. Revenues earned and LMA fees incurred pursuant to local marketing agreements or time brokerage agreements are recognized at their gross amounts in the accompanying consolidated statements of operations.

Stock-based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, to account for its fixed plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

     Basic and diluted loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic and diluted loss per share are the same, because there were no securities outstanding which had a dilutive effect for the years ended December 31, 2000, 1999, and 1998. The calculation of basic and diluted loss per share for the year ended December 31, 1998 was determined after giving effect to the exchange of the Company's shares by Cumulus Media, LLC for the Company's initial public offering.

New Accounting Pronouncements

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), which summarizes the views of the Commission staff in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's revenue recognition principles are consistent with the guidance set forth in SAB 101, which the Company adopted on July 1, 2000.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25" ("FIN 44"). This Interpretation clarifies issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occurred prior to July 1, 2000. The adoption of this interpretation on July 1, 2000 does not have any impact on the Company's historical financial statements.

Reclassifications

     Certain 1999 and 1998 balances have been reclassified to conform to the 2000 presentation.

2. ACQUISITIONS AND DISPOSITIONS

     The Company completed acquisitions to purchase seventy-six, twenty-two, and fifty-six radio stations for $430.3 million, $159.0 million and $344.0 million in cash and stock during 2000, 1999 and 1998, respectively. The acquisitions were funded with cash on hand, prior escrow deposits on pending acquisitions, and restricted cash from asset exchanges. These aggregate acquisition amounts include the assets acquired pursuant to the asset exchange and sales transactions and other individually significant acquisitions described below.

     The aggregate purchase prices of the acquisitions described above include direct costs relating to the acquisitions. An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below (dollars in thousands).

                                                    2000       1999       1998
                                                    ----       ----       ----
Current assets, other than cash.................  $  1,113   $  1,707   $  1,701
Property and equipment..........................    45,636     15,087     30,192
Other assets....................................        --         --        625
Intangible assets...............................   388,786    149,203    327,516
Current liabilities.............................      (236)      (456)      (942)
Deferred liabilities............................    (5,034)    (6,536)   (15,074)
                                                  --------   --------   --------
                                                  $430,265   $159,005   $344,018
                                                  ========   ========   ========

CLEAR CHANNEL ASSET SALES AND EXCHANGES

     The Company entered into a series of asset exchange and sales agreements with Clear Channel Communications, Inc. and subsidiaries ("Clear Channel") during the year ended December 31, 2000, which were consummated in three phases. The Company completed the first phase of the asset exchange and sales transaction with Clear Channel ("Phase 1") on August 25, 2000, whereby the Company transferred 25 stations in 5 markets to Clear Channel in exchange for 8 stations in 3 markets plus $91.5 million of cash proceeds. These proceeds were received in a restricted cash account and were subsequently remitted to the seller in connection with the acquisition of Connoisseur Communications Partners LP ("Connoisseur") on October 2, 2000, as described below.

     The Company consummated the second phase of the asset exchange and sales transaction with Clear Channel on October 2, 2000, pursuant to which the Company sold 28 stations in 5 markets for $68.9 million of initial cash proceeds. These proceeds were received in a restricted cash account and were subsequently remitted to the seller in connection with the acquisition of Connoisseur on October 2, 2000, as described below. Upon receipt of regulatory approval for 6 of the stations being sold, the Company will receive an additional $6.0 million of cash proceeds.

     The Company sold the tangible assets of certain properties to Clear Channel on October 2, 2000, for $15.0 million of cash proceeds. These proceeds were received in a restricted cash account and were subsequently remitted to the seller in connection with the acquisition of Connoisseur on October 2, 2000, as described below.

     The Company recorded $75.6 million of gains from the asset exchange and sales transactions with Clear Channel for the year ended December 31, 2000, which have been presented in other income in the accompanying statement of operations. The $30.1 million tax liability arising from these gains on the sale of assets has been deferred because the stations sold were replaced with qualified assets. The proceeds from the divestitures were held in restricted cash accounts until the replacement properties were purchased.

     The Company subsequently consummated the third phase of the asset exchange and sales transaction with Clear Channel ("Phase 3") on January 18, 2001, as described in Note 20. The Company received a $12.0 million advance from Clear Channel during 2000 for the assets sold pursuant to Phase 3, which has been presented in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2000. The proceeds from this advance were received in a restricted cash account and were subsequently remitted to the seller in connection with the acquisition of Connoisseur on October 2, 2000, as described below.

CONNOISSEUR ACQUISITION

     On October 2, 2000, the Company completed the acquisition of 35 stations in 9 markets from Connoisseur for a total purchase price of $253.0 million.

OTHER

     On September 15, 1999, the Company acquired all of the assets of Broadcast Software International, Inc. (BSI), a Eugene, Oregon-based developer of digital audio software, for a total purchase price of $5.4 million in cash and stock. BSI is a software development company specializing in digital audio applications for broadcast radio and television as well as for Internet broadcasters. Subsequent to the acquisition, BSI operated as a subsidiary of Cumulus with operations remaining in its current Eugene, Oregon headquarters.

     All of the Company's acquisitions were accounted for under the purchase method of accounting, including stations acquired in the asset exchange and sales transactions with Clear Channel. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying consolidated statements of operations include the results of operations of the acquired entities from their respective dates of acquisition. The accompanying consolidated statements of operations include the results of operations of the divested entities through the date of disposition.

PRO FORMA

     The following unaudited condensed results of operations, prepared on a pro forma basis, present the results of operations as if all of the above acquisitions and dispositions of radio stations in 2000 and 1999 had been completed as of January 1, 1999 (amounts in thousands, except per share data):

                                                         YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,
                                                            2000           1999
                                                        ------------   ------------
                                                        (UNAUDITED)    (UNAUDITED)
Net revenues..........................................    $218,011       $214,402
Operating income (loss)...............................    $(28,701)      $ 13,341
Net income (loss).....................................    $(34,249)      $ (5,345)
Net loss attributable to common stockholders..........    $(49,123)      $(29,135)
                                                          ========       ========
Basic and diluted loss per common share...............    $  (1.40)      $  (1.17)

     Escrow funds of approximately $31.9 million and $22.8 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at December 31, 2000 and December 31, 1999 respectively, in the accompanying consolidated balance sheets.

     The Company operated 41 and 114 stations under LMA's as of December 31, 2000 and 1999, respectively. The statements of operations for the years ended December 31, 2000 and 1999 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or December 31.

3. RESTRUCTURING AND OTHER CHARGES

     During the year ended December 31, 2000, the Company recorded $16.2 million in restructuring and other charges comprised of i) a $9.3 million Corporate restructuring charge, ii) a $5.1 million charge related to the impairment of goodwill on the Company's wholly owned subsidiary, BSI and iii) a $1.8 million charge related to the impairment of the net assets of its wholly owned subsidiary, The Advisory Board of Nevada.

     During June 2000 the Company implemented two separate Board-approved restructuring programs. During the quarter ended June 30, 2000, the Company recorded a $9.3 million charge to operating expenses related to restructuring costs.

     The June 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company's corporate administrative organization and employees in Atlanta, Georgia. The programs included severance and related costs associated with the release of 37 employees and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

     The following table depicts the amounts associated with and activity related to the June 2000 restructuring programs through December 31, 2000 (dollars in thousands):

                                                             ASSET WRITE-OFF'S                    UNPAID BALANCE
                                                                  THROUGH         PAID THROUGH        AS OF
                                            RESTRUCTURING      DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
            EXPENSE CATEGORY                   CHARGE              2000               2000             2000
            ----------------                -------------    -----------------    ------------    --------------
Employee severance and related costs....       $  978             $   --             $  450           $  528
Lease termination costs.................        2,557                 --                178            2,379
Impaired leasehold improvements at
  vacated facilities....................          430                430                 --               --
                                               ------             ------             ------           ------
     Office relocation subtotal.........        3,965                430                628            2,907
                                               ------             ------             ------           ------
Internet asset write-off................        4,100              4,100                 --               --
Accrued internet contractual
  obligations...........................          749                 --                374              375
Internet lease termination costs........          482                 --                 48              434
                                               ------             ------             ------           ------
     Internet services subtotal.........        5,331              4,100                422              809
                                               ------             ------             ------           ------
     Restructuring charge totals........       $9,296             $4,530             $1,050           $3,716
                                               ======             ======             ======           ======

     As of December 31, 2000, approximately $3.7 million in accrued restructuring costs remain related to the Company's June, 2000 restructuring programs. This balance is comprised of $0.5 million in employee severance and related charges, $2.4 million in lease termination costs, $0.4 million related to amounts owed for software development and asset acquisitions related to capitalized internet system and infrastructure assets, and $0.4 million in Internet lease termination charges. The remaining portion of the unpaid balance is expected to be paid by the end of June 2001, except for the Company's lease obligations at the vacated facilities in Milwaukee and Chicago. Lease obligations will be paid by the end of 2003.

     In connection with the continued strategic initiative to focus on its core radio business, the Company conducted a review of certain non-radio operations during the fourth quarter of 2000. This strategic review triggered an impairment review of the long-lived assets of these operations, and it was determined that the carrying value of certain long-lived assets exceeded the projected undiscounted future net cash flows expected to be generated by such assets. The estimated future net cash flows were estimated based on present levels of sales volume, because the Company does not expect to devote significant funding to the development of products and services provided by these non-radio operations in the future. Accordingly, the Company recorded a $6.9 million impairment write-down consisting of the following: (i) a $5.1 million impairment charge to write off goodwill of BSI, and (ii) a $1.8 million impairment charge to write off the net assets of its wholly owned subsidiary, The Advisory Board of Nevada. For the year ended December 31, 2000, net revenue and operating loss of BSI were $1.2 million and $5.7 million, respectively. For the year ended December 31, 2000, net revenue and operating loss of The Advisory Board of Nevada were $1.3 million and $0.5 million, respectively. On March 13, 2001, the Company divested of The Advisory Board of Nevada and received no proceeds.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following: as of December 31, 2000 and 1999 (dollars in thousands):

                                                  ESTIMATED
                                                 USEFUL LIFE       2000        1999
                                                 -----------       ----        ----
Land.........................................                    $  4,806    $  3,607
Broadcasting and other equipment.............    3 to 7 years      68,126      55,730
Furniture and fixtures.......................         5 years       8,658       6,361
Leasehold improvements.......................         5 years       3,138       2,554
Buildings....................................        20 years      12,719       9,006
Construction in progress.....................                         887       1,809
                                                                 --------    --------
                                                                   98,334      79,067
Less accumulated depreciation................                     (18,505)    (12,104)
                                                                 --------    --------
                                                                 $ 79,829    $ 66,963
                                                                 ========    ========

5. INTANGIBLE ASSETS

     Intangible assets consist of the following as of December 31, 2000 and 1999 (dollars in thousands):

                                                  ESTIMATED
                                                 USEFUL LIFE       2000        1999
                                                 -----------       ----        ----
Broadcasting licenses........................        25 years    $533,921    $261,644
Goodwill.....................................        25 years     272,293     288,673
Other intangibles............................    2 to 5 years      14,655      13,984
                                                                 --------    --------
                                                                  820,869     564,301
Less accumulated amortization................                     (57,873)    (37,517)
                                                                 --------    --------
                                                                 $762,996    $526,784
                                                                 ========    ========

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following as of December 31, 2000 and 1999 (dollars in thousands):

                                                                2000       1999
                                                                ----       ----
Accounts payable...........................................    $ 3,947    $ 4,522
Accrued compensation.......................................      2,094        830
Accrued royalties..........................................        473        379
Accrued commissions........................................      6,423      2,635
Accrued taxes..............................................        329         --
Barter payable.............................................      1,766      1,584
Accrued professional fees..................................        999        355
Due to seller of acquired companies........................        964      1,325
Accrued restructuring costs................................      3,716         --
Advance on assets to be sold...............................     11,978         --
Accrued interest...........................................      8,405      9,228
Preferred dividends payable................................         --      3,530
Accrued equity offering cost...............................         --        371
Accrued employee benefits..................................        631         --
Due to affiliates..........................................        674         --
Accrued acquisition liabilities............................      1,114         --
Other......................................................      2,345      1,781
                                                               -------    -------
     Total accounts payable and accrued expenses...........    $45,858    $26,540
                                                               =======    =======

7. LONG-TERM DEBT

     The Company's long-term debt consists of the following at December 31, 2000 and 1999 (dollars in thousands):

                                                               2000        1999
                                                               ----        ----
Term loan facility at 10.07% and 9.22%, respectively.....    $125,000    $125,000
Senior Subordinated Notes, 10 3/8%, due 2008.............     160,000     160,000
Other....................................................         228         247
                                                             --------    --------
                                                              285,228     285,247
Less: Current portion of long-term debt..................        (208)        (20)
                                                             --------    --------
                                                             $285,020    $285,227
                                                             ========    ========

     A summary of the future maturities of long-term debt follows (dollars in thousands):

2001........................................................    $    211
2002........................................................         775
2003........................................................         777
2004........................................................         780
2005........................................................         783
Thereafter..................................................     281,902
                                                                --------
                                                                $285,228
                                                                ========

     As of December 31, 2000, the Company had outstanding $160.0 million in aggregate principal of its 10 3/8% Senior Subordinated Notes ("Notes") which have a maturity date of July 1, 2008. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under its credit facility). Interest on the Notes is payable semi-annually in arrears.

     Debt issuance costs are being amortized as interest expense over eight years for the credit facility and over 10 years for the Notes.

     On August 31, 1999, the Company's existing $190.0 million Senior Credit Facility ("Credit Facility")was amended and restated to provide for aggregate principal commitments of $225.0 million. The amended Credit Facility consisted of an eight-year term loan facility of $75.0 million, an eight and one-half year term loan facility of $50.0 million, a seven-year revolving credit facility of $50.0 million and a revolving credit facility of $50.0 million that is convertible to a seven-year term loan, at the option of the Company, 364 days from closing. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing, 10% of the initial aggregate principal amount in the fifth year following closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following closing. Under the terms of the Credit Facility, the Company drew down $125.0 million of the term loan facility on August 31, 1999, a portion of which was used to satisfy the principal amount of indebtedness on its preexisting credit facility with the same lender.

     On January 13, 2000 the Company entered into the First Amendment to the Credit Facility, which among other things, modified the limitation on investments provision in the Credit Facility to allow loans by the Company to officers of the Company (or their affiliates) in an amount not to exceed $10.0 million, the proceeds of which were used to purchase newly issued Class C Common Stock of the Company.

     On March 10, 2000 the Company entered into the Second Amendment to the Credit Facility, which among other things, modified the amounts available under letters of credit by increasing the amount from $25.0 million to $50.0 million in the Credit Facility to allow the Company to issue additional letters of credit in lieu of escrow deposits for pending acquisitions.

     On April 12, 2000 the Company received a waiver from our lenders that waived any defaults or events of default arising under the Credit Facility arising from the requirement that the annual financial statements for 1998 previously furnished to the lenders, and the quarterly financial statements for the third and fourth quarter of 1998 and the first, second and third fiscal quarters of fiscal 1999 previously furnished to the lenders be complete and accurate and all material respects ad be prepared in accordance with GAAP applied consistently throughout the periods reflected therein. The waiver resulted from the Company's restatement of its income tax expense and deferred tax liability balances for the periods referenced above.

     On July 25, 2000 the Company received a waiver from its lenders that, among other things, 1) waived the requirements of the definition of permitted acquisitions in the Credit Facility to the extent necessary to complete the acquisition of radio broadcast assets from subsidiaries of Clear Channel Communications as provided in the asset exchange and sale agreements described in Note 2; and 2) waived the requirements of the Credit Facility to the extent necessary to permit the asset sales and exchanges with subsidiaries of Clear Channel Communications described in Note 2; and 3) waived the requirements of the Credit Facility to the extent necessary to permit investments made prior to July 21, 2000 by the Company or any of its restricted subsidiaries in an aggregate amount up to $58.7 million in connection with the proposed acquisition by the Cumulus subsidiaries of certain radio broadcast assets to the extent such investments would not otherwise be permitted by the Credit Facility. The waiver also modified the interest coverage ratio requirement of the Credit Facility for the four consecutive fiscal quarters ending June 30, 2000 to a ratio of no less than 1.50 to 1.00 and waived any default or event of default arising from any non-compliance with the interest coverage ratio that may have occurred as of June 30, 2000. Finally, the waiver required that $91.5 million of proceeds from the asset exchange and sale agreements with subsidiaries of Clear Channel Communications be placed in a restricted cash account to be used in the Connoisseor acquisition.

     On August 29, 2000 the Company's ability to borrow under a $50.0 million revolving credit facility that would convert to a seven-year term loan expired in accordance with the terms of the Credit Facility. The Company did not seek reinstatement of this facility.

     On September 27, 2000 the Company and its lenders under the Credit Facility entered into the Third Amendment, Consent and Waiver to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the "Third Amendment"). The Third Amendment allows the Company to complete the second and third phases of the asset exchange and sale with subsidiaries of Clear Channel Communications, the acquisitions of radio station assets from Connoisseur Communications Partners, L.P., Cape Fear Broadcasting and McDonald Media Inc. subject to the satisfaction of renegotiated financial covenants. The Third Amendment also modified the financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio, the consolidated interest coverage ratio, and the consolidated fixed charge coverage ratio commencing with the trailing four quarters ended September 30, 2000. In addition to modifying certain financial covenants, the methodology for the calculation of these covenants was also modified. In consideration for entering into the Third Amendment, the Company paid the administrative agent a fee in the amount of $0.9 million and paid the lenders a fee of $0.8 million. In addition, the applicable maximum Eurodollar Loan margin on Revolving Credit Loans was increased from 3.00% to 3.25%; the applicable maximum Eurodollar Loan margin on Term Loan B Loans was increased from 3.000% to 3.375%; and the applicable maximum Eurodollar Loan margin on Term Loan C Loans was increased from 3.125% to 3.50%.

     The Company's obligations under the Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company's direct and indirect domestic subsidiaries, except the capital stock of BSI and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the credit facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI and are required to be guaranteed by any additional subsidiaries acquired by Cumulus.

     Both the revolving credit and term loan borrowings under the Credit Facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our Credit Facility, 9.5% as of December 31, 2000) plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 7.02% as of December 31, 2000) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At December 31, 2000 the Company's effective interest rate on term loan amounts outstanding under the Credit Facility was 10.1%.

     A commitment fee calculated at a rate ranging from 0.375% to 0.75% per annum (depending upon the Company's utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility are payable quarterly in arrears. In addition, a fronting fee of 0.125% is payable quarterly to the issuing bank.

     The eight-year term loan borrowings are repayable in quarterly installments beginning in the fourth quarter of 2001. The scheduled annual amortization is $0.8 million for each of the third, fourth, fifth, sixth and seventh years following closing and $71.3 million in the eighth year following closing. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The amount available under the seven-year revolving credit facility will be automatically reduced in quarterly installments as described in the Credit Facility. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At December 31, 2000, the Company was in compliance with such financial and operating covenants.

     On April 12, 2000, July 25, 2000 and September 27, 2000 the Company received the waivers or amendments of certain requirements of the Credit Facility as described in detail above.

     The terms of the Credit Facility contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the agreement governing the Credit Facility and related documents, cross default under other agreements or conditions relating to indebtedness of Cumulus or the Company's restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the credit facility, the majority of the lenders are able to declare all amounts under our Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively, upon an event of default.

     The $160.0 million 10 3/8% Senior Subordinated Notes Due 2008 Indenture ("Indenture") and the Series A Preferred Stock Certificates of Designation ("Certificates of Designation") limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $150.0 million. As of December 31, 2000, we would be permitted, by the terms of the Indenture and the Certificates of Designation, to incur approximately $25.0 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.

8. REDEEMABLE PREFERRED STOCK

(a) Series A Preferred Stock

     At December 31, 2000 and 1999 the Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 presented on the balance sheet represents 113,643 and 102,702 shares outstanding (each with a $1,000 par value), plus accrued dividends of $3.9 million and $0, respectively. Accrued dividends of

$3.9 million were paid in kind on January 2, 2001. Accrued dividends of $3.5 million at December 31, 1999, which were included in current liabilities, were paid in cash on January 3, 2000.

     On October 1, 1999, the Company redeemed 43,750 shares of its Series A Preferred Stock for $51.3 million, including redemption premium of $6.0 million and accrued but unpaid dividends of $1.5 million.

     Holders of the Series A Preferred Stock have no voting rights.

     On or before July 1, 2003, the Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference of $1,000 per share plus any and all accrued and unpaid cumulative dividends. The Series A Preferred Stock may be redeemed by the Company prior to such date under certain circumstances.

     The Company may at its option exchange all, but not less than all, of the then outstanding Series A Preferred Stock into fully registered debentures issued under an indenture between the Company and a trustee defined by the Certificates of Designation. Such debentures would be unsecured and subordinated in right of payment to debt in respect of the Credit Facility and the Notes. Such debentures would be subject to mandatory redemption only upon a change of control or as a result of certain asset divestitures, both as defined by the related indenture.

(b) Series B Preferred Stock

     We issued 250 shares of our Series B Preferred Stock on October 2, 2000 for $2.5 million. The holders of the Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 12% of the liquidation preference per share of Series B Preferred Stock, payable quarterly, in arrears commencing on January 1, 2001. The Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Series B Preferred Stock. There are no restrictions as to how dividends may be paid.

     At December 31, 2000 and 1999 the Series B Cumulative Exchangeable Redeemable Preferred Stock due 2009 disclosed on the balance sheet represents 250 and 0 shares outstanding (each with a $1,000 liquidation preference), plus accrued dividends of $0.1 million and $0, respectively.

     Holders of the Series B Preferred Stock have no voting rights. Additionally, the shares of Series B Preferred Stock may be converted, at the holder's discretion, on or after March 30, 2002 into Class B Common Stock at the then effective conversion rate. The number of shares of Class B Common Stock that will be issued upon conversion can be calculated by dividing the liquidation preference of one share of Series B Preferred Stock by the lower of the closing sales price of the Company's Class A Common Stock as reported by the NASDAQ Stock Market on the conversion date or the average of the closing sales prices of the Company's Class A Common Stock as reported by the NASDAQ Stock Market for the twenty (20) day trading period prior to the conversion date. The shares of Series B Preferred Stock are subject to mandatory redemption on October 3, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends and can be redeemed at any time at the Company's discretion with notice of not less than 30 days nor more than 60 days prior to the date of redemption.

     In connection with the issuance of the Series B preferred stock, the Company also issued warrants to acquire 22,221 shares of Class B common stock at an exercise price of $5.8937 per share. The Series B preferred stockholder is entitled to receive additional warrants to acquire 16,662 shares of Class B common stock at an exercise price of $5.8937 if the outstanding Series B preferred shares have not been redeemed as of December 31, 2001. The warrants issued in 2000 were recorded as a deemed dividend at their estimated fair value of $0.1 million. No warrants were exercised or cancelled during 2000.

     In connection with the issuance of the Series B preferred stock, the Company paid commitment fees to four entities, including two shareholders, who provided the Company with funding commitments related to the Series B Preferred Stock. Commitment fees totaling $1.0 million paid to three of these entities, which did not purchase Series B Preferred Stock, have been expensed in the accompanying statement of operations for the year ended December 31, 2000 as a component of non-operating expenses.

9. STOCKHOLDERS' EQUITY

(a) Common Stock

     Each share of Class A Common Stock entitles its holders to one vote.

     Except upon the occurrence of certain events, holders of the Class B Common Stock are not entitled to vote. The Class B Common Stock is convertible at any time, or from time to time, at the option of the holder of such Class B Common Stock (provided that the prior consent of any governmental authority required to make such conversion lawful shall have been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock or Class C Common Stock on a share-for-share basis; provided that the board of directors has determined that the holder of Class A Common Stock at the time of conversion would not disqualify the Company under, or violate, any rules and regulations of the FCC.

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

     On November 18, 1999, the Company completed a follow-on public stock offering selling 3,700,000 shares of its Class A Common Stock for $37.05 per share, net of underwriter's discounts and commissions of $1.95 per share. The net proceeds of the offering were approximately $137.1 million and were primarily used to fund the Company's pending acquisitions in 2000. In addition, on December 6, 1999 the underwriters exercised an option granted by the Company, purchasing an additional 102,000 shares. Exercise of the option resulted in an additional $3.8 million in net offering proceeds to the Company.

(b) Stock Purchase Plan

     On November 2, 1999, the Company's Board of Directors adopted and the Company's shareholders approved the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the Section 423 of the Internal Revenue Code and contains 1,000,000 shares of Class A Common Stock. The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. The amount each employee can purchase is limited to the lesser of
(i) 15% of pay or (ii) $0.025 million of stock value on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the Employee Stock Purchase Plan.

10. STOCK OPTIONS

2000 STOCK INCENTIVE PLAN

     The Board of Directors approved the 2000 Stock Incentive Plan on July 31, 2000, and subsequently amended the Plan on February 23, 2001 subject to approval by the Company's shareholders. The purpose of the 2000 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to the Company's operations and reward them for making major contributions to the success of the Company. The aggregate number of shares of Class A Common Stock subject to the 2000 Stock Incentive Plan is 2,750,000, all of which may be granted as incentive stock options. In addition, no one person may receive options over more than 500,000 shares of Class A Common Stock in any one calendar year.

     The 2000 Stock Incentive Plan permits the Company to grant nonqualified stock options and incentive stock options ("ISOs"), as defined in Sections 422 of the Internal Revenue Code of 1986, as amended (the "Code"). No options may be granted under the 2000 Stock Incentive Plan after October 4, 2010.

     The Compensation Committee administers the 2000 Stock Incentive Plan. The Compensation Committee has full and exclusive power to interpret the 2000 Stock Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2000 Stock Incentive Plan as it may deem necessary or proper.

     Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2000, there are outstanding options to purchase a total of 1,728,300 shares of Class A Common Stock exercisable at prices ranging from $3.9375 to $6.4375 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

1999 STOCK INCENTIVE PLAN

     On November 2, 1999, the Company's Board of Directors adopted and the Company's shareholders approved the 1999 Stock Incentive Plan to provide officers, other key employees and non-employee directors of the Company (other than participants in the Company's Executive Plan described below), as well as consultants to the Company, with additional incentives by increasing their proprietary interest in the Company. An aggregate of 900,000 shares of Class A Common Stock is subject to the 1999 Stock Incentive Plan, of which a maximum of 900,000 shares of Class A Common Stock is available to be awarded as incentive stock options and a maximum of 100,000 shares of Class A Common Stock is available to be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock, which will be awarded to any one person during any calendar year, is $0.5 million.

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

     As of December 31, 2000, there are outstanding options to purchase a total of 819,188 shares of Class A Common Stock exercisable at a price of $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, annually over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Stock Incentive Plan.

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

     The 1998 Stock Incentive Plan is administered by the Compensation Committee of the Board, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the 1998 Stock Incentive Plan) and other terms of and award. The Compensation Committee may delegate to certain senior officers of the Company its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by the Company's Board of Directors. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

     As of December 31, 2000, there are outstanding options to purchase a total of 784,223 shares of Class A Common Stock exercisable at a price of $14.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

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

     The 1999 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2000, there are outstanding options to purchase a total of 1,000,000 shares of Class C Common Stock under the 1999 Executive Plan.

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

     The 1998 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2000, there are outstanding options to purchase a total of 2,001,380 shares of Class C Common Stock under the 1998 Executive Plan.

     Cumulus Media Inc. applies APB Opinion No. 25 in accounting for its Stock Options issued to employees and SFAS No. 123 in accounting for stock options issued to non-employees. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had Cumulus Media Inc. determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss attributable to common stockholders would have been increased $8.2 million, $6.8 million and $2.3 million, respectively, to the pro forma amounts for the years ending December 31, 2000, 1999 and 1998 as indicated below (dollars in thousands):

                                                      2000        1999        1998
                                                      ----        ----        ----
Net loss:
  As reported...................................    $ (2,298)   $(13,622)   $(11,282)
  Pro forma.....................................    $(10,471)   $(20,430)   $(13,586)
Basic and diluted loss per common share:
  As reported...................................    $  (0.49)   $  (1.50)   $  (1.55)
  Pro forma.....................................    $  (0.72)   $  (1.77)   $  (1.69)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

     2000 Stock Incentive Plan: expected volatility of 65.0% for 2000; risk-free interest rate of 6.25%; dividend yield of 0% and expected lives of four years from the date of grant.

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

     Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 2000, 1999 and 1998:

                                                                             WEIGHTED AVERAGE
                                                                 SHARES       EXERCISE PRICE
                                                                 ------      ----------------
Outstanding at December 31, 1997............................           --         $ 0.00
Granted.....................................................    3,142,925          15.56
Exercised...................................................           --           0.00
Canceled....................................................      (20,800)         14.00
                                                                ---------         ------
Outstanding at December 31, 1998............................    3,122,125          15.55
                                                                ---------         ------
Granted.....................................................    1,998,125          26.70
Exercised...................................................      (27,580)         14.00
Canceled....................................................       (8,561)         14.00
                                                                ---------         ------
Outstanding at December 31, 1999............................    5,084,109          19.94
                                                                ---------         ------
Granted.....................................................    2,063,431           6.19
Exercised...................................................           --           0.00
Canceled....................................................     (814,449)         19.28
                                                                ---------         ------
Outstanding at December 31, 2000............................    6,333,091         $15.74
                                                                ---------         ------

     The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $3.51, $13.49 and $6.43, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                       OPTIONS OUTSTANDING
                                                                       -------------------
                                                                       WEIGHTED AT AVERAGE
                                                NUMBER OUTSTANDING          REMAINING         WEIGHTED AVERAGE
         RANGE OF EXERCISE PRICES              AT DECEMBER 31, 2000     CONTRACTUAL LIFE       EXERCISE PRICE
         ------------------------              --------------------    -------------------    ----------------
$3.9375 (2000 SIP Shares)..................           200,000              3.75 years             $3.9375
$6.4375 (2000 SIP Shares)..................         1,528,300               3.5 years             $6.4375
$6.4375 (1999 SIP Shares)..................           300,000               3.5 years             $6.4375
$14.00 (1998 SIP Class A Shares)...........           784,223               2.5 years             $ 14.00
$14.00 (1998 ESIP Class C Shares)..........           969,419               1.5 years             $ 14.00
$16.10 to $24.19 (1998 ESIP Class C
  Shares)..................................         1,031,961               2.5 years             $ 19.59
$27.875 (1999 SIP Class A Shares)..........           519,188               3.5 years             $ 27.88
$27.875 (1999 ESIP Class C Shares).........         1,000,000               2.5 years             $ 27.88
                                                    ---------                                     -------
                                                    6,333,091                                     $ 15.74
                                                    =========                                     =======

     The following table summarizes information about stock options exercisable at December 31, 2000:

                                                                       OPTIONS EXERCISABLE
                                                                       -------------------
                                                                       WEIGHTED AT AVERAGE
                                                NUMBER EXERCISABLE          REMAINING         WEIGHTED AVERAGE
                                               AT DECEMBER 31, 2000     CONTRACTUAL LIFE       EXERCISE PRICE
                                               --------------------    -------------------    ----------------
$3.9375 (2000 SIP Shares)..................                --              3.75 years             $3.9375
$6.4375 (2000 SIP Shares)..................                --              3.75 years             $6.4375
$6.4375 (1999 SIP Shares)..................           114,269              3.75 years             $6.4375
$14.00 (1998 SIP Class A Shares)...........           476,538               2.5 years             $ 14.00
$14.00 (1998 ESIP Class C Shares)..........           522,571               1.5 years             $ 14.00
$16.10 to $24.19 (1998 ESIP Class C
  Shares)..................................           556,285               1.5 years             $ 19.59
$27.875 (1999 SIP Class A Shares)..........           191,305               3.5 years             $ 27.88
$27.875 (1999 ESIP Class C Shares).........           375,000               2.5 years             $ 27.88
                                                    ---------                                     -------
                                                    2,235,968                                     $ 15.74
                                                    =========                                     =======

11. INCOME TAXES

     Income tax expense (benefit) for the years ended 2000, 1999, and 1998 consisted of the following (dollars in thousands):

                                                         2000     1999       1998
                                                         ----     ----       ----
Current tax expense:
  Federal............................................    $ --    $    --    $    --
  State and local....................................                           126
                                                         ----    -------    -------
     Total current expense...........................    $ --    $    --    $   126
                                                         ====    =======    =======
Deferred tax expense (benefit):
  Federal............................................     710     (6,032)   $(4,057)
  State and local....................................     102       (838)      (562)
Less: Change in valuation allowance..................      --         --       (335)
  Change in valuation allowance due to purchase
     accounting......................................      --         --      2,602
                                                         ----    -------    -------
     Total deferred expense (benefit)................     812     (6,870)    (2,352)
                                                         ----    -------    -------
     Total income tax (benefit) expense..............    $812    $(6,870)   $(2,226)
                                                         ====    =======    =======

     Total income tax expense differed from the amount computed by applying the federal standard tax rate of 35% for the years ended December 31, 2000 and 1999 due to the following (dollars in thousands):

                                                        2000      1999       1998
                                                        ----      ----       ----
Pretax loss at federal statutory rate...............    $(520)   $(7,172)   $(4,108)
  State income tax expense, net of federal                102       (838)    (1,057)
     benefit........................................
  Nondeductible stock compensation..................       --         --         --
  Nondeductible goodwill............................    1,112        929        400
  Other.............................................      118        211        272
  Change in valuation allowance.....................       --         --       (335)
  Change in valuation allowance due to purchase            --         --      2,602
     accounting.....................................
                                                        -----    -------    -------
  Net income tax (benefit) expense..................    $ 812    $(6,870)   $(2,226)
                                                        =====    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 are presented below (dollars in thousands):

                                                                2000       1999
                                                                ----       ----
Deferred tax assets:
Net operating loss.........................................    $46,109    $15,996
  Accounts receivable......................................      6,320      1,041
  Property and equipment...................................         --      1,356
  Accrued expenses and other...............................      5,646        479
                                                               -------    -------
       Total deferred tax assets...........................    $58,075    $18,872
Deferred tax liabilities:
  Intangible assets........................................     51,553     25,100
  Property and equipment...................................      6,079      2,678
  Deferred gain on exchange of assets......................     30,109         --
  Other....................................................         --         34
                                                               -------    -------
  Total deferred tax liabilities...........................     87,741     27,812
                                                               -------    -------
  Net deferred tax liability...............................    $29,666    $ 8,940
                                                               =======    =======

     Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforward. In 1997 the Company established a valuation allowance against its deferred tax assets following an assessment of the likelihood of realizing such amounts. In arriving at the determination as to the amount of the valuation allowance required, the Company considered its operating history as well as significant acquisitions made in 1998 and pending acquisitions, statutory restrictions on the use of operating losses, tax planning strategies and its expectation of the level and timing of future taxable income. The valuation allowance was eliminated in a subsequent period. The Company has not recorded a valuation allowance against its deferred tax assets as of December 31, 2000 and 1999 because management believes that, after considering all the available objective evidence, it is more than likely than not that these assets will be realized.

     The foreign operations of the Company have incurred operating losses, the benefit of which remains unlikely. Accordingly, the Company has not recognized a tax benefit for these loss carry forwards since it is not assured it could utilize the loss carry forward in the future.

     At December 31, 2000, the Company has a federal net operating loss carry forward available to offset future income of approximately $115.6 million, which will begin to expire after 2012.

12. EARNINGS PER SHARE

     The following table sets forth the computation of basic loss per share for the years ended December 31, 2000, December 31, 1999 and December 31, 1998. In order to reflect the initial public offering on July 1, 1998, the weighted average number of shares outstanding for the period January 1, 1998 through June 30, 1998 was determined after giving effect to the exchange of the Company's shares by Cumulus Media, LLC for the initial public offering (in thousands, except per share data).

                                                      2000        1999        1998
                                                      ----        ----        ----
Numerator:
  Net loss before extraordinary item............    $ (2,298)   $(13,622)   $ (9,445)
  Preferred stock dividend, including redemption
     premium....................................     (14,875)    (23,790)    (13,591)
                                                    --------    --------    --------
  Numerator for basic earnings per
     share -- income available for common
     stockholders...............................    $(17,173)   $(37,412)   $(23,036)
                                                    --------    --------    --------
Denominator:
  Denominator for basic earnings per share --
     weighted average shares after giving effect
     to initial public offering.................      35,139      24,938      16,085
                                                    --------    --------    --------
  Basic and diluted loss per common
     share -- before extraordinary item.........    $  (0.49)   $  (1.50)   $  (1.43)
  Extraordinary item............................          --          --       (0.12)
                                                    --------    --------    --------
  Basic and diluted loss per common share.......    $  (0.49)   $  (1.50)   $  (1.55)
                                                    ========    ========    ========

     During 2000 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At December 31, 2000, 1999 and 1998 there were options issued to purchase the following classes of common stock:

                                                    2000         1999         1998
                                                    ----         ----         ----
Options to purchase Class A common stock......    3,331,711    2,114,309    1,120,745
Options to purchase Class C common stock......    3,001,380    3,001,380    2,001,380

     The Series B Preferred Stock was convertible into 634,840 shares of Class B Common Stock at December 31, 2000. Earnings per share assuming dilution has not been presented as the effect of the options and the Series B Preferred Stock would be antidilutive for the years ended December 31, 2000, 1999 and 1998.

13. LEASES

     The Company has noncancelable operating leases, primarily for office space and various capital leases primarily for equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $5.7 million, $3.9 million and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are as follows (Dollars in thousands):

                        YEAR ENDING
                        DECEMBER 31:
                        ------------
     2001...................................................    $4,871
     2002...................................................     3,939
     2003...................................................     3,567
     2004...................................................     3,034
     2005...................................................     2,390
     Thereafter.............................................     4,134

14. COMMITMENTS AND CONTINGENCIES

     As of December 31, 2000 the Company has entered into various agreements to acquire stations across 16 markets for an aggregate purchase price of approximately $186.6 million. Between January 1, 2001 and January 18, 2001, the Company closed on the acquisition of 7 properties in 2 markets representing $106.2 million in purchase price. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand, the proceeds of our credit facility or future credit facilities, issuance of preferred stock and other to be identified sources. There can be no assurance the Company will be able to obtain such financing. As of December 31, 2000, $31.9 million of escrow deposits were outstanding related to pending transaction. Subsequent to December 31, 2000, $13.2 million of deposits were applied toward transactions completed. In the event that the Company can not consummate these acquisitions because of breach of contract, the Company may be liable for approximately $18.7 million in purchase price.

     The Company had been named as a defendant in the following eleven class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al.; (8) Krim v. Cumulus Media Inc., et al.; (9) Baldwin v. Cumulus Media, Inc., et al.; (10) Pabian v. Weening, et al.; and (11) Demers v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, have also been named as defendants. The complaints have all been filed in the United States District Court for the Eastern District of Wisconsin. They were filed as class actions on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between May 11, 1999 and April 24, 2000. On August 4, 2000, the eleven actions were consolidated into a single action, also pending in the United States District Court for the Eastern District of Wisconsin. On December 8, 2000, plaintiffs served a Second Amended Consolidated Class Action Complaint, which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seeks unspecified damages. The plaintiffs allege that the defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company's financial condition as a result of the restatement on May 26, 2000 of the Company's results for the first three quarters of 1999. The plaintiffs further allege that because of the issuance of false and misleading statements and/or failure to disclose material facts, the price of Cumulus Media stock was artificially inflated. On February 8, 2001, the Company served its motion to dismiss the second amended complaint. Although the Company has certain defenses it intends to vigorously assert in these proceedings, the Company cannot predict how the plaintiffs' claims will ultimately be resolved. In the event there were a decision adverse to the Company, or pursuant to a settlement agreement, the Company could ultimately be obligated to make payments including payments which may not be covered by insurance. Such payments could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In 1999, the Company was served with a complaint filed in state court in New York, seeking approximately $1.9 million in damages arising from the Company's alleged breach of national representation agreements. To date, the Company has filed an answer to the complaint which denies liability and asserts a variety of affirmative defenses. On February 15, 2001, the Company's current national representation agent agreed to indemnify, defend and hold harmless the Company against any loss, liability, cost or expense in connection with this matter.

     In 1999, the Company was served with a complaint filed in county court in Alabama alleging that in August 1997, an employee of Colonial Broadcasting, Inc., which we acquired in July 1998, was at fault in connection with an automobile accident. The plaintiff is seeking $8.5 million damages. We believe we have a right to indemnification from the sellers of Colonial Broadcasting under the related purchase agreement. The seller's insurance company has assumed the defense of the matter. At the present time, it is not possible to determine the likelihood of a favorable outcome or estimate the range of potential loss in this matter, if any.

     In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash equivalents, receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments.

     The Company calculates the fair value of its debt using the present value of the contractual interest and principal payment streams, at contractual interest/coupon payment rates compared to market/trading rates and yields, as published by the market makers in the Company's debt securities. At December 31, 2000 the carrying amount of the Notes was $160.0 million, and the fair value approximated $128.0 million.

     The Company calculates the fair value of the Series A Preferred Stock using the present value of the contractual dividend and principal payment streams, at contractual dividend rates compared to market trading rates, as published by the market makers in the Company's Series A Preferred Stock. At December 31, 2000 the Company's carrying amount of the Series A Preferred Stock was $114.0 million, and the fair value approximated $82.0 million.

     It is not practical to determine the fair value of the Series B Preferred Stock.

16. RELATED PARTY TRANSACTIONS

     Lewis W. Dickey, Jr. and John Dickey each have a 25% ownership interest in Stratford Research, Inc., an entity that provides programming and marketing consulting and market research services to the Company. Under an agreement with Stratford Research, Inc., Stratford Research, Inc. receives $25,000 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25,000 negotiable depending on competitive market conditions. Additionally, Stratford Research, Inc. will provide program-consulting services for contractually specified amounts over the three years of the agreement. It is management's belief that the contracted rates included in the agreement for program research services to be provided are favorable to the Company as compared with similar services provided by other unaffiliated parties in the industry. Total fees paid to Stratford Research by the Company during 2000, 1999 and 1998 were $4.1 million, $4.4 million and $2.7 million, respectively. Of these expenses paid in 2000, 1999 and 1998, $1.1 million, $1.1 million and $1.2 million were capitalized as acquisition costs. The remaining expenses have been included as part of the station operating expenses in the statements of operations. At December 31, 2000, 1999 and 1998 amounts payable to Stratford Research, Inc. were approximately $0.2 million, $0.3 million and $0.4 million, respectively.

     QUAESTUS Management Corporation, an entity controlled by Mr. Weening, historically provided industry research, market support and due diligence support services, and transaction management for the Company's acquisitions and provided certain corporate finance and related services in support of the Company's treasury function. During 2000, 1999 and 1998, the Company paid QUAESTUS Management Corporation $1.5 million, $1.4 million and $1.4 million respectively for acquisition, corporate finance, and business and systems development services. Under an agreement with QUAESTUS Management Corporation, QUAESTUS Management Corporation received a specified rate per transaction between $15,000 and $60,000 depending on the number of FM stations acquired in the transaction, and conditioned on consummation of those transactions. In addition, the Company was obligated to reimburse QUAESTUS Management Corporation for all of its expenses incurred in connection with the performance of services under such agreement. It is management's belief that the contract rates included in the agreement for diligence support, transaction management and other services were favorable to the Company and were comparable to similar rates charged by unaffiliated parties in the market. On June 29, 2000 the Company's Board of Directors terminated the QUAESTUS consulting contract effective June 30, 2000. Of the total payments made to QUAESTUS in 2000, 1999 and 1998, $0.5 million, $0.8 million, and $1.2 million were capitalized as acquisition costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statements of operations. At December 31, 2000, 1999 and 1998 amounts payable to Quaestus Management Corporation were approximately $0.3 million, $0.1 million and $0.1 million. In addition, QUAESTUS Management Corporation and the Company share certain office facilities and administrative services, on a pro rata basis according to usage.

     The Company paid Cumulus Media, LLC management fees of $0.2 million in 1998 (with QUAESTUS Management Corporation receiving $0.1 million of such fees from Cumulus Media, LLC and DBBC of Georgia, LLC, receiving $0.1 million of such fees from Cumulus Media, LLC). The fees paid to Cumulus Media, LLC have terminated. Lewis W. Dickey, Jr. and John Dickey have a 75% and 25% ownership interest in DBBC of Georgia LLC, respectively.

     Additionally, on November 23, 1999 QUAESTUS Management Corporation and the Company entered into a Sublease Agreement as co-sublessees, which provided for the use of a 1989 Cessna Citation III model aircraft. QUAESTUS Management Corporation and the Company are obligated to pay the sublessor rent of $0.1 million per month, plus an hourly rate for each hour of flight. QUAESTUS Management Corporation acted as the manager of the aircraft, hiring pilots, arranging for maintenance and scheduling usage. Expenses for the use of the aircraft were billed to the Company based upon the percentage of hours of Company use. The Company incurred aircraft related expenses of $0.2 million and $0.5 million in 1999 and 2000, respectively. As of December 31, 2000, there remains $0.4 million payable to QUAESTUS under this agreement. The Company's sublease agreement was terminated effective December 31, 2000.

     On February 2, 2000 the Company loaned each of Mr. Weening and Mr. Dickey $5.0 million, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each, which was the approximate market price for the Company's Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. Dickey which provide for the payment of interest at the greater of 9.0% or the maximum rate paid by the Company under its Credit Facility. Interest accrues on the notes from February 2, 2000 through December 31, 2003 and is payable on that date. All accrued and unpaid interest and the principal amount of the loans are due and payable in a lump sum on December 31, 2003. As of December 31, 2000, the original principal of $5.0 million plus accrued interest remains outstanding from both Mr. Weening and Mr. Dickey.

     One of the Company's Directors is Mr. Ralph B. Everett. Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm's Federal Legislative Practice Group. The Company also engages the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. Total amounts paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 2000, 1999 and 1998 were approximately $1.0 million, $2.1 million and $1.2 million. Of these amounts paid in 2000, 1999 and 1998, $0.8 million, $2.0 million and $1.1 million were capitalized as acquisition or financing costs. The remaining amounts have been included as part of the corporate general and administrative expenses in the statements of operations. At December 31, 2000, 1999 and 1998 amounts remaining payable to Paul, Hastings, Janofsky & Walker LLP were approximately $0.4 million, $0.3 million and $0.6 million.

     One of the Company's Directors is Eric P. Robison. Since January 1994, Mr. Robison has worked for Vulcan Northwest, Inc., the holding company that manages all personal and business interests for investor Paul G. Allen. In this role Mr. Robison serves as a Business Development Associate for Vulcan Ventures, Inc., the venture fund division of Vulcan and investigates and secures investment opportunities. In 1999 and 2000, the Company retained Mr. Robison to provide consulting services relating to the development of the Cumulus Internet Services Inc. business plan. During 2000 and 1999, the Company paid Mr. Robison $15,000 and $10,000 respectively for consulting services.

17. DEFINED CONTRIBUTION PLAN

     Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant's contribution. Matching contributions are to be remitted to the plan by the Company monthly. During 2000 and 1999, the Company contributed approximately $0.4 million and $0.3 million to the plan respectively.

18. GUARANTORS' FINANCIAL INFORMATION

     Certain of the Company's direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) will provide full and unconditional guarantees for the Company's senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

     The following tables provide consolidated condensed financial information pertaining to the Company's subsidiary guarantors. The Company has not presented separate financial statements for the subsidiary guarantors and non-guarantors because management does not believe that such information is material to investors (dollars in thousands).

                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                  2000            1999            1998
                                              ------------    ------------    ------------
Current assets............................     $  127,959       $ 91,509        $ 44,861
Noncurrent assets.........................      1,040,000        594,670         444,977
Current liabilities.......................         14,885         12,135           8,370
Noncurrent liabilities....................        260,671         61,048          32,396

                                                DECEMBER        DECEMBER        DECEMBER
                                                  2000            1999            1998
                                                --------        --------        --------
Net revenues..............................     $  223,539       $177,667        $98,786
Operating expenses........................        187,316        131,050         90,775
Income (loss) before extraordinary item...        (11,599)       (10,336)        (7,744)
Net loss..................................        (11,599)       (10,336)        (7,744)

19. QUARTERLY RESULTS (UNAUDITED)

     The following table presents the Company's selected unaudited quarterly results for the eight quarters ended December 31, 2000 (dollars in thousands).

                                                         FIRST       SECOND      THIRD       FOURTH
                                                        QUARTER     QUARTER     QUARTER     QUARTER
                                                        -------     -------     -------     -------
For the Year Ended December 31, 2000
  Net revenue.......................................    $ 47,717    $ 62,627    $ 58,127    $ 57,440
  Operating income (loss)...........................     (10,346)     (8,940)    (19,354)    (10,071)
  Net income (loss).................................     (10,120)     (9,083)     24,298      (7,393)
  Net income (loss) attributable to common
     stockholders...................................     (13,648)    (12,725)     20,489     (11,289)
  Basic and diluted loss per common share...........    $  (0.39)   $  (0.36)   $   0.58    $  (0.32)
For the Year Ended December 31, 1999
  Net revenue.......................................    $ 31,211    $ 45,846    $ 47,293    $ 55,669
  Operating income (loss)...........................      (4,838)      3,063       4,553      (1,020)
  Net income (loss).................................      (7,125)     (2,213)        184      (4,468)
  Net loss attributable to common stockholders......     (11,670)     (6,965)     (4,764)    (14,013)
  Basic and diluted loss per common share...........    $  (0.59)   $  (0.35)   $  (0.17)   $  (0.43)

20. SUBSEQUENT EVENTS (UNAUDITED)

     From January 1, 2001 through January 18, 2001, the Company completed acquisitions of 7 radio stations in 2 separate markets for an aggregate purchase price of approximately $106.2 million. These transactions will be accounted for by the purchase method of accounting.

     On January 3, 2001, the Company borrowed $2.5 million under its seven-year revolving credit facility. Proceeds from this borrowing we used to satisfy operating cash needs. On February 2, 2001 and following the closing of the Phase III Clear Channel divestitures, this borrowing was subsequently repaid in its entirety.

     On January 18, 2001, the Company completed substantially all of the third and final phase of an asset exchange and sale transaction with certain subsidiaries of Clear Channel Communications. Upon the closing , the Company transferred 44 stations in 8 markets in exchange for 4 stations in 1 market and approximately $36.2 million in cash. As of the close date, the Company also received approximately $2.7 million in proceeds previously withheld from the second phase of the Clear Channel transactions.

     On March 13, 2001, the Company divested The Advisory Board of Nevada, a wholly owned subsidiary of the Company. No proceeds were realized by the Company upon divestiture.

                                                                     SCHEDULE II

                               CUMULUS MEDIA INC.
                          FINANCIAL STATEMENT SCHEDULE
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                               ----------------------------------------------------------
                                                BALANCE    PROVISION
                                                  AT          FOR                                 BALANCE
                                               BEGINNING   DOUBTFUL     ACQUIRED                  AT END
                 FISCAL YEAR                    OF YEAR    ACCOUNTS    STATIONS(1)   WRITE-OFFS   OF YEAR
                 -----------                   ---------   ---------   -----------   ----------   -------
2000
  Allowance for doubtful accounts............   $3,118      23,751        1,859       (11,380)    $17,348
1999
  Allowance for doubtful accounts............   $  895       2,504           61          (342)    $ 3,118
1998
  Allowance for doubtful accounts............   $  125         964           97          (291)    $   895

- -------------------------
(1) Allowance for doubtful accounts receivable acquired in acquisitions.