Form 10-Q
period 2001-03-31
CUMULUS MEDIA INC
filed 2001-05-15
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of April 30, 2001, the registrant had outstanding 35,214,349 shares of common stock consisting of (i) 28,427,729 shares of Class A Common Stock; (ii) 4,479,343 shares of Class B Common Stock; and (iii) 2,307,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                      INDEX

             PART I. FINANCIAL INFORMATION

             Item 1.        Financial Statements.

                            Consolidated Balance Sheets as of March 31, 2001 and December
                            31, 2000

                            Consolidated Statements of Operations for the Three Months
                            Ended March 31, 2001 and 2000

                            Consolidated Statements of Cash Flows for the Three Months
                            Ended March 31, 2001 and 2000

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

             Item 1         Legal Proceedings

             Item 2         Changes in Securities and Use of Proceeds

             Item 3         Defaults Upon Senior Securities

             Item 4         Submission of Matters to a Vote of Security Holders

             Item 5         Other Information

             Item 6         Exhibits and Reports on Form 8-K

             Signatures

             Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CUMULUS MEDIA INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except for share and per share data)

                                                                                        (UNAUDITED)
                                                                                         March 31,      December 31,
                                                                                           2001             2000
                                                                                           ----             ----
             Assets
             Current assets:
                Cash and cash equivalents...........................................      $ 31,809         $ 10,979
                Accounts receivable, less allowance for doubtful accounts
                   of $9,469 and $17,348 respectively...............................        35,550           43,498
                Prepaid expenses and other current assets...........................         4,776            9,536
                                                                                          --------         --------
                     Total current assets...........................................        72,135           64,013
             Property and equipment, net............................................        81,479           79,829
             Intangible assets, net.................................................       757,503          762,996
             Other assets...........................................................        35,978           48,097
                                                                                          --------         --------
                      Total assets..................................................      $947,095         $954,935
                                                                                          ========         ========
             Liabilities and Stockholders' Equity
             Current liabilities:
                Accounts payable and accrued expenses...............................      $ 37,217         $ 45,858
                Current portion of long-term debt...................................           208              208
                Other current liabilities...........................................           591              679
                                                                                          --------         --------
                     Total current liabilities......................................        38,016           46,745
             Long-term debt.........................................................       285,019          285,020
             Other liabilities......................................................         1,747            1,924
             Deferred income taxes..................................................        29,970           29,666
                                                                                          --------         --------
                     Total liabilities..............................................       354,752          363,355
                                                                                          --------         --------
             Series A Cumulative Exchangeable Redeemable Preferred Stock
                due 2009, stated value $1,000 per share, 117,530 and 113,643
                shares issued and outstanding, respectively                                121,544          117,530
                                                                                          --------         --------
             Series B Cumulative Exchangeable Redeemable Preferred Stock due
                2009, stated value $10,000 per share, 257 and 250 shares
                issued and outstanding, respectively                                         2,253            2,178
                                                                                          --------         --------
                   Commitments and contingencies (Note 6)
             Stockholders' equity:
                Class A common stock, par value $.01 per share; 50,000,000 shares authorized; 28,427,729 and 28,378,976 shares issued and
             outstanding............................................................           284              284
                Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 4,479,343 and 4,479,343 shares issued and
             outstanding............................................................            45               45
                Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 2,307,277 and 2,307,277 shares issued and
             outstanding............................................................            23               23
                Additional paid-in-capital..........................................       508,344          512,284
                 Loan to officers...................................................        (9,984)          (9,984)
                Accumulated deficit.................................................       (30,166)         (30,780)
                                                                                          --------         ---------
                     Total stockholders' equity.....................................       468,546          471,872
                                                                                          --------         --------
                     Total liabilities and stockholders' equity.....................      $947,095         $954,935
                                                                                          ========         ========


           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except for share and per share data)

                                                                                           (UNAUDITED)

                                                                                  THREE MONTHS        THREE MONTHS
                                                                                      ENDED               ENDED
                                                                                  MARCH 31, 2001      MARCH 31, 2000
                     Revenues...................................................   $   48,965         $   51,854
                     Less: agency commissions...................................       (4,377)            (4,137)
                                                                                   ----------         ----------
                             Net revenues.......................................       44,588             47,717
                     Operating expenses:
                        Station operating expenses, excluding depreciation,
                          amortization and LMA fees (including provision for
                          doubtful accounts of $951 and $976 respectively)             35,412             42,303
                          Depreciation and amortization.........................       12,284              9,897
                        LMA fees................................................        1,014              1,179
                     Corporate general and administrative.......................        3,834              4,684
                                                                                   ----------         ----------
                            Total operating expenses............................       52,544             58,063
                                                                                   ----------         ----------
                            Operating loss......................................       (7,956)           (10,346)
                                                                                   ----------         ----------
                     Nonoperating income (expense):
                        Interest expense........................................       (7,967)            (7,636)
                        Interest income.........................................          577              2,092
                        Other income, net.......................................       16,248                  1
                                                                                   ----------         ----------
                            Total nonoperating expenses, net....................        8,858             (5,543)
                                                                                   ----------         ----------
                            Income (loss) before income taxes...................          902            (15,889)
                     Income tax (expense) benefit                                        (288)             5,769
                                                                                   ----------         ----------
                            Net income (loss)...................................          614            (10,120)
                     Preferred stock dividends and accretion of
                       discount.................................................        4,089              3,528
                                                                                   ----------         ----------
                            Net loss attributable to common
                              stockholders......................................   $   (3,475)        $  (13,648)
                                                                                   ==========         ==========
                     Basic and diluted loss per common share....................   $    (0.10)        $    (0.39)
                                                                                   ----------         ----------
                     Weighted average common shares outstanding.................   35,205,370         35,057,219
                                                                                   ==========         ==========

           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                 (UNAUDITED)

                                                                                        THREE MONTHS       THREE MONTHS
                                                                                            ENDED              ENDED
                                                                                       MARCH 31, 2001     MARCH 31, 2000
         Cash flows from operating activities:
         Net income (loss)......................................................          $    614           $(10,120)
         Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
               Depreciation.....................................................             3,780              2,884
               Amortization of goodwill, intangible assets and other assets                  8,685              7,446
               Provision for doubtful accounts..................................               951                976
               Gain on sale of stations.........................................           (16,028)                --
               Deferred taxes...................................................               288             (5,769)
         Changes in assets and liabilities, net of effects of acquisitions:
            Accounts receivable.................................................             8,408               (133)
            Prepaid expenses and other current assets...........................             3,899              1,115
            Accounts payable and accrued expenses...............................            (9,085)            (3,532)
            Other assets........................................................              (171)            (2,324)
            Other liabilities...................................................              (151)              (312)
                                                                                          --------           --------
               Net cash provided by (used in) operating activities..............             1,190             (9,769)
                                                                                          --------           --------
         Cash flows from investing activities:
            Acquisitions........................................................           (14,748)           (28,610)
            Dispositions........................................................            36,213                 --
            Escrow deposits on pending acquisitions.............................              (462)           (27,491)
            Capital expenditures................................................            (1,282)            (4,799)
            Other...............................................................               (76)            (1,695)
                                                                                          --------           --------
                 Net cash provided by (used in) investing activities............            19,645            (62,595)
                                                                                          --------           --------
         Cash flows from financing activities:
            Proceeds from revolving line of credit..............................             2,500                 --
            Payments on revolving line of credit................................            (2,500)                --
            Payments on promissory notes........................................                (5)                (5)
            Payment of dividend on Series A Preferred Stock.....................                --             (3,530)
            Payments for debt issuance costs....................................                --                 (1)
                                                                                          --------           --------
               Net cash (used in) financing activities..........................                (5)            (3,536)
                                                                                          --------           --------
         (Decrease) increase in cash and cash equivalents.......................            20,830            (75,900)
         Cash and cash equivalents at beginning of period.......................          $ 10,979           $219,581
         Cash and cash equivalents at end of period.............................          $ 31,809           $143,681
         Non-cash operating, investing and financing activities:
            Trade revenue.......................................................          $  2,780           $  2,666
            Trade expense.......................................................             2,905              2,682
            Assets acquired through notes payable...............................                --              3,387
            Preferred stock dividends paid in kind and accretion of discount....             4,089              3,528



           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL DATA

    The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2001.

2. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Statement 133 is amended by Statement 137 "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and is effective for years beginning after June 15, 2000. Management has adopted this statement as of January 1, 2001. Adoption of this statement did not have a material impact on the Company's financial position or results of operations.

3. ACQUISITIONS:

    During the quarter ended March 31, 2001, the Company completed acquisitions of 7 radio stations for $105.7 million in purchase price. Of the $105.7 million required to fund the acquisitions, $78.0 million was provided through the exchange of stations (as described below), $14.7 million was funded in cash and $13.0 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to the asset exchange and sales transaction described below.

    All of the Company's acquisitions were accounted for by the purchase method of accounting, including stations acquired in the asset exchange and sale transaction with Clear Channel Communications. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition. The accompanying consolidated statements of operations include the results of operations of the divested entities through the date of disposition.

    An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below (dollars in thousands).

                             Property and equipment.....   $  4,141
                             Intangible assets..........    101,607
                                                           $105,748
                                                           ========

CLEAR CHANNEL ASSET SALE AND EXCHANGE

    On January 18, 2001, the Company completed substantially all of the third and final phase of an asset exchange and sale transaction with certain subsidiaries of Clear Channel Communications. Upon the closing, the Company transferred 44 stations in 8 markets in exchange for 4 stations in 1 market and approximately $36.2 million in cash. As of the close date, the Company also received approximately $2.7 million in proceeds previously withheld from the second phase of the Clear Channel transactions. The Company recorded a $16.0 million gain on this asset and exchange transaction during the three months ended March 31, 2001, which has been presented in other income in the accompanying statement of operations.

PRO FORMA

    The unaudited consolidated condensed pro forma results of operations data for the three months ended March 31, 2001 and 2000, as if all acquisitions and dispositions completed during 2000 and during the first quarter of 2001 occurred at January 1, 2000, follow

(dollars in thousands, except per share data):

                                                                     THREE MONTHS ENDED
                                                                    MARCH 31,      MARCH 31,
                                                                      2001          2000
                                                                      ----          ----
                 Net revenues....................................   $ 44,407     $ 46,168
                 Operating loss..................................     (6,894)      (9,698)
                 Net loss........................................     (8,713)     (10,424)
                 Net loss attributable to common stockholders....    (12,802)     (14,513)
                                                                    ========     ========
                 Basic and diluted loss per common share.........   $  (0.36)    $  (0.41)

    Escrow funds of approximately $19.4 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at March 31, 2001 in the accompanying consolidated balance sheet.

    At March 31, 2001 the Company operated 31 stations under local marketing agreements ("LMA"). The statement of operations for the quarter ended March 31, 2001 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or March 31, 2001.

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

The following table depicts the amounts associated with and activity related to the June 2000 restructuring programs through March 31, 2001: (dollars in thousands)

                                               Restructuring     Paid Through    Unpaid Balance
                                                 Liability         March 31,         as of
Expense Category                             December 31, 2000       2001        March 31, 2001
----------------                             -----------------       ----        --------------
Employee severance and related costs                 $ 528            $ 131             $ 397
Lease termination costs                              2,379              161             2,218
                                                     -----              ---             -----
     Office relocation subtotal                      2,907              292             2,615
                                                     -----              ---             -----

Accrued internet contractual obligations               375               --               375
Internet lease termination costs                       434               25               409
                                                       ---               --               ---
     Internet services subtotal                        809               25               784
                                                       ---          -------               ---

Restructuring liability totals                    $  3,716          $   317            $3,399
                                                  ========          =======            ======

         As of March 31, 2001, approximately $3.4 million in accrued restructuring costs remain related to the Company's June, 2000 restructuring programs. This balance is comprised of $0.4 million in employee severance and related charges, $2.2 million in lease termination costs, $0.4 million related to amounts owed for software development and asset acquisitions related to capitalized Internet system and infrastructure assets, and $0.4 in internet lease termination charges. The remaining portion of the unpaid balance is expected to be paid by the end of June 2001, except for the Company's lease obligations at the vacated facilities in Milwaukee and Chicago and certain contractual severance obligations. Lease obligations will be paid by the end of 2003. The contractual severance obligations will be paid by December 2001.

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

                                                             MARCH 31, 2001  DECEMBER 31, 2000
                                                             --------------  -----------------
                                     Current assets..........  $ 133,951         $127,959
                                     Noncurrent assets.......    821,575          821,455
                                     Current liabilities.....     13,397           14,885
                                     Noncurrent liabilities..     22,845           20,032


                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                             MARCH 31, 2001   MARCH 31, 2000
                                                             --------------   --------------
                                       Net revenue...........   $ 43,967         $ 44,565
                                       Operating expenses....     34,870           49,668
                                       Net loss..............     (2,785)          (5,145)

6. EARNINGS PER SHARE

    The following table sets forth the computation of basic loss per share for the three month periods ended March 31, 2001 and 2000 (dollars in thousands, except per share data).

                                                                   THREE MONTHS ENDED
                                                                   ------------------
                                                          March 31, 2001     March 31, 2000
                                                          --------------     --------------
Numerator:
     Net income (loss)                                      $   614            $ (10,120)
     Preferred  stock dividends and accretion of
        discount                                             (4,089)              (3,528)
                                                            --------           ---------
     Numerator for basic earnings per share - income
        available for common stockholders                   $(3,475)           $ (13,648)

Denominator:
     Denominator for basic earnings per share -
        weighted average shares                              35,205               35,057
                                                            --------           ---------

     Basic and diluted loss per common share                $ (0.10)           $   (0.39)
                                                            ========           =========

    During fiscal 1998, 1999 and 2000 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At March 31, 2001 and 2000 there were options issued to purchase the following classes of common stock:

                                                               March 31,     March 31,
                                                                 2001          2000
                Options to purchase class A common stock.....  3,331,711    2,114,309
                Options to purchase class C common stock.....  3,001,380    3,001,380

    The Series B Preferred Stock was convertible into 472,884 Shares of Class B Common Stock at March 31, 2001. Earnings per share assuming dilution has not been presented as the effect of the options and the Series B Preferred Stock would be antidilutive for the three month periods ended March 31, 2001 and 2000.

7. COMMITMENTS AND CONTINGENCIES

    As of March 31, 2001 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $19.4 million in purchase price.

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

8. SUBSEQUENT EVENTS

    Subsequent to March 31, 2001 the Company completed the acquisition of 1 radio station for an aggregate purchase price of approximately $5.0 million. This transaction will be accounted for by the purchase method of accounting.


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

    The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. We currently own and operate 225 stations in 44 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 31 stations in 14 U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the seventh largest radio broadcasting company in the U.S. based on 2000 pro forma net revenues. We will own and operate a total of 226 radio stations (165 FM and 61
AM) in 46 U.S. markets upon consummation of our pending acquisitions.

ADVERTISING REVENUE AND BROADCAST CASH FLOW

    Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station's financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the three months ended March 31, 2001 and 2000. We will seek to continue to minimize our use of trade agreements.

    Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station's sales staff. During the three months ended March 31, 2001 and 2000 approximately 87% and 89%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Salisbury-Ocean City, Maryland and Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

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

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three months ended March 31, 2001 and 2000.

                                                                                      FOR THE THREE      FOR THE THREE
                                                                                       MONTHS ENDED       MONTHS ENDED
                                                                                      MARCH 31, 2001     MARCH 31, 2000
                                                                                      --------------     --------------
          STATEMENT OF OPERATIONS DATA:
          Net broadcast revenue.................................................        $ 44,588            $ 47,717
          Stations operating expenses
               excluding depreciation & amortization............................          35,412              42,303
          Depreciation and amortization.........................................          12,284               9,897
          LMA fees..............................................................           1,014               1,179
          Corporate expenses....................................................           3,834               4,684
              Operating (loss)..................................................          (7,956)            (10,346)
          Interest expense (net)................................................          (7,390)             (5,544)
          Other income, net                                                               16,248                   1
          Net income (loss)                                                                  614             (10,120)
          Net loss attributable to common stockholders..........................          (3,475)            (13,648)
          OTHER DATA:
          Broadcast cash flow (1)...............................................           9,176               5,414
          Broadcast cash flow margin............................................            20.6%               11.3%
          EBITDA (2)............................................................           5,342                 730

          Cash flows related to:
                Operating activities............................................           1,190              (9,769)
                Investing activities............................................          19,645             (62,595)
                Financing activities............................................              (5)             (3,536)

          Capital expenditures..................................................        $  1,282            $  4,799

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

(2) EBITDA consists of operating loss before depreciation, amortization, LMA fees and noncash stock compensation expense. Although EBITDA (before noncash stock compensation expense) is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA (before noncash stock compensation expense), is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THE THREE MONTHS ENDED MARCH 31, 2000.

    NET REVENUES. Net revenues decreased $3.1 million, or 6.6%, to $44.6 million for the three months ended March 31, 2001 from $47.7 million for the three months ended March 31, 2000. This decrease was primarily attributable to the disposition of radio stations during fiscal 2000 and the first quarter of 2001 and lower sales volume associated with the Company's implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets.

    In addition, on a same station basis, net revenue for the 167 stations in 32 markets operated for at least a full year decreased $0.6 million or 2.0% to $29.1 million for the three months ending March 31, 2001, compared to same station net revenues of $29.7 million for the three month period ending March 31, 2000. The decrease in same station net revenue was primarily attributable to lower market rates and sales volume associated with the current economic slowdown and tightening corporate advertising budgets.

    STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees decreased $6.9 million, or 16.3%, to $35.4 million for the three months ending March 31, 2001 from $42.3 million for the three months ending March 31, 2000. This decrease was primarily attributable to 1) a decrease in the station portfolio as a result of the disposition of radio stations during fiscal 2000 and 2001 and 2) expense reductions achieved as a result of improved management control of cost of sales and other operating expense saving initiatives. The provision for doubtful accounts was $1.0 million for the three months ended March 31, 2001 and was approximately the same during the three months ended March 31, 2000. As a percentage of net revenues, the provision for doubtful accounts increased by 0.1% to 2.1% for the three months ended March 31, 2001, as compared with 2.0% for the comparable period in the prior year. The nominal increase in the provision for doubtful accounts as a percentage of revenue was the result of management's review of the adequacy of its reserves based on historical write-off experience.

    On a same station basis, for the 167 stations in 32 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $3.2 million, or 11.9%, to $24.0 million for the three months ending March 31, 2001 compared to $27.3 million for the three months ending March 31, 2000. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.4 million, or 24.1%, to $12.3 million for the three month period ending March 31, 2001 compared to $9.9 million for the three month period ending March 31, 2000. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to the three months ended March 31, 2000 and a full quarter of depreciation and amortization on radio station acquisitions consummated during the three month period ended March 31, 2000, offset by a decrease in depreciation and amortization associated with station dispositions.

    LMA FEES. LMA fees decreased $0.2 million, or 14.0%, to $1.0 million for the three months ending March 31, 2001 from $1.2 million for the three months ending March 31, 2000. This decrease was primarily attributable to the purchase of stations subsequent to March 31, 2000 which were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses decreased $0.9 million, or 18.1%, to $3.8 million for the three months ending March 31, 2001 compared to $4.7 million for the three months ended March 31, 2000. Certain non-recurring reorganization, severance, travel and professional fee expenses incurred during the quarter ended March 31, 2000 primarily contributed to the increased corporate expenses in the prior year. The decrease in corporate general and administrative expense was also attributable to the successful consolidation of the Company's corporate offices, formerly located in Chicago, Illinois and Milwaukee, Wisconsin, to Atlanta, Georgia and the related cost savings associated with the elimination of duplicative corporate resources.

    OTHER EXPENSE (INCOME). Interest expense, net of interest income, increased by $1.8 million, or 33.3%, to $7.4 million for the three months ending March 31, 2001 compared to $5.5 million for the three months ended March 31, 2000. This increase was primarily attributable to lower cash reserves and related decreases in interest income earned.

    Other Income, net, increased to $16.2 million for the three months ended March 31, 2001 compared to $0.0 million in the prior year. This increase was primarily attributable to gains realized on the sale of assets as a result of the successful completion of the third and final phase of asset sales with Clear Channel Communications.

    INCOME TAXES. Income tax expense increased by $6.1 million, to $0.3 million for the three months ending March 31, 2001 compared to an income tax benefit of $5.8 million for the three months ended March 31, 2000. This increase was primarily attributable to deferred tax expense recognized on the gain on sale of stations incurred as a result of the completion of the third and final phase of asset sales with Clear Channel Communications.

    PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT. Preferred stock dividends and accretion of discount of preferred stock increased $0.6 million, or 15.9%, to $4.1 million for the three months ended March 31, 2001 compared to $3.5 million for the three months ended March 31, 2000. This increase was attributable to increased dividends resulting from increasing levels of the Company's Series A Preferred Stock and dividends associated with the Company's issuance of Series B Preferred Stock.

    NET LOSS ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock decreased $10.2 million, or 74.5%, to $3.5 million for the three months ended March 31, 2001 compared to $13.6 million for the three months ended March 31, 2000.

    BROADCAST CASH FLOW. As a result of the factors described above, Broadcast Cash Flow increased $3.8 million, or 69.5%, to $9.2 million for the three months ended March 31, 2001 compared to $5.4 million for the three months ended March 31, 2000.

    EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA increased $4.6 million, or 631.8%, to $5.3 million for the three months ended March 31, 2001 compared to $0.7 million for the three months ended March 31, 2000.

    INTANGIBLE ASSETS. Intangible assets, net of amortization, were $757.5 million and $763.0 million as of March 31, 2001 and December 31, 2000, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The decrease in intangible assets, net during the three months ended March 31, 2001 is attributable to dispositions during the quarter, less the net acquisitions in the asset exchange and sale transaction with Clear Channel. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company's financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company's operating strategies. During the three months ended March 31, 2001, the Company recognized an accounting gain of approximately $16.0 million as a result of the asset exchange and sale transaction with Clear Channel Communications. The Company also recognized similar gains in fiscal 2000. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company's strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company's present cash positions will be sufficient to meet our ordinary operating requirements for the foreseeable future. In order to fund the aggregate purchase price for all currently pending acquisitions, the Company expects that it will need to raise approximately $40.0 million prior to the end of the third quarter of 2001. The Company intends to raise this capital through additional debt financing or asset sales. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all.

    For the three months ended March 31, 2001, net cash provided by operating activities increased $11.0 million, or 112.2%, to $1.2 million from net cash used in operating activities of $9.8 million for the three months ended March 31, 2000. This increase was due primarily to a reduction in net cash utilized for working capital when compared to the three months ended March 31, 2000.

    For the three months ended March 31, 2001, net cash provided by investing activities increased $82.2 million, or 131.4%, to $19.6 million from net cash used in investing activities of $62.6 million for the three months ended March 31, 2000. This increase was due primarily to the completion of the third and final phase of the asset sales to Clear Channel Communications which generated approximately $36.2 million in proceeds to the Company during the three months ended March 31, 2001.

    For the three months ended March 31, 2001, net cash used in financing activities decreased $3.5 million, to $0.0 million compared to $3.5 million during the three months ended March 31, 2000. The net cash used during the prior year was primarily the result of the payment of cash dividends on the Company's Series A Preferred Stock. During the three months ended March 31, 2001, such dividends were paid in kind to holders of the stock.

    Historical Acquisitions. During the three months ended March 31, 2001, the Company completed 2 acquisitions across 2 markets having an aggregate purchase price of $105.7 million. Of the $105.7 million required to fund the acquisitions, $78.0 million was provided through the exchange of stations, $14.7 million was funded in cash and $13.0 million had been previously funded as escrow deposits on the pending acquisitions. An additional acquisition has been subsequently completed in May 2001 in 1 market for an aggregate purchase price of $5.0 million. The sources of funds for these acquisitions were primarily the proceeds from the completion of the third and final phase of asset sales to Clear Channel Communications.

    Pending Acquisitions. As of March 31, 2001, the Company was a party to various agreements to acquire stations across 15 markets. The aggregate purchase price of the Company's pending acquisitions is expected to be approximately $86.5 million. We intend to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon on the Company's ability to obtain additional equity and/or debt financing on favorable terms, if at all. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. We expect to consummate most of our pending acquisitions during the second quarter of 2001, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In two of the markets in which there are pending acquisitions (Columbus-Starkville, MS; and Columbus, GA), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

    Dispositions. On January 18, 2001, the Company completed substantially all of the third and final phase of an asset exchange and sale transaction with certain subsidiaries of Clear Channel Communications. Upon the closing, the Company transferred 44 stations in 8 markets in exchange for 4 stations in 1 market and approximately $36.2 million in cash. As of the close date, the Company also received approximately $2.7 million in proceeds previously withheld from the second phase of Clear Channel transactions.

    Sources of Liquidity. We financed our 2001 cash acquisitions primarily with the proceeds of asset sales and borrowings under our credit facility.

    Our senior credit facility provides for aggregate principal borrowings of $175.0 million and consists of a seven-year revolving credit facility of $50.0 million, an eight-year term loan facility of $75.0 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing (August 31, 1999), 10% of the initial aggregate principal amount in the fifth year following the closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following the closing. As of March 31, 2001 and April 30, 2001 $125.0 million was outstanding under the term loan facilities.

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

        Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 8.0% as of March 31, 2001), plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 5.09% as of March 31, 2001) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At March 31, 2001 the Company's effective interest rate on term loan amounts outstanding under the credit facility was 8.52%.

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

        The eight-year term loan borrowings are repayable in quarterly installments beginning in 2001. The scheduled annual amortization is $0.75 million for each of the third, fourth, fifth, sixth and seventh years following closing and $71.25 million in the eighth year following closing. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The amount available under the 7-year revolving credit facility will be automatically reduced in quarterly installments as described in the first paragraph above. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

        Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At March 31, 2001, the Company was in compliance with such financial and operating covenants.

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

    The Company's indenture and the certificates of designation for its preferred stock limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $150.0 million. As of March 31, 2001, we would be permitted, by the terms of the indenture and the certificate of designation, to incur approximately $25.0 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.

    We have issued $160.0 million in aggregate principal amount of our 10 3/8% senior subordinated notes which have a maturity date of July 1, 2008. The notes are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the notes is payable semi-annually in arrears.

    We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until March 31, 2001, we issued an additional $41.9 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. On October 1, 1999 we used $51.3 million of the proceeds of our July 1999 offering of our Class A Common Stock to redeem a portion of our Series A Preferred Stock, including a $ 6.0 million redemption premium and $ 1.5 million in accrued and unpaid dividends as of the redemption date.

    We issued 250 shares of our Series B Preferred Stock on October 2, 2000 for $2.5 million. The holders of the Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 12% of the liquidation preference per share of Series B Preferred Stock, payable quarterly, in arrears commencing on January 1, 2001. The Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Series B Preferred Stock. To date, all of the dividends on the Series B Preferred Stock have been paid in shares.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2001 approximately 43.8% of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by $0.3 million for the three months ending March 31, 2001. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 4.            Submission  of Matters to a Vote of  Security
                   Holders

                   Not applicable.

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits

         (a)       Not applicable

         (b)       Reports on Form 8-K


    On February 2, 2001 the Company filed a Current Report on Form 8-K disclosing certain financial information regarding certain of its acquisitions and dispositions.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CUMULUS MEDIA INC.

                              Date: May 15, 2001    By:  /s/  Martin  R. Gausvik
                                                    --------------------
                                                    Executive Vice President,
                                                    Treasurer and Chief
                                                    Financial Officer