Form 10-Q
period 2001-06-30
CUMULUS MEDIA INC
filed 2001-08-14
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of July 31, 2001, the registrant had outstanding 35,217,791 shares of common stock consisting of (i) 28,431,171 shares of Class A Common Stock; (ii) 4,479,343 shares of Class B Common Stock; and (iii) 2,307,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                      INDEX

        PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements.

                 Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

                 Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000

                 Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000

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

        Exhibit Index

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               CUMULUS MEDIA INC.
                           CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except for share and per share data)

                                                                                        (UNAUDITED)
                                                                                         June 30,       December 31,
                                                                                           2001             2000
                                                                                           ----             ----

             Assets
             Current assets:
                Cash and cash equivalents.........................................        $  8,602         $ 10,979
                Accounts receivable, less allowance for doubtful accounts
                   of $3,288 and $17,348 respectively.............................          41,627           43,498
                Prepaid expenses and other current assets.........................          11,313            9,536
                                                                                          --------         --------
                     Total current assets.........................................          61,542           64,013
             Property and equipment, net..........................................          87,269           79,829
             Intangible assets, net...............................................         818,010          762,996
             Other assets.........................................................          27,791           48,097
                                                                                          --------         --------
                      Total assets................................................        $994,612         $954,935
                                                                                          ========         ========
             Liabilities and Stockholders' Equity
             Current liabilities:

                Accounts payable and accrued expenses.............................        $ 59,008         $ 45,858
                Current portion of long-term debt.................................             583              208
                Other current liabilities.........................................             626              679
                                                                                          --------         --------
                     Total current liabilities....................................          60,217           46,745
             Long-term debt.......................................................         324,634          285,020
             Other liabilities....................................................           1,551            1,924
             Deferred income taxes................................................          27,930           29,666
                                                                                          --------         --------
                     Total liabilities............................................         414,332          363,355
                                                                                          --------         --------
             Series A Cumulative Exchangeable Redeemable Preferred Stock
                due 2009, stated value $1,000 per share, 121,544 and 113,643 shares
                issued and outstanding, respectively                                       125,722          117,530
                                                                                          --------         --------
             Series B Cumulative Exchangeable Redeemable Preferred Stock due
                2009, stated value $10,000 per share, 265 and 250 shares
                issued and outstanding, respectively                                         2,363            2,178
                                                                                          --------         --------
                   Commitments and contingencies (Note 8)
             Stockholders' equity:
                Class A common stock, par value $.01 per share; 50,000,000 shares authorized; 28,429,421 and 28,378,976 shares issued and
                   outstanding....................................................             284              284
                Class B common stock, convertible, par value $.01 per share;
                   20,000,000 shares authorized; 4,479,343 and 4,479,343 shares
                   issued and outstanding.........................................              45               45
                Class C common stock, convertible, par value $.01 per share;
                   30,000,000 shares authorized; 2,307,277 and 2,307,277 shares
                   issued and outstanding.........................................              23               23
                Additional paid-in-capital........................................         504,062          512,284
                 Loan to officers.................................................          (9,984)          (9,984)
                Accumulated deficit...............................................         (42,235)         (30,780)
                                                                                          --------         ---------
                     Total stockholders' equity...................................         452,195          471,872
                                                                                          --------         --------
                     Total liabilities and stockholders' equity...................        $994,612         $954,935
                                                                                          ========         ========



           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except for share and per share data)

                                                                                      (UNAUDITED)

                                                         THREE MONTHS       THREE MONTHS       SIX MONTHS         SIX MONTHS
                                                              ENDED              ENDED             ENDED              ENDED
                                                          JUNE 30, 2001      JUNE 30, 2000     JUNE 30, 2001      JUNE 30, 2000

     Revenues................................               $ 60,966           $ 68,095          $109,931           $119,950
     Less: agency commissions................                 (5,894)            (5,468)          (10,271)            (9,606)
                                                            --------           --------          --------           --------
             Net revenues....................                 55,072             62,627            99,660            110,344
     Operating expenses:
      Station operating expenses, excluding
       depreciation, amortization and LMA fees (including
       provision for doubtful accounts of $1,698, $1,190,
       $2,649 and $2,169 respectively)                        36,719             46,186            72,131             88,489
      Depreciation and amortization.........                  12,081             10,408            24,365             20,304
      LMA fees..............................                   1,154              1,663             2,168              2,842
     Corporate general and administrative....                  3,669              4,014             7,503              8,698
     Restructuring and other charges.........                    (33)             9,296               (33)             9,296
                                                            ---------          --------          ---------          --------
            Total operating expenses.........                 53,590             71,567           106,134            129,629
                                                            --------           --------          --------           --------
            Operating income (loss)..........                  1,482             (8,940)           (6,474)           (19,285)
                                                            --------           --------          --------           --------
     Nonoperating income (expense):
        Interest expense.....................                 (7,754)            (7,779)          (15,721)           (15,415)
        Interest income......................                  1,121              2,521             1,698              4,613
        Other income (expense), net..........                 (8,850)               (13)            7,398                (12)
                                                            ---------          ---------         --------           ---------
            Total nonoperating expenses, net.                (15,483)            (5,271)           (6,625)           (10,814)
                                                            ---------          ---------         ---------          ---------
            Loss before income taxes.........                (14,001)           (14,211)          (13,099)           (30,099)
     Income tax benefit                                        1,932              5,128             1,644             10,897
                                                            --------           --------          --------           --------
            Net loss.........................                (12,069)            (9,083)          (11,455)           (19,202)
     Preferred stock dividends, deemed dividends and
       accretion of discount........................           4,387              3,642             8,476              7,173
                                                            --------           --------          --------           --------
            Net loss attributable to common
               stockholders.........................        $(16,456)          $(12,725)         $(19,931)          $(26,375)
                                                            ========           ========          ========           ========
     Basic and diluted loss per common share.               $  (0.47)          $  (0.36)        $   (0.57)         $   (0.75)
                                                            ---------          ---------         ---------          ---------
     Weighted average common shares outstanding           35,215,048         35,165,596        35,210,236         35,111,407
                                                           ==========         ==========        ==========         ==========

           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                 (UNAUDITED)
                                                                                         SIX MONTHS         SIX MONTHS
                                                                                            ENDED              ENDED
                                                                                        JUNE 30, 2001      JUNE 30, 2000
         Cash flows from operating activities:

         Net loss..........................................................               $(11,455)          $(19,202)
         Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
               Depreciation................................................                  7,274              6,250
               Amortization of goodwill, intangible assets and other assets                 18,145             14,924
               Provision for doubtful accounts.............................                  2,649              2,169
               Gain on sale of stations....................................                (16,304)                --
               Deferred taxes..............................................                 (1,644)           (10,897)
               Asset write-down for restructuring and other charges........                     --              4,530
         Changes in assets and liabilities, net of effects of acquisitions:

            Accounts receivable............................................                    633             (9,987)
            Prepaid expenses and other current assets......................                  5,662                203
            Accounts payable and accrued expenses..........................                  3,741              3,092
            Other assets...................................................                 (1,571)            (2,629)
            Other liabilities..............................................                   (225)              (261)
                                                                                          --------           --------
               Net cash provided by (used in) operating activities.........                  6,905            (11,808)
                                                                                          --------           ---------
         Cash flows from investing activities:
            Acquisitions...................................................                (81,251)           (34,561)
            Dispositions...................................................                 38,186                 --
            Escrow deposits on pending acquisitions........................                   (827)           (86,160)
            Capital expenditures...........................................                 (4,021)            (7,431)
            Other..........................................................                   (673)            (2,313)
                                                                                          --------           --------
                 Net cash (used in) investing activities...................                (48,586)          (130,465)
                                                                                          ---------          ---------
         Cash flows from financing activities:
            Proceeds from revolving line of credit.........................                 42,500                 --
            Payments on revolving line of credit...........................                 (2,500)                --
            Payments for debt issuance costs...............................                   (686)               (58)
            Payments on promissory notes...................................                    (11)               (10)
            Payment of dividend on Series A Preferred Stock................                     --             (3,530)
            Proceeds from issuance of common stock.........................                      1                 --
                                                                                          --------           --------
               Net cash provided by (used in) financing activities.........                 39,304             (3,598)
                                                                                          --------           ---------
         Decrease in cash and cash  equivalents............................                 (2,377)          (145,871)
         Cash and cash equivalents at beginning of period..................               $ 10,979           $219,581
         Cash and cash equivalents at end of period........................               $  8,602           $ 73,710
         Non-cash operating and financing activities:
            Trade revenue..................................................               $  6,139           $  6,068
            Trade expense..................................................                  5,905              6,058
            Assets acquired through notes payable..........................                     --                129
            Preferred stock dividends paid in kind, deemed dividends and
               accretion of discount.......................................                  8,476              7,173

           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL DATA

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2001.

     Certain 2000 balances have been reclassified to conform to the 2001 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and, intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     Finally, any unamortized negative goodwill (and equity-method negative goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

3. ACQUISITIONS:

    During the quarter ended June 30, 2001, the Company completed acquisitions of 19 radio stations for $77.1 million in purchase price. Of the $77.1 million required to fund the acquisitions, $1.0 million was provided through the exchange of stations, $66.9 million was funded in cash and $9.2 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to the asset exchange and sales transaction described below.

    All of the Company's acquisitions were accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition. The accompanying consolidated statements of operations include the results of operations of the divested entities through the date of disposition.

    An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below (dollars in thousands).


                         Property and equipment.....   $  5,592
                         Intangible assets..........     71,504
                                                         ------
                                                       $ 77,096
                                                       ========

NEXT MEDIA ASSET EXCHANGE

    On May 2, 2001, the Company completed an asset exchange and sale with Next Media Group and certain of its subsidiaries. Upon the closing, the Company transferred two stations in Jacksonville, North Carolina for one station in Myrtle Beach, South Carolina and approximately $2.0 million in cash. In connection with the transaction, the Company recorded a $0.4 million gain on sale during the three months ended June 30, 2001.

PRO FORMA

    The unaudited consolidated condensed pro forma results of operations data for the three and six months ended June 30, 2001 and 2000, as if all acquisitions and dispositions completed during 2000 and during the first and second quarter of 2001 occurred at January 1, 2000, follow (dollars in thousands, except per share data):

                                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,  JUNE 30,     JUNE 30,   JUNE 30,
                                                          2001      2000        2001        2000

             Net revenues..................................$54,584    $56,885    $98,483   $101,878
             Operating income (loss).........................2,780     (8,902)    (5,349)   (19,528)
             Net loss.......................................(8,065)   (15,191)   (17,936)   (26,585)
             Net loss attributable to common stockholders..(12,321)   (19,447)   (26,280)   (34,929)
                                                           =======    =======    =======    =======
             Basic and diluted loss per common share...... $ (0.35)  $  (0.55)  $  (0.75)  $  (0.99)

    Escrow funds of approximately $10.5 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at June 30, 2001 in the accompanying consolidated balance sheet.

    At June 30, 2001 the Company operated 16 stations under local marketing agreements ("LMA"). The statement of operations for the three and six months ended June 30, 2001 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or June 30, 2001.

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

The following table depicts the amounts associated with and activity related to the June 2000 restructuring programs through June 30, 2001: (dollars in thousands)

                                               Restructuring     Paid Through    Unpaid Balance
                                                 Liability         June 30,           as of
Expense Category                             December 31, 2000       2001         June 30, 2001
----------------                             -----------------       ----         -------------

Employee severance and related costs                 $ 528            $ 347             $ 181
Lease termination costs                              2,379              284             2,095
                                                     -----              ---             -----
     Office relocation subtotal                      2,907              631             2,276
                                                     -----              ---             -----

Accrued internet contractual obligations               375               --               375
Internet lease termination costs                       434               39               395
                                                       ---               --               ---
     Internet services subtotal                        809               39               770
                                                       ---               --               ---

Restructure liability totals                      $  3,716          $  670            $ 3,046
                                                  ========          =======           =======

         As of June 30, 2001, approximately $3.0 million in accrued restructuring costs remain related to the Company's June, 2000 restructuring programs. This balance is comprised of $0.2 million in employee severance and related charges, $2.1 million in lease termination costs, $0.4 million related to amounts owed for software development and asset acquisitions related to capitalized Internet system and infrastructure assets, and $0.4 in internet lease termination charges. As of June 30, 2001, the Company's restructuring programs were completed. The remaining portion of the unpaid balance, representing lease obligations, certain contractual severance obligations and various contractual obligations for services related to the internet business will be paid consistent with the contracted terms.

5.       LONG-TERM DEBT

     The Company's long-term debt consists of the following at June 30, 2001 and December 31, 2000 (dollars in thousands):

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2001              2000
                                                                                 ----              ----

                 Term loan facility at 7.19% and 10.07%, respectively         125,000           $125,000
                 Revolving credit facility at 6.63%                            40,000                 --
                 Senior Subordinated Notes, 10 3/8%, due 2008                 160,000            160,000
                 Other                                                            217                228
                                                                              --------           --------
                                                                              325,217            285,228
                 Less:  Current portion of long-term debt                        (583)              (208)
                                                                              --------           --------
                                                                             $324,634           $285,020
                                                                              ========           ========

    Our senior credit facility provides for aggregate principal borrowings of $175.0 million and consists of a seven-year revolving credit facility of $50.0 million, an eight-year term loan facility of $75.0 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing (August 31, 1999), 10% of the initial aggregate principal amount in the fifth year following the closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following the closing. As of June 30, 2001 and July 31, 2001 $165.0 million and $169.0 million was outstanding, respectively, under our senior credit facility.

    On May 11, 2001, the Company and its lenders under the Credit Facility entered into the Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the "Fourth Amendment"). The Fourth Amendment modified certain financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio and the consolidated interest coverage ratio. In consideration for entering into the Fourth Amendment, the Company agreed to pay the administrative agent a fee in the amount of $0.5 million, 50% of which was paid as of the effective date of the amendment. The remaining portion of the administrative agent fee will be paid prior to December 31, 2001. The Company also paid the lenders a fee in the amount of $0.4 million.

    On May 21, 2001, the Company borrowed $40.0 million under its seven-year $50 million revolving credit facility. Proceeds from this borrowing were used to purchase stations during the quarter and to satisfy operating cash needs.

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

        Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 6.75% as of June 30, 2001), plus a margin ranging between 0.75% to 2.50%, or the Eurodollar Rate (as defined under the terms of the credit facility, 3.76% as of June 30, 2001) plus a margin ranging between 1.75% to 3.50% (in each case dependent upon the leverage ratio of the Company). At June 30, 2001 the Company's effective interest rate on term loan and revolving loan amounts outstanding under the credit facility was 7.05%.

        A commitment fee calculated at a rate ranging from 0.375% to 0.75% per annum (depending upon the Company's utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility also will be payable quarterly in arrears. In addition, a fronting fee of 0.125% per annum is payable quarterly in arrears to the issuing bank.

        The eight-year term loan borrowings are repayable in quarterly installments beginning in December 2001. The scheduled annual amortization is $0.75 million for each of the third, fourth, fifth, sixth and seventh years following closing and $71.25 million in the eighth year following closing. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The amount available under the 7-year revolving credit facility will be automatically reduced in quarterly installments as described in the first paragraph above. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

        Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At June 30, 2001, the Company was in compliance with such financial and operating covenants.

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

    As defined by the indenture and the certificates of designation governing the Senior Subordinated Notes and Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, respectively, the amount we may borrow under the senior credit facility is limited to $175.0 million as of June 30, 2001. As of June 30, 2001, we would be permitted to incur approximately $10.0 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.

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

                                            JUNE 30, 2001  DECEMBER 31, 2000

                   Current assets..........  $ 154,296         $127,959
                   Noncurrent assets.......    883,942          821,455
                   Current liabilities.....     15,288           14,885
                   Noncurrent liabilities..     19,874           20,032


                                           THREE MONTHS   THREE MONTHS      SIX MONTHS         SIX MONTHS
                                              ENDED            ENDED           ENDED              ENDED
                                            JUNE 30, 2001  JUNE 30, 2000   JUNE 30, 2001      JUNE 30, 2000

                   Net revenue........       $  54,830       $  62,051        $  98,797          $ 109,282
                   Operating expenses.          36,356          44,602           71,226             86,165
                   Net income (loss)..           4,750           3,432            1,129                345



7. EARNINGS PER SHARE

    The following table sets forth the computation of basic loss per share for the three and six month periods ended June 30, 2001 and 2000 (dollars in thousands, except per share data).

                                                 THREE MONTHS     THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                     ENDED           ENDED           ENDED            ENDED
                                                 JUNE 30, 2001    JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                 -------------    -------------   -------------   -------------

Numerator:
     Net loss                                        $(12,069)         $(9,083)      $(11,455)       $(19,202)
     Preferred stock dividends and accretion
       of discount                                     (4,387)          (3,642)       (8,476)          (7,173)
                                                     --------         --------       --------        --------
     Numerator for basic earnings per share-
       net loss attributable to
       common stockholders                           $(16,456)        $(12,725)      $(19,931)       $(26,375)


Denominator:
     Denominator for basic earnings per share
       - weighted average common shares                35,215           35,166         35,210          35,111
                                                     --------         --------       --------        --------

     Basic and diluted loss per common share         $  (0.47)        $  (0.36)      $  (0.57)      $  (0..75)
                                                     =========        =========      =========      ==========



    During fiscal 1998, 1999, 2000 and 2001 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At June 30, 2001 and 2000 there were options issued to purchase the following classes of common stock:

                                                     June 30,     June 30,
                                                       2001         2000

           Options to purchase class A common stock  4,947,711    2,114,309
           Options to purchase class C common stock  3,001,380    3,001,380

    The Series B Preferred Stock was convertible into 217,928 Shares of Class B Common Stock at June 30, 2001. Earnings per share assuming dilution has not been presented as the effect of the options and the Series B Preferred Stock would be antidilutive for the three and six month periods ended June 30, 2001 and 2000.

8. COMMITMENTS AND CONTINGENCIES

    As of June 30, 2001 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. We intend to finance the pending acquisitions with cash on hand, the proceeds from pending asset divestitures, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing beyond cash reserves. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $10.5 million in purchase price.

     The Company had been named as a defendant in the following eleven class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al.; (8) Krim v. Cumulus Media Inc., et al.; (9) Baldwin v. Cumulus Media, Inc., et al.; (10) Pabian v. Weening, et al.; and (11) Demers v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, had also been named as defendants. On December 8, 2000, plaintiffs served a Second Amended Consolidated Class Action Complaint, which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seeks unspecified damages. In June 2001, the

Company reached an agreement in principle to settle the lawsuits. Pursuant to the terms of the agreement, which is subject to negotiation of a final Stipulation of Settlement and court approval, the lawsuits will be dismissed in exchange for $13.0 million in cash and 240,000 shares of common stock. Of the cash portion of the settlement, $7.3 million will be provided by the Company's preexisting insurance. The balance of the cash portion is expected to be paid from cash from operations and proceeds from borrowings under Company's senior credit facility. A settlement liability of $16.3 million and related insurance claim receivable of $7.3 million have been included in accrued expenses and other current assets, respectively, in the accompanying balance sheet as of June 30, 2001. During the quarter ended June 30, 2001, the Company has recorded a $9.0 million settlement charge which is included as a component of Other Income(Expense) in the accompanying statements of operations. As the settlement is contingent upon document negotiation and court approval, the Company has initially measured the stock issuance portion of the settlement, based on the closing stock price as of June 30, 2001 to be $3.3 million. In future periods, the Company will remeasure the stock issuance portion of the liability and adjust the expense until such time as the liability becomes fixed.

    The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

9. SUBSEQUENT EVENTS

    Subsequent to June 30, 2001 the Company completed the acquisition of 2 radio stations for an aggregate purchase price of approximately $3.0 million. This transaction will be accounted for by the purchase method of accounting.

    In July 2001, the Company borrowed $4.0 million under its seven-year revolving credit facility. Proceeds from this borrowing were used to satisfy operating cash needs.

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

    The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. We currently own and operate 210 stations in 45 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 16 stations in 7 U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the eleventh largest radio broadcasting company in the U.S. based on 2000 pro forma net revenues. We will own and operate a total of 226 radio stations (165 FM and 61 AM) in 45 U.S. markets upon consummation of our pending acquisitions and dispositions.

ADVERTISING REVENUE AND BROADCAST CASH FLOW

    Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station's financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. During the six months ended June 30, 2001 and 2000, our use of trade agreements accounted for 6.2% and 5.5% of net revenues, respectively. We will seek to continue to minimize our use of trade agreements.

    Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station's sales staff. During the six months ended June 30, 2001 and 2000 approximately 87% and 89%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the second and fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

    Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Station operating expenses are comprised of employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income (loss) before depreciation and amortization, LMA fees, corporate general and administrative expenses and restructuring and other charges. EBITDA consists of operating income (loss) before depreciation and amortization, LMA fees and restructuring and other charges. Broadcast cash flow and EBITDA, as defined by us, may not be comparable to similarly titled measures used by other companies. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful to an investor in evaluating us because they are measures widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. The Company's results from operations from period to period are not historically comparable due to the impact of the various acquisitions and dispositions that the Company has completed.

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three and six months ended June 30, 2001 and 2000.

                                                    FOR THE THREE       FOR THE THREE        FOR THE SIX         FOR THE SIX
                                                    MONTHS ENDED        MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                    JUNE 30, 2001       JUNE 30, 2000       JUNE 30, 2001       JUNE 30, 2000
                                                 ------------------  ------------------  ------------------  ----------------
      STATEMENT OF OPERATIONS DATA:
      Net broadcast revenue...................        $ 55,072            $ 62,627            $ 99,660            $110,344
      Stations operating expenses
        excluding depreciation & amortization.          36,719              46,186              72,131              88,489

      Depreciation and amortization...........          12,081              10,408              24,365              20,304
      LMA fees................................           1,154               1,663               2,168               2,842
      Corporate expenses......................           3,669               4,014               7,503               8,698
      Restructuring and other charges.........             (33)              9,296                 (33)              9,296
            Operating (loss)..................           1,482              (8,940)             (6,474)            (19,285)
      Interest expense (net)..................          (6,633)             (5,258)            (14,023)            (10,802)
      Other income (expense), net                       (8,850)                (13)              7,398                 (12)
      Net income (loss)                                (12,069)             (9,083)            (11,455)            (19,202)
      Net loss attributable to common                  (16,456)            (12,725)            (19,931)            (26,375)
        stockholders..........................
      OTHER DATA:
      Broadcast cash flow(1)..................          18,353              16,441              27,529              21,855
      Broadcast cash flow margin..............            33.3%               26.3%               27.6%               19.8%
      EBITDA(2)...............................          14,684              12,427              20,026              13,157

      Cash flows related to:
              Operating activities............                                                   6,905             (11,808)
              Investing activities............                                                 (48,586)           (130,465)
              Financing activities............                                                  39,304              (3,598)

      Capital expenditures....................                                                $  4,021            $  7,431

(1) Broadcast cash flow consists of operating loss before depreciation, amortization, corporate expenses, LMA fees and restructuring and other charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2) EBITDA consists of operating loss before depreciation, amortization, LMA fees, and restructuring and other charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

THREE MONTHS ENDED JUNE 30, 2001 VERSUS THE THREE MONTHS ENDED JUNE 30, 2000.

    NET REVENUES. Net revenues decreased $7.6 million, or 12.1%, to $55.1 million for the three months ended June 30, 2001 from $62.6 million for the three months ended June 30, 2000. This decrease was primarily attributable to the disposition of radio stations during fiscal 2000 and the first quarter of 2001 ($5.7 million), lower sales volume associated with the Company's implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets ($1.9 million), which has impacted the entire broadcast industry.

    In addition, on a same station basis, net revenue for the 167 stations in 32 markets operated for at least a full year decreased $1.7 million or 4.4% to $35.9 million for the three months ended June 30, 2001, compared to same station net revenues of $37.5 million for the three month period ended June 30, 2000. The decrease in same station net revenue was primarily attributable to lower sales volume associated with the Company's implementation of stringent credit and collection policies and the current economic slowdown and tightening corporate advertising budgets, which has impacted the entire broadcast industry.

    STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees decreased $9.5 million, or 20.5%, to $36.7 million for the three months ended June 30, 2001 from $46.2 million for the three months ended June 30, 2000. This decrease was primarily attributable to 1) a decrease in the station portfolio as a result of the disposition of radio stations during fiscal 2000 and 2001 ($4.1 million) and 2) expense reductions achieved as a result of improved management control of cost of sales and other operating expense saving initiatives ($5.4 million). The provision for doubtful accounts was $1.7 million for the three months ended June 30, 2001 as compared to $1.2 million during the three months ended June 30, 2000. As a percentage of net revenues, the provision for doubtful accounts increased by 1.1% to 3.0% for the three months ended June 30, 2001, as compared with 1.9% for the comparable period in the prior year. The nominal increase in the provision for doubtful accounts as a percentage of revenue was the result of management's review of the adequacy of its reserves based on historical write-off experience.

    On a same station basis, for the 167 stations in 32 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $4.1 million, or 14.3%, to $24.4 million for the three months ended June 30, 2001 compared to $28.5 million for the three months ended June 30, 2000. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.7 million, or 16.1%, to $12.1 million for the three months ended June 30, 2001 compared to $10.4 million for the three months ended June 30, 2000. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to the three months ended June 30, 2000 and a full quarter of depreciation and amortization on radio station acquisitions consummated during the three month period ended June 30, 2000, offset by a decrease in depreciation and amortization associated with station dispositions.

    LMA FEES. LMA fees decreased $0.5 million, or 30.6%, to $1.2 million for the three months ended June 30, 2001 from $1.7 million for the three months ended June 30, 2000. This decrease was primarily attributable to the purchase of stations subsequent to June 30, 2000 which were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses decreased $0.3 million, or 8.6%, to $3.7 million for the three months ended June 30, 2001 compared to $4.0 million for the three months ended June 30, 2000. Certain reorganization, severance, travel and professional fee expenses incurred during the quarter ended June 30, 2000 contributed to the increased corporate expenses in the prior year. The decrease in corporate general and administrative expense was also attributable to the successful consolidation of the Company's corporate offices, formerly located in Chicago, Illinois and Milwaukee, Wisconsin, to Atlanta, Georgia and the related cost savings associated with the elimination of duplicative corporate resources.

    OTHER EXPENSE (INCOME). Interest expense, net of interest income, increased by $1.4 million, or 26.2%, to $6.6 million for the three months ended June 30, 2001 compared to $5.3 million for the three months ended June 30, 2000. This increase was primarily attributable to lower cash reserves and related decreases in interest income earned. The increase in the Company's debt levels under its senior credit facility ($165.0 million as of June 30, 2001 versus $125.0 million as of June 30, 2000) did not materially increase interest expense during the comparable periods due to decreasing interest rates on the respective outstanding debt amounts (7.19% effective interest rate as of June 30, 2001 versus 9.77% as of June 30, 2000).

    Other Expense, net, increased to $8.9 million for the three months ended June 30, 2001 compared to $0.0 million in the prior year. This increase was primarily attributable to a $9.0 million charge recorded by the Company in connection with a proposed settlement of certain class action lawsuits, offset by gains realized on the sale of assets during the quarter ($0.1 million).

    INCOME TAXES. Income tax benefit decreased by $3.2 million, to $1.9 million for the three months ended June 30, 2001 compared to an income tax benefit of $5.1 million for the three months ended June 30, 2000. This decrease was primarily attributable to a $15.0 million book versus tax gain difference related to the sale of certain assets in January of 2001. This difference yielded a lower projected effective tax rate in the current year versus the prior year.

    PREFERRED STOCK DIVIDENDS, DEEMED DIVIDENDS AND ACCRETION OF DISCOUNT. Preferred stock dividends and accretion of discount of preferred stock increased $0.7 million, or 20.5%, to $4.4 million for the three months ended June 30, 2001 compared to $3.6 million for the three months ended June 30, 2000. This increase was primarily attributable to increased dividends resulting from increasing levels of the Company's Series A Preferred Stock and dividends associated with the Company's issuance of Series B Preferred Stock. The fair value of common stock purchase warrants was also recognized during the quarter ended June 30, 2001 as a deemed dividend on the Series B Preferred Stock, increasing the net loss attributable to commons stockholders' by $0.1 million.

    NET LOSS ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock increased $3.7 million, or 29.3%, to $16.5 million for the three months ended June 30, 2001 compared to $12.7 million for the three months ended June 30, 2000.

    BROADCAST CASH FLOW. As a result of the factors described above, Broadcast Cash Flow, consisting of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and other charges, increased $1.9 million, or 11.6%, to $18.4 million for the three months ended June 30, 2001 compared to $16.4 million for the three months ended June 30, 2000. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

    EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA, consisting of operating income (loss) before depreciation, amortization, LMA fees and restructuring and other charges, increased $2.3 million, or 18.2%, to $14.7 million for the three months ended June 30, 2001 compared to $12.4 million for the three months ended June 30, 2000. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income
(loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

SIX MONTHS ENDED JUNE 30, 2001 VERSUS THE SIX MONTHS ENDED JUNE 30, 2000.

    NET REVENUES. Net revenues decreased $10.7 million, or 9.7%, to $99.7 million for the six months ended June 30, 2001 from $110.3 million for the six months ended June 30, 2000. This decrease was primarily attributable to the disposition of radio stations during fiscal 2000 and the first quarter of 2001 ($8.0 million), lower sales volume associated with the Company's implementation of stringent credit and collections policies, and the current economic slowdown and tightening corporate advertising budgets ($2.7 million), which has impacted the entire broadcast industry.

    In addition, on a same station basis, net revenue for the 167 stations in 32 markets operated for at least a full year decreased $2.3 million or 3.3% to $64.9 million for the six months ended June 30, 2001, compared to same station net revenues of $67.2 million for the six months ended June 30, 2000. The decrease in same station net revenue was primarily attributable to lower sales volume associated with the Company's implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets, which has impacted the entire broadcast industry.

    STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees decreased $16.4 million, or 18.5%, to $72.1 million for the six months ended June 30, 2001 from $88.5 million for the six months ended June 30, 2000. This decrease was primarily attributable to 1) a decrease in the station portfolio as a result of the disposition of radio stations during fiscal 2000 and 2001 ($7.8 million) and 2) expense reductions achieved as a result of improved management control of cost of sales and other operating expense saving initiatives ($8.6 million). The provision for doubtful accounts was $2.6 million for the six months ended June 30, 2001 compared to $2.2 million during the six months ended June 30, 2000. As a percentage of net revenues, the provision for doubtful accounts increased by 0.7% to 2.7% for the six months ended June 30, 2001, as compared with 2.0% for the comparable period in the prior year. The nominal increase in the provision for doubtful accounts as a percentage of revenue was the result of management's review of the adequacy of its reserves based on historical write-off experience.

    On a same station basis, for the 167 stations in 32 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $7.3 million, or 13.1%, to $48.5 million for the six months ended June 30, 2001 compared to $55.8 million for the six months ended June 30, 2000. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $4.1 million, or 20.0%, to $24.4 million for the six months ended June 30, 2001 compared to $20.3 million for the six months ended June 30, 2000. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to the six months ended June 30, 2000 and a full quarter of depreciation and amortization on radio station acquisitions consummated during the six months ended June 30, 2000, offset by a decrease in depreciation and amortization associated with station dispositions.

    LMA FEES. LMA fees decreased $0.7 million, or 23.7%, to $2.2 million for the six months ended June 30, 2001 from $2.8 million for the six months ended June 30, 2000. This decrease was primarily attributable to the purchase of stations subsequent to June 30, 2000 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

    CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses decreased $1.2 million, or 13.7%, to $7.5 million for the six months ended June 30, 2001 compared to $8.7 million for the six months ended June 30, 2000. Certain reorganization, severance, travel and professional fee expenses incurred during the six months ended June 30, 2000 contributed to the increased corporate expenses in the prior year. The decrease in corporate general and administrative expense was also attributable to the successful consolidation of the Company's corporate offices, formerly located in

Chicago, Illinois and Milwaukee, Wisconsin, to Atlanta, Georgia and the related cost savings associated with the elimination of duplicative corporate resources.

    OTHER EXPENSE (INCOME). Interest expense, net of interest income, increased by $3.2 million, or 29.8%, to $14.0 million for the six months ended June 30, 2001 compared to $10.8 million for the six months ended June 30, 2000. This increase was primarily attributable to lower cash reserves and related decreases in interest income earned. The increase in the Company's debt levels under its senior credit facility ($165.0 million as of June 30, 2001 versus $125.0 million as of June 30, 2000) did not materially increase interest expense during the comparable periods due to decreasing interest rates on the respective outstanding debt amounts (7.19% effective interest rate as of June 30, 2001 versus 9.77% as of June 30, 2000).

    Other Income, net, increased to $7.4 million for the six months ended June 30, 2001 compared to $0.0 million in the prior year. This increase was primarily attributable to gains realized on the sale of assets ($16.4 million), including gains realized as a result of the successful completion of the third and final phase of asset sales with Clear Channel Communications, offset by a charge recorded by the Company in connection with the settlement of certain class action lawsuits ($9.0 million).

    INCOME TAXES. Income tax benefit decreased by $9.3 million, to $1.6 million for the six months ended June 30, 2001 compared to an income tax benefit of $10.9 million for the six months ended June 30, 2000. This decrease was primarily attributable to a lower loss before income taxes along with a $15.0 million book versus tax gain difference on asset sold in January 2001. The book versus tax gain difference yielded a significantly lower projected effective tax rate for the current year.

    PREFERRED STOCK DIVIDENDS, DEEMED DIVIDENDS AND ACCRETION OF DISCOUNT. Preferred stock dividends and accretion of discount of preferred stock increased $1.3 million, or 18.2%, to $8.5 million for the six months ended June 30, 2001 compared to $7.2 million for the six months ended June 30, 2000. This increase was attributable to increased dividends resulting from increasing levels of the Company's Series A Preferred Stock and dividends associated with the Company's issuance of Series B Preferred Stock. The fair value of common stock purchase warrants was also recognized in the second quarter of 2001 as a deemed dividend on the Series B Preferred Stock, increasing the net loss attributable to common stockholders' by $0.1 million.

    NET LOSS ATTRIBUTABLE TO COMMON STOCK. As a result of the factors described above, net loss attributable to common stock decreased $6.4 million, or 24.4%, to $19.9 million for the six months ended June 30, 2001 compared to $26.4 million for the six months ended June 30, 2000.

    BROADCAST CASH FLOW. As a result of the factors described above, Broadcast Cash Flow, consisting of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and other charges, increased $5.7 million, or 26.0%, to $27.5 million for the six months ended June 30, 2001 compared to $21.9 million for the six months ended June 30, 2000. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

    EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA, consisting of operating income (loss) before depreciation, amortization, LMA fees and restructuring and other charges, increased $6.9 million, or 52.2%, to $20.0 million for the six months ended June 30, 2001 compared to $13.2 million for the six months ended June 30, 2000. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

    INTANGIBLE ASSETS. Intangible assets, net of amortization, were $818.0 million and $763.0 million as of June 30, 2001 and December 31, 2000, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the six months ended June 30, 2001 is attributable to acquisitions during the six month period, less the net dispositions in the asset exchange and sale transaction with Clear Channel. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company's financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company's operating strategies. During the six months ended June 30, 2001, the Company recognized an accounting gain of approximately $16.0 million as a result of the asset exchange and sale transaction with Clear Channel Communications. The Company also recognized similar gains in fiscal 2000. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company's strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements, and cash flows from operations. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company's present cash positions will be sufficient to meet our future capital needs including the funding of pending acquisitions, debt service and operations.

    For the six months ended June 30, 2001, net cash provided by operating activities increased $18.7 million, or 158.5%, to $6.9 million from net cash used in operating activities of $11.8 million for the six months ended June 30, 2000. This increase was due primarily to a reduction in net cash utilized for working capital when compared to the six months ended June 30, 2000.

    For the six months ended June 30, 2001, net cash used in investing activities decreased $81.9 million, or 62.8%, to $48.6 million from net cash used in investing activities of $130.5 million for the six months ended June 30, 2000. This decrease was due primarily to a reduction in acquisition activity during the current year, along with the completion of the third and final phase of the asset sales to Clear Channel Communications which generated approximately $36.2 million in proceeds to the Company during the six months ended June 30, 2001.

    For the six months ended June 30, 2001, net cash provided by financing activities increased $42.7 million, to $39.1 million compared to net cash used in financing activities of $3.6 million during the six months ended June 30, 2000. Net cash provided by financing activities in the current year was primarily the result of borrowings under the Company's credit facility. Net cash used during the prior year was the result of the payment of cash dividends on the Company's Series A Preferred Stock. During the six months ended June 30, 2001, such dividends were paid in kind to holders of the stock.

    Historical Acquisitions. During the six months ended June 30, 2001, the Company completed 10 acquisitions across 10 markets having an aggregate purchase price of $182.4 million. Of the $182.4 million required to fund the acquisitions, $79.0 million was provided through the exchange of stations, $81.2 million was funded in cash and $22.2 million had been previously funded as escrow deposits on the pending acquisitions. An additional acquisition has been subsequently completed in July 2001 in 1 market for an aggregate purchase price of $3.0 million.

    Pending Acquisitions. As of June 30, 2001, the Company was a party to various agreements to acquire stations across 6 markets. The aggregate purchase price of the Company's pending acquisitions is expected to be approximately $16.2 million. We intend to finance the pending acquisitions with cash on hand, cash received from possible asset divestitures, future cash flows from operations, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. We expect to consummate most of our pending acquisitions during the 3rd and 4th quarters of 2001, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In two of the markets in which there are pending acquisitions or dispositions (Columbus-Starkville, MS; and Columbus, GA), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

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

    On May 2, 2001, the Company completed an asset exchange with Next Media Group and certain of its subsidiaries. Upon the closing, the Company transferred 2 stations in Jacksonville, North Carolina for 1 station in Myrtle Beach, South Carolina and approximately $2.0 million in cash. In connection with the transaction, the Company recorded a $0.4 million gain during the 3 months ended June 30, 2001.

    Sources of Liquidity. We financed our 2001 cash acquisitions primarily with cash on hand, the proceeds of asset sales and borrowings under our credit facility.

    Our senior credit facility provides for aggregate principal borrowings of $175.0 million and consists of a seven-year revolving credit facility of $50.0 million, an eight-year term loan facility of $75.0 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing (August 31, 1999), 10% of the initial aggregate principal amount in the fifth year following the closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following the closing. As of June 30, 2001 and July 31, 2001 $165.0 million and $169.0 million was outstanding, respectively, under the term loan facilities.

    On May 11, 2001, the Company and its lenders under the Credit Facility entered into the Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the "Fourth Amendment"). The Fourth Amendment modified certain financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio and the consolidated interest coverage ratio. In consideration for entering into the Fourth Amendment, the Company agreed to pay the administrative agent a fee in the amount of $0.5 million, 50% of which was paid as of the effective date of the amendment. The remaining portion of the administrative agent fee will be paid prior to December 31, 2001. The Company also paid the lenders a fee in the amount of $0.4 million.

    On May 21, 2001, the Company borrowed $40.0 million under its seven-year $50 million revolving credit facility. Proceeds from this borrowing were used to purchase stations during the quarter and to satisfy operating cash needs.

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

        Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 6.75% as of June 30, 2001), plus a margin ranging between 0.75% to 2.50%, or the Eurodollar Rate (as defined under the terms of the credit facility, 3.76% as of June 30, 2001) plus a margin ranging between 1.75% to 3.50% (in each case dependent upon the leverage ratio of the Company). At June 30, 2001 the Company's effective interest rate on term loan and revolving loan amounts outstanding under the credit facility was 7.05%.

        A commitment fee calculated at a rate ranging from 0.375% to 0.75% per annum (depending upon the Company's utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility also will be payable quarterly in arrears. In addition, a fronting fee of 0.125% per annum is payable quarterly in arrears to the issuing bank.

        The eight-year term loan borrowings are repayable in quarterly installments beginning in December 2001. The scheduled annual amortization is $0.75 million for each of the third, fourth, fifth, sixth and seventh years following closing and $71.25 million in the eighth year following closing. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The amount available under the 7-year revolving credit facility will be automatically reduced in quarterly installments as described in the first paragraph above. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

        Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At June 30, 2001, the Company was in compliance with such financial and operating covenants.

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

     As defined by the indenture and the certificates of designation, governing the Senior Subordinated Notes and Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, respectively, the amount we may borrow under the senior credit facility is limited to $175.0 million as of June 30, 2001. As of June 30, 2001, we would be permitted to incur approximately $10.0 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.

    We have issued $160.0 million in aggregate principal amount of our 10 3/8% senior subordinated notes, which have a maturity date of July 1, 2008. The notes are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the notes is payable semi-annually in arrears.

    We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until June 30, 2001, we issued an additional $46.1 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. On October 1, 1999 we used $51.3 million of the proceeds of our July 1999 offering of our Class A Common Stock to redeem a portion of our Series A Preferred Stock, including a $ 6.0 million redemption premium and $ 1.5 million in accrued and unpaid dividends as of the redemption date.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001 approximately 50.8% of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by $0.8 million for the six months ended June 30, 2001. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company had been named as a defendant in the following eleven class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al.; (8) Krim v. Cumulus Media Inc., et al.; (9) Baldwin v. Cumulus Media, Inc., et al.; (10) Pabian v. Weening, et al.; and (11) Demers v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, have also been named as defendants. The complaints have all been filed in the United States District Court for the Eastern District of Wisconsin. They were filed as class actions on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between May 11, 1999 and April 24, 2000. On August 4, 2000, the eleven actions were consolidated into a single action, also pending in the United States District Court for the Eastern District of Wisconsin. On December 8, 2000, plaintiffs served a Second Amended Consolidated Class Action Complaint, which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seeks unspecified damages. In June 2001, the Company reached an agreement in principle to settle the lawsuits. Pursuant to the terms of the agreement, which is subject to negotiation of a final Stipulation of Settlement and court approval, the lawsuits will be dismissed in exchange for $13.0 million in cash and 240,000 shares of common stock. Of the cash portion of the settlement, $7.3 million will be provided by the Company's preexisting insurance. The balance of the cash portion is expected to be paid from cash from operations and proceeds from borrowings under Company's senior credit facility. During the quarter ended June 30, 2001, the Company has recorded a $9.0 million settlement charge which is included as a component of Other Income(Expense) in the accompanying statements of operations. As the settlement is contingent upon document negotiation and court approval, the Company has initially measured the stock issuance portion of the settlement, based on the closing stock price as of June 30, 2001, to be $3.3 million. In future periods, the Company will remeasure the stock issuance portion of the liability and adjust the expense until such time as the liability becomes fixed.

    In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or preceding which, in our opinion, is likely to have a material adverse effect on the Company.

Item 2.            Changes in Securities and Use of Proceeds

                   No items to report.

Item 3.            Defaults upon Senior Securities

                   Not applicable.

Item 4.            Submission of Matters to a Vote of Security
                   Holders

    An annual meeting of shareholders of the Company was held on May 4, 2001. Holcombe T. Green, Jr. and Ralph B. Everett were elected as Class I Directors of the Company. Each elected Class I director will serve until the 2003 annual meeting of shareholders or until he is succeeded by another qualified director who has been elected. Robert H. Sheridan, III and Eric P. Robison were elected as Class II Directors of the Company. Each elected Class II director will serve until the 2004 annual meeting of shareholders or until he is succeeded by another qualified director who has been elected.

         The shareholders also approved the selection of KPMG LLP as independent auditors for the year ending December 31, 2001. Finally, the shareholders approved the Company's 2000 Stock Incentive Plan.

The results of voting at the annual meeting of the shareholders were as follows:

Proposal No. 1 (Election of Directors)

        NOMINEE                CLASS            FOR             AGAINST      ABSTAIN/WITHHELD

Ralph B. Everett              Class I        42,840,959            0             3,567,821
Holcombe T. Green, Jr.
                              Class I        43,600,522            0             2,808,228

Eric P. Robison               Class II       42,841,759            0             3,567,021
Robert H. Sheridan, III
                              Class II       43,485,302            0             2,923,478



Proposal No. 2 (Approve the ratification of KPMG LLP as Independent Auditors for the year ending December 31, 2001)

                  FOR            AGAINST              ABSTAIN/WITHHELD
              46,171,948         229,871                    6,961


Proposal No. 3  (Approve the Company's 2000 Stock Incentive Plan)

                  FOR             AGAINST             ABSTAIN/WITHHELD
              31,366,829         8,346,597                 19,654


    Item 5.         Other Information

                    Not applicable.

    Item 6.         Exhibits

         (a)        Exhibits

       10.1         Fourth Amendment, dated May 11, 2001, to the
                    Amended and Restated Credit Agreement, dated as of August 31, 1999

         (b)        Reports on Form 8-K


                    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CUMULUS MEDIA INC.

Date: August 15, 2001            By:  /s/ Martin R. Gausvik
                                   _____________________________________________
                                 Executive Vice President, Treasurer and Chief
                                 Financial Officer