Form 10-Q/A
period 2000-09-30
CUMULUS MEDIA INC
filed 2001-08-30
CIK 1058623

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

                               3535 Piedmont Road
                             Building 14, Floor 14
                               Atlanta, GA 30305
         (Former name or former address, if changed since last report)

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

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees increased $31.7 million, or 102.7%, to $62.6 million for the three months ending September 30, 2000, from $30.9 million for the three months ending September 30, 1999. This increase was primarily attributable to 1) the acquisition of radio stations and operating expenses incurred from local marketing, management and consulting agreements entered into during the period from October 1, 1999 through September 30, 2000; and to 2) the recognition of bad debt expense of approximately $20.2 million. The provision for doubtful accounts increased by $19.8 million to $20.4 million for the three months ending September 30, 2000, from $0.6 million for the three months ending September 30, 1999. As a percentage of net revenues, the provision for doubtful accounts increased 34.0%, to 35.2% for the three months ending September 30, 2000, as compared with 1.2% for the comparable period in the previous year. This increase resulted from certain activities of management which yielded i) specific write-offs of $4.6 million related to markets divested in August and October 2000, ii) $8.3 million of specific write-offs in markets being retained; and
iii) the creation of $7.3 million of additional general allowance for doubtful accounts as of September 30, 2000. Several factors contributed to the creation of this provision, including significant turnover of sales employees at the market level and a collection policy that did not stringently enforce timely cash collections.

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

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees increased $61.2 million, or 68.0%, to $151.1 million for the nine months ending September 30, 2000, from $89.9 million for the nine months ending September 30, 1999. This increase was primarily attributable to 1) the acquisition of radio stations and operating expenses incurred from local marketing, management and consulting agreements entered into during the period from October 1, 1999 through September 30, 2000; and to 2) the recognition of $20.2 million in bad debt expense during the third quarter of 2000. The provision for doubtful accounts increased by $21.2 million to $22.7 million for the nine months ending September 30, 2000, from $1.4 million for the nine months ending

September 30, 1999. As a percentage of net revenues, the provision for doubtful accounts increased 12.3%, to 13.4% for the nine months ending September 30, 2000, as compared with 1.1% for the comparable period in the previous year. This increase resulted from certain activities of management which yielded i) specific write-offs of $4.6 million related to markets divested in August and October of 2000, ii) $8.3 million of specific write-offs in markets being retained, and iii) the creation of $7.3 million of additional general allowance for doubtful accounts as of September 30, 2000. Several factors contributed to the creation of this provision including significant turnover of sales employees at the market level and a collection policy that did not stringently enforce timely cash collections.

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

                               CUMULUS MEDIA INC.

Date: August 29, 2001          By: /s/ Martin R. Gausvik
                                   ------------------------------------
                                   Martin Gausvik

                                   Executive Vice President, Treasurer and Chief Financial Officer