Form 10-K/A
period 2000-12-31
CUMULUS MEDIA INC
filed 2001-08-30
CIK 1058623

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 4, 2001, have been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

COMPANY OVERVIEW

     We are a radio broadcasting company focused on acquiring, operating and developing radio stations in mid-size radio markets in the U.S. and own and operate 186 stations in 42 U.S. markets. We also provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 41 stations in 16 U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the tenth largest radio broadcasting company in the U.S. based on 2000 pro forma net revenues. We will own and operate a total of 225 radio stations (164 FM and 61 AM) in 46 U.S. markets upon consummation of our pending acquisitions and dispositions. According to BIA and the Radio Advertising Bureau, we have assembled market-leading groups or clusters of radio stations which rank first or second in terms of revenue share and/or audience share in substantially all of our markets. On a historical basis, for the year ended December 31, 2000, we had net revenues of $225.9 million and Broadcast cash Flow of $34.6 million. Broadcast Cash Flow consists of operating income
(loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense, corporate general and administrative expense and restructuring and other charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

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

                                                                                             PERIOD FROM
                                                  YEAR           YEAR           YEAR        INCEPTION ON
                                                 ENDED          ENDED          ENDED       MAY 22, 1997 TO
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                  2000           1999           1998            1997
                                              ------------   ------------   ------------   ---------------
Net revenues................................   $ 225,911      $ 180,019      $  98,787        $  9,163
Station operating expenses excluding
  depreciation and amortization.............     191,336        133,328         72,154           7,147
Depreciation and amortization...............      44,003         32,564         17,113           1,671
LMA fees....................................       4,825          4,165          2,404              --
Corporate general and administrative
  expenses (includes non-cash stock
  compensation expense of $0, $0, $0 and
  $1,689, respectively).....................      18,232          8,204          5,607           2,965
Restructuring and other charges.............      16,226             --             --              --
                                               ---------      ---------      ---------        --------
Operating income (loss).....................     (48,711)         1,758          1,509          (2,620)
Net interest expense........................     (26,055)       (22,877)       (13,178)           (837)
Other income (expense), net.................      73,280            627             (2)            (54)
Loss before extraordinary item..............      (2,298)       (13,622)        (9,445)         (3,578)
Extraordinary loss on early extinguishment
  of debt...................................          --             --         (1,837)             --
Net loss....................................      (2,298)       (13,622)       (11,282)         (3,578)
Preferred stock dividends, deemed dividends,
  accretion of discount and redemption
  premium...................................      14,875         23,790         13,591             274
Net loss attributable to common
  stockholders..............................   $ (17,173)     $ (37,412)     $ (24,873)       $ (3,852)
Basic and diluted loss per common share.....   $   (0.49)     $   (1.50)     $   (1.55)       $  (0.31)
OTHER FINANCIAL DATA:
Broadcast Cash Flow (1).....................   $  34,575      $  46,691      $  26,633        $  2,016
EBITDA (2)..................................      16,343         38,487         21,026             740
Net cash used in operating activities.......     (14,565)       (13,644)        (4,653)         (1,887)
Net cash used in investing activities.......    (190,274)      (192,105)      (351,025)        (95,100)
Net cash (used in)/provided by
  financing activities......................      (3,763)       400,445        378,990          98,560
BALANCE SHEET DATA:
Total assets................................   $ 954,935      $ 914,888      $ 514,363        $110,441
Long-term debt (including current
  portion)..................................     285,228        285,247        222,767          42,801
Preferred stock subject to mandatory
  redemption................................     119,708        102,732        133,741          13,426
Stockholders' equity........................     471,872        488,442        127,554          49,976

(1) Broadcast Cash Flow consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense, corporate general and administrative expense and restructuring and other charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income
(loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2) EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and other charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. 23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Broadcast Cash Flow. As a result of the factors described above, Broadcast Cash Flow decreased $12.1 million, or 25.9%, to $34.6 million for the year ended December 31, 2000 compared to $46.7 million for the year ended December 31, 1999. Broadcast Cash Flow consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense, corporate general and administrative expense and restructuring and other charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     EBITDA. As a result of the factors described above, EBITDA decreased $22.2 million, or 57.7%, to $16.3 million for the year ended December 31, 2000 compared to $38.5 million for the year ended December 31, 1999. EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and other charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

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

     Broadcast Cash Flow. As a result of the factors described above, Broadcast Cash Flow increased $20.1 million, or 75.3%, to $46.7 million for the year ended December 31, 1999 compared to $26.6 million for the year ended December 31, 1998. Broadcast Cash Flow consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense, corporate general and administrative expense and restructuring and other charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     EBITDA. As a result of the factors described above, EBITDA increased $17.5 million, or 83.0%, to $38.5 million for the year ended December 31, 1999 compared to $21.0 million for the year ended December 31, 1998. EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and other charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August 2001.

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