Form 10-Q
period 2001-09-30
CUMULUS MEDIA INC
filed 2001-11-14
CIK 1058623

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 1O-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of October 31, 2001, the registrant had outstanding 35,219,416 shares of common stock consisting of (i) 29,210,796 shares of Class A Common Stock; (ii) 4,479,343 shares of Class B Common Stock; and (iii) 1,529,277 shares of Class C Common Stock.

                               CUMULUS MEDIA INC.

                                      INDEX

        PART I. FINANCIAL INFORMATION

        Item 1.        Financial Statements.

                       Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

                       Consolidated Statements of Operations for the Three and Nine Months Ended
                       September 30, 2001 and 2000

                       Consolidated Statements of Cash Flows for the Nine Months Ended September
                       30, 2001 and 2000

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

        Exhibit Index


                PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     CUMULUS MEDIA INC.
                 CONSOLIDATED BALANCE SHEETS
 (Dollars in thousands, except for share and per share data)

                                                                                                        (UNAUDITED)
                                                                                                       September 30,    December 31,
                                                                                                           2001             2000
                                                                                                           ----             ----
Assets

Current assets:
   Cash and cash equivalents ...................................................................        $   6,223         $  10,979
   Accounts receivable, less allowance for doubtful accounts
      of $3,441 and $17,348 respectively .......................................................           38,646            43,498
   Prepaid expenses and other current assets ...................................................           11,756             9,536
                                                                                                        ---------         ---------
        Total current assets ...................................................................           56,625            64,013

Property and equipment, net ....................................................................           86,589            79,829
Intangible assets, net .........................................................................          812,797           762,996
Other assets ...................................................................................           23,268            48,097
                                                                                                        ---------         ---------
         Total assets ..........................................................................        $ 979,279         $ 954,935
                                                                                                        =========         =========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses .......................................................        $  51,650         $  45,858
   Current portion of long-term debt ...........................................................              770               208
   Other current liabilities ...................................................................              514               679
                                                                                                        ---------         ---------
        Total current liabilities ..............................................................           52,934            46,745

Long-term debt .................................................................................          324,440           285,020
Other liabilities ..............................................................................            1,262             1,924
Deferred income taxes ..........................................................................           27,322            29,666
                                                                                                        ---------         ---------
        Total liabilities ......................................................................          405,958           363,355
                                                                                                        ---------         ---------

Series A Cumulative Exchangeable Redeemable Preferred Stock due
   2009, stated value $1,000 per share, 125,712 and 113,643 shares
   issued and outstanding, respectively ........................................................          130,141           117,530
                                                                                                        ---------         ---------
Series B Cumulative Exchangeable Redeemable Preferred Stock due
   2009, stated value $10,000 per share, 273 and 250 shares
   issued and outstanding, respectively ........................................................            2,445             2,178
                                                                                                        ---------         ---------
      Commitments and contingencies (Note 8)

Stockholders' equity:
   Class A common stock, par value $.01 per share; 100,000,000
      shares authorized; 29,210,796 and 28,378,976 shares issued and outstanding ...............              292               284
   Class B common stock, convertible, par value $.01 per share; 20,000,000 .....................               45                45
      shares authorized; 4,479,343 and 4,479,343 shares issued and outstanding
   Class C common stock, convertible, par value $.01 per share; 30,000,000 .....................               15                23
      shares authorized; 1,529,277 and 2,307,277 shares issued and outstanding
   Additional paid-in-capital ..................................................................          499,583           512,284
    Loan to officers ...........................................................................           (9,984)           (9,984)
   Accumulated deficit .........................................................................          (49,216)          (30,780)
                                                                                                        ---------         ---------
        Total stockholders' equity .............................................................          440,735           471,872
                                                                                                        ---------         ---------

        Total liabilities and stockholders' equity .............................................        $ 979,279         $ 954,935
                                                                                                        =========         =========

           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in thousands, except for share and per share data)

                                                                                        (UNAUDITED)
                                                                                        -----------

                                                          THREE MONTHS        THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                             ENDED               ENDED               ENDED              ENDED
                                                       SEPTEMBER 30, 2001  SEPTEMBER 30, 2000  SEPTEMBER 30, 2001 SEPTEMBER 30, 2000

Revenues .............................................    $     56,293        $     63,307        $    166,224        $    183,257
Less: agency commissions .............................          (5,478)             (5,180)            (15,749)            (14,787)
                                                          ------------        ------------        ------------        ------------
        Net revenues .................................          50,815              58,127             150,475             168,470

Operating expenses:
   Station operating expenses, excluding depreciation,
      amortization and LMA fees (including provision            35,260              62,649             107,391             151,137
      for doubtful accounts of $1,488, $20,483, $4,137
      and $22,652 respectively)
   Depreciation and amortization .....................          12,643              10,173              37,008              30,477
   LMA fees ..........................................             391                 897               2,560               3,739
   Corporate general and administrative ..............           4,117               3,762              11,620              12,460
   Restructuring and other charges ...................              --                  --                 (33)              9,296
                                                          ------------        ------------        ------------        ------------
       Total operating expenses ......................          52,411              77,481             158,546             207,109
                                                          ------------        ------------        ------------        ------------

       Operating loss ................................          (1,596)            (19,354)             (8,071)            (38,639)
                                                          ------------        ------------        ------------        ------------

Nonoperating income (expense):
   Interest expense ..................................          (7,949)             (8,656)            (23,670)            (24,071)
   Interest income ...................................             298               1,481               1,997               6,094
   Other income, net .................................           1,672              68,085               9,070              68,073
                                                          ------------        ------------        ------------        ------------
       Total nonoperating income (expense), net ......          (5,979)             60,910             (12,603)             50,096
                                                          ------------        ------------        ------------        ------------

       Income (loss) before income taxes .............          (7,575)             41,556             (20,674)             11,457

Income tax (expense) benefit .........................             594             (17,258)              2,238              (6,361)
                                                          ------------        ------------        ------------        ------------
       Net income (loss) .............................          (6,981)             24,298             (18,436)              5,096

Preferred stock dividends, deemed dividends and
       accretion of discount .........................           4,501               3,809              12,977              10,982
                                                          ------------        ------------        ------------        ------------
       Net income (loss) attributable to common
          stockholders ...............................    $    (11,482)       $     20,489        $    (31,413)       $     (5,886)
                                                          ============        ============        ============        ============
Basic and diluted income (loss) per common share .....    $      (0.33)       $       0.58        $      (0.89)       $      (0.17)
                                                          ============        ============        ============        ============
Weighted average common shares outstanding ...........      35,218,238          35,165,596          35,212,933          35,129,602
                                                          ============        ============        ============        ============

           See Accompanying Notes to Consolidated Financial Statements

                               CUMULUS MEDIA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                        (UNAUDITED)

                                                                                              NINE MONTHS           NINE MONTHS
                                                                                                  ENDED                 ENDED
                                                                                            SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
Cash flows from operating activities:
Net income (loss) ..........................................................................   $ (18,436)          $   5,096
Adjustments  to reconcile  net income (loss) to net cash provided by (used in) operating activities:
      Depreciation .........................................................................      11,020               9,460
      Amortization of goodwill, intangible assets and other assets .........................      27,601              22,301
      Provision for doubtful accounts ......................................................       4,137              22,652
      Gain on sale of stations .............................................................     (16,246)            (68,066)
      Stock issuance portion of litigation settlement ......................................       1,618                  --
      Deferred taxes .......................................................................      (2,238)              5,991
      Asset write-down for restructuring and other charges .................................          --               4,530
Changes in assets and liabilities, net of effects of acquisitions:
   Accounts receivable .....................................................................       3,123              (9,185)
   Prepaid expenses and other current assets ...............................................       5,339                (957)
   Accounts payable and accrued expenses ...................................................      (4,888)                959
   Other assets ............................................................................      (1,572)             (3,287)
   Other liabilities .......................................................................        (732)               (558)
                                                                                               ---------           ---------
      Net cash provided by (used in) operating activities ..................................       8,726             (11,064)
                                                                                               ---------           ---------

Cash flows from investing activities:
   Acquisitions ............................................................................     (82,001)            (97,065)
   Dispositions ............................................................................      38,186                  --
   Escrow deposits on pending acquisitions .................................................      (1,169)            (56,084)
   Capital expenditures ....................................................................      (7,689)             (9,132)
   Other ...................................................................................          (3)               (166)
                                                                                               ---------           ---------
        Net cash used in investing activities ..............................................     (52,676)           (162,447)
                                                                                               ---------           ---------

Cash flows from financing activities:
   Proceeds from revolving line of credit ..................................................      46,500                  --
   Payments on revolving line of credit ....................................................      (6,500)                 --
   Payments for debt issuance costs ........................................................        (811)                (57)
   Payments on promissory notes ............................................................         (18)                (16)
   Payment of dividend on Series A Preferred Stock .........................................          --              (3,530)
   Proceeds from issuance of common stock ..................................................          23                  --
                                                                                               ---------           ---------
      Net cash provided by (used in) financing activities ..................................      39,194              (3,603)
                                                                                               ---------           ---------

Decrease in cash and cash  equivalents .....................................................      (4,756)           (177,114)
Cash and cash equivalents at beginning of period ...........................................      10,979             219,581
                                                                                               ---------           ---------
Cash and cash equivalents at end of period .................................................   $   6,223           $  42,467
                                                                                               =========           =========

Non-cash operating and financing activities:
   Trade revenue ...........................................................................   $   9,368           $   9,168
   Trade expense ...........................................................................       9,134               9,156
   Assets acquired through notes payable ...................................................          --               2,340
   Proceeds on sale of stations remitted directly into restricted cash account .............          --              91,467
   Preferred stock dividends paid in kind, deemed dividends and accretion of discount ......      12,977              10,982


           See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. INTERIM FINANCIAL DATA

         The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. ("Cumulus" or the "Company") and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2001.

         Certain 2000 balances have been reclassified to conform to the 2001 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets" were issued. In October 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

         SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

         SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

3. ACQUISITIONS AND DISPOSITIONS

         During the quarter ended September 30, 2001, the Company completed acquisitions of 3 radio stations for $5.3 million in purchase price. Of the $5.3 million required to fund the acquisitions, $0.8 million was funded in cash and $4.5 million was funded with previously deposited cash escrow deposits relating to the pending acquisitions.

         All of the Company's acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheet includes the acquired assets and liabilities and the statement of operations includes the results of operations of the acquired entities from their respective dates of acquisition.

         An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed is presented below (dollars in thousands).

                                              Property and equipment.....   $    351
                                              Intangible assets..........      4,904
                                                                            --------
                                                                            $  5,255

PRO FORMA

         The unaudited consolidated condensed pro forma results of operations data for the three and nine months ended September 30, 2001 and 2000, as if all acquisitions and dispositions completed during 2000 and during the first, second and third quarter of 2001 occurred at January 1, 2000, follow (dollars in thousands, except per share data):

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                    2001            2000           2001           2000
                                                                    ----            ----           ----           ----

Net revenues ...............................................  $  50,614         $  53,533         $ 149,097     $ 155,411
Operating loss .............................................       (514)             (983)           (5,863)      (21,707)
Net loss ...................................................     (4,981)           (5,267)          (12,003)      (21,668)
Net loss attributable to common stockholders ...............     (9,482)           (9,768)          (24,980)      (34,645)
                                                              =========         =========         =========     =========

Basic and diluted loss per common share ....................  $   (0.27)        $   (0.28)        $   (0.71)    $   (0.98)



         During the three months ended September 30, 2001, the Company entered into various asset purchase agreements to sell 8 radio stations (6 FM and 2 AM) in 6 markets for an aggregate sale price of approximately $11.0 million in cash. As of November 9, 2001 the Company had completed the sale of 2 stations for $6.8 million. The Company expects to consummate the pending dispositions in the 4th quarter of 2001 and the 1st quarter of 2002. Proceeds from dispositions will be used to fund pending acquisitions and other general corporate purposes.

         Escrow funds of approximately $6.4 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at September 30, 2001 in the accompanying consolidated balance sheet.

         At September 30, 2001 the Company operated 14 stations under local marketing agreements ("LMA"). The statement of operations for the three and nine months ended September 30, 2001 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or September 30, 2001.

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

The following table depicts the amounts associated with and activity related to the June 2000 restructuring programs through September 30, 2001: (dollars in thousands)

                                               Restructuring     Paid Through    Unpaid Balance
                                                 Liability       September 30,        as of
Expense Category                             December 31, 2000       2001      September 30, 2001
----------------                             -----------------       ----      ------------------


Employee severance and related costs                 $  528          $  431          $   97
Lease termination costs                               2,379             409           1,970
                                                     ------          ------          ------
     Office relocation subtotal                       2,907             840           2,067
                                                     ------          ------          ------

Accrued internet contractual obligations                375              35             340
Internet lease termination costs                        434              80             354
                                                     ------          ------          ------
     Internet services subtotal                         809             115             694
                                                     ------          ------          ------

Restructure liability totals                         $3,716          $  955          $2,761
                                                     ======          ======          ======

         As of September 30, 2001, approximately $2.8 million in accrued restructuring costs remain related to the Company's June, 2000 restructuring programs. This balance is comprised of $0.1 million in employee severance and related charges, $2.0 million in lease termination costs, $0.3 million related to amounts owed for software development and asset acquisitions related to capitalized Internet system and infrastructure assets, and $0.4 in internet lease termination charges. As of June 30, 2001, the Company had completed the restructuring programs. The remaining portion of the unpaid balance, representing lease obligations, certain contractual severance obligations and various contractual obligations for services related to the internet business will be paid consistent with the contracted terms.

5.  LONG-TERM DEBT

         The Company's long-term debt consists of the following at September 30, 2001 and December 31, 2000 (dollars in thousands):

                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                               2001             2000
                                                                                               ----             ----
         Term loan facility at 6.1% and 10.07%, respectively............................         125,000   $    125,000
         Revolving credit facility at 5.42%.............................................          40,000             --
         Senior Subordinated Notes, 10 3/8%, due 2008...................................         160,000        160,000
         Other..........................................................................             210            228
                                                                                            ------------   ------------
                                                                                                 325,210        285,228
         Less: Current portion of long-term debt........................................            (770)          (208)
                                                                                            ------------   ------------
                                                                                            $    324,440   $    285,020
                                                                                            ============   ============

         Our senior credit facility provides for aggregate principal borrowings of $175.0 million and consists of a seven-year revolving credit facility of $50.0 million, an eight-year term loan facility of $75.0 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing (August 31, 1999), 10% of the initial aggregate principal amount in the fifth year following the closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following the closing. As of September 30, 2001 and October 31, 2001 $165.0 million and $160.0 million was outstanding, respectively, under our senior credit facility. On October 29, 2001, the Company repaid $5.0 million of principal towards its revolving credit facility.

         On May 11, 2001, the Company and its lenders under the credit facility entered into the Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the "Fourth Amendment"). The Fourth Amendment modified certain financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio and the consolidated interest coverage ratio. In consideration for entering into the Fourth Amendment, the Company agreed to pay the administrative agent a fee in the amount of $0.5 million, 50% of which was paid as of the effective date of the amendment. Of the remaining portion of the administrative agent fee, 25% was paid in September 2001 and the final 25% will be paid prior to December 31, 2001. The Company also paid the lenders a fee in the amount of $0.4 million.

         On May 21, 2001, the Company borrowed $40.0 million under its seven-year $50.0 million revolving credit facility. Proceeds from this borrowing were used to purchase stations during the quarter and to satisfy operating cash needs.

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

         Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 6.0% as of September 30, 2001), plus a margin ranging between 0.75% to 2.50%, or the Eurodollar Rate (as defined under the terms of the credit facility, 2.67% as of September 30, 2001) plus a margin ranging between 1.75% to 3.50% (in each case dependent upon the leverage ratio of the Company). At September 30, 2001 the Company's effective interest rate on term loan and revolving loan amounts outstanding under the credit facility was 5.93%.

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

         Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At September 30, 2001, the Company was in compliance with such financial and operating covenants.

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

         As defined by the indenture and the certificates of designation governing the Senior Subordinated Notes and Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, respectively, the amount we may borrow under the senior credit facility is limited to $175.0 million as of September 30, 2001. As of September 30, 2001, we would be permitted to incur approximately $10.0 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.

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

                                                            SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                            ------------------    -----------------

                              Current assets.................. $  45,628            $ 58,770
                              Noncurrent assets...............   876,058             821,074
                              Current liabilities.............    14,276              14,885
                              Noncurrent liabilities .........    19,910              20,032


                                            THREE MONTHS       THREE MONTHS         NINE MONTHS           NINE MONTHS
                                                ENDED              ENDED               ENDED                 ENDED
                                        SEPTEMBER 30, 2001  SEPTEMBER 30, 2000   SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                        ------------------  ------------------   ------------------    ------------------
                   Net revenue........       $  50,618          $  57,518          $ 149,414              $ 166,801
                   Operating expenses.          34,909             61,824            106,135                147,989
                   Net income (loss)..           2,819             (8,928)             3,874                 (6,550)



7. EARNINGS PER SHARE

         The following table sets forth the computation of basic loss per share for the three and nine month periods ended September 30, 2001 and 2000.

                                                THREE MONTHS ENDED   THREE MONTHS ENDED      NINE MONTHS           NINE MONTHS
                                                      ENDED                 ENDED               ENDED                 ENDED
                                                SEPTEMBER 30, 2001   SEPTEMBER 30, 2000   SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                ------------------   ------------------   ------------------   ------------------
Numerator:
     Net income (loss)                                  $ (6,981)       $ 24,298             $(18,436)               $  5,096
     Preferred stock dividends and accretion of
        discount                                          (4,501)         (3,809)             (12,977)                (10,982)
                                                        --------        --------             --------                --------
     Numerator for basic earnings per share - income
        available for common stockholders               $(11,482)       $ 20,489             $(31,413)               $ (5,886)

Denominator:
     Denominator for basic earnings per share -
                weighted average shares                   35,218          35,166               35,213                  35,130
                                                        --------        --------             --------                --------

     Basic and diluted loss per common share            $  (0.33)       $   0.58             $  (0.89)               $  (0.17)
                                                        ========        ========             ========                ========



         During fiscal 1998, 1999 and 2000 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company's stock option plans. At September 30, 2001 and 2000 there were options issued to purchase the following classes of common stock:

                                                                                September 30,  September 30,
                                                                                     2001            2000
                                 Options to purchase class A common stock.....    4,595,562       2,114,309
                                 Options to purchase class C common stock.....    2,657,352       3,001,380

         The Series B Preferred Stock was convertible into 392,806 Shares of Class B Common Stock at September 30, 2001. Earnings per share assuming dilution has not been presented as the effect of the options and the Series B Preferred Stock would be antidilutive for the three and nine month periods ended September 30, 2001 and the nine month period ended September, 30, 2000. The exercise prices of all stock options exceeded the market price of the underlying common stock for the three month period ended September 30, 2000.

8. COMMITMENTS AND CONTINGENCIES

         As of September 30, 2001 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. We intend to finance the pending acquisitions with cash on hand, the proceeds from pending asset divestitures, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $6.4 million in purchase price.

         The Company had been named as a defendant in the following eleven class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al.; (8) Krim v. Cumulus Media Inc., et al.; (9) Baldwin v. Cumulus Media, Inc., et al.; (10) Pabian v. Weening, et al.; and (11) Demers v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, had also been named as defendants. On December 8, 2000, plaintiffs served a Second Amended Consolidated Class Action Complaint, which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seeks unspecified damages. In June 2001, the Company reached an agreement in principle to settle the lawsuits. Pursuant to the terms of the agreement, which is subject to negotiation of a final Stipulation of Settlement and court approval, the lawsuits will be dismissed in exchange for $13.0 million in cash and 240,000 shares of common stock. Of the cash portion of the settlement, $7.3 million will be provided by the Company's preexisting insurance. The balance of the cash portion is expected to be paid from cash from operations and proceeds from borrowings under the Company's senior credit facility. A settlement liability of $14.7 million and related insurance claim receivable of $7.3 million have been included in accrued expenses and other current assets, respectively, in the accompanying consolidated balance sheet as of September 30, 2001. During the quarter ended June 30, 2001, an initial settlement charge of $9.0 million was recorded and included as a component of Other Income (Expense) in the consolidated statement of operations. As the settlement is contingent upon document negotiation and court approval, the Company initially measured the stock issuance portion of the settlement, based on the closing stock price as of June 30, 2001 to be $3.3 million. During the quarter ended September 30, 2001, the Company recorded a remeasurement adjustment to the settlement charge of $1.5 million to reflect the decrease in the Company's liability as a result of the decrease in the Company's stock price from June 30, 2001 to September 30, 2001. The remeasurement adjustment is included as a component of Other Income(Expense) in the accompanying consolidated statements of operations. In future periods, the Company will continue to remeasure the stock issuance portion of the liability and adjust the expense until such time as the liability becomes fixed.

         The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

9.  RELATED PARTY TRANSACTIONS

         Effective July 1, 2001 the Company entered into an Amended and Restated Employment Agreement (the "New Agreement") with its Executive Vice Chairman and CEO, Lewis W. Dickey, Jr. The New Agreement supercedes a previous employment agreement dated May 1998. As set forth in the New Agreement, terms of Mr. Dickey's revised compensation, including salary, bonus and fringe benefits along with equity incentives are defined. In addition, the New Agreement amended certain terms and conditions related to a promissory note with an original principal amount of $5.0 million, issued to Mr. Dickey in February 2000.

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

OVERVIEW

The following is a discussion of the key factors that affect our business. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

         The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. We currently own and operate 212 stations in 44 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of the respective acquisition) to 14 stations in 6 U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the eleventh largest radio broadcasting company in the U.S. based on 2000 pro forma net revenues. We will own and operate a total of 224 radio stations (163 FM and 61 AM) in 45 U.S. markets upon consummation of our pending acquisitions.

ADVERTISING REVENUE AND BROADCAST CASH FLOW

         Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station's financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. During the nine months ended September 30, 2001 and 2000, our use of trade agreements accounted for 6.2% and 5.4% of net revenues, respectively. We will seek to continue to minimize our use of trade agreements.

         Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station's sales staff. During the nine months ended September 30, 2001 and 2000 approximately 87% and 89%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

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

RESULTS OF OPERATIONS

The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three and nine months ended September 30, 2001 and 2000.

                                                 FOR THE THREE         FOR THE THREE         FOR THE NINE          FOR THE NINE
                                                 MONTHS  ENDED         MONTHS ENDED          MONTHS  ENDED         MONTHS ENDED
                                              SEPTEMBER 30, 2001    SEPTEMBER 30, 2000    SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                              ------------------    ------------------    ------------------    ------------------
      STATEMENT OF OPERATIONS DATA:
      Net broadcast revenue...................     $ 50,815              $ 58,127              $150,475              $168,470
      Station operating expenses excluding
            depreciation, amortization and....       35,260                62,649               107,391               151,137
            LMA fees..........................
      Depreciation and amortization...........       12,643                10,173                37,008                30,477
      LMA fees................................          391                   897                 2,560                 3,739
      Corporate general and administrative....        4,117                 3,762                11,620                12,460
      Restructuring and other charges.........           --                    --                   (33)                9,296
            Operating loss....................       (1,596)              (19,354)               (8,071)              (38,639)
      Interest expense, net...................       (7,651)               (7,175)              (21,673)              (17,977)
      Other income, net                               1,672                68,085                 9,070                68,073
      Net income (loss)                              (6,981)               24,298               (18,436)                5,096
      Net income (loss) attributable to common
            Stockholders......................      (11,482)               20,489               (31,413)               (5,886)

      OTHER DATA:
      Broadcast cash flow (1).................       15,555                (4,522)               43,084                17,333
      Broadcast cash flow margin..............         30.6%                 (7.8)%                28.6%                 10.3%
      EBITDA (2)..............................       11,438                (8,284)               31,464                 4,873

      Cash flows related to:
              Operating activities............                                                    8,726               (11,064)
              Investing activities............                                                  (52,676)             (162,447)
              Financing activities............                                                   39,194                (3,603)

      Capital expenditures....................                                                 $  7,689              $  9,132

(1) Broadcast cash flow consists of operating loss before depreciation, amortization, LMA fees, corporate expenses, and restructuring and other charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2) EBITDA consists of operating loss before depreciation, amortization, LMA fees and restructuring and other charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

         NET REVENUES. Net revenues decreased $7.3 million, or 12.6%, to $50.8 million for the three months ended September 30, 2001 from $58.1 million for the three months ended September 30, 2000. This decrease was primarily attributable to the disposition of radio stations during fiscal 2000 and the first quarter of 2001 ($4.9 million), lower sales volume associated with the Company's implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets ($2.4 million), which has impacted the entire broadcast industry.

         In addition, on a same station basis, net revenue for the 167 stations in 32 markets operated for at least a full year decreased $1.5 million or 4.3% to $33.9 million for the three months ended September 30, 2001, compared to same station net revenues of $35.4 million for the three month period ended September 30, 2000. The decrease in same station net revenue was primarily attributable to lower sales volume associated with the Company's implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets, which has impacted the entire broadcast industry.

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees decreased $27.4 million, or 43.7%, to $35.3 million for the three months ended September 30, 2001 from $62.6 million for the three months ended September 30, 2000. This decrease was primarily attributable to 1) a decrease in the station portfolio as a result of the disposition of radio stations during fiscal 2000 and 2001 ($3.3 million), 2) expense reductions achieved as a result of improved management control of cost of sales and other operating expense saving initiatives ($5.1 million) and 3) a $19.0 million decrease in the amount of bad debt expense recognized in the current period versus the prior year. The provision for doubtful accounts was $1.5 million for the three months ended September 30, 2001 as compared with $20.5 million for the three months ended September 30, 2000. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.9% for the three months ended September 30, 2001, as compared with 35.2% for the comparable period in the prior year. The decrease in the provision for doubtful accounts as a percentage of revenue was the direct result of management's implementation of stringent credit and collection policies that have yielded significantly lower levels of bad debt expense and accounts receivable write-off experience. The unusually high bad debt expense recorded in the prior year was primarily the result of the following factors:
(1) the completion of the first and second phases of the asset exchange and sales transactions with Clear Channel Communications, and the coincidental loss of local employee incentive to enforce the collection of receivables in divested markets, (2) the detrimental effects of certain pre-existing credit and collection policies and sale employee compensation policies, (3) significant turnover of management and sales force, including representatives who maintained relationships with trade debtors and had responsibility for ensuring collection of outstanding invoices, and (4) overall declines in the U.S. economy.

         On a same station basis, for the 167 stations in 32 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $2.9 million, or 11.0%, to $23.8 million for the three months ended September 30, 2001 compared to $26.8 million for the three months ended September 30, 2000. For comparative purposes, the unusually high bad debt charge ($20.2 million) has been excluded from same station operating expenses for the three months ended September 30, 2000. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.5 million, or 24.3%, to $12.6 million for the three months ended September 30, 2001 compared to $10.2 million for the three months ended September 30, 2000. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to the three months ended September 30, 2000 and a full quarter of depreciation and amortization on radio station acquisitions consummated during the three months ended September 30, 2000, offset by a decrease in depreciation and amortization associated with station dispositions.

         LMA FEES. LMA fees decreased $0.5 million, or 56.3%, to $0.4 million for the three months ended September 30, 2001 from $0.9 million for the three months ended September 30, 2000. This decrease was primarily attributable to the purchase of stations subsequent to September 30, 2000 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

         CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses increased $0.4 million, or 9.4%, to $4.1 million for the three months ended September 30, 2001 compared to $3.8 million for the three months ended September 30, 2000. Certain legal and professional fee expenses incurred during the three months ended September 30, 2001 primarily contributed to the increased corporate expenses in the current year.

         OTHER EXPENSE (INCOME). Interest expense, net of interest income, increased by $0.5 million, or 6.6%, to $7.7 million for the three months ended September 30, 2001 compared to $7.2 million for the three months ended September 30, 2000. This increase was primarily attributable to lower cash reserves and related decreases in interest income earned. The increase in the Company's debt levels under its credit facility ($165.0 million as of September 30, 2001 versus $125.0 million as of September 30, 2000) did not materially increase interest expense during the comparable periods due to decreasing interest rates on the respective outstanding debt amounts (5.93% effective interest rate as of September 30, 2001 versus 9.71% as of September 30, 2000).

         Other Income, net, decreased to $1.7 million for the three months ended September 30, 2001 compared to $68.1 million in the prior year. The Other Income, net, realized in the prior year, was primarily attributable to gains realized on the sale of assets. Other Income, net realized in the current year is primarily the result of the remeasurement of the stock issuance portion of the Company's liability under a proposed agreement to settle certain class action lawsuits.

         INCOME TAXES. Income tax expense decreased by $17.9 million, to a current income tax benefit of $0.6 million for the three months ended September 30, 2001 compared to an income tax expense of $17.3 million for the three months ended September 30, 2000. Income tax expense recognized in the prior year was primarily attributable to deferred tax expense recognized on the gain on sale of stations incurred as a result of the completion of certain asset sales. In the current year, the projected effective tax rate was significantly lower than in the prior year due primarily to a $15.0 million book versus tax gain difference related to the sale of certain assets in January of 2001.

         PREFERRED STOCK DIVIDENDS, DEEMED DIVIDENDS AND ACCRETION OF DISCOUNT. Preferred stock dividends, deemed dividends and accretion of discount of preferred stock increased $0.7 million, or 18.2%, to $4.5 million for the three months ended September 30, 2001 compared to $3.8 million for the three months ended September 30, 2000. This increase was attributable to increased dividends resulting from increasing levels of the Company's Series A Preferred Stock and dividends associated with the Company's issuance of Series B Preferred Stock in October 2000.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, net loss attributable to common stockholders increased $32.0 million, or 156.0%, to $11.5 million for the three months ended September 30, 2001 compared to net income attributable to common stockholders of $20.5 million for the three months ended September 30, 2000.

         BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow, consisting of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and other charges, increased $20.1 million to $15.6 million for the three months ended September 30, 2001 compared to a broadcast cash flow loss of $4.5 million for the three months ended September 30, 2000. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income
(loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

EBITDA. As a result primarily of the increase in broadcast cash flow described above, EBITDA, consisting of operating income (loss) before depreciation, amortization, LMA fees and restructuring and other charges, increased $19.7 million to $11.4 million for the three months ended September 30, 2001 compared to a EBITDA loss of $8.3 million for the three months ended September 30, 2000. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income
(loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

         NET REVENUES. Net revenues decreased $18.0 million, or 10.7%, to $150.5 million for the nine months ended September 30, 2001 from $168.5 million for the nine months ended September 30, 2000. This decrease was primarily attributable to the disposition of radio stations during fiscal 2000 and the first quarter of 2001 ($13.1 million), lower sales volume associated with the Company's implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets ($4.9 million), which has impacted the entire broadcast industry.

         In addition, on a same station basis, net revenue for the 167 stations in 32 markets operated for at least a full year decreased $3.8 million or 3.7% to $98.8 million for the nine months ended September 30, 2001, compared to same station net revenues of $102.6 million for the nine month period ended September 30, 2000. The decrease in same station net revenue was primarily attributable to lower sales volume associated with the Company's implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets, which has impacted the entire broadcast industry.

         STATION OPERATING EXPENSES, EXCLUDING DEPRECIATION, AMORTIZATION AND LMA FEES. Station operating expenses excluding depreciation, amortization and LMA fees decreased $43.7 million, or 28.9%, to $107.4 million for the nine months ended September 30, 2001 from $151.1 million for the nine months ended September 30, 2000. This decrease was primarily attributable to 1) a decrease in the station portfolio as a result of the disposition of radio stations during fiscal 2000 and 2001 ($11.0 million), 2) expense reductions achieved as a result of improved management control of cost of sales and other operating expense saving initiatives ($14.2 million) and 3) a $18.6 million decrease in the amount of bad debt expense recognized in the current year versus the same nine month period in the prior year. The provision for doubtful accounts was $4.1 million for the nine months ended September 30, 2001 compared to $22.7 million during the nine months ended September 30, 2000. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.7% for the nine months ended September 30, 2001, as compared with 13.4% for the comparable period in the prior year. The decrease in the provision for doubtful accounts as a percentage of revenue was the direct result of management's implementation of stringent credit and collection policies that have yielded significantly lower levels of bad debt expense and accounts receivable write-off experience. The unusually high bad debt expense recorded in the prior year was primarily the result of the following factors: (1) the completion of the first and second phases of the asset exchange and sales transactions with Clear Channel Communications, and the coincidental loss of local employee incentive to enforce the collection of receivables in divested markets, (2) the detrimental effects of certain pre-existing credit and collection policies and sale employee compensation policies, (3) significant turnover of management and sales force, including representatives who maintained relationships with trade debtors and had responsibility for ensuring collection of outstanding invoices, and (4) overall declines in the U.S. economy.

         On a same station basis, for the 167 stations in 32 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $10.2 million, or 12.4%, to $72.3 million for the nine months ended September 30, 2001 compared to $82.6 million for the nine months ended September 30, 2000. For comparative purposes, the unusually high bad debt charge taken in third quarter of 2000 ($20.2 million) has been excluded from same station operating expenses for the nine months ended September 30, 2000. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $6.5 million, or 21.4%, to $37.0 million for the nine months ended September 30, 2001 compared to $30.5 million for the nine months ended September 30, 2000. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated subsequent to the nine months ended September 30, 2000 and a full nine months of depreciation and amortization on radio station acquisitions consummated during the nine months ended September 30, 2000, offset by a decrease in depreciation and amortization associated with station dispositions.

         LMA FEES. LMA fees decreased $1.2 million, or 31.5%, to $2.6 million for the nine months ended September 30, 2001 from $3.7 million for the nine months ended September 30, 2000. This decrease was primarily attributable to the purchase of stations subsequent to September 30, 2000 which were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

         CORPORATE, GENERAL AND ADMINISTRATIVE EXPENSES. Corporate, general and administrative expenses decreased $0.8 million, or 6.7%, to $11.6 million for the nine months ended September 30, 2001 compared to $12.5 million for the nine months ended September 30, 2000. Certain unusually high reorganization, severance, travel and professional fee expenses incurred during the nine months ended September 30, 2000 primarily contributed to the increased corporate expenses in that year. The decrease in corporate general and administrative expense for 2001 was also attributable to the successful consolidation of the Company's corporate offices, formerly located in Chicago, Illinois and Milwaukee, Wisconsin, to Atlanta, Georgia and the related cost savings associated with the elimination of duplicative corporate resources.

         OTHER EXPENSE (INCOME). Interest expense, net of interest income, increased by $3.7 million, or 20.6%, to $21.7 million for the nine months ended September 30, 2001 compared to $18.0 million for the nine months ended September 30, 2000. This increase was primarily attributable to lower cash reserves and related decreases in interest income earned. The increase in the Company's debt levels under its senior credit facility ($165.0 million as of September 30, 2001 versus $125.0 million as of September 30, 2000) did not materially increase interest expense during the comparable periods due to decreasing interest rates on the respective outstanding debt amounts (5.93% effective interest rate as of September 30, 2001 versus 9.71% as of September 30, 2000).

         Other Income, net, decreased to $9.1 million for the nine months ended September 30, 2001 compared to $68.1 million in the prior year. The Other Income, net, realized in the prior year, was primarily attributable to gains realized on the sale of assets. Other Income, net realized in the current year is primarily the result of gains realized on asset sales completed in the first quarter of 2001, offset by a charge recorded by the Company in connection with the settlement of certain class action lawsuits.

         INCOME TAXES. Income tax expense decreased by $8.6 million, to an income tax benefit of $2.2 million for the nine months ended September 30, 2001 compared to income tax expense of $6.4 million for the nine months ended September 30, 2000. This decrease was primarily attributable to a lower income (loss) before income taxes along with a $15.0 million book versus tax gain difference realized on assets sold in January 2001. The book versus tax gain difference contributes to a significantly lower projected effective tax rate for the current year.

         PREFERRED STOCK DIVIDENDS, DEEMED DIVIDENDS AND ACCRETION OF DISCOUNT. Preferred stock dividends, deemed dividends and accretion of discount of preferred stock increased $2.0 million, or 18.2%, to $13.0 million for the nine months ended September 30, 2001 compared to $11.0 million for the nine months ended September 30, 2000. This increase was attributable to increased dividends resulting from increasing levels of the Company's Series A Preferred Stock and dividends associated with the Company's issuance of Series B Preferred Stock in October 2000.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, net loss attributable to common stockholders increased $25.5 million to $31.4 million for the nine months ended September 30, 2001 compared to $5.9 million for the nine months ended September 30, 2000.

         BROADCAST CASH FLOW. As a result of the factors described above, broadcast cash flow, consisting of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and other charges, increased $25.8 million, or 148.6%, to $43.1 million for the nine months ended September 30, 2001 compared to $17.3 million for the nine months ended September 30, 2000. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

         EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA, consisting of operating income (loss) before depreciation, amortization, LMA fees and restructuring and other charges, increased $26.6 million, or 545.7%, to $31.5 million for the nine months ended September 30, 2001 compared to $4.9 million for the nine months ended September 30, 2000. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company's operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

         INTANGIBLE ASSETS. Intangible assets, net of amortization, were $812.8 million and $763.0 million as of September 30, 2001 and December 31, 2000, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the nine months ended September 30, 2001 is attributable to acquisitions during the period, less the net dispositions in the asset exchange and sale transaction with Clear Channel. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company's financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company's operating strategies. During the nine months ended September 30, 2001, the Company recognized an accounting gain of approximately $16.0 million as a result of the asset exchange and sale transaction with Clear Channel Communications. The Company also recognized similar gains in fiscal 2000. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company's strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements, and cash flow from operations. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company's present cash positions will be sufficient to meet our capital needs through March 31, 2002. Beyond March 31, 2002, the Company will need to raise approximately $11.5 million through additional equity and/or debt financing, asset sales or other to be identified sources, to fund its pending acquisitions. We believe that availability under our credit facility, cash generated from operations and proceeds from future debt or equity financing will be sufficient to meet our capital needs. The ability of the Company to complete the pending acquisitions is dependent on the Company's ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

         For the nine months ended September 30, 2001, net cash provided by operating activities increased $19.8 million, or 178.7%, to $8.7 million from net cash used in operating activities of $11.1 million for the nine months ended September 30, 2000. This increase was due primarily to a reduction in net cash utilized for working capital when compared to the nine months ended September 30, 2000.

         For the nine months ended September 30, 2001, net cash used in investing activities decreased $109.8 million, or 67.6%, to $52.7 million from net cash used in investing activities of $162.4 million for the nine months ended September 30, 2000. This decrease was due primarily to a lower level of acquisition activity in the current year as compared with the prior year.

    For the nine months ended September 30, 2001, net cash provided by financing activities increased $42.8 million, to $39.2 million compared to net cash used in financing activities of $3.6 million during the nine months ended September 30, 2000. Net cash provided by financing activities in the current year was primarily the result of borrowings under the Company's credit facility. Net cash used during the prior year was the result of the payment of cash dividends on the Company's Series A Preferred Stock. During the nine months ended September 30, 2001, such dividends were paid in kind to holders of the stock.

         Historical Acquisitions. During the nine months ended September 30, 2001, the Company completed 12 acquisitions across 12 markets having an aggregate purchase price of $187.7 million. Of the $187.7 million required to fund the acquisitions, $79.0 million was provided through the exchange of stations, $82.0 million was funded in cash and $26.7 million had been previously funded as escrow deposits on the pending acquisitions.

         Pending Acquisitions and Dispositions. As of September 30, 2001, the Company was a party to various agreements to acquire stations across 8 markets. The aggregate purchase price of the Company's pending acquisitions is expected to be approximately $18.6 million. We intend to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. We expect to consummate the pending acquisitions during the 4th quarter of 2001 and the 1st and 2nd quarters of 2002, although there can be no assurance that the transactions will be consummated within that time frame, or at all. The ability of the Company to complete the pending acquisitions is dependent upon the Company's ability to obtain additional equity and/or debt financing on favorable terms. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. In two of the markets in which there are pending acquisitions (Columbus-Starkville, MS; and Columbus, GA), petitions to deny have been filed against the Company's FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

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

         On May 2, 2001, the Company completed an asset exchange with Next Media Group and certain of its subsidiaries. Upon the closing, the Company transferred 2 stations in Jacksonville, North Carolina for 1 station in Myrtle Beach, South Carolina and approximately $2.0 million in cash. In connection with the transaction, the Company recorded a $0.4 million gain during the 2nd quarter of 2001.

         During the three months ended September 30, 2001, the Company entered into various asset purchase agreements to sell 8 radio stations (6 FM and 2 AM) in 6 markets for an aggregate sale price of approximately $11.0 million in cash. As of November 9, 2001 the Company had completed the sale of 2 stations for $6.8 million. The Company expects to consummate the pending dispositions in the 4th quarter of 2001 and the 1st quarter of 2002. Proceeds from dispositions will be used to fund pending acquisitions and other general corporate purposes.

         Sources of Liquidity. We financed our 2001 cash acquisitions primarily with the proceeds of asset sales and borrowings under our credit facility.

         Our senior credit facility provides for aggregate principal borrowings of $175.0 million and consists of a seven-year revolving credit facility of $50.0 million, an eight-year term loan facility of $75.0 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility will be automatically reduced by 5% of the initial aggregate principal amount in each of the third and fourth years following closing (August 31, 1999), 10% of the initial aggregate principal amount in the fifth year following the closing, 20% of the initial aggregate principal amount in the sixth year following the closing and the remaining 60% of the initial aggregate principal amount in the seventh year following the closing. As of September 30, 2001 and October 31, 2001 $165.0 million and $160.0 million was outstanding, respectively, under the term loan facilities. On October 29, 2001, the Company repaid $5.0 million of principal towards its revolving credit facility.

         On May 11, 2001, the Company and its lenders under the Credit Facility entered into the Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the "Fourth Amendment"). The Fourth Amendment modified certain financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio and the consolidated interest coverage ratio. In consideration for entering into the Fourth Amendment, the Company agreed to pay the administrative agent a fee in the amount of $0.5 million, 50% of which was paid as of the effective date of the amendment. Of the remaining portion of the administrative agent fee, 25% was paid in September 2001 and the final 25% will be paid prior to December 31, 2001. The Company also paid the lenders a fee in the amount of $0.4 million as of the effective date of the amendment.

         On May 21, 2001, the Company borrowed $40.0 million under its seven-year $50.0 million revolving credit facility. Proceeds from this borrowing were used to purchase stations during the quarter and to satisfy operating cash needs.

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

         Both the revolving credit and term loan borrowings under the credit facility bear interest, at the Company's option, at a rate equal to the Base Rate (as defined under the terms of our credit facility, 6.0% as of September 30, 2001), plus a margin ranging between 0.75% to 2.50%, or the Eurodollar Rate (as defined under the terms of the credit facility, 2.67% as of September 30, 2001) plus a margin ranging between 1.75% to 3.50% (in each case dependent upon the leverage ratio of the Company). At September 30, 2001 the Company's effective interest rate on term loan and revolving loan amounts outstanding under the credit facility was 5.93%.

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

         Under the terms of the amended and restated credit facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At September 30, 2001, the Company was in compliance with such financial and operating covenants.

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

         As defined by the indenture and the certificates of designation, governing the Senior Subordinated Notes and Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, respectively, the amount we may borrow under the senior credit facility is limited to $175.0 million as of September 30, 2001. As of September 30, 2001, we would be permitted to incur approximately $10.0 million of additional indebtedness under our credit facility without regard to the debt ratios included in our indenture.

         We have issued $160.0 million in aggregate principal amount of our 10 3/8% senior subordinated notes, which have a maturity date of July 1, 2008. The notes are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the notes is payable semi-annually in arrears.

         We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until September 30, 2001, we issued an additional $50.5 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. On October 1, 1999 we used $51.3 million of the proceeds of our July 1999 offering of our Class A Common Stock to redeem a portion of our Series A Preferred Stock, including a $ 6.0 million redemption premium and $ 1.5 million in accrued and unpaid dividends as of the redemption date.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2001 approximately 50.8% of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company's interest expense would have increased by $1.2 million for the nine months ending September 30, 2001. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company had been named as a defendant in the following eleven class action complaints: (1) Wolfe v. Weening, et al.; (2) Klar v. Cumulus Media Inc., et al.; (3) Atlas v. Cumulus Media Inc., et al.; (4) Steinberg and Steinberg v. Cumulus Media Inc., et al.; (5) Wong v. Weening, et al.; (6) Pleatman v. Cumulus Media Inc., et al.; (7) Kincer v. Weening, et al.; (8) Krim v. Cumulus Media Inc., et al.; (9) Baldwin v. Cumulus Media, Inc., et al.; (10) Pabian v. Weening, et al.; and (11) Demers v. Cumulus Media Inc., et al. Certain present and former directors and officers of the Company, and certain underwriters of the Company's stock, had also been named as defendants. On December 8, 2000, plaintiffs served a Second Amended Consolidated Class Action Complaint, which alleges, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seeks unspecified damages. In June 2001, the Company reached an agreement in principle to settle the lawsuits. Pursuant to the terms of the agreement, which is subject to negotiation of a final Stipulation of Settlement and court approval, the lawsuits will be dismissed in exchange for $13.0 million in cash and 240,000 shares of common stock. Of the cash portion of the settlement, $7.3 million will be provided by the Company's preexisting insurance. The balance of the cash portion is expected to be paid from cash from operations and proceeds from borrowings under the Company's senior credit facility. A settlement liability of $14.7 million and related insurance claim receivable of $7.3 million have been included in accrued expenses and other current assets, respectively, in the accompanying consolidated balance sheet as of September 30, 2001. During the quarter ended June 30, 2001, an initial settlement charge of $9.0 million was recorded and included as a component of Other Income (Expense) in the consolidated statement of operations. As the settlement is contingent upon document negotiation and court approval, the Company initially measured the stock issuance portion of the settlement, based on the closing stock price as of June 30, 2001 to be $3.3 million. During the quarter ended September 30, 2001, the Company recorded a remeasurement adjustment to the settlement charge of $1.5 million to reflect the decrease in the Company's liability as a result of the decrease in the Company's stock price from June 30, 2001 to September 30, 2001. The remeasurement adjustment is included as a component of Other Income(Expense) in the accompanying consolidated statements of operations. In future periods, the Company will continue to remeasure the stock issuance portion of the liability and adjust the expense until such time as the liability becomes fixed.

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

Item 4.            Submission of Matters to a Vote of Security
                   Holders

                   Not applicable.

Item 5.            Other Information

                   Not applicable.

Item 6.            Exhibits

     (a)           Exhibits

          3.1 Amended and Restated Articles of Incorporation of Cumulus Media Inc., as amended.

          3.2     Certificate of Designation with respect to Series
                  A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (incorporated by reference to Exhibit 3.5 of the Form S-1 Registration Statement, declared effective on June 26, 1998 (Commission File No. 333-48849)).

          3.3 Amended and Restated Certificate of Designation with respect to Series B Cumulative Preferred
                  Stock.

          3.4 Amended and Restated Bylaws of Cumulus Media Inc., as amended.

          4.1 Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance company.

          4.2 Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the Shareholders named therein.

         10.1 Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W.
                  Dickey, Jr.

         10.2     Employment Agreement between Cumulus Media
                  Inc. and Jon Pinch

         10.3     Employment Agreement between Cumulus Media
                  Inc. and Martin Gausvik

         10.4     Employment Agreement between Cumulus Media
                  Inc. and John W. Dickey

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CUMULUS MEDIA INC.

                      Date:  November  14,  By: /s/ Martin R. Gausvik
                      2001                  ---------------------------------
                                            Executive Vice
                                            President, Treasurer
                                            and Chief Financial
                                            Officer