Form 10-K
period 2001-12-31
CUMULUS MEDIA INC
filed 2002-02-28
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 00-24525

Cumulus Media Inc.

(Exact Name of Registrant as Specified in Its Charter)

Illinois	36-4159663
(State of Incorporation)	(I.R.S. Employer Identification No.)

3535 Piedmont Road

Building 14, Floor 14
Atlanta, GA 30305
(404) 949-0700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock; Par Value $.01 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of February 15, 2002 was approximately $475.6 million. As of February 15, 2002, the registrant had outstanding 35,751,108 shares of common stock consisting of (i) 28,307,488 shares of Class A Common Stock; (ii) 5,914,343 shares of Class B Common Stock; and (iii) 1,529,277 shares of Class C Common Stock.

Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2002, have been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART 1

Item 1.     Business

Certain Definitions

      We use the term “local marketing agreement” (“LMA”) in various places in this report. A typical LMA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, air time on its station to another party. The other party provides programming to be broadcast during such airtime and collects revenues from advertising it sells for broadcast during such programming. In addition to entering into LMAs, we will from time to time enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

      In this Form 10-K the terms “Company”, “Cumulus”, “we”, “us”, and “our” refer to Cumulus Media Inc. and its consolidated subsidiaries.

      “MSA” is defined as Metro Survey Area, as listed in the Arbitron Radio Metro and Television Market Population Estimates 2000-2001. For example, “MSA 100-286” would mean the 100th largest market through the 286th largest market, as listed in the Arbitron Radio Metro and Television Market Population Estimate.

      Unless otherwise indicated:

•	we obtained total industry listener and revenue levels from the Radio Advertising Bureau (“RAB”);

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2001 Arbitron Market Report, referred to as the Arbitron Market Report, pertaining to each market; and

•	All dollar amounts are rounded to the nearest thousand.

      The terms “Broadcast Cash Flow” and “EBITDA” are used in various places in this document.

      Broadcast Cash Flow consists of:

•	operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense, and restructuring and impairment charges.

      EBITDA, consists of:

•	operating income (loss) before depreciation, amortization, LMA fees and restructuring and impairment charges.

      Broadcast Cash Flow and EBITDA, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Although Broadcast Cash Flow and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), we believe that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance. However, Broadcast Cash Flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability.

Company Overview

      We are a radio broadcasting company focused on acquiring, operating and developing radio stations in mid-size radio markets in the U.S. and, as of December 31, 2001, own and operate 208 stations (153 FM and

55 AM) in 44 U.S. markets. We also provide sales and marketing services under local marketing agreements (pending FCC approval of acquisitions) for 14 stations (9 FM and 5 AM) in 6 U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the ninth largest radio broadcasting company in the U.S. by net revenues, based on our 2001 pro forma net revenues. We will own and operate a total of 245 radio stations (181 FM and 64 AM) in 51 U.S. markets upon consummation of all of our pending acquisitions and dispositions (exclusive of new market move-in opportunities). According to Arbitron’s Market Report, we have assembled market-leading groups or clusters of radio stations which rank first or second in terms of revenue share or audience share in substantially all of our markets. On a historical basis, for the year ended December 31, 2001, we had net revenues of $201.3 million and Broadcast Cash Flow of $59.7 million.

      Relative to the 50 largest markets in the U.S., we believe that the mid-size markets represent attractive operating environments and generally are characterized by:

•	a greater use of radio advertising as evidenced by the greater percentage of total media revenues captured by radio than the national average;

•	rising advertising revenues as the larger national and regional retailers expand into these markets;

•	small independent operators, many of whom lack the capital to produce high quality locally originated programming or to employ more sophisticated research, marketing, management and sales techniques; and

•	lower overall susceptibility to economic downturns.

      We believe that the attractive operating characteristics of mid-size markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (“the Telecom Act”) and FCC rules, create significant opportunities for growth from the formation of groups of radio stations within these markets. We believe that mid-size radio markets provide an excellent opportunity to acquire attractive properties at favorable purchase prices due to the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, there are approximately 8,285 FM and 4,727 AM stations in the U.S.

      To maximize the advertising revenues and Broadcast Cash Flow of our stations, we seek to enhance the quality of radio programs for listeners and the attractiveness of our radio stations in a given market. We also increase the amount of locally originated programming content which airs on each station. Within each market, our stations are diversified in terms of format, target audience and geographic location, enabling us to attract larger and broader listener audiences and thereby a wider range of advertisers. This diversification, coupled with our favorable advertising pricing, also has provided us with the ability to compete successfully for advertising revenue against other media competitors such as print media and television.

      We believe that we are in a position to generate revenue growth, increase audience and revenue shares within these markets and, by capitalizing on economies of scale and by competing against other media for incremental advertising revenue, increase our Broadcast Cash Flow growth rates and margins to those levels found in large markets. As we have assembled our portfolio of stations over the past five years, many of our markets are still in the development stage with the potential for substantial growth as we implement our operating strategy.

Operating Strategy

      Our operating strategy has the following principal components:

•	Assemble and Develop Leading Station Groups. In each market, we acquire leading stations in terms of signal coverage, revenue or audience share as well as under-performing stations that we believe create an opportunity for growth. Each station within a market generally has a different format and an FCC license that provides for full signal coverage in the market area.

•	Develop Each Station as a Unique Enterprise. While stations within a market share common infrastructure in terms of office or studio space, support personnel and certain senior management, each station is developed and marketed as an individual brand with its own identity, programming content, programming personnel, inventory of time slots and sales force. We believe that this strategy maximizes the audience share and revenues per station and of the group as a whole.

•	Use Research to Guide Programming. We use audience research and music testing to refine each station’s programming content to match the preferences of the station’s target demographic audience. We also seek to enrich our listeners’ experiences by increasing both the quality and quantity of local programming. We believe this strategy maximizes the number of listeners for each station.

•	Position Station Groups to Compete With Print and Television. While advertising for each station is typically sold independently of other stations, the diverse station formats within each market have enabled us to attract a larger and broader listener audience which in turn has attracted a wider range of advertisers. We believe this diversification, coupled with our favorable advertising pricing, has provided us with the ability to compete successfully against not only traditional radio competitors, but also against print media and television.

•	Organize Markets in Advertiser Regions. Our markets are located primarily in five regional concentrations: the Southeast, Midwest, Southwest, Northeast and the Far West. By assembling market clusters with a regional concentration, we believe that we will be able to increase revenues by offering regional coverage of key demographic groups that were previously unavailable to national and regional advertisers.

•	Maximize Operating Cost Efficiencies. By consolidating stations in a market into a cluster we are able to achieve cost efficiencies associated with common infrastructure, administrative personnel and management. In addition, by implementing various cost control strategies, we strive to minimize fixed expense base growth and variable cost of sale expenses, which in turn maximizes margins. The Company’s credit and collection policies also serve to maximize our collection experience and minimize bad debt exposure.

•	Employ Internet-Based Management Information Systems. We have implemented an Internet-based proprietary software application which enables us to monitor daily sales performance by station and by market compared to their respective budgets. It also enables us to identify any under-performing stations, determine the explanation for the under-performance and take corrective action quickly. In addition, our Internet-based system provides all of our stations with a cost-efficient and rapid medium to exchange ideas and views regarding station operations and ways to increase advertising revenues. We also use this system to electronically deliver to our stations ads and program elements which are produced at a central production facility.

Acquisitions

      We completed the acquisition of 26 radio stations for cash during the year ended December 31, 2001. The aggregate purchase price of $188.1 million for these transactions includes the assets acquired pursuant to the asset exchange and sales transactions described below. The aggregate purchase price also includes certain acquisition-related costs paid in 2001 and 2000.

Clear Channel Asset and Sale Exchange

      On January 18, 2001, we completed substantially all of the third and final phase of an asset exchange and sale transaction with certain subsidiaries of Clear Channel Communications. Upon the closing of this transaction, the Company transferred 44 stations in 8 markets in exchange for 4 stations in 1 market and approximately $36.2 million in cash. As of the close date, the Company also received approximately $2.7 million in proceeds previously withheld from the second phase of the Clear Channel transactions.

Next Media Asset Exchange

      On May 2, 2001, we completed an asset exchange and sale with Next Media Group and certain of its subsidiaries. Upon the closing of that transaction, we transferred two stations in Jacksonville, North Carolina in exchange for one station in Myrtle Beach, South Carolina and approximately $2.0 million in cash.

      The statement of operations data for the year ended December 31, 2001 includes the revenue and broadcast operating expenses, or in the case of local marketing, management or consulting agreements, the respective contractual income, of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of (i) the date of acquisition of such station by the Company; (ii) December 31, 2001; or (iii) in the case of KBMR-AM, KSSS-FM and KXMR-AM in Bismarck, North Dakota, the termination date of the LMA.

Dispositions

      In addition to the assets sold as part of the Clear Channel and Next Media transactions discussed above, we completed the sale of 8 radio stations in 4 markets during 2001 for $9.3 million in cash.

Pending Transactions

      As of December 31, 2001 the Company was a party to various agreements to acquire 37 stations across 13 markets for an aggregate purchase price of approximately $344.9 million in cash and stock. Between January 1, 2002 and February 15, 2002 the Company closed the acquisitions of 3 of those stations across 2 markets, representing $7.4 million in purchase price. The aggregate pending acquisition amount as of December 31, 2001 includes the assets to be acquired pursuant to the two transactions summarized below.

Aurora Communications, LLC

      On November 19, 2001, we announced that we had entered into a definitive agreement to acquire Aurora Communications, LLC (“Aurora”) for $93.0 million in cash or assumed debt, 10.6 million shares of our common stock and warrants to purchase an additional 0.8 million shares of common stock. As a result of the transaction, which is subject to the approval of the shareholders of Cumulus, and of the Federal Communications Commission, as well as clearance under the Hart-Scott-Rodino Act and other customary closing conditions, the Company will acquire 18 stations (11 FM and 7 AM) in Connecticut and New York.

      Bank of America Capital Investors, through BA Capital Company, L.P. (“BA Capital”), currently owns approximately 840,000 shares of Cumulus’ publicly traded Class A Common Stock, and approximately 2 million shares of Cumulus’ nonvoting Class B Common Stock. An affiliate of BA Capital owns a majority of the equity of Aurora, and will receive approximately 9 million shares of nonvoting Class B Common Stock of Cumulus in the acquisition. Those shares convert into voting shares upon their transfer to another party or as otherwise permitted by FCC regulations.

      In connection with the proposed acquisition of Aurora, the Company entered into an escrow agreement pursuant to which the Company issued 770,000 shares of Class A Common Stock into an escrow account. These shares are presented as Issued Class A Common Stock Held in Escrow in the accompanying consolidated balance sheet at December 31, 2001. The shares placed in escrow will be released to Aurora if the related acquisition agreement is terminated under circumstances specified in the escrow agreement, otherwise, the shares placed in escrow will be released back to the Company upon consummation of the acquisition of Aurora.

DBBC, L.L.C.

      On December 17, 2001, we announced that we had entered into an Agreement and Plan of Merger with DBBC, L.L.C. in connection with the acquisition of three radio stations in Nashville, Tennessee. The agreement provides for us to issue 5.3 million shares of our Class A Common Stock, a warrant to purchase 0.3 million shares of additional Class A Common Stock and the assumption of approximately $21.0 million in liabilities of DBBC, L.L.C. in exchange for the stations. The DBBC, L.L.C. acquisition is subject to the approval of the shareholders of Cumulus, and of the Federal Communications Commission, as well as clearance under the Hart-Scott-Rodino Act and other customary closing conditions.

      DBBC, L.L.C. is principally controlled by Lewis W. Dickey, Jr., the Chairman, President and Chief Executive Officer of Cumulus, John W. Dickey, Executive Vice President of Cumulus, and their brothers David W. Dickey and Michael W. Dickey.

Industry Overview

      The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87%. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1991 and 2001, when total radio advertising revenue fell by approximately 3.1% and 8.0%, respectively, advertising revenue has generally risen in each of the past 16 years faster than both inflation and the gross national product.

      Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

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

      A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio-advertising sales on a national level. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on the revenue from the advertising they obtain.

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

Advertising Sales

      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 88%, 89% and 89% of our net broadcasting revenue was generated from the sale of local and regional advertising in 2001, 2000 and 1999, respectively. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

• Automotive Dealers	• Telecommunications	• Banking
• General Merchandise Retail	• Food Services and Drinking	• Arts and Entertainment
• Healthcare Services	• Food and Beverage Stores	• Furniture and Home Furnishings

      Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We employ a tiered commission structure to focus our individual sales staffs on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have also increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and (3) providing a higher level of service to our existing customer base. This requires larger sales staffs than most of the stations employ at the time they are acquired by Cumulus. We support our strategy of building local direct accounts by employing personnel in each of our markets to produce custom commercials that respond to the needs of our advertisers. In addition, in-house production provides advertisers greater flexibility in changing their commercial messages with minimal lead-time.

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

      We are also party to an agreement with Jeff McCluskey and Associates, Inc. (“McCluskey”) which commenced December 11, 1998 and which, as amended by letter agreement dated December 19, 2001, expires on December 31, 2002. Pursuant to the agreement, we have designated McCluskey as our exclusive music promotion representative for all of the stations licensed to the Company and its subsidiaries in certain specific programming formats identified in the agreement. Under the agreement, in exchange for the right to serve as our independent music promotion representative, McCluskey agrees to compensate the Company based upon an agreed upon annual rate per station, varying by programming format for the applicable programming formats represented by McCluskey. For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenues of $1.2 million, $1.1 million, and $0.9 million, respectively, in accordance with the rates per station specified in the agreement.

      The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings are limited in part by the format of a particular station. We estimate the optimal number of advertisements available for sale depending on the programming format of a particular station. Each of our stations has a general target level of on-air inventory that it makes available for advertising. This target level of inventory for sale may be different at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by some combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in the available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

•	a station’s share of audiences generally, and in the demographic groups targeted by advertisers (as measured by ratings surveys);

•	the supply of and demand for radio advertising time generally and for time targeted at particular demographic groups; and

•	certain additional qualitative factors.

      A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of ratings data.

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

      Our stations, including those to be acquired upon completion of the pending acquisitions, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media as discussed below. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower Broadcast Cash Flow for Cumulus.

      Factors that are material to a radio station’s competitive position include station brand identity and loyalty, management experience, the station’s local audience rank in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market by extensively researching and improving our stations’ programming, by implementing advertising campaigns aimed at the demographic groups for which our stations program and by managing our sales efforts to attract a larger share of advertising dollars for each station individually. However, we compete with some organizations that have substantially greater financial or other resources than we do.

      Changes in federal law and the FCC’s rules and policies, which became effective in 1996, permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of groups of commonly owned stations or joint arrangements such as LMAs may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services. Although we currently operate multiple stations in each of our markets and intend to pursue the creation of additional multiple station groups, our competitors in certain markets include operators of multiple stations or operators who already have entered into LMAs. We may also compete with other broadcast groups for the purchase of additional stations. Some of these groups are owned or operated by companies that have substantially greater financial or other resources than we do.

      Although the radio broadcasting industry is highly competitive, and competition is enhanced to some extent by changes in existing radio station formats and upgrades of power, among other actions, certain regulatory limitations on entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the multiple ownership rules regulating the number of stations that may be owned or programmed by a single entity. The multiple ownership provisions of the FCC’s rules have changed significantly as a result of the Telecom Act. For a discussion of FCC regulation and the provisions of the Telecom Act, see “— Federal Regulation of Radio Broadcasting.”

      Our stations also compete for advertising revenue with other media, including satellite radio (see below), newspapers, broadcast television, cable and satellite television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of broadcast signals and information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

      The FCC has authorized spectrum for the use of a new technology, satellite digital audio radio services (“satellite radio”), to deliver audio programming. The FCC has authorized two companies to provide such service. One of these companies recently launched its service, and the other has stated its intention of initiating service in the first quarter of 2002. Digital audio radio services may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time whether this digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

      The FCC also recently approved a new low power FM radio service, and has granted construction permits for low power FM stations to numerous applicants. Under this program, licenses to operate stations in this service are available only to persons or entities that do not currently own FM radio stations. We cannot predict what effect, if any, the implementation of these services will have on our operations. Low power FM radio stations may, however, cause interference to our stations and compete with our stations for listeners and advertising revenues.

      We cannot predict what other matters might be considered in the future by the FCC or the Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Employees

      At December 31, 2001, we employed approximately 2,400 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

      We generally employ one market manager for each radio market in which we own or operate stations. Each market manager is responsible for all employees of the market and for managing all aspects of the radio operations. On occasion, we enter into employment agreements with market managers to protect our interests in those relationships that we believe to be valuable. The loss of any one market manager could result in a short-term loss of performance in a market, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

Federal Regulation of Radio Broadcasting

      Introduction. The ownership, operation and sale of broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934 (the “Communications Act”). The Telecom Act amended the Communications Act to make changes in several broadcast laws and to direct the FCC to change certain of its broadcast rules. Among other things, the FCC grants permits and licenses to construct and operate radio stations; assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations and the operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcasting programming; and has the power to impose penalties for violations of its rules under the Communications Act.

      The following is a brief summary of certain provisions of the Communications Act, the Telecom Act and specific FCC rules and policies. This description does not purport to be comprehensive, and reference should be made to the Communications Act, the Telecom Act, the FCC’s rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcasting stations. Failure to observe the provisions of the Communications Act and the FCC’s rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short-term” (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties.

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

      The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned and operated stations as of 12/31/01, all pending station acquisitions operated under an LMA Agreement as of 12/31/01 and all pending station acquisitions not operated as of 12/31/01.

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

MIDWEST
Appleton Oshkosh, WI	WWWX FM	Oshkosh, WI	96.9	December 1, 2004	A	328	6.0	6.0
	WVBO FM	Winneconne, WI	103.9	December 1, 2004	C3	318	25.0	25.0
	WNAM AM	Neenah Menasha, WI	1280	December 1, 2004	B	N.A.	20.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2004	C	N.A.	1.0	1.0
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2005	C2	331	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2005	A	410	1.7	1.7
	WDBQ FM	Galena, IL	107.5	February 1, 2005	A	328	3.0	3.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2005	C	N.A.	1.0	1.0
	WJOD FM	Asbury, IA	103.3	February 1, 2005	C3	643	6.6	6.6
Bismarck, ND	KBYZ FM	Bismarck, ND	96.5	April 1, 2005	C	1001	100.0	100.0
	KACL FM	Bismarck, ND	98.7	April 1, 2005	C	1093	100.0	100.0
	KKCT FM	Bismarck, ND	97.5	April 1, 2005	C1	830	100.0	100.0
	KLXX AM	Mandan, ND	1270	April 1, 2005	B	N.A.	1.0	0.3
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2003	B	341	27.5	27.5
	WQXK FM	Salem, OH	105.1	October 1, 2003	B	430	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2003	D	N.A	1.0	0.0
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2005	C1	551	100.0	100.0
	KHAK FM	Cedar Rapids, IA	98.1	February 1,2005	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1,2005	C1	981	100.0	100.0
Faribault-Owatonna-Waseca, MN	KRFO AM	Owatonna, MN	1390	April 1,2005	B	N.A.	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1,2005	A	174	4.7	4.7
	KDHL AM	Faribault, MN	920	April 1,2005	B	N.A.	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2005	A	328	3.0	3.0
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2004	A	256	3.0	3.0
	WRSR FM	Owosso, MI	103.9	October 1, 2004	A	482	2.9	2.9
	WWCK FM	Flint, MI	105.5	October 1, 2004	B1	328	25.0	25.0
	WFDF AM	Flint, MI	910	October 1, 2004	B	N.A.	5.0	1.0
	WWCK AM	Flint, MI	1570	October 1, 2004	D	N.A.	1.0	0.1
Green Bay, WI	WOGB FM	Kaukauna, WI	103.1	December 1, 2004	C3	879	25.0	25.0
	WJLW FM	Allouez, WI	106.7	December 1, 2004	C3	509	25.0	25.0
	WXWX FM	Brillion, WI	107.5	December 1, 2004	A	328	6.0	6.0
	WQLH FM	Green Bay, WI	98.5	December 1, 2004	C1	499	100.0	100.0
	WDUZ AM	Green Bay, WI	1400	December 1, 2004	C	N.A.	1.0	1.0
Harrisburg, PA	WNNK FM	Harrisburg, PA	104.1	August 1, 2006	B	725	22.5	22.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2006	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2006	A	299	3.0	3.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WTCY AM	Harrisburg, PA	1400	August 1, 2006	C	N.A.	1.0	1.0
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2004	B	482	50.0	50.0
	WRKR FM	Portage, MI	107.7	October 1, 2004	B	489	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2004	B	N.A.	5.0	1.0
Monroe, MI	WTWR FM	Monroe, MI	98.3	October 1, 2004	A	466	1.4	1.4
Quad Cities, IA-IL	WXLP FM	Moline, IL	96.9	December 1, 2004	B	499	50.0	50.0
	KORB FM	Bettendorf, IA	93.5	February 1, 2005	A	896	6.0	6.0
	KBEA FM	Muscatine, IA	99.7	February 1, 2005	C1	318	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	February 1, 2005	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2005	B	N.A.	1.0	1.0
Rockford, IL	WROK AM	Rockford, IL	1440	December 1, 2004	B	N.A.	5.0	0.3
	WZOK FM	Rockford, IL	97.5	December 1, 2004	B	430	50.0	50.0
	WXXQ FM	Freeport, IL	98.5	December 1, 2004	B1	492	11.0	11.0
	WKMQ FM	Loves Park, IL	96.7	December 1, 2004	A	161	5.0	5.0
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2003	B	499	50.0	50.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2003	A	397	4.1	4.1
	WTOD AM	Toledo, OH	1560	October 1, 2003	B	N.A.	5.0	0.0
	WWWM FM	Sylvania, OH	105.5	October 1, 2003	A	390	4.3	4.3
	WLQR AM	Toledo, OH	1470	October 1, 2003	B	N.A.	1.0	1.0
	WXKR FM	Port Clinton, OH	94.5	October 1, 2003	B	630	30.0	30.0
	WRWK FM	Delta, OH	106.5	October 1, 2003	A	328	3.0	3.0
Topeka, KS	KDVV FM	Topeka, KS	100.3	August 1, 2005	C	984	100.0	100.0
	KMAJ FM	Topeka, KS	107.7	August 1, 2005	C	988	100.0	100.0
	KMAJ AM	Topeka, KS	1440	August 1, 2005	B	N.A.	5.0	1.0
	KTOP AM	Topeka, KS	1490	August 1, 2005	C	N.A.	1.0	1.0
	KQTP FM	St. Marys, KS	102.9	August 1, 2005	C2	318	50.0	50.0
	KWIC FM	Topeka, KS	99.3	August 1, 2005	A	292	6.0	6.0
Waterloo-Cedar Falls, IA	KKCV FM	Cedar Falls, IA	98.5	February 1, 2005	C3	423	15.1	15.1
	KOEL FM	Oelwein, IA	92.3	February 1, 2005	C	991	95.0	95.0
	KOEL AM	Oelwein, IA	950	February 1, 2005	B	N.A.	5.0	0.5
	KCRR FM	Grundy Center, IA	97.7	February 1, 2005	C3	407	16.0	16.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2003	C	N.A.	1.0	1.0
	WPIC AM	Sharon, PA	790	August 1, 2006	D	N.A.	1.0	0.0
	WYFM FM	Sharon, PA	102.9	August 1, 2006	B	604	33.0	33.0
	WHOT FM	Youngstown, PA	101.1	October 1, 2003	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2006	A	486	1.4	1.4
	WWIZ FM	Mercer, PA	103.9	August 1, 2006	A	299	3.0	3.0
SOUTHEAST
Albany, GA	WNUQ FM	Albany, GA	101.7	April 1, 2004	A	299	3.0	3.0
	WEGC FM	Sasser, GA	107.7	April 1, 2004	C3	328	25.0	25.0
	WALG AM	Albany, GA	1590	April 1, 2004	B	N.A.	5.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2004	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2004	C1	981	98.0	98.0
	WGPC AM	Albany, GA	1450	April 1, 2004	C	N.A.	1.0	1.0
	WQVE FM	Camilla, GA	105.5	April 1, 2004	A	276	6.0	6.0
	WWSG FM	Sylvester, GA	102.1	April 1, 2004	A	328	6.0	6.0
Columbus-Starkville, MS	WSSO AM	Starkville, MS	1230	June 1, 2004	C	N.A.	1.0	1.0
	WMXU FM	Starkville, MS	106.1	June 1, 2004	C2	502	40.0	40.0
	WSMS FM	Artesia, MS	99.9	June 1, 2004	C2	312	50.0	50.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WKOR FM	Columbus, MS	94.9	June 1, 2004	C2	492	50.0	50.0
	WKOR AM	Starkville, MS	980	June 1, 2004	B	N.A.	1.0	0.0
	WJWF AM	Columbus, MS	1400	June 1, 2004	C	N.A.	1.0	1.0
	WMBC FM	Columbus, MS	103.1	June 1, 2004	C2	755	22.0	22.0
Fayetteville, NC	WRCQ FM	Dunn, NC	103.5	December 1, 2003	C2	502	47.5	47.5
	WFNC FM	Lumberton, NC	102.3	December 1, 2003	A	269	3.0	3.0
	WFNC AM	Fayetteville, NC	640	December 1, 2003	B	N.A.	10.0	1.0
	WQSM FM	Fayetteville, NC	98.1	December 1, 2003	C1	830	100.0	100.0
	WKQB FM	Southern Pines, NC	106.9	December 1, 2003	C2	482	50.0	50.0
Florence, SC	WYNN FM	Florence, SC	106.3	December 1, 2003	A	325	6.0	6.0
	WYNN AM	Florence, SC	540	December 1, 2003	B	N.A.	0.3	0.2
	WYMB AM	Manning, SC	920	December 1, 2003	B	N.A.	2.3	1.0
	WCMG FM	Latta, SC	94.3	December 1, 2003	C3	502	10.5	10.5
	WHSC AM	Hartsville, SC	1450	December 1, 2003	C	N.A.	1.0	1.0
	WBZF FM	Hartsville, SC	98.5	December 1, 2003	A	328	3.0	3.0
	WFSF FM	Marion, SC	100.5	December 1, 2003	C3	354	21.5	21.5
	WMXT FM	Pamplico, SC	102.1	December 1, 2003	C2	479	50.0	50.0
	WWFN FM	Lake City, SC	100.1	December 1, 2003	A	433	3.3	3.3
Lexington, KY	WVLK AM	Lexington, KY	590	August 1, 2004	B	N.A.	5.0	1.6
	WVLK FM	Lexington, KY	92.9	August 1, 2004	C1	850	100.0	100.0
	WLTO FM	Nicholasville, KY	102.5	August 1, 2004	A	400	2.0	2.0
	WLRO FM	Richmond, KY	101.5	August 1, 2004	C3	541	10.0	10.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2004	A	794	1.0	1.0
Melbourne-Titus-Cocoa, FL	WHKR FM	Rockledge, FL	102.7	February 1, 2004	C2	492	50.0	50.0
	WAOA FM	Melbourne, FL	107.1	February 1, 2004	C1	486	100.0	100.0
	WAOA AM	Melbourne, FL	1560	February 1, 2004	D	N.A.	5.0	0.0
Mobile, AL	WYOK FM	Atmore, AL	104.1	April 1, 2004	C	1555	100.0	100.0
	WGOK AM	Mobile, AL	900	April 1, 2004	B	N.A.	1.0	0.4
	WBLX FM	Mobile, AL	92.9	April 1, 2004	C	1555	98.0	98.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2004	C2	548	40.0	40.0
	WDLT AM	Fairhope, AL	660	April 1, 2004	B	N.A.	10.0	0.0
	WAVH FM	Daphne, AL	106.5	April 1, 2004	C2	449	50.0	50.0
Montgomery, AL	WMSP AM	Montgomery, AL	740	April 1, 2004	B	N.A.	10.0	0.0
	WNZZ AM	Montgomery, AL	950	April 1, 2004	B	N.A.	1.0	0.4
	WMXS FM	Montgomery, AL	103.3	April 1, 2004	C	1096	100.0	100.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2004	C	1096	100.0	100.0
	WHHY FM	Montgomery, AL	101.9	April 1, 2004	C	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2004	B	N.A.	5.0	1.0
	WXFX FM	Prattville, AL	95.1	April 1, 2004	C2	476	50.0	50.0
Myrtle Beach, SC	WSYN FM	Georgetown, SC	106.5	December 1, 2003	C2	492	50.0	50.0
	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2003	A	328	6.0	6.0
	WIQB FM	Conway, SC	93.9	December 1, 2003	A	420	3.7	3.7
	WXJY FM	Georgetown, SC	93.7	December 1, 2003	A	328	6.0	6.0
	WJXY AM	Conway, SC	1050	December 1, 2003	B	N.A.	5.0	0.5
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2003	A	476	2.6	2.6
	WYAK FM	Surfside Beach, SC	103.1	December 1, 2003	C3	528	8.0	8.0
Nashville, TN	WQQK FM	Hendersonville, TN	92.1	August 1, 2004	A	462	3.0	3.0
	WNPL FM	Belle Meade, TN	106.7	August 1, 2004	A	774	1.1	1.1

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WRQQ FM	Goodlettsville, TN	97.1	August 1, 2004	C2	518	43	43
Pensacola, FL	WJLQ FM	Pensacola, FL	100.7	February 1, 2004	C	1555	100.0	100.0
	WCOA AM	Pensacola, FL	1370	February 1, 2004	B	N.A.	5.0	5.0
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2004	A	328	3.0	3.0
Savannah, GA	WJCL FM	Savannah, GA	96.5	April 1, 2004	C	1161	100.0	100.0
	WIXV FM	Savannah, GA	95.5	April 1, 2004	C1	856	100.0	100.0
	WSIS FM	Springfield, GA	103.9	April 1, 2004	A	328	6.0	6.0
	WBMQ AM	Savannah, GA	630	April 1, 2004	B	N.A.	5.0	5.0
	WEAS FM	Savannah, GA	93.1	April 1, 2004	C1	981	97.0	97.0
	WJLG AM	Savannah, GA	900	April 1, 2004	B	N.A.	4.4	0.2
	WZAT FM	Savannah, GA	102.1	April 1, 2004	C	1306	100.0	100.0
Tallahassee, FL	WHBX FM	Tallahassee, FL	96.1	February 1, 2004	C2	479	37.0	37.0
	WBZE FM	Tallahassee, FL	98.9	February 1, 2004	C1	604	100.0	100.0
	WHBT AM	Tallahassee, FL	1410	February 1, 2004	B	N.A.	5.0	0.0
	WGLF FM	Tallahassee, FL	104.1	February 1, 2004	C	1394	90.0	90.0
	WSLE FM	Cairo, GA	102.3	April 1, 2004	A	299	3.0	3.0
Wilmington, NC	WWQQ FM	Wilmington, NC	101.3	December 1, 2003	C2	545	40.0	40.0
	WGNI FM	Wilmington, NC	102.7	December 1, 2003	C1	981	100.0	100.0
	WMNX FM	Wilmington, NC	97.3	December 1, 2003	C1	883	100.0	100.0
	WKXS FM	Leland, NC	94.1	December 1, 2003	A	148	5.0	5.0
	WAAV AM	Leland, NC	980	December 1, 2003	B	N.A.	5.0	5.0
SOUTHWEST
Abilene, TX	KCDD FM	Hamlin, TX	103.7	August 1, 2005	C1	745	100.0	100.0
	KBCY FM	Tye, TX	99.7	August 1, 2005	C	984	98.0	98.0
	KFQX FM	Anson, TX	98.1	August 1, 2005	C2	492	50.0	50.0
	KHXS FM	Merkel, TX	102.7	August 1, 2005	C1	1148	66.0	66.0
Amarillo, TX	KZRK FM	Canyon, TX	107.9	August 1, 2005	C1	476	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2005	B	N.A.	1.0	0.2
	KARX FM	Claude, TX	95.7	August 1, 2005	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2005	B	N.A.	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2005	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2005	C1	699	100.0	100.0
Beaumont-Port Arthur, TX	KAYD FM	Beaumont, TX	97.5	August 1, 2005	C	1200	100.0	100.0
	KQXY FM	Beaumont, TX	94.1	August 1, 2005	C	1099	100.0	100.0
	KQHN AM	Nederland, TX	1510	August 1, 2005	B	N.A.	5.0	0.0
	KIKR AM	Beaumont, TX	1450	August 1, 2005	C	N.A.	1.0	1.0
	KTCX FM	Beaumont, TX	102.5	August 1, 2005	C2	492	50.0	50.0
	KLOI FM	Silsbee, TX	101.7	August 1, 2005	C3	472	11.0	11.0
Fayetteville, AR	KFAY FM	Bentonville, AR	98.3	June 1, 2004	C1	617	100.0	100.0
	KFAY AM	Farmington, AR	1030	June 1, 2004	B	N.A.	10.0	1.0
	KKEG FM	Fayetteville, AR	92.1	June 1, 2004	C3	548	7.6	7.6
	KAMO FM	Rogers, AR	94.3	June 1, 2004	C2	692	25.1	25.1
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2004	C1	476	100.0	100.0
	KZRA AM	Springdale, AR	1590	June 1, 2004	B	N.A.	2.5	0.1
	KDAB FM	Prairie Grove, AR	94.9	June 1, 2004	C2	761	21.0	21.0
Fort Smith, AR	KLSZ FM	Van Buren, AR	102.7	June 1, 2004	C3	476	12.0	12.0
	KOMS FM	Poteau, OK	107.3	June 1, 2005	C	1811	100.0	100.0
	KBBQ FM	Fort Smith, AR	100.7	June 1, 2005	C2	459	50.0	50.0
	KAYR AM	Van Buren, AR	1060	June 1, 2005	D	N.A.	0.5	0.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2005	C	1460	100.0	100.0
	KEKB FM	Fruita, CO	99.9	April 1, 2005	C	1542	79.0	79.0
	KMXY FM	Grand Junction, CO	104.3	April 1, 2005	C	1460	100.0	100.0
	KKNN FM	Delta, CO	95.1	April 1, 2005	C	1424	100.0	100.0
	KEXO AM	Grand Junction, CO	1230	April 1, 2005	C	N.A.	1.0	1.0
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2005	C3	410	16.6	16.6
	KOOC FM	Belton, TX	106.3	August 1, 2005	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2005	C3	558	8.6	8.6
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2005	C2	577	36.0	36.0
	KTEM AM	Temple, TX	1400	August 1, 2005	C	N.A.	1.0	1.0
Lake Charles, LA	KKGB FM	Sulphur, LA	101.3	June 1, 2004	C3	289	25.0	25.0
	KBIU FM	Lake Charles, LA	103.7	June 1, 2004	C1	469	100.0	100.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2004	C	1204	97.0	97.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2004	B	N.A.	1.0	1.0
Odessa-Midland, TX	KBAT FM	Midland, TX	93.3	August 1, 2005	C1	440	100.0	100.0
	KODM FM	Odessa, TX	97.9	August 1, 2005	C1	1000	100.0	100.0
	KNFM FM	Midland, TX	92.3	August 1, 2005	C	984	100.0	100.0
	KGEE FM	Monahans, TX	99.9	August 1, 2005	C1	574	98.0	98.0
	KMND AM	Midland, TX	1510	August 1, 2005	B	N.A.	2.4	0.0
	KRIL AM	Odessa, TX	1410	August 1, 2005	B	N.A.	1.0	1.0
	KKJW FM	Stanton, TX	105.9	August 1, 2005	C2	440	32.0	32.0
	KKLY FM	Pecos, TX	97.3	August 1, 2005	C1	413	100.0	100.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2004	C2	463	50.0	50.0
	KRMD FM	Shreveport, LA	101.1	June 1, 2004	C	1119	98.0	98.0
	KRMD AM	Shreveport, LA	1340	June 1, 2004	C	N.A.	1.0	1.0
	KBED FM	Shreveport, LA	102.9	June 1, 2004	C2	525	44.0	44.0
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2005	C1	830	100.0	100.0
	KQXC FM	Wichita Falls, TX	102.5	August 1, 2005	A	312	4.5	4.5
	KYYI FM	Burkburnett, TX	104.7	August 1, 2005	C	1017	100.0	100.0
	KOLI FM	Electra, TX	94.9	August 1, 2005	C2	492	50.0	50.0
NORTHEAST
Bangor, ME	WQCB FM	Brewer, ME	106.5	April 1, 2006	C	1079	98.0	98.0
	WBZN FM	Old Town, ME	107.3	April 1, 2006	C2	436	50.0	50.0
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2006	B	1030	11.5	11.5
	WEZQ FM	Bangor, ME	92.9	April 1, 2006	B	787	20.0	20.0
	WDEA AM	Ellsworth, ME	1370	April 1, 2006	B	N.A.	5.0	5.0
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2006	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	April 1, 2006	B	N.A.	1.0	0.5
Danbury, CT	WRKI FM	Brookfield, CT	95.1	April 1, 2006	B	636	29.5	29.5
	WAXB FM	Patterson, NY	105.5	April 1, 2006	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2006	D	N.A.	0.68	0.004
	WPUT AM	Brewster, NY	1510	June 1, 2006	B	N.A.	1.0	0.0
Newburgh-Middletown, NY	WALL AM	Middletown, NY	1340	June 1, 2006	C	N.A.	1.0	0.0
	WRRV FM	Middletown, NY	92.7	June 1, 2006	A	269	6.0	6.0
Poughkeepsie, NY	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2006	B	1538	4.4	4.4
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2006	A	626	1.6	1.6
	WRRB FM	Arlington, NY	96.9	June 1, 2006	A	1007	0.31	0.31
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2006	A	718	0.62	0.62

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WCZX FM	Hyde Park, NY	97.7	June 1, 2006	A	1030	0.30	0.30
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2006	B	N.A.	5.0	0.0
	WKNY AM	Kingston, NY	1490	June 1, 2006	C	N.A.	1.0	1.0
Westchester County, NY	WFAS AM	White Plains, NY	1230	June 1, 2006	C	N.A.	1.0	1.0
	WFAS FM	White Plains, NY	103.9	June 1, 2006	A	669	0.600	0.600
	WFAF FM	Mount Kisco, NY	106.3	June 1, 2006	A	440	1.4	1.4
WEST
Eugene-Springfield, OR	KUJZ FM	Creswell, OR	95.3	February 1, 2006	C3	1207	0.7	0.7
	KSCR AM	Eugene, OR	1320	February 1, 2006	D	N.A.	1.0	0.1
	KZEL FM	Eugene, OR	96.1	February 1, 2006	C	1093	100.0	100.0
	KUGN AM	Eugene, OR	590	February 1, 2006	B	N.A.	5.0	5.0
	KEHK FM	Brownsville, OR	102.3	February 1, 2006	C1	919	100.0	100.0
	KNRQ FM	Eugene, OR	97.9	February 1, 2006	C	1011	100.0	100.0
Oxnard-Ventura, CA	KVEN AM	Ventura, CA	1450	December 1, 2005	C	N.A.	1.0	1.0
	KHAY FM	Ventura, CA	100.7	December 1, 2005	B	1211	39.0	39.0
	KBBY FM	Ventura, CA	95.1	December 1, 2005	B	876	12.3	12.3
Santa Barbara, CA	KMGQ FM	Santa Barbara, CA	97.5	December 1, 2005	B	2920	16.0	16.0
	KKSB FM	Goleta, CA	106.3	December 1, 2005	A	827	0.2	0.2
	KRUZ FM	Santa Barbara, CA	103.3	December 1, 2005	B	2979	105.0	105.0

      We also own and operate five radio stations in various locations throughout the English-speaking Eastern Caribbean, including Trinidad, St. Kitts-Nevis, St. Lucia, Montserrat and Antigua-Barbuda, and we have been granted licenses for FM stations covering Barbados and Tortola, British Virgin Islands. These Eastern Caribbean stations are not regulated by the FCC.

      Regulatory Approvals. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors pertaining to the proposed licensee, including compliance with various rules limiting common ownership of media properties, financial qualifications of the licensee, the “character” of the licensee and those persons holding “attributable” interests in the licensee, and compliance with the Communications Act’s limitation on non-U.S. ownership, as well as compliance with other FCC rules and policies, including programming and filing requirements. The FCC also reviews the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity as discussed below. A petition to deny has been filed, and is currently pending against our acquisition of seven stations in the Columbus-Starkville, Mississippi market, alleging that the acquisition would result in excessive market concentration. Petitions to deny have also been filed and are currently pending against our sale of six stations in the Columbus, Georgia market and our purchase of one station in the Midland-Odessa, Texas market. See “— Antitrust and Market Concentration Considerations.” Based on these petitions, the FCC could take action to seek the termination of a local marketing agreement or halt the consummation of a transaction. The Company has responded to each such petition. The Company believes no risk of a material adverse impact on the operations of the Company taken as a whole exists related to actions which may be taken by the FCC on those petitions.

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

      The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of radio broadcast stations and television broadcast stations serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. The Telecom Act and the FCC’s broadcast multiple ownership rules also restrict the number of radio stations one person or entity may own, operate or control on a local level.

      None of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations or precludes consummation of our pending acquisitions, other than the pending acquisition of one radio station. These FCC rules and policies will limit the number of additional stations that we may acquire in the future in our markets.

      Because of these multiple and cross ownership rules, a purchaser of our voting stock which acquires an “attributable” interest in us (as discussed below) may violate the FCC’s rules if such purchaser also has an attributable or direct interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of Cumulus violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

      The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable,” or cognizable, interests held by a person or entity. A person or entity can have such an interest in a radio station, television station or daily newspaper by being an officer, director, partner, shareholder or, in certain cases, a debtholder of a company that owns that station or newspaper. Whether that interest is subject to the FCC’s ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and therefore subject to the FCC’s ownership rules.

      With respect to a corporation, officers, directors and persons or entities that directly or indirectly can vote 5% or more of the corporation’s stock (10% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers the corporation owns. As discussed below, a local marketing agreement with another station also may result in an attributable interest. See “— Local Marketing Agreements.”

      With respect to a partnership (or limited liability company), the interest of a general partner is attributable, as is the interest of any limited partner (or limited liability company member) who is “materially involved” in the media-related activities of the partnership (or limited liability company). Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, limited partnership or limited liability company interests where the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and where the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement, and minority (under 5%) voting stock, generally do not subject their holders to attribution, except that non-voting equity and debt interests which in the aggregate constitute 33% or more of a licensee’s total equity and debt capitalization are considered attributable in certain circumstances.

      Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” Broadcasters are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, but such complaints may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short-term” (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

      Local Marketing Agreements. A number of radio stations, including certain of our stations, have entered into what are commonly referred to as “local marketing agreements” or “time brokerage agreements” (collectively, “LMAs”). In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws, the Communications Act, and the FCC’s rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains ultimate responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies.

      A station that brokers substantial time on another station in its market or engages in an LMA with a station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s ownership rules, discussed above. As a result, a broadcast station may not enter into an LMA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC’s local multiple ownership rules.

      Proposed Changes. The FCC, in 1997, awarded two licenses for the provision of satellite-delivered digital audio radio services. One of the licensees has launched its service, and the other licensee has stated its intention of initiating service in the first quarter of 2002. Digital technology also may be used in the future by terrestrial radio broadcast stations either on existing or alternate broadcasting frequencies, and the FCC has stated that it will consider making changes to its rules to permit AM and FM radio stations to offer digital audio broadcasting following industry analysis of technical standards and has invited and received comments on a proposed system for terrestrial digital audio broadcasting.

      In January 2000, the FCC released a Report and Order adopting rules for a new low power FM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. The FCC has limited ownership and operation of low power FM stations to persons and entities which do not currently have an attributable interest in any FM station and has required that low power FM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for low power FM stations. We cannot predict what impact low power FM radio will have on our operations. Adverse effects of a new low power FM service on our operations could include interference with our stations, and competition by low power stations for listeners and revenues.

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

      The foregoing is a brief summary of certain provisions of the Communications Act, the Telecom Act and specific FCC rules and policies. This description does not purport to be comprehensive, and reference should be made to the Communications Act, the FCC’s rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

      Antitrust and Market Concentration Considerations. Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), by the Department of Justice or the Federal Trade Commission, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $50,000,000 or more. Most of our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR

Act may still be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The Department of Justice has reviewed numerous radio station acquisitions, where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

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

      In addition, where acquisitions would result in certain local radio advertising revenue concentration thresholds being met, the FCC staff has a policy of reviewing applications for proposed radio station acquisitions with respect to local market concentration concerns. The FCC places a specific notation on the public notices with respect to proposed radio station acquisitions that it believes may raise local market concentration concerns inviting public comment on such matters, and in some cases may request additional information with respect to such acquisitions. Such policy may help trigger petitions to deny and informal objections against FCC applications for certain pending acquisitions and future acquisitions. Specifically, the FCC staff has stated publicly that it will review proposed acquisitions with respect to local radio market concentration if publicly available sources indicate that, following such acquisitions, one party would receive 50% or more of the radio advertising revenues in such local radio market, or that any two parties would together receive 70% or more of such revenues, notwithstanding that the proposed acquisitions would comply with the station ownership limits in the Telecom Act and the FCC’s multiple ownership rules. The FCC has, from time to time, placed such notations on the public notices with respect to a number of Cumulus applications and has conducted such reviews with respect to certain of these applications. In addition, the FCC recently released a notice of proposed rulemaking undertaking a comprehensive examination of its rules and policies concerning local radio ownership, including its treatment of LMAs and joint sales agreements. The FCC also adopted an interim policy for processing applications which propose acquisitions that would result in advertising revenue concentrations meeting or exceeding the 50%/70% levels described above. This interim policy involves analysis by the FCC of a number of factors designed to determine the impact of the proposed acquisition on competition. The FCC has requested that we address these factors with respect to the pending acquisitions of stations in the Columbus-Starkville, Mississippi market and the sale of stations in the Columbus, Georgia market, and we have done so. We cannot predict what action the FCC may take as a result of this notice of proposed rulemaking, or the adoption of this interim policy, or what effect any such action might have on the Company. However, any adoption by the FCC of more restrictive policies regarding market concentration or LMAs could further limit the number of stations we are permitted to own or program in a single market, and could limit our ability to sell all of the stations we own in certain markets to a single purchaser, which could diminish the value of those markets to potential acquirers.

      Competitors have also filed petitions to deny which are currently pending before the FCC on the basis of market concentration or other alleged non-compliance with the Communications Act and FCC rules and policies against certain of the Company’s pending acquisitions and dispositions in three markets (Columbus-Starkville, Mississippi, Columbus, Georgia and Midland-Odessa, Texas). All such petitions and FCC concerns regarding market concentration must be resolved before FCC approval can be obtained and the acquisitions can be consummated. In addition, the FCC has recently proposed new rules to define a “market” for purposes of the local radio station ownership limits in the Telecom Act and the FCC’s multiple ownership rules, which if adopted potentially could reduce the number of stations that Cumulus would be allowed to acquire in some markets, and could limit our ability to sell all of the stations we own in certain markets to a single purchaser, which could diminish the value of those markets to potential acquirers.

Executive Officers of the Registrant

      The following table sets forth certain information with respect to the executive officers of the Company as of February 15, 2002:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	40	Chairman, President and Chief Executive Officer
Jonathon G. Pinch	53	Executive Vice President, Chief Operating Officer
Martin R. Gausvik	45	Executive Vice President, Chief Financial Officer and Treasurer
John W. Dickey	35	Executive Vice President

      Lewis W. Dickey, Jr. has served as our Chairman, President and Chief Executive Officer since December 2000, and as a Director since March 1998. Mr. Dickey was a founder and an initial investor in Cumulus Media, LLC through his interest in CML Holdings LLC and owns 75% of the outstanding equity interests of DBBC of Georgia, LLC, which was a Managing Member of Cumulus Media, LLC. He served as Executive Vice Chairman and a Director of Cumulus Media, LLC from its inception in April 1997 until its dissolution in June 1998. Mr. Dickey is the founder and was President of Stratford Research, Inc. from September 1985 to March 1998 and owns 25% of the outstanding capital stock of Stratford Research, Inc. Stratford Research, Inc. is a strategy consulting and market research firm advising radio and television broadcasters as well as other media related industries. From January 1988 until March 1998, Mr. Dickey served as President and Chief Operating Officer of Midwestern Broadcasting Corporation, which operated two stations in Toledo, Ohio that were acquired by the Company in November 1997. He also has an ownership interest (along with members of his family and others) in DBBC, L.L.C., which owns three stations in Nashville, Tennessee: WQQK-FM, WNPL-FM and WVOL-AM. Cumulus has entered into an agreement to acquire the broadcasting operations of DBBC, L.L.C., as described under “— Pending Transactions” above. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise — Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John W. Dickey.

      Jonathon G. Pinch has served as our Executive Vice President and Chief Operating Officer since December 2000. Mr. Pinch joined the Company effective December 1, 2000, after serving as the President of Clear Channel International Radio (“CCU International”) (NYSE:CCU). At rapidly growing CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the

United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30 year broadcast veteran and has previously served as Owner/ President WTVK-TV Ft Myers-Naples Florida, General Manager WMTX-FM/ WHBO-AM Tampa Florida, General Manager/ Owner WKLH-FM Milwaukee, GM WXJY Milwaukee.

      Martin R. Gausvik is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Gausvik joined the Company effective May 29, 2000 and is a 17-year veteran of the radio industry, having served as Vice President Finance for Jacor Communications from 1996 until the merger of Jacor’s 250 radio station group with Clear Channel Communications in May 1999. More recently, he was Executive Vice President and Chief Financial Officer of Latin Communications Group, the operator of 17 radio stations serving major markets in the Western U.S. Prior to joining Jacor, from 1984 to 1996, Mr. Gausvik held various accounting and financial positions with Taft Broadcasting, including Controller of Taft’s successor company, Citicasters.

      John W. Dickey is our Executive Vice President. Mr. Dickey has served as Executive Vice President of Stratford Research, Inc. since June 1988. He served as Director of Programming for Midwestern Broadcasting from January 1990 to March 1998 and is a partner in Stratford Research, Inc. and has an ownership interest (along with members of his family and Mr. Weening) in three stations in Nashville, Tennessee: WQQK-FM, WNPL-FM and WVOL-AM. Cumulus has entered into an agreement to acquire those stations, as described under “—Pending Transactions” above. Mr. Dickey also owns 25% of the outstanding capital stock of Stratford Research, Inc. and 25% of the outstanding equity interests of DBBC of Georgia, LLC. Mr. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. Dickey is the brother of Lewis W. Dickey, Jr.

Item 2.     Properties

      The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts of the station’s community of license or largest nearby community. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

      At December 31, 2001, the Company owned studio facilities in 33 markets and it owned transmitter and antenna sites in 36 markets. We lease additional studio and office facilities in 38 markets and additional transmitter and antenna sites in 34 markets. In addition, the Company leases corporate office space in Atlanta, GA. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns or leases substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

      No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.

Item 3.     Legal Proceedings

      The Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock are defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, pending in the United States District Court for the Eastern District of Wisconsin, is a class action on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seek unspecified damages. Specifically, plaintiffs allege that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On October 31, 2001, the parties executed a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock, subject to Court approval and the terms and conditions of the agreement. On November 30, 2001, the Company funded the cash portion of the settlement, all of which is held in an escrow account pending court approval of the settlement. Of the funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. It is expected that the final court approval of the settlement will be granted during the first half of 2002, following which 240,000 shares of Class A Common Stock will be issued.

      In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect.

Item 4.     Submission of Matters To a Vote of Security Holders

      During the fourth quarter, October 1, 2001 through December 31, 2001, there were no matters submitted to a vote of security holders.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of the Company’s Class A Common Stock, par value $.01 per share (the “Class A Common Stock”), have been quoted on the Nasdaq National Market under the symbol CMLS since the consummation of the initial public offering of the Company’s Class A Common Stock on July 1, 1998. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on the Nasdaq National Market, as reported in published financial sources.

Year	High	Low

1998
Third Quarter	$17.88	$7.75
Fourth Quarter	$17.25	$4.88
1999
First Quarter	$17.88	$9.75
Second Quarter	$21.88	$13.25
Third Quarter	$32.69	$20.00
Fourth Quarter	$53.00	$29.25
2000
First Quarter	$50.38	$13.06
Second Quarter	$14.63	$7.81
Third Quarter	$11.56	$4.06
Fourth Quarter	$7.00	$3.19
2001
First Quarter	$8.25	$3.75
Second Quarter	$13.95	$5.28
Third Quarter	$14.26	$6.06
Fourth Quarter	$16.35	$6.35
2002
First Quarter(through February 15, 2002)	$16.46	$14.60

      As of February 15, 2002, there were approximately 443 holders of record of the Class A Common Stock. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

      The Company has not declared or paid any cash dividends on its Class A Common Stock since its inception and does not currently anticipate paying any cash dividends on its Class A Common Stock in the foreseeable future. The Company intends to retain future earnings for use in its business. The Company is currently subject to restrictions under the terms of the $175.0 million senior credit facility (“Credit Facility”), the indenture (the “Indenture”) governing the $160.0 million of 10 3/8% Senior Subordinated Notes due 2008 (“Notes”) and the certificate of designations (the “Certificate of Designations”) governing the 13.75% Series A Cumulative Exchangeable Redeemable Preferred Stock (the “Series A Preferred Stock”) that limit the amount of cash dividends that may be paid on its Class A Common Stock. The Company may pay cash dividends on its Class A Common Stock in the future only if certain financial tests set forth in the Credit Facility, the Indenture and the Certificate of Designations are met and only if it fulfills its obligations to pay dividends to the holders of its Series A Preferred Stock.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated historical financial data presented below has been derived from the audited consolidated financial statements of Cumulus Media Inc. as of and for the years ended December 31, 2001,

2000, 1999, 1998 and as of and for the period from inception on May 22, 1997 to December 31, 1997. The consolidated historical financial data of Cumulus Media Inc. are not comparable from year to year because of the acquisition and disposition of various radio stations by the Company during the periods covered. This data should be read in conjunction with the audited, consolidated financial statements of Cumulus Media Inc. and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

					Period From
	Year	Year	Year	Year	Inception on
	Ended	Ended	Ended	Ended	May 22, 1997 to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2000	1999	1998	1997

Net revenues	$201,328	$225,911	$180,019	$98,787	$9,163
Station operating expenses excluding depreciation, amortization and LMA fees	141,598	191,336	133,328	72,154	7,147
Depreciation and amortization	50,585	44,003	32,564	17,113	1,671
LMA fees	2,815	4,825	4,165	2,404	—
Corporate general and administrative expenses (includes non-cash stock compensation expense of $0, $0, $0, $0 and $1,689, respectively)	15,180	18,232	8,204	5,607	2,965
Restructuring and other charges	6,781	16,226	—	—	—

Operating income (loss)	(15,631)	(48,711)	1,758	1,509	(2,620)
Net interest expense	28,716	26,055	22,877	13,178	837
Other income (expense), net	10,300	73,280	627	(2)	(54)
Loss before extraordinary item	(30,553)	(2,298)	(13,622)	(9,445)	(3,578)
Extraordinary loss on early extinguishment of debt	—	—	—	(1,837)	—
Net loss	(30,553)	(2,298)	(13,622)	(11,282)	(3,578)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium	17,743	14,875	23,790	13,591	274
Net loss attributable to common stockholders	$(48,296)	$(17,173)	$(37,412)	$(24,873)	$(3,852)
Basic and diluted loss per common share	$(1.37)	$(0.49)	$(1.50)	$(1.55)	$(0.31)
OTHER FINANCIAL DATA:
Broadcast Cash Flow(1)	$59,730	$34,575	$46,691	$26,633	$2,016
EBITDA(2)	44,550	16,343	38,487	21,026	740
Net cash provided by/(used in) operating activities	11,440	(14,565)	(13,644)	(4,653)	(1,887)
Net cash used in investing activities	(48,164)	(190,274)	(192,105)	(351,025)	(95,100)
Net cash (used in)/provided by financing activities	31,053	(3,763)	400,445	378,990	98,560
BALANCE SHEET DATA:
Total assets	$965,317	$966,901	$914,888	$514,363	$110,441
Long-term debt (including current portion)	320,018	285,228	285,247	222,767	42,801
Preferred stock subject to mandatory redemption	134,489	119,708	102,732	133,741	13,426
Stockholders’ equity	423,884	471,872	488,442	127,554	49,976

      (1) Broadcast cash flow consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

      (2) EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees and restructuring and impairment charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Form 10-K. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on us.

Overview

      The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

      For the period from our inception through December 31, 2001, we have purchased or entered into local marketing, management and consulting agreements with radio stations throughout the U.S. and Caribbean. The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements.

      As of December 31, 2001, we owned and operated 208 stations in 44 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 14 stations in 6 U.S. markets. We currently own five stations and have obtained a license to commence operations on one station in the Caribbean market. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the ninth largest radio broadcasting company in the U.S. by net revenues, based on our 2001 pro forma net revenues. We will own and operate a total of 245 radio stations in 51 U.S. markets upon FCC approval and consummation of all pending acquisitions and divestitures (exclusive of new market move-ins).

Advertising Revenue and Broadcast Cash Flow

      Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally twice or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

      The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements resulted in immaterial operating income during the years ended December 31, 2001, 2000 and 1999. We will seek to continue to minimize our use of trade agreements.

      Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. During the years ended December 31, 2001, 2000, and 1999 approximately 88%, 89%, and 89%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company.

      Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the second and fourth calendar quarters will generally produce the highest revenues for the year, with the exception of certain of our stations, such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all.

      Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local market management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate broadcast cash flow.

Results of Operations

      Management’s discussion and analysis of results of operations for the years ended December 31, 2001, 2000 and 1999 have been presented on a historical basis. Additionally, for net revenue, operating expenses, and operating income before depreciation and amortization we have included management’s discussion and analysis of results of operations on a pro forma basis.

Year Ended December 31, 2001 Versus the Year Ended December 31, 2000

      Net Revenues. Net revenues decreased $24.6 million, or 10.9%, to $201.3 million for the year ended December 31, 2001 from $225.9 million for the year ended December 31, 2000. This decrease was primarily attributable to the disposition of radio stations during fiscal 2000 and the first quarter of 2001 (approximately $16.5 million of the decrease), lower sales volume associated with the Company’s implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets (approximately $8.1 million of decrease), which has impacted the entire broadcast industry. The September 11, 2001 terrorist attacks in New York, NY, which significantly affected fourth quarter 2001 advertising sales, also contributed to the decrease in revenues versus the prior year.

      In addition, on a same station basis, net revenue for the 163 stations in 32 markets operated for at least a full year decreased $7.6 million or 5.4% to $131.7 million for the year ended December 31, 2001, compared to net revenues of $139.3 million for the year ended December 31, 2000. The decrease in same station net revenue was primarily the result of the Company’s implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets, which has impacted the entire broadcast industry, as well as the events of September 11, 2001, which significantly affected fourth quarter 2001 advertising sales.

      Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $49.7 million, or 26.0%, to

$141.6 million for the year ended December 31, 2001 from $191.3 million for the year ended December 31, 2000. This decrease was primarily attributable to 1) a decrease in the station portfolio due to the disposition of radio stations during fiscal 2000 and 2001 (approximately $12.5 million of decrease), 2) expense reductions achieved as a result of improved management control of cost of sales and other operating expense saving initiatives (approximately $18.2 million of decrease) and 3) a $19.0 million decrease in the amount of bad debt expense recognized in 2001 versus 2000. The provision for doubtful accounts was $4.8 million for the year ended December 31, 2001 as compared with $23.8 million for the year ended December 31, 2000. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.4% for the year ended December 31, 2001, as compared with 10.5% for the year ended December 31, 2000. The decrease in the provision for doubtful accounts as a percentage of revenue was the direct result of management’s implementation of stringent credit and collection policies that have yielded significantly lower levels of bad debt expense and accounts receivable write-off experience. The unusually high bad debt expense recorded in the prior year was primarily the result of the following factors: (1) the completion of the first and second phases of the asset exchange and sales transactions with Clear Channel Communications, and the coincidental loss of local employee incentive to enforce the collection of receivables in divested markets, (2) the detrimental effects of certain pre-existing credit and collection policies and sales employee compensation policies, (3) the significant turnover of management and sales force, including representatives who maintained relationships with trade debtors and had responsibility for ensuring collection of outstanding invoices, and (4) the overall declines in the U.S. economy.

      In addition, on a same station basis, for the 163 stations in 32 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $14.3 million, or 13.1%, to $94.7 million for the year ended December 31, 2001 compared to $109.0 million for the year ended December 31, 2000. For comparative purposes, the unusually high bad debt charge for 2000 (approximately $20.2 million) has been excluded from same station operating expenses for the year ended December 31, 2000. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

      Depreciation and Amortization. Depreciation and amortization increased $6.6 million, or 15.0%, to $50.6 million for the year ended December 31, 2001 compared to $44.0 million for the year ended December 31, 2000. This increase was primarily attributable to depreciation and amortization relating to radio station acquisitions consummated during 2001 and a full year of depreciation and amortization on radio station acquisitions consummated during 2000. Partially offsetting this increase was a reduction for depreciation and amortization of stations that were divested during 2001 and 2000.

      LMA Fees. LMA fees decreased $2.0 million, or 41.7%, to $2.8 million for the year ended December 31, 2001 from $4.8 million for the year ended December 31, 2000. This decrease was primarily attributable to the purchase of radio stations subsequent to December 31, 2000 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $3.1 million, or 16.7%, to $15.2 million for the year ended December 31, 2001 compared to $18.2 million for the year ended December 31, 2000. Certain unusual reorganization, severance and travel expenses along with unusually high audit and legal expenses incurred during the year ended December 31, 2000 primarily contributed to the increased corporate expenses in that year. The decrease in corporate general and administrative expense for 2001 was also attributable to the successful consolidation of the Company’s corporate offices, formerly located in Chicago, Illinois and Milwaukee, Wisconsin, to Atlanta, Georgia and the related cost savings associated with the elimination of duplicative corporate resources.

      Restructuring and Impairment Charges. Restructuring and impairment charges decreased $9.4 million, or 58.2%, to $6.8 million for the year ended December 31, 2001 from $16.2 million for the year ended December 31, 2000. During the quarter ended December 31, 2001, certain events and circumstances caused the Company to review the carrying amounts of the long-lived assets of its Caribbean operations. These events included the continued deterioration of the business climate in the English-speaking Caribbean, which has generated valuation declines of media-related enterprises in the area, and management’s determination that the Caribbean operations are not expected to generate the future cash flows that were projected in prior periods. Certain long-lived assets were determined to be impaired because the carrying amounts of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. The resulting impairment charges totaled $6.8 million, consisting of a $5.4 million charge to write off goodwill and the related broadcast license, and a $1.4 million charge to write down property and equipment. For the year ended December 31, 2001, net revenue and operating loss (prior to the impairment charge) of the Company’s Caribbean operations were $1.3 million and $0.9 million, respectively.

      During June 2000 the Company implemented two separate Board-approved restructuring programs to (i) focus the Company’s operations on its core business, radio broadcasting, by terminating several Internet service pilot projects and Internet infrastructure development projects, and (ii) make the Company’s corporate infrastructure more efficient and responsive to our markets by relocating effective October 1, 2000, all corporate services that had been conducted in Milwaukee, WI and Chicago, IL to Atlanta, GA.

      Total costs incurred as a result of the restructuring programs were $9.3 million, which included severance and related charges associated with the reduction in force, charges related to vacating leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

      In connection with the continued strategic initiative to focus on its core radio business, the Company also conducted a review of certain non-radio operations during the fourth quarter of 2000. This strategic review triggered an impairment review of the long-lived assets of these operations, and it was determined that the carrying value of certain long-lived assets exceeded the projected undiscounted future net cash flows expected to be generated by such assets. The estimated future net cash flows were estimated based on present levels of sales volume, because the Company does not expect to devote significant funding to the development of products and services provided by these non-radio operations in the future. Accordingly, the Company recorded a $6.9 million impairment write-down consisting of the following: (i) a $5.1 million impairment charge to write off goodwill of BSI, and (ii) a $1.8 million impairment charge to write off the net assets of its wholly owned subsidiary, The Advisory Board of Nevada. For the year ended December 31, 2000, net revenue and operating loss of BSI were $1.2 million and $5.7 million, respectively. For the year ended December 31, 2000, net revenue and operating loss of The Advisory Board of Nevada were $1.3 million and $0.5 million, respectively.

      Other Expense (Income). Interest expense, net of interest income, increased by $2.7 million, or 10.2%, to $28.7 million for the year ended December 31, 2001 compared to $26.1 million for the year ended December 31, 2000. This increase was primarily attributable to lower cash reserves and related decreases in interest income earned. The increase in the Company’s debt levels under its senior credit facility ($160.0 million as of December 31, 2001 versus $125.0 as of December 31, 2000) did not materially increase interest expense for the year ended December 31, 2001 due to decreasing interest rates on the respective outstanding debt amounts (5.2% effective interest rate as of December 31, 2001 versus 10.07% as of December 31, 2000).

      Other Income, net, decreased to $10.3 million for the year ended December 31, 2001 compared to $73.3 million in the prior year. Other Income, net, realized in the prior year, was primarily attributable to gains realized on the sale of assets. Other Income, net, realized in the current year is primarily the result of gains realized on asset sales during the year (approximately $19.9 million), offset by a $9.6 million charge recorded by the Company in connection with a proposed settlement of certain class action lawsuits.

      Income Tax Expense (Benefit). Income tax expense decreased by $4.3 million, to an income tax benefit of $3.5 million for the year ended December 31, 2001, compared to income tax expense of $0.8 million for the year ended December 31, 2000. This decrease was primarily attributable to a larger loss before income taxes along with a $15.0 million book versus tax gain difference realized on assets sold in January 2001. The book versus tax gain difference contributed to a significantly lower effective tax rate for the current year.

      Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock increased $2.9 million, or 19.3%, to $17.7 million for the year ended December 31, 2001 compared to $14.9 million for the year ended December 31, 2000. This increase was attributable to (1) increased dividends resulting from increasing levels of the Company’s Series A Preferred Stock ($2.2 million of increase), (2) dividends associated with the Company’s issuance of Series B Preferred Stock in October 2000 ($0.3 million of increase) and (3) the accretion of $0.4 million, representing the remaining unamortized original issue costs, recognized as a result of the Company’s redemption of all of the outstanding Series B Preferred Stock during the quarter ended December 31, 2001.

      Net Loss Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders increased $31.1 million, or 181.2%, to $48.3 million for the year ended December 31, 2001 compared to $17.2 million for the year ended December 31, 2000.

      Broadcast Cash Flow. As a result of the factors described above, Broadcast Cash Flow increased $25.2 million, or 72.8%, to $59.7 million for the year ended December 31, 2001 compared to $34.6 million for the year ended December 31, 2000. Broadcast cash flow consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

      EBITDA. As a result of the factors described above, EBITDA increased $28.2 million, or 172.6%, to $44.6 million for the year ended December 31, 2001 compared to $16.3 million for the year ended December 31, 2000. EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees and restructuring and impairment charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

      Intangible Assets. Intangible assets, net of amortization, were $791.9 million and $763.0 million as of December 31, 2001 and 2000, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during 2001 is attributable to acquisitions during the period, less the net dispositions in the asset exchange and sale transaction with Clear Channel. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2001, the Company recognized a gain of approximately $16.0 million as a result of the asset exchange and sale transaction with Clear Channel Communications. The Company also recognized similar gains in fiscal 2000. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Pro Forma — Year Ended December 31, 2001 Versus the Year Ended December 31, 2000

      The pro forma results for 2001 compared to 2000 presented below assume that the 221 radio stations in 45 markets owned or operated by the Company for any portion of 2001 were acquired effective January 1, 2000. The pro forma analysis presented below excludes 1) the performance of non-radio subsidiaries Advisory Board of Nevada, Inc. and Broadcast Software International, 2) start-up operating expenses incurred in the Houston market during the fourth quarter of 2001, 3) the unusual bad debt expense recorded by the Company for the year ended December 31, 2000, and 4) the results of the Aurora Communications, LLC, DBBC, L.L.C. and certain other pending acquisitions that were not operated by the Company during 2001 (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2000

Net revenues	$199,472	$210,687
Station operating expenses excluding depreciation and amortization and LMA fees	137,635	155,160

Broadcast Cash Flow	$61,837	$55,527

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Twelve Months Ended December 31, 2001				Twelve Months Ended December 31, 2000

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net Revenue	$201,328	$(1,856	)(1)	$199,472	$225,911	$(15,224	)(3)	$210,687
Station operating expenses excluding depreciation and amortization and LMA fees	141,598	(3,963	)(2)	137,635	191,336	(36,176	)(4)	155,160

Broadcast Cash Flow	$59,730	$2,107		$61,837	$34,575	$20,952		$55,527

(1)	Reflects elimination of revenues from divested markets or businesses ($1.0 million of decrease) and Broadcast Software International ($0.9 million of decrease).

(2)	Reflects elimination of operating expenses from divested markets or businesses ($1.7 million of decrease), Broadcast Software International ($1.5 million of decrease) and start-up operating expenses in Houston market ($0.8 million of decrease).

(3)	Reflects an increase in revenues for acquisitions offset by an elimination of revenues from divested markets or businesses ($14.0 million of decrease) and the elimination of revenue associated with Broadcast Software International ($1.2 million of decrease).

(4)	Reflects an increase in expenses for acquisitions offset by an elimination of expenses from divested markets or businesses ($11.8 million of decrease), the elimination of an unusual bad debt charge incurred in fiscal 2000 ($22.9 million of decrease) and the elimination of expenses associated with Broadcast Software International ($1.5 million).

      Broadcast cash flow consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

      Pro forma net revenues for the year ended December 31, 2001 decreased 5.3% to $199.5 million. Pro forma station operating expenses excluding depreciation, amortization and LMA fees for the year ended December 31, 2001 decreased 11.3% to $137.6 million from $155.2 million for the year ended December 31, 2000. The decrease in pro forma net revenues from 2000 to 2001 is due to lower sales volume associated with the Company’s implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets, which has impacted the entire broadcast industry. The majority of the decrease in pro forma station operating expenses excluding depreciation, amortization and LMA fees is due to expense reductions achieved as a result of improved management control of cost of sale and other operating expense saving initiatives.

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

      Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $58.0 million, or 43.5%, to $191.3 million for the year ended December 31, 2000 from $133.3 million for the year ended December 31, 1999. This increase was primarily attributable to the acquisition of radio stations during the year ended December 31, 2000 (approximately $14.6 million of increase), operating certain radio stations acquired in 1999 for a full twelve months (approximately $5.5 million of increase), as well as the recognition of unusual bad debt expense of approximately $20.2 million. The unusually high bad debt expense recorded for the year ended December 31, 2000 was primarily the result of the following factors: (1) the completion of the first and second phases of the asset exchange and sales transactions with Clear Channel Communications, and the coincidental loss of local employee incentive to enforce the collection of receivables in divested markets, (2) the detrimental effects of certain pre-existing credit and collection policies and sales employee compensation policies, (3) significant turnover of management and sales force, including representatives who maintained relationships with trade debtors and had responsibility for ensuring collection of outstanding invoices, and (4) overall declines in the U.S. economy. During the third quarter of 2000, the Company implemented a new credit and collection policy across all markets designed to ensure uniform procedures for the extension of credit and the collection of receivables. The management team has also created incentives for the Company’s sales personnel in each of our markets to collect delinquent accounts receivable.

      In addition, on a same station basis, for the 160 stations in 30 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $4.6 million, or 5.0%, to $96.9 million for the year ended December 31, 2000 compared to $92.3 million for the year ended December 31, 1999. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to the increased variable selling costs associated with additional same station net revenue discussed above (approximately $4.4 million of increase).

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

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $10.0 million, or 122.2%, to $18.2 million for the year ended December 31, 2000 compared to $8.2 million for the year ended December 31, 1999. The increase in corporate general and administrative expense was primarily attributable to corporate resources added during 2000 to effectively manage the Company’s new structure and growing radio station portfolio; plus special charges relative to the termination of employees and employee moving expense (approximately $1.4 million of increase), an aircraft lease which was also terminated (approximately $0.5 million of increase) and increased audit, legal, and insurance fees (approximately $0.2 million of increase).

      Restructuring and Impairment Charges. During June 2000 the Company implemented two separate Board-approved restructuring programs to (i) focus the Company’s operations on its core business, radio broadcasting, by terminating several Internet service pilot projects and Internet infrastructure development projects, and (ii) make the Company’s corporate infrastructure more efficient and responsive to our markets by relocating, effective October 1, 2000, all corporate services currently conducted in Milwaukee, WI and Chicago, IL to Atlanta, GA.

      Total costs incurred as a result of the restructuring programs were $9.3 million, which included severance and related charges associated with the reduction in force, charges related to vacating leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

      In connection with the continued strategic initiative to focus on its core radio business, the Company also conducted a review of certain non-radio operations during the fourth quarter of 2000. This strategic review triggered an impairment review of the long-lived assets of these operations, and it was determined that the carrying value of certain long-lived assets exceeded the projected undiscounted future net cash flows expected to be generated by such assets. The estimated future net cash flows were estimated based on present levels of sales volume, because the Company does not expect to devote significant funding to the development of products and services provided by these non-radio operations in the future. Accordingly, the Company recorded a $6.9 million impairment write-down consisting of the following: (i) a $5.1 million impairment charge to write off goodwill of BSI, and (ii) a $1.8 million impairment charge to write off the net assets of its wholly owned subsidiary, The Advisory Board of Nevada. For the year ended December 31, 2000, net revenue and operating loss of BSI were $1.2 million and $5.7 million, respectively. For the year ended December 31, 2000, net revenue and operating loss of The Advisory Board of Nevada were $1.3 million and $0.5 million, respectively.

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

      Income Tax Expense (Benefit). Income tax expense increased by $7.7 million to $0.8 million for the year ended December 31, 2000 compared with an income tax benefit of $6.9 million for the year ended December 31, 1999. This increase was primarily attributable to deferred tax expense on the Company’s third and fourth quarter gain on sales of stations incurred as a result of the completion of the asset sales with Clear Channel Communications.

      Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, accretion of discount and premium on redemption of preferred stock decreased $8.9 million, or 37.4%, to $14.9 million for the year ended December 31, 2000 compared to $23.8 million for the year ended December 31, 1999. This decrease was attributable to the redemption of 43,750 shares of the Company’s Series A Preferred Stock on October 1, 1999. The fair value of common stock purchase warrants was recognized in the fourth quarter of 2000 as a deemed dividend on the Series B Preferred Stock, increasing the net loss attributable to common stockholders’ by $0.1 million.

      Net Loss Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders decreased $20.2 million, or 54.0%, to $17.2 million for the year ended December 31, 2000 compared to $37.4 million for the year ended December 31, 1999.

      Broadcast Cash Flow. As a result of the factors described above, Broadcast Cash Flow decreased $12.1 million, or 25.9%, to $34.6 million for the year ended December 31, 2000 compared to $46.7 million for the year ended December 31, 1999. Broadcast cash flow consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

      EBITDA. As a result of the factors described above, EBITDA decreased $22.2 million, or 57.7%, to $16.3 million for the year ended December 31, 2000 compared to $38.5 million for the year ended December 31, 1999. EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees and restructuring and impairment charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

Pro Forma — Year Ended December 31, 2000 Versus the Year Ended December 31, 1999

      The pro forma results for 2000 compared to 1999 presented below assume that the 225 radio stations owned or operated by the Company for any portion of 2000 were acquired effective January 1, 1999. The pro forma analysis presented below also excludes the unusual bad debt expense recorded by the Company for the year ended December 31, 2000 (See also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended	Year Ended
	December 31,	December 31,
	2000	1999

Net revenues	$218,011	$214,402
Station operating expenses excluding depreciation and amortization and LMA fees	163,430	156,128

Broadcast Cash Flow	$54,581	$58,274

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Twelve Months Ended December 31, 2000				Twelve Months Ended December 31, 1999

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net Revenue	$225,911	$(7,900	)(1)	$218,011	$180,019	(34,383	)(3)	$214,402
Station operating expenses excluding depreciation and amortization and LMA fees	191,336	(27,906	)(2)	163,430	133,328	(22,800	)(4)	156,128

Broadcast Cash Flow	$34,575	$20,006		$54,581	$46,691	$11,583		$58,274

(1)	Reflects an increase in revenues for acquisitions offset by an elimination of revenues from divested markets or businesses

(2)	Reflects an increase in expenses for acquisitions offset by an elimination of expenses from divested markets or businesses ($5.0 million of decrease) and the elimination of an unusual bad debt charge incurred in fiscal 2000 ($22.9 million of decrease)

(3)	Reflects an increase in revenues for acquisitions offset by an elimination of revenues from divested markets or businesses

(4)	Reflects an increase in expenses for acquisitions offset by an elimination of expenses from divested markets or businesses

      Broadcast cash flow consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

      Pro forma net revenues for the year ended December 31, 2000 increased 1.7% to $218.0 million. Pro forma station operating expenses excluding depreciation, amortization and LMA fees for the year ended December 31, 2000 increased 4.7% to $163.4 million. The majority of the increase in pro forma net revenues from 1999 to 2000 is due to an increase in political billings due to the 2000 elections as well as improved spot utilization. The majority of the increase in pro forma station operating expenses excluding depreciation, amortization and LMA fees is due to increased general and administrative costs associated with the growing station platform as well as increased selling costs associated with increasing pro forma net revenue.

Seasonality

      The Company expects that its operations and revenues will be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of the Company’s business reflects the adult orientation of the Company’s formats and relationship between advertising purchases on these formats with the retail cycle. This seasonality causes and will likely continue to cause a variation in the Company’s quarterly operating results. Such variations could have an effect on the timing of the Company’s cash flows.

Liquidity and Capital Resources

      Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future is expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company’s present cash positions and availability under its existing Credit Facility will be sufficient to meet our capital needs through March 31, 2002. We have entered into a commitment letter pursuant to which a group of banks have committed to provide credit facilities for up to $350.0 million, on the terms and conditions set forth in the commitment letter. We expect to complete this new financing, subject to the negotiation of definitive documents, prior to the end of March 2002, concurrently with completing our acquisitions of Aurora Communications and DBBC. We intend to use approximately $160.0 million to repay all amounts owing under our existing Credit Facility, and $114.0 million to repay the indebtedness being assumed in connection with, together with the cash portions of the purchase price for, the acquisitions of Aurora Communications and DBBC, and other costs and expenses related to those acquisitions. The facilities are expected to include (1) $100.0 million in the form of a reducing credit facility, a portion of which will be available in the form of letters of credit; (2) $100.0 million in the form of a term loan facility; and (3) $150.0 million in the form of a second term loan facility. While we do not expect that the terms of the definitive financing documents will differ materially from the terms and conditions of the commitment letter, we will not be able to consummate either acquisition if we are unable to complete the financing on terms acceptable to us. We believe that the proceeds of the new credit facility will be sufficient to complete the pending acquisitions and meet the Company’s working capital and other funding needs for the foreseeable future. However, the ability of the Company to complete its pending acquisitions is dependent upon on our ability to obtain additional equity or debt financing. There can be no assurance that we will be able to obtain such financing on the terms, and on the timetable, currently contemplated.

      For the year ended December 31, 2001, net cash provided by operations increased $26.0 million, to $11.4 million, from net cash used in operations of $14.6 million for the year ended December 31, 2000. This increase was due primarily to the maturing of our markets and increased focus on managing our current properties.

      For the year ended December 31, 2001, net cash used in investing activities decreased $142.1 million, to $48.2 million, from $190.3 million for the year ended December 31, 2000. This decrease was due primarily to a lower level of acquisition activity in the current year as compared to the prior year and cash proceeds received in connection with the completion of the third and final phase of the asset exchange and sale transactions with Clear Channel. Cash proceeds from the first and second phases of the Clear Channel asset exchange and sale transactions in 2000 were received in a restricted escrow account and were remitted directly to the seller of replacement properties acquired by the company.

      For the year ended December 31, 2001, net cash provided by financing activities was $31.1 million, compared to net cash used in financing activities of $3.8 million during the year ended December 31, 2000. Net cash provided by financing activities in the current year was primarily the result of borrowings under the Company’s credit facility. Net cash used during the prior year was the result of the payment of cash dividends on the Company’s Series A Preferred Stock. For the year ended December 31, 2001, such dividends were paid in kind, in the form of additional shares, to holders of the preferred stock.

      Historical Acquisitions. During the year ended December 31, 2001, the Company completed the acquisition of 26 radio stations with an aggregate purchase price of $188.1 million. These transactions include the assets acquired pursuant to the asset exchange and sales transactions described below.

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

      Pending Acquisitions. As of December 31, 2001, the Company was a party to various agreements to acquire 37 stations across 13 markets for an aggregate purchase price of approximately $344.9 million in cash and stock. Between January 1, 2002 and February 15, 2002, the Company closed on the acquisition of 3 stations in 2 markets representing $7.4 million in purchase price. We intend to fund the cash portion of the pending acquisitions, which is expected to approximate $131.2 million, with cash on hand, the proceeds of our Credit Facility or future credit facilities, and other to be identified sources. The Company believes it will need additional funding, above cash on hand and availability under its current Credit Facility, of approximately $135.0 million to complete the currently pending acquisitions. The Company has entered into a commitment letter with a group of banks to provide the additional financing to finance those acquisitions. The financing arrangements are subject to negotiation of definitive documentation and final terms and conditions. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. There can be no assurance that the Company will be able to obtain such financing. As of December 31, 2001, $6.6 million of escrow deposits were outstanding related to pending transactions. Subsequent to December 31, 2001, $2.3 million of deposits were applied toward transactions completed. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could be liable for approximately $4.3 million in purchase price.

      We expect to consummate most of our pending acquisitions during 2002, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In three of the markets in which there are pending acquisitions petitions to deny have been filed against the Company’s FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company’s ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

      Dispositions. In addition to the assets sold as part of the Clear Channel and Next Media transactions discussed above, we completed the sale of 8 radio stations in 4 markets during 2001 for $9.3 million in cash.

      Sources of Liquidity. We have historically financed our acquisitions primarily through cash generated from operations, the proceeds from debt and equity financings and the proceeds from the asset divestitures mentioned above.

      Our Credit Facility provides for aggregate principal borrowings of $174.2 million as of December 31, 2001 and consists of a seven-year revolving credit facility of $49.4 million, an eight-year term loan facility of $74.8 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility was reduced by 1.25% or $0.6 million on December 31, 2001 and will be automatically reduced by 5% of the initial aggregate principal amount ($50.0 million) in fiscal year 2002, 6.25% in fiscal year 2003, 12.5% in fiscal 2004, 30% in fiscal year 2005 and 45% in fiscal year 2006. As of December 31, 2001 and January 31, 2002 $159.8 million was outstanding under the Credit Facility.

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

      On April 12, 2000 the Company received a waiver from its lenders that waived any defaults or events of default arising under the Credit Facility arising from the requirement that the annual financial statements for 1998 previously furnished to the lenders, and the quarterly financial statements for the third and fourth quarters of 1998 and the first, second and third fiscal quarters of fiscal 1999 previously furnished to the Lenders be complete and accurate and all material respects and be prepared in accordance with GAAP applied consistently throughout the periods reflected therein. The waiver resulted from the Company’s restatement of its income tax benefit and deferred tax liabilities for the periods referenced above.

      On July 25, 2000, the Company received a waiver from its lenders that, among other things, 1) waived certain requirements related to acquisitions in the Credit Facility to the extent necessary to complete the acquisition of radio broadcast assets from subsidiaries of Clear Channel Communications as provided in the asset exchange and sale agreements referenced above; and 2) waived the requirements of the Credit Facility to the extent necessary to permit the asset sales and exchanges with subsidiaries of Clear Channel Communications referenced above; and 3) waived the requirements of the Credit Facility to the extent necessary to permit investments made prior to July 21, 2000 by the Company or any of its subsidiaries in an aggregate amount up to $58.7 million in connection with the proposed acquisition by the Cumulus subsidiaries of certain radio broadcast assets to the extent such investments would not otherwise be permitted by the Credit Facility. The waiver also modified the interest coverage ratio requirement for the four consecutive fiscal quarters ending June 30, 2000 to a ratio of no less than 1.50 to 1.00 and waived any default or event of default arising from any non-compliance with the interest coverage ratio that may have occurred as of June 30, 2000. Finally, the waiver required $91.5 million of proceeds from the Asset Exchange and Sale transactions with Clear Channel be placed in escrow pursuant to an escrow agreement.

      On August 29, 2000 the Company’s ability to borrow under a $50.0 million revolving credit facility that would convert to a seven-year term loan expired in accordance with the terms of the Credit Facility. The Company did not seek reinstatement of this facility.

      On September 27, 2000, the Company and its lenders under the Credit Facility entered into the Third Amendment, Consent and Waiver to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the “Third Amendment”). The Third Amendment allowed the Company to complete the second and third phases of the asset exchange and sale with Clear Channel Communications, the acquisitions of radio station assets from Connoisseur Communications Partners, L.P., Cape Fear Broadcasting and McDonald Media Inc. subject to the satisfaction of renegotiated financial covenants. The Third Amendment also modified the financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio, the consolidated interest coverage ratio, and the consolidated fixed charge coverage ratio commencing with the trailing four quarterly periods ended September 30, 2000. In addition to modifying certain financial covenants, the methodology for the calculation of these covenants was also modified. In consideration for entering into the Third Amendment, the Company paid the administrative agent a fee in the amount of $0.9 million and paid the lenders a fee of $0.8 million. In addition, the applicable maximum Eurodollar Loan margin on Revolving Credit Loans was increased from 3.00% to 3.25%; the applicable maximum Eurodollar Loan margin on Term Loan B Loans was increased from 3.000% to 3.375%; and the applicable maximum Eurodollar Loan margin on Term Loan C Loans was increased from 3.125% to 3.50%. A copy of the Third Amendment was filed with the Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

      On May 11, 2001, the Company and its lenders under the Credit Facility entered into the Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the “Fourth Amendment”). The Fourth Amendment modified certain financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio and the consolidated interest coverage ratio. In consideration for entering into the Fourth Amendment, the Company agreed to pay the administrative agent a fee in the amount of $0.5 million, 50% of which was paid as of the effective date of the amendment. Of the remaining portion of the administrative agent fee, 25% was paid in September 2001 and the final 25% was paid on December 31, 2001. The Company also paid the lenders a fee in the amount of $0.4 million.

      On May 21, 2001, the Company borrowed $40.0 million under its seven-year $50.0 million revolving credit facility. Proceeds from this borrowing were used to purchase stations during the quarter and to satisfy operating cash needs. As of December 31, 2001, $35.0 million was outstanding under the revolving credit facility.

      The Company’s obligations under its Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company’s direct and indirect domestic subsidiaries, except the capital stock of Broadcast Software International, Inc. (“BSI”) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI and are required to be guaranteed by any additional subsidiaries acquired by Cumulus.

      Both the revolving credit and term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Base Rate (as defined under the terms of our Credit Facility, 4.75% as of December 31, 2001) plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 1.92% as of December 31, 2001) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At December 31, 2001 the Company’s effective interest rate on term loan and revolving credit loan amounts outstanding under the Credit Facility was 5.20%.

      A commitment fee calculated at a rate ranging from 0.375% to 0.75% per annum (depending upon the Company’s utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility are payable quarterly in arrears. In addition, a fronting fee of 0.125% is payable quarterly to the issuing bank.

      The eight-year term loan borrowings are repayable in quarterly installments. On December 31, 2001, the Company made the first quarterly installment payment of $0.2 million. The scheduled annual amortization beyond December 31, 2001 is $0.8 million for each of fiscal 2002, 2003, 2004 and 2005, $18.4 million for fiscal 2006 and $53.4 million for fiscal 2007. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The amount available under the seven-year revolving credit facility will be automatically reduced in quarterly installments as described above and in the Credit Facility. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

      Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At December 31, 2001, the Company was in compliance with such financial and operating covenants.

      The terms of the Credit Facility contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the agreement governing the Credit Facility and related documents, cross default under other agreements or conditions relating to indebtedness of Cumulus or the Company’s restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the credit facility, the majority of the lenders are able to declare all amounts under our Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively, upon an event of default.

      The Indenture and the Certificates of Designation limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to up to a maximum of $150.0 million. As of December 31, 2001, we are restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificates of Designation. Under the Indenture and Certificates of Designation, as of December 31, 2001, we would be permitted to incur approximately $18.9 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the $150.0 million maximum basket included in the Indenture referred to above.

      We have issued $160.0 million in aggregate principal amount of our Notes. The Notes are general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the Notes is payable semi-annually in arrears.

      We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until December 31, 2001, we issued an additional $54.8 million in shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999. On October 1, 1999, the Company redeemed 43,750 shares of its Series A Preferred Stock for $51.3 million, including redemption premium of $6.0 million and accrued but unpaid dividends of $1.5 million.

      The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends.

      On December 30, 2001, the Company redeemed all of its outstanding shares of Series B Preferred Stock, which were comprised of 250 shares issued on October 2, 2000 plus 38 shares issued in kind through the date of redemption, for $2.9 million in cash.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      As of December 31, 2001, the Company has made the determination that its deferred tax assets, the primary component of which is the Company’s net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities that are anticipated to reverse during the carryforward period. Accordingly, the Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      The Company has significant intangible assets recorded in its accounts. Certain of the Company’s stations operate in highly competitive markets. The Company determines the recoverability of its intangible assets by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. Future adverse changes in listenership patterns on its stations, industry trends and existing competitive pressures could result in a material impairment of its intangible assets in the future.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2001 (dollars in thousands):

Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$320,018	$775	$1,557	$19,194	$298,492
Acquisition obligations	131,189	131,189	—	—	—
Operating leases	28,753	6,124	9,478	6,808	6,343
Other operating contracts	10,597	4,947	5,650	—	—

Total Contractual Cash Obligations	$490,557	$143,035	$16,685	$26,002	$304,835

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years

Letter of Credit(1)	$3,905	$630	$—	$3,275	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

      The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

      Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill.

The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

      As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $162.6 million and unamortized identifiable intangible assets in the amount of $626.5 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other identifiable intangible assets for which amortization will stop upon the adoption of SFAS No. 142 was $33.3 million and $25.8 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate whether the Company will incur any transition impairment losses related to its identifiable intangible assets or goodwill.

      When amortization of the Company’s broadcast licenses is ceased on January 1, 2002 due to the adoption of SFAS No. 142, the reversal of deferred tax liabilities relating to those intangible assets will no longer be assured within the Company’s net operating loss carry-forward period. Accordingly, the Company expects to take a non-cash charge of approximately $60.0 million to income tax expense during the quarter ended March 31, 2002 to establish a valuation allowance against the Company’s deferred tax assets.

      In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

Intangibles

      As of December 31, 2001, approximately 82.0% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.

      Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

Risk Factors

      Many statements contained in Item 7 and elsewhere in this report are forward-looking in nature. These statements are based on current plans, intentions or expectations and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. Among the factors that could cause actual results to differ are the following:

We Face Many Unpredictable Business Risks Which Could Have a Material Adverse Effect On Our Future Operations.

      Our future operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business, including:

•	economic conditions, both generally and relative to the radio broadcasting industry;

•	shifts in population, listenership, demographics or audience tastes;

•	the level of competition for advertising revenues with other radio stations, satellite radio, television stations, newspapers and other entertainment and communications media;

•	changes in governmental regulations and policies and actions of federal regulatory bodies, including the United States Department of Justice, the Federal Trade Commission and the FCC.

      Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these variables will have on our future operations. Generally, advertising tends to decline during economic recession or downturn. Consequently, our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual market in which we own or operate radio stations, or other events or circumstances that adversely affect advertising activity.

We Are Dependent on Federally Issued Broadcast Licenses to Operate Our Radio Stations and are Subject to Extensive Federal Regulation.

      The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more or our licenses could have a material adverse effect on us.

      We must also comply with extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

We May Not Be Successful in Consummating Our Pending Acquisitions.

      As of December 31, 2001, the Company was a party to various agreements to acquire 37 stations across 13 markets. Our consummation of these pending acquisitions or future pending acquisitions is subject to various conditions, including FCC and other regulatory approvals and our ability to obtain additional financing, if necessary. The FCC must approve any transfer of control or assignment of broadcast licenses. In addition, acquisitions may encounter intense scrutiny under the federal and state antitrust laws. Our pending or future acquisitions may also be subject to a waiting period and possible review by the Department of

Justice and the Federal Trade Commission. Any delays, injunctions, conditions or modifications by any of these federal agencies could have a negative effect on our ability to consummate the pending acquisitions.

      We cannot assure you that we will be able to obtain additional financing, if necessary, to complete the pending acquisitions or future pending acquisitions. As a result, our ability to consummate the pending acquisitions or future pending acquisitions is uncertain.

We May Be Unable To Effectively Integrate Our Acquisitions.

      Upon the completion of our pending acquisitions, we will own and operate 245 radio stations across 53 markets. The integration of acquisitions involves numerous risks, including:

•	difficulties in the integration of operations and systems and the management of a large and geographically diverse group of stations;

•	the diversion of management’s attention from other business concerns;

•	the potential loss of key employees of acquired stations; and

•	the potential loss of customer relationships and related revenues as a result of a change in ownership.

      We cannot assure you that we will be able to integrate successfully any operations, systems or management that might be acquired as part of the pending acquisitions or future pending acquisitions.

We Have Substantial Indebtedness That Could Have a Material Adverse Effect on Us.

      As of December 31, 2001, our long-term debt of $320.0 million was approximately 75.5% of our stockholders’ equity. Our Credit Facility and the Notes each have interest and principal repayment obligations which are substantial in amount and could have a substantial impact on you. For example, these obligations could:

•	require us to dedicate a substantial portion of our cash flow from operations to debt service, thereby reducing the availability of cash flow for other purposes, including funding the pending acquisitions and ongoing capital expenditures;

•	impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes; and

•	increase our vulnerability to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

      As of December 31, 2001, $14.4 million was available under our $174.2 million Credit Facility. On or around March 31, 2002, the Company plans to refinance its current indebtedness with a new $350.0 million credit facility, the terms of which are currently being negotiated. We believe that the proceeds of the new credit facility will be sufficient to complete the pending acquisitions and meet the Company’s working capital and other funding needs. However, the ability of the Company to complete its pending acquisitions is dependent upon our ability to obtain such additional financing. There can be no assurance that we will be able to obtain such financing. Any additional borrowings under our present Credit Facility or future credit facilities would further increase the amount of our indebtedness and the associated risks.

The Covenants in Our Credit Facility Restrict Our Financial and Operational Flexibility.

      Our Credit Facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments or other restricted payments, swap or sell assets, or merge or consolidate. An event of default under our bank facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. The lenders have taken security interests in substantially all of our consolidated assets and we have pledged the stock of our subsidiaries to secure the debt under our credit facility. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against our consolidated assets and the stock of our subsidiaries. Any event of default, therefore, could have a material adverse effect on our business. Our Credit Facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios in the future. We also may incur debt obligations in connection with future acquisitions that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. The debt we expect to incur in connection with acquisition activity may require us to divest assets, modify or enter into a new credit facility if certain covenants in our current Credit Facility would be violated.

The Loss of Key Management Personnel Could Have a Material Adverse Effect on Our Business.

      Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key executives. We believe that the loss of one or more of these individuals could have a material adverse effect on our business.

Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995

      This report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 about us. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including those described under “—Risk Factors” in this Form 10-K and as otherwise described in our periodic filings with the SEC from time to time.

      Important factors that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control, include:

•	the impact of general economic conditions in the U.S. and in other countries in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	fluctuations in exchange rates and currency values;

•	capital expenditure requirements;

•	legislative or regulatory requirements;

•	interest rates;

•	taxes; and

•	access to capital markets.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on us.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      At December 31, 2001, approximately 50% of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s earnings and after tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2001 average interest rate under these borrowings, it is estimated that the Company’s 2001 interest expense and net income would have changed by $1.6 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time.

Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

      As a result of the 1997 acquisition of Caribbean Communications Company Ltd., (“CCC”), the Company has operations in 5 countries throughout the English-speaking Eastern Caribbean. All foreign operations are measured in their local currencies. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

      The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations generated a net loss of $0.9 million for the year ended December 31, 2001, prior to the write-down of certain long lived assets.

      It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 2001 by an amount less than $0.1 million.

Equity Value Risk

      During the quarter ended June 30, 2001, the Company reached an agreement in principle to settle certain class action lawsuits. See “Legal Proceedings”. Pursuant to the terms of the settlement agreement, the lawsuits are to be dismissed in exchange for $13.0 million in cash and 240,000 shares of common stock. As the settlement is contingent upon document negotiation and court approval, the Company initially measured the stock portion of the settlement based on the closing share price on June 30, 2001. Subsequent to June 30, 2001, the Company has remeasured the settlement liability based on the Company’s closing share price at each balance sheet date.

      Due to the volatility associated with the price of the Company’s common stock, significant increases in the stock price could have an adverse effect on the final reported settlement expense.

Item 8.     Financial Statements and Supplementary Data

      The information in response to this item is included in the Company’s consolidated financial statements, together with the respective reports thereon of KPMG LLP and PricewaterhouseCoopers LLP, beginning on page F-1 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is incorporated by reference to the information set forth under the caption “Members of the Board of Directors” in our definitive proxy statement for the 2002 Annual Meeting of Shareholders, expected to be filed within 120 days of our fiscal year end. The required information regarding executive officers of the Company is contained in Part I of this report.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2002 Annual Meeting of Shareholders, expected to be filed within 120 days of our fiscal year end.

Item 12.     Security Ownership of Certain Beneficial Owners & Management

      The information required by this item is incorporate by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2002 Annual Meeting of Shareholders, expected to be filed within 120 days of our fiscal year end.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Index to Financial Statements

      2. Reports of Independent Accountants

      3. Financial Statements and Financial Statement Schedule

      The Financial Statements and Financial Statement Schedule listed in the index to the Consolidated Financial Statements of Cumulus Media Inc. that appear on page F-1 of this Report on Form 10-K are filed as a part of this report.

      4. Exhibits

      The exhibits to this Report on Form 10-K are listed under item 14(c) below.

      (b) Reports on Form 8-K:

      None.

      (c) Exhibits:

3.1	—	Amended and Restated Articles of Incorporation of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001)
3.2	—	Certificate of Designation with respect to Series A Cumulative Exchangeable Redeemable Preferred Stock Due 2009 (incorporated herein by reference to Exhibit 3.5 of Form S-1 Registration Statement, declared effective on June 26, 1998 (Commission File No. 333-48849))
3.3	—	Amended and Restated Certificate of Designation with respect to Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001)
3.4	—	Amended and Restated Bylaws of Cumulus Media Inc., as amended (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001)
3.5	—	Memorandum of Association of GEM Radio Five Ltd. (incorporated herein by reference to Exhibit 3.10 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.6	—	Articles of Association of GEM Radio Five Ltd. (incorporated herein by reference to Exhibit 3.11 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.7	—	Memorandum of Association of Caribbean Communications Company Limited. (incorporated herein by reference to Exhibit 3.12 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.8	—	Articles of Association of Caribbean Communications Company Limited (incorporated herein by reference to Exhibit 3.13 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.9	—	Articles of Incorporation of Cumulus Broadcasting, Inc. (incorporated herein by reference to Exhibit 3.18 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.10	—	Bylaws of Cumulus Broadcasting, Inc. (incorporated herein by reference to Exhibit 3.19 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

3.11	—	Articles of Incorporation of Cumulus Licensing Corp. (incorporated herein by reference to Exhibit 3.20 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.12	—	Bylaws of Cumulus Licensing Corp. (incorporated herein by reference to Exhibit 3.21 Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
4.1	—	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
4.2	—	Voting Agreement, dates as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the shareholders named therein (incorporated herein by reference to Form 10-Q for the period ended September 30, 2001, filed November 14, 2001)
4.2	—	Form of Indenture dated July 1, 1998 between Cumulus Media Inc. and Firstar Bank of Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10.4 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
4.3	—	Form of Exchange Debenture Indenture between Cumulus Media Inc. and U.S. Bank Trust National Association, as Trustee (incorporated herein by reference to Exhibit 10.5 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.1	—	Credit Facility dated March 2, 1998 among Cumulus Media Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. (incorporated herein by reference to Exhibit 10.1 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.2	—	First Amendment, dated May 1, 1998, to the Credit Facility among Cumulus Media Inc., Lehman Brothers Inc. and Lehman Commercial Paper Inc. (incorporated herein by reference to Exhibit 10.2 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.3	—	Second Amendment dated June 24, 1998, to the Credit Facility among Cumulus Media Inc., Lehman Brothers Inc. and Lehman Commercial Paper. (incorporated herein by reference to Exhibit 10.3 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.4	—	Form of Employment Agreement between Cumulus Media Inc. and Richard W. Weening (incorporated herein by reference to Exhibit 10.6 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.5	—	Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001.)
10.6	—	Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.7	—	Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.8	—	Services Agreement dated May 1, 1998 by and between QUAESTUS Management Corporation and Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.12 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

10.9	—	Services Agreement dated March 23, 1998 between Stratford Research, Inc. and Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.13 of Form S-1 Registration Statement previously filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.10	—	Amended and Restated Credit Agreement among Cumulus Media Inc., Lehman Brothers Inc., Barclays Capital and Lehman Commercial Paper Inc., dated August 31, 1999 (incorporated herein by reference to Exhibit 10.1 to Amendment No. 1 to Form S-3, filed on November 4, 1999 (Commission File No. 333-89825))
10.11	—	Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to Form S-8, filed on June 7, 2001 (Commission File No. 333-62542))
10.12	—	Cumulus Media Inc. 1999 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to Form S-8, filed on June 7, 2001 (Commission File No. 333-62542))
10.13	—	Third Amendment, Consent and Waiver, dated as of September 27, 2000, to the Amended and Restated Credit Agreement among Cumulus Media Inc., Lehman Brothers Inc., Barclays Capital and Lehman Commercial Paper Inc. (incorporated herein by reference to Exhibit 10.1 to Form 10-Q/A for the period ended September 30, 2000, filed on March 28, 2001)
10.14	—	Employment Agreement between Cumulus Media Inc. and Jon Pinch (incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001.)
10.15	—	Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001.)
10.16	—	Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001.)
10.17	—	Fourth Amendment, dated May 11, 2001, to the Amended and Restated Credit Agreement, dated as of August 31, 1999 (incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the period ended June 30, 2001, filed on August 14, 2001)
10.18	—	Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001)
10.19	—	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to Form S-8, filed on June 7, 2001 (Commission File No. 333-62538))
10.20*	—	Promissory Note, dated as of February 2, 2000, made by Richard W. Weening in favor of Cumulus Media Inc.
10.21*	—	Promissory Note, dated as of February 2, 2000, made by Lewis W. Dickey, Jr., in favor of Cumulus Media Inc.
10.22	—	Asset Purchase Agreement by and between Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and Clear Channel Broadcasting Licenses, Inc., dated September 6, 2000 (incorporated herein by reference to Exhibit 2.5 to the Company’s Form 8-K, filed on February 2, 2001)

10.23	—	Amendment Agreement by and between Cumulus Broadcasting Inc., Cumulus Wireless Services, Inc., Cumulus Licensing Corp., and Clear Channel Broadcasting, Inc. and Clear Channel Broadcasting Licenses, Inc. dated September 30, 2000 (incorporated herein by reference to Exhibit 2.6 to the Company’s Form 8-K, filed on February 2, 2001)
10.24	—	Acquisition Agreement, dated as of November 18, 2001, by and among Cumulus Media Inc., Aurora Communications, LLC and other parties identified therein, as amended on January 23, 2002 (incorporated herein by reference to Exhibit 2.1 to Form 8-K filed on February 7, 2002)
10.25	—	Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 to Form 8-K, filed on February 7, 2002)
10.26	—	Agreement and Plan of Merger, dated as of December 14, 2001, by and among Cumulus Media Inc., DBBC, L.L.C. and the other parties identified therein (incorporated herein by reference to Exhibit 2.3 to Form 8-K, filed on February 7, 2002)
21.1*	—	Subsidiaries of the Company
23.1*	—	Consent of KPMG LLP
23.2*	—	Consent of PricewaterhouseCoopers LLP

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2002.

CUMULUS MEDIA INC.

By	/s/ MARTIN GAUSVIK

Martin Gausvik
Executive Vice President, Treasurer
and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEWIS W. DICKEY, JR. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	February 28, 2002

/s/ MARTIN GAUSVIK Martin Gausvik	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2002

/s/ RALPH B. EVERETT Ralph B. Everett	Director	February 28, 2002

/s/ HOLCOMBE T. GREEN, JR. Holcombe T. Green, Jr.	Director	February 28, 2002

/s/ ERIC P. ROBISON Eric P. Robison	Director	February 28, 2002

/s/ ROBERT H. SHERIDAN, III Robert H. Sheridan, III	Director	February 28, 2002

Richard W. Weening	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Page in This
Report

(1)Financial Statements
Reports of Independent Accountants	F-2
Consolidated Balance Sheets at December 31, 2001 and 2000	F-4
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-5
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 1999, 2000 and 2001	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-7
Notes to Consolidated Financial Statements	F-8
(2)Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts	S-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Cumulus Media Inc.:

      We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

February 15, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Cumulus Media Inc.

      In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the results of the operations and cash flows of Cumulus Media Inc. and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index on page F-1 presents fairly, in all material respects, the information set forth therein related to the year ended December 31, 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion. We have not audited the consolidated financial statements of Cumulus Media Inc. for any period subsequent to December 31, 1999.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois

April 13, 2000

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000
(Dollars in thousands, except for share and per share data)

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$5,308	$10,979
Restricted cash	13,000	—
Accounts receivable, less allowance for doubtful accounts of $2,633 and $17,348 respectively	34,394	43,498
Prepaid expenses and other current assets	6,656	9,536
Deferred tax assets	6,689	11,075

Total current assets	66,047	75,088
Property and equipment, net	82,974	79,829
Intangible assets, net	791,863	762,996
Other assets	24,433	48,097

Total assets	$965,317	$966,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,271	$43,624
Current portion of long-term debt	770	208
Other current liabilities	808	679

Total current liabilities	51,849	44,511
Long-term debt	319,248	285,020
Other liabilities	2,984	4,158
Deferred income taxes	32,863	40,741

Total liabilities	406,944	374,430

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 130,020 and 113,643 shares issued and outstanding, respectively	134,489	117,530
Series B Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $10,000 per share, 0 and 250 shares issued and outstanding, respectively	—	2,178
Stockholders’ equity:
Class A common stock, par value $.01 per share; 50,000,000 shares authorized; 28,505,887 and 28,334,067 shares issued; 27,735,887 and 28,334,067 shares outstanding	285	283
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,914,343 and 4,479,343 shares issued and outstanding	59	45
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 1,529,277 and 2,307,277 shares issued and outstanding	15	23
Additional paid-in-capital	504,259	512,285
Accumulated deficit	(61,333)	(30,780)
Issued Class A common stock held in escrow; 770,000 and 0 shares issued	(9,417)	—
Loans to officers	(9,984)	(9,984)

Total stockholders’ equity	423,884	471,872

Total liabilities and stockholders’ equity	$965,317	$966,010

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands, except for share and per share data)

	2001	2000	1999

Revenues	$222,185	$246,244	$194,940
Less: agency commissions	(20,857)	(20,333)	(14,921)

Net revenues	201,328	225,911	180,019
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $4,793, $23,751 and $2,504 respectively)	141,598	191,336	133,328
Depreciation and amortization	50,585	44,003	32,564
LMA fees	2,815	4,825	4,165
Corporate general and administrative	15,180	18,232	8,204
Restructuring and impairment charges	6,781	16,226	—

Total operating expenses	216,959	274,622	178,261
Operating income (loss)	(15,631)	(48,711)	1,758

Nonoperating income (expense):
Interest expense	(30,876)	(32,771)	(27,041)
Interest income	2,160	6,716	4,164
Other income, net	10,300	73,280	627

Total nonoperating income (expense), net	(18,416)	47,225	(22,250)

Loss before income taxes	(34,047)	(1,486)	(20,492)
Income tax (expense) benefit	3,494	(812)	6,870

Net loss	(30,553)	(2,298)	(13,622)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	17,743	14,875	23,790

Net loss attributable to common stockholders	$(48,296)	$(17,173)	$(37,412)

Basic and diluted loss per common share	$(1.37)	$(0.49)	$(1.50)

Weighted average common shares outstanding	35,169,899	35,138,650	24,938,276

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 1999, 2000 and 2001
(Dollars in thousands, except for share data)

	Class A		Class B		Class C			Issued Class A
	Common Stock		Common Stock		Common Stock			Common			Accumulated
								Stock			Other	Total
	Number	Par	Number	Par	Number	Par	Paid-In	Held in	Loans to	Accumulated	Comprehensive	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Capital	Escrow	Officers	Deficit	Income	Equity

Balance at January 1, 1999	8,700,504	$87	8,660,416	$87	2,376,277	$24	$142,211	$—	$—	$(14,860)	$5	$127,554

Capital contribution	27,580	—	—		—	—	384	—	—	—	—	384
Preferred stock dividend	—	—	—	—	—	—	(17,776)	—	—	—	—	(17,776)
Proceeds from follow-on offerings	14,915,600	149	—	—	—	—	416,244	—	—	—	—	416,393
Common stock offering costs	—	—	—	—	—	—	(23,337)	—	—	—	—	(23,337)
Redemption of preferred stock		—	—	—	—	—	(6,014)	—	—	—	—	(6,014)
BSI Stock Issuance	152,636	2	—	—	—	—	4,864	—	—	—	—	4,866
Share Exchange	2,256,073	23	(2,031,073)	(21)	(225,000)	(3)	—	—	—	—	—	(1)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(13,622)		(13,622)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(5)	(5)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(13,622)	(5)	(13,627)

Balance at December 31, 1999	26,052,393	$261	6,629,343	$66	2,151,277	$21	$516,576	$—	$—	$(28,482)	$0	$488,442

Issuance of common stock	17,674	—	—	—	—	—	252	—	—	—	—	252
Preferred stock dividend	—	—	—	—	—	—	(14,875)	—	—	—	—	(14,875)
Common stock offering costs	—	—	—	—	—	—	(381)	—	—	—	—	(381)
Share exchange	2,250,000	22	(2,150,000)	(21)	(100,000)	(1)	—	—	—	—	—	—
Issuance of common stock in acquisition	14,000	—	—	—	—	—	732	—	—	—	—	732
Loans to officers for common stock	—	—	—	—	256,000	3	9,981	—	(9,984)	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(2,298)	—	(2,298)

Balance at December 31, 2000	28,334,067	$283	4,479,343	$45	2,307,277	$23	$512,285	$—	$(9,984)	$(30,780)	$0	$471,872

Issuance of common stock	58,820	—	—	—	—	—	212	—	—	—	—	212
Preferred stock dividend	—	—	—	—	—	—	(17,647)	—	—	—	—	(17,647)
Share exchange	(657,000)	(6)	1,435,000	14	(778,000)	(8)	—	—	—	—	—	—
Issuance of common stock held in escrow	770,000	8	—	—	—	—	9,409	(9,417)	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(30,553)	—	(30,553)

Balance at December 31, 2001	28,505,887	$285	5,914,343	$59	1,529,277	$15	$504,259	$(9,417)	$(9,984)	$(61,333)	$0	$423,884

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(30,553)	$(2,298)	$(13,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,859	13,178	8,123
Amortization of goodwill, intangible assets and other assets	37,897	32,592	25,617
Provision for doubtful accounts	4,793	23,751	2,504
Gain on sale of stations	(18,509)	(75,553)	—
Stock issuance portion of litigation settlement	3,833	—	—
Deferred taxes	(3,494)	812	(6,983)
Asset write-down for restructuring and other charges	6,828	11,030	—
Changes in assets and liabilities, net of effects of acquisitions/dispositions
Restricted cash	(13,000)	—	—
Accounts receivable	6,723	(15,695)	(28,061)
Prepaid expenses and other current assets	3,266	(90)	(2,375)
Accounts payable and accrued expenses	1,094	135	6,725
Other assets	(2,007)	(1,742)	(2,136)
Other liabilities	(290)	(685)	(3,436)

Net cash (used in) provided by operating activities	11,440	(14,565)	(13,644)

Cash flows from investing activities:
Acquisitions	(82,001)	(172,795)	(152,737)
Dispositions	47,470	—	—
Escrow deposits on pending acquisitions	(1,376)	(9,133)	(19,446)
Capital expenditures	(10,091)	(9,480)	(18,561)
Other	(2,166)	1,134	(1,361)

Net cash used in investing activities	(48,164)	(190,274)	(192,105)

Cash flows from financing activities:
Proceeds from revolving line of credit	46,500	—	176,950
Payments on revolving line of credit	(11,688)	—	(114,450)
Payments for debt issuance costs	(917)	(1,935)	(4,209)
Payments on promissory notes	(19)	(19)	(21)
Proceeds from issuance of redeemable preferred stock	—	2,500	—
Payment of dividend on Series A Preferred Stock	—	(3,530)	—
Payment of dividend on Series B Preferred Stock	(379)	—	—
Payments for redemption of preferred stock	(2,500)	—	(51,269)
Proceeds from issuance of common stock	56	—	416,781
Payments for preferred and common stock offering costs	—	(779)	(23,337)

Net cash (used in) provided by financing activities	31,053	(3,763)	400,445

Increase (decrease) in cash and cash equivalents	(5,671)	(208,602)	194,696
Cash and cash equivalents at beginning of year	10,979	219,581	24,885

Cash and cash equivalents at end of year	$5,308	$10,979	$219,581

Supplemental disclosures of cash flow information:
Interest paid	$36,836	$31,827	$25,723
Income taxes paid	—	67	112

Non-cash operating, investing and financing activities:
Trade revenue	$13,055	$12,961	$10,578
Trade expense	13,004	12,773	10,301
Assets acquired through notes payable	—	600	6,268
Liabilities assumed through acquisitions	46	216	456
Advance on assets to be sold received directly into restricted cash account	—	11,978	—
Proceeds on sale of stations received directly into restricted cash account	—	175,363	—
Payments for acquisitions remitted directly from restricted cash account	—	187,341	—

See accompanying notes to consolidated financial statements.

1.     Summary of Significant Accounting Policies:

Description of Business

      Cumulus Media Inc., (“Cumulus” or the “Company”) is a radio broadcasting corporation incorporated in the state of Illinois on May 22, 1997 focused on acquiring, operating and developing commercial radio stations in mid-size radio markets in the United States and the Eastern Caribbean.

Principles of Consolidation

      The consolidated financial statements include the accounts of Cumulus and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      As of December 31, 2001, the Company has made the determination that its deferred tax assets, the primary component of which is the Company’s net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities that are anticipated to reverse during the carryforward period. Accordingly, the Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      The Company has significant intangible assets recorded in its accounts. Certain of the Company’s stations operate in highly competitive markets. The Company determines the recoverability of its intangible assets by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. Future adverse changes in listenership patterns on its stations, industry trends and existing competitive pressures could result in a material impairment of its intangible assets in the future.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

      Restricted cash presented in the accompanying consolidated balance sheets represents the cash portion of the proposed class action lawsuit settlement that was funded by the Company to an escrow account in November 2001. The escrow account holding the settlement funds is administered by an agent for the plaintiffs to the class action lawsuit and will be distributed to the lawsuit class members upon court approval of the proposed settlement.

Concentration of Credit Risks

      In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained. During the third quarter of 2000, the Company implemented a new credit and collection policy across all markets designed to ensure uniform procedures for the extension of credit and collection of receivables. The management team has also created incentives for the Company’s sales personnel in each of our markets to collect delinquent accounts receivable. We believe these policies and procedures, coupled with the maintenance of an effective control environment, have been effective in reducing the Company’s loss experience from uncollectible accounts receivable.

Property and Equipment

      Property and equipment are recorded at cost. Property and equipment acquired in business combinations are recorded at their estimated fair values on the date of acquisition under the purchase method of accounting. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Routine maintenance and repairs are expensed as incurred. Depreciation of construction in progress is not recorded until the assets are placed into service.

Goodwill and Intangible Assets

      Specifically identified intangible assets, primarily broadcast licenses, are recorded at their estimated fair value on the date of acquisition under the purchase method of accounting. Goodwill represents the excess of cost over the fair value of tangible assets and specifically identified intangible assets. Amortization is provided using the straight-line method over the estimated useful lives of the assets, except for those assets acquired subsequent to July 1, 2001, for which amortization did not commence in accordance with the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), described herein. Deposits on pending acquisitions are deferred and presented as other assets until the acquisition is consummated, at which time the amounts are allocated between tangible and intangible assets under the purchase method of accounting.

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

Debt Issuance Costs

      The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2001, 2000 and 1999 the Company recognized amortization expense of debt issuance costs of $2.2 million, $1.8 million and $1.2 million, respectively.

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

Local Marketing Agreements

      In certain circumstances, the Company enters into a local marketing agreement (“LMA”) or time brokerage agreement with a Federal Communications Commission (“FCC”) licensee of a radio station. In a typical LMA, the licensee of the station makes available, for a fee, airtime on its station to a party, which supplies programming to be broadcast on that airtime, and collects revenues from advertising aired during such programming. Revenues earned and LMA fees incurred pursuant to local marketing agreements or time brokerage agreements are recognized at their gross amounts in the accompanying consolidated statements of operations.

Stock-based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed plan employee stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

Earnings Per Share

      Basic and diluted loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted loss per share are the same, because there were no securities outstanding which had a dilutive effect for the years ended December 31, 2001, 2000 and 1999.

New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

      The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

      Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of income.

      As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $162.6 million and unamortized identifiable intangible assets in the amount of $626.5 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill and other identifiable intangible assets for which amortization will stop upon the adoption of SFAS No. 142 was $33.3 million and $25.8 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate whether the Company will incur any transition impairment losses related to its identifiable intangible assets or goodwill.

      When amortization of the Company’s broadcast licenses is ceased on January 1, 2002 due to the adoption of SFAS No. 142, the reversal of deferred tax liabilities relating to those intangible assets will no longer be assured within the Company’s net operating loss carry-forward period. Accordingly, the Company expects to take a non-cash charge of approximately $60.0 million to income tax expense during the quarter ended March 31, 2002 to establish a valuation allowance against the Company’s deferred tax assets.

      In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

Reclassifications

      Amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.     Acquisitions and Dispositions

Pending Acquisitions

      As of December 31, 2001, the Company was a party to various agreements to acquire 37 stations across 13 markets. The aggregate purchase price of the Company’s pending acquisitions is expected to be approximately $344.9 million in cash and stock. This aggregate pending acquisition amount includes the assets to be acquired pursuant to the transactions summarized below.

Aurora Communications, LLC

      On November 19, 2001, the Company announced it had entered into a definitive agreement to acquire Aurora Communications, LLC (“Aurora”) for $93.0 million in cash or assumed debt, 10.6 million shares of the Company’s common stock and warrants to purchase an additional 0.8 million shares of common stock. As a result of the transaction, which is subject to the approval of the shareholders of Cumulus, and of the Federal Communications Commission, as well as clearance under the Hart-Scott-Rodino Act and other customary closing conditions, the Company will acquire 18 stations (14 FM and 4 AM) in Connecticut and New York.

      Bank of America Capital Investors, through BA Capital Company, L.P. (“BA Capital”), currently owns approximately 840,000 shares of Cumulus’ publicly traded Class A Common Stock, and approximately 2 million shares of Cumulus’ nonvoting Class B Common Stock. An affiliate of BA Capital owns a majority of the equity of Aurora, and will receive approximately 9 million shares of nonvoting Class B Common Stock of Cumulus in the acquisition. Those shares convert into voting shares upon their transfer to another party or as otherwise permitted by FCC regulations.

      In connection with the proposed acquisition of Aurora, the Company entered into an escrow agreement pursuant to which the Company issued 770,000 shares of Class A Common Stock into an escrow account. These shares are presented as Issued Class A Common Stock Held in Escrow in the accompanying consolidated balance sheet at December 31, 2001. The shares placed in escrow will only be released to Aurora and become outstanding shares if the related acquisition agreement is terminated under the circumstances specified in the escrow agreement; otherwise, the shares placed in escrow will be released back to the Company upon consummation of the acquisition of Aurora.

DBBC, L.L.C.

      On December 17, 2001, the Company announced it had entered into an Agreement and Plan of Merger with DBBC, L.L.C. in connection with the acquisition of three radio stations in Nashville, Tennessee. The agreement provides for Cumulus to issue 5.3 million shares of its Class A Common Stock, a warrant to purchase 0.3 million shares of additional Class A Common Stock and the assumption of approximately $21.0 million in liabilities of DBBC, L.L.C. in exchange for the stations. The DBBC, L.L.C. acquisition is subject to the approval of the shareholders of Cumulus, and of the Federal Communications Commission, as well as clearance under the Hart-Scott-Rodino Act and other customary closing conditions.

      DBBC, LLC is principally controlled by Lewis W. Dickey, Jr., the Chairman, President and Chief Executive Officer of Cumulus, John W. Dickey, Executive Vice President of Cumulus, and their brothers David W. Dickey and Michael W. Dickey.

2001 Acquisitions and Dispositions

      During the year ended December 31, 2001, the Company completed acquisitions of 26 radio stations for $188.1 million in cash. These acquisitions were funded with cash on hand, prior escrow deposits on pending acquisitions, and restricted cash from asset exchanges. This aggregate acquisition amount includes the assets acquired pursuant to the asset exchange and sales transactions and other significant acquisitions described below.

Clear Channel Asset Sale and Exchanges

      On January 18, 2001, the Company completed substantially all of the third and final phase of an asset exchange and sale transaction with Clear Channel Communications, Inc. and subsidiaries (“Clear Channel”). See the “2000 Acquisitions and Dispositions” section below for a detailed description of the various phases of the transaction. Upon the January 18th closing, the Company transferred 44 stations in 8 markets in exchange for 4 stations in 1 market and approximately $36.2 million in cash. As of the close date, the Company also received approximately $2.7 million in proceeds previously withheld from the second phase of the Clear Channel transactions. The Company recorded a $16.0 million gain on this asset sale and exchange transaction during 2001, which has been presented in other income, net in the accompanying statement of operations.

Next Media Asset Sale and Exchange

      On May 2, 2001, the Company completed an asset exchange and sale with Next Media Group and certain subsidiaries. Upon the closing, the Company transferred two stations in Jacksonville, North Carolina for one station in Myrtle Beach, South Carolina and approximately $2.0 million in cash. In connection with the transaction, the Company recorded a $0.4 million gain on sale of assets which has been included in other income, net in the accompanying consolidated statements of operations.

      Also during the twelve months ended December 31, 2001, the Company completed the sale of 8 radio stations in 4 markets for $9.3 million in cash. The Company recorded a $2.4 million gain on the sale of these assets, which has been presented in other income in the accompanying statement of operations. Proceeds from these dispositions will be used to fund pending acquisitions and other general corporate purposes.

2000 Acquisitions and Dispositions

      During the year ended December 31, 2000, the Company completed acquisitions of 76 radio stations for $430.3 million in cash. These acquisitions were funded with cash on hand, prior escrow deposits on pending acquisitions, and restricted cash from asset exchanges. This aggregate acquisition amount includes the assets acquired pursuant to the asset exchange and sales transactions and other significant acquisitions described below.

Clear Channel Asset Sale and Exchanges

      The Company entered into a series of asset exchange and sales agreements with Clear Channel during the year ended December 31, 2000, which were consummated in three phases. The Company completed the first phase of the asset exchange and sales transaction with Clear Channel (“Phase 1”) on August 25, 2000, whereby the Company transferred 25 stations in 5 markets to Clear Channel in exchange for 8 stations in 3 markets plus $91.5 million of cash proceeds. These proceeds were received in a restricted cash account and were subsequently remitted to the seller in connection with the acquisition of Connoisseur Communications Partners LP (“Connoisseur”) on October 2, 2000, as described below.

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

      The Company sold the tangible assets of certain properties to Clear Channel on October 2, 2000 for $15.0 million of cash proceeds. These proceeds were received in a restricted cash account and were subsequently remitted to the seller in connection with the acquisition of Connoisseur on October 2, 2000, as described below.

      The Company recorded $75.6 million of gains from the asset exchange and sales transactions with Clear Channel for the year ended December 31, 2000, which have been presented in other income, net in the accompanying statement of operations. The $30.1 million tax liability arising from these gains on the sale of assets has been deferred because the stations sold were replaced with qualified assets. The proceeds from the divestitures were held in restricted cash accounts until the replacement properties were purchased.

Connoisseur Acquisition

      On October 2, 2000, the Company completed the acquisition of 35 stations in 9 markets from Connoisseur for a total purchase price of $253.0 million.

      All of the Company’s acquisitions were accounted for under the purchase method of accounting, including the stations acquired in the asset exchange and sales transactions with Clear Channel. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying consolidated statements of operations include the results of operations of the acquired entities from their respective dates of acquisition. The accompanying consolidated statements of operations include the results of operations of the divested entities through the date of disposition. An allocation of the aggregate purchase prices to the estimated fair values of the assets acquired and liabilities assumed during 2001 and 2000 is presented below (dollars in thousands).

	2001	2000

Current assets, other than cash	$—	$1,113
Property and equipment	9,963	45,636
Intangible assets	178,137	388,786
Current liabilities	(46)	(236)
Deferred liabilities	—	(5,034)

	$188,054	$430,265

      The unaudited consolidated condensed pro forma results of operations data for the years ended December 31, 2001 and 2000 as if the acquisitions had occurred on January 1, 2000 appears below (dollars in thousands, except per share amounts):

	December 31,	December 31,
	2001	2000

	(Unaudited)	(Unaudited)
Net revenues	$199,472	$210,687
Operating loss	$(15,296)	$(38,928)
Net loss	$(33,681)	$(41,813)
Net loss attributable to common stockholders	$(51,424)	$(59,556)

Basic and diluted loss per common share	$(1.46)	$(1.69)

      Escrow funds of approximately $6.6 million and $31.9 million paid by the Company in connection with pending acquisitions have been classified as other assets at December 31, 2001 and 2000, respectively, in the accompanying consolidated balance sheets.

      As of December 31, 2001, 2000 and 1999, the Company operated 14, 41 and 114 stations under LMA’s respectively. The statements of operations for the years ended December 31, 2001, 2000 and 1999 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or December 31.

3.     Restructuring and Impairment Charges

      During the quarter ended December 31, 2001, certain events and circumstances caused the Company to review the carrying amounts of the long-lived assets of its Caribbean operations. These events included the continued deterioration of the business climate in the English-speaking Caribbean, which has generated valuation declines of media-related enterprises in the area, and management’s determination that the Caribbean operations are not expected to generate the future cash flows that were projected in prior periods. Certain long-lived assets were determined to be impaired because the carrying amounts of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. The resulting impairment charges totaled $6.8 million, consisting of a $5.4 million charge to write off goodwill and the related broadcast license, and a $1.4 million charge to write down property and equipment. For the year ended December 31, 2001, net revenue and operating loss (prior to the impairment charge) of the Company’s Caribbean operations were $1.3 million and $0.9 million, respectively.

      During the year ended December 31, 2000, the Company recorded $16.2 million in restructuring and other charges comprised of (i) a $9.3 million Corporate restructuring charge, (ii) a $5.1 million charge related to the impairment of goodwill on the Company’s wholly owned subsidiary, BSI and (iii) a $1.8 million charge related to the impairment of the net assets of its wholly owned subsidiary, The Advisory Board of Nevada.

      During June 2000 the Company implemented two separate Board-approved restructuring programs. During the quarter ended June 30, 2000, the Company recorded a $9.3 million charge to operating expenses related to restructuring costs.

      The June 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company’s corporate administrative organization and employees in Atlanta, Georgia. The programs included severance and related costs and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

      The following table depicts the amounts associated with and activity related to the June 2000 restructuring programs through December 31, 2001 (dollars in thousands):

	Restructuring		Unpaid Balance
	Liability	Paid Through	as of
	December 31,	December 31,	December 31,
Expense Category	2000	2001	2001

Employee severance and related costs	$528	$528	$—
Lease termination costs	2,379	534	1,845

Office relocation subtotal	2,907	1,062	1,845

Accrued Internet contractual obligations	375	51	324
Internet lease termination costs	434	94	340

Internet services subtotal	809	145	664

Restructuring liability totals	$3,716	$1,207	$2,509

      As of December 31, 2001, approximately $2.5 million in accrued restructuring costs remain related to the Company’s June, 2000 restructuring programs. This balance is comprised of $1.8 million in lease termination costs, $0.3 million related to amounts owed for software development and asset acquisitions related to capitalized Internet system and infrastructure assets, and $0.3 million in Internet lease termination charges. As of June 30, 2001, the Company had completed the restructuring programs. The remaining portion of the unpaid balance, representing lease obligations and various contractual obligations for services related to the Internet business will be paid consistent with the contracted terms. Of the $2.5 million and $3.7 million in accrued restructuring costs as of December 31, 2001 and 2000, respectively, $1.7 million and $2.2 million, representing the long-term portion of lease termination costs as of December 31, 2001 and 2000, respectively, have been classified as other liabilities in the accompanying consolidated balance sheets.

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

4.     Property and Equipment

      Property and equipment consists of the following as of December 31, 2001 and 2000 (dollars in thousands):

	Estimated
	Useful Life	2001	2000

Land		$5,199	$4,806
Broadcasting and other equipment	3 to 7 years	75,684	68,126
Furniture and fixtures	5 years	9,134	8,658
Leasehold improvements	5 years	3,656	3,138
Buildings	20 years	14,814	12,719
Construction in progress		6,519	887

		115,006	98,334
Less accumulated depreciation		(32,032)	(18,505)

		$82,974	$79,829

5.     Intangible Assets

      Intangible assets consist of the following as of December 31, 2001 and 2000 (dollars in thousands):

	Estimated
	Useful Life	2001	2000

Broadcasting licenses	25 years	$677,241	$533,921
Goodwill	25 years	182,300	272,293
Other intangibles	2 to 5 years	6,335	14,655

		865,876	820,869
Less accumulated amortization		(74,013)	(57,873)

		$791,863	$762,996

6.     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following as of December 31, 2001 and 2000 (dollars in thousands):

	2001	2000

Accounts payable	$2,698	$3,947
Accrued compensation	1,934	2,094
Accrued royalties	931	473
Accrued commissions	3,855	6,423
Accrued taxes	413	329
Barter payable	1,306	1,766
Accrued professional fees	839	999
Due to seller of acquired companies	2,245	964
Accrued restructuring costs	850	1,482
Advance on assets to be sold	11,978	11,978
Accrued interest	23	8,405
Accrued employee benefits	1,762	631
Due to affiliates	—	674
Accrued acquisition liabilities	671	1,114
Litigation settlement payable	400	—
Shareholder lawsuit settlement payable	16,883	—
Other	3,483	2,345

Total accounts payable and accrued expenses	$50,271	$43,624

7.     Long-Term Debt

      The Company’s long-term debt consists of the following at December 31, 2001 and 2000 (dollars in thousands):

	2001	2000

Term loan and revolving credit facilities at — 5.20% and 10.07%, respectively	$159,813	$125,000
Senior Subordinated Notes, 10 3/8%, due 2008	160,000	160,000
Other	205	228

	320,018	285,228
Less: Current portion of long-term debt	(770)	(208)

	$319,248	$285,020

      A summary of the future maturities of long-term debt follows (dollars in thousands):

2002	$775
2003	777
2004	780
2005	783
2006	18,411
Thereafter	298,492

$320,018

      Our senior credit facility (“Credit Facility”) provides for aggregate principal borrowings of $174.2 million as of December 31, 2001 and consists of a seven-year revolving credit facility of $49.4 million, an eight-year term loan facility of $74.8 million and an eight and one-half year term loan facility of $50.0 million. The amount available under the seven-year revolving credit facility was reduced by 1.25% or $0.6 million on December 31, 2001 and will be automatically reduced by 5% of the initial aggregate principal amount ($50.0 million) in fiscal year 2002, 6.25% in fiscal year 2003, 12.5% in fiscal 2004, 30% in fiscal year 2005 and 45% in fiscal year 2006. As of December 31, 2001 and January 31, 2002 $159.8 million was outstanding under the Credit Facility.

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

      On April 12, 2000 the Company received a waiver from our lenders that waived any defaults or events of default arising under the Credit Facility arising from the requirement that the annual financial statements for 1998 previously furnished to the lenders, and the quarterly financial statements for the third and fourth quarter of 1998 and the first, second and third fiscal quarters of fiscal 1999 previously furnished to the lenders be complete and accurate and all material respects and be prepared in accordance with Generally Accepted Accounting Principles applied consistently throughout the periods reflected therein. The waiver resulted from the Company’s restatement of its income tax expense and deferred tax liability balances for the periods referenced above.

      On July 25, 2000 the Company received a waiver from its lenders that, among other things, (1) waived certain requirements related to acquisitions in the Credit Facility to the extent necessary to complete the acquisition of radio broadcast assets from subsidiaries of Clear Channel Communications as provided in the asset exchange and sale agreements described in Note 2; and (2) waived the requirements of the Credit Facility to the extent necessary to permit the asset sales and exchanges with subsidiaries of Clear Channel Communications described in Note 2; and (3) waived the requirements of the Credit Facility to the extent necessary to permit investments made prior to July 21, 2000 by the Company or any of its restricted subsidiaries in an aggregate amount up to $58.7 million in connection with the proposed acquisition by the Cumulus subsidiaries of certain radio broadcast assets to the extent such investments would not otherwise be permitted by the Credit Facility. The waiver also modified the interest coverage ratio requirement of the Credit Facility for the four consecutive fiscal quarters ending June 30, 2000 to a ratio of no less than 1.50 to 1.00 and waived any default or event of default arising from any non-compliance with the interest coverage ratio that may have occurred as of June 30, 2000. Finally, the waiver required that $91.5 million of proceeds from the asset exchange and sale transactions with subsidiaries of Clear Channel Communications be placed in escrow pursuant to an escrow agreement.

      On August 29, 2000 the Company’s ability to borrow under a $50.0 million revolving credit facility that would convert to a seven-year term loan expired in accordance with the terms of the Credit Facility. The Company did not seek reinstatement of this facility.

      On September 27, 2000 the Company and its lenders under the Credit Facility entered into the Third Amendment, Consent and Waiver to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the “Third Amendment”). The Third Amendment allowed the Company to complete the second and third phases of the asset exchange and sale with subsidiaries of Clear Channel Communications, the acquisitions of radio station assets from Connoisseur Communications Partners, L.P., Cape Fear Broadcasting and McDonald Media Inc. subject to the satisfaction of renegotiated financial covenants. The Third Amendment also modified the financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio, the consolidated interest coverage ratio, and the consolidated fixed charge coverage ratio commencing with the trailing four quarters ended September 30, 2000. In addition to modifying certain financial covenants, the methodology for the calculation of these covenants was also modified. In consideration for entering into the Third Amendment, the Company paid the administrative agent a fee in the amount of $0.9 million and paid the lenders a fee of $0.8 million. In addition, the applicable maximum Eurodollar Loan margin on Revolving Credit Loans was increased from 3.00% to 3.25%; the applicable maximum Eurodollar Loan margin on Term Loan B Loans was increased from 3.000% to 3.375%; and the applicable maximum Eurodollar Loan margin on Term Loan C Loans was increased from 3.125% to 3.50%.

      On May 11, 2001, the Company and its lenders under the Credit Facility entered into the Fourth Amendment to the Amended and Restated Credit Agreement dated as of August 31, 1999 (the “Fourth Amendment”). The Fourth Amendment modified certain financial covenant requirements, including the consolidated leverage ratio, the consolidated senior debt ratio and the consolidated interest coverage ratio. In consideration for entering into the Fourth Amendment, the Company agreed to pay the administrative agent a fee in the amount of $0.5 million, 50% of which was paid as of the effective date of the amendment. Of the remaining portion of the administrative agent fee, 25% was paid in September 2001 and the final 25% was paid on December 31, 2001. The Company also paid the lenders a fee in the amount of $0.4 million.

      On May 21, 2001, the Company borrowed $40.0 million under its seven-year $50.0 million revolving credit facility. Proceeds from this borrowing were used to purchase stations during the quarter and to satisfy operating cash needs. As of December 31, 2001, $35.0 million was outstanding under the revolving credit facility.

      The Company’s obligations under the Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company’s direct and indirect domestic subsidiaries, except the capital stock of Broadcast Software International, Inc. (“BSI”)

and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the credit facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI and are required to be guaranteed by any additional subsidiaries acquired by Cumulus.

      Both the revolving credit and term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Base Rate (as defined under the terms of our Credit Facility, 4.75% as of December 31, 2001) plus a margin ranging between 0.50% to 2.125%, or the Eurodollar Rate (as defined under the terms of the credit facility, 1.92% as of December 31, 2001) plus a margin ranging between 1.50% to 3.125% (in each case dependent upon the leverage ratio of the Company). At December 31, 2001 the Company’s effective interest rate on term loan and revolving credit loan amounts outstanding under the Credit Facility was 5.20%.

      A commitment fee calculated at a rate ranging from 0.375% to 0.75% per annum (depending upon the Company’s utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility are payable quarterly in arrears. In addition, a fronting fee of 0.125% is payable quarterly to the issuing bank.

      The eight-year term loan borrowings are repayable in quarterly installments. On December 31, 2001, the Company made the first quarterly installment payment of $0.2 million. The scheduled annual amortization beyond December 31, 2001 is $0.8 million for each of fiscal 2002, 2003, 2004 and 2005, $18.4 million for fiscal 2006 and $53.4 million for fiscal 2007. The eight and a half year term loan is repayable in two equal installments on November 30, 2007 and February 28, 2008. The amount available under the seven-year revolving credit facility will be automatically reduced in quarterly installments as described above and in the Credit Facility. Certain mandatory prepayments of the term loan facility and the revolving credit line and reductions in the availability of the revolving credit line are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

      Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At December 31, 2001, the Company was in compliance with such financial and operating covenants.

      The terms of the Credit Facility contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the agreement governing the Credit Facility and related documents, cross default under other agreements or conditions relating to indebtedness of Cumulus or the Company’s restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the credit facility, the majority of the lenders are able to declare all amounts under our Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively, upon an event of default.

      The $160.0 million 10 3/8% Senior Subordinated Notes Due 2008 Indenture (“Indenture”) and the Series A Preferred Stock Certificates of Designation (“Certificates of Designation”) limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $150.0 million. As of December 31, 2001, we are restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificates of Designation. Under the Indenture and Certificates of Designation, as of December 31, 2001, we would be permitted to incur approximately $18.9 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the $150.0 million maximum basket included in the Indenture referred to above.

      As of December 31, 2001, the Company had outstanding $160.0 million in aggregate principal of its 10 3/8% Senior Subordinated Notes (“Notes”) which have a maturity date of July 1, 2008. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under its credit facility). Interest on the Notes is payable semi-annually in arrears.

      Debt issuance costs are being amortized as interest expense over eight years for the credit facility, and over 10 years for the Notes.

8.     Redeemable Preferred Stock

      (a) Series A Preferred Stock

      At December 31, 2001 and 2000 the Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 presented on the balance sheet represents 130,020 and 113,643 shares outstanding (each with a $1,000 par value), plus dividends of $4.5 million and $3.9 million, respectively. Dividends on the Series A Preferred Stock were paid in kind.

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

      The Company may at its option exchange all, but not less than all, of the then outstanding Series A Preferred Stock into fully registered debentures issued under an indenture between the Company and a trustee defined by the Certificates of Designation. Such debentures would be unsecured and subordinated in right of payment to debt in respect of the Credit Facility and the Notes. Such debentures would have been subject to mandatory redemption on July 1, 1999.

      (b) Series B Preferred Stock

      At December 31, 2001 and 2000 the Series B Cumulative Exchangeable Redeemable Preferred Stock due 2009 presented on the balance sheets represents 0 and 250 shares outstanding (each with a $1,000 liquidation preference), plus accrued dividends of $0 and $0.1 million, respectively.

      On December 30, 2001, the Company redeemed all of its outstanding shares of Series B Preferred Stock for $2.9 million, including 250 shares issued on October 2, 2000 plus 38 shares issued in kind through the date of redemption.

      In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to acquire 22,221 shares of Class B Common Stock at an exercise price of $5.8937 per share. The Series B preferred stockholder is entitled to receive additional warrants to acquire 16,662 shares of Class B Common Stock at an exercise price of $5.8937 if the outstanding Series B preferred shares have not been redeemed as of December 31, 2001. The warrants issued in 2001 and 2000 were recorded as a deemed dividend at their estimated fair value of $0.1 million and $0.1 million, respectively. No warrants have been exercised or cancelled to date. As of December 31, 2001, warrants to acquire 30,552 shares of Class B Common Stock remain outstanding.

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

9.     Stockholders’ Equity

      (a) Common Stock

      Each share of Class A Common Stock entitles its holders to one vote.

      Except upon the occurrence of certain events, holders of the Class B Common Stock are not entitled to vote. The Class B Common Stock is convertible at any time, or from time to time, at the option of the holder of such Class B Common Stock (provided that the prior consent of any governmental authority required to make such conversion lawful shall have been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock of Class C Common Stock on a share-for-share basis; provided that the board of directors has determined that the holder of Class A Common Stock at the time of conversion would not disqualify the Company under, or violate, any rules and regulations of the FCC.

      Subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. The Class C Common Stock is convertible at any time, of from time to time, at the option of the holder of such Class C Common Stock (provided that the prior consent of any governmental authority required to make such conversion lawful shall have been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock of Class C Common Stock on a share-for-share basis; provided that the board of directors has determined that the holder of Class A Common Stock at the time of conversion would not disqualify the Company under, or violate, any rules and regulations of the FCC.

      (b) Stock Purchase Plan

      On November 2, 1999, the Company’s Board of Directors adopted and the Company’s shareholders approved the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the Section 423 of the Internal Revenue Code and contains 1,000,000 shares of Class A Common Stock. The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $0.025 million of stock value on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the Employee Stock Purchase Plan.

      The following table summarizes the number of Class A Common shares issued as a result of employee participation in the Employee Stock Purchase Plan since its inception in 1999 (in thousands, except per share amounts):

		Class A
	Issue	Common Shares
Issue Date	Price	Issued

January 10, 2000	$14.18	18
January 17, 2001	$3.08	50
January 8-23, 2002	$3.1875	542

      Following the issuance of shares in January 2002, related to the 2001 plan year, there remains 389,656 Class A Common shares authorized and available under the Employee Stock Purchase Plan.

10.     Stock Options

2000 Stock Incentive Plan

      The Board of Directors approved the 2000 Stock Incentive Plan on July 31, 2000, and subsequently amended the Plan on February 23, 2001. The 2000 Stock Incentive Plan was subsequently approved by the Company’s stockholders on May 4, 2001. The purpose of the 2000 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to the Company’s operations and reward them for making major contributions to the success of the Company. The aggregate number of shares of Class A Common Stock subject to the 2000 Stock Incentive Plan is 2,750,000, all of which may be granted as incentive stock options. In addition, no one person may receive options over more than 500,000 shares of Class A Common Stock in any one calendar year.

      The 2000 Stock Incentive Plan permits the Company to grant nonqualified stock options and incentive stock options (“ISOs”), as defined in Sections 422 of the Internal Revenue Code of 1986, as amended (the “Code”). No options may be granted under the 2000 Stock Incentive Plan after October 4, 2010.

      The Compensation Committee administers the 2000 Stock Incentive Plan. The Compensation Committee has full and exclusive power to interpret the 2000 Stock Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2000 Stock Incentive Plan as it may deem necessary or proper.

      Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2001, there are outstanding options to purchase a total of 2,572,363 shares of Class A Common Stock at exercise prices ranging from $3.9375 to $6.4375 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

1999 Stock Incentive Plan

      On November 2, 1999, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1999 Stock Incentive Plan to provide officers, other key employees and non-employee directors of the Company (other than participants in the Company’s Executive Plan described below), as well as consultants to the Company, with additional incentives by increasing their proprietary interest in the Company. An aggregate of 900,000 shares of Class A Common Stock is subject to the 1999 Stock Incentive Plan, of which a maximum of 900,000 shares of Class A Common Stock is available to be awarded as incentive stock options and a maximum of 100,000 shares of Class A Common Stock is available to be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock, which will be awarded to any one person during any calendar year, is $0.5 million.

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

      The 1999 Stock Incentive Plan is administered by the Compensation Committee of the Board, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the plan) and other terms of any award. The Compensation Committee may delegate to certain senior officers of the Company its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by the Company’s Board of Directors. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

      As of December 31, 2001, there are outstanding options to purchase a total of 716,454 shares of Class A Common Stock exercisable at prices ranging from $6.4375 to $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Stock Incentive Plan.

1998 Stock Incentive Plan

      During 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan. An aggregate of 1,288,834 shares of Class A Common Stock is subject to the 1998 Stock Incentive Plan, of which a maximum of 1,288,834 shares of Class A Common Stock are available to be awarded at subject to incentive stock options and a maximum of 100,000 shares of Class A Common Stock is available to be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock which will be awarded to any one person during any calendar year is $500,000.

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

      The 1998 Stock Incentive Plan is administered by the Compensation Committee of the Board, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the 1998 Stock Incentive Plan) and other terms of any award. The Compensation Committee may delegate to certain senior officers of the Company its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by the Company’s Board of Directors. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

      As of December 31, 2001, there are outstanding options to purchase a total of 1,189,738 shares of Class A Common Stock exercisable at prices ranging from $5.92 to $14.84 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

1999 Executive Stock Incentive Plan

      On November 2, 1999, the Company’s Board of Directors also adopted the 1999 Executive Stock Incentive Plan (the “1999 Executive Plan”) to provide certain key executives of the Company with additional incentives by increasing their proprietary interest in the Company. An aggregate of 1,000,000 shares of Class C Common Stock is subject to the 1999 Executive Plan. In addition, no one person will be eligible to receive options for more than 500,000 shares in any one calendar year. Richard W. Weening, former Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Chairman, President and Chief Executive Officer are the sole participants in the 1999 Executive Plan.

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

      The 1999 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determina-

tions affecting the 1999 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2001, there are outstanding options to purchase a total of 1,000,000 shares of Class C Common Stock under the 1999 Executive Plan.

1998 Executive Stock Incentive Plan

      The Company’s Board of Directors has also adopted the 1998 Executive Stock Incentive Plan (the “1998 Executive Plan”). An aggregate of 2,001,380 shares of Class C Common Stock is subject to the 1998 Executive Plan. In addition, no one person will be eligible to receive options for more than 1,000,690 shares in any one calendar year. Richard W. Weening, former Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Chairman, President and Chief Executive Officer are the sole participants in the 1998 Executive Plan.

      The 1998 Executive Plan permits the Company to grant awards in the form of stock options (including both incentive stock options that meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options) of Class C Common Stock.

      Stock options under the 1998 Executive Plan were granted on July 1, 1998 and are divided into three groups. Group 1 consists of time vested options with an exercise price equal to $14.00 per share and vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances). Group 2 and Group 3 also consist of time-based options which vest in four equal annual installments on July 1, 1999, July 1, 2000, July 1, 2001 and July 1, 2002 (subject to accelerated vesting in certain circumstances). The first installment of both the Group 2 options and Group 3 options were exercisable at a price of $14.00 per share on July 1, 1999 and subsequent installments are exercisable at a price 15% (or 20% in the case of Group 3 options) greater than the prior year’s exercise price for each of the next three years.

      The 1998 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2001, there are outstanding options to purchase a total of 1,657,392 shares of Class C Common Stock under the 1998 Executive Plan.

      The Company applies APB Opinion No. 25 in accounting for its stock options issued to employees. Accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss attributable to common stockholders would have been increased $10.0 million, $8.2 million and $6.8 million, respectively, to the pro forma amounts for the years ending December 31, 2001, 2000 and 1999 as indicated below:

	2001	2000	1999

Net loss attributable to common stockholders:
As reported	$(48,296)	$(17,173)	$(37,412)
Pro forma	$(58,256)	$(25,346)	$(44,220)
Basic and diluted loss per common share:
As reported	$(1.37)	$(0.49)	$(1.50)
Pro forma	$(1.66)	$(0.72)	$(1.77)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

      2001 Option Grants: expected volatility of 72.1% for 2001; risk-free interest rate of 4.32%; dividend yield of 0% and expected lives of four years from the date of grant.

      2000 Option Grants: expected volatility of 65.0% for 2000; risk-free interest rate of 6.25%; dividend yield of 0% and expected lives of four years from the date of grant.

      1999 Option Grants: expected volatility of 65.2% for 1999; risk-free interest rate of 5.70% and 5.78%, respectively for the 1999 Executive Stock Incentive Plan and 1999 Stock Incentive Plan; dividend yield of 0% and expected lives of four years and five years from the date of grant for shares issued under the 1999 Executive Stock Incentive Plan and the 1999 Stock Incentive Plan, respectively.

      Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 2001, 2000 and 1999:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 1998	3,122,125	$15.55

Granted	1,998,125	26.70
Exercised	(27,580)	14.00
Canceled	(8,561)	14.00

Outstanding at December 31, 1999	5,084,109	$19.94

Granted	2,063,431	6.19
Exercised	—	0.00
Canceled	(814,449)	19.28

Outstanding at December 31, 2000	6,333,091	$15.74

Granted	1,722,450	6.77
Exercised	(14,885)	9.62
Canceled	(904,709)	17.03

Outstanding at December 31, 2001	7,135,947	$13.42

      The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $4.07, $3.51 and $13.49, respectively.

      The following table summarizes information about stock options outstanding at December 31, 2001:

		Options
		Outstanding

		Weighted at
		Average	Weighted
	Number	Remaining	Average
	Outstanding at	Contractual	Exercise
Range of Exercise Prices	December 31, 2001	Life	Price

$5.92 (2000 SIP Shares)	1,000,000	9.25 years	$5.92
$5.92 (1998 SIP Shares)	477,250	9.25 years	$5.92
$5.92 to $8.80 (1998 SIP Shares)	36,200	9.50 years	$6.925
$12.00 to $14.84 (1998 SIP Shares)	209,000	9.75 years	$12.7875
$3.9375 (2000 SIP Shares)	200,000	8.75 years	$3.9375
$6.4375 (2000 SIP Shares)	1,372,363	8.75 years	$6.4375
$6.4375 (1999 SIP Shares)	300,000	8.75 years	$6.4375
$14.00 (1998 SIP Class A Shares)	467,288	6.5 years	$14.00
$14.00 (1998 ESIP Class C Shares)	969,416	6.5 years	$14.00
$16.10 to $24.19 (1998 ESIP Class C Shares)	687,976	6.5 years	$18.813
$27.875 (1999 SIP Class A Shares)	416,454	7.5 years	$27.88
$27.875 (1999 ESIP Class C Shares)	1,000,000	7.5 years	$27.88

	7,135,947		$13.42

      The following table summarizes information about stock options exercisable at December 31, 2001:

		Options
		Exercisable

		Weighted at
		Average	Weighted
	Number	Remaining	Average
	Exercisable at	Contractual	Exercise
Range of Exercise Prices	December 31, 2001	Life	Price

$5.92 (2000 SIP Shares)	185,758	9.25 years	$5.92
$5.92 (1998 SIP Shares)	88,653	9.25 years	$5.92
$5.92 to $8.80 (1998 SIP Shares)	5,225	9.5 years	$6.93
$12.00 to $14.84 (1998 SIP Shares)	37,750	9.75 years	$12.79
$3.9375 (2000 SIP Shares)	62,500	8.75 years	$3.9375
$6.4375 (2000 SIP Shares)	444,375	8.75 years	$6.4375
$6.4375 (1999 SIP Shares)	93,750	8.75 years	$6.4375
$14.00 (1998 SIP Class A Shares)	277,765	6.5 years	$14.00
$14.00 (1998 ESIP Class C Shares)	930,318	6.5 years	$14.00
$16.10 to $24.19 (1998 ESIP Class C Shares)	515,982	6.5 years	$17.46
$27.875 (1999 SIP Class A Shares)	196,782	7.5 years	$27.88
$27.875 (1999 ESIP Class C Shares)	812,500	7.5 years	$27.88

	3,651,358		$16.40

11.     Income Taxes

      Income tax expense (benefit) for the years ended 2001, 2000, and 1999 consisted of the following (dollars in thousands):

	2001	2000	1999

Current tax expense:
Federal	$—	$—	$—
State and local	—	—	—

Total current expense	$—	$—	$—

Deferred tax expense (benefit):
Federal	(3,066)	710	(6,032)
State and local	(428)	102	(838)

Total deferred expense (benefit)	(3,494)	812	(6,870)

Total income tax expense (benefit)	$(3,494)	$812	$(6,870)

      Total income tax expense (benefit) differed from the amount computed by applying the federal standard tax rate of 35% for the years ended December 31, 2001, 2000 and 1999 due to the following (dollars in thousands):

	2001	2000	1999

Pretax loss at federal statutory rate	$(11,916)	$(520)	$(7,172)
State income tax expense (benefit), net of federal benefit	(428)	102	(838)
Nondeductible goodwill	746	1,112	929
Loss on foreign operations	2,720	140	132
Other	125	(22)	79
Excess of tax gain over book gain on asset exchange	5,259	—	—

Net income tax expense (benefit)	$(3,494)	$812	$(6,870)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000

Current deferred tax assets:
Accounts receivable	$985	$6,320
Accrued expenses and other	5,704	4,755

Current deferred tax assets	6,689	11,075

Noncurrent deferred tax assets:
Other liabilities	662	891
Net operating loss	57,017	46,109

Noncurrent deferred tax assets	57,679	47,000

Noncurrent deferred tax liabilities:
Intangible assets	84,068	81,662
Property and equipment	6,392	6,079
Other	82	—

Noncurrent deferred tax liabilities	90,542	87,741

Net noncurrent deferred tax liabilities	32,863	40,741

Net deferred tax liabilities	$26,174	$29,666

      Deferred tax assets and liabilities are computed by applying the U.S. federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforward. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of these deferred tax assets with be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This assessment was performed considering the future reversals of existing taxable temporary differences, and the assessment results support management’s conclusion that, after considering all the available objective evidence, it is more than likely than not that these assets will be realized.

      The foreign operations of the Company have incurred operating losses, the benefit of which remains unlikely. Accordingly, the Company has not recognized a tax benefit for these loss carry forwards since it is not assured it could utilize the loss carry forward in the future.

      At December 31, 2001, the Company has a federal net operating loss carry forwards available to offset future income of approximately $143.0 million, which will expire as follows: $3.4 million in 2012, $17.4 million in 2018, $28.9 million in 2019, $55.9 million in 2020 and $37.4 million in 2021.

12.     Earnings Per Share

      The following table sets forth the computation of basic loss per share for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands, except per share amounts).

	2001	2000	1999

Numerator:
Net loss	$(30,553)	$(2,298)	$(13,622)
Preferred stock dividend, including redemption premium	(17,743)	(14,875)	(23,790)

Numerator for basic earnings per share — income available for common stockholders	$(48,296)	$(17,173)	$(37,412)

Denominator:
Denominator for basic earnings per share	35,170	35,139	24,938

Basic and diluted loss per common share	$(1.37)	$(0.49)	$(1.50)

      During 2001, 2000 and 1999 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. At December 31, 2001, 2000 and 1999 there were options issued to purchase the following classes of common stock:

	2001	2000	1999

Options to purchase class A common stock	4,478,555	3,331,711	2,114,309
Options to purchase class C common stock	2,657,392	3,001,380	3,001,380

      The Series B Preferred Stock was convertible into 634,840 shares of Class B Common Stock at December 31, 2000. Earnings per share assuming dilution has not been presented as the effect of the options and the Series B Preferred Stock would be antidilutive for the years ended December 31, 2001, 2000 and 1999.

13.     Leases

      The Company has non-cancelable operating leases, primarily for office space and various capital leases primarily for equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $6.1 million, $5.7 million and $3.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows:

Year Ending December 31:

2002	$6,124
2003	5,119
2004	4,359
2005	3,676
2006	3,132
Thereafter	6,343

$28,753

14.     Commitments and Contingencies

      As of December 31, 2001 the Company has entered into various agreements to acquire stations across 13 markets for an aggregate purchase price of approximately $344.9 million in cash and stock. Between January 1, 2002 and February 15, 2002, the Company closed on the acquisition of 3 stations in 2 markets representing $7.4 million in purchase price. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand, the proceeds of our credit facility or future credit facilities and other to be identified sources. There can be no assurance the Company will be able to obtain such financing. As of December 31, 2001, $6.6 million of escrow deposits were outstanding related to the pending transactions. Subsequent to December 31, 2001, $2.3 million of deposits were applied toward transactions completed. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $4.3 million in purchase price.

      The Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock are defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, pending in the United States District Court for the Eastern District of Wisconsin, is a class action on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seek unspecified damages. Specifically, plaintiffs allege that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On October 31, 2001, the parties executed a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock, subject to Court approval and the terms and conditions of the agreement. On November 30, 2001, the Company funded the cash portion of the settlement, all of which is held in an escrow account pending court approval of the settlement. The cash portion of the settlement has been classified as restricted cash in the accompanying consolidated balance sheets. Of the funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. It is expected that the final court approval of the settlement will be granted during the first half of 2002, following which 240,000 shares of Class A Common Stock will be issued.

      In addition, the Company currently and from time to time is involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect.

15.     Fair Value of Financial Instruments

      The carrying value of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments.

      The Company calculates the fair value of its debt using the present value of the contractual interest and principal payment streams, at contractual interest/coupon payment rates compared to market/trading rates and yields, as published by the market makers in the Company’s debt securities. At December 31, 2001 the carrying amount of the Notes was $160.0 million, and the fair value approximated $169.6 million.

      The Company calculates the fair value of the Series A Preferred Stock using the present value of the contractual dividend and principal payment streams, at contractual dividend rates compared to market trading rates, as published by the market makers in the Company’s Series A Preferred Stock. At December 31, 2001 the Company’s carrying amount of the Series A Preferred Stock was $134.5 million, and the fair value approximated $135.8 million.

      The Company calculates the fair value of the stock portion of the class action lawsuit settlement liability using the closing share price of the Company’s common stock as of the most recent balance sheet date. At December 31, 2001, the carrying value of the liability approximates the fair value.

16.     Related Party Transactions

      Lewis W. Dickey, Jr. and John Dickey each have a 25% ownership interest in Stratford Research, Inc., an entity that provides programming and marketing consulting and market research services to the Company. Under an agreement with Stratford Research, Inc., Stratford Research, Inc. receives $25,000 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25,000 negotiable depending on competitive market conditions. Additionally, Stratford Research, Inc. will provide program-consulting services for contractually specified amounts over the three years of the agreement. Total fees paid to Stratford Research by the Company during 2001, 2000 and 1999 were $2.2 million, $4.1 million and $4.4 million, respectively. Of these expenses paid in 2001, 2000 and 1999, $0, $1.1 million and $1.1 million were capitalized as acquisition costs. The remaining expenses have been included as part of the station operating expenses in the statements of operations. In determining the fair value of the services under the agreement, management undertook at the inception of the agreement an evaluation of third party vendors. This evaluation supported the fair value of the pricing arrangement between the Company and Stratford Research Inc., and no circumstances or events have occurred that have led management to believe that those values are not currently reflective of fair value. At December 31, 2001 and 2000 amounts payable to Stratford Research, Inc. were approximately $0 and $0.2 million, respectively.

      QUAESTUS Management Corporation, an entity controlled by Mr. Weening, historically provided industry research, market support and due diligence support services, and transaction management for the Company’s acquisitions and provided certain corporate finance and related services in support of the Company’s treasury function. During 2001, 2000 and 1999, the Company paid QUAESTUS Management Corporation $0, $1.5 million and $1.4 million respectively for acquisition, corporate finance, and business and systems development services. Under the agreement with QUAESTUS Management Corporation, QUAESTUS Management Corporation historically received a specified rate per transaction between $15,000 and $60,000 depending on the number of FM stations acquired in the transaction, and conditioned on consummation of those transactions. In addition, the Company was obligated to reimburse QUAESTUS Management Corporation for all of its expenses incurred in connection with the performance of services under such agreement. On June 29, 2000 the Company’s Board of Directors terminated the QUAESTUS consulting contract effective June 30, 2000. Of the total payments made to QUAESTUS in 2000 and 1999, $0.5 million and $0.8 million respectively, were capitalized as acquisition costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 2001 and 2000 amounts payable to QUAESTUS Management Corporation were approximately $0 and $0.3 million, respectively. In addition, prior to June 2000, QUAESTUS Management Corporation and the Company shared certain office facilities and administrative services, on a pro rata basis according to usage.

      Additionally, on November 23, 1999 QUAESTUS Management Corporation and the Company entered into a Sublease Agreement as co-sublessees, which provided for the use of a 1989 Cessna Citation III model aircraft. QUAESTUS Management Corporation and the Company are obligated to pay the sublessor rent of $0.1 million per month, plus an hourly rate for each hour of flight. QUAESTUS Management Corporation acted as the manager of the aircraft, hiring pilots, arranging for maintenance and scheduling usage. Expenses for the use of the aircraft were billed to the Company based upon the percentage of hours of Company use. The fair value of the sublease agreement was verified by management through an examination of other third party lease agreements for similar aircraft lease services. The Company incurred aircraft related expenses in 2001, 2000 and 1999 totaling $0, $0.5 million and $0.2 million, respectively. As of December 31, 2001 and 2000, $0 and $0.4 million was payable to QUAESTUS under this agreement. The Company’s sublease agreement was terminated effective December 31, 2000.

      On February 2, 2000 the Company loaned each of Mr. Weening and Mr. Dickey $5.0 million, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each, which was the approximate market price for the Company’s Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. Dickey, which provide for the payment of interest at 9.0% per annum or the peak rate paid by the Company under its Credit Facility and a note maturity date of December 31, 2003. Pursuant to Mr. Dickey’s Amended and Restated Employment Agreement dated July 1, 2001, the Company reduced the per annum interest rate on his note to 7% and extended the maturity date of his note to December 31, 2006. In addition, the Amended and Restated Employment Agreement provides for forgiveness of Mr. Dickey’s note, either in part or in whole, upon the attainment of certain performance targets that include both annual financial targets and stock price targets. In order for any forgiveness to occur, the Company’s closing stock price must be at least $19.275 on any trading day in 2006. Additionally, the note and accrued interest thereon will be forgiven in its entirety, regardless of the attainment of the annual financial targets or the 2006 stock price targets, upon a change in control of the Company, provided that Mr. Dickey is employed by the Company upon such change in control or that his employment was terminated within the six-month period immediately preceding a change in control. Interest accrues on both notes from February 2, 2000 through the respective note maturity dates, and all accrued interest and principal is payable on that date. As of December 31, 2001, the original principal of $5.0 million plus accrued interest remains outstanding from each of Mr. Weening and Mr. Dickey.

      One of the Company’s Directors is Mr. Ralph B. Everett. Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm’s Federal Legislative Practice Group. The Company also engages the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. Total amounts paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 2001, 2000 and 1999 were approximately $1.0 million, $1.0 million and $2.1 million. Of these amounts paid in 2001, 2000 and 1999, $0.7 million, $0.8 million and $2.0 million were capitalized as acquisition or financing costs. The remaining amounts have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 2001, 2000 and 1999 amounts remaining payable to Paul, Hastings, Janofsky & Walker LLP were approximately $0.7 million, $0.4 million and $0.3 million.

      One of the Company’s Directors is Eric P. Robison. Since January 1994, Mr. Robison has worked for Vulcan Northwest, Inc., the holding company that manages all personal and business interests for investor Paul G. Allen. In this role Mr. Robison serves as a Business Development Associate for Vulcan Ventures, Inc., the venture fund division of Vulcan and investigates and secures investment opportunities. In 1999 and 2000, the Company retained Mr. Robison to provide consulting services relating to the development of the Cumulus Internet Services Inc. business plan. During 2001, 2000 and 1999, the Company paid Mr. Robison $0, $15,000 and $10,000 respectively for consulting services.

      As described in note 2, the pending acquisitions disclosed involve counterparties who represent related parties. The pending transaction with Aurora Communications, LLC involves an affiliate of BA Capital Company, L.P. (BA Capital), which currently owns approximately 840,000 shares of Cumulus’ publicly traded Class A Common Stock, and approximately 2 million shares of Cumulus’ nonvoting Class B Common Stock. A member of Cumulus’ Board of Directors, Mr. Robert H. Sheridan, III, is affiliated with BA Capital. The pending transaction with DBBC, L.L.C. involves related parties including Mr. Lewis N. Dickey, Jr., the Chairman, President and Chief Executive Officer, John Dickey, Executive Vice President of Cumulus, David Dickey, and Michael W. Dickey. Mr. Lewis W. Dickey, Jr. is also a member of Cumulus’ Board of Directors.

17.     Defined Contribution Plan

      Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant’s contribution. Matching contributions are to be remitted to the plan by the Company monthly. During 2001 and 2000, the Company contributed approximately $0.3 million and $0.4 million to the plan respectively.

18.     Guarantors’ Financial Information

      Certain of the Company’s direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) will provide full and unconditional guarantees for the Company’s senior subordinated notes on a joint and several basis. There are no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

      The following tables provide consolidated condensed financial information pertaining to the Company’s subsidiary guarantors. The Company has not presented separate financial statements for the subsidiary guarantors and non-guarantors because management does not believe that such information is material to investors.

	December 31, 2001	December 31, 2000	December 31, 1999

Current assets	$42,867	$58,770	$91,509
Noncurrent assets	866,857	821,074	594,670
Current liabilities	14,779	14,885	12,135
Noncurrent liabilities	20,077	20,032	61,048

	December	December	December
	2001	2000	1999

Net revenues	$200,110	$223,539	$177,667
Station operating expenses excluding depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges	139,915	187,316	131,050
Net loss	(2,579)	(11,599)	(10,336)

19.     Quarterly Results (Unaudited)

      The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2001.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2001
Net revenue	$44,588	$55,072	$50,815	$50,853
Operating income (loss)	(7,956)	1,482	(1,596)	(7,561)
Net income (loss)	614	(12,069)	(6,981)	(12,117)
Net loss attributable to common stockholders	(3,475)	(16,456)	(11,482)	(16,883)
Basic and diluted loss per common share	$(0.10)	$(0.47)	$(0.33)	$(0.48)
FOR THE YEAR ENDED DECEMBER 31, 2000
Net revenue	$47,717	$62,627	$58,127	$57,440
Operating loss	(10,346)	(8,940)	(19,354)	(10,071)
Net income (loss)	(10,120)	(9,083)	24,298	(7,393)
Net income (loss) attributable to common stockholders	(13,648)	(12,725)	20,489	(11,289)
Basic and diluted loss per common share	$(0.39)	$(0.36)	$0.58	$(0.32)

20.     Subsequent Events

      From January 1, 2002 through February 15, 2002, the Company completed acquisitions of 3 radio stations in 2 separate markets for an aggregate purchase price of approximately $7.4 million. These transactions will be accounted for by the purchase method of accounting.

SCHEDULE II

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

	Additions

	Balance at	Provision for			Balance
	Beginning	Doubtful	Acquired		at End
Fiscal Year	of Year	Accounts	Stations(1)	Write-offs	of Year

2001
Allowance for doubtful accounts	$17,348	4,793	—	(19,508)	$2,633
2000
Allowance for doubtful accounts	$3,118	23,751	1,859	(11,380)	$17,348
1999
Allowance for doubtful accounts	$895	2,504	61	(342)	$3,118

(1)	Allowance for doubtful accounts receivable acquired in acquisitions.

S-1