Form 10-K/A
period 2001-12-31
CUMULUS MEDIA INC
filed 2002-04-30
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

Amendment No. 1

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑          No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant as of March 31, 2002 was approximately $313.5 million. As of March 31, 2002, the registrant had outstanding 51,618,411 shares of common stock consisting of (i) 35,230,452 shares of Class A Common Stock; (ii) 14,858,682 shares of nonvoting Class B Common Stock; and (iii) 1,529,277 shares of nonvoting Class C Common Stock.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

      Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Cumulus Media Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 by adding the information required by Item 10 with respect to directors and Section 16(a) reporting, and the information required by Items 11, 12 and 13.

		Page

PART III
Item 10.	Directors and Executive Officer of the Registrant	2
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	9
Item 13.	Certain Relationships and Related Transactions	11

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors of the Registrant

      Lewis W. Dickey, Jr., age 40, has served as our Chairman, President and Chief Executive Officer since December 2000, and as a Director since March 1998. Mr. Dickey was a founder and an initial investor in Cumulus Media, LLC through his interest in CML Holdings LLC. Mr. Dickey served as Executive Vice Chairman and a Director of Cumulus Media, LLC, our predecessor entity, from its inception in April 1997 until its dissolution in June 1998. Mr. Dickey is the founder of Stratford Research, Inc., or Stratford, a strategy consulting and market research firm advising radio and television broadcasters, as well as other media related industries. Mr. Dickey served as Stratford’s President from September 1985 to March 1998, and currently owns 25% of the outstanding capital stock of Stratford. From January 1988 until March 1998, Mr. Dickey served as President and Chief Operating Officer of Midwestern Broadcasting Corporation, which operated two stations in Toledo, Ohio that were acquired by the Company in November 1997. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise-Building Radio Brands, published by the National Association of Broadcasters. Mr. Dickey is the brother of John W. Dickey, our Executive Vice President. Mr. Dickey’s term as a director expires at the 2002 Annual Meeting, and we expect that he will stand for reelection.

      Ralph B. Everett, age 50, has served as a Director of the Company since July 1998. Mr. Everett has been a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the firm’s Federal Legislative Practice Group, since October 1989. In 1998, Mr. Everett was appointed by President Clinton as United States Ambassador to the 1998 International Telecommunication Union Plenipotentiary Conference. Prior to 1989, he was Chief Counsel and Staff Director of the United States Senate Committee on Commerce, Science and Transportation. He is a director and a member of the Investment Committee of Shenandoah Life Insurance Company. He is also a member of the Board of Visitors of Duke University Law School and the Norfolk Southern Corporation Advisory Board. Mr. Everett’s term as a director expires in 2003.

      Holcombe T Green, Jr., age 62, has served as a Director of the Company since May 2001. Mr. Green has been Chairman and Chief Executive Officer of WestPoint Stevens, Inc. since October 1992. Mr. Green is also the founder and principal of Green Capital Investors, L.P., a private investment partnership, and certain other affiliated partnerships. He is the retired Chairman of HBO & Company, a supplier of hospital information systems. He is also a director of WestPoint Stevens, Inc. Mr. Green’s term as a director expires in 2003.

      Eric P. Robison, age 42, has served as a Director of the Company since August 1999. Mr. Robison is the President of IdeaTrek, Inc., a company that provides business consulting services. From 1994 to 2002, Mr. Robison worked for Vulcan Inc., the holding company that manages all personal and business interests for investor Paul G. Allen, as Vice President, Business Development, managing various projects and investigating investment opportunities. Prior to joining Vulcan, Mr. Robison was co-founder and Vice President of The Stanton Robison Group, Inc., a business development, marketing and advertising consulting firm. Mr. Robison has served in key marketing management positions with SGS, Inc., Ashton-Tate, Inc., and Denny’s Inc. He has also worked on the account staffs of several advertising agencies, including McCann Erickson, Doyle Dane Bernbach and Foote Cone and Belding. Mr. Robison currently serves as a Director of CNET Media Networks, Inc. Mr. Robison’s term as a director expires in 2004.

      Robert E. Sheridan, III, age 39, has served as a Director of the Company since July 1998. Mr. Sheridan served as a member of the Investment Committee of Cumulus Media, LLC, our predecessor entity, from April 1997 until its dissolution in June 1998. Mr. Sheridan has served as a Senior Vice President and Managing Director of BancAmerica Capital Investors, the principal investment group within Bank of America Corporation since January 1998, and is a Senior Vice President and Managing Director of BA Capital Company, L.P., or BA Capital, which was formerly known as NationsBanc Capital Corp. He was a Director of NationsBank Capital Investors, the predecessor of BACI, from January 1996 to

January 1998. BA Capital is a principal shareholder of Cumulus, and is entitled to designate one member of our Board. Mr. Sheridan serves as BA Capital’s designee. Mr. Sheridan currently serves as a director of several privately held companies. Mr. Sheridan’s term of office as a director expires in 2004.

Executive Officers of the Registrant

      The information required by this item with respect to our executive officers is contained in Part I, Item 1 of our Annual Report on Form 10-K, as originally filed on February 28, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and executive officers, and any persons who beneficially own more than 10% of our common stock, are required to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based solely upon our review of copies of such reports for our 2001 fiscal year, and written representations from our directors and executive officers, we believe that all filing requirements applicable to directors, officers and beneficial owners of more than 10% of our common stock for our 2001 fiscal year were complied with, except for the inadvertent late filings of an initial report on Form 3 for Mr. Green and annual statements on Forms 5 for each of the executive officers and directors for 2001.

Item 11.     Executive Compensation

      The following table sets forth, for the periods indicated, the compensation paid or accrued for services rendered to us in all capacities for the past three years for (i) each person who served as the chief executive officer during 2001, and (ii) each of the other executive officers of the Company employed as of December 31, 2001 and who earned in excess of $100,000 during 2001, collectively referred to as the named executive officers.

Summary Compensation Table

					Long-Term
					Compensation Awards

	Annual Compensation				Securities
					Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Options(#)	Compensation(7)

Lewis W. Dickey, Jr.(1)	2001	$423,252	$207,688	(5)	500,000	$6,000
Chairman, President and	2000	$315,000	$161,438		500,000	$—
Chief Executive Officer	1999	$291,250	$—	(6)	530,000	$—
Jonathon G. Pinch(2)	2001	$425,000	$—	(5)	150,000	$9,100
Executive Vice President	2000	$35,417	$100,000		200,000	$—
and Chief Operating Officer
Martin R. Gausvik(3)	2001	$333,333	$167,667	(5)	250,000	$14,625
Executive Vice President	2000	$162,326	$137,500		300,000	$7,000
Chief Financial Officer and
Treasurer
John W. Dickey(4)	2001	$375,000	$187,500	(5)	250,000	$12,000
Executive Vice President	2000	$302,832	$151,316		250,000	$12,000
	1999	$268,354	$60,000		76,354	$11,500

(1)	From January 1, 2000 through March 16, 2000, Mr. L. Dickey was our Executive Vice Chairman. In June 2000, Mr. L. Dickey became our President and Chief Executive Officer, and effective December 23, 2000 he was appointed Chairman, President and Chief Executive Officer of the Company.

(2)	Effective December 1, 2000, Mr. Pinch joined Cumulus as Executive Vice President and Chief Operating Officer of the Company.

(3)	Effective May 29, 2000, Mr. Gausvik joined Cumulus as Executive Vice President, Chief Financial Officer and Treasurer of the Company.

(4)	Effective June 2000, Mr. J. Dickey was named the Executive Vice President of the Company. From January 2000 through June 2000, Mr. J. Dickey served as our Senior Vice President, Programming.

(5)	In February 2002, Messrs. L. Dickey, J. Dickey and Gausvik were awarded and paid their respective bonuses for the fiscal year ended December 31, 2001. In accordance with the terms of his employment agreement, Mr. Pinch did not earn a bonus for the fiscal year ended December 31, 2001. In January 2001, Mr. Pinch was paid a bonus for 2000 pursuant to the terms of his employment agreement, which became effective December 1, 2000. We consider the bonuses paid in fiscal year 2002 as being earned in fiscal year 2001.

(6)	On August 30, 1999, Mr. L. Dickey received options to purchase 30,000 shares of our Class A Common Stock in lieu of a cash bonus for fiscal year 1998. These options vest and are exercisable at any time on or after August 30, 1999.

(7)	During the fiscal year ended December 31, 2001, automobile allowances of $6,000, $9,100, $12,000 and $12,000 were paid to Messrs. L. Dickey, Pinch, Gausvik and J. Dickey, respectively. In addition, during the fiscal year ended December 31, 2001, $2,625 in 401(k) matching contributions were made for Mr. Gausvik. During the fiscal year ended December 31, 2000, automobile allowances of $7,000 and $12,000 were paid to Messrs. Gausvik and J. Dickey, respectively. During the fiscal year ended December 31, 1999, an automobile allowance of $11,500 was paid to Mr. J. Dickey.

Option Grants in Last Fiscal Year

      The following table sets forth information regarding grants of stock options made to the named executive officers during the 2001 fiscal year:

	Individual Grants

			Exercise
	Number of	% of Total Options	or Base
	Securities	Granted to	Price Per		Grant Date
	Underlying	Employees in	Share	Expiration	Present
Name	Options Granted	Fiscal Year	($/Sh)	Date	Value(1)

Lewis W. Dickey, Jr.	500,000	29.0%	$5.92	April 2011	$2,335,872
Jonathon G. Pinch(2)	150,000	8.7%	$12.90	December 2011	$537,860
Martin R. Gausvik	250,000	14.5%	$5.92	April 2011	$1,173,858
John W. Dickey	250,000	14.5%	$5.92	April 2011	$1,173,858

(1)	The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield of 0.00% for all years; (ii) expected volatility of 72.1%; (iii) risk-free interest rate of 4.32%; and (iv) expected life of ten years.

(2)	Mr. Pinch’s options were granted on December 1, 2001, in accordance with his employment agreement. The method of calculating present value per share of the options granted to the other named executive officers was also used for valuing Mr. Pinch’s options.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

      The following table sets forth information concerning option exercises in the fiscal year ended December 31, 2001 by the named executive officers and the value of each such officer’s unexercised options at December 31, 2001:

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-
	Shares		Options at		the-Money Options at
	Acquired		December 31, 2001		December 31, 2001(1)
	on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lewis W. Dickey, Jr.	0	$0	1,350,847	1,179,843	$4,205,462	$7,977,292
Jonathon G. Pinch	0	$0	71,875	278,125	$795,906	$2,144,594
Martin R. Gausvik	0	$0	140,625	409,375	$1,394,297	$4,093,453
John W. Dickey	0	$0	247,166	481,896	$1,441,812	$3,891,716

(1)	Based upon a per share price of our Class A Common Stock of $16.180. This price represents the closing price for our Class A Common Stock on the Nasdaq National Market on December 31, 2001.

Non-Employee Director Compensation

      Directors who are not employees of the Company receive a fee of $7,500 per quarter ($30,000 annually). Additionally, each Director receives an additional $2,500 per quarter ($10,000 annually) for each committee membership he holds. Each Director also receives a $1,500 fee for each in-person meeting of the Board (or for each in-person meeting of a committee, if not conducted in connection with a Board meeting) and $300 for each telephonic meeting of the Board or a committee thereof. Finally, each Director receives reimbursement of out-of-pocket expenses incurred in connection with attendance at each such meeting.

      In 2001, BA Capital Company, L.P., which is entitled to designate one member to serve on the Board (with Mr. Sheridan currently serving in that capacity), and Mr. Robison were each granted options to purchase a total of 40,000 shares of our Class A Common Stock, Mr. Everett was granted options to purchase a total of 35,000 shares of our Class A Common Stock, and Mr. Green was granted options to purchase a total of 30,000 shares of our Class A Common Stock. Such options are exercisable at the fair market value of the Class A Common Stock at the date of grant. These options vest 25% per year, with each option being fully exercisable four years from the date of grant.

Employment Agreements

      As discussed more particularly below, we have entered into employment agreements with each of the named executive officers. Subject to certain exceptions, these employment agreements prohibit each of the named executive officers from competing with the Company, for a specified period of time after a termination of employment.

      Lewis W. Dickey, Jr. serves as our Chairman, President and Chief Executive Officer. Under the terms of Mr. L. Dickey’s Amended and Restated Employment Agreement, dated as of July 1, 2001, he is entitled to receive an annual base salary of $500,000 during the first twelve months of the agreement term, subject to merit increases, as the Compensation Committee deems appropriate. The Amended and Restated Employment Agreement, or the Agreement, provides that Mr. L. Dickey may receive a bonus of up to 50% of his base salary in the event that annual bonus targets, as determined by the Compensation Committee, are met during the relevant year. Mr. L. Dickey’s employment agreement has a three-year term, which automatically extends for one additional year at the expiration of the initial term, subject to mutual rights not to extend.

      The Agreement also provides that Mr. L. Dickey shall be granted (i) time-vested stock options to purchase 250,000 shares of our Class A Common Stock in each of fiscal years 2002, 2003 and 2004; and (ii) performance stock options to purchase 250,000 shares of our Class A Common Stock in each of fiscal years 2002, 2003 and 2004, subject to specified anti-dilution requirements. In the event that there is a change in control of the Company, as defined in the Agreement, then all unvested stock options held by Mr. L. Dickey shall become immediately exercisable.

      The Agreement further provides that in the event Mr. L. Dickey is terminated by the Company without cause, or if he terminates his employment for good reason, as that term is defined in the Agreement, or in the event of a change in control, then the Company will pay to Mr. L. Dickey a lump-sum amount equal to the sum of (A) his earned but unpaid base salary through the date of termination, (B) any earned but unpaid target bonus amount for any completed fiscal year, (C) any unreimbursed business expenses or other amounts due from the Company as of the date of termination, and (D) any earned portion of the bonus amount for the year in which termination of employment occurs. The Company shall also pay to Mr. L. Dickey the greater of (i) the amount equal to the aggregate base salary payments (at the rate in effect at the time of termination) that remain payable to Mr. L. Dickey from the date of termination until the expiration of the agreement term, or (ii) the amount equal to the sum of (1) the annual base salary in effect at the time of termination and (2) the amount of the annual bonus paid to Mr. L. Dickey for the fiscal year ended immediately prior to the year of termination.

      In the event Mr. L. Dickey voluntarily terminates his employment for good reason, all unvested time-vested options and performance options shall terminate immediately and be of no further force or effect. In the event the Company terminates Mr. L. Dickey’s employment without cause, 50% of any unvested time-vested options and performance options shall become immediately and fully vested and exercisable, and shall remain exercisable for their full term, and the remaining 50% of any time-vested options and performance options shall terminate immediately and be of no further force or effect.

      In the event Mr. L. Dickey is terminated with cause, or if he terminates his employment without good reason, then the Company is only obligated to pay Mr. L. Dickey for compensation, bonus payments or unreimbursed expenses that were accrued but unpaid through the date of termination or resignation.

      As further consideration for the services to be rendered by Mr. L. Dickey through December 31, 2006, the Company has agreed, on the terms and conditions set forth in the Agreement, to the following reductions in the amounts due under a loan made by the Company to Mr. L. Dickey and evidenced by that certain Promissory Note dated February 2, 2000, in the original principal amount of $4,992,000 (the “Loan”): (i) the Company has agreed to reduce the per annum interest rate of the loan from 9% to 7% and to extend the maturity to December 31, 2006; (ii) the Loan (principal and related accrued interest) shall be forgiven in 2006, or sooner as provided for in the Agreement, based on Mr. L. Dickey’s continued employment with the Company through December 31, 2006, and on the satisfaction of double trigger performance goals. The first trigger involves an annual determination over the period of 2001-05 of whether (a) the objective Board-approved EBITDA budgeting goals for each fiscal year were satisfied, or (b) the Compensation Committee of the Board otherwise determines that Mr. L. Dickey’s performance for the year warrants a determination that the first trigger shall be deemed to be satisfied. For each of the fiscal years 2001-05 for which the first trigger is satisfied, the maximum Loan reduction would be 20% of the Loan principal and related accrued interest. The actual reduction of the Loan in such case shall be further contingent upon the satisfaction of the second trigger. The second trigger involves the price per share of our Class A Common Stock. For each of the fiscal years 2001-05 for which the first trigger has been satisfied (each a “First Trigger Year”), the Loan reduction, expressed as a percentage of principal and related accrued interest outstanding up to 20% per each such year, shall be determined as follows: (i) should the highest closing sales price per share of our Common Stock for any day in 2006 as reported on the principal exchange on which the shares of our Class A Common Stock are then traded (such price being referred to as the “Measurement Price”) equal or exceed such closing sales price per share as of July 1, 2001, or if July 1, 2001 is not a trading day, then such closing sales price per share of the next succeeding trading day (such date being referred to as the “Measurement Date”) plus 100% thereof, then the Loan reduction percentage applicable to each First Trigger Year shall be 20%; (ii) should the Measurement Price equal or be less than such closing sales price per share as of Measurement Date, plus 50% thereof, then the Loan reduction percentage applicable to each First Trigger Year shall be 0% (and there will be no corresponding reduction in the Loan); and (iii) should the Measurement Price be less than such closing sale price per share as of Measurement Date plus 100% thereof but more than such closing sales price per share as of Measurement Date plus 50%, then a proportionate (on a straight-line basis) reduction in the Loan for each First Trigger Year shall be made (e.g., Loan reduction percentage per First Trigger Year of 15% if the Measurement Price is equal to Measurement Date closing sales price per share plus 87.5% thereof). In addition, the Loan will be forgiven in its entirety in the event there is a change in control of the Company prior to its maturity, and Mr. L. Dickey is still an employee of the Company.

      Jonathon G. Pinch serves as our Executive Vice President and Chief Operating Officer. Under the terms of Mr. Pinch’s employment agreement, he is entitled to receive an annual base salary of $425,000. Such base salary will increase by 5.0% during each year of the term of the employment agreement, subject to additional merit increases, as the Compensation Committee deems appropriate. The agreement provides that Mr. Pinch may receive a bonus of up to $200,000, half of which is based upon the achievement of Board-approved budgeted revenue and cash flow targets. The other half of any bonus is based upon the achievement of 110% of the targets established by our Chief Executive Officer and the Compensation Committee in their collective discretion. In addition, Mr. Pinch is entitled to be granted time-vested stock options to purchase shares of our Class A Common Stock as follows: 200,000 in 2000, 150,000 in 2001 and 100,000 in 2002. Mr. Pinch’s employment agreement has a three-year term, which automatically extends each year for one additional year, subject to non-renewal.

      Mr. Pinch’s employment agreement also provides that in the event he is terminated by the Company without cause, or if he terminates his employment for good reason, then, in addition to amounts that he is owed through the date of termination, he shall also receive a severance payment equal to the greater of (i) two-thirds of the aggregate Base Salary payments (at the rate in effect at the time of termination) that would remain payable until the expiration of the employment agreement term or (ii) the amount equal to his annual base salary in effect at the time of termination. In addition, any unvested time-vested stock options that would otherwise vest within one year of the date of termination shall become exercisable. Finally, in the event that there is a change in control of the Company, as defined in the agreement, then, in addition to being entitled to receive the severance payments and equity rights that would be due upon a termination without cause, all unvested stock options held by Mr. Pinch shall become immediately exercisable.

      Martin R. Gausvik serves as our Executive Vice President, Treasurer and Chief Financial Officer. Under the terms of Mr. Gausvik’s employment agreement, he is entitled to receive an annual base salary of $275,000. Such base salary will increase by 5.0% during each year of the term of the employment agreement, subject to additional merit increases, as the Compensation Committee deems appropriate. The agreement provides that Mr. Gausvik may receive a bonus of up to 50% of his base salary, half of which is based upon the achievement of Board-approved budgeted revenue and cash flow targets. The other half of any bonus is based upon the discretion of our Chief Executive Officer and the Compensation Committee. Mr. Gausvik’s employment agreement has a three-year term, which automatically extends each year for one additional year, subject to non-renewal.

      Mr. Gausvik’s employment agreement provides that in the event he is terminated by the Company without cause, or if he terminates his employment for good reason, then, in addition to amounts that he is owed through the date of termination, he shall also receive a severance payment equal to his annual base salary as in effect at the time of termination. In addition, any unvested time-vested stock options that would otherwise vest within one year of the date of termination shall become exercisable. Finally, in the event that there is a change in control of the Company, as defined in the agreement, then, in addition to being entitled to receive the severance payments and equity rights that would be due upon a termination without cause, all unvested stock options held by Mr. Gausvik shall become immediately exercisable.

      John W. Dickey serves as our Executive Vice President. Under the terms of Mr. J. Dickey’s employment agreement, he is entitled to receive an annual base salary of $375,000 for 2001. Such base salary will increase to $400,000 for 2002, subject to additional merit increases, as the Compensation Committee deems appropriate. The agreement provides that Mr. J. Dickey may receive a bonus of up to

50% of his base salary, half of which is based upon the achievement of Board-approved budgeted revenue and cash flow targets. The other half of any bonus is based upon the collective discretion of our Chief Executive Officer and the Compensation Committee. Mr. J. Dickey’s employment agreement has a two-year term, which automatically extends each year for one additional year, subject to non-renewal.

      Mr. J. Dickey’s employment agreement also provides that he shall be granted (i) time-vested stock options to purchase 150,000 shares of our Class A Common Stock in each of 2001 and 2002, and (ii) performance stock options to purchase 100,000 shares of our Class A Common Stock in each of 2001 and 2002, subject to specified anti-dilution requirements.

      Mr. J. Dickey’s agreement also provides that in the event he is terminated by the Company without cause, or if he terminates his employment for good reason, then, in addition to amounts that he is owed through the date of termination, he shall also receive a severance payment equal to the greater of (i) two-thirds of the aggregate base salary payments (at the rate in effect at the time of termination) that would remain payable until the expiration of the employment agreement term or (ii) the amount equal to his annual base salary in effect at the time of termination. In addition, any unvested time-vested stock options that would otherwise vest within one year of the date of termination shall become exercisable. Finally, in the event there is a change in control of the Company, as defined in the agreement, then, in addition to being entitled to receive the severance payments and equity rights that would be due upon a termination without cause, all unvested stock options held by Mr. J. Dickey shall become immediately exercisable.

Compensation Committee Interlocks and Insider Participation

      During 2001, Eric P. Robison (Chairman) and Robert H. Sheridan, III, neither of whom is an officer or employee of the Company, were members of our Compensation Committee, which determines, or makes recommendations with respect to, compensation matters for the Company. Neither member of our Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

      On November 18, 2001, we entered into an Acquisition Agreement with Aurora Communications, LLC, or Aurora Communications, and its owners for the acquisition of Aurora Communications, which owned and operated 18 radio stations in Connecticut and New York. We completed the acquisition of Aurora Communications on March 28, 2002.

      In acquiring Aurora Communications, we issued to the former owners of Aurora Communications (a) 10,551,182 shares of our common stock, consisting of 1,606,843 shares of our Class A Common Stock, and 8,944,339 shares of our non-voting Class B Common Stock, which may be converted into shares of Class A Common Stock on a one-for-one basis, and (b) warrants, exercisable until March 28, 2003, to purchase up to an aggregate of 833,333 shares of our common stock, consisting of warrants for 126,909 shares of Class A Common Stock and 706,424 shares of Class A Common Stock or Class B Common Stock, at an exercise price of $12.00 per share, and we paid $93 million in cash. Based on the closing price of a share of our Class A Common Stock on March 27, 2002 of $18.42, this transaction was valued at approximately $294 million. The consideration was determined through arm’s length negotiations between Aurora Communications and the Company, and was determined to be fair to us, from a financial point of view, in an opinion delivered by Greenbridge Partners LLC. Mr. Sheridan was not present and did not participate during the course of deliberations by the Board regarding the acquisition of Aurora Communications.

      Mr. Sheridan, one of our directors and a member of the Compensation Committee, is a Senior Vice President and Managing Director of one of our principal shareholders, BA Capital Company, L.P., or BA Capital. Mr. Sheridan is also a Senior Vice President and Managing Director of BancAmerica Capital Investors SBIC I, L.P., or BACI, which is an affiliate of BA Capital, and which indirectly owned approximately 73% of the equity interests of Aurora Communications. In the Aurora acquisition, BACI received 8,944,339 shares of common stock and warrants to purchase 706,424 shares of common stock.

      In addition, in connection with the new financing arrangements that we entered into in March 2002, in order to refinance our existing indebtedness and to finance the cash portion of the purchase price for Aurora Communications, Banc of America Securities LLC, or BA Securities, acted as joint lead arranger and joint bookrunner, and Bank of America, N.A., acted as syndications agent. BA Securities and Bank of America, N.A. are each affiliates of BA Capital and BACI.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table lists information concerning the beneficial ownership of the common stock of the Company as of March 31, 2001 (unless otherwise noted) by (i) each director and named executive officer of the Company and their affiliates, (ii) all directors and executive officers as a group, and (iii) each person known to the Company to own beneficially more than 5% of any class of common stock of the Company.

	Class A		Class B		Class C
	Common Stock(1)		Common Stock(1)		Common Stock(1)(2)
							Percentage
	Number of		Number of		Number of		of Voting
Name of Shareholder	Shares	Percentage	Shares	Percentage	Shares	Percentage	Control

BancAmerica Capital Investors, SBIC I, LP(3)	—	—	9,650,763	62.0%	—	—	—
B.A. Capital Company, L.P.(3)	881,625	2.5%	1,979,996	13.3%	—	—	1.7%
State of Wisconsin Investment Board(4)	—	—	3,240,619	21.8%	—	—	—
Richard W.
Weening(5)(6)	967,550	2.7%	—	—	2,266,437	84.4%	38.0%
CML Holdings, LLC(6)	655,100	1.9%	—	—	872,422	57.0%	18.6%
Quaestus & Co. Inc.(6)	101,000	*	—	—	237,313	15.5%	4.9%
DBBC of Georgia, LLC(7)	95,000	*	—	—	291,542	19.1%	6.0%
DBBC, LLC(7)	5,500,000	15.5%	—	—	—	—	10.8%
John Hancock Financial Services, Inc.(8)	3,424,190	9.7%	—	—	—	—	6.8%
Dimensional Fund Advisors(9)	2,448,200	6.9%	—	—	—	—	4.8%
Lewis W. Dickey, Jr.(10)	6,004,240	36.8%	—	—	1,490,389	57.3%	33.8%
John W. Dickey(11)	350,416	*	—	—	—	—	*
Martin R. Gausvik(11)	175,000	*	—	—	—	—	*
Jonathon G. Pinch(11)	118,750	*	—	—	—	—	*
Robert H. Sheridan, III(12)	—	—	—	—	—	—	*
Ralph B. Everett(13)	40,250	*	—	—	—	—	*
Eric P. Robison(13)	39,375	*	—	—	—	—	*
Holcombe T. Green, Jr.(13)	7,500	*	—	—	—	—	*
All directors and executive officers as a group (8 persons)	6,735,531	18.5%	—	—	1,490,389	57.3%	34.7%

*	Indicates less than one percent.

(1)	Except upon the occurrence of certain events, holders of Class B common stock are not entitled to vote, whereas each share of Class A Common Stock entitles its holders to one vote and subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. The Class B common stock is convertible at any time, or from time to time, at the option of the holder of the Class B common stock (provided that the prior consent of any governmental authority required to make the conversion lawful has been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock or Class C Common Stock on a share-for-

share basis; provided that the Board has determined that the holder of Class A Common Stock at the time of conversion would not disqualify the Company under, or violate, any rules and regulations of the FCC.

(2)	Subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. The Class C Common Stock is convertible at any time, or from time to time, at the option of the holder of the Class C Common Stock (provided that the prior consent of any governmental authority required to make such conversion lawful has been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock on a share-for-share basis; provided that the Board has determined that the holder of Class A Common Stock at the time of conversion would not disqualify the Company under, or violate, any rules and regulations of the FCC. In the event of the death of Messrs. L. Dickey or Weening or the disability of either of them which results in the termination of that person’s employment, each share of Class C Common Stock held by that person or any related party or affiliate of that person will automatically be converted into one share of Class A Common Stock.

(3)	The address of BA Capital Company, L.P. and BancAmerica Capital Investors, SBIC I, LP is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255. Includes options to purchase 41,375 shares of Class A Common Stock granted to BA Capital Company, L.P. in connection with its participation in designating a member to serve on the Board and exercisable within 60 days. Also includes a warrant, exercisable within 60 days, to purchase 706,424 shares of Class B Common Stock. This information is based on a Schedule 13G/ A filed on April 3, 2002.

(4)	The address of the State of Wisconsin Investment Board is P.O. Box 7842, Madison, Wisconsin 53707. This information is based on a Schedule 13G filed on February 10, 2000.

(5)	Represents beneficial ownership attributable to Mr. Weening as a result of his direct ownership of 129,000 shares of Class A Common Stock and his controlling interests in Quaestus & Co. Inc., which currently holds 101,000 shares of Class A Common Stock and 237,313 shares of Class C Common Stock, Quaestus Partner Fund, which currently holds 100,000 shares of Class A Common Stock, and CML Holdings, LLC, which currently holds 655,100 shares of Class A Common Stock and 872,422 shares of Class C Common Stock. Also includes options to purchase 30,000 shares of Class A Common Stock and 1,156,702 shares of Class C Common Stock granted to Mr. Weening and exercisable within 60 days. Mr. Weening disclaims beneficial ownership of shares owned by CML Holdings, LLC, Quaestus & Co. Inc. and Quaestus Partners Fund, except to the extent of his pecuniary interest therein.

(6)	The address of CML Holdings, LLC, Quaestus & Co. Inc. and Richard W. Weening is 400 E. Wisconsin Ave., 4th Floor, Milwaukee, Wisconsin 53202. This information is based on a Schedule 13G/ A filed on January 15, 2002. Mr. Weening exercises voting and dispositive power with respect to the shares of stock owned by CML Holdings, LLC and by Quaestus & Co. Inc.

(7)	The address of DBBC of Georgia, LLC and DBBC, LLC is 50 Music Square W., Suite 901, Nashville, Tennessee 37203. Includes a warrant, exercisable within 60 days, to purchase 250,000 shares of Class A Common Stock. Lewis W. Dickey, Jr. is the president of DBBC of Georgia, LLC and DBBC, LLC.

(8)	The address of John Hancock Financial Advisors is John Hancock Place, P.O. Box 111, Boston, Massachusetts 02117. This information is based on a Schedule 13G/ A filed on February 12, 2002.

(9)	The address of Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. This information is based on a Schedule 13G/ A filed on February 12, 2002.

(10)	Represents beneficial ownership attributable to Mr. L. Dickey as a result of his direct ownership of 66,740 shares of Class A Common Stock and 128,000 shares of Class C Common Stock, his controlling interest in DBBC of Georgia, LLC, which currently holds 95,000 shares of Class A

Common Stock and 291,542 shares of Class C Common Stock, and his controlling interest in DBBC, LLC, which currently holds 5,250,000 shares of Class A Common Stock and a warrant, exercisable within 60 days, to purchase 250,000 shares of Class A Common Stock. Also includes options to purchase 342,500 shares of Class A Common Stock and 1,070,847 shares of Class C Common Stock granted to Mr. L. Dickey and exercisable within 60 days. Mr. Dickey disclaims beneficial ownership of shares owned by DBBC of Georgia, LLC and DBBC, LLC except to the extent of his pecuniary interest therein.

(11)	Includes options to purchase 278,416 shares of Class A Common Stock exercisable within 60 days granted to Mr. J. Dickey, 175,000 shares of Class A Common Stock exercisable within 60 days granted to Mr. Gausvik, and 93,750 shares of Class A Common Stock exercisable within 60 days granted to Mr. Pinch.

(12)	Does not reflect shares owned by BA Capital Company, L.P. Mr. Sheridan is a Senior Vice President of BA Capital Company, L.P. and a Managing Director of Bank of America Capital Investors, one of the principal investment groups within Bank of America Corporation.

(13)	Includes options to purchase 38,250 shares of Class A Common Stock exercisable within 60 days granted to Mr. Everett, 39,375 shares of Class A Common Stock exercisable within 60 days granted to Mr. Robison and 7,500 shares of Class A Common Stock exercisable within 60 days granted to Mr. Green.

Item 13.     Certain Relationships and Related Transactions

Transactions with Management and Others

     The DBBC Acquisition

      On December 14, 2001, we entered into an Agreement and Plan of Merger with DBBC, L.L.C., or DBBC, and its subsidiaries to acquire the broadcasting operations of DBBC. DBBC’s broadcasting operations consisted of three radio stations in Nashville, Tennessee. We completed the acquisition on March 28, 2002.

      In acquiring the broadcasting operations of DBBC, we issued to DBBC (a) 5,250,000 shares of our Class A Common Stock and (b) a warrant, exercisable until September 28, 2002, to purchase up to 250,000 shares of Class A Common Stock at an exercise price of $12.00 per share, and we assumed specified liabilities of DBBC and paid certain expenses, up to an aggregate of $21 million, using borrowings under our credit facility. Based on a closing price of a share of our Class A Common Stock on March 27, 2002 of $18.42, this transaction was valued at approximately $119 million. The consideration was determined through arm’s length negotiations between a special committee of our Board of Directors and the representatives of DBBC, and was determined to be fair from a financial point of view in an opinion delivered by Houlihan Lokey Howard & Zukin Financial Advisors, Inc. The special committee was composed of Holcombe T. Green and Eric P. Robison, each of whom is an independent director and had no material interest in the acquisition.

      DBBC is owned by Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and one of our directors, three of his brothers, including John W. Dickey, our Executive Vice President, and Quaestus & Co. Inc., which was formerly known as Quaestus Management Corporation and is controlled by Richard W. Weening, who served as a Director of the Company until March 1, 2002. In connection with the DBBC acquisition, DBBC received 5,250,000 shares of our Class A Common Stock and a warrant, exercisable for a period of six months from the date of issuance, to purchase up to an additional 250,000 shares of Class A Common Stock at an exercise price of $12.00 per share. As the majority owners and managers of DBBC, Messrs. L. Dickey and J. Dickey and their brothers will control the manner in which the shares of Class A Common Stock that DBBC acquired in the DBBC acquisition will be voted.

     The Aurora Acquisition

      For a description of our acquisition of Aurora Communications, in which Robert H. Sheridan, III, one of our directors, had an interest, see Item 11, “— Compensation Committee Interlocks and Insider Participation.”

Certain Business Relationships

      Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and Director, and John W. Dickey, our Executive Vice President, each have a 25% ownership interest in Stratford Research, Inc., or Stratford, which is an entity that provides programming and marketing consulting and market research services to the Company. Under an agreement with Stratford, Stratford receives $25,000 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25,000 negotiable depending on competitive market conditions. Additionally, Stratford will provide program-consulting services for contractually specified amounts over the three years of the agreement. Total fees paid to Stratford by the Company during fiscal years 2001, 2000 and 1999 were $2.2 million, $4.1 million and $4.4 million, respectively. Of these expenses paid in fiscal years 2001, 2000 and 1999, $0, $1.1 million and $1.1 million, respectively, were capitalized as acquisition costs. The remaining expenses have been included as part of the station operating expenses in the statements of operations. In determining the fair value of the services under the agreement, management undertook at the inception of the agreement an evaluation of third party vendors. This evaluation supported the fair value of the pricing arrangement between the Company and Stratford, and no circumstances or events have occurred that have led management to believe that those values are not currently reflective of fair value. At December 31, 2001 and 2000 amounts payable to Stratford were approximately $0 and $0.2 million, respectively.

Indebtedness of Management

      On February 2, 2000 the Company loaned each of Richard W. Weening, who at the time served as our Executive Chairman and who served as a director until March 1, 2002 and holds more than 5% of our outstanding voting power, and Lewis W. Dickey, Jr., $4,992,000, respectively, for the purpose of enabling Mr. Weening and Mr. L. Dickey to purchase 128,000 shares of our newly issued Class C Common Stock. The price per share of the Class C Common Stock was $39.00, which was the approximate market price for the Company’s Class A Common Stock on February 2, 2000. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. L. Dickey, which provide for the payment of interest at 9.0% per annum or the peak rate paid by the Company under its credit facility and a note maturity date of December 31, 2003. As described above, pursuant to Mr. L. Dickey’s Amended and Restated Employment Agreement dated July 1, 2001, the Company reduced the per annum interest rate on his note to 7% and extended the maturity date of his note to December 31, 2006. In addition, the Amended and Restated Employment Agreement provides for forgiveness of Mr. Dickey’s note, either in part or in whole, upon the attainment of certain performance targets that include both annual financial targets and stock price targets. In order for any forgiveness to occur, the Company’s closing stock price must be at least $19.275 on any trading day in 2006. Additionally, the note and accrued interest thereon will be forgiven in its entirety, regardless of the attainment of the annual financial targets or the 2006 stock price targets, upon a change in control of the Company, provided that Mr. L. Dickey is employed by the Company upon such change in control or that his employment was terminated within the six-month period immediately preceding a change in control. Interest accrues on both notes from February 2, 2000 through the respective note maturity dates, and all accrued interest and principal is payable on that date. As of December 31, 2001, the original principal of $4,992,000 plus accrued interest remains outstanding from each of Mr. Weening and Mr. L. Dickey.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMULUS MEDIA, INC.

By:	/s/ LEWIS W. DICKEY, JR.

Lewis W. Dickey, Jr.
President and Chief Executive Officer

Date: April 30, 2002