Form 10-Q
period 2002-03-31
CUMULUS MEDIA INC
filed 2002-05-15
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For or the transition period from to

Commission file number 000-24525

CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

ILLINOIS	36-4159663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3535 Piedmont Road, Building 14, Fl 14, Atlanta, GA	30305
(Address of Principal Executive Offices)	(ZIP CODE)

(404) 949-0700

Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of April 30, 2002, the registrant had outstanding 51,625,117 shares of common stock consisting of (i) 35,930,886 shares of Class A Common Stock; (ii) 14,164,954 shares of Class B Common Stock; and (iii) 1,529,277 shares of Class C Common Stock.

CUMULUS MEDIA INC.

INDEX

PART I	Financial Information

Item 1.	Financial Statements.

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$15,324	$5,308
Restricted cash	13,000	13,000
Accounts receivable, less allowance for doubtful accounts of $2,387 and $2,633 respectively	38,629	34,394
Prepaid expenses and other current assets	5,659	6,656
Deferred tax assets	673	6,689

Total current assets	73,285	66,047
Property and equipment, net	95,293	82,974
Intangible assets, net	1,112,313	791,863
Other assets	18,809	24,433

Total assets	$1,299,700	$965,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,559	$50,271
Current portion of long-term debt	2,325	770
Other current liabilities	846	808

Total current liabilities	61,730	51,849
Long-term debt	447,674	319,248
Other liabilities	3,022	2,984
Deferred income taxes	136,821	32,863

Total liabilities	649,247	406,944

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 134,489 and 130,020 shares issued and outstanding, respectively	134,489	134,489

Stockholders’ equity:
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 36,000,452 and 28,505,887 shares issued; 35,230,452 and 27,735,887 shares outstanding	360	285
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 14,858,682 and 5,914,343 shares issued and outstanding	149	59
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 1,529,277 shares issued and outstanding	15	15
Additional paid-in-capital	710,997	504,259
Accumulated deficit	(176,156)	(61,333)
Issued Class A common stock held in escrow; 770,000 shares issued	(9,417)	(9,417)
Loan to officers	(9,984)	(9,984)

Total stockholders’ equity	515,964	423,884

Total liabilities and stockholders’ equity	$1,299,700	$965,317

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

		(Unaudited)
		Pro Forma

	Three Months	Three Months	Three Months
	Ended	Ended	Ended
	March 31, 2002	March 31, 2001	March 31, 2001

		(Note 1)
Revenues	$49,515	$48,965	$48,965
Less: agency commissions	(4,567)	(4,377)	(4,377)

Net revenues	44,948	44,588	44,588
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $351 and $951, respectively)	33,439	35,412	35,412
Depreciation and amortization	4,173	4,392	12,284
LMA fees	85	1,014	1,014
Corporate general and administrative (excluding non-cash stock compensation expense of $162 and $0, respectively)	3,548	3,834	3,834
Non-cash stock compensation	162	—	—

Total operating expenses	41,407	44,652	52,544

Operating income (loss)	3,541	(64)	(7,956)

Nonoperating income (expense):
Interest expense	(7,025)	(7,967)	(7,967)
Interest income	250	577	577
Loss on early extinguishment of debt	(6,291)	—	—
Other (expense) income, net	(1,194)	16,248	16,248

Total nonoperating (expenses) income, net	(14,260)	8,858	8,858

(Loss) income before income taxes	(10,719)	8,794	902
Income tax expense	(62,404)	(4,232)	(288)

Income (loss) before the cumulative effect of a change in accounting principle, net of tax	(73,123)	4,562	614
Cumulative effect of a change in accounting principle, net of tax	(41,700)	—	—

Net income (loss)	(114,823)	4,562	614
Preferred stock dividends and accretion of discount	4,623	4,089	4,089

Net income (loss) attributable to common stockholders	$(119,446)	$473	$(3,475)

Basic and diluted income (loss) per common share before the cumulative effect of a change in accounting principle	$(2.14)	$0.01	$(0.10)

Cumulative effect of a change in accounting principle	(1.14)	—	—

Basic and diluted income (loss) per common share	$(3.28)	$0.01	$(0.10)

Weighted average common shares outstanding	36,380,134	35,205,370	35,205,370

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Net income (loss)	$(114,823)	$614
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	41,700	—
Loss on early extinguishments of debt	6,291	—
Depreciation	3,934	3,780
Amortization of intangible assets and other assets	797	8,685
Provision for doubtful accounts	351	951
Gain on sale of stations	—	(16,028)
Stock issuance portion of litigation settlement	413
Deferred taxes	62,404	288
Non-cash stock compensation	162	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,378	8,408
Prepaid expenses and other current assets	3,536	3,899
Accounts payable and accrued expenses	273	(9,085)
Other assets	(246)	(171)
Other liabilities	(17)	(151)

Net cash provided by operating activities	7,153	1,190

Cash flows from investing activities:
Acquisitions	(117,042)	(14,748)
Dispositions	—	36,213
Escrow deposits on pending acquisitions	(872)	(462)
Capital expenditures	(2,309)	(1,282)
Other	(913)	(76)

Net cash (used in) provided by investing activities	(121,136)	19,645

Cash flows from financing activities:
Proceeds from revolving line of credit	287,500	2,500
Payments on revolving line of credit	(159,813)	(2,500)
Payments on promissory notes	(5)	(5)
Payments for debt issuance costs	(3,683)	—

Net cash provided by (used in) financing activities	123,999	(5)

Increase in cash and cash equivalents	10,016	20,830
Cash and cash equivalents at beginning of period	5,308	10,979

Cash and cash equivalents at end of period	$15,324	$31,809

Non-cash operating, investing and financing activities:
Trade revenue	$2,561	$2,780
Trade expense	2,651	2,905
Assets acquired through notes payable	2,387	—
Preferred stock dividends paid in kind and accretion of discount	4,469	4,089
Issuance of common stock and warrants in exchange for acquired businesses	209,093	—

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1.     Interim Financial Data and Basis of Presentation

     Interim Financial Data

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2002.

     Basis of Presentation

     Adoption of New Accounting Standard Affecting Comparability of Results of Operation – Pro Forma Results

     During 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”), which requires that, effective January 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life are no longer amortized (See Note 2). SFAS No. 142 does not require retroactive restatement for all periods presented, however, pro forma information for 2001, assuming that SFAS No. 142 was in effect beginning January 1, 2001, has been presented on the Consolidated Statements of Operations to enhance comparability.

2.     Acquisitions:

     Pending Acquisitions

     As of March 31, 2002, the Company was a party to various agreements to acquire 14 stations across 5 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $19.0 million in cash.

     Completed Acquisitions

     During the quarter ended March 31, 2002, the Company completed 5 acquisitions of 25 radio stations in 9 markets for $333.5 million in purchase price. Of the $333.5 million required to fund the acquisitions, $205.0 million was in the form of shares of Class A and B Common Stock (as described below), $4.1 million was provided in warrants to purchase common stock (as described below), $117.0 million was funded in cash, $2.4 million was provided as a note payable, $2.6 million was paid in capitalizable acquisition costs and $2.4 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described below.

     Aurora Communications, LLC

     On March 28, 2002, the Company completed the acquisition of Aurora Communications, LLC (“Aurora”), which owned and operated 18 radio stations in Connecticut and New York. In acquiring Aurora, the Company issued to the former owners 1) 10,551,182 shares of common stock, consisting of 1,606,843 shares of Class A Common Stock and 8,944,339 shares of Class B Common Stock, 2) warrants, exercisable until March 28, 2003, to purchase up to an aggregate of 833,333 shares of common stock at an exercise price of $12.00 per share, and paid $93.0 million in cash. The Company also paid approximately $1.0 million in capitalizable acquisition costs in connection with the acquisition. As a result of this acquisition, the Company increased its presence in the northeast region of the United States and provided itself with an entrée into the strategically vital metropolitan New York City markets.

     An affiliate of BA Capital Company, L.P. (“BA Capital”), one of our principal shareholders, owned a majority of the equity of Aurora, and received approximately 8.9 million shares of nonvoting Class B Common Stock of Cumulus in the acquisition. Those shares may be converted into shares of Class A Common Stock at the option of the holder subject to FCC regulations, and automatically convert into shares of Class A Common Stock upon their transfer to another party. BA Capital owned approximately 840,000 shares of Cumulus’ publicly traded Class A Common Stock, and approximately 2 million shares of Cumulus’ nonvoting Class B Common Stock prior to the consummation of the acquisition.

     The following table details the aggregate purchase price of the Aurora acquisition (dollars in thousands, except for share and per share data):

			Consideration
Consideration	Number of Shares	Value/Share	Value

Class A common stock	1,606,843 shares	$11.85/share	$19,041
Class B common stock	8,944,339 shares	$11.85/share	105,990
Warrants to purchase common Stock	833,333 shares	$3.51/share	2,925
Cash and acquisition costs	n/a	n/a	93,998

Total			$221,954

The fair value per share of the common stock issued in that acquisition was determined based on the average market price of the Company’s common stock over a 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the warrant was estimated using the Black-Scholes option pricing model.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of Aurora acquisition (dollars in thousands):

Current assets, other than cash	$6,129
Property and equipment	10,051
Intangible assets	220,222
Goodwill	26,376

Total assets acquired	262,778

Current liabilities	(2,299)
Long-term debt	(5)
Deferred tax liabilities	(38,520)

Total liabilities assumed	(40,824)

Net assets acquired	$221,954

     All of the $220.2 million in acquired intangible assets was assigned to the broadcast licenses of the stations. Fair value of these intangibles was determined on a preliminary basis by management using a discounted cash flow approach; the results of a full purchase price allocation may alter the respective values. The $26.4 million residual purchase price consideration above the fair value of the tangible and intangible assets acquired was recorded as goodwill.

     DBBC, L.L.C.

     Also on March 28, 2002, the Company completed the acquisition of the broadcasting operations of DBBC, L.L.C. (“DBBC”), which owned and operated 3 radio stations in Nashville, Tennessee. In acquiring the broadcasting operations of DBBC, the Company issued to DBBC 1) 5,250,000 shares of the Company’s Class A Common Stock, 2) warrants, exercisable until September 28, 2002, to purchase up to 250,000 shares of common stock at an exercise price of $12.00 per share and paid $21.0 million in cash. As a result of this transaction, the Company acquired 3 radio stations in Nashville, TN, Arbitron ranked metro #44. The DBBC acquisition increases the Company’s station portfolio and marks the Company’s entry into the top tier Arbitron rank 50+ markets.

     DBBC, LLC is principally controlled by Lewis W. Dickey, Jr., the Chairman, President and Chief Executive Officer of Cumulus, John W. Dickey, Executive Vice President of Cumulus, and their brothers David W. Dickey and Michael W. Dickey.

     The following table details the aggregate purchase price of the DBBC acquisition (dollars in thousands, except for share and per share data):

			Consideration
Consideration	Number of Shares	Value/Share	Value

Class A common stock	5,250,000 shares	$15.23/share	$79,931
Warrants to purchase common stock	250,000 shares	$4.82/share	1,206
Cash and acquisition costs	n/a	n/a	20,888

Total			$102,025

The fair value per share of the common stock issued in that acquisition was determined based on the average market price of the Company’s common stock over a 2-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the warrant was estimated using the Black-Scholes option pricing model.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of DBBC acquisition (dollars in thousands):

Current assets, other than cash	$1,625
Property and equipment	3,161
Intangible assets	76,700
Goodwill	45,695

Total assets acquired	127,181

Current liabilities	(620)
Deferred tax liabilities	(24,536)

Total liabilities assumed	(25,156)

Net assets acquired	$102,025

     All of the $76.7 million in acquired intangible assets was assigned to the broadcast licenses of the stations acquired. Fair value of these intangibles was determined on a preliminary basis by management using a discounted cash flow approach; the results of a full purchase price allocation may alter the respective values. The $45.7 million residual purchase price consideration above the fair value of the tangible and intangible assets acquired was recorded as goodwill.

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition. The accompanying consolidated statement of operations for the three months ended March 31, 2001 includes the results of operations of the divested entities through the date of disposition.

     The unaudited consolidated condensed pro forma results of operations data for the three months ended March 31, 2002 and 2001, as if all acquisitions and dispositions completed during 2001 and during the first quarter of 2002 occurred at January 1, 2001 and assuming that goodwill and intangibles with indefinite lives associated with acquisitions completed in 2002 were not amortized in 2001 in accordance with SFAS No. 142, follow (dollars in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2002	2001

Net revenues	$54,449	$52,777
Operating income	7,018	4,186
Net income (loss)	(97,890)	7,298
Net income (loss) attributable to common stockholders	(102,513)	3,209

Basic and diluted income (loss) per common share	$(1.96)	$0.06

     Escrow funds of approximately $5.1 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at March 31, 2002 in the accompanying consolidated balance sheet.

     At March 31, 2002 the Company operated 11 stations under local marketing agreements (“LMA”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three months ended March 31, 2002 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or March 31, 2002.

3.      Adoption of New Accounting Pronouncements

     SFAS No. 141 and 142

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 was adopted in full, were not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the adoption of SFAS No. 142 on January 1, 2002.

     Under the new rules of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company is also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period following adoption. For all intangible assets identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss must be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

     As of March 31, 2002, the Company had not yet completed its evaluation of goodwill or determined if a goodwill impairment exists. The Company will complete its evaluation of goodwill prior to June 30, 2002, as required by the statement.

     The Company completed its evaluation of existing intangible assets with indefinite lives, consisting entirely of radio station broadcast licenses, during the first quarter of 2002. Accordingly, the carrying amount of each radio market’s broadcast licenses was compared with its fair value. Fair value was determined with the assistance of an outside professional services firm using a discounted cash flows approach. The fair values of several broadcast markets were determined to be below their carrying amounts and, as a result, impairment existed. As a result of this impairment test, the Company recognized an impairment charge to write-off intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. The impairment loss is recognized in the Consolidated Statements of Operations under the caption “Cumulative effect of a change in accounting principle, net of tax.”

     In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of the Company’s deferred tax liabilities relating to those intangible assets will no longer be assured within the Company’s net operating loss carry-forward period. As a result, the Company determined it was necessary to establish a valuation allowance against its deferred tax assets and recorded a $57.9 million non-cash charge to income tax expense for the three months ended March 31, 2002. The Company has also recorded additional deferred tax expense of $4.5 million to establish a valuation allowance against net operating loss carry-forwards generated during the three months ended March 31, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements.

     The following tables summarize the March 31, 2002 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the three months ended March 31, 2002 and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	As of March 31, 2002
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized Intangible Assets
Non-Compete Agreements	$6,786	$(3,449)

Unamortized Intangible Assets
FCC Broadcast Licenses	877,092

Aggregate Amortization Expense:
Three months ended March 31, 2002	$238

Estimated Amortization Expense:
For the year ending December 31, 2003	$1,642
For the year ending December 31, 2004	$—
For the year ending December 31, 2005	$—
For the year ending December 31, 2006	$—
For the year ending December 31, 2007	$—

     A summary of changes in the carrying amount of goodwill for the three months ended March 31, 2002 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2001	$156,887

Acquisitions	74,997

Balance as of March 31, 2002	$231,884

     SFAS No. 144

     In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of this statement did not have any impact of the Company’s consolidated financial statements.

     SFAS No. 145

     On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged. The Company has elected to early adopt SFAS No. 145 during the quarter ended March 31, 2002. Accordingly, the loss on extinguishment of debt relating to the retirement of the Company’s existing credit facility during the quarter ended March 31, 2002 has been reflected as a component of the Company’s loss from continuing operations.

4.      Long-Term Debt

     The Company’s long-term debt consists of the following at March 31, 2002 and December 31, 2001 (dollars in thousands):

	March 31,	December 31,
	2002	2001

Term loan credit facility - 4.94% at March 31, 2002	$287,500	$—
Term loan and revolving credit facilities - 5.20% at December 31, 2001	—	159,813
Senior Subordinated Notes, 10 3/8%, due 2008	160,000	160,000
Other	2,499	205

	449,999	320,018
Less: Current portion of long-term debt	(2,325)	(770)

	$447,674	$319,248

     Concurrent with the completion of the Aurora and DBBC acquisitions on March 28, 2002 (See Note 3), the Company completed the arrangement and syndication of a $400.0 million credit facility (the “Credit Facility). Prior to the closing of the Credit Facility, the Company funded its acquisitions through, among other sources, a $225.0 million senior credit facility (the “Old Credit Facility”). Proceeds of the Credit Facility have been used to refinance amounts outstanding under the Old Credit Facility and to finance the cash portions of the purchase price for the Aurora and DBBC acquisitions (see Note 2).

     The Credit Facility provides for aggregate principal borrowings of $400.0 million as of March 31, 2002 and consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $175.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. Upon closing of the Credit Facility, the Company drew down the seven-year term loan facility of $112.5 million and the eight-year term loan facility of $175.0 million in their entirety. As of March 31, 2002 and April 30, 2002 $287.5 million was outstanding under the Credit Facility, none of which were borrowings under the revolving commitment.

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

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 4.75% as of March 31, 2002) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the credit facility, 1.9375% as of March 31, 2002) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At March 31, 2002 the Company’s effective interest rate on loan amounts outstanding under the Credit Facility was 4.938%.

     A commitment fee calculated at a rate ranging from 0.50% to 0.75% per annum (depending upon the Company’s utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility are payable quarterly in arrears. In addition, a fronting fee of 0.25% is payable quarterly to the issuing bank.

     The seven-year term loan borrowings are repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan is also repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $1.3 million in fiscal 2003, $1.8 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $123.6 million in fiscal 2009 and $41.1 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Facility agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At March 31, 2002, the Company was in compliance with such financial and operating covenants.

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

     As of March 31, 2002, the Company had outstanding $160.0 million in aggregate principal of its 10 3/8% Senior Subordinated Notes (“Notes”) which have a maturity date of July 1, 2008. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under its credit facility). Interest on the Notes is payable semi-annually in arrears.

     The Indenture relating to the Notes (“Indenture”) and the Certificates of Designation governing the Series A Preferred Stock (“Certificates of Designation”) limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $493.3 million. As of March 31, 2002, we are restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificates of Designation. Under the Indenture and Certificates of Designation, as of March 31, 2002, we would be permitted to incur approximately $41.9 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the maximum basket included in the Indenture referred to above.

5.     Guarantor’s Financial Information

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

	March 31, 2002	December 31, 2001

Current assets	$46,088	$42,867
Noncurrent assets	1,204,894	866,857
Current liabilities	13,848	14,779
Noncurrent liabilities	137,807	20,077

	Three Months Ended

	March 31, 2002	March 31, 2001

Net revenue	$44,722	$43,967
Operating expenses	33,163	34,870
Net income (loss) before the cumulative effect of a change in accounting principle	(53,552)	(2,785)

6.     Earnings Per Share

     The following table sets forth the computation of basic loss per share for the three-month periods ended March 31, 2002 and 2001 (dollars in thousands, except per share data).

	Three Months Ended

	March 31, 2002	March 31, 2001

Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$(73,123)	$614
Preferred stock dividends and accretion of discount	(4,623)	(4,089)

Numerator for basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(77,746)	$(3,475)
Denominator:
Denominator for basic and diluted loss per common share — weighted average shares	36,380	35,205

Basic and diluted loss per common share – before the cumulative effect of a change in accounting principle	$(2.14)	$(0.10)

Cumulative effect of a change in accounting principle	(1.14)	—

Basic and diluted loss per common share	$(3.28)	$(0.10)

     The Company has issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. At March 31, 2002 and 2001 there were options issued to purchase the following classes of common stock:

	March 31,	March 31,
	2002	2001
Options to purchase Class A Common Stock	4,383,308	3,331,711
Options to purchase Class C Common Stock	2,657,392	3,001,380

     Earnings per share assuming dilution has not been presented as the effect of the options would be antidilutive for the three months ended March 31, 2002 and 2001.

7.     Commitments and Contingencies

     As of March 31, 2002 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity and/or debt financing. The Company intends to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $5.1 million in purchase price.

     The Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock are defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, pending in the United States District Court for the Eastern District of Wisconsin, is a class action on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seek unspecified damages. Specifically, plaintiffs allege that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On October 31, 2001, the parties executed a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock, subject to Court approval and the terms and conditions of the agreement. On November 30, 2001, the Company funded the cash portion of the settlement, all of which is held in an escrow account pending court approval of the settlement. The cash portion of the settlement has been classified as restricted cash in the accompanying consolidated balance sheets. Of the funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. It is expected that the final court approval of the settlement will be granted during the second quarter of 2002, following which 240,000 shares of Class A Common Stock will be issued.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

8.     Subsequent Events

     On April 23, 2002, following the receipt of regulatory approval of the transfer of license, the Company completed the sale of its stations in Columbus, Georgia to Clear Channel Communications and certain of its subsidiaries (“CCU”). The closing on these stations marked the completion of the third and final phase of an asset exchange and sale transaction with CCU. As of the closing, the Company received $4.1 million in cash representing the remaining contractual purchase price due from the buyer. Under the terms of the agreement, the Company had previously received approximately $12.0 million on October 2, 2000 as an advance on the total consideration to be received.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the consolidated financial condition and results of operations of Cumulus Media Inc. (“Cumulus”, “us” or the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this quarterly report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this quarterly report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, the inability of the Company to renew one or more of its broadcast licenses, changes in interest rates, consummation of the Company’s pending acquisitions, integration of the pending acquisitions, the ability of the Company to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. Many of these risks and uncertainties are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

Overview

     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of March 31, 2002, we owned and operated 232 stations in 51 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 11 stations in 4 U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the ninth largest radio broadcasting company in the U.S. based on 2001 pro forma net revenues. We will own and operate a total of 250 radio stations (183 FM and 67 AM) in 53 U.S. markets upon consummation of our pending acquisitions.

Advertising Revenue and Broadcast Cash Flow

     Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the three months ended March 31, 2002 and 2001. We will seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During each of the three months ended March 31, 2002 and 2001, 87% of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Salisbury-Ocean City, Maryland and Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

     Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income (loss) before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation expense and restructuring and impairment charges. EBITDA consists of operating income (loss) before depreciation and amortization, LMA fees, non-cash stock compensation expense and restructuring and impairment charges. Broadcast cash flow and EBITDA, as defined by us, may not be comparable to similarly titled measures used by other companies. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful to an investor in evaluating an investment in our securities because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. The Company’s results from operations from period to period are not historically comparable due to the impact of the various acquisitions and dispositions that the Company has completed.

Results of Operations

     The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three months ended March 31, 2002 and 2001.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2002	March 31, 2001

STATEMENT OF OPERATIONS DATA:
Net broadcast revenue	$44,948	$44,588
Stations operating expenses excluding depreciation & amortization	33,439	35,412
Depreciation and amortization	4,173	12,284
LMA fees	85	1,014
Corporate general and administrative (excluding non-cash stock compensation expense)	3,548	3,834
Non-cash stock compensation	162	—
Operating income (loss)	3,541	(7,956)
Interest expense (net)	(6,775)	(7,390)
Loss on early extinguishment of debt	(6,291)	—
Other income (expense), net	(1,194)	16,248
Income tax expense	(62,404)	(288)
Income (loss) before the cumulative effect of change in accounting principle	(73,123)	614
Cumulative effect of change in accounting principle, net of tax	(41,700)	—
Net income (loss)	(114,823)	614
Net loss attributable to common stockholders	(119,446)	(3,475)
OTHER DATA:
Broadcast cash flow (1)	11,509	9,176
Broadcast cash flow margin	25.6%	20.6%
EBITDA (2)	7,961	5,342
Cash flows related to:
Operating activities	7,153	1,190
Investing activities	(121,136)	19,645
Financing activities	123,999	(5)
Capital expenditures	2,309	1,282

(1)	Broadcast cash flow consists of operating income (loss) before depreciation, amortization, LMA fees, corporate expenses, non-cash stock compensation expense and restructuring and impairment charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2)	EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and impairment charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

Three Months Ended March 31, 2002 Versus the Three Months Ended March 31, 2001.

     Net Revenues. Net revenues increased $0.4 million, or 0.8%, to $44.9 million for the three months ended March 31, 2002 from $44.6 million for the three months ended March 31, 2001. This increase was primarily attributable to an 11.3% increase in national advertising revenue in the current quarter as compared with the prior year ($0.7 million increase), offset by decreases in barter and non-traditional revenue and revenue earned on stations sold in the first quarter of 2001 ($0.3 million decrease).

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $0.5 million or 1.2% to $44.3 million for the three months ended March 31, 2002, compared to same station net revenues of $43.8 million for the three months ended March 31, 2001. The increase in same station net revenue was primarily attributable to an increase in national advertising revenue, offset by decreases in barter and non-traditional revenue.

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $2.0 million, or 5.6%, to $33.4 million for the three months ended March 31, 2002 from $35.4 million for the three months ended March 31, 2001. This decrease was primarily attributable to management’s intense focus on expense savings initiatives and improved control of variable selling expense.

     On a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $1.7 million, or 4.8%, to $32.9 million for the three months ended March 31, 2002 compared to $34.6 million for the three months ended March 31, 2001. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to management’s intense focus on expense savings initiatives and improved control of variable selling expense.

     Depreciation and Amortization. Depreciation and amortization decreased $8.1 million, or 66.0%, to $4.2 million for the three months ended March 31, 2002 compared to $12.3 million for the three months ended March 31, 2001. This decrease was primarily attributable to the current year elimination of amortization expense related to goodwill and broadcast licenses in connection with the Company’s adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”) (see the Cumulative Effect of a Change in Accounting Principle section below for further detail on the adoption of this statement).

     LMA Fees. LMA fees decreased $0.9 million, or 91.6%, to $0.1 million for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. This decrease was primarily attributable to the purchase of stations subsequent to March 31, 2001 which were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.3 million, or 7.5%, to $3.5 million for the three months ended March 31, 2002 compared to $3.8 million for the three months ended March 31, 2001. The decrease in Corporate expenses was primarily the result of lower current year legal expenses.

     Nonoperating Income (Expense). Interest expense, net of interest income, decreased by $0.6 million, or 8.3%, to $6.8 million for the three months ended March 31, 2002 compared to $7.4 million for the three months ended March 31, 2001. This decrease was primarily attributable lower effective interest rates and, as a result, lower interest expense, on the Company’s variable rate debt during the current year ($0.9 million decrease). The decrease in interest expense was partially offset by lower interest income earned on cash reserves ($0.3 million decrease).

     Loss on Early Extinguishment of Debt. On March 28, 2002, the Company completed the syndication and arrangement of a new $400.0 million credit facility. Proceeds from the new credit facility were used to refinance amounts outstanding under the Company’s pre-existing credit facility. In connection with the retirement of its pre-existing credit facility, the Company wrote-off $6.3 million of previously capitalized debt issuance costs during the three months ended March 31, 2002. This write-off has been presented as a component of Nonoperating Income (Expense) in accordance with the Company’s early adoption of SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

     Other (Expense) Income, net, decreased to $1.2 million in expense, net for the three months ended March 31, 2002 compared to $16.2 million in income, net in the prior year. Other income, net recognized in the prior year was primarily the result of gains on the sales of stations. Other expense, net, in the current year was primarily the result of the remeasurement of the stock issuance portion of the Company’s liability under a proposed agreement to settle certain class action lawsuits ($0.4 million) and expense realized related to amounts due in connection with the previous sale of stations ($0.8 million).

     Income Taxes. Income tax expense increased by $62.1 million, to $62.4 million for the three months ended March 31, 2002 compared to income tax expense of $0.3 million for the three months ended March 31, 2001. Tax expense in the current year is comprised of 1) a $57.9 non-cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets (see additional description below) and 2) $4.5 million of deferred tax expense recorded to establish a valuation allowance against net operating loss carry-forwards generated during the current year.

     Upon the adoption of SFAS No. 142 on January 1, 2002, the amortization of the Company’s broadcast licenses and goodwill was suspended. In connection with the suspension of amortization of these intangibles for book purposes, the reversal of deferred tax liabilities relating to those assets could no longer be assured within the Company’s net operating loss carry-forward period. Accordingly, a valuation allowance was established against the Company’s deferred tax assets resulting in tax expense of $57.9 million for the three months ended March 31, 2002.

     Cumulative Effect of a Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the Statement. The Company adopted the provisions of SFAS No. 142 on January 1, 2002 and, as required by the statement, conducted an evaluation of its intangible assets with indefinite lives during the first quarter of 2002. Based on the results of its evaluation, the Company recorded a non-cash impairment charge to write down the carrying value of certain of its intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. This impairment loss has been recognized as a cumulative effect of a change in accounting principle, net of tax, in accordance with the Statement.

     Preferred Stock Dividends and Accretion of Discount. Preferred stock dividends and accretion of discount of preferred stock increased $0.5 million, or 13.1%, to $4.6 million for the three months ended March 31, 2002 compared to $4.1 million for the three months ended March 31, 2001. This increase was attributable to increased dividends resulting from increasing levels of the Company’s Series A Preferred Stock.

     Net Loss Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock increased $116.0 million to $119.4 million for the three months ended March 31, 2002 compared to $3.5 million for the three months ended March 31, 2001.

     Broadcast Cash Flow. As a result of the factors described above, Broadcast Cash Flow increased $2.3 million, or 25.4%, to $11.5 million for the three months ended March 31, 2002 compared to $9.2 million for the three months ended March 31, 2001. Broadcast cash flow consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense, non-cash stock compensation expense and restructuring and impairment charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA increased $2.6 million, or 49.0%, to $8.0 million for the three months ended March 31, 2002 compared to $5.3 million for the three months ended March 31, 2001. EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and impairment charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Intangible Assets. Intangible assets, net of amortization, were $1,112.3 million and $791.9 million as of March 31, 2002 and December 31, 2001, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the three months ended March 31, 2002 is attributable to acquisitions complete during the quarter. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During the three months ended March 31, 2001, the Company recognized an accounting gain of approximately $16.0 million as a result of the asset exchange and sale transaction with Clear Channel Communications. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company’s present cash positions will be sufficient to meet our ordinary operating requirements for the foreseeable future. In order to fund the aggregate purchase price for all currently pending acquisitions, the Company expects that it will need to raise approximately $10.0 million prior to the end of the third quarter of 2002. The Company intends to raise this capital through additional debt or equity financing. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all.

     For the three months ended March 31, 2002, net cash provided by operating activities increased $6.0 million to $7.2 million from net cash provided by operating activities of $1.2 million for the three months ended March 31, 2001. This increase was due primarily to a reduction in net cash utilized for working capital when compared to the three months ended March 31, 2001.

     For the three months ended March 31, 2002, net cash used in investing activities increased $140.8 million to $121.1 million from net cash provided by investing activities of $19.6 million for the three months ended March 31, 2001. The increase in net cash used in investing activities was primarily the result of acquisition activity in the current year. Cash provided by investing activities in the prior year was due primarily to the completion certain asset sales which generated approximately $36.2 million in proceeds to the Company during the three months ended March 31, 2001.

     For the three months ended March 31, 2002, net cash provided by financing activities increased $124.0 million to $124.0 million compared to $0.0 million during the three months ended March 31, 2001. The net cash provided by financing activities during the current year was primarily the result of $287.5 million in borrowings made by the Company under a new credit facility, offset by the payoff of the Company’s pre-existing credit facility.

     Historical Acquisitions. During the three months ended March 31, 2002, the Company completed 5 acquisitions across 25 markets having an aggregate purchase price of $333.5 million. Of the $333.5 million required to fund the acquisitions, $205.0 million was provided in Class A and B Common Stock, $4.1 million was provided in the grant of warrants to purchase common stock, $117.0 million was funded in cash, $2.6 was paid in capitalizable acquisition costs, $2.4 million was provided as a note payable and $2.4 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to significant transactions described below.

     Aurora Communications, LLC

     On March 28, 2002, the Company completed the acquisition of Aurora Communications, LLC (“Aurora”), which owned and operated 18 radio stations in Connecticut and New York. In acquiring Aurora, the Company issued to the former owners 1) 10,551,182 shares of common stock, consisting of 1,606,843 shares of Class A Common Stock and 8,944,339 shares of Class B Common Stock and, 2) warrants, exercisable until March 28, 2003, to purchase up to an aggregate of 833,333 shares of common stock at an exercise price of $12.00 per share and paid $93.0 million in cash. The Company also paid approximately $1.0 million in capitalizable acquisition costs in connection with the acquisition.

     An affiliate of BA Capital Company, L.P.(“BA Capital”), one of our principal shareholders, owned a majority of the equity of Aurora, and received approximately 8.9 million shares of nonvoting Class B Common Stock of Cumulus in the acquisition. Those shares may be converted into Class A voting shares at the option of the holder, subject to FCC regulations, and automatically convert upon their transfer to another party. BA Capital owned approximately 840,000 shares of Cumulus’ publicly traded Class A Common Stock, and approximately 2 million shares of Cumulus’ nonvoting Class B Common Stock prior to the consummation of the acquisition.

     DBBC, L.L.C.

     Also on March 28, 2002, the Company completed the acquisition of the broadcasting operations of DBBC, L.L.C. (“DBBC”), which owned and operated 3 radio stations in Nashville, Tennessee. In acquiring the broadcasting operations of DBBC, the Company issued to DBBC 1) 5,250,000 shares of the Company’s Class A Common Stock and warrants, exercisable until September 28, 2002, to purchase up to 250,000 shares of common stock at an exercise price of $12.00 per share and paid $21.0 million in cash.

     DBBC is principally controlled by Lewis W. Dickey, Jr., the Chairman, President and Chief Executive Officer of Cumulus, John W. Dickey, Executive Vice President of Cumulus, and their brothers David W. Dickey and Michael W. Dickey.

     Pending Acquisitions. As of March 31, 2002, the Company was a party to various agreements to acquire 14 stations across 5 markets. The aggregate purchase price of the Company’s pending acquisitions is expected to be approximately $19.0 million. We intend to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, future equity offerings and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon on the Company’s ability to obtain additional equity and/or debt financing on favorable terms, if at all. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. We expect to consummate most of our pending acquisitions during the second half of 2002, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

     Sources of Liquidity. We financed our 2002 cash acquisitions primarily with the proceeds of borrowings under our credit facility.

     Concurrent with the completion of the Aurora and DBBC acquisitions on March 28, 2002, the Company completed the arrangement and syndication of a $400.0 million credit facility (the “Credit Facility). Prior to the closing of the Credit Facility, the Company funded its acquisitions through, among other sources, a $225.0 million senior credit facility (the “Old Credit Facility”). Proceeds of the Credit Facility have been used to refinance amounts outstanding under the Old Credit Facility and to finance the cash portions of the Aurora and DBBC acquisitions.

     The Credit Facility provides for aggregate principal borrowings of $400.0 million as of March 31, 2002 and consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $175.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. Upon closing of the Credit Facility, the Company drew down the seven-year term loan facility of $112.5 million and the eight-year term loan facility of $175.0 million in their entirety. As of March 31, 2002 and April 30, 2002 $287.5 million was outstanding under the Credit Facility.

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

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 4.75% as of March 31, 2002) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the credit facility, 1.9375% as of March 31, 2002) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At December 31, 2001 the Company’s effective interest rate on term loan and revolving credit loan amounts outstanding under the Credit Facility was 4.938%.

     A commitment fee calculated at a rate ranging from 0.50% to 0.75% per annum (depending upon the Company’s utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility are payable quarterly in arrears. In addition, a fronting fee of 0.25% is payable quarterly to the issuing bank.

     The seven-year term loan borrowings are repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan is also repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $1.3 million in fiscal 2003, $1.8 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $123.6 million in fiscal 2009 and $41.1 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Facility agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from any issuance of capital stock or incurrence of indebtedness; (ii) 100% of the net proceeds from certain asset sales; and (iii) between 50% and 75% (dependent on our leverage ratio) of our excess cash flow.

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At March 31, 2002, the Company was in compliance with such financial and operating covenants.

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

     We have issued $160.0 million in aggregate principal amount of our 10 3/8% Senior Subordinated Notes which have a maturity date of July 1, 2008 (“Notes”). The Notes are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the Notes is payable semi-annually in arrears.

     We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until March 31, 2002, we issued an additional $41.9 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for 1) a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999 and 2) a $4.6 million cash dividend paid on April 2, 2002 to holders of record on March 15, 2002 for the period commencing January 1, 2002 and ending March 31, 2002. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. On October 1, 1999 we used $51.3 million of the proceeds of our July 1999 offering of our Class A Common Stock to redeem a portion of our Series A Preferred Stock, including a $6.0 million redemption premium and $ 1.5 million in accrued and unpaid dividends as of the redemption date.

     The Indenture relating to the Notes (“Indenture”) and the Certificates of Designation relating to the Series A Preferred Stock (“Certificates of Designation”) limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $493.3 million. As of March 31, 2002, we are restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificates of Designation. Under the Indenture and Certificates of Designation, as of March 31, 2002, we would be permitted to incur approximately $41.9 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the maximum basket included in the Indenture referred to above.

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2002 (dollars in thousands):

Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$447,500	$—	$44,188	$48,500	$354,812
Acquisition obligations	16,625	$16,625	—	—	—
Operating leases	28,753	6,124	9,478	6,808	6,343
Other operating contracts	10,597	4,947	5,650	—	—

Total Contractual Cash Obligations	$503,475	$27,696	$59,316	$55,308	$361,155

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years

Letter of Credit(1)	$3,905	$630	$—	$3,275	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2002 approximately 63.9% of the Company’s long-term debt bore interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company’s interest expense would have increased by $0.7 million for the three months ending March 31, 2002. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     The Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock are defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, pending in the United States District Court for the Eastern District of Wisconsin, is a class action on behalf of persons who purchased or acquired Cumulus Media common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs allege, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933, and seek unspecified damages. Specifically, plaintiffs allege that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On October 31, 2001, the parties executed a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock, subject to Court approval and the terms and conditions of the agreement. On November 30, 2001, the Company funded the cash portion of the settlement, all of which is held in an escrow account pending court approval of the settlement. The cash portion of the settlement has been classified as restricted cash in the accompanying consolidated balance sheets. Of the funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. It is expected that the final court approval of the settlement will be granted during the second quarter of 2002, following which 240,000 shares of Class A Common Stock will be issued.

     In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or preceding which, in our opinion, is likely to have a material adverse effect on the Company.

Item 2.     Changes in Securities and Use of Proceeds

     On March 28, 2002, we completed the acquisition of all of the membership interests of Aurora Communications, LLC, which owned and operated 18 radio stations in Connecticut and New York, referred to as the Aurora acquisition, as well as the acquisition of the broadcasting operations of DBBC, L.L.C., which consisted of three radio stations in the Nashville, Tennessee market, referred to as the DBBC acquisition.

     The Aurora acquisition involved the issuance to the owners of Aurora Communications LLC of (a) 10,551,182 shares of our common stock, consisting of 1,606,843 shares of our Class A Common Stock and 8,944,339 shares of our non-voting Class B Common Stock, which may be converted into shares of Class A Common Stock on a one-for-one basis, and (b) warrants, exercisable for a period of one year from the date of issuance at an exercise price of $12.00 per share, to purchase up to an aggregate of 833,333 shares of our common stock, consisting of warrants for 126,909 shares of our Class A Common Stock and 706,424 shares of Class A Common Stock or Class B Common Stock, and the payment of $93.0 million in cash, most of which was used to retire indebtedness of Aurora Communications and the balance of which was paid to some of the owners of Aurora Communications LLC.

     The DBBC acquisition involved the issuance to DBBC, L.L.C. of (a) 5,250,000 shares of our Class A Common Stock and (b) a warrant, exercisable for a period of six months from the date of issuance at an exercise price of $12.00 per share, to purchase up to 250,000 shares of Class A Common Stock, and the assumption of specified liabilities of DBBC, L.L.C. and the payment of certain expenses, up to an aggregate of $21.0 million.

     We issued securities in the Aurora acquisition and the DBBC acquisition in reliance on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering. In each issuance, we took certain actions and made certain inquiries to establish that these issuances qualified for exemption, including, but not limited to the following: (1) each investor made representations that he or she was sophisticated in relation to the investment; (2) each investor gave written assurance of investment intent; (3) appropriate legends were affixed to the securities issued in each transaction; and (4) the issuances were made to a limited number of persons.

Item 3.     Defaults upon Senior Securities

     Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

     On March 28, 2002, we held a special meeting of shareholders to vote upon the following proposals:

1.	to approve the acquisition of all of the membership interests of Aurora Communications, LLC, which owned and operated 18 radio stations in Connecticut and New York, referred to as the Aurora acquisition; and

2.	to approve the acquisition of the broadcasting operations of DBBC, L.L.C., which consisted of three radio stations in the Nashville, Tennessee market, referred to as the DBBC acquisition.

     As to the proposal to approve the Aurora acquisition, 33,487,264 shareholder votes were cast in favor and 48,032 against, with 50,932 abstentions and broker non-votes.

     As to the proposal to approve the DBBC acquisition, 33,492,632 shareholder votes were cast in favor and 43,108 against, with 50,488 abstentions and broker non-votes.

     In addition, holders of our Class B Common Stock were entitled to vote upon the Aurora acquisition and the DBBC acquisition separately as a class, and we received the written consent of the holder of a majority of the outstanding shares of Class B Common Stock prior to the special meeting.

Item 5.     Other Information

     Not applicable.

Item 6.     Exhibits

     (a)     Exhibits

10.1 Credit Agreement dated March 28, 2002 among Cumulus Media Inc., JP Morgan Chase Bank, as administrative agent, and the lenders named therein.

     (b)     Reports on Form 8-K

     On March 28, 2002, the Company filed a Current Report on Form 8-K (Item 2) announcing the completion of the acquisitions of Aurora Communications and of the broadcasting operations of DBBC, and incorporating by reference the following financial information:

(a) The audited financial statements of Aurora Communications, LLC for the years ended December 21, 2001 and 2000, and the period January 20, 1999 (commencement of operations) to December 31, 1999, together with the report of Ernst & Young LLP with respect thereto;

(b) The audited consolidated balance sheets of DBBC, L.L.C. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and changes in members' equity and cash flows for each of the three years in the period ended December 31, 2001, together with the report of Kraft Bros., Esstman Patton & Harrell, PLLC with respect thereto; and

(c) the unaudited pro forma combined financial statements of Cumulus Media Inc. incorporating both the Aurora acquisition and the DBBC acquisition as of and for the year ended December 21, 2001.

     On March 7, 2002, the Company filed a Current Report on Form 8-K (Item 5) disclosing the retirement of one of the Company’s directors.

     On February 19, 2002, the Company filed a Current Report on Form 8-K (Item 9) disclosing certain financial information regarding its results for the year ended December 31, 2002.

     On February 7, 2002, the Company filed a Current Report on Form 8-K (Item 5) disclosing certain financial information regarding certain of its acquisitions.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: May 15, 2002	By:	/s/ Martin R. Gausvik

Executive Vice President,
Treasurer and Chief Financial Officer