Form 10-Q
period 2002-06-30
CUMULUS MEDIA INC
filed 2002-08-14
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from to

Commission File Number 000-24525

CUMULUS MEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4159663 (I.R.S. Employer Identification No.)

3535 Piedmont Road, Building 14, Fl 14, Atlanta, GA (Address of principal executive offices)	30305 (Zip code)

(404) 949-0700
Registrant’s telephone number, including area code:

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     As of July 31, 2002, the registrant had outstanding 62,327,109 shares of common stock consisting of (i) 48,437,284 shares of Class A Common Stock; (ii) 13,244,954 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$209,465	$5,308
Restricted cash	13,000	13,000
Accounts receivable, less allowance for doubtful accounts of $2,382 and $2,633 respectively	52,639	34,394
Prepaid expenses and other current assets	5,448	6,656
Deferred tax assets	673	6,689

Total current assets	281,225	66,047
Property and equipment, net	93,991	82,974
Intangible assets, net	1,106,471	791,863
Other assets	17,797	24,433

Total assets	$1,499,484	$965,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$50,193	$50,271
Current portion of long-term debt	1,870	770
Other current liabilities	814	808

Total current liabilities	52,877	51,849
Long-term debt	445,823	319,248
Other liabilities	2,510	2,984
Deferred income taxes	141,948	32,863

Total liabilities	643,158	406,944

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 134,489 and 130,020 shares issued and outstanding, respectively	134,489	134,489

Stockholders’ equity:
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 48,435,784 and 28,505,887 shares issued; 48,435,784 and 27,735,887 shares outstanding	484	285
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 13,244,954 and 5,914,343 shares issued and outstanding	132	59
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 and 1,529,277 shares issued and outstanding	6	15
Additional paid-in-capital	897,313	504,259
Accumulated deficit	(166,114)	(61,333)
Issued Class A Common Stock held in escrow; 0 and 770,000 shares issued	—	(9,417)
Loan to officers	(9,984)	(9,984)

Total stockholders’ equity	721,837	423,884

Total liabilities and stockholders’ equity	$1,499,484	$965,317

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues	$77,244	$60,966	$126,759	$109,931
Less: agency commissions	(7,462)	(5,894)	(12,029)	(10,271)

Net revenues	69,782	55,072	114,730	99,660
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $505, $1,698, $856 and $2,649, respectively)	40,830	36,719	74,270	72,131
Depreciation and amortization	4,748	12,081	8,920	24,365
LMA fees	172	1,154	257	2,168
Corporate general and administrative (excluding non-cash stock compensation (income) expense of $(105), $0, $57 and $0, respectively)	3,431	3,669	6,979	7,503
Non-cash stock compensation	(105)	—	57	—
Restructuring and other charges	—	(33)	—	(33)

Total operating expenses	49,076	53,590	90,483	106,134

Operating income (loss)	20,706	1,482	24,247	(6,474)

Nonoperating income (expense):
Interest expense	(8,325)	(7,754)	(15,351)	(15,721)
Interest income	374	1,121	624	1,698
Loss on early extinguishments of debt	—	—	(6,291)	—
Other income (expense), net	2,674	(8,850)	1,480	7,398

Total nonoperating expenses, net	(5,277)	(15,483)	(19,538)	(6,625)

Income (loss) before income taxes	15,429	(14,001)	4,709	(13,099)
Income tax (expense) benefit	(5,386)	1,932	(67,790)	1,644

Income (loss) before the cumulative effect of a change in accounting principle, net of tax	10,043	(12,069)	(63,081)	(11,455)
Cumulative effect of a change in accounting principle, net of tax	—	—	(41,700)	—

Net income (loss)	10,043	(12,069)	(104,781)	(11,455)
Preferred stock dividends, deemed dividends and accretion of discount	4,623	4,387	9,245	8,476

Net income (loss) attributable to common stockholders	$5,420	$(16,456)	$(114,026)	$(19,931)

Basic income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.10	$(0.47)	$(1.56)	$(0.57)
Cumulative effect of a change in accounting principle	—	—	(0.90)	—

Income (loss) per common share	$0.10	$(0.47)	$(2.46)	$(0.57)

Diluted income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.09	$(0.47)	$(1.56)	$(0.57)
Cumulative effect of a change in accounting principle	—	—	(0.90)	—

Income (loss) per common share	$0.09	$(0.47)	$(2.46)	$(0.57)

Weighted average basic common shares outstanding	56,066,509	35,215,048	46,277,704	35,210,236

Weighted average diluted common shares outstanding	59,296,615	35,215,048	46,277,704	35,210,236

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income (loss)	$(104,781)	$(11,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	41,700	—
Loss on early extinguishments of debt	6,291	—
Depreciation	8,172	7,274
Amortization of goodwill, intangible assets and other assets	1,590	18,145
Provision for doubtful accounts	856	2,649
Gain on sale of stations	(4,339)	(16,304)
Stock issuance portion of litigation settlement	1,325	—
Deferred taxes	67,790	(1,644)
Non-cash stock compensation	57	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,541)	633
Prepaid expenses and other current assets	1,475	5,662
Accounts payable and accrued expenses	11,243	3,741
Other assets	(425)	(1,571)
Other liabilities	(567)	(225)

Net cash provided by operating activities	17,846	6,905

Cash flows from investing activities:
Acquisitions	(123,373)	(81,251)
Dispositions	4,149	38,186
Escrow deposits on pending acquisitions	(316)	(827)
Capital expenditures	(4,705)	(4,021)
Acquisition costs and other	(3,380)	(673)

Net cash (used in) investing activities	(127,625)	(48,586)

Cash flows from financing activities:
Proceeds from revolving line of credit	287,500	42,500
Payments on revolving line of credit	(159,813)	(2,500)
Payments on promissory notes	(12)	(11)
Payments for debt issuance costs	(3,731)	(686)
Payment of dividends on Series A Preferred Stock	(9,245)	—
Net proceeds from issuance of common stock	199,237	1

Net cash provided by financing activities	313,936	39,304

Increase (decrease) in cash and cash equivalents	204,157	(2,377)
Cash and cash equivalents at beginning of period	$5,308	$10,979
Cash and cash equivalents at end of period	$209,465	$8,602
Non-cash operating and financing activities:
Trade revenue	$6,838	$6,139
Trade expense	6,382	5,905
Assets acquired through notes payable	2,387	—
Preferred stock dividends paid in kind, deemed dividends and accretion of discount	4,469	8,476
Issuance of common stock and warrants in exchange for acquired businesses	209,093	—

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Data

     Interim Financial Data

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc., referred to as the Company, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2002.

2. Acquisitions and Dispositions:

     Pending Acquisitions

     As of June 30, 2002, the Company was a party to various agreements to acquire 23 stations across nine markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $111.7 million, $110.2 million in cash and $1.5 million in stock.

     Completed Acquisitions

     During the quarter ended June 30, 2002, the Company completed two acquisitions of six radio stations in two markets for $5.2 million in purchase price. Of the $5.2 million required to fund the acquisitions, $4.0 million was funded in cash, $0.1 million was paid in capitalizable acquisition costs and $1.1 million had been previously funded as escrow deposits on the pending acquisitions.

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

     Completed Dispositions

     On April 23, 2002, following the receipt of regulatory approval of the transfer of license, the Company completed the sale of its stations in Columbus, Georgia to Clear Channel Communications and certain of its subsidiaries (collectively referred to as “CCU”). The completion of this transaction marked the completion of the third and final phase of an asset exchange and sale transaction with CCU. As of the closing, the Company received $4.1 million in cash representing the remaining contractual purchase price due from CCU. Under the terms of the agreement, the Company had received approximately $12.0 million on October 2, 2000 as an advance on the total consideration to be received.

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition. The accompanying consolidated statements of operations for the three and six months ended June 30, 2002 include the results of operations of divested entities through the date of disposition.

     The unaudited consolidated condensed pro forma results of operations data for the three and six months ended June 30, 2002 and 2001, reflect adjustments as if all acquisitions and dispositions completed during 2001 and during the first and second quarter of 2002 occurred at January 1, 2001 and assuming that goodwill and intangibles with indefinite lives associated with acquisitions completed in 2002 were not amortized in 2001 in accordance with SFAS No. 142, follow (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net revenues	$69,782	$66,402	$124,232	$119,180
Operating income	20,893	15,872	27,895	20,040
Net income (loss)	9,313	(6,196)	(44,591)	1,463
Net income (loss) attributable to common stockholders	4,690	(10,583)	(53,836)	(7,013)

Basic income (loss) per common share	$0.08	$(0.21)	$(1.00)	$(0.14)
Diluted income (loss) per common share	$0.08	$(0.21)	$(1.00)	$(0.14)

     Escrow funds of approximately $3.4 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at June 30, 2002 in the accompanying consolidated balance sheet.

     At June 30, 2002 the Company operated seven stations under local marketing agreements (“LMA”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three and six months ended June 30, 2002 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or June 30, 2002.

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

     The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of January 1, 2002.

     In connection with the transitional goodwill impairment evaluation required to be completed by SFAS No. 142, the Company completed its assessment during the second quarter of 2002 and has determined that there is no indication that a goodwill impairment exists.

     The Company completed its evaluation of existing intangible assets with indefinite lives, consisting entirely of radio station broadcast licenses, during the first quarter of 2002. Accordingly, the carrying amount of each radio market’s broadcast licenses was compared with its fair value. Fair value was determined with the assistance of an outside professional-services firm using a discounted- cash-flows approach. The fair values of several broadcast markets were determined to be below their carrying amounts and, as a result, impairment existed. Consequently, the Company recognized an impairment charge to write-off intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. The impairment loss is recognized in the Consolidated Statements of Operations under the caption “Cumulative effect of a change in accounting principle, net of tax.”

     In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of the Company’s deferred tax liabilities relating to those intangible assets is no longer assured within the Company’s net operating loss carry-forward period. As a result, the Company determined it was necessary to establish a valuation allowance against its deferred tax assets and recorded a $57.9 million non-cash charge to income tax expense for the three months ended March 31, 2002. The Company has also recorded additional deferred tax expense of $9.9 million to establish a valuation allowance against net operating loss carry-forwards generated during the six months ended June 30, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements.

     The following unaudited pro forma summary presents the Company’s estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented. The pro forma results for the three and six months ended June 30, 2001, which have been adjusted for the exclusion of amortization of goodwill and indefinite-lived intangible assets net of related tax effect, do not include any adjustments for the write-down of broadcast licenses recorded by the Company during the three months ended March 31, 2002.

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	As Reported	Pro Forma	As Reported	Pro Forma

Reported income (loss) before the cumulative effect of a change in accounting principle, net of tax	$10,043	$(12,069)	$(63,081)	$(11,455)
Add back: amortization of broadcast licenses and Goodwill, net of tax provision	—	1,236	—	5,183

Pro Forma income (loss) before the cumulative effect of a change in accounting principle, net of tax	10,043	(10,833)	(63,081)	(6,272)
Reported cumulative effect of change in accounting principle, net of tax	—	—	(41,700)	—

Pro forma net income (loss)	10,043	(10,833)	(104,781)	(6,272)
Preferred stock dividends, deemed dividends and accretion of discount	4,623	4,387	9,245	8,476

Pro forma net income (loss) attributable to common stockholders	$5,420	$(15,220)	$(114,026)	$(14,748)

Basic income (loss) per common share:
Reported income (loss) per common share before the cumulative effect of change in accounting principle	$0.10	$(0.47)	$(1.56)	$(0.57)
Amortization of broadcast licenses and goodwill, net of tax provision	—	0.04	—	0.15

Pro forma income (loss) per common share before the cumulative effect of a change in accounting principle	0.10	(0.43)	(1.56)	(0.42)
Reported cumulative effect of a change in accounting Principle	—	—	(0.90)	—

Pro forma income (loss) per common share	$0.10	$(0.43)	$(2.46)	$(0.42)

Diluted income (loss) per common share:
Reported income (loss) per common share before the cumulative effect of change in accounting principle	$0.09	$(0.47)	$(1.56)	$(0.57)
Amortization of broadcast licenses and goodwill, net of tax provision	—	0.04	—	0.15

Pro forma income (loss) per common share before the cumulative effect of a change in accounting principle	0.09	(0.43)	(1.56)	(0.42)
Reported cumulative effect of a change in accounting Principle	—	—	(0.90)	—

Pro forma income (loss) per common share	$0.09	$(0.43)	$(2.46)	$(0.42)

     The following tables summarize the June 30, 2002 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the six months ended June 30, 2002 and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	As of June 30, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized Intangible Assets Non-Compete Agreements	$5,486	$(2,659)
Unamortized Intangible Assets FCC Broadcast Licenses	877,159
Aggregate Amortization Expense:
Six months ended June 30, 2002	$748
Estimated Amortization Expense:
For the year ending December 31, 2003	$1,642
For the year ending December 31, 2004	$—
For the year ending December 31, 2005	$—
For the year ending December 31, 2006	$—
For the year ending December 31, 2007	$—

     A summary of changes in the carrying amount of goodwill for the six months ended June 30, 2002 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2001	$156,887
Acquisitions	75,729
Dispositions	(6,131)

Balance as of June 30, 2002	$226,485

     SFAS No. 144

     In August, 2001, the FASB issued SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of this statement did not have any impact of the Company’s consolidated financial statements.

4. GUARANTOR’S FINANCIAL INFORMATION

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

	June 30, 2002	December 31, 2001

Current assets	$65,277	$42,867
Noncurrent assets	1,137,488	866,857
Current liabilities	15,210	14,779
Noncurrent liabilities	142,842	20,077

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net revenue	$69,495	$54,830	$114,217	$98,797
Operating expenses	40,621	36,356	73,784	71,226
Net income (loss)	14,740	4,750	(39,071)	1,129

5. EARNINGS PER SHARE

     Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

     The following table sets forth the computation of basic and diluted income (loss) per common share for the three and six month periods ended June 30, 2002 and 2001 (in thousands, except per share data).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$10,043	$(12,069)	$(63,081)	$(11,455)
Preferred stock dividends and accretion of discount	(4,623)	(4,387)	(9,245)	(8,476)

Numerator for basic and diluted loss per common share before cumulative effect of a change in accounting principle	$5,420	$(16,456)	$(72,326)	$(19,931)
Denominator:
Denominator for basic income (loss) per common share:
Weighted average common shares outstanding	56,067	35,215	46,278	35,210
Effect of dilutive securities:
Options	2,836	—	—	—
Warrants	394	—	—	—

Shares applicable to diluted income (loss) per common share	59,297	35,215	46,278	35,210

Basic income (loss) per common share
Income (loss) per common share – before the cumulative effect of a change in accounting principle	$0.10	$(0.47)	$(1.56)	$(0.57)
Cumulative effect a change in accounting principle	—	—	(0.90)	—

Income (loss) per common share	$0.10	$(0.47)	$(2.46)	$(0.57)

Diluted income (loss) per common share
Income (loss) per common share – before the cumulative effect of a change in accounting principle	$0.09	$(0.47)	$(1.56)	$(0.57)
Cumulative effect a change in accounting principle	—	—	(0.90)	—

Income (loss) per common share	$0.09	$(0.47)	$(2.46)	$(0.57)

     Stock options to purchase 1,677,263 shares of common stock for the three months ended June 30, 2002 were outstanding but not included in the computation of diluted income (loss) per common share because the option exercise price was greater than average market price of the common shares for the period. The following potentially dilutive shares were not included in the computation of diluted income (loss) per common share for the three months ended June 30, 2001 and the six month periods ended June 30, 2002 and 2001 as their effect would be anti-dilutive:

	June 30,	June 30,
	2002	2001

Options to purchase class A common stock	5,608,849	4,947,711
Options to purchase class C common stock	2,657,392	3,001,380
Warrants to purchase class A common stock	374,000	—
Warrants to purchase class A or B common stock	709,333	—
Warrants to purchase class B common stock	—	22,221

6. COMMITMENTS AND CONTINGENCIES

     As of June 30, 2002 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. We intend to finance the pending acquisitions with cash on hand, the proceeds from pending asset divestitures, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing beyond cash reserves. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $3.4 million in purchase price.

     As previously disclosed, the Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On May 20,

2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company's Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company's Class A common stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001, all of which is held in an escrow account maintained by a settlement agent appointed by the Court. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company's preexisting insurance coverage. The Company has no access to the cash portion of the settlement being held by the settlement agent. As such, the cash maintained by the settlement agent has been classified as restricted cash and an offsetting liability due to the class members included as a part of accounts payable and other accrued expenses in the accompanying consolidated balance sheets. The restricted cash asset and offsetting settlement liability will be eliminated when the cash is distributed from the escrow account to the settlement class members, which the Company expects to occur in late 2002 or early 2003. Of the 240,000 shares of Class A common stock to be issued under the settlement, 60,000 shares were issued in June 2002 and the remaining 180,000 shares are expected to be issued in late 2002 or early 2003.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

7. EQUITY OFFERING

     On May 22, 2002, the Company completed the offering of 11,500,000 shares of its Class A Common Stock. Of the 11,500,000 shares, 9,169,448 shares were initially offered by the Company and 830,552 shares were offered by certain shareholders of the Company. Simultaneous with the closing of the offering, the underwriters exercised their option to purchase an additional 1,380,000 shares from the Company and 120,000 shares from certain selling shareholders. The net proceeds of the offering to the Company, including the exercise of the underwriters’ overallotment option, totaled $199.2 million. The Company intends to use the proceeds of the offering to fund acquisitions and for general corporate purposes, which could include the repayment of indebtedness or the redemption of the Series A Preferred Stock. Cumulus did not receive any proceeds from the sale of shares in the offering by the selling shareholders.

8. SUBSEQUENT EVENTS

     On July 9, 2002, the Company completed the acquisition of two radio stations in Green Bay, Wisconsin for an aggregate purchase price of approximately $6.0 million. This transaction will be accounted for by the purchase method of accounting.

     Subsequent to June 30, 2002 and through July 31, 2002, the Company repurchased 14,759 shares of its Series A Preferred Stock for $16.4 million in cash.

     Effective July 31, 2002, the Company completed the reincorporation of the Company from Illinois to Delaware. The reincorporation will have no impact on the operation of the Company’s business. Certificates that represent shares of the stock of the Illinois corporation now automatically represent the same number and class or series of shares of stock of the Delaware corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this quarterly report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this quarterly report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and governmental approval of pending acquisitions, the inability of the Company to renew one or more of its broadcast licenses, changes in interest rates, consummation of the Company’s pending acquisitions, integration of pending acquisitions, the ability of the Company to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. Many of these risks and uncertainties are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

Overview

     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of June 30, 2002 we owned and operated 239 stations in 52 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to seven stations in five U.S. markets. We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the eighth largest radio broadcasting company in the U.S. based on 2001 pro forma net revenues. We will own and operate a total of 260 radio stations (190 FM and 70 AM) in 54 U.S. markets upon consummation of all of our pending acquisitions and dispositions.

Advertising Revenue and Broadcast Cash Flow

     Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the three and six months ended June 30, 2002. We will seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2002 and 2001 approximately 85% and 87%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the second and fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations, such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

     Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Station operating expenses are comprised of employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate broadcast cash flow and EBITDA. Broadcast cash flow consists of operating income (loss) before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation expense and restructuring and other charges. EBITDA consists of operating income (loss) before depreciation and amortization, LMA fees, non-cash stock compensation expense and restructuring and other charges. Broadcast cash flow and EBITDA, as defined by us, may not be comparable to similarly titled measures used by other companies. Although broadcast cash flow and EBITDA are not measures of performance calculated in accordance with GAAP, management believes that they are useful to an investor in evaluating us because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance. However, broadcast cash flow and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. The Company’s results from operations from period to period are not historically comparable due to the impact of the various acquisitions and dispositions that the Company has completed.

Results of Operations

The following table presents summary historical consolidated financial information and other supplementary data of the Company for the three and six months ended June 30, 2002 and 2001.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

STATEMENT OF OPERATIONS DATA:
Net broadcast revenue	$69,782	$55,072	$114,730	$99,660
Stations operating expenses excluding depreciation & amortization	40,830	36,719	74,270	72,131
Depreciation and amortization	4,748	12,081	8,920	24,365
LMA fees	172	1,154	257	2,168
Corporate general and administrative (excluding non-cash stock compensation expense)	3,431	3,669	6,979	7,503
Non-cash stock compensation	(105)	—	57	—
Restructuring and other charges	—	(33)	—	(33)
Operating income (loss)	20,706	1,482	24,247	(6,474)
Interest expense (net)	(7,951)	(6,633)	(14,727)	(14,023)
Loss on early extinguishment of debt	—	—	(6,291)	—
Other income (expense), net	2,674	(8,850)	1,480	7,398
Income tax (expense) benefit	(5,386)	1,932	(67,790)	1,644
Income (loss) before the cumulative effect of change in accounting principle, net of tax	10,043	(12,069)	(63,081)	(11,455)
Cumulative effect of change in accounting principle, net of tax	—	—	(41,700)	—
Net income (loss)	10,043	(12,069)	(104,781)	(11,455)
Net income (loss) attributable to common stockholders	5,420	(16,456)	(114,026)	(19,931)
OTHER DATA:
Broadcast cash flow (1)	28,952	18,353	40,460	27,529
Broadcast cash flow margin	41.5%	33.3%	35.3%	27.6%
EBITDA (2)	25,521	14,684	33,481	20,026
Cash flows related to:
Operating activities			17,846	6,905
Investing activities			(127,625)	(48,586)
Financing activities			313,936	39,304
Capital expenditures			$4,705	$4,021

(1)	Broadcast cash flow consists of operating loss before depreciation, amortization, corporate general and administrative, LMA fees, non-cash stock compensation expense and restructuring and other charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2)	EBITDA consists of operating loss before depreciation, amortization, LMA fees, non-cash stock compensation expense, and restructuring and other charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

Three Months Ended June 30, 2002 versus the Three Months Ended June 30, 2001.

     Net Revenues. Net revenues increased $14.7 million, or 26.7%, to $69.8 million for the three months ended June 30, 2002, from $55.1 million for the three months ended June 30, 2001. This increase was primarily attributable to the acquisition of radio stations completed in the first quarter of 2002 combined with increases in local and national revenues over the prior period.

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $2.4 million or 4.4% to $56.9 million for the three months ended June 30, 2002, compared to same station net revenues of $54.5 million for the three month period ended June 30, 2001. The increase in same station net revenue was primarily attributable to a 2.9% increase in same station local revenues ($1.2 million) and a 12.6% increase in same station national sales ($0.9 million).

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $4.1 million, or 11.2%, to $40.8 million for the three months ended June 30, 2002, from $36.7 million for the three months ended June 30, 2001. This increase was primarily attributable to the acquisition of additional radio stations completed during the first quarter of 2002, partially offset by a 4.2% decrease in expenses on stations operated since January 1, 2001. The provision for doubtful accounts was $0.5 million for the three months ended June 30, 2002 as compared to $1.7 million during the three months ended June 30, 2001. As a percentage of net revenues, the provision for doubtful accounts decreased by 2% to 1% for the three months ended June 30, 2002, as compared with 3.0% for the comparable period in the prior year. The decrease in the provision for doubtful accounts as a percentage of revenue was the result of management’s review of the adequacy of its reserves based on historical write-off experience and reflects the significant improvements achieved by the Company as it relates to collections and bad debt experience.

     On a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $1.5 million, or 4.2%, to $34.0 million for the three months ended June 30, 2002, compared to $35.5 million for the three months ended June 30, 2001. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

     Depreciation and Amortization. Depreciation and amortization decreased $7.3 million, or 60.7%, to $4.7 million for the three months ended June 30, 2002 compared to $12.1 million for the three months ended June 30, 2001. This decrease was primarily attributable to the current year elimination of amortization expense related to goodwill and broadcast licenses in connection with the Company’s adoption of SFAS No. 142 Goodwill and Other Intangible Assets, partially offset by increases in depreciation expense related to acquisitions completed during the first quarter of 2002.

     LMA Fees. LMA fees decreased $1.0 million, or 85.1%, to $0.2 million for the three months ended June 30, 2002, from $1.2 million for the three months ended June 30, 2001. This decrease was primarily attributable to the purchase of stations subsequent to June 30, 2001 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.2 million, or 6.5%, to $3.4 million for the three months ended June 30, 2002, compared to $3.7 million for the three months ended June 30, 2001. The decrease in Corporate expenses was primarily attributable to lower legal and other professional fee expenses incurred in the current year, partially offset by nominal increases in staffing levels in the Company’s corporate office.

     Nonoperating Income (Expense). Interest expense, net of interest income, increased by $1.3 million, or 19.9%, to $8.0 million for the three months ended June 30, 2002, compared to $6.6 million for the three months ended June 30, 2001. The increase in interest expense, net, was primarily due to higher levels of long-term debt during the current quarter along with lower cash reserves for much of the quarter and related decreases in interest income earned. In connection with the completion of certain acquisitions on March 28, 2002, the Company increased its variable rate bank loan borrowings to $287.5 million as compared with $165.0 million as of June 30, 2001. The increase in interest expense during the current quarter related to these borrowings was partially offset by decreasing variable interest rates realized by the Company (4.9% effective interest rate as of June 30, 2002 versus 7.19% as of June 30, 2001).

     For the three months ended June 30, 2002, the Company realized other income, net of $2.7 million, compared with other expense, net of $8.9 million in the prior year. The current year income was primarily attributable to gains realized on the sale of stations during the quarter ($4.3 million), offset by expense realized as a result of the re-measurement of the stock issuance portion of the Company’s liability under a settlement agreement related to certain class action lawsuits. The stock issuance portion of the settlement liability became fixed on May 20, 2002, when a stipulation of Settlement Agreement was approved in Court.

     Income Taxes. Income tax expense totaled $5.4 million for the three months ended June 30, 2002, compared to an income tax benefit of $1.9 million for the three months ended June 30, 2001. The current quarter expense was primarily the result of the establishment of valuation allowances against net operating loss carry-forwards generated during the current quarter.

     Preferred Stock Dividends, Deemed Dividends and Accretion of Discount. Preferred stock dividends and accretion of discount of preferred stock increased $0.2 million, or 5.4%, to $4.6 million for the three months ended June 30, 2002, compared to $4.4 million for the three months ended June 30, 2001. This increase was primarily attributable to an increase in total dividends paid on a larger number of shares of the Company’s Series A Preferred Stock outstanding at June 30, 2002 as compared to June 30, 2001.

     Net Income Attributable to Common Stockholders. As a result of the factors described above, net income attributable to common stockholders totaled $5.4 million, for the three months ended June 30, 2002, compared to a net loss attributable to common stockholders of $16.5 million for the three months ended June 30, 2001.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow, consisting of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense, non-cash stock compensation expense and restructuring and other charges, increased $10.6 million, or 57.8%, to $29.0 million for the three months ended June 30, 2002, compared to $18.4 million for the three months ended June 30, 2001. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA, consisting of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and other charges, increased $10.8 million, or 73.8%, to $25.5 million for the three months ended June 30, 2002, compared to $14.7 million for the three months ended June 30, 2001. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

Six Months Ended June 30, 2002 versus the Six Months Ended June 30, 2001.

     Net Revenues. Net revenues increased $15.1 million, or 15.1%, to $114.7 million for the six months ended June 30, 2002 from $99.7 million for the six months ended June 30, 2001. This increase was primarily attributable to the acquisition of radio stations completed in the first quarter of 2002 combined with increases in local and national revenues over the prior period.

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $2.9 million or 3.0% to $101.2 million for the six months ended June 30, 2002, compared to same station net revenues of $98.3 million for the six months ended June 30, 2001. The increase in same station net revenue was primarily attributable to a 1.9% increase in same station local revenues ($1.5 million) and a 12.7% increase in same station national sales ($1.6 million), offset by nominal decreases in non-traditional and trade revenue.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $2.1 million, or 3.0%, to $74.3 million for the six months ended June 30, 2002, from $72.1 million for the six months ended June 30, 2001. This increase was primarily attributable to the acquisition of radio stations completed during the first quarter of 2002, partially offset by a 4.5% decrease in expenses on stations operated since January 1, 2001. The provision for doubtful accounts was $0.9 million for the six months ended June 30, 2002, compared to $2.6 million during the six months ended June 30, 2001. As a percentage of net revenues, the provision for doubtful accounts decreased by 2% to 1% for the six months ended June 30, 2002, compared to 3.0% for the comparable period in the prior year. The decrease in the provision for doubtful accounts as a percentage of revenue was the result of management’s review of the adequacy of its reserves based on historical write-off experience and reflects the significant improvements achieved by the Company as it relates to collections and bad debt experience.

     On a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $3.1 million, or 4.5%, to $67.0 million for the six months ended June 30, 2002, compared to $70.1 million for the six months ended June 30, 2001. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

     Depreciation and Amortization. Depreciation and amortization decreased $15.4 million, or 63.4%, to $8.9 million for the six months ended June 30, 2002, compared to $24.4 million for the six months ended June 30, 2001. This decrease was primarily attributable to the current year elimination of amortization expense related to goodwill and broadcast licenses in connection with the Company’s adoption of SFAS No. 142, partially offset by increases in depreciation expense related to acquisitions completed during the first quarter of 2002.

     LMA Fees. LMA fees decreased $1.9 million, or 88.1%, to $0.3 million for the six months ended June 30, 2002, from $2.2 million for the six months ended June 30, 2001. This decrease was primarily attributable to the purchase of stations subsequent to June 30, 2001 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.5 million, or 7.0%, to $7.0 million for the six months ended June 30, 2002, compared to $7.5 million for the six months ended June 30, 2001. The decrease in Corporate expenses was primarily attributable to lower legal and other professional fee expenses incurred in the current year, partially offset by nominal increases in staffing levels in the Company’s corporate office.

     Nonoperating Income (Expense). Interest expense, net of interest income, increased by $0.7 million, or 5.0%, to $14.7 million for the six months ended June 30, 2002, compared to $14.0 million for the six months ended June 30, 2001. The increase in interest expense, net, was primarily due to higher levels of long-term debt during the current quarter along with lower cash reserves for much of the period and related decreases in interest income earned. In connection with the completion of certain acquisitions on March 28, 2002, the Company increased its variable rate bank loan borrowings to $287.5 million, as compared to $165.0 million as of June 30, 2001. The increase in interest expense during the six months ended June 30, 2002 related to these borrowings was partially offset by decreasing variable interest rates realized by the Company (4.9% effective interest rate as of June 30, 2002 versus 7.19% as of June 30, 2001).

     Loss on Early Extinguishment of Debt. On March 28, 2002, the Company completed the syndication and arrangement of a new $400.0 million credit facility. Proceeds from the new credit facility were used to refinance amounts outstanding under the Company’s pre-existing credit facility. In connection with the retirement of its pre-existing credit facility, the Company wrote-off $6.3 million of previously capitalized debt issuance costs during the six months ended June 30, 2002. This write-off has been presented as a component of Nonoperating Income (Expense) in accordance with the Company’s early adoption of SFAS No. 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

     Other income, net, decreased $5.9 million to $1.5 million for the six months ended June 30, 2002, compared to $7.4 million in the prior year. The current year income was primarily the result of gains realized on the sale of stations in the second quarter of 2002 ($4.3 million), offset by expense realized as a result of the remeasurement of the stock issuance portion of the Company’s liability under a settlement agreement related to certain class action lawsuits ($1.3 million) and expense realized related to amounts due in connection with the previous sale of stations ($1.3 million). The stock issuance portion of the settlement liability became fixed on May 20, 2002 when a stipulation of Settlement Agreement was approved in court.

     Income Taxes. Income tax expense totaled $67.8 million for the six months ended June 30, 2002, compared to an income tax benefit of $1.6 million for the six months ended June 30, 2001. Tax expense in the current year is comprised of (1) a $57.9 non-cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets (see additional description below) and (2) $9.9 million of deferred tax expense recorded to establish a valuation allowance against net operating loss carry-forwards generated during the current year.

     Upon the adoption of SFAS No. 142 on January 1, 2002, the Company’s broadcast licenses and goodwill are no longer amortized. In connection with the suspension of amortization of these intangibles for book purposes, the reversal of deferred tax liabilities relating to those assets could no longer be assured within the Company’s net operating loss carry-forward period. Accordingly, a valuation allowance was established against the Company’s deferred tax assets resulting in tax expense of $57.9 million for the six months ended June 30, 2002.

     Preferred Stock Dividends, Deemed Dividends and Accretion of Discount. Preferred stock dividends and accretion of discount of preferred stock increased $0.8 million, or 9.1%, to $9.2 million for the six months ended June 30, 2002, compared to $8.5 million for the six months ended June 30, 2001. This increase was attributable to an increase in total dividends paid on a larger number of shares of the Company’s Series A Preferred Stock outstanding at June 30, 2002 as compared to June 30, 2001.

     Net Loss Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders increased $94.1 million to $114.0 million for the six months ended June 30, 2002, compared to $19.9 million for the six months ended June 30, 2001.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow, consisting of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense, non-cash stock compensation expense and restructuring and other charges, increased $12.9 million, or 47.0%, to $40.5 million for the six months ended June 30, 2002, compared to $27.5 million for the six months ended June 30, 2001. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA, consisting of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and other charges, increased $13.5 million, or 67.2%, to $33.5 million for the six months ended June 30, 2002, compared to $20.0 million for the six months ended June 30, 2001. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Intangible Assets. Intangible assets, net of amortization, were $1,106.5 million and $791.9 million as of June 30, 2002 and December 31, 2001, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the six months ended June 30, 2002 is attributable to acquisitions during the six month period, less dispositions. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During the first quarter of 2001, the Company recognized an accounting gain of approximately $16.0 million as a result of the sale of stations. The Company also recognized similar gains during the current quarter. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements, and cash flows from operations. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company’s present cash positions will be sufficient to meet our future capital needs including the funding of pending acquisitions, debt service and operations.

     For the six months ended June 30, 2002, net cash provided by operating activities increased $10.9 million, or 158.5%, to $17.8 million from net cash provided by operating activities of $6.9 million for the six months ended June 30, 2001. This increase was due primarily to increased operating income.

     For the six months ended June 30, 2002, net cash used in investing activities increased $79.0 million, or 162.7%, to $127.6 million from net cash used in investing activities of $48.6 million for the six months ended June 30, 2001. This increase was due primarily to an increase in acquisition activity during the current year.

     For the six months ended June 30, 2002, net cash provided by financing activities increased $274.6 million, to $313.9 million, compared to net cash provided by financing activities of $39.3 million during the six months ended June 30, 2001. Net cash provided by financing activities in the current year was primarily the result of (1) borrowings under the Company’s credit facility ($127.7 million) and (2) the proceeds of the Company’s offering of 11,500,000 shares of its Class A Common Stock on May 22, 2002 ($199.2 million). Net cash provided by financing activities in the prior year was the result of borrowings under the Company’s credit facility.

     Historical Acquisitions. During the six months ended June 30, 2002, the Company completed seven acquisitions of 31 stations across 11 markets having an aggregate purchase price of $338.8 million. Of the $338.8 million required to fund the acquisitions, $205.0 million was provided in Class A and Class B Common Stock, $4.1 million was provided in the grant of warrants to purchase common stock, $123.4 million was funded in cash, $2.7 million was paid in capitalizable acquisition costs and $3.6 million had been previously funded as escrow deposits on the pending acquisitions. An additional acquisition of two radio stations has been subsequently completed in July 2002 for an aggregate purchase price of $6.0 million.

     Pending Acquisitions. As of June 30, 2002, the Company was a party to various agreements to acquire 23 stations across nine markets. The aggregate purchase price of the Company’s pending acquisitions is expected to be approximately $111.7 million. We intend to finance the pending acquisitions with cash on hand, the issuance of our common stock and future cash flows from operations. We expect to consummate most of our pending acquisitions during the 3rd and 4th quarters of 2002, although there can be no assurance that the transactions will be consummated within that time frame, or at all. Related to certain of our pending acquisitions, petitions to deny have been filed against the Company’s FCC assignment application or the FCC has elected to more closely review the assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions can be consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

     Dispositions. On April 23, 2002, the Company completed the sale of its stations in Columbus, Georgia to CCU. As of the closing date of the sale, the Company received $4.1 million in cash as a final payment on this transaction. The tangible assets of these stations had been conveyed to CCU in a preliminary closing that occurred on October 2, 2000.

     Sources of Liquidity. We financed the cash components of our 2002 acquisitions primarily with proceeds of borrowings under our credit facility.

     On May 22, 2002, the Company completed the offering of 11,500,000 shares of its Class A Common Stock. Of the 11,500,000 shares, 9,169,448 shares were offered by the Company and 830,552 shares were offered by certain stockholders of the Company. Simultaneous with the closing of the offering, the underwriters exercised their option to purchase an additional 1,380,000 shares from the Company and 120,000 shares from certain selling stockholders. The net proceeds of the offering to the Company, including the exercise of the underwriters’ option, totaled $199.2 million. The Company intends to use the proceeds of the offering to fund its pending acquisitions and for general corporate purposes, which could include the repayment of indebtedness or the repurchase of its Series A Preferred Stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

     Concurrent with the completion of the acquisitions of the ownership interests of Aurora Communications, LLC and the broadcasting operations of DBBC, L.L.C. on March 28, 2002, the Company completed the arrangement and syndication of a $400.0 million credit facility (the “Credit Facility”). Prior to the closing of the Credit Facility, the Company funded its acquisitions through, among other sources, a $225.0 million senior credit facility. Proceeds of the Credit Facility have been used to refinance amounts outstanding under the old credit facility and to finance the cash portions of the Aurora and DBBC acquisitions.

     The Credit Facility provides for aggregate principal borrowings of $400.0 million as of March 31, 2002 and consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $175.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. Upon closing of the Credit Facility, the Company drew down the seven-year term loan facility of $112.5 million and the eight-year term loan facility of $175.0 million in their entirety. As of June 30, 2002 and July 31, 2002, $287.5 million was outstanding under the Credit Facility.

     The Company’s obligations under the Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except the capital stock of Broadcast Software International, Inc.)(“BSI”) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI and are required to be guaranteed by any additional subsidiaries acquired by the Company.

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 4.88% as of June 30, 2002) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Facility, 1.875% as of June 30, 2002) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At June 30, 2002 the Company’s effective interest rate on term loan and revolving credit loan amounts outstanding under the Credit Facility was 4.875%.

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

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At June 30, 2002, the Company was in compliance with such financial and operating covenants.

     The terms of the Credit Facility contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the agreement governing the Credit Facility and related documents, cross default under other agreements or conditions relating to indebtedness of the Company or its restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the Credit Facility, the majority of the lenders are able to declare all amounts under our Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving Credit Facility may terminate such term loan facility and such revolving Credit Facility, respectively, upon an event of default.

     We have issued $160.0 million in aggregate principal amount of our 10 3/8% Senior Subordinated Notes which have a maturity date of July 1, 2008 (“Notes”). The Notes are general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our Credit Facility). Interest on the Notes is payable semi-annually in arrears.

     We issued $125.0 million of our Series A Preferred Stock in our initial public offering on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until March 31, 2002, we issued an additional $41.9 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for (1) a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999, (2) a $4.6 million cash dividend paid on April 2, 2002 to holders of record on March 15, 2002 for the period commencing January 1, 2002 and ending March 31, 2002, and (3) a $4.6 million cash dividend paid on June 28, 2002 to holders of record on June 14, 2002 for the period commencing April 1, 2002 and ending July 31, 2002. The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends. On October 1, 1999 we used $51.3 million of the proceeds of our July 1999 offering of our Class A Common Stock to redeem a portion of our Series A Preferred Stock, including a $6.0 million redemption premium and $ 1.5 million in accrued and unpaid dividends as of the redemption date.

     The Indenture relating to the Notes (“Indenture”) and the Certificate of Designations relating to the Series A Preferred Stock (“Certificate of Designations”) limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $523.3 million. As of June 30, 2002, we are restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificate of Designations. Under the Indenture and Certificate of Designations, as of June 30, 2002, we would be permitted to incur approximately $73.9 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the maximum basket included in the Indenture.

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of June 30, 2002 (dollars in thousands):

Payments Due By Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$447,693	$1,870	$30,271	$48,552	$367,000
Acquisition obligations	108,010	108,010	—	—	—
Operating leases	30,773	6,738	9,992	6,476	7,567
Other operating contracts	8,198	2,548	5,650	—	—

Total Contractual Cash Obligations	$594,674	$119,166	$45,913	$55,028	$374,567

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Commitments:	Committed	1 Year	Year	Years	Years

Letter of Credit(1)	$5,047	$5,047	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2002 approximately 64.2% of the Company’s long-term debt bore interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company’s interest expense would have increased by $1.4 million for the six months ended June 30, 2002. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On May 20, 2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company’s Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company’s Class A common stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001, all of which is held in an escrow account maintained by a settlement agent appointed by the Court. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company's preexisting insurance coverage. The Company has no access to the cash portion of the settlement being held by the settlement agent. As such, the cash maintained by the settlement agent has been classified as restricted cash and an offsetting liability due to the class members included as a part of accounts payable and other accrued expenses in the accompanying consolidated balance sheets. The restricted cash asset and offsetting settlement liability will be eliminated when the cash is distributed from the escrow account to the settlement class members, which the Company expects to occur in late 2002 or early 2003. Of the 240,000 shares of Class A common stock to be issued under the settlement, 60,000 shares were issued in June 2002 and the remaining 180,000 shares are expected to be issued in late 2002 or early 2003.

     In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or preceding which, in our opinion, is likely to have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

     On May 22, 2002, the Company completed an underwritten public offering of 11,500,000 shares of its Class A Common Stock, of which 9,169,448 shares were sold by the Company, and 830,552 shares were sold by two of the Company’s stockholders: the State of Wisconsin Investment Board (“SWIB”), and ING Capital LLC (“ING”). SWIB received the 920,000 shares of Class A Common Stock it sold in the offering by converting 920,000 shares of the Company’s Class B Common Stock, in accordance with the terms thereof, to Class A Common Stock immediately prior to the offering. The Company did not receive any proceeds from this conversion. ING received the 30,552 shares of Class A Common Stock it sold in the offering by exercising warrants to purchase 30,552 shares of the Company’s Class B Common Stock and converting those shares, in accordance with the terms thereof, into shares of Class A Common Stock immediately prior to the offering. The Company received approximately $0.2 million in proceeds in connection with the exercise of the warrants, but did not receive any proceeds from the conversion of shares of Class B Common Stock.

     Pursuant to the Stipulation and Agreement of Settlement entered into in connection with settlement of the class action lawsuit described above, the Company issued 60,000 shares of its Class A Common Stock in June 2002. This issuance was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2002 annual meeting of shareholders of the Company was held on June 14, 2002. Lewis W. Dickey, Jr. was re-elected as a Class III director of the Company.

     The results of voting on the proposals submitted for approval at the annual meeting of the shareholders were as follows:

Proposal No. 1 (Election of Directors)

Nominee	Class	For	Abstain/Withheld

Lewis W. Dickey, Jr.	Class III	29,011,829	8,366,649

Proposal No. 2 (Approve the Reincorporation of the Company in Delaware)

For	Against	Broker Non-Votes	Abstain

29,608,692	3,224,281	4,522,481	23,024

Proposal No. 3 (Approve the Appointment of KPMG LLP as Independent Auditors for the year ending December 31, 2002)

For	Against	Broker Non-Votes	Abstain/Withheld

37,101,606	273,291	—	6,581

Proposal No. 4 (Approve the Amendment to the Amended and Restated 1998 Employee Stock Purchase Plan)

For	Against	Broker Non-Votes	Abstain/Withheld

36,182,046	1,187,928	—	8,504

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

     (a)  Exhibits

None.

     (b)  Reports on Form 8-K

     On May 7, 2002 the Company filed a Current Report on Form 8-K announcing financial results for the first quarter of 2002.

     On May 17, 2002 the Company filed a Current Report on Form 8-K announcing the pricing of an underwritten public offering of 10,000,000 shares of its Class A Common Stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: August 14, 2002	By:	/s/ Martin R. Gausvik

Executive Vice President, Treasurer and Chief Financial Officer