Form 10-Q
period 2002-09-30
CUMULUS MEDIA INC
filed 2002-11-14
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from to

Commission File Number 000-24525

CUMULUS MEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4159663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3535 Piedmont Road, Building 14, Fl 14, Atlanta, GA	30305
(Address of principal executive offices)	(Zip code)

(404) 949-0700
Registrant’s telephone number, including area code:

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [ X ]    No [   ]

     As of October 31, 2002, the registrant had outstanding 62,701,291 shares of common stock consisting of (i) 48,811,466 shares of Class A Common Stock; (ii) 13,244,954 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K
Signatures
Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	September 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$142,876	$5,308
Restricted cash	13,000	13,000
Accounts receivable, less allowance for doubtful accounts of $2,431 and $2,633, respectively	49,338	34,394
Prepaid expenses and other current assets	7,128	6,656
Deferred tax assets	673	6,689

Total current assets	213,015	66,047
Property and equipment, net	94,707	82,974
Intangible assets, net	1,113,082	791,863
Other assets	17,710	24,433

Total assets	$1,438,514	$965,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$53,237	$50,271
Current portion of long-term debt	3,714	770
Other current liabilities	498	808

Total current liabilities	57,449	51,849
Long-term debt	443,973	319,248
Other liabilities	1,907	2,984
Deferred income taxes	146,812	32,863

Total liabilities	650,141	406,944

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 66,987 and 130,020 shares issued and outstanding, respectively	66,987	134,489

Stockholders’ equity:
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 48,721,810 and 28,505,887 shares issued; 48,721,810 and 27,735,887 shares outstanding	487	285
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 13,244,954 and 5,914,343 shares issued and outstanding	132	59
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 and 1,529,277 shares issued and outstanding	6	15
Additional paid-in-capital	890,633	504,259
Accumulated deficit	(159,888)	(61,333)
Issued Class A common stock held in escrow; 0 and 770,000 shares issued	—	(9,417)
Notes receivable for common stock	(9,984)	(9,984)

Total stockholders’ equity	721,386	423,884

Total liabilities and stockholders’ equity	$1,438,514	$965,317

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues	$73,635	$56,293	$200,394	$166,224
Less: agency commissions	(7,114)	(5,478)	(19,143)	(15,749)

Net revenues	66,521	50,815	181,251	150,475
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $603, $1,488, $1,458 and $4,137, respectively)	40,982	35,260	115,251	107,391
Depreciation and amortization	4,613	12,643	13,533	37,008
LMA fees	59	391	316	2,560
Corporate general and administrative (excluding non-cash stock compensation expense of $280, $0, $337 and $0, respectively)	3,468	4,117	10,448	11,620
Non-cash stock compensation	280	—	337	—
Restructuring and other charges	(931)	—	(931)	(33)

Total operating expenses	48,471	52,411	138,954	158,546

Operating income (loss)	18,050	(1,596)	42,297	(8,071)

Nonoperating income (expense):
Interest expense	(8,277)	(7,949)	(23,628)	(23,670)
Interest income	1,337	298	1,962	1,997
Loss on early extinguishment of debt	—	—	(6,291)	—
Other income (expense), net	(21)	1,672	1,459	9,070

Total nonoperating expenses, net	(6,961)	(5,979)	(26,498)	(12,603)

Income (loss) before income taxes	11,089	(7,575)	15,799	(20,674)
Income tax (expense) benefit	(4,863)	594	(72,654)	2,238

Income (loss) before the cumulative effect of a change in accounting principle, net of tax	6,226	(6,981)	(56,855)	(18,436)
Cumulative effect of a change in accounting principle, net of Tax	—	—	(41,700)	—

Net income (loss)	6,226	(6,981)	(98,555)	(18,436)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums	10,358	4,501	19,604	12,977

Net loss attributable to common stockholders	$(4,132)	$(11,482)	$(118,159)	$(31,413)

Basic and diluted loss per common share
Basic and diluted loss per common share before the cumulative effect of a change in accounting principle	$(0.07)	$(0.33)	$(1.48)	$(0.89)
Cumulative effect of a change in accounting principle	—	—	(0.81)	—

Basic and diluted loss per common share	$(0.07)	$(0.33)	$(2.29)	$(0.89)

Weighted average common shares outstanding	62,331,962	35,218,238	51,687,930	35,212,933

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net loss	$(98,555)	$(18,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	41,700	—
Loss on early extinguishments of debt	6,291	—
Depreciation	12,350	11,020
Amortization of goodwill and intangible assets	1,183	25,988
Amortization of deferred finance costs	1,125	1,613
Provision for doubtful accounts	1,458	4,137
Gain on sale of stations	(4,672)	(16,246)
Stock issuance portion of litigation settlement	1,325	1,618
Deferred income taxes	72,654	(2,238)
Non-cash stock compensation	337	—
Adjustment to restructuring liability	(931)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(9,843)	3,123
Prepaid expenses and other current assets	(205)	5,339
Accounts payable and accrued expenses	10,467	(4,888)
Other assets	(605)	(1,572)
Other liabilities	(1,325)	(732)

Net cash provided by operating activities	32,754	8,726

Cash flows from investing activities:
Acquisitions	(131,724)	(82,001)
Dispositions	7,049	38,186
Escrow deposits on pending acquisitions	(336)	(1,169)
Capital expenditures	(8,788)	(7,689)
Acquisition costs and other	(3,417)	(3)

Net cash (used in) investing activities	(137,216)	(52,676)

Cash flows from financing activities:
Proceeds from revolving line of credit	287,500	46,500
Payments on revolving line of credit	(159,813)	(6,500)
Payments on promissory notes	(19)	(811)
Payments for debt issuance costs	(3,743)	(18)
Payment of dividends on Series A Preferred Stock	(9,245)	—
Repurchases of Series A Preferred Stock	(75,288)	—
Net proceeds from issuance of common stock	202,638	23

Net cash provided by financing activities	242,030	39,194

Increase (decrease) in cash and cash equivalents	137,568	(4,756)
Cash and cash equivalents at beginning of period	$5,308	$10,979
Cash and cash equivalents at end of period	$142,876	$6,223
Non-cash operating and financing activities:
Trade revenue	$11,013	$9,368
Trade expense	10,222	9,134
Assets acquired through notes payable	2,387	—
Preferred stock dividends paid in kind, deemed dividends and accretion of discount	4,469	12,977
Issuance of common stock and warrants in exchange for acquired businesses	209,093	—

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1.  Interim Financial Data

     Interim Financial Data

     These consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc., referred to as the Company, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2002.

2.  Acquisitions and Dispositions:

     Pending Acquisitions

     As of September 30, 2002, the Company was a party to various agreements to acquire 20 stations across eight markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $77.7 million, of which $74.7 million would be paid in cash and $3.0 million would be paid in shares of the Company’s common stock.

     Completed Acquisitions

     During the quarter ended September 30, 2002, the Company completed two acquisitions of three radio stations in two markets for $8.6 million in purchase price. Of the $8.6 million required to fund the acquisitions, $8.3 million was funded in cash, $0.1 million represented capitalizable acquisition costs and $0.2 million had been previously funded as escrow deposits on the pending acquisitions.

     During the quarter ended June 30, 2002, the Company completed two acquisitions of six radio stations in two markets for $5.2 million in purchase price. Of the $5.2 million required to fund the acquisitions, $4.0 million was funded in cash, $0.1 million represented capitalizable acquisition costs and $1.1 million had been previously funded as escrow deposits on the pending acquisitions.

     During the quarter ended March 31, 2002, the Company completed 5 acquisitions of 25 radio stations in 9 markets for $333.5 million in purchase price. Of the $333.5 million required to fund the acquisitions, $205.0 million was paid in the form of shares of Class A and Class B Common Stock (as described below), $4.1 million was provided in the form of warrants to purchase common stock (as described below), $119.4 million was funded in cash, $2.6 million represented capitalizable acquisition costs and $2.4 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described below.

     Aurora Communications, LLC

     On March 28, 2002, the Company completed the acquisition of Aurora Communications, LLC (“Aurora”), which owned and operated 18 radio stations in Connecticut and New York. In acquiring Aurora, the Company issued to the former owners (1) 10,551,182 shares of common stock, consisting of 1,606,843 shares of Class A Common Stock and 8,944,339 shares of Class B Common Stock and, (2) warrants, exercisable until March 28, 2003, to purchase up to an aggregate of 833,333 shares of common stock at an exercise price of $12.00 per share, and paid $93.0 million in cash. The Company also paid approximately $1.0 million in capitalizable acquisition costs in connection with the acquisition. As a result of this acquisition, the Company increased its presence in the northeast region of the United States and provided itself with an entrée into the strategically vital metropolitan New York City markets.

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

The fair value per share of the common stock issued in that acquisition was determined based on the average market price of the Company’s common stock over a two-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the warrant was estimated using the Black-Scholes option pricing model.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the Aurora acquisition (dollars in thousands):

Current assets, other than cash	$6,129
Property and equipment	10,051
Intangible assets	220,222
Goodwill	26,376

Total assets acquired	262,778

Current liabilities	(2,299)
Long-term debt	(5)
Deferred tax liabilities	(38,520)

Total liabilities assumed	(40,824)

Net assets acquired	$221,954

     All of the $220.2 million in acquired intangible assets was assigned to the broadcast licenses of the stations. Fair value of these intangibles was determined by management using a discounted cash flow approach. The $26.4 million residual purchase price consideration above the fair value of the tangible and intangible assets acquired was recorded as goodwill.

     DBBC, L.L.C.

     Also on March 28, 2002, the Company completed the acquisition of the broadcasting operations of DBBC, L.L.C. (“DBBC”), which owned and operated 3 radio stations in Nashville, Tennessee. In acquiring the broadcasting operations of DBBC, the Company issued to DBBC (1) 5,250,000 shares of the Company’s Class A Common Stock and, (2) warrants, exercisable until September 28, 2002, to purchase up to 250,000 shares of common stock at an exercise price of $12.00 per share and paid $21.0 million in cash. As a result of this transaction, the Company acquired three radio stations in Nashville, TN, Arbitron ranked metro #44. The DBBC acquisition increases the Company’s station portfolio and marks the Company’s entry into the top tier Arbitron rank 50+ markets.

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

     The fair value per share of the common stock issued in that acquisition was determined based on the average market price of the Company’s common stock over a two-day period before and after the terms of the acquisition were agreed to and announced. The fair value of the warrant was estimated using the Black-Scholes option pricing model.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the DBBC acquisition (dollars in thousands):

Current assets, other than cash	$1,625
Property and equipment	3,161
Intangible assets	76,700
Goodwill	45,695

Total assets acquired	127,181

Current liabilities	(620)
Deferred tax liabilities	(24,536)

Total liabilities assumed	(25,156)

Net assets acquired	$102,025

     All of the $76.7 million in acquired intangible assets was assigned to the broadcast licenses of the stations acquired. Fair value of these intangibles was determined by management using a discounted cash flow approach. The $45.7 million residual purchase price consideration above the fair value of the tangible and intangible assets acquired was recorded as goodwill.

     Completed Dispositions

     On August 15, 2002, the Company completed the sale of one station from its Flint, Michigan station cluster for total proceeds of $3.0 million in cash. In connection with the transaction, the Company recorded a $0.3 million gain on sale of assets that has been included in other income, net in the accompanying consolidated statement of operations.

     On April 23, 2002, following the receipt of regulatory approval of the license transfer, the Company completed the sale of its stations in Columbus, Georgia to Clear Channel Communications and certain of its subsidiaries (collectively referred to as “CCU”). The completion of this transaction marked the completion of the third and final phase of an asset exchange and sale transaction with CCU. As of the closing, the Company received $4.1 million in cash representing the remaining contractual purchase price due from CCU. Under the terms of the agreement, the Company had received approximately $12.0 million on October 2, 2000 as an advance on the total consideration to be received. In connection with the transaction, the Company recorded a gain on sale of $4.4 million that has been included in other income, net in the accompanying consolidated statement of operations.

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition. The accompanying consolidated statements of operations for the three and nine months ended September 30, 2002 include the results of operations of divested entities through the dates of disposition.

     The unaudited consolidated condensed pro forma results of operations data for the three and nine months ended September 30, 2002 and 2001, reflect adjustments as if all acquisitions and dispositions completed during 2001 and during the nine months ended September 30, 2002 occurred at January 1, 2001 and assuming that goodwill and intangibles with indefinite lives associated with acquisitions completed in 2002 were not amortized in 2001 in accordance with SFAS No. 142, follow (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net revenues	$66,206	$61,551	$189,793	$179,906
Operating income	18,022	12,681	45,879	32,653
Net income (loss)	6,197	2,549	(96,323)	3,946
Net loss attributable to common stockholders	(4,161)	(1,952)	(115,927)	(9,031)

Basic and diluted loss per common share	$(0.07)	$(0.04)	$(2.24)	$(0.18)

     Escrow funds of approximately $3.3 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at September 30, 2002 in the accompanying consolidated balance sheet.

     At September 30, 2002 the Company operated five stations under local marketing agreements (“LMA”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three and nine months ended September 30, 2002 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or September 30, 2002.

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

     In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of the Company’s deferred tax liabilities relating to those intangible assets is no longer assured within the Company’s net operating loss carry-forward period. As a result, the Company determined it was necessary to establish a valuation allowance against its deferred tax assets and recorded a $57.9 million non-cash charge to income tax expense for the three months ended March 31, 2002. The Company has also recorded additional deferred tax expense of $14.8 million to establish a valuation allowance against net operating loss carry-forwards generated during the nine months ended September 30, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements.

     The following unaudited pro forma summary presents the Company’s estimate of the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented. The pro forma results for the three and nine months ended September 30, 2001, which have been adjusted for the exclusion of amortization of goodwill and indefinite-lived intangible assets net of related tax effect, do not include any adjustments for the write-down of broadcast licenses recorded by the Company during the three months ended March 31, 2002 (dollars in thousands, except per share data).

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	As Reported	Pro Forma	As Reported	Pro Forma

Reported income (loss) before the cumulative effect of a change in accounting principle, net of tax	$6,226	$(6,981)	$(56,855)	$(18,436)
Add back: amortization of broadcast licenses and Goodwill, net of tax provision	—	2,233	—	7,417

Pro Forma income (loss) before the cumulative effect of a change in accounting principle, net of tax	6,226	(4,748)	(56,855)	(11,019)
Reported cumulative effect of change in accounting principle, net of Tax	—	—	(41,700)	—

Pro forma net income (loss)	6,226	(4,748)	(98,555)	(11,019)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums	10,358	4,501	19,604	12,977

Pro forma net loss attributable to common stockholders	$(4,132)	$(9,249)	$(118,159)	$(23,996)

Basic and diluted loss per common share:
Reported basic and diluted loss per common share before the cumulative effect of change in accounting principle	$(0.07)	$(0.33)	$(1.48)	$(0.89)
Amortization of broadcast licenses and goodwill, net of tax provision	—	0.07	—	0.21

Pro forma basic and diluted loss per common share before the cumulative effect of a change in accounting principle	(0.07)	(0.26)	(1.48)	(0.68)
Reported cumulative effect of a change in accounting Principle	—	—	(0.81)	—

Pro forma basic and diluted loss per common share	$(0.07)	$(0.26)	$(2.29)	$(0.68)

     The following tables summarize the September 30, 2002 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the nine months ended September 30, 2002 and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	As of September 30, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized Intangible Assets Non-Compete Agreements	$5,486	$(3,094)
Unamortized Intangible Assets FCC Broadcast Licenses	882,174
Aggregate Amortization Expense:
Nine months ended September 30, 2002	$1,183
Estimated Amortization Expense:
For the year ending December 31, 2003	$1,456
For the year ending December 31, 2004	$854
For the year ending December 31, 2005	$82
For the year ending December 31, 2006	$—
For the year ending December 31, 2007	$—

     A summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2002 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2001	$156,887
Acquisitions	77,760
Dispositions	(6,131)

Balance as of September 30, 2002	$228,516

     SFAS No. 144

     In August, 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of this statement did not have any impact of the Company’s consolidated financial statements.

     SFAS No. 145

     On April 30, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption related to the provisions of the rescission of SFAS No. 4 encouraged. The Company elected to early adopt SFAS No. 145 during the quarter ended March 31, 2002. Accordingly, the loss on extinguishment of debt relating to the retirement of the Company’s existing credit facility has been reflected as a component of the Company’s loss from continuing operations.

4.  LONG-TERM DEBT

     The Company’s long-term debt consists of the following at September 30, 2002 and December 31, 2001 (dollars in thousands):

	September 30,	December 31,
	2002	2001

Term loan credit facility - 4.82% at September 30, 2002	$287,500	$—
Term loan and revolving credit facilities - 5.20% at December 31, 2001	—	159,813
Senior Subordinated Notes, 10 3/8%, due 2008	160,000	160,000
Other	187	205

	447,687	320,018
Less: Current portion of long-term debt	(3,714)	(770)

	$443,973	$319,248

     On September 24, 2002, the Company and its lenders under its credit facility entered into Amendment No. 1 and Waiver to the Credit Agreement dated as of March 28, 2002 (“Amendment No. 1”). Amendment No. 1 modified the terms of the credit agreement to allow the Company to exclude cash dividend payments, up to a limit of $4.5 million per quarter, associated with the 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 (the “Preferred Stock”) from the calculation of the interest expense coverage ratio. This term modification was made effective for the fiscal quarter ended June 30, 2002 and continues through the fiscal quarter ended June 30, 2003. In September 2002, the Company determined that it was in technical default of the interest expense coverage ratio under its credit facility as of June 30, 2002, as a result of the early funding to its transfer agent of the second quarter Series A Preferred Stock cash dividend payment of $4.6 million. The Company funded its transfer agent on June 28, 2002 and dividends were distributed to shareholders of record on July 1, 2002. Amendment No. 1 granted the Company a waiver under its credit facility for any default arising from any non-compliance with the interest expense coverage ratio that may have occurred during the fiscal quarter ended June 30, 2002 or beyond in the absence of the amendment.

     On March 28, 2002, the Company completed the arrangement and syndication of a $400.0 million credit facility (the “Credit Facility). Prior to the closing of the Credit Facility, the Company funded its acquisitions through, among other sources, a $225.0 million senior credit facility (the “Old Credit Facility”). Proceeds of the Credit Facility were used to refinance amounts outstanding under the Old Credit Facility and to finance the cash portions of the purchase price for the Aurora and DBBC acquisitions (see Note 2).

     The Credit Facility provides for aggregate principal borrowings of $400.0 million as of September 30, 2002 and consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $175.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. Upon closing of the Credit Facility, the Company drew down the seven-year term loan facility of $112.5 million and the eight-year term loan facility of $175.0 million in their entirety. As of September 30, 2002 $287.5 million was outstanding under the Credit Facility, none of which were borrowings under the revolving commitment.

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

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 4.75% as of September 30, 2002) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the credit facility, 1.813% as of September 30, 2002) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At September 30, 2002 the Company’s effective interest rate on loan amounts outstanding under the Credit Facility was 4.813%.

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

     The seven-year term loan borrowings are repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan is also repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $1.3 million in fiscal 2003, $1.8 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $123.6 million in fiscal 2009 and $41.1 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Facility agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At September 30, 2002, the Company was in compliance with such financial and operating covenants as modified by Amendment No. 1.

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

     As of September 30, 2002, the Company had outstanding $160.0 million in aggregate principal of its 10 3/8% Senior Subordinated Notes (“the Notes”) which have a maturity date of July 1, 2008. The Notes are general unsecured obligations of the Company, are guaranteed by specified subsidiaries of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under our Credit Facility). Interest on the Notes is payable semi-annually in arrears.

     The Indenture relating to the Notes (“the Indenture”) and the Certificate of Designations governing the Series A Preferred Stock (“the Certificate of Designations”) limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $546.3 million. As of September 30, 2002, we were restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificates of Designation. Under the Indenture and Certificate of Designations, as of September 30, 2002, we would be permitted to incur approximately $97.1 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the maximum basket included in the Indenture referred to above.

5.  GUARANTORS’ FINANCIAL INFORMATION

     Certain of the Company’s direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) provide full and unconditional guarantees for the Company’s senior subordinated notes on a joint and several basis.

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

	September 30, 2002	December 31, 2001

Current assets	$61,221	$42,867
Noncurrent assets	1,201,195	866,857
Current liabilities	16,432	14,779
Noncurrent liabilities	147,672	20,077

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net revenue	$66,230	$50,618	$180,447	$149,414
Operating expenses	40,789	34,909	114,573	106,135
Net income (loss) before cumulative effect of a change in accounting principle	12,776	2,819	(26,295)	3,874

6.  RESTRUCTURING

     During June 2000 the Company implemented two separate Board-approved restructuring programs. In connection with the programs, the Company recorded a charge of approximately $9.3 million for the three and six months ended June 30, 2000, related to the (i) the consolidation of the Company’s administrative offices from Milwaukee, WI and Chicago, IL to Atlanta, GA, and (ii) the termination of several internet service projects and internet infrastructure development projects.

     During 2002, the Company successfully negotiated and executed sublease agreements for a majority of the vacated corporate office space in Milwaukee and Chicago. As a result, during the three months ended September 30, 2002, the Company reversed $0.9 million of the remaining liability related to lease obligations which is equal to the expected amount to be received under the various sublease agreements. The $0.9 million liability reversal has been presented in the Consolidated Statements of Operations as restructuring and other charges, consistent with the presentation of the original restructuring charge.

7.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per common share for the three and nine month periods ended September 30, 2002 and 2001 (in thousands, except per share data).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$6,226	$(6,981)	$(56,855)	$(18,436)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums	(10,358)	(4,501)	(19,604)	(12,977)

Numerator for basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(4,132)	$(11,482)	$(76,459)	$(31,413)
Denominator:
Denominator for basic and diluted loss per common share – weighted average shares outstanding	62,332	35,218	51,688	35,213
Basic and diluted loss per common share before the cumulative effect of a change in accounting principle	$(0.07)	$(0.33)	$(1.48)	$(0.89)
Cumulative effect a change in accounting principle	—	—	(0.81)	—

Basic and diluted loss per common share	$(0.07)	$(0.33)	$(2.29)	$(0.89)

     The Company has issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. In addition, the Company has issued warrants to purchase shares of common stock in connection with securing certain financing arrangements and related to certain acquisitions. At September 30, 2002 and 2001 there were options and warrants issued to purchase the following classes of common stock:

	September 30,	September 30,
	2002	2001

Options to purchase class A common stock	5,485,280	4,595,562
Options to purchase class C common stock	2,657,392	2,657,352
Warrants to purchase class A common stock	96,352	—
Warrants to purchase class A or B common stock	706,424	—
Warrants to purchase class B common stock	—	30,552

     Earnings per share assuming dilution has not been presented as the effect of the options would be antidilutive for the three and nine months ended September 30, 2002 and 2001.

8.  COMMITMENTS AND CONTINGENCIES

     As of September 30, 2002 the Company had entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. We intend to finance the pending acquisitions with cash on hand, the issuance of shares of common stock, the proceeds from pending asset divestitures, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing beyond cash reserves. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $3.3 million in purchase price.

     As previously disclosed, the Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On May 20, 2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company’s Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company’s Class A common stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001, all of which is held in an escrow account maintained by a settlement agent appointed by the Court. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. The Company has no access to the cash portion of the settlement being held by the settlement agent. As such, the cash maintained by the settlement agent has been classified as restricted cash and an offsetting liability due to the class members is included as a part of accounts payable and other accrued expenses in the accompanying consolidated balance sheets. The restricted cash asset and offsetting settlement liability will be eliminated when the cash is distributed from the escrow account to the settlement class members, which the Company expects to occur in late 2002 or early 2003. Of the 240,000 shares of Class A common stock to be issued under the settlement, 60,000 shares were issued in June 2002 and the remaining 180,000 shares are expected to be issued in late 2002 or early 2003.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

9.  REDEEMABLE PREFERRED STOCK

     At September 30, 2002 and December 31, 2001 the Preferred Stock presented on the balance sheet represents 66,987 and 130,020 shares outstanding (each with a $1,000 par value), plus dividends payable in kind of $0 and $4.5 million, respectively. As of September 30, 2002, dividends payable of $2.6 million have been included as a part of accounts payable and accrued expenses. These dividends were paid in cash on October 1, 2002. Dividends recorded as of December 31, 2001 were paid in kind in January 2002.

     During the three months ended September 30, 2002, the Company negotiated and completed the repurchase of 67,502 shares of its Preferred Stock for $75.3 million in cash. Subsequent to the third quarter and through October 31, 2002, the Company repurchased an additional 44,790 shares of the Preferred Stock for $51.0 million. A redemption premium of $7.8 million associated with the repurchases completed during the three months ended September 30, 2002 has been included as a component of preferred stock dividends, deemed dividends, accretion of discount and redemption premiums in the accompanying Consolidated Statements of Operations.

10.  EQUITY OFFERING

     On May 22, 2002, the Company completed a public offering of 11,500,000 shares of its Class A Common Stock. Of the

11,500,000 shares, 9,169,448 shares were initially offered by the Company and 830,552 shares were offered by certain shareholders of the Company. Simultaneous with the closing of the offering, the underwriters exercised their option to purchase an additional 1,380,000 shares from the Company and 120,000 shares from certain selling shareholders. The net proceeds of the offering to the Company, including the exercise of the underwriters’ overallotment option, totaled $199.2 million. The Company intends to use the remaining proceeds of the offering to fund acquisitions and for general corporate purposes, which could include the repayment of indebtedness or the redemption of the Preferred Stock. Cumulus did not receive any proceeds from the sale of shares in the offering by the selling shareholders.

11.  REINCORPORATION

     Effective July 31, 2002, the Company completed the reincorporation of the Company from Illinois to Delaware. The reincorporation has no impact on the operation of the Company’s business. Certificates that represented shares of the stock of the Illinois corporation now automatically represent the same number of shares and class or series of stock of the Delaware corporation.

12.  SUBSEQUENT EVENTS

     On October 15, 2002, the Company completed the disposition of one station in its Tallahassee, Florida market. As of the closing, the Company received $1.8 million in cash.

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

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of September 30, 2002 we owned and operated 241 stations in 52 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to five stations in four U.S. markets. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States based on 2001 pro forma net revenues. We will own and operate a total of 260 radio stations (190 FM and 70 AM) in 54 U.S. markets upon consummation of all of our pending acquisitions and dispositions.

Advertising Revenue and Broadcast Cash Flow

     Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally once, twice or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements which exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the three and nine months ended September 30, 2002. We will seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2002 and 2001 approximately 85% and 87%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the second and fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations, such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

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

Results of Operations

     The following table presents summary historical consolidated financial information and other supplementary data of the Company for the three and nine months ended September 30, 2002 and 2001.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,

	2002	2001	2002	2001

STATEMENT OF OPERATIONS DATA:
Net broadcast revenue	$66,521	$50,815	$181,251	$150,475
Stations operating expenses excluding depreciation, amortization and LMA fees	40,982	35,260	115,251	107,391
Depreciation and amortization	4,613	12,643	13,533	37,008
LMA fees	59	391	316	2,560
Corporate general and administrative (excluding non-cash stock compensation expense)	3,468	4,117	10,448	11,620
Non-cash stock compensation	280	—	337	—
Restructuring and other charges	(931)	—	(931)	(33)
Operating income (loss)	18,050	(1,596)	42,297	(8,071)
Interest expense (net)	(6,940)	(7,651)	(21,666)	(21,673)
Loss on early extinguishment of debt	—	—	(6,291)	—
Other income (expense), net	(21)	1,672	1,459	9,070
Income tax (expense) benefit	(4,863)	594	(72,654)	2,238
Income (loss) before the cumulative effect of change in accounting principle, net of tax	6,226	(6,981)	(56,855)	(18,436)
Cumulative effect of change in accounting principle, net of tax	—	—	(41,700)	—
Net income (loss)	6,226	(6,981)	(98,555)	(18,436)
Preferred stock dividends, accretion of discount, deemed dividends and redemption premiums	10,358	4,501	19,604	12,977
Net loss attributable to common stockholders	(4,132)	(11,482)	(118,159)	(31,413)
OTHER DATA:
Broadcast cash flow (1)	25,539	15,555	66,000	43,084
Broadcast cash flow margin	38.4%	30.6%	36.4%	28.6%
EBITDA (2)	22,071	11,438	55,552	31,464
Cash flows related to:
Operating activities			32,754	8,726
Investing activities			(137,216)	(52,676)
Financing activities			242,030	39,194
Capital expenditures			8,788	7,689

(1)	Broadcast cash flow consists of operating income (loss) before depreciation, amortization, corporate general and administrative, LMA fees, non-cash stock compensation expense and restructuring and other charges. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

(2)	EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense, and restructuring and other charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

Three Months Ended September 30, 2002 versus the Three Months Ended September 30, 2001.

     Net Revenues. Net revenues increased $15.7 million, or 30.9%, to $66.5 million for the three months ended September 30, 2002, from $50.8 million for the three months ended September 30, 2001. This increase was primarily attributable to the acquisition of radio stations completed in the first quarter of 2002 ($12.1 million) combined with increases in local and national revenues over the prior period ($3.6 million).

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $3.6 million or 7.2% to $54.0 million for the three months ended September 30, 2002, compared to same station net revenues of $50.4 million for the three month period ended September 30, 2001. The increase in same station net revenue was primarily attributable to a 5.7% increase in same station local revenues ($2.5 million) and an 18.4% increase in same station national revenues ($1.1 million).

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $5.7 million, or 16.2%, to $41.0 million for the three months ended September 30, 2002, from $35.3 million for the three months ended September 30, 2001. This increase was primarily attributable to the acquisition of additional radio stations completed during the first quarter of 2002 ($5.4 million). The provision for doubtful accounts was $0.6 million for the three months ended September 30, 2002 as compared to $1.5 million during the three months ended September 30, 2001. As a percentage of net revenues, the provision for doubtful accounts decreased by 2% to 1% for the three months ended September 30, 2002, as compared with 3.0% for the comparable period in the prior year. The decrease in the provision for doubtful accounts as a percentage of revenue was the result of management’s review of the adequacy of its reserves based on historical write-off experience and reflects the significant improvements achieved by the Company as it relates to collections and bad debt experience.

     On a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $0.3 million, or 0.9%, to $34.5 million for the three months ended September 30, 2002, compared to $34.2 million for the three months ended September 30, 2001. The insignificant increase in same station operating expenses excluding depreciation, amortization and LMA fees for the quarter is attributable to improved management control of costs of sales and other expense saving initiatives.

     Depreciation and Amortization. Depreciation and amortization decreased $8.0 million, or 63.5%, to $4.6 million for the three months ended September 30, 2002, compared to $12.6 million for the three months ended September 30, 2001. This decrease was primarily attributable to the current year elimination of amortization expense related to goodwill and broadcast licenses in connection with the Company’s adoption of SFAS No. 142 Goodwill and Other Intangible Assets, partially offset by increases in depreciation expense related to acquisitions completed during the first quarter of 2002.

     LMA Fees. LMA fees decreased $0.3 million, or 84.9%, to $0.1 million for the three months ended September 30, 2002, from $0.4 million for the three months ended September 30, 2001. This decrease was primarily attributable to the purchase of stations subsequent to September 30, 2001 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.6 million, or 15.8%, to $3.5 million for the three months ended September 30, 2002, compared to $4.1 million for the three months ended September 30, 2001. The decrease in Corporate expenses was primarily attributable to lower legal and other professional fee expenses incurred in the current year, partially offset by nominal increases in staffing levels in the Company’s corporate office.

     Restructuring and Other Charges. During 2002, the Company successfully negotiated and executed sublease agreements for a majority of its vacated corporate office space in Milwaukee and Chicago. As a result, during the three months ended September 30, 2002, the Company reversed $0.9 million of the remaining restructuring liability related to lease obligations which is equal to the expected amount to be received under the various sublease agreements. The $0.9 million liability reversal has been presented in the Consolidated Statements of Operations as restructuring and other charges, consistent with the presentation of the original restructuring charge in the second quarter of 2000.

     Nonoperating Income (Expense). Interest expense, net of interest income, decreased by $0.7 million, or 9.3%, to $6.9 million for the three months ended September 30, 2002, compared to $7.7 million for the three months ended September 30, 2001. The decrease in interest expense, net, was primarily due to higher cash reserves in the current quarter that yielded increased interest income versus the prior year, offset by higher interest expense associated with greater long-term debt levels in the current quarter. In connection with the completion of certain acquisitions on March 28, 2002, the Company increased its variable rate bank loan borrowings to $287.5 million as compared with $165.0 million as of September 30, 2001. The increase in interest expense during the current quarter related to these borrowings was partially offset by decreasing variable interest rates realized by the Company (4.81% effective interest rate as of September 30, 2002 versus 5.93% as of September 30, 2001 for variable rate bank loan borrowings).

     For the three months ended September 30, 2002, the Company realized other expense, net of less than $0.1 million, compared with other income, net of $1.7 million in the prior year. Other income, net, realized in the prior year, was primarily the result of the remeasurement of the stock issuance portion of the Company’s liability under a proposed agreement to settle the class action lawsuit described in Note 7 to the consolidated financial statements in Item 1 herein.

     Income Taxes. Income tax expense totaled $4.9 million for the three months ended September 30, 2002, compared to an income tax benefit of $0.6 million for the three months ended September 30, 2001. The current quarter expense was primarily the result of the establishment of valuation allowances against net operating loss carry-forwards generated during the current quarter.

     Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Redemption Premiums. Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums increased $5.9 million, or 130.1%, to $10.4 million for the three months ended September 30, 2002, compared to $4.5 million for the three months ended September 30, 2001. This increase was primarily attributable to $7.8 million in redemption premiums paid during the quarter associated with the Company’s repurchase of 67,502 shares of the Series A Preferred Stock. The increase was partially offset by lower accrued dividends for the quarter as compared with the prior year ($2.6 million versus $4.5 million in the prior year) due to fewer outstanding shares of the issue following the repurchases.

     Net Loss Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders totaled $4.1 million, for the three months ended September 30, 2002, compared to a net loss attributable to common stockholders of $11.5 million for the three months ended September 30, 2001.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow, consisting of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense, non-cash stock compensation expense and restructuring and other charges, increased $10.0 million, or 64.2%, to $25.5 million for the three months ended September 30, 2002, compared to $15.6 million for the three months ended September 30, 2001. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA, consisting of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and other charges, increased $10.6 million, or 93.0%, to $22.1 million for the three months ended September 30, 2002, compared to $11.4 million for the three months ended September 30, 2001. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

Nine Months Ended September 30, 2002 versus the Nine Months Ended September 30, 2001.

     Net Revenues. Net revenues increased $30.8 million, or 20.5%, to $181.3 million for the nine months ended September 30, 2002, from $150.5 million for the nine months ended September 30, 2001. This increase was primarily attributable to the acquisition of radio stations completed in the first quarter of 2002 ($24.1 million) combined with increases in local and national revenues over the prior period ($6.7 million).

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $6.7 million or 4.5% to $155.1 million for the nine months ended September 30, 2002, compared to same station net revenues of $148.4 million for the nine months ended September 30, 2001. The increase in same station net revenue was primarily attributable to a 3.1% increase in same station local revenues and a 14.6% increase in same station national sales.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $7.9 million, or 7.3%, to $115.3 million for the nine months ended September 30, 2002, from $107.4 million for the nine months ended September 30, 2001. This increase was primarily attributable to the acquisition of radio stations completed during the first quarter of 2002, partially offset by a 2.8% decrease in expenses on stations operated since January 1, 2001. The provision for doubtful accounts was $1.5 million for the nine months ended September 30, 2002, compared to $4.1 million during the nine months ended September 30, 2001. As a percentage of net revenues, the provision for doubtful accounts decreased by 2% to 1% for the nine months ended September 30, 2002, compared to 3.0% for the comparable period in the prior year. The decrease in the provision for doubtful accounts as a percentage of revenue was the result of management’s review of the adequacy of its reserves based on historical write-off experience and reflects the significant improvements achieved by the Company as it relates to collections and bad debt experience.

     On a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $2.9 million, or 2.8%, to $101.3 million for the nine months ended September 30, 2002, compared to $104.1 million for the nine months ended September 30, 2001. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

     Depreciation and Amortization. Depreciation and amortization decreased $23.5 million, or 63.4%, to $13.5 million for the nine months ended September 30, 2002, compared to $37.0 million for the nine months ended September 30, 2001. This decrease was primarily attributable to the current year elimination of amortization expense related to goodwill and broadcast licenses in connection with the Company’s adoption of SFAS No. 142, partially offset by increases in depreciation expense related to acquisitions completed during the first quarter of 2002.

     LMA Fees. LMA fees decreased $2.2 million, or 87.7%, to $0.3 million for the nine months ended September 30, 2002, from $2.6 million for the nine months ended September 30, 2001. This decrease was primarily attributable to the purchase of stations subsequent to September 30, 2001 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $1.2 million, or 10.1%, to $10.4 million for the nine months ended September 30, 2002, compared to $11.6 million for the nine months ended September 30, 2001. The decrease in Corporate expenses was primarily attributable to lower legal and other professional fee expenses incurred in the current year, partially offset by nominal increases in staffing levels in the Company’s corporate office.

     Restructuring and Other Charges. During 2002, the Company successfully negotiated and executed sublease agreements for a majority of its vacated corporate office space in Milwaukee and Chicago. As a result, during the three months ended September 30, 2002, the Company reversed $0.9 million of the remaining restructuring liability related to lease obligations which is equal to the expected amount to be received under the various sublease agreements. The $0.9 million liability reversal has been presented in the Consolidated Statements of Operations as restructuring and other charges, consistent with the presentation of the original restructuring charge in the second quarter of 2000.

     Nonoperating Income (Expense). Interest expense, net of interest income, was consistent with the prior year and totaled $21.7 million for the nine months ended September 30, 2002. In connection with the completion of certain acquisitions on March 28, 2002, the Company increased its variable rate bank loan borrowings to $287.5 million, as compared to $165.0 million as of September 30, 2001. However, due to decreasing variable interest rates realized by the Company (4.81% effective interest rate as of September 30, 2002 versus 5.93% as of September 30, 2001 for variable rate bank loan borrowings), interest expense during the nine months ended September 30, 2002 did not materially differ from the prior year.

     Loss on Early Extinguishment of Debt. On March 28, 2002, the Company completed the syndication and arrangement of a new $400.0 million credit facility. Proceeds from the new credit facility were used to refinance amounts outstanding under the Company’s pre-existing credit facility. In connection with the retirement of its pre-existing credit facility, the Company wrote-off $6.3 million of previously capitalized debt issuance costs during the nine months ended September 30, 2002. This write-off has been presented as a component of Nonoperating Income (Expense) in accordance with the Company’s early adoption of SFAS No. 145, Rescission of

     FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

     Other income, net, decreased $7.6 million to $1.5 million for the nine months ended September 30, 2002, compared to $9.1 million in the prior year. The current year income was primarily the result of gains realized on the sale of stations in the second quarter of 2002 ($4.3 million), offset by expense realized as a result of the remeasurement of the stock issuance portion of the Company’s liability under a settlement agreement related to the class action lawsuits described in Note 7 to the consolidated financial statements in Item 1 herein ($1.3 million) and expense realized related to amounts due in connection with the previous sale of stations ($1.3 million). The stock issuance portion of the settlement liability became fixed on May 20, 2002 when a stipulation of settlement agreement was approved by the court. Other income, net, realized in the prior year was primarily the result of gains realized on certain asset divestitures completed in the first quarter of 2001, offset by a charge recorded by the Company in connection with the settlement of certain class action lawsuits.

     Income Taxes. Income tax expense totaled $72.7 million for the nine months ended September 30, 2002, compared to an income tax benefit of $2.2 million for the nine months ended September 30, 2001. Tax expense in the current year is comprised of (1) a $57.9 non-cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets (see additional description below) and (2) $14.8 million of deferred tax expense recorded to establish a valuation allowance against net operating loss carry-forwards generated during the current year.

     Upon the adoption of SFAS No. 142 on January 1, 2002, the Company’s broadcast licenses and goodwill are no longer amortized. In connection with the elimination of amortization of these intangibles for book purposes, the reversal of deferred tax liabilities relating to those assets could no longer be assured within the Company’s net operating loss carry-forward period. Accordingly, a valuation allowance was established against the Company’s deferred tax assets resulting in a $57.9 million non-cash charge to tax expense during the three months ended March 31, 2002.

     Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Redemption Premiums. Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums increased $6.6 million, or 51.1%, to $19.6 million for the nine months ended September 30, 2002, compared to $13.0 million for the nine months ended September 30, 2001. This increase was primarily attributable to $7.8 million in redemption premiums paid during the third quarter associated with the Company’s repurchase of 67,502 shares of the Series A Preferred Stock. The increase was partially offset by lower dividends for the current year ($11.8 million versus $13.0 million in the prior year) due to fewer outstanding shares of the issue following the repurchases in the third quarter.

     Net Loss Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders increased $86.7 million to $118.2 million for the nine months ended September 30, 2002, compared to $31.4 million for the nine months ended September 30, 2001.

     Broadcast Cash Flow. As a result of the factors described above, broadcast cash flow, consisting of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense, non-cash stock compensation expense and restructuring and other charges, increased $22.9 million, or 53.2%, to $66.0 million for the nine months ended September 30, 2002, compared to $43.1 million for the nine months ended September 30, 2001. Although broadcast cash flow is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As broadcast cash flow is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     EBITDA. As a result of the increase in broadcast cash flow and decrease in corporate, general and administrative expenses described above, EBITDA, consisting of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation expense and restructuring and other charges, increased $24.1 million, or 76.6%, to $55.6 million for the nine months ended September 30, 2002, compared to $31.5 million for the nine months ended September 30, 2001. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Nevertheless, it should not be considered in isolation or as a substitute for net income (loss), operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As EBITDA, is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Intangible Assets. Intangible assets, net of amortization, were $1,113.1 million and $791.9 million as of September 30, 2002 and December 31, 2001, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the nine months ended September 30, 2002 is attributable to acquisitions during the nine month period, less dispositions. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair values on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During the first quarter of 2001, the Company recognized an accounting gain of approximately $16.0 million as a result of the sale of stations. The Company also recognized gains from the sale of stations during the current period. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, repurchases of Preferred Stock and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from offerings of our debt and equity securities and borrowings under credit agreements, and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe the Company’s presently projected cash flow from operations and present financing arrangements will be sufficient to meet our future capital needs including the funding of pending acquisitions, debt service and operations.

     For the nine months ended September 30, 2002, net cash provided by operating activities increased $24.0 million, or 275.4%, to $32.8 million from net cash provided by operating activities of $8.7 million for the nine months ended September 30, 2001. This increase was due primarily to increased operating income.

     For the nine months ended September 30, 2002, net cash used in investing activities increased $84.5 million, or 160.5%, to $137.2 million from net cash used in investing activities of $52.7 million for the nine months ended September 30, 2001. This increase was due primarily to an increase in acquisition activity during the current year.

     For the nine months ended September 30, 2002, net cash provided by financing activities increased $202.8 million, to $242.0 million, compared to net cash provided by financing activities of $39.2 million during the nine months ended September 30, 2001. Net cash provided by financing activities in the current year was primarily the result of (1) net borrowings under the Company’s credit facility ($127.7 million) and (2) the proceeds of the Company’s offering of 11,500,000 shares of its Class A Common Stock on May 22, 2002 ($199.2 million). Cash provided by financing activities was partially offset by cash paid to repurchase 67,502 shares of the Company’s Preferred Stock ($75.3 million). Net cash provided by financing activities in the prior year was the result of net borrowings under the Company’s credit facility.

     Historical Acquisitions. During the nine months ended September 30, 2002, the Company completed 9 acquisitions of 34 stations across 13 markets having an aggregate purchase price of $347.3 million. Of the $347.3 million required to fund the acquisitions, $205.0 million was provided in shares of our Class A and Class B Common Stock, $4.1 million was provided in the grant of warrants to purchase common stock, $131.8 million was funded in cash, $2.8 million represented capitalizable acquisition costs and $3.6 million had been previously funded as escrow deposits on the pending acquisitions.

     Pending Acquisitions. As of September 30, 2002, the Company was a party to various agreements to acquire 20 stations across 8 markets. The aggregate purchase price of the Company’s pending acquisitions is expected to be approximately $77.7 million. We intend to finance the pending acquisitions with cash on hand, the issuance of our common stock and future cash flows from operations. We expect to consummate most of our pending acquisitions during the fourth quarter of 2002 and the first quarter of 2003, although there can be no assurance that the transactions will be consummated within that time frame, or at all. Related to certain of our pending acquisitions, petitions to deny have been filed against the Company’s FCC assignment application or the FCC has elected to more closely review the assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions can be consummated. There can be no assurance that the pending acquisitions will be consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

     Dispositions. On April 23, 2002, the Company completed the sale of its stations in Columbus, Georgia to CCU. As of the closing date of the sale, the Company received $4.1 million in cash as a final payment on this transaction. The tangible assets of these stations had been conveyed to CCU in a preliminary closing that occurred on October 2, 2000. In connection with the transaction, the Company recorded a gain on sale of $4.4 million.

     On August 15, 2002, the Company completed the sale of one station from its Flint, Michigan station cluster. As of the closing, the Company received total proceeds of $3.0 million in cash. In connection with the transaction, the Company recorded a $0.3 million gain on sale of assets.

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

     The Credit Facility provides for aggregate principal borrowings of $400.0 million and consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $175.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. Upon closing of the Credit Facility, the Company drew down the seven-year term loan facility of $112.5 million and the eight-year term loan facility of $175.0 million in their entirety. As of September 30, 2002 and October 31, 2002, $287.5 million was outstanding under the Credit Facility.

     The Company’s obligations under the Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except the capital stock of Broadcast Software International, Inc., referred to as BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI, and are required to be guaranteed by any additional subsidiaries acquired by the Company.

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 4.75% as of September 30, 2002) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Facility, 1.813% as of September 30, 2002) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At September 30, 2002 the Company’s effective interest rate on loan amounts outstanding under the Credit Facility was 4.813%.

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

     The seven-year term loan borrowings are repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan is also repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $1.3 million in fiscal 2003, $1.8 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $123.6 million in fiscal 2009 and $41.1 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Facility agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At September 30, 2002, the Company was in compliance with such financial and operating covenants.

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

     On September 24, 2002, the Company and its lenders under its credit facility entered into Amendment No. 1 and Waiver to the Credit Agreement dated as of March 28, 2002 (“Amendment No. 1”). Amendment No. 1 modified the terms of the credit agreement to allow the Company to exclude cash dividend payments, up to a limit of $4.5 million per quarter, associated with the Preferred Stock from the calculation of the interest expense coverage ratio. This term modification was made effective for the fiscal quarter ended June 30, 2002 and continues through the fiscal quarter ended June 30, 2003. In September 2002, the Company determined that it was in technical default of the interest expense coverage ratio under its credit facility as of June 30, 2002, as a result of the early funding to its transfer agent of the second quarter cash dividend payment of $4.6 million. The Company funded its transfer agent on June 28, 2002 and dividends were distributed to shareholders of record on July 1, 2002. Amendment No. 1 granted the Company a waiver under its credit facility for any default arising from any non-compliance with the interest expense coverage ratio that may have occurred during the fiscal quarter ended June 30, 2002 or beyond in the absence of the amendment.

     We have issued $160.0 million in aggregate principal amount of our 10 3/8% Senior Subordinated Notes which have a maturity date of July 1, 2008 (“the Notes”). The Notes are general unsecured obligations of the Company, are guaranteed by specified subsidiaries of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under our Credit Facility). Interest on the Notes is payable semi-annually in arrears.

     We issued $125.0 million of our Preferred Stock in our initial public offering on July 1, 1998. The holders of the Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Preferred Stock. From July 1, 1998 until March 31, 2002, we issued an additional $41.9 million of shares of Preferred Stock as dividends on the Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Preferred Stock have been paid in shares, except for (1) a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999, (2) a $4.6 million cash dividend paid on April 2, 2002 to holders of record on March 15, 2002 for the period commencing January 1, 2002 and ending March 31, 2002, and (3) a $4.6 million cash dividend paid on June 28, 2002 to holders of record on June 14, 2002 for the period commencing April 1, 2002 and ending June 30, 2002.

     On October 1, 1999 we used $51.3 million of the proceeds of our July 1999 offering of our Class A Common Stock to redeem a portion of our Series A Preferred Stock, including a $6.0 million redemption premium and $1.5 million in accrued and unpaid dividends as of the redemption date.

     During the three months ended September 30, 2002, the Company negotiated and completed the repurchase of 67,502 shares of its Preferred Stock for $75.3 million in cash. Subsequent to the third quarter and through October 31, 2002, the Company repurchased an additional 44,790 shares of the Preferred Stock for $51.0 million. A redemption premium of $7.8 million associated with the repurchases completed during the three months ended September 30, 2002 has been included as a component of Preferred Stock dividends, deemed dividends, accretion of discount and redemption premiums in the accompanying Consolidated Statements of Operations.

     The shares of Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends.

     The Indenture relating to the Notes (“the Indenture”) and the Certificate of Designations governing the Preferred Stock (“the Certificate of Designations”) limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $546.3 million. As of September 30, 2002, we are restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificate of Designations. Under the Indenture and Certificate of Designations, as of September 30, 2002, we would be permitted to incur approximately $97.1 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the maximum basket included in the Indenture.

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of September 30, 2002 (dollars in thousands):

Payments Due By Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$447,687	$3,713	$30,271	$48,552	$365,151
Acquisition obligations	72,610	72,610	—	—	—
Operating leases	30,773	6,738	9,992	6,476	7,567
Other operating contracts	5,650	2,548	3,102	—	—

Total Contractual Cash Obligations	$556,720	$85,609	$43,365	$55,028	$372,718

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period
Other Commercial	Total Amounts	Less Than	1to 3	4 to 5	After 5
Commitments:	Committed	1 Year	Year	Years	Years

Letter of Credit(1)	$416	$416	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 2002 approximately 64.2% of the Company’s long-term debt bore interest at variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a 1% increase in the effective rate of the loans, it is estimated that the Company’s interest expense would have increased by $2.2 million for the nine months ended September 30, 2002. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On May 20, 2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company’s Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company’s Class A common stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001, all of which is held in an escrow account maintained by a settlement agent appointed by the Court. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. The Company has no access to the cash portion of the settlement being held by the settlement agent. As such, the cash maintained by the settlement agent has been classified as restricted cash and an offsetting liability due to the class members is included as a part of accounts payable and other accrued expenses in the accompanying consolidated balance sheets. The restricted cash asset and offsetting settlement liability will be eliminated when the cash is distributed from the escrow account to the settlement class members, which the Company expects to occur in late 2002 or early 2003. Of the 240,000 shares of Class A common stock to be issued under the settlement, 60,000 shares were issued in June 2002 and the remaining 180,000 shares are expected to be issued in late 2002 or early 2003.

     In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. Other than as discussed above, the Company is not a party to any lawsuit or preceding which, in our opinion, is likely to have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

     (a)  Exhibits

               10.1 Amendment No.1 and Waiver dated as of September 24, 2002 to the Credit Agreement dated as of March 28, 2002

     (b)  Reports on Form 8-K

               On August 2, 2002 the Company filed a Current Report on Form 8-K announcing that the Company had changed its state of incorporation from Illinois to Delaware.

               On August 14, 2002 the Company filed a Current Report on Form 8-K disclosing the submission to the SEC of the Chief Executive Officer’s and Chief Financial Officer’s certifications pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: November 14, 2002	By:	/s/ Martin R. Gausvik Executive Vice President, Treasurer and Chief Financial Officer

CERTIFICATIONS

I, Lewis W. Dickey, Jr., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cumulus Media Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

	By:	/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr. Chairman, President and Chief Executive Officer

I, Martin R. Gausvik, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Cumulus Media Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ Martin R. Gausvik Martin R. Gausvik Executive Vice President, Treasurer and Chief Financial Officer