Form 10-K
period 2002-12-31
CUMULUS MEDIA INC
filed 2003-03-31
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $732.5 million, based on 62,325,609 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ National Market of $13.78 on that date. As of February 28, 2003, the registrant had outstanding 62,990,943 shares of common stock consisting of (i) 49,101,118 shares of Class A Common Stock; (ii) 13,244,954 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or prior to March 31, 2003, have been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

      In this Form 10-K the terms “Company”, “Cumulus”, “we”, “us”, and “our” refer to Cumulus Media Inc. and its consolidated subsidiaries.

      “MSA” is defined as Metro Survey Area, as listed in the Arbitron Radio Metro and Television Market Population Estimates 2001-2002. For example, “MSA 100-286” would mean the 100th largest market through the 286th largest market, as listed in the Arbitron Radio Metro and Television Market Population Estimate.

      Unless otherwise indicated:

•	we obtained total industry listener and revenue levels from the Radio Advertising Bureau (“RAB”);

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2002 Arbitron Market Report, referred to as the Arbitron Market Report, pertaining to each market; and

•	all dollar amounts are rounded to the nearest thousand.

      The terms “Station Operating Income” and “EBITDA” are used in various places in this document.

      Station Operating Income consists of:

•	operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges.

      EBITDA, consists of:

•	operating income (loss) before depreciation, amortization, LMA fees, non cash stock compensation expense and restructuring and impairment charges.

      Station Operating Income and EBITDA, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Although Station Operating Income and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”), we believe that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a radio company’s operating performance. However, Station Operating Income and EBITDA should not be considered in isolation or as substitutes for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as measures of liquidity or profitability. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the quantitative reconciliations of Station Operating Income and EBITDA to their most directly comparable financial measures calculated and presented in accordance with GAAP, as well as a description of the reasons for their presentation.

Company Overview

      We own and operate FM and AM radio station clusters serving mid-size markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to the Arbitron’s Market Report, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2002, we owned and operated 241 radio stations in 52 mid-sized U.S. media markets. As of March 28, 2003, we own and operate 254 stations in 54 markets. In addition, we own and operate a multi-market network of five radio stations in the English-speaking Caribbean. Under our LMAs, we provide sales and marketing services for seven radio stations in six U.S. markets in exchange for a management or consulting fee, pending FCC approval of our acquisitions of these stations.

      Relative to the 50 largest markets in the U.S., we believe that the mid-size markets represent attractive operating environments and generally are characterized by:

•	a greater use of radio advertising as evidenced by the greater percentage of total media revenues captured by radio than the national average;

•	rising advertising revenues, as the larger national and regional retailers expand into these markets;

•	small independent operators, many of whom lack the capital to produce high-quality locally originated programming or to employ more sophisticated research, marketing, management and sales techniques; and

•	lower overall susceptibility to economic downturns.

      We believe that the attractive operating characteristics of mid-size markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (“the Telecom Act”) and FCC rules, create significant opportunities for growth from the formation of groups of radio stations within these markets. We believe that mid-size radio markets provide an excellent opportunity to acquire attractive properties at favorable purchase prices due to the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, there are approximately 8,348 FM and 4,772 AM stations in the United States.

      To maximize the advertising revenues and Station Operating Income of our stations, we seek to enhance the quality of radio programs for listeners and the attractiveness of our radio stations to advertisers in a given market. We also increase the amount of locally originated programming content that airs on each station. Within each market, our stations are diversified in terms of format, target audience and geographic location, enabling us to attract larger and broader listener audiences and thereby a wider range of advertisers. This diversification, coupled with our competitive advertising pricing, also has provided us with the ability to compete successfully for advertising revenue against other radio, print and television media competitors.

      We believe that we are in a position to generate revenue growth, increase audience and revenue shares within these markets and, by capitalizing on economies of scale and by competing against other media for incremental advertising revenue, increase our Station Operating Income growth rates and margins to those levels found in large markets. Many of our markets are still in the development stage with the potential for substantial growth as we implement our operating strategy.

Strategy

      We are focused on generating internal growth through improvement in station operating income for the portfolio of stations we operate, while enhancing our station portfolio and our business as a whole, through the acquisition of individual stations or clusters that satisfy our acquisition criteria.

     Operating Strategy

      Our operating strategy has the following principal components:

•	achieve cost efficiencies associated with common infrastructure and personnel and increase revenue by offering regional coverage of key demographic groups that were previously unavailable to national and regional advertisers;

•	develop each station in our portfolio as a unique enterprise, marketed as an individual, local brand with its own identity, programming content, programming personnel, inventory of time slots and sales force;

•	use audience research and music testing to refine each station’s programming content to match the preferences of the station’s target demographic audience, in order to enrich our listeners’ experiences by increasing both the quality and quantity of local programming;

•	position station clusters to compete with print and television advertising by combining favorable advertising pricing with diverse station formats within each market to draw a larger and broader listening audience to attract a wider range of advertisers; and

•	employ Internet-based management information systems that enable us to monitor daily sales performance by station and by market, compared to their respective budgets, to quickly identify any under-performing stations, determine the explanation for the under-performance and take corrective action quickly.

     Acquisition Strategy

      Our acquisition strategy has the following principal components:

•	assemble leading station clusters in the top 50 to 250 radio markets by taking advantage of the size and fragmented nature of ownership in these markets;

•	acquire leading stations in terms of signal coverage, revenue or audience share and acquire under-performing stations where there is significant potential to apply our management expertise to improve financial and operating performance; and

•	reconfigure our existing stations, or acquire new stations, located near large markets, that based on an engineering analysis of signal specifications and the likelihood of receiving FCC approval, can be redirected, or “moved-in,” to those larger markets.

Acquisitions and Dispositions

     Pending Acquisitions

      As of December 31, 2002, the Company was a party to various agreements to acquire 19 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $76.9 million, of which $75.4 million would be paid in cash and $1.5 million would be paid in shares of the Company’s common stock. As of March 28, 2003, the Company was a party to agreements to acquire ten stations across eight markets. The March 28, 2003 pending acquisition station totals reflect the completion of the previously announced Ft. Walton Beach, Florida acquisition (five stations) and the Macon, Georgia acquisition (eight stations) in January 2003, as well as the addition of four pending station acquisitions negotiated during the first quarter of 2003. The aggregate purchase price of the pending acquisitions as of March 28, 2003 is expected to be approximately $84.9 million, of which $81.9 million would be paid in cash and $3.0 million would be paid in shares of the Company’s common stock.

     Completed Acquisitions

      On January 31, 2003, we completed the acquisition of WDDO-AM, WDEN-AM, WAYS-FM, WMAC-AM, WDEN-FM, WPEZ-FM, WMKS-FM and WMGB-FM serving the Macon, Georgia market (Arbitron market rank #154) from U.S. Broadcasting Limited Partnership, for approximately $35.5 million in cash. This eight-station cluster has been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

      On January 10, 2003, the Company completed the acquisition of WKSM-FM, WNCV-FM, WYZB-FM, WZNS-FM and WFTW-AM serving the Ft. Walton Beach, Florida market (Arbitron market rank #217) from East Mississippi Broadcasters, Inc. In connection with the acquisition the Company paid approximately $28.5 million in cash and 95,938 shares of Class A Common Stock. This 5-station cluster has been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

      We completed the acquisition of 35 radio stations during the year ended December 31, 2002. Of the $348.2 million required to fund these acquisitions, $205.0 million was paid in the form of shares of Class A and Class B Common Stock, $4.1 million was paid in the form of warrants to purchase common stock, $132.4 million was funded in cash, $2.9 represented capitalizable acquisition costs and $3.8 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described below.

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

      Through December 31, 2002, certain former owners of Aurora exercised warrants to purchase 89,078 shares of Class A Common Stock. Proceeds to the Company totaled approximately $1.1 million. Warrants, issued in the Aurora transaction, to purchase 744,255 shares of common stock remained outstanding as of December 31, 2002.

      In connection with the acquisition of Aurora, the Company entered into an escrow agreement pursuant to which the Company issued 770,000 shares of Class A Common Stock into an escrow account. These shares were presented as Issued Class A Common Stock in Escrow in the accompanying consolidated balance sheet at December 31, 2001. Following the consummation of the acquisition on March 28, 2002, the shares placed in escrow were released back to the Company and subsequently canceled.

      An affiliate of BA Capital Company, L.P. (“BA Capital”), one of our principal stockholders, owned a majority of the equity of Aurora, and received approximately 8.9 million shares of nonvoting Class B Common Stock of Cumulus in the acquisition. Those shares may be converted into shares of Class A Common Stock at the option of the holder subject to FCC regulations, and automatically convert into shares of Class A Common Stock upon their transfer to another party. BA Capital owned approximately 840,000 shares of Cumulus’ publicly traded Class A Common Stock, and approximately 2 million shares of Cumulus’ nonvoting Class B Common Stock prior to the consummation of the acquisition.

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

     DBBC, L.L.C.

      Also on March 28, 2002, the Company completed the acquisition of the broadcasting operations of DBBC, L.L.C. (“DBBC”), which owned and operated three radio stations in Nashville, Tennessee. In acquiring the broadcasting operations of DBBC, the Company issued to DBBC (1) 5,250,000 shares of the Company’s Class A Common Stock and, (2) warrants, exercisable until September 28, 2002, to purchase up to 250,000 shares of common stock at an exercise price of $12.00 per share and paid $20.9 million in cash and acquisition costs. As a result of this transaction, the Company acquired three radio stations in Nashville, TN, Arbitron ranked metro #44. The DBBC acquisition increases the Company’s station portfolio and marks the Company’s entry into the top tier Arbitron rank 50+ markets.

      On September 28, 2002, DBBC exercised its warrants to purchase 250,000 shares of Class A Common Stock. Proceeds to the Company totaled $3.0 million.

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

     Completed Dispositions

      During 2002, the Company completed the sale of ten stations in three markets and received approximately $8.8 million in cash. In connection with these transactions, the Company recorded gains of $5.4 million, which are presented in other income, net in the accompanying statement of operations for the year ended December 31, 2002.

Industry Overview

      The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87%. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1991 and 2001, when total radio advertising revenue fell by approximately 3% and 8%, respectively, advertising revenue has generally risen in each of the past 17 years faster than both inflation and the gross national product.

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

      Our stations also compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. The FCC has authorized two companies to provide satellite digital audio service. Such service delivers by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The FCC has also sought public comment on the introduction of terrestrial digital audio broadcasting (which is digital audio broadcasting delivered using earth based equipment rather than satellites). It is not known at this time whether any such digital technology may be used in the future by existing radio broadcast stations, either on existing or alternate broadcasting frequencies. In addition, as discussed below, the FCC recently authorized a new low power FM service which may compete with our stations for listeners and revenue. The delivery of radio signals and information through the presently unregulated Internet also could create a new form of competition.

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

Advertising Sales

      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 85%, 88% and 89% of our net broadcasting revenue was generated from the sale of local and regional advertising in 2002, 2001 and 2000, respectively. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

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

      During 2002, we were also party to an agreement with Jeff McCluskey and Associates, Inc. (“McCluskey”) that commenced December 11, 1998. Pursuant to the agreement, we designated McCluskey as our exclusive music promotion representative for all of the stations licensed to the Company and its subsidiaries in certain specific programming formats identified in the agreement. Under the agreement, in exchange for the right to serve as our independent music promotion representative, McCluskey agreed to compensate the Company based upon an agreed upon annual rate per station, varying by programming format for the applicable programming formats represented by McCluskey. For the years ended December 31, 2002, 2001 and 2000, the Company recorded revenues of $1.2 million, $1.2 million and $1.1 million, respectively, in accordance with the rates per station specified in the agreement. Consistent with the expiration terms of the agreement, the Company terminated its relationship with McCluskey as of December 31, 2002. As of February 28, 2003 the Company was in negotiations with several parties in an effort to designate a replacement independent music promotion representative.

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

      Our stations, including those to be acquired upon completion of the pending acquisitions, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media as discussed below. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower Station Operating Income for Cumulus.

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

Employees

      At December 31, 2002, we employed approximately 2,600 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

Federal Regulation of Radio Broadcasting

      Introduction. The ownership, operation and sale of broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996 (the “1996 Telecom Act”) amended the Communications Act to make changes in several broadcast laws and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.

      The following is a brief summary of certain provisions of the Communications Act, the 1996 Telecom Act, and related FCC rules and policies (collectively, the “Communications Laws”). This description does not purport to be comprehensive, and reference should be made to the Communications Laws, public notices, and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a “short-term” (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a station’s license renewal application, revoke a station’s license, or deny applications in which an applicant seeks to acquire additional broadcast properties.

      License Grant and Renewal. Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. We are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that our licenses will be renewed.

      Service Areas. The area served by AM stations is determined by a combination of frequency, transmitter power and antenna orientation. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM station is determined by a combination of transmitter power and antenna height, with stations divided into classes according to these technical parameters.

      Class C FM stations operate with the equivalent of 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain. They are the most powerful FM stations, providing service to a large area, typically a substantial portion of a state. Class B FM stations operate with the equivalent of 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B stations typically serve large metropolitan areas as well as their associated suburbs. Class A FM stations operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and serve smaller cities and towns or suburbs of larger cities.

      The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C-0, and C.

      The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned and operated stations as of March 15, 2003, all pending station acquisitions operated under an LMA Agreement as of March 15, 2003 and all pending station acquisitions not operated as of March 15, 2003.

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

MIDWEST
Appleton Oshkosh, WI	WWWX FM	Oshkosh, WI	96.9	December 1, 2004	A	328	6.0	6.0
	WVBO FM	Winneconne, WI	103.9	December 1, 2004	C3	318	25.0	25.0
	WNAM AM	Neenah Menasha, WI	1280	December 1, 2004	B	N.A.	20.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2004	C	N.A.	1.0	1.0
Bismarck, ND	KBYZ FM	Bismarck, ND	96.5	April 1, 2005	C	1001	100.0	100.0
	KACL FM	Bismarck, ND	98.7	April 1, 2005	C	1093	100.0	100.0
	KKCT FM	Bismarck, ND	97.5	April 1, 2005	C1	830	100.0	100.0
	KLXX AM	Mandan, ND	1270	April 1, 2005	B	N.A.	1.0	0.3
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2003	B	341	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2005	C1	551	100.0	100.0
	KHAK FM	Cedar Rapids, IA	98.1	February 1,2005	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1,2005	C1	981	100.0	100.0
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2005	C2	331	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2005	A	410	1.7	1.7
	WDBQ FM	Galena, IL	107.5	February 1, 2005	A	328	3.0	3.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2005	C	N.A.	1.0	1.0
	WJOD FM	Asbury, IA	103.3	February 1, 2005	C3	643	6.6	6.6
Faribault-Owatonna, MN	KRFO AM	Owatonna, MN	1390	April 1,2005	B	N.A.	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1,2005	A	174	4.7	4.7
	KDHL AM	Faribault, MN	920	April 1,2005	B	N.A.	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2005	A	328	3.0	3.0
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2004	A	256	3.0	3.0
	WRSR FM	Owosso, MI	103.9	October 1, 2004	A	482	2.9	2.9
	WWCK FM	Flint, MI	105.5	October 1, 2004	B1	328	25.0	25.0
	WWCK AM	Flint, MI	1570	October 1, 2004	D	N.A.	1.0	0.1
Green Bay, WI	WOGB FM	Kaukauna, WI	103.1	December 1, 2004	C3	879	25.0	25.0
	WJLW FM	Allouez, WI	106.7	December 1, 2004	C3	509	25.0	25.0
	WXWX FM	Brillion, WI	107.5	December 1, 2004	A	328	6.0	6.0
	WQLH FM	Green Bay, WI	98.5	December 1, 2004	C1	499	100.0	100.0
	WDUZ AM	Green Bay, WI	1400	December 1, 2004	C	N.A.	1.0	1.0
Harrisburg, PA	WNNK FM	Harrisburg, PA	104.1	August 1, 2006	B	725	22.5	22.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2006	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2006	A	299	3.0	3.0
	WTCY AM	Harrisburg, PA	1400	August 1, 2006	C	N.A.	1.0	1.0
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2004	B	482	50.0	50.0
	WRKR FM	Portage, MI	107.7	October 1, 2004	B	489	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2004	B	N.A.	5.0	1.0
Monroe, MI	WTWR FM	Monroe, MI	98.3	October 1, 2004	A	466	1.4	1.4
Quad Cities, IA-IL	WXLP FM	Moline, IL	96.9	December 1, 2004	B	499	50.0	50.0
	KORB FM	Bettendorf, IA	93.5	February 1, 2005	A	896	6.0	6.0
	KBEA FM	Muscatine, IA	99.7	February 1, 2005	C1	318	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	February 1, 2005	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2005	B	N.A.	1.0	1.0
Rockford, IL	WROK AM	Rockford, IL	1440	December 1, 2004	B	N.A.	5.0	0.3
	WZOK FM	Rockford, IL	97.5	December 1, 2004	B	430	50.0	50.0
	WXXQ FM	Freeport, IL	98.5	December 1, 2004	B1	492	11.0	11.0
	WKMQ FM	Loves Park, IL	96.7	December 1, 2004	A	161	5.0	5.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2003	B	499	50.0	50.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2003	A	397	4.1	4.1
	WTOD AM	Toledo, OH	1560	October 1, 2003	B	N.A.	5.0	0.0
	WWWM FM	Sylvania, OH	105.5	October 1, 2003	A	390	4.3	4.3
	WLQR AM	Toledo, OH	1470	October 1, 2003	B	N.A.	1.0	1.0
	WXKR FM	Port Clinton, OH	94.5	October 1, 2003	B	630	30.0	30.0
	WRWK FM	Delta, OH	106.5	October 1, 2003	A	328	3.0	3.0
Topeka, KS	KDVV FM	Topeka, KS	100.3	August 1, 2005	C	984	100.0	100.0
	KMAJ FM	Topeka, KS	107.7	August 1, 2005	C	988	100.0	100.0
	KMAJ AM	Topeka, KS	1440	August 1, 2005	B	N.A.	5.0	1.0
	KTOP AM	Topeka, KS	1490	August 1, 2005	C	N.A.	1.0	1.0
	KQTP FM	St. Marys, KS	102.9	August 1, 2005	C2	318	50.0	50.0
	KWIC FM	Topeka, KS	99.3	August 1, 2005	A	292	6.0	6.0
Waterloo-Cedar Falls, IA	KKCV FM	Cedar Falls, IA	98.5	February 1, 2005	C3	423	15.1	15.1
	KOEL FM	Oelwein, IA	92.3	February 1, 2005	C	991	95.0	95.0
	KOEL AM	Oelwein, IA	950	February 1, 2005	B	N.A.	5.0	0.5
	KCRR FM	Grundy Center, IA	97.7	February 1, 2005	C3	407	16.0	16.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2003	C	N.A.	1.0	1.0
	WPIC AM	Sharon, PA	790	August 1, 2006	D	N.A.	1.0	0.0
	WYFM FM	Sharon, PA	102.9	August 1, 2006	B	604	33.0	33.0
	WHOT FM	Youngstown, PA	101.1	October 1, 2003	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2006	A	486	1.4	1.4
	WWIZ FM	Mercer, PA	103.9	August 1, 2006	A	299	3.0	3.0
	WQXK FM	Salem, OH	105.1	October 1, 2003	B	430	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2003	D	N.A	1.0	0.0
SOUTHEAST
Albany, GA	WNUQ FM	Albany, GA	101.7	April 1, 2004	A	299	3.0	3.0
	WEGC FM	Sasser, GA	107.7	April 1, 2004	C3	328	25.0	25.0
	WALG AM	Albany, GA	1590	April 1, 2004	B	N.A.	5.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2004	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2004	C1	981	98.0	98.0
	WGPC AM	Albany, GA	1450	April 1, 2004	C	N.A.	1.0	1.0
	WQVE FM	Camilla, GA	105.5	April 1, 2004	A	276	6.0	6.0
	WZBN FM	Sylvester, GA	102.1	April 1, 2004	A	328	6.0	6.0
Columbus-Starkville, MS	WSSO AM	Starkville, MS	1230	June 1, 2004	C	N.A.	1.0	1.0
	WMXU FM	Starkville, MS	106.1	June 1, 2004	C2	502	40.0	40.0
	WSMS FM	Artesia, MS	99.9	June 1, 2004	C2	312	50.0	50.0
	WKOR FM	Columbus, MS	94.9	June 1, 2004	C2	492	50.0	50.0
	WKOR AM	Starkville, MS	980	June 1, 2004	B	N.A.	1.0	0.0
	WJWF AM	Columbus, MS	1400	June 1, 2004	C	N.A.	1.0	1.0
	WMBC FM	Columbus, MS	103.1	June 1, 2004	C2	755	22.0	22.0
Fayetteville, NC	WRCQ FM	Dunn, NC	103.5	December 1, 2003	C2	502	47.5	47.5
	WFNC FM	Lumberton, NC	102.3	December 1, 2003	A	269	3.0	3.0
	WFNC AM	Fayetteville, NC	640	December 1, 2003	B	N.A.	10.0	1.0
	WQSM FM	Fayetteville, NC	98.1	December 1, 2003	C1	830	100.0	100.0
	WKQB FM	Southern Pines, NC	106.9	December 1, 2003	C2	482	50.0	50.0
Florence, SC	WYNN FM	Florence, SC	106.3	December 1, 2003	A	325	6.0	6.0
	WYNN AM	Florence, SC	540	December 1, 2003	B	N.A.	0.3	0.2

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WYMB AM	Manning, SC	920	December 1, 2003	B	N.A.	2.3	1.0
	WCMG FM	Latta, SC	94.3	December 1, 2003	C3	502	10.5	10.5
	WHSC AM	Hartsville, SC	1450	December 1, 2003	C	N.A.	1.0	1.0
	WBZF FM	Hartsville, SC	98.5	December 1, 2003	A	328	3.0	3.0
	WHLZ FM	Marion, SC	100.5	December 1, 2003	C3	354	21.5	21.5
	WMXT FM	Pamplico, SC	102.1	December 1, 2003	C2	479	50.0	50.0
	WWFN FM	Lake City, SC	100.1	December 1, 2003	A	433	3.3	3.3
Fort Walton Beach, FL	WKSM FM	Fort Walton Beach, FL	99.5	February 1, 2004	C2	440	50.0	50.0
	WNCV FM	Niceville, FL	100.3	February 1, 2004	A	440	3.5	3.5
	WYZB FM	Mary Esther, FL	105.5	February 1, 2004	C3	305	25.0	25.0
	WZNS FM	Fort Walton Beach, FL	96.5	February 1, 2004	C1	440	100.0	100.0
	WFTW AM	Fort Walton Beach, FL	1260	February 1, 2004	D	N.A.	2.5	0.1
Lexington, KY	WVLK AM	Lexington, KY	590	August 1, 2004	B	N.A.	5.0	1.6
	WVLK FM	Lexington, KY	92.9	August 1, 2004	C1	850	100.0	100.0
	WLTO FM	Nicholasville, KY	102.5	August 1, 2004	A	400	2.0	2.0
	WLRO FM	Richmond, KY	101.5	August 1, 2004	C3	541	10.0	10.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2004	A	794	1.0	1.0
	WCYN-FM	Cynthiana, KY	102.3	August 1, 2004	A	400	1.9	1.9
Macon, GA	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2004	C1	679.	100.0	100.0
	WDDO AM	Macon, GA	1240	April 1, 2004	C	N.A.	1.0	1.0
	WDEN AM	Macon, GA	1500	April 1, 2004	D	N.A.	250.0	0.0
	WDEN FM	Macon, GA	99.1	April 1, 2004	C1	581	100.0	100.0
	WAYS FM	Macon, GA	105.5	April 1, 2004	C3	659	6.1	6.1
	WMAC AM	Macon, GA	940	April 1, 2004	B	N.A.	50.0	10.0
	WMKS FM	Macon, GA	92.3	April 1, 2004	A	328	3.0	3.0
	WMGB FM	Montezuma, GA	95.1	April 1, 2004	C2	390	46.0	46.0
Melbourne-Titus-Cocoa, FL	WHKR FM	Rockledge, FL	102.7	February 1, 2004	C2	492	50.0	50.0
	WAOA FM	Melbourne, FL	107.1	February 1, 2004	C1	486	100.0	100.0
	WINT AM	Melbourne, FL	1560	February 1, 2004	D	N.A.	5.0	0.0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2004	C3	289	25.0	25.0
Mobile, AL	WYOK FM	Atmore, AL	104.1	April 1, 2004	C	1555	100.0	100.0
	WGOK AM	Mobile, AL	900	April 1, 2004	B	N.A.	1.0	0.4
	WBLX FM	Mobile, AL	92.9	April 1, 2004	C	1555	98.0	98.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2004	C2	548	40.0	40.0
	WDLT AM	Fairhope, AL	660	April 1, 2004	B	N.A.	10.0	0.0
	WAVH FM	Daphne, AL	106.5	April 1, 2004	C2	449	50.0	50.0
Montgomery, AL	WMSP AM	Montgomery, AL	740	April 1, 2004	B	N.A.	10.0	0.0
	WNZZ AM	Montgomery, AL	950	April 1, 2004	B	N.A.	1.0	0.4
	WMXS FM	Montgomery, AL	103.3	April 1, 2004	C	1096	100.0	100.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2004	C	1096	100.0	100.0
	WHHY FM	Montgomery, AL	101.9	April 1, 2004	C	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2004	B	N.A.	5.0	1.0
	WXFX FM	Prattville, AL	95.1	April 1, 2004	C2	476	50.0	50.0
Myrtle Beach, SC	WSYN FM	Georgetown, SC	106.5	December 1, 2003	C2	492	50.0	50.0
	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2003	A	328	6.0	6.0
	WJXY FM	Conway, SC	93.9	December 1, 2003	A	420	3.7	3.7
	WXJY FM	Georgetown, SC	93.7	December 1, 2003	A	328	6.0	6.0
	WIQB AM	Conway, SC	1050	December 1, 2003	B	N.A.	5.0	0.5

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2003	A	476	2.6	2.6
	WYAK FM	Surfside Beach, SC	103.1	December 1, 2003	C3	528	8.0	8.0
Nashville, TN	WQQK FM	Hendersonville, TN	92.1	August 1, 2004	A	462	3.0	3.0
	WNPL FM	Belle Meade, TN	106.7	August 1, 2004	A	774	1.1	1.1
	WRQQ FM	Goodlettsville, TN	97.1	August 1, 2004	C2	518	43	43
Pensacola, FL	WJLQ FM	Pensacola, FL	100.7	February 1, 2004	C	1555	100.0	100.0
	WCOA AM	Pensacola, FL	1370	February 1, 2004	B	N.A.	5.0	5.0
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2004	A	328	3.0	3.0
Savannah, GA	WJCL FM	Savannah, GA	96.5	April 1, 2004	C	1161	100.0	100.0
	WIXV FM	Savannah, GA	95.5	April 1, 2004	C1	856	100.0	100.0
	WSIS FM	Springfield, GA	103.9	April 1, 2004	A	328	6.0	6.0
	WBMQ AM	Savannah, GA	630	April 1, 2004	B	N.A.	5.0	5.0
	WEAS FM	Savannah, GA	93.1	April 1, 2004	C1	981	97.0	97.0
	WJLG AM	Savannah, GA	900	April 1, 2004	B	N.A.	4.4	0.2
	WZAT FM	Savannah, GA	102.1	April 1, 2004	C	1306	100.0	100.0
Tallahassee, FL	WHBX FM	Tallahassee, FL	96.1	February 1, 2004	C2	479	37.0	37.0
	WBZE FM	Tallahassee, FL	98.9	February 1, 2004	C1	604	100.0	100.0
	WHBT AM	Tallahassee, FL	1410	February 1, 2004	B	N.A.	5.0	0.0
	WGLF FM	Tallahassee, FL	104.1	February 1, 2004	C	1394	90.0	90.0
	WSLE FM	Cairo, GA	102.3	April 1, 2004	A	299	3.0	3.0
Wilmington, NC	WWQQ FM	Wilmington, NC	101.3	December 1, 2003	C2	545	40.0	40.0
	WGNI FM	Wilmington, NC	102.7	December 1, 2003	C1	981	100.0	100.0
	WMNX FM	Wilmington, NC	97.3	December 1, 2003	C1	883	100.0	100.0
	WKXS FM	Leland, NC	94.1	December 1, 2003	A	148	5.0	5.0
	WAAV AM	Leland, NC	980	December 1, 2003	B	N.A.	5.0	5.0
SOUTHWEST
Abilene, TX	KCDD FM	Hamlin, TX	103.7	August 1, 2005	C1	745	100.0	100.0
	KBCY FM	Tye, TX	99.7	August 1, 2005	C	984	98.0	98.0
	KFQX FM	Anson, TX	98.1	August 1, 2005	C2	492	50.0	50.0
	KHXS FM	Merkel, TX	102.7	August 1, 2005	C1	1148	66.0	66.0
Amarillo, TX	KZRK FM	Canyon, TX	107.9	August 1, 2005	C1	476	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2005	B	N.A.	1.0	0.2
	KARX FM	Claude, TX	95.7	August 1, 2005	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2005	B	N.A.	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2005	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2005	C1	699	100.0	100.0
Beaumont-Port Arthur, TX	KSTB FM	Crystal Beach, TX	101.5	August 1, 2005	A	184	6.0	6.0
	KQXY FM	Beaumont, TX	94.1	August 1, 2005	C	1099	100.0	100.0
	KQHN AM	Nederland, TX	1510	August 1, 2005	B	N.A.	5.0	0.0
	KIKR AM	Beaumont, TX	1450	August 1, 2005	C	N.A.	1.0	1.0
	KTCX FM	Beaumont, TX	102.5	August 1, 2005	C2	492	50.0	50.0
	KAYD FM	Silsbee, TX	101.7	August 1, 2005	C3	502	10.5	10.5
Fayetteville, AR	KFAY FM	Bentonville, AR	98.3	June 1, 2004	C1	617	100.0	100.0
	KFAY AM	Farmington, AR	1030	June 1, 2004	B	N.A.	10.0	1.0
	KKEG FM	Fayetteville, AR	92.1	June 1, 2004	C3	548	7.6	7.6
	KAMO FM	Rogers, AR	94.3	June 1, 2004	C2	692	25.1	25.1
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2004	C1	476	100.0	100.0
	KZRA AM	Springdale, AR	1590	June 1, 2004	B	N.A.	2.5	0.1
	KDAB FM	Prairie Grove, AR	94.9	June 1, 2004	C2	761	21.0	21.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Fort Smith, AR	KLSZ FM	Van Buren, AR	102.7	June 1, 2004	C3	476	12.0	12.0
	KOMS FM	Poteau, OK	107.3	June 1, 2005	C	1811	100.0	100.0
	KBBQ FM	Fort Smith, AR	100.7	June 1, 2005	C2	459	50.0	50.0
	KAYR AM	Van Buren, AR	1060	June 1, 2005	D	N.A.	0.5	0.0
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2005	C	1460	100.0	100.0
	KEKB FM	Fruita, CO	99.9	April 1, 2005	C	1542	79.0	79.0
	KMXY FM	Grand Junction, CO	104.3	April 1, 2005	C	1460	100.0	100.0
	KKNN FM	Delta, CO	95.1	April 1, 2005	C	1424	100.0	100.0
	KEXO AM	Grand Junction, CO	1230	April 1, 2005	C	N.A.	1.0	1.0
Houston, TX	KRWP FM	Beaumont, TX	97.5	August 1, 2005	C	1955	100.0	100.0
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2005	C3	410	16.6	16.6
	KOOC FM	Belton, TX	106.3	August 1, 2005	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2005	C3	558	8.6	8.6
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2005	C2	577	36.0	36.0
	KTEM AM	Temple, TX	1400	August 1, 2005	C	N.A.	1.0	1.0
Lake Charles, LA	KKGB FM	Sulphur, LA	101.3	June 1, 2004	C3	289	25.0	25.0
	KBIU FM	Lake Charles, LA	103.7	June 1, 2004	C1	469	100.0	100.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2004	C	1204	97.0	97.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2004	B	N.A.	1.0	1.0
Odessa-Midland, TX	KBAT FM	Midland, TX	93.3	August 1, 2005	C1	440	100.0	100.0
	KODM FM	Odessa, TX	97.9	August 1, 2005	C1	1000	100.0	100.0
	KNFM FM	Midland, TX	92.3	August 1, 2005	C	984	100.0	100.0
	KGEE FM	Monahans, TX	99.9	August 1, 2005	C1	574	98.0	98.0
	KMND AM	Midland, TX	1510	August 1, 2005	B	N.A.	2.4	0.0
	KRIL AM	Odessa, TX	1410	August 1, 2005	B	N.A.	1.0	1.0
	KKJW FM	Stanton, TX	105.9	August 1, 2005	C2	440	32.0	32.0
	KKLY FM	Pecos, TX	97.3	August 1, 2005	C1	413	100.0	100.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2004	C2	463	50.0	50.0
	KRMD FM	Shreveport, LA	101.1	June 1, 2004	C	1119	98.0	98.0
	KRMD AM	Shreveport, LA	1340	June 1, 2004	C	N.A.	1.0	1.0
	KBED FM	Shreveport, LA	102.9	June 1, 2004	C2	525	44.0	44.0
	KVMA FM	Magnolia, AR	107.9	June 1, 2004	C1	351	100.0	100.0
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2005	C1	830	100.0	100.0
	KQXC FM	Wichita Falls, TX	102.5	August 1, 2005	A	312	4.5	4.5
	KYYI FM	Burkburnett, TX	104.7	August 1, 2005	C	1017	100.0	100.0
	KOLI FM	Electra, TX	94.9	August 1, 2005	C2	492	50.0	50.0
NORTHEAST
Bangor, ME	WQCB FM	Brewer, ME	106.5	April 1, 2006	C	1079	98.0	98.0
	WBZN FM	Old Town, ME	107.3	April 1, 2006	C2	436	50.0	50.0
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2006	B	1030	11.5	11.5
	WEZQ FM	Bangor, ME	92.9	April 1, 2006	B	787	20.0	20.0
	WDEA AM	Ellsworth, ME	1370	April 1, 2006	B	N.A.	5.0	5.0
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2006	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	April 1, 2006	B	N.A.	1.0	0.5
Danbury, CT	WRKI FM	Brookfield, CT	95.1	April 1, 2006	B	636	29.5	29.5
	WDBY FM	Patterson, NY	105.5	April 1, 2006	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2006	D	N.A.	0.68	0.004
	WPUT AM	Brewster, NY	1510	June 1, 2006	B	N.A.	1.0	0.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Newburgh-Middletown, NY	WALL AM	Middletown, NY	1340	June 1, 2006	C	N.A.	1.0	0.0
	WRRV FM	Middletown, NY	92.7	June 1, 2006	A	269	6.0	6.0
Poughkeepsie, NY	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2006	B	1538	4.4	4.4
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2006	A	626	1.6	1.6
	WRRB FM	Arlington, NY	96.9	June 1, 2006	A	1007	0.3	0.3
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2006	A	718	0.6	0.6
	WCZX FM	Hyde Park, NY	97.7	June 1, 2006	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2006	B	N.A.	5.0	0.0
	WKNY AM	Kingston, NY	1490	June 1, 2006	C	N.A.	1.0	1.0
	WBPM FM	Kingston, NY	94.3	June 1, 2006	A	554.	1.1	1.1
Westchester County, NY	WFAS AM	White Plains, NY	1230	June 1, 2006	C	N.A.	1.0	1.0
	WFAS FM	White Plains, NY	103.9	June 1, 2006	A	669	0.6	0.6
	WFAF FM	Mount Kisco, NY	106.3	June 1, 2006	A	440	1.4	1.4
WEST
Eugene-Springfield, OR	KUJZ FM	Creswell, OR	95.3	February 1, 2006	C3	1207	0.7	0.7
	KSCR AM	Eugene, OR	1320	February 1, 2006	D	N.A.	1.0	0.1
	KZEL FM	Eugene, OR	96.1	February 1, 2006	C	1093	100.0	100.0
	KUGN AM	Eugene, OR	590	February 1, 2006	B	N.A.	5.0	5.0
	KEHK FM	Brownsville, OR	102.3	February 1, 2006	C1	919	100.0	100.0
	KNRQ FM	Eugene, OR	97.9	February 1, 2006	C	1011	100.0	100.0
Oxnard-Ventura, CA	KVEN AM	Ventura, CA	1450	December 1, 2005	C	N.A.	1.0	1.0
	KHAY FM	Ventura, CA	100.7	December 1, 2005	B	1211	39.0	39.0
	KBBY FM	Ventura, CA	95.1	December 1, 2005	B	876	12.3	12.3
Santa Barbara, CA	KMGQ FM	Santa Barbara, CA	97.5	December 1, 2005	B	2920	16.0	16.0
	KKSB FM	Goleta, CA	106.3	December 1, 2005	A	827	0.2	0.2
	KRUZ FM	Santa Barbara, CA	103.3	December 1, 2005	B	2979	105.0	105.0

      We also own and operate five radio stations in various locations throughout the English-speaking Eastern Caribbean, including Trinidad, St. Kitts-Nevis, St. Lucia, Montserrat and Antigua-Barbuda, and we have been granted licenses for FM stations covering Barbados and Tortola, British Virgin Islands. These Eastern Caribbean stations are not regulated by the FCC.

      Regulatory Approvals. The Communications Laws prohibit the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (i) compliance with various rules limiting common ownership of media properties, (ii) the financial and “character” qualifications of the assignee or transferee (including those parties holding an “attributable” interest in the assignee or transferee), (iii) compliance with the Communications Act’s foreign ownership restrictions, and (iv) compliance with other Communications Laws, including those related to programming and filing requirements.

      As discussed in greater detail below, the FCC also reviews the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See “— Antitrust and Market Concentration Considerations.”

      Ownership Matters. The Communications Act restricts the Company from having more than one-fourth of its capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take appropriate steps to monitor the citizenship of our stockholders, such as through representative samplings on a periodic basis, to provide a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.

      The Communications Laws also generally restrict (i) the number of radio stations one person or entity may own, operate or control in a local market, (ii) the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (iii) the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market.

      None of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations or precludes consummation of our pending acquisitions, other than the pending acquisition of one radio station. The Communications Laws will limit the number of additional stations that we may acquire in the future in our existing markets as well as new markets.

      Because of these multiple and cross ownership rules, a purchaser of our voting stock which acquires an “attributable” interest in the Company (as discussed below) may violate the Communications Laws if such purchaser also has an attributable or direct interest in other radio or television stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If an attributable stockholder of Cumulus violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

      The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable, interests held by a person or entity. A person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member or, in certain cases, a debt holder of a company that owns that station or newspaper. Whether that interest is subject to the FCC’s multiple ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.

      With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, a local marketing agreement with another station also may result in an attributable interest. See “— Local Marketing Agreements.”

      With respect to a partnership (or limited liability company), the interest of a general partner is attributable, as is the interest of any limited partner (or limited liability company member) who is “materially involved” in the media-related activities of the partnership (or limited liability company). The following interests generally are not attributable: (i) debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised; (ii) limited partnership or limited liability company interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement; and (iii) holders of less than 5% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute 33% or more of a licensee’s total equity and debt capitalization are considered attributable in certain circumstances.

      Programming and Operation. The Communications Act requires broadcasters to serve the “public interest.” Broadcasters are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. Stations also must follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of a “short-term” (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a station license.

      Local Marketing Agreements. A number of radio stations, including certain of our stations, have entered into what are commonly referred to as “local marketing agreements” or “time brokerage agreements” (collectively, “LMAs”). In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the personnel, programming, and finances of its station. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

      A station that brokers more than 15% of the weekly programming hours on another station in its market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s ownership rules. As a result, a radio station may not enter into an LMA that allows it to program more than 15% of the weekly programming hours of another station in the same market that it could not own under the FCC’s multiple ownership rules.

      New Services. In 1997, the FCC awarded two licenses to separate entities that authorize the licensees to provide satellite-delivered digital audio radio services. Both licensees have launched their respective satellite-delivered digital radio service.

      Digital technology also may be used by terrestrial radio broadcast stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit terrestrial radio stations to introduce digital operations. The FCC now will permit operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation. The FCC deferred consideration of formal standard-setting procedures and related broadcast licensing and service rules to a future rulemaking proceeding.

      In January 2000, the FCC released a Report and Order adopting rules for a new low power FM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. The FCC has limited ownership and operation of low power FM stations to persons and entities which do not currently have an attributable interest in any FM station and has required that low power FM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for low power FM stations. We cannot predict what impact low power FM radio will have on our operations. Adverse effects of the new low power FM service on our operations could include interference with our stations and competition by low power stations for listeners and revenues.

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

      The foregoing is a brief summary of certain provisions of the Communications Laws. This description does not purport to be comprehensive, and reference should be made to the Communications Laws as well as public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

      Antitrust and Market Concentration Considerations. Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), by the Department of Justice or the Federal Trade Commission, either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $50 million or more. Most of our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The Department of Justice has reviewed numerous radio station acquisitions where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

      We are aware that the Department of Justice commenced, and subsequently discontinued, investigations of several proposed acquisitions by Cumulus. The Department of Justice can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending or future acquisitions are not or will not be the subject of an investigation or enforcement action by the Department of Justice or the Federal Trade Commission. Similarly, there can be no assurance that the Department of Justice, the Federal Trade Commission or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that the Company divest stations it already owns in a particular market. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

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

      In addition, where acquisitions would result in certain local radio advertising revenue concentration thresholds being met, the FCC staff has a policy of reviewing applications for proposed radio station acquisitions with respect to local market concentration concerns. The FCC places a specific notation on the public notices with respect to proposed radio station acquisitions that it believes may raise local market concentration concerns, invites public comment on such matters, and in some cases may request additional information with respect to such acquisitions. Specifically, the FCC staff has stated publicly that it will review proposed acquisitions with respect to local radio market concentration if publicly available sources indicate that, following such acquisitions, one party would receive 50% or more of the radio advertising revenues in such local radio market, or that any two parties would together receive 70% or more of such revenues, notwithstanding that the proposed acquisitions would comply with the station ownership limits in the 1996 Telecom Act and the FCC’s multiple ownership rules. Those public notices on possible concentration of radio advertising revenue may help trigger petitions to deny and informal objections against FCC applications for certain pending acquisitions and future acquisitions.

      The FCC has, from time to time, placed such notations on the public notices issued with respect to a number of Cumulus applications and has conducted such reviews with respect to certain of these applications. In addition, the FCC is currently conducting a comprehensive examination of its rules and policies concerning local radio ownership, including its treatment of LMAs and joint sales agreements. As part of its review, the FCC adopted an interim policy for processing applications which propose acquisitions that would result in advertising revenue concentrations meeting or exceeding the 50%/70% levels described above. This interim policy involves analysis by the FCC of a number of factors designed to determine the impact of the proposed acquisition on competition. The FCC requested that we address these factors with respect to the Company’s acquisitions of stations in the Columbus-Starkville, Mississippi market and the sale of stations in the Columbus, Georgia market. We cannot predict what action the FCC may take in the pending rulemaking proceeding, the actions which may result from its interim policy, or what effect any such action might have on the Company. However, if the FCC were to adopt more restrictive policies regarding market concentration or LMAs, the FCC’s action could further limit the number of stations we are permitted to own or program in a single market, and could limit our ability to sell all of the stations we own in certain markets to a single purchaser, which could diminish the value of those markets to potential acquirers.

      In the meantime, petitions to deny were filed against the Company’s acquisitions in the Columbus-Starkville, Mississippi, and Columbus, Georgia markets. Both of the petitions were based on allegations regarding market concentration or the Company’s other alleged non-compliance with the Communications Laws. The FCC denied both petitions and the Company consummated the related transactions. However, the petitioner in the Columbus-Starkville matter filed a reconsideration petition with the FCC which is still pending, and the petitioner in the Columbus, Georgia matter filed an appeal with the United States Court of Appeals for the District of Columbia Circuit which is still pending. Also pending before the FCC is an objection to the Company’s proposal to modify the FCC license for FM radio station KGEE in Monahans, Texas. The objection is based on an allegation that the modification violates the Communications Laws because it is allegedly designed only to permit the Company’s acquisition of another radio station in the market. The Company does not believe that any adverse decision in any of the foregoing matters will pose a risk of a material adverse impact on the overall operations of the Company taken as a whole.

      As part of its pending review of the radio ownership rules, the FCC proposed to modify the manner in which it defines a radio “market” for purposes of the local radio station ownership limits in the Communications Laws. If the FCC modifies the manner in which a radio market is defined it potentially could reduce the number of stations that Cumulus would be allowed to acquire in some markets, and could limit our ability to sell all of the stations we own in certain markets to a single purchaser, which could diminish the value of those markets to potential acquirers.

Executive Officers of the Registrant

      The following table sets forth certain information with respect to the executive officers of the Company as of March 28, 2003:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	41	Chairman, President and Chief Executive Officer
John G. Pinch	54	Executive Vice President, Chief Operating Officer
Martin R. Gausvik	46	Executive Vice President, Chief Financial Officer and Treasurer
John W. Dickey	36	Executive Vice President

      Lewis W. Dickey, Jr. has served as our Chairman, President and Chief Executive Officer since December 2000, and as a Director since March 1998. Mr. Dickey was a founder and an initial investor in Cumulus Media, LLC through his interest in CML Holdings LLC and owns 75% of the outstanding equity interests of DBBC of Georgia, LLC, which was a Managing Member of Cumulus Media, LLC. He served as Executive Vice Chairman and a Director of Cumulus Media, LLC from its inception in April 1997 until its dissolution in

June 1998. Mr. Dickey is the founder and was President of Stratford Research, Inc. (“Stratford”) from September 1985 to March 1998 and owns 25% of the outstanding capital stock of Stratford. Stratford is a strategy consulting and market research firm advising radio and television broadcasters as well as other media related industries. From January 1988 until March 1998, Mr. Dickey served as President and Chief Operating Officer of Midwestern Broadcasting Corporation, which operated two stations in Toledo, Ohio that were acquired by the Company in November 1997. He also has an ownership interest (along with members of his family and others) in DBBC, L.L.C., which owned three stations in Nashville, Tennessee: WQQK-FM, WNPL-FM and WVOL-AM. Cumulus acquired these stations in March 2002, as described under “— Acquisitions” above. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise — Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John W. Dickey.

      John G. Pinch has served as our Executive Vice President and Chief Operating Officer since December 2000. Mr. Pinch joined the Company effective December 1, 2000, after serving as the President of Clear Channel International Radio (“CCU International”) (NYSE:CCU). At rapidly growing CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30 year broadcast veteran and has previously served as Owner/President WTVK-TV Ft Myers-Naples Florida, General Manager WMTX-FM/WHBO-AM Tampa Florida, General Manager/Owner WKLH-FM Milwaukee, and GM WXJY Milwaukee.

      Martin R. Gausvik is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Gausvik joined the Company effective May 29, 2000 and is a 17-year veteran of the radio industry, having served as Vice President Finance for Jacor Communications from 1996 until the merger of Jacor’s 250 radio station group with Clear Channel Communications in May 1999. More recently, he was Executive Vice President and Chief Financial Officer of Latin Communications Group, the operator of 17 radio stations serving major markets in the western United States. Prior to joining Jacor, from 1984 to 1996, Mr. Gausvik held various accounting and financial positions with Taft Broadcasting, including Controller of Taft’s successor company, Citicasters.

      John W. Dickey is our Executive Vice President. Mr. Dickey has served as Executive Vice President of Stratford since June 1988. He served as Director of Programming for Midwestern Broadcasting from January 1990 to March 1998 and is a partner in Stratford and has an ownership interest in DBBC, L.L.C. (along with members of his family), which owned three stations in Nashville, Tennessee: WQQK-FM, WNPL-FM and WVOL-AM. Cumulus acquired these stations in March 2002, as described under “— Acquisitions” above. Mr. Dickey also owns 25% of the outstanding capital stock of Stratford and 25% of the outstanding equity interests of DBBC of Georgia, LLC. Mr. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. Dickey is the brother of Lewis W. Dickey, Jr.

Available Information

      Our Internet site address is www.cumulus.com. On our site, we have made available, free of charge, our most recent annual report on Form 10-K and proxy statement. We also provide a link to an independent third-party Internet site, which makes available, free of charge, our other filings with the SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

      At December 31, 2002, the Company owned studio facilities in 34 markets and it owned transmitter and antenna sites in 42 markets. We lease additional studio and office facilities in 40 markets and additional transmitter and antenna sites in 40 markets. In addition, the Company leases corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns or leases substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

      No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.

Item 3.     Legal Proceedings

      The Company from time to time is involved in various legal proceedings that are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on its overall financial condition or results of operations.

Item 4.     Submission of Matters To a Vote of Security Holders

      During the fourth quarter, October 1, 2002 through December 31, 2002, there were no matters submitted to a vote of security holders.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of the Company’s Class A Common Stock, par value $.01 per share (the “Class A Common Stock”), have been quoted on the NASDAQ National Market under the symbol CMLS since the consummation of the initial public offering of the Company’s Class A Common Stock on July 1, 1998. There is no established public trading market for our Class B Common Stock or our Class C Common Stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on the NASDAQ National Market, as reported in published financial sources.

Year	High	Low

2001
First Quarter	$8.25	$3.75
Second Quarter	$13.95	$5.28
Third Quarter	$14.26	$6.06
Fourth Quarter	$16.35	$6.35
2002
First Quarter	$19.63	$13.65
Second Quarter	$21.70	$12.74
Third Quarter	$17.97	$10.25
Fourth Quarter	$19.02	$14.04
2003
First Quarter (through February 28, 2003)	$17.41	$12.80

      As of February 28, 2003, there were approximately 2,119 holders of record of the Class A Common Stock, 3 holders of record for the Class B Common Stock and 1 holder of record for the Class C Common Stock. The figure for the Class A Common Stock does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

      The Company has not declared or paid any cash dividends on its common stock since its inception and does not currently anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain future earnings for use in its business. The Company is currently subject to restrictions under the terms of the $400.0 million credit facility (the “Credit Facility”), the indenture (the “Indenture”) governing the 10 3/8% Senior Subordinated Notes due 2008 (the “Notes”) and the certificate of designations (the “Certificate of Designations”) governing the 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock (the “Series A Preferred Stock”) that limit the amount of cash dividends that may be paid on its Class A Common Stock. The Company may pay cash dividends on its Class A Common Stock in the future only if certain financial tests set forth in the Credit Facility, the Indenture and the Certificate of Designations are met and only if it fulfills its obligations to pay dividends to the holders of its Series A Preferred Stock.

Equity Compensation Plan Information

      The following table sets forth, as of December 31, 2002, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			Number of Shares
			Remaining Available
			for Future Issuance
	Number of Shares to be	Weight-Average	Under Equity
	Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(excluding
Plan Category	Warrants and Rights	Warrants and Rights	column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	7,466,190	$13.09	474,024
Equity Compensation Plans Not Approved by Stockholders	530,000	$14.99	1,470,000

Total	7,996,190		1,944,024

      The only equity compensation plan not approved by our stockholders is the 2002 Stock Incentive Plan. The Board of Directors approved the 2002 Stock Incentive Plan on March 1, 2002. The purpose of the 2002 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to the Company’s operations and reward them for making major contributions to the success of the Company. The aggregate number of shares of Class A Common Stock subject to the 2002 Stock Incentive Plan is 2,000,000, all of which may be granted as incentive stock options. In addition, no one person may receive options over more than 500,000 shares of Class A Common Stock in any one calendar year.

      The 2002 Stock Incentive Plan permits the Company to grant nonqualified stock options and incentive stock options (“ISOs”), as defined in Sections 422 of the Internal Revenue Code of 1986, as amended (the “Code”). No options may be granted under the 2002 Stock Incentive Plan after May 3, 2012.

      The Compensation Committee administers the 2002 Stock Incentive Plan. The Compensation Committee has full and exclusive power to interpret the 2002 Stock Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2002 Stock Incentive Plan as it may deem necessary or proper.

      Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2002, there were outstanding options to purchase a total of 530,000 shares of Class A Common Stock at exercise prices ranging from $14.62 to $16.60 per share under the 2002 Stock Incentive Plan. These options generally vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

Item 6.     Selected Consolidated Financial Data

      The selected consolidated historical financial data presented below has been derived from the audited consolidated financial statements of Cumulus Media Inc. as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The consolidated historical financial data of Cumulus Media Inc. are not comparable from year to year because of the acquisition and disposition of various radio stations by the Company during the periods covered. This data should be read in conjunction with the audited consolidated financial statements of Cumulus Media Inc. and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2002	2001	2000	1999	1998

Net revenues	$252,597	$202,087	$226,640	$180,230	$98,787
Station operating expenses excluding depreciation, amortization and LMA fees	159,766	142,357	192,065	133,539	72,154
Depreciation and amortization(3)	16,865	50,585	44,003	32,564	17,113
LMA fees	1,368	2,815	4,825	4,165	2,404
Corporate general and administrative expenses	13,710	15,180	18,232	8,204	5,607
Restructuring and impairment charges	(971)	6,781	16,226	—	—
Non cash stock compensation expense	171	—	—	—	—

Operating income (loss)	61,688	(15,631)	(48,711)	1,758	1,509
Net interest expense	(29,226)	(28,716)	(26,055)	(22,877)	(13,178)
Losses on early extinguishment of debt(4)	(9,115)	—	—	—	(1,837)
Other income (expense), net	1,957	10,300	73,280	627	(2)
Income tax benefit (expense)(3)	(76,357)	3,494	(812)	6,870	2,226

Loss before cumulative effect of a change in accounting principle	(51,053)	(30,553)	(2,298)	(13,622)	(11,282)
Cumulative effect of a change in accounting principle, net of tax	(41,700)	—	—	—	—

Net loss	(92,753)	(30,553)	(2,298)	(13,622)	(11,282)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium	27,314	17,743	14,875	23,790	13,591
Net loss attributable to common stockholders	$(120,067)	$(48,296)	$(17,173)	$(37,412)	$(24,873)
Basic and diluted loss per common share before the cumulative effect of a change in accounting principle	$(1.44)	$(1.37)	$(0.49)	$(1.50)	$(1.55)
Cumulative effect of a change in accounting principle	(0.76)	—	—	—	—

Basic and diluted loss per common share	$(2.20)	$(1.37)	$(0.49)	$(1.50)	$(1.55)
OTHER FINANCIAL DATA:
Station Operating Income(1)	$92,831	$59,730	$34,575	$46,691	$26,633
EBITDA(2)	79,121	44,550	16,343	38,487	21,026
Net cash provided by/(used in) operating activities	40,276	11,440	(14,565)	(13,644)	(4,653)
Net cash used in investing activities	(138,734)	(48,164)	(190,274)	(192,105)	(351,025)
Net cash (used in)/provided by financing activities	153,530	31,053	(3,763)	400,445	378,990
BALANCE SHEET DATA:
Total assets	$1,355,514	$965,317	$966,901	$914,888	$514,363
Long-term debt (including current portion)	420,262	320,018	285,228	285,247	222,767
Preferred stock subject to mandatory redemption	14,168	134,489	119,708	102,732	133,741
Stockholders’ equity	720,840	423,884	471,872	488,442	127,554

      (1) Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

      (2) EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non cash stock compensation expense and restructuring and impairment charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use EBITDA, as defined above, as one of the key measurements of operating efficiency, overall financial performance and profitability. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage employed by the business. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. EBITDA differs significantly from cash flows from operating activities. Cash flows from operating activities is net of interest and LMA fees paid and is a more comprehensive determination of periodic income on a cash basis. In contrast, EBITDA is derived from accrual basis income and is not adjusted for cash invested in working capital. Further, as EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of EBITDA to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

      (3) Effective January 1, 2002, the Company adopted SFAS No. 142, which had the impact of eliminating amortization expense related to goodwill and broadcast licenses. As a result, fiscal 2002 depreciation and amortization is not comparable to previous years. In addition and in connection with the elimination of amortization of the Company’s intangibles, the reversal of deferred tax liabilities relating to those assets could no longer be assured within the Company’s net operating loss carryforward period. Accordingly, a valuation allowance was established against the Company’s deferred tax assets, resulting in a $57.9 million non cash charge to tax expense during 2002. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the notes to the financial statements for a more complete explanation of the impact of the adoption of SFAS No. 142.

      (4) In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. The Company elected to early adopt SFAS No. 145 during the first quarter of 2002. Accordingly, the losses on extinguishments of debt during 2002 have been reflected as a component of the Company’s loss from continuing operations. Losses on extinguishments of debt previously recognized in 1998 and then recorded as an extraordinary loss have been reclassed to enhance the comparability of the Selected Consolidated Financial Data and to conform to the 2002 presentation.

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

Overview

      For the period from our inception through December 31, 2002, we have acquired or entered into local marketing, management and consulting agreements with radio stations throughout the United States and the Caribbean. The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements.

      As of December 31, 2002, we owned and operated 241 stations in 52 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements to 17 stations in 5 U.S. markets, pending FCC approval of the acquisition of these stations. We currently own five stations and have obtained a license to commence operations on one station in the Caribbean market. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States by net revenues, based on our 2002 pro forma net revenues. We will own and operate a total of 264 radio stations in 54 U.S. markets upon FCC approval and consummation of all pending acquisitions and divestitures (exclusive of new market move-in opportunities).

Advertising Revenue and Station Operating Income

      Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

      The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements resulted in immaterial operating income/(expense) during the years ended December 31, 2002, 2001 and 2000 of $(0.5) million, $0.1 million and $0.2 million, respectively. We continually seek to minimize our use of trade agreements.

      Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. During the years ended December 31, 2002, 2001 and 2000 approximately 85%, 88% and 89%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company.

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

      Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local market management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income. See the quantitative reconciliation of Station Operating Income to the accompanying financial statement that follows in this section.

Results of Operations

      Management’s discussion and analysis of results of operations for the years ended December 31, 2002, 2001 and 2000 have been presented on a historical basis. Additionally, for net revenue, operating expenses, and station operating income we have included management’s discussion and analysis of results of operations on a pro forma basis.

Year Ended December 31, 2002 Versus the Year Ended December 31, 2001

      Net Revenues. Net revenues increased $50.5 million, or 25.0%, to $252.6 million for the year ended December 31, 2002 from $202.1 million for the year ended December 31, 2001. This increase was primarily attributable to revenues associated with acquisitions completed in the first quarter of 2002 (approximately $37.7 million of the increase), revenues associated with stations operated under LMA agreements during the fourth quarter of 2002 (approximately $3.0 million of the increase), revenues associated with the Company’s Houston move-in station which was launched on January 1, 2002 ($1.7 million of the increase), combined with increases in year-to-date local and national revenues over the prior year period (approximately $8.1 million of the increase).

      In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $9.3 million or 4.7% to $208.2 million for the year ended December 31, 2002, compared to net revenues of $199.0 million for the year ended December 31, 2001. The increase in same station net revenue was primarily attributable to a 2.8% increase in same station local revenues and a 17.4% increase in same station national sales.

      Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $17.4 million, or 12.2%, to $159.8 million for the year ended December 31, 2002 from $142.4 million for the year ended December 31, 2001. This increase was primarily attributable to acquisitions completed in the first quarter of 2002, offset by a 2.5% decrease in expenses associated with stations operated since January 1, 2001. The provision for doubtful accounts was $2.6 million for the year ended December 31, 2002 as compared with $4.8 million for the year ended December 31, 2001. As a percentage of net revenues, the provision for doubtful accounts decreased to 1.0% for the year ended December 31, 2002, as compared with 2.4% for the year ended December 31, 2001. The decrease in the provision for doubtful accounts as a percentage of revenue reflects the significant improvements achieved by the Company as it relates to collections and bad debt experience.

      In addition, on a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees decreased $3.5 million, or 2.5%, to $133.9 million for the year ended December 31, 2002 compared to $137.4 million for the year ended December 31, 2001. The decrease in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to improved management control of costs of sales and other expense saving initiatives.

      Depreciation and Amortization. Depreciation and amortization decreased $33.7 million, or 66.7%, to $16.9 million for the year ended December 31, 2002 compared to $50.6 million for the year ended December 31, 2001. This decrease was primarily attributable to the current year elimination of amortization expense related to goodwill and broadcast licenses in connection with the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, partially offset by increases in depreciation expense related to acquisitions completed during the first quarter of 2002 (see the Cumulative Effect of a Change in Accounting Principle section below for further detail on the adoption of this statement).

      LMA Fees. LMA fees decreased $1.4 million, or 51.4%, to $1.4 million for the year ended December 31, 2002 from $2.8 million for the year ended December 31, 2001. This decrease was primarily attributable to the purchase of radio stations during the second half of 2001 and subsequent to December 31, 2001 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements. LMA fees incurred in the current year relate primarily to stations in Ft. Walton Beach, Florida and Macon, Georgia which were operated under the terms of local marketing agreements during the fourth quarter of 2002 ($0.9 million of current year expense).

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $1.5 million, or 9.7%, to $13.7 million for the year ended December 31, 2002 compared to $15.2 million for the year ended December 31, 2001. The decrease in corporate general and administrative expense for 2002 was primarily attributable to lower legal and professional fee expenses incurred in the current year, partially offset by nominal increases in staffing levels in the Company’s corporate office.

      Restructuring and Impairment Charges. Restructuring and impairment charges decreased by $7.8 million, to income of $1.0 million for the year ended December 31, 2002, compared to expense of $6.8 million for the year ended December 31, 2001. During 2002, the Company successfully negotiated and executed sublease agreements for a majority of its vacated corporate office space in Milwaukee and Chicago. As a result, during the third and fourth quarters of 2002, the Company reversed $1.0 million of the remaining restructuring liability related to lease obligations which is equal to the expected amount to be received under the various sublease agreements. The $1.0 million liability reversal has been presented in the Consolidated Statements of Operations as restructuring and impairment charges, consistent with the presentation of the original restructuring charge in the second quarter of 2000.

      During the quarter ended December 31, 2001, certain events and circumstances caused the Company to review the carrying amounts of the long-lived assets of its Caribbean operations. These events included the continued deterioration of the business climate in the English-speaking Caribbean, which has generated valuation declines of media-related enterprises in the area, and management’s determination that the Caribbean operations were not expected to generate the future cash flows that were projected in prior periods. Certain long-lived assets were determined to be impaired because the carrying amounts of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. The resulting impairment charges totaled $6.8 million, consisting of a $5.4 million charge to write off goodwill and the related broadcast license, and a $1.4 million charge to write down property and equipment. For the year ended December 31, 2001, net revenue and operating loss (prior to the impairment charge) of the Company’s Caribbean operations were $1.3 million and $0.9 million, respectively.

      Other Expense (Income). Interest Expense, Net. Interest expense, net of interest income, increased by $0.5 million, or 1.8%, to $29.2 million for the year ended December 31, 2002 compared to $28.7 million for the year ended December 31, 2001. In connection with the completion of certain acquisitions on March 28, 2002, the Company increased its variable rate bank loan borrowings to $287.5 million, as compared to $159.8 million as of December 31, 2001. However, due to decreasing variable interest rates realized by the Company during the current year, interest expense during the twelve months ended December 31, 2002 did not materially differ from the prior year.

      Losses on Early Extinguishment of Debt. For the year ended December 31, 2002, the Company recognized losses on the early extinguishment of debt of $9.1 million. These losses have been presented as a component of Nonoperating Income (Expense) in accordance with the Company’s early adoption of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The losses are the result of (1) the successful syndication and arrangement of a new $400.0 million credit facility on March 28, 2002 and the related retirement of the pre-existing credit facility and write-off of $6.3 million of previously capitalized debt issuance costs and (2) a $2.8 million loss on early extinguishment of debt resulting from the repurchase of $27.4 million of the Notes, consisting of $2.2 million of repurchase premium and a $0.6 million write-off of a portion of the related debt issuance costs.

      Other Income, Net. Other income, net, decreased to $2.0 million for the year ended December 31, 2002 compared to $10.3 million in the prior year. The current year income was primarily the result of gains realized on the sale of stations in 2002 ($5.4 million), offset by expenses incurred as a result of the remeasurement of the stock issuance portion of the Company’s liability under a settlement agreement related to certain class action lawsuits ($1.3 million), expenses incurred related to acquisitions that were not consummated ($1.5 million) and amounts due in connection with the stations previously sold ($0.7 million). The stock issuance portion of the settlement liability became fixed on May 20, 2002 when a stipulation of settlement agreement was approved by the court. Other Income, net, realized in the prior year, was primarily the result of gains realized on asset sales during the year (approximately $19.9 million), offset by a $9.6 million charge recorded by the Company in connection with a proposed settlement of certain class action lawsuits.

      Income Tax Expense (Benefit). Income tax expense increased by $79.9 million, to income tax expense of $76.4 million for the year ended December 31, 2002, compared to an income tax benefit of $3.5 million for the year ended December 31, 2001. Tax expense in the current year is comprised of (1) a $57.9 non cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets upon the adoption of SFAS No. 142 (see additional description below), and (2) $18.5 million of deferred tax expense recorded to establish valuation allowances against net operating loss carry-forwards generated during the year ended December 31, 2002.

      Upon the adoption of SFAS No. 142 on January 1, 2002, the Company’s broadcast licenses and goodwill are no longer amortized. In connection with the elimination of amortization of these intangibles for book purposes, the reversal of deferred tax liabilities relating to those assets could no longer be assured within the Company’s net operating loss carry-forward period. Accordingly, a valuation allowance was established against the Company’s deferred tax assets, net of deferred tax liabilities unrelated to broadcast licenses and goodwill, resulting in a $57.9 million non cash charge to tax expense during the first quarter of 2002.

      Cumulative Effect of a Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the Statement. The Company adopted the provisions of SFAS No. 142 on January 1, 2002 and, as required by the statement, conducted an evaluation of its intangible assets with indefinite lives during the first quarter of 2002. Based on the results of its evaluation, the Company recorded a non cash impairment charge to write down the carrying value of certain of its intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. This impairment loss has been recognized as a cumulative effect of a change in accounting principle, net of tax, in accordance with SFAS No. 142.

      Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, deemed dividends, accretion of discount and premium on redemption of preferred stock increased $9.6 million, or 53.9%, to $27.3 million for the year ended December 31, 2002 compared to $17.7 million for the year ended December 31, 2001. This increase was primarily the result of $15.0 million in redemption premiums paid in the third and fourth quarter of 2002 in connection with the Company’s repurchase of 120,321 shares of its Series A Preferred Stock. This increase was partially offset by lower accrued dividends in the current year attributable to fewer outstanding shares of the Series A Preferred Stock following the repurchases.

      Net Loss Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders increased $71.8 million, or 148.6%, to $120.1 million for the year ended December 31, 2002 compared to $48.3 million for the year ended December 31, 2001.

      Station Operating Income. As a result of the factors described above, Station Operating Income increased $33.1 million, or 55.4%, to $92.8 million for the year ended December 31, 2002 compared to $59.7 million for the year ended December 31, 2001. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Station Operating Income measures EBITDA (discussed below) before corporate general and administrative expenses and measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows in this section.

      EBITDA. As a result of the factors described above, EBITDA increased $34.6 million, or 77.6%, to $79.1 million for the year ended December 31, 2002 compared to $44.6 million for the year ended December 31, 2001. EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non cash stock compensation expense and restructuring and impairment charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use EBITDA, as defined above, as one of the key measurements of operating efficiency, overall financial performance and profitability. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage employed by the business. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. EBITDA differs significantly from cash flows from operating activities. Cash flows from operating activities is net of interest and LMA fees paid and is a more comprehensive determination of periodic income on a cash basis. In contrast, EBITDA is derived from accrual basis income and is not adjusted for cash invested in working capital. Further, as EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of EBITDA to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, below.

      The following table reconciles operating income (loss) from the accompanying consolidated statements of operations to EBITDA and Station Operating Income:

	Year Ended December 31,

	2002	2001

Operating income (loss)	$61,688	$(15,631)
Non cash compensation expense	171	—
Restructuring and impairment charges	(971)	6,781
LMA fees	1,368	2,815
Depreciation and amortization	16,865	50,585

EBITDA	$79,121	$44,550
Corporate general and administrative	13,710	15,180

Station Operating Income	$92,831	$59,730

      Intangible Assets. Intangible assets, net of amortization, were $1,117.8 million and $791.9 million as of December 31, 2002 and 2001, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the year ended December 31, 2002 is attributable to acquisitions during the year, less dispositions. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair values on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001, and 2000, the Company has recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

      Pro Forma — Year Ended December 31, 2002 Versus the Year Ended December 31, 2001

      The pro forma results for 2002 compared to 2001 presented below assume that the 258 radio stations in 54 markets owned or operated by the Company for any portion of 2002 were acquired effective January 1, 2001. The pro forma analysis presented below excludes (1) the performance of non-radio subsidiary Broadcast Software International, Inc., referred to as BSI, and (2) start-up operating expenses incurred in the Houston market during the fourth quarter of 2001, (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001

Net revenues	$269,785	$253,391
Station operating expenses excluding depreciation and amortization and LMA fees	170,102	169,861

Station Operating Income	$99,683	$83,530

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Twelve Months Ended December 31, 2002				Twelve Months Ended December 31, 2001

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net Revenue	$252,597	$17,188	(1)	$269,785	$202,087	$51,304	(3)	$253,391
Station operating expenses excluding depreciation and amortization and LMA fees	159,766	10,336	(2)	170,102	142,357	27,504	(4)	169,861

Station Operating Income(5)	$92,831	$6,852		$99,683	$59,730	$23,800		$83,530

(1)	Reflects the addition of revenues related to acquisitions completed in the first quarter of 2002 ($9.5 million) and pending station acquisitions operated under LMA agreements during the fourth quarter of 2002 (Ft. Walton Beach and Macon) ($9.7 million). This increase is offset by the elimination of revenues from divested markets or businesses ($0.2 million) and BSI ($1.8 million).

(2)	Reflects the addition of expenses related to acquisitions completed in the first quarter of 2002 ($5.7 million) and pending acquisitions operated under LMA agreements during the fourth quarter of 2002 (Ft. Walton Beach and Macon) ($6.5 million). Increase is offset by the elimination of operating expenses from divested markets or businesses ($0.3 million) and BSI ($1.7 million).

(3)	Reflects the addition of revenues related to acquisitions completed in the first quarter of 2002 ($42.6 million) and pending station acquisitions operated under LMA agreements during the fourth quarter of 2002 (Ft. Walton Beach and Macon) ($11.8 million). This increase is offset by the elimination of revenues from divested markets or businesses ($1.4 million) and BSI ($1.7 million).

(4)	Reflects the addition of expenses related to acquisitions completed in the first quarter of 2002 ($24.1 million) and pending acquisitions operated under LMA agreements during the fourth quarter of 2002 (Ft. Walton Beach and Macon) ($8.4 million). Increase is offset by the elimination of operating expenses from divested markets or businesses ($1.9 million), BSI ($2.3 million of decrease) and start-up operating expenses in Houston market ($0.8 million of decrease).

(5)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Station Operating Income measures EBITDA before corporate general and administrative expenses and measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the preceding quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

      Pro forma net revenues for the year ended December 31, 2002 increased 6.5% to $269.8 million from $253.4 million in the prior year. This increase was primarily attributable to current year strength in local and national advertising spending. Pro forma station operating expenses excluding depreciation, amortization and LMA fees for the year ended December 31, 2002 increased 0.1% to $170.1 million from $169.9 million for the year ended December 31, 2001. Pro forma expenses were substantially unchanged year over year due to management control of operating level expenses and cost savings initiatives.

     Year Ended December 31, 2001 Versus the Year Ended December 31, 2000

      Net Revenues. Net revenues decreased $24.6 million, or 10.8%, to $202.1 million for the year ended December 31, 2001 from $226.6 million for the year ended December 31, 2000. This decrease was primarily attributable to the disposition of radio stations during fiscal 2000 and the first quarter of 2001 (approximately $16.5 million of the decrease), lower sales volume associated with the Company’s implementation of stringent credit and collections policies and the current economic slowdown and tightening corporate advertising budgets (approximately $8.1 million of decrease), which has impacted the entire broadcast industry. The September 11, 2001 terrorist attacks in New York, New York, which significantly affected fourth quarter 2001 advertising sales, also contributed to the decrease in revenues versus the prior year.

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

      Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $49.7 million, or 25.9%, to $142.4 million for the year ended December 31, 2001 from $192.1 million for the year ended December 31, 2000. This decrease was primarily attributable to (1) a decrease in the station portfolio due to the disposition of radio stations during fiscal 2000 and 2001 (approximately $12.5 million of decrease), (2) expense reductions achieved as a result of improved management control of cost of sales and other operating expense saving initiatives (approximately $18.2 million of decrease) and (3) a $19.0 million decrease in the amount of bad debt expense recognized in 2001 versus 2000. The provision for doubtful accounts was $4.8 million for the year ended December 31, 2001 as compared with $23.8 million for the year ended December 31, 2000. As a percentage of net revenues, the provision for doubtful accounts decreased to 2.4% for the year ended December 31, 2001, as compared with 10.5% for the year ended December 31, 2000. The decrease in the provision for doubtful accounts as a percentage of revenue was the direct result of management’s implementation of stringent credit and collection policies that have yielded significantly lower levels of bad debt expense and accounts receivable write-off experience. The unusually high bad debt expense recorded in the prior year was primarily the result of the following factors: (1) the completion of the first and second phases of the asset exchange and sales transactions with Clear Channel Communications, and the coincidental loss of local employee incentive to enforce the collection of receivables in divested markets, (2) the detrimental effects of certain pre-existing credit and collection policies and sales employee compensation policies, (3) the significant turnover of management and sales force, including representatives who maintained relationships with trade debtors and had responsibility for ensuring collection of outstanding invoices, and (4) the overall declines in the U.S. economy.

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

      During June 2000 the Company implemented two separate Board-approved restructuring programs to (i) focus the Company’s operations on its core business, radio broadcasting, by terminating several Internet service pilot projects and Internet infrastructure development projects, and (ii) make the Company’s corporate infrastructure more efficient and responsive to our markets by relocating effective October 1, 2000, all corporate services that had been conducted in Milwaukee, Wisconsin and Chicago, Illinois to Atlanta, Georgia.

      Total costs incurred as a result of the restructuring programs were $9.3 million, which included severance and related charges associated with the reduction in force, charges related to vacating leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses.

      In connection with the continued strategic initiative to focus on its core radio business, the Company also conducted a review of certain non-radio operations during the fourth quarter of 2000. This strategic review triggered an impairment review of the long-lived assets of these operations, and it was determined that the carrying value of certain long-lived assets exceeded the projected undiscounted future net cash flows expected to be generated by such assets. The estimated future net cash flows were estimated based on present levels of sales volume, because the Company does not expect to devote significant funding to the development of products and services provided by these non-radio operations in the future. Accordingly, the Company recorded a $6.9 million impairment write-down consisting of the following: (i) a $5.1 million impairment charge to write off goodwill of Broadcast Software International, Inc., referred to as BSI, and (ii) a $1.8 million impairment charge to write off the net assets of its wholly owned subsidiary, The Advisory Board of Nevada. For the year ended December 31, 2000, net revenue and operating loss of BSI were $1.2 million and $5.7 million, respectively. For the year ended December 31, 2000, net revenue and operating loss of The Advisory Board of Nevada were $1.3 million and $0.5 million, respectively.

      Other Expense (Income). Interest Expense, Net. Interest expense, net of interest income, increased by $2.7 million, or 10.2%, to $28.7 million for the year ended December 31, 2001 compared to $26.1 million for the year ended December 31, 2000. This increase was primarily attributable to lower cash reserves and related decreases in interest income earned. The increase in the Company’s debt levels under its senior credit facility ($160.0 million as of December 31, 2001 versus $125.0 as of December 31, 2000) did not materially increase interest expense for the year ended December 31, 2001 due to decreasing interest rates on the respective outstanding debt amounts (5.2% effective interest rate as of December 31, 2001 versus 10.07% as of December 31, 2000).

      Other Income, Net. Other Income, net, decreased to $10.3 million for the year ended December 31, 2001 compared to $73.3 million in the prior year. Other Income, net, realized in the prior year, was primarily attributable to gains realized on the sale of assets. Other Income, net, realized in 2001 is primarily the result of gains realized on asset sales during the year (approximately $19.9 million), offset by a $9.6 million charge recorded by the Company in connection with a proposed settlement of certain class action lawsuits.

      Income Tax Expense (Benefit). Income tax expense decreased by $4.3 million, to an income tax benefit of $3.5 million for the year ended December 31, 2001, compared to income tax expense of $0.8 million for the year ended December 31, 2000. This decrease was primarily attributable to a larger loss before income taxes along with a $15.0 million book versus tax gain difference realized on assets sold in January 2001. The book versus tax gain difference contributed to a significantly lower effective tax rate for 2001.

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

      Station Operating Income. As a result of the factors described above, Station Operating Income increased $25.2 million, or 72.8%, to $59.7 million for the year ended December 31, 2001 compared to $34.6 million for the year ended December 31, 2000. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Station Operating Income measures EBITDA (discussed below) before corporate general and administrative expenses and measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows in this section.

      EBITDA. As a result of the factors described above, EBITDA increased $28.2 million, or 172.6%, to $44.6 million for the year ended December 31, 2001 compared to $16.3 million for the year ended December 31, 2000. EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non cash stock compensation and restructuring and impairment charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use EBITDA, as defined above, as one of the key measurements of operating efficiency, overall financial performance and profitability. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures because EBITDA is independent of the actual leverage employed by the business. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. EBITDA differs significantly from cash flows from operating activities. Cash flows from operating activities is net of interest and LMA fees paid and is a more comprehensive determination of periodic income on a cash basis. In contrast, EBITDA is derived from accrual basis income and is not adjusted for cash invested in working capital. Further, as EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of EBITDA to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, below.

      The following table reconciles operating income (loss) from the accompanying consolidated statements of operations to EBITDA and Station Operating Income:

	Year Ended December 31,

	2001	2000

Operating income (loss)	$(15,631)	$(48,711)
Non cash compensation expense	—	—
Restructuring and impairment charges	6,781	16,226
LMA fees	2,815	4,825
Depreciation and amortization	50,585	44,003

EBITDA	$44,550	$16,343
Corporate general and administrative	15,180	18,232

Station Operating Income	$59,730	$34,575

      Pro Forma — Year Ended December 31, 2001 Versus the Year Ended December 31, 2000

      The pro forma results for 2001 compared to 2000 presented below assume that the 221 radio stations in 45 markets owned or operated by the Company for any portion of 2001 were acquired effective January 1, 2000. The pro forma analysis presented below excludes 1) the performance of non-radio subsidiaries Advisory Board of Nevada, Inc. and BSI, 2) start-up operating expenses incurred in the Houston market during the fourth quarter of 2001, 3) the unusually high bad debt expense recorded by the Company for the year ended December 31, 2000, and 4) the results of the acquisitions of Aurora Communications, LLC and DBBC, L.L.C. in March 2002 and certain other pending acquisitions that were not operated by the Company during 2001 (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended	Year Ended
	December 31,	December 31,
	2001	2000

Net revenues	$199,472	$210,687
Station operating expenses excluding depreciation and amortization and LMA fees	137,635	155,160

Station Operating Income	$61,837	$55,527

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Twelve Months Ended December 31, 2001				Twelve Months Ended December 31, 2000

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net Revenue	$202,087	$(2,615	)(1)	$199,472	$226,640	$(15,953	)(3)	$210,687
Station operating expenses excluding depreciation and amortization and LMA fees	142,357	(4,722	)(2)	137,635	192,065	(36,905	)(4)	155,160

Station Operating Income(5)	$59,730	$2,107		$61,837	$34,575	$20,952		$55,527

(1)	Reflects elimination of revenues from divested markets or businesses ($1.0 million of decrease) and BSI ($1.6 million of decrease).

(2)	Reflects elimination of operating expenses from divested markets or businesses ($1.7 million of decrease), BSI ($2.2 million of decrease) and start-up operating expenses in Houston market ($0.8 million of decrease).

(3)	Reflects an increase in revenues for acquisitions offset by an elimination of revenues from divested markets or businesses ($14.0 million of decrease) and the elimination of revenue associated with BSI ($2.0 million of decrease).

(4)	Reflects the elimination of expenses from divested markets offset by an increase in expenses for acquisitions of businesses ($11.8 million of decrease), the elimination of an unusually high bad debt charge incurred in fiscal 2000 ($22.9 million of decrease) and the elimination of expenses associated with BSI ($2.2 million).

(5)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Station Operating Income measures EBITDA before corporate general and administrative expenses and measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the preceding quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Liquidity and Capital Resources

      Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, repurchases of our outstanding Series A Preferred Stock and Notes, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as the proceeds from offerings of our securities and borrowings under credit agreements. Our principal need for funds in the future is expected to include the need to fund future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under the existing Credit Facility, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs. See “— Risk Factors.”

      For the year ended December 31, 2002, net cash provided by operations increased $28.8 million, to $40.3 million, from $11.4 million for the year ended December 31, 2001. This increase was due primarily to increased operating income.

      For the year ended December 31, 2002, net cash used in investing activities increased $90.6 million, to $138.7 million, from $48.2 million for the year ended December 31, 2001. This increase was due primarily to an increase in acquisition activity during the current year.

      For the year ended December 31, 2002, net cash provided by financing activities increased $122.5 million, to $153.5 million, from $31.1 million during the year ended December 31, 2001. Net cash provided by financing activities in the current year was primarily the result of (1) net borrowings under the Company’s new credit facility entered into in March 2002 ($127.7 million) and (2) the proceeds of the Company’s offering of shares of its Class A Common Stock on May 22, 2002 ($199.2 million). Cash provided by financing activities was partially offset by (a) cash paid to repurchase 120,321 shares of our Series A Preferred Stock ($135.3 million), (b) cash paid to repurchase $27.4 million in aggregate principal of the Notes and (c) cash dividends paid on our Series A Preferred Stock ($11.8 million). Net cash provided by financing activities in the prior year was primarily the result of net borrowings under the Company’s credit facility.

      Historical Acquisitions. We completed the acquisition of 35 radio stations during the year ended December 31, 2002. Of the $348.2 million required to fund these acquisitions, $205.0 million was paid in the form of shares of Class A and Class B Common Stock, $4.1 million was paid in the form of warrants to purchase common stock, $132.4 million was funded in cash, $2.9 represented capitalizable acquisition costs and $3.8 million had been previously funded as escrow deposits on the pending acquisitions.

      Pending Acquisitions. As of December 31, 2002, the Company was a party to various agreements to acquire 19 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $76.9 million, of which $75.4 million would be paid in cash and $1.5 million would be paid in shares of the Company’s common stock. As of February 28, 2003, the Company was a party to agreements to acquire eight stations across seven markets. The February 28, 2003 pending acquisition station totals reflect the completion of the previously announced Ft. Walton Beach, Florida acquisition (five stations) and the Macon, Georgia acquisition (eight stations) in January 2003, as well as the addition of two pending station acquisitions negotiated during the first quarter of 2003. The aggregate purchase price of the pending acquisitions as of February 28, 2003 is expected to be approximately $19.9 million, of which $16.9 million would be paid in cash and $3.0 million would be paid in shares of the Company’s common stock. We intend to fund the cash portion of the pending acquisitions with cash on hand, cash flow from operations, the proceeds of our Credit Facility or future credit facilities, and other to-be-identified sources. As of December 31, 2002 and February 28, 2003, $1.9 million of escrow deposits were outstanding related to pending transactions. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could be liable for approximately $1.9 million in purchase price.

      We expect to consummate most of our pending acquisitions during 2003, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In three of the markets in which there are pending acquisitions petitions to deny have been filed against the Company’s FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon on the Company’s ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

      Dispositions. During 2002, the Company completed the sale of ten stations in three markets and received approximately $8.8 million in cash.

      Sources of Liquidity. We have historically financed our acquisitions primarily through the proceeds from debt and equity financings, the proceeds from asset divestitures and using cash generated from operations. We financed the cash components of our 2002 acquisitions primarily with proceeds of borrowings under our credit facility.

      On May 22, 2002, the Company completed an offering of shares of its Class A Common Stock. Of the 11,500,000 shares, 9,169,448 shares were offered by the Company and 830,552 shares were offered by certain stockholders of the Company. Simultaneous with the closing of the offering, the underwriters exercised their option to purchase an additional 1,380,000 shares from the Company and 120,000 shares from certain selling stockholders. The net proceeds of the offering to the Company, including the exercise of the underwriters’ option, totaled $199.2 million. The Company’s use of the proceeds of the offering have been to fund its pending acquisitions and for general corporate purposes, including the repayment of indebtedness and the repurchase of its Series A Preferred Stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

      The Credit Facility provides for aggregate principal borrowings of $400.0 million and consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $175.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. Upon closing of the Credit Facility, the Company drew down the seven-year term loan facility of $112.5 million and the eight-year term loan facility of $175.0 million in their entirety. Subsequent to December 31, 2002, the Company drew down $43.0 million from the seven-year revolving commitment. Proceeds from the revolver borrowing were used to complete the Ft. Walton Beach, Florida and Macon, Georgia acquisitions. As of December 31, 2002 and February 28, 2003, $287.5 million and $330.5 million was outstanding under the Credit Facility, respectively.

      The Company’s obligations under the Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except the capital stock of BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI, and are required to be guaranteed by any additional subsidiaries acquired by the Company.

      Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 4.25% as of December 31, 2002) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Facility, 1.44% as of December 31, 2002) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At December 31, 2002 the Company’s effective interest rate on loan amounts outstanding under the Credit

Facility was 4.44%. However, in March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300 million of its current floating rate bank borrowings for a three-year period. As a result, at March 28, 2003, the Company’s effective interest rate on loan amounts outstanding under the Credit Facility is 4.8%.

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

      The seven-year term loan borrowings are repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan is also repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $1.3 million in fiscal 2003, $1.8 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $123.8 million in fiscal 2009 and $41.1 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Facility agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.

      Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At December 31, 2002, the Company was in compliance with such financial and operating covenants.

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

      On September 24, 2002, the Company and its lenders under its credit facility entered into Amendment No. 1 and Waiver to the Credit Agreement dated as of March 28, 2002 (“Amendment No. 1”). Amendment No. 1 modified the terms of the credit agreement to allow the Company to exclude cash dividend payments, up to a limit of $4.5 million per quarter, associated with the Series A Preferred Stock from the calculation of the interest expense coverage ratio. This term modification was made effective for the fiscal quarter ended June 30, 2002 and continues through the fiscal quarter ended June 30, 2003. In September 2002, the Company determined that it was in technical default of the interest expense coverage ratio under its credit facility as of June 30, 2002, as a result of the early funding to its transfer agent of the second quarter cash dividend payment of $4.6 million. The Company funded its transfer agent on June 28, 2002 and dividends were distributed to stockholders of record on July 1, 2002. Amendment No. 1 granted the Company a waiver under its credit facility for any default arising from any non-compliance with the interest expense coverage ratio that may have occurred during the fiscal quarter ended June 30, 2002 or beyond in the absence of the amendment.

      The Indenture and the Certificates of Designation limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to up to a maximum of $150.0 million. As of December 31, 2002, we are restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificates of Designation. Under the Indenture and Certificates of Designation, as of December 31, 2002, we would be permitted to incur approximately $178.9 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the $150.0 million maximum basket included in the Indenture referred to above.

      We have issued $160.0 million in aggregate principal amount of our Notes. The Notes are general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the Notes is payable semi-annually in arrears.

      During the fourth quarter of 2002, the Company completed the repurchase of $27.4 million in aggregate principal of its Notes for $29.6 million, including repurchase premiums. Subsequent to December 31, 2002 and during the month of January 2003, the Company repurchased an additional $30.1 million in aggregate principal of the Notes for $32.5 million, including repurchase premiums. The Company’s outstanding Notes balance at December 31, 2002 was $132.6 million.

      We issued $125.0 million of our Series A Preferred Stock in connection with our initial public offering on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. From July 1, 1998 until March 31, 2002, we issued an additional $54.8 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for (1) a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999, (2) a $4.6 million cash dividend paid on April 2, 2002 to holders of record on March 15, 2002 for the period commencing January 1, 2002 and ending March 31, 2002, (3) a $4.6 million cash dividend paid on June 28, 2002 to holders of record on June 14, 2002 for the period commencing April 1, 2002 and ending June 30, 2002, (4) a $2.6 million cash dividend paid on October 1, 2002 to holders of record on September 15, 2002 for the period commencing on July 1, 2002 and ending September 30, 2002, and (5) a $0.5 million cash dividend paid on January 2, 2003 to holders of record on December 15, 2002 for the period commencing on October 1, 2002 and ending December 31, 2002.

      The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends.

      During the third and fourth quarter of 2002, the Company negotiated and completed the repurchase of 120,321 shares of its Series A Preferred Stock for $135.3 million in cash. A redemption premium of $15.0 million associated with the repurchases has been included as a component of preferred stock dividends, deemed dividends, accretion of discount and redemption premiums in the accompanying Consolidated Statements of Operations. The Company’s Series A Preferred Stock balance as of December 31, 2002 totaled $14.2 million.

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

      We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience and trends. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectibility. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Although management believes that the allowance for doubtful accounts is the Company’s best estimate of amount of probable credit losses, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of the Company’s deferred tax liabilities relating to those intangible assets is no longer assured within the Company’s net operating loss carry-forward period. As a result, the Company determined it was necessary to establish a valuation allowance against its deferred tax assets and recorded a $57.9 million non cash charge to income tax expense for the three months ended March 31, 2002. The Company has also recorded additional deferred tax expense of $18.5 million to establish a valuation allowance against net operating loss carry-forwards generated during the twelve months ended December 31, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Should the Company determine that it would be able to realize all or part of its net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.

      The Company has significant intangible assets recorded in its accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill assets acquired through the acquisition of radio stations. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and other Intangible Assets,” that requires that goodwill and certain intangible assets will not be amortized. Instead, these assets will be reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The fair value of these assets is dependent upon the performance of our stations. In assessing the recoverability of our indefinite lived intangible assets, we must conduct annual impairment testing required by SFAS No. 142, which could result in our being required to write down the carrying value of our broadcasting licenses and goodwill in future periods. We completed the transitional intangible assets with indefinite lives impairment test for broadcast licenses and recorded to the statement of operations, a $57.9 million impairment charge, net of deferred tax benefit of $41.7 million, under the cumulative effect of a change in accounting principle for the year ended December 31, 2002. We also completed the transitional impairment test of goodwill and determined that the carrying amount for each of our reporting units did not exceed the fair value and, as such, did not record a goodwill impairment charge. As of December 31, 2002, we had recorded $1,117.8 million in intangible assets, which represented approximately 82% of our total assets.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002 (dollars in thousands):

Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$420,262	$5,558	$38,721	$48,574	$327,409
Acquisition obligations	75,410	75,410	—	—	—
Operating leases	36,424	7,001	10,970	8,258	10,195
Other operating contracts	7,638	6,215	1,423	—	—

Total Contractual Cash Obligations	$539,734	$94,184	$51,114	$56,832	$337,604

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years

Letter of Credit(1)	$416	$416	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

Intangibles

      As of December 31, 2002, approximately 82% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.

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

Risks Related to Our Business

We operate in a very competitive business environment.

      Radio broadcasting is a highly competitive business. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other media, such as newspapers, magazines, cable and broadcast television, outdoor advertising, the Internet and direct mail. In addition, many of our stations compete with groups of two or more radio stations operated by a single operator in the same market.

      Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could have a lower broadcast cash flow, if:

•	another radio station in the market were to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;

•	a new station were to adopt a competitive format; or

•	an existing competitor were to strengthen its operations.

      The Telecom Act allows for the consolidation of ownership of radio broadcasting stations in the markets in which we operate or may operate in the future. Some competing consolidated owners may be larger and have substantially more financial and other resources than we do. In addition, increased consolidation in our target markets may result in greater competition for acquisition properties and a corresponding increase in purchase prices paid for these properties by us.

We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.

      The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies and services are being developed or introduced, including:

•	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low-power FM radio, which could result in additional FM radio broadcast outlets.

      We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

We face many unpredictable business risks that could have a material adverse effect on our future operations.

      Our future operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry, that could have a material adverse effect on our business. These include:

•	changing economic conditions, both generally and relative to the radio broadcasting industry in particular;

•	shifts in population, listenership, demographics or audience tastes;

•	the level of competition from existing or future technologies for advertising revenues, including, but not limited to, other radio stations, satellite radio, television stations, newspapers, the Internet, and other entertainment and communications media; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies, including the U.S. Department of Justice, the Federal Trade Commission and the FCC.

      Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these risks will have on our future operations.

There are risks associated with our acquisition strategy.

      We intend to continue to grow through internal expansion and by acquiring radio station clusters and individual radio stations primarily in mid-size markets. We cannot predict whether we will be successful in pursuing these acquisitions or what the consequences of these acquisitions would be. Consummation of our pending acquisitions and any acquisitions in the future are subject to various conditions, such as compliance with FCC and antitrust regulatory requirements. The FCC requirements include:

•	approval of license assignments and transfers;

•	limits on the number of stations a broadcaster may own in a given local market; and

•	other rules or policies, such as the ownership attribution rules, that could limit our ability to acquire stations in certain markets where one or more of our stockholders has other media interests.

      The antitrust regulatory requirements include:

•	filing with the U.S. Department of Justice and the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, referred to as the HSR Act, where applicable;

•	expiration or termination of the waiting period under the HSR Act; and

•	possible review by the U.S. Department of Justice or the Federal Trade Commission of antitrust issues under the HSR Act or otherwise.

      We cannot be certain that any of these conditions will be satisfied. In addition, the FCC has asserted the authority to review levels of local radio market concentration as part of its acquisition approval process, even where proposed assignments would comply with the numerical limits on local radio station ownership in the FCC’s rules and the Communications Act of 1934, referred to as the Communications Act.

      Our acquisition strategy involves numerous other risks, including risks associated with:

•	identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

•	integrating operations and systems and managing a large and geographically diverse group of stations;

•	diverting management’s attention from other business concerns;

•	potentially losing key employees at acquired stations; and

•	the diminishing number of properties available for sale in mid-size markets.

      We cannot be certain that we will be able to successfully integrate our acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. We cannot assure you that our debt agreements will permit the necessary additional financing or that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management.

Because a significant portion of our total assets is represented by intangible assets and goodwill that is subject to mandatory, annual impairment evaluations, we have written off, and could in the future be required to write off, a significant portion of these assets, which may adversely affect our financial condition and results of operations.

      We have acquired businesses that have been accounted for using the purchase method of accounting. A portion of the purchase prices for these businesses was allocated to identifiable tangible and intangible assets, principally FCC broadcast licenses, based on estimated fair values at the dates of the acquisitions. Any excess purchase price was allocated to goodwill. Prior to January 1, 2002, the cost of FCC broadcast licenses and goodwill was amortized using the straight-line method over an estimated useful life of 25 years. Effective January 1, 2002, upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, FCC broadcast licenses and goodwill are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. At December 31, 2001, we had recorded, as unamortized values, $632.2 million of FCC broadcast licenses and $156.9 million of goodwill. As required by the transition provisions of SFAS No. 142, we compared the estimated fair values of our FCC broadcast licenses to the book values by market and, as a result of the comparison, took a charge in the first quarter of 2002 of $41.7 million, net of taxes. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. Based on the results of its first step test, we were not required to perform the second step test on any of our reporting units. However, there can be no assurance that there will not be further adjustments for impairment in future periods.

      In connection with the elimination of amortization of the cost of our broadcast licenses for financial reporting purposes upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. As a result, we determined it was necessary to establish a valuation allowance against our deferred tax assets and we recorded a $57.9 million non-cash charge to income tax expense during the first quarter of 2002. In addition to this change, we established a valuation allowance of $7.3 million against deferred tax assets created when certain broadcast licenses were written down as a result of the transitional impairment test for broadcast licenses upon the adoption of SFAS No. 142. The Company has also recorded additional deferred tax expense of $8.4 million to establish a valuation allowance against net operating loss carry-forwards generated during the year ended December 31, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Our management has determined that it is more likely than not that we will realize the benefit of our deferred tax assets, net of the existing valuation allowances, at December 31, 2002.

Our ability to generate revenue could be affected by economic recession.

      We derive substantially all of our revenue from the sale of advertising time on our radio stations. Generally, advertising tends to decline during economic recessions or downturns. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions.

      A continued recession, or a downturn in the U.S. economy, or in the economy of any individual geographic market in which we own or operate stations, could have a significant effect on our financial condition or results of operations.

We are dependent on key personnel.

      Our business is managed by a small number of key management and operating personnel, and our loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to expand, train and manage our employee base. We have entered into employment agreements with some of our key management personnel that include provisions restricting their ability to compete with us under specified circumstances.

      We also employ several on-air personalities with large loyal audiences in their individual markets. The loss of one of these personalities could result in a short-term loss of audience share in that particular market.

The broadcasting industry is subject to extensive and changing Federal regulation.

      The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will approve our future renewal applications or that the renewals will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on us.

      We must also comply with the extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some radio stations. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, the signals transmitted by our radio stations could be impaired by other radio stations, which could have a material adverse effect on us. Moreover, these FCC regulations and others may change over time and we cannot assure you that those changes would not have a material adverse effect on us.

We are required to obtain prior FCC approval for each radio station acquisition.

      The consummation of radio station acquisitions requires prior approval of the FCC with respect to the transfer of control or assignment of the broadcast licenses of the acquired stations. The FCC could prohibit or require the restructuring of our future acquisitions, or could propose changes in its existing rules that may reduce the number of stations that we would be permitted to acquire in some markets. In addition, where acquisitions would result in certain local radio advertising revenue concentration thresholds being met, the FCC staff has a policy of reviewing applications for proposed radio station acquisitions with respect to local market concentration concerns, and specifically invites public comment on these applications. This policy may help trigger petitions to deny and informal objections against FCC applications for our pending acquisitions and future acquisitions, as well as FCC staff requests for additional information. There can be no assurance that the FCC will approve potential future acquisitions.

Risks Related to Our Indebtedness

We have substantial indebtedness that could have a material adverse effect on us.

      As of December 31, 2002, and after giving effect to the completion of our recent acquisitions of Aurora Communications and the broadcasting operations of DBBC, and the related refinancings, our long-term debt was $420.3 million, representing approximately 58.3% of our stockholders’ equity. Our debt agreements, and the terms of our outstanding preferred stock, have interest and principal repayment and redemption obligations that are substantial in amount and would have a substantial impact on our stockholders.

      The level of our indebtedness could have several important consequences to you. You should note that:

•	a substantial portion of our cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

•	certain of our borrowings are, and will be, at variable rates of interest, which will expose us to the risk of increased interest rates;

•	our leveraged position and the covenants contained in our debt agreements and the terms of our outstanding preferred stock could limit our ability to compete, expand or make capital improvements; and

•	our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

Our ability to fulfill our debt obligations could be adversely affected by many factors.

      Our ability to repay our debt obligations will depend upon our future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, technological, legislative and regulatory factors, many of which are beyond our control. We cannot be certain that our operating results, cash flow and capital resources will be sufficient to repay our debt and other obligations in the future. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and may be required to:

•	reduce or delay planned acquisitions, expansions and capital expenditures;

•	sell material assets or operations;

•	obtain additional equity capital; or

•	restructure our debt.

      If liquidity problems require us to take any of these actions, we cannot provide you any assurance as to: (1) the timing of any sales or the proceeds that we could realize from these sales, (2) our ability to obtain additional equity capital or successfully complete a restructuring of our debt, or (3) whether these sales, additional equity capital or restructuring of debt could be effected on terms satisfactory to us or at all.

Our debt agreements and the terms of our preferred stock impose significant restrictions on us.

      Our debt agreements, and the terms of our outstanding preferred stock, restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends, make particular types of investments or make other restricted payments;

•	enter into some types of transactions with affiliates;

•	merge or consolidate with any other person; or

•	sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

      In addition, our debt agreements also restrict our ability to incur liens or to sell some assets. Our credit facility also requires us to maintain specified financial ratios and to satisfy certain financial condition tests. Our ability to meet those financial ratios and financial condition tests can be affected by events beyond our control, and we cannot be sure that we will maintain those ratios or meet those tests. A breach of any of these restrictions could result in a default under our debt agreements. Our lenders have taken security interests in substantially all of our consolidated assets, and we have pledged the stock of our subsidiaries to secure the debt under our credit facility. If an event of default under our credit facility occurs, our credit facility lenders could declare all amounts outstanding, including accrued interest, immediately due and payable. If we could not repay those amounts, those lenders could proceed against the collateral pledged to them to secure that indebtedness. If our credit facility indebtedness were accelerated, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness. Our ability to comply with the restrictions and covenants in our debt agreements will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. If we fail to comply with the restrictions and covenants in our existing debt agreements, the holders of our debt could declare all amounts owed to them immediately due and payable.

Risks Related to Our Class A Common Stock

The public market for our Class A Common Stock may be volatile.

      We cannot assure you that the market price of our Class A Common Stock will not decline, and the market price could be subject to wide fluctuations in response to such factors as:

•	conditions and trends in the radio broadcasting industry;

•	actual or anticipated variations in our quarterly operating results, including audience share ratings and financial results;

•	changes in financial estimates by securities analysts;

•	technological innovations;

•	competitive developments;

•	adoption of new accounting standards affecting companies in general or affecting companies in the radio broadcasting industry in particular; and

•	general market conditions and other factors.

      Further, the stock markets, and in particular the NASDAQ National Market, on which our Class A Common Stock is listed, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology and media companies and have often been unrelated or disproportionate to the operating performance of such companies. In addition, general economic, political and market conditions such as recessions, interest rate movements or international currency fluctuations, may adversely affect the market price of our Class A Common Stock.

Certain stockholders control or have the ability to exert significant influence over the voting power of our capital stock.

      As of February 28, 2002, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, John W. Dickey, our Executive Vice President, together with DBBC, L.L.C., one of our stockholders that is principally controlled by Messrs. L. Dickey, J. Dickey and other members of their family, collectively own 4,463,409 shares, or approximately 9.0%, of our outstanding Class A Common Stock, and 2,050,060 shares, or 100.0%, of our outstanding Class C Common Stock, which collectively represent approximately 34.8% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management. The interests of these stockholders may differ from the interests of our other stockholders.

      As of February 28, 2002, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, BancAmerica Capital Investors SBIC I, L.P., referred to as BACI, together own 840,250 shares, or 1.7%, of our Class A Common Stock and 10,924,335 shares, or 82.4%, of our nonvoting Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds presently exercisable options to purchase 105,000 shares of our Class A Common Stock, and BACI also holds a warrant to purchase 706,424 shares of our Class A Common Stock or Class B Common Stock. Assuming that those options were exercised for shares of Class A Common Stock and the warrant was exercised for shares of Class A Common Stock, and giving effect to the conversion into shares of Class A Common Stock of all shares of Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 20.4% of the total voting power of our common stock. BA Capital and BACI are both affiliates of Bank of America Corporation. Robert H. Sheridan, III, one of our directors, is a senior vice president and managing director with an economic interest in the general partners of both BA Capital and BACI. BA Capital has the right to designate one member of our board and Mr. Sheridan currently serves on our board as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      At December 31, 2002, approximately 68% of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2002 average interest rate under these borrowings, it is estimated that the Company’s 2002 interest expense and net income would have changed by $2.6 million.

      During fiscal 2002, we did not employ derivative agreements to manage interest rate fluctuations. However, in March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce the Company’s exposure to interest rate fluctuations and was not entered into for speculative purposes.

      In the event of an adverse change in interest rates, management would likely take actions, in addition to the interest rate swap agreement discussed above, to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Foreign Currency Risk

      As a result of the 1997 acquisition of Caribbean Communications Company Ltd., (“CCC”), the Company has operations in five countries throughout the English-speaking Eastern Caribbean. All foreign operations are measured in their local currencies. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

      The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations generated net income of less than $0.1 million for the year ended December 31, 2002.

      It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 2002 by an amount less than $0.1 million.

Item 8.     Financial Statements and Supplementary Data

      The information in response to this item is included in the Company’s consolidated financial statements, together with the report thereon of KPMG LLP, beginning on page F-1 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is incorporated by reference to the information set forth under the caption “Members of the Board of Directors” in our definitive proxy statement for the 2003 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding executive officers of the Company is contained in Part I of this report.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2003 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

      The required information regarding equity compensation plans of the Company is contained in Part II of this report. The remaining information required by this item is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2003 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2003 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 14.     Controls and Procedures

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

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. Index to Financial Statements

      2. Report of Independent Accountants

      3. Financial Statements and Financial Statement Schedule

      The Financial Statements and Financial Statement Schedule listed in the index to the Consolidated Financial Statements of Cumulus Media Inc. that appear on page F-1 of this Report on Form 10-K are filed as a part of this report.

      4. Exhibits

      The exhibits to this Report on Form 10-K are listed under item 15(c) below.

      (b) Reports on Form 8-K:

      None.

      (c) Exhibits:

3.1	—	Amended and Restated Certificate of Incorporation, including Certificates of Designations for the 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 and the 12% Series B Cumulative Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed on August 2, 2002).
3.2	—	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed on August 2, 2002).
3.3	—	Memorandum of Association of Radio Five Limited (incorporated herein by reference to Exhibit 3.10 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.4	—	Articles of Association of Radio Five Limited (incorporated herein by reference to Exhibit 3.11 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.5	—	Memorandum of Association of Caribbean Communications Company Limited (incorporated herein by reference to Exhibit 3.12 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.6	—	Articles of Association of Caribbean Communications Company Limited (incorporated herein by reference to Exhibit 3.13 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.7	—	Articles of Incorporation of Cumulus Broadcasting, Inc. (incorporated herein by reference to Exhibit 3.18 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.8	—	Bylaws of Cumulus Broadcasting, Inc. (incorporated herein by reference to Exhibit 3.19 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.9	—	Articles of Incorporation of Cumulus Licensing Corp. (incorporated herein by reference to Exhibit 3.20 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
3.10	—	Bylaws of Cumulus Licensing Corp. (incorporated herein by reference to Exhibit 3.21 of the registration statement on Form S-1, on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
4.1	—	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed on August 2, 2002).
4.2	—	Voting Agreement, dates as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the shareholders named therein (incorporated herein by reference to the quarterly report on Form 10-Q for the period ended September 30, 2001)
4.3	—	Form of Indenture dated July 1, 1998 between Cumulus Media Inc. and Firstar Bank of Minnesota, N.A., as Trustee (incorporated herein by reference to Exhibit 10.4 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))

4.4	—	Form of Exchange Debenture Indenture between Cumulus Media Inc. and U.S. Bank Trust National Association, as Trustee (incorporated herein by reference to Exhibit 10.5 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.1	—	Services Agreement dated March 23, 1998 between Stratford Research, Inc. and Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.13 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.2	—	Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.3	—	Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849))
10.4	—	Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542))
10.5	—	Cumulus Media Inc. 1999 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542))
10.6	—	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538))
10.7	—	Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the period ended September 30, 2001, filed on November 14, 2001.)
10.8	—	Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of the quarterly report on Form 10-Q for the period ended September 30, 2001.)
10.9	—	Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of the quarterly report on Form 10-Q for the period ended September 30, 2001.)
10.10	—	Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of the quarterly report on Form 10-Q for the period ended September 30, 2001.)
10.11	—	Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 to the quarterly report on Form 10-Q for the period ended September 30, 2001.)
10.12	—	Promissory Note, dated as of February 2, 2000, made by Richard W. Weening in favor of Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.20 of the annual report on Form 10-K for the year ended December 31, 2001.)
10.13	—	Promissory Note, dated as of February 2, 2000, made by Lewis W. Dickey, Jr., in favor of Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.21 of the annual report on Form 10-K for the year ended December 31, 2001.)
10.14	—	Acquisition Agreement, dated as of November 18, 2001, by and among Cumulus Media Inc., Aurora Communications, LLC and other parties identified therein, as amended on January 23, 2002 (incorporated herein by reference to Exhibit 2.1 to the current report on Form 8-K filed on February 7, 2002)
10.15	—	Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 to the current report on Form 8-K, filed on February 7, 2002)
10.16*	—	Common Stock Purchase Warrant, issued to BancAmerica Capital Investors SBIC I, L.P., dated March 28, 2002.

10.17	—	Agreement and Plan of Merger, dated as of December 14, 2001, by and among Cumulus Media Inc., DBBC, L.L.C. and the other parties identified therein (incorporated herein by reference to Exhibit 2.3 to the current report on Form 8-K, filed on February 7, 2002)
10.18*	—	Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C.
10.19	—	Credit Agreement, dated as of March 28, 2002, among Cumulus Media Inc., the lenders party thereto and JPMorgan Chase Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the period ended March 31, 2002).
10.20	—	Amendment No. 1 and Waiver, dated as of September 24, 2002 to the Credit Agreement, dated as of March 28, 2002 (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the period ended September 30, 2002).
21.1*	—	Subsidiaries of the Company
23.1*	—	Consent of KPMG LLP
99.1*	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2003.

CUMULUS MEDIA INC.

By	/s/ MARTIN GAUSVIK

Martin Gausvik
Executive Vice President, Treasurer
and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEWIS W. DICKEY, JR. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 31, 2003

/s/ MARTIN GAUSVIK Martin Gausvik	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ RALPH B. EVERETT Ralph B. Everett	Director	March 31, 2003

/s/ HOLCOMBE T. GREEN, JR. Holcombe T. Green, Jr.	Director	March 31, 2003

/s/ ERIC P. ROBISON Eric P. Robison	Director	March 31, 2003

/s/ ROBERT H. SHERIDAN, III Robert H. Sheridan, III	Director	March 31, 2003

CERTIFICATIONS

I, Lewis W. Dickey, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of Cumulus Media Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LEWIS W. DICKEY, JR.

Lewis W. Dickey, Jr.
Chairman, President and Chief Executive Officer

Date: March 31, 2003

I, Martin R. Gausvik, certify that:

      1. I have reviewed this annual report on Form 10-K of Cumulus Media Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MARTIN R. GAUSVIK

Martin R. Gausvik
Executive Vice President, Treasurer and
Chief Financial Officer

Date: March 31, 2003

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Page in This
Report

(1)Financial Statements
Independent Auditors’ Report	F-2
Consolidated Balance Sheets at December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7
(2)Financial Statement Schedule
Schedule II: Valuation and Qualifying Accounts	S-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Cumulus Media Inc.:

      We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

/s/ KPMG LLP

Chicago, Illinois

February 14, 2003

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(Dollars in thousands, except for share and per share data)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$60,380	$5,308
Restricted cash	13,000	13,000
Accounts receivable, less allowance for doubtful accounts of $2,337 and $2,633 respectively	47,367	34,394
Prepaid expenses and other current assets	9,525	6,656
Deferred tax assets	1,156	6,689

Total current assets	131,428	66,047
Property and equipment, net	92,064	82,974
Goodwill and intangible assets, net	1,117,842	791,863
Other assets	14,180	24,433

Total assets	$1,355,514	$965,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$45,165	$50,271
Current portion of long-term debt	5,558	770
Other current liabilities	458	808

Total current liabilities	51,181	51,849
Long-term debt	414,704	319,248
Other liabilities	1,941	2,984
Deferred income taxes	152,680	32,863

Total liabilities	620,506	406,944

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 14,168 and 130,020 shares issued and outstanding, respectively	14,168	134,489

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 14,168 and 130,020 shares of Series A

Cumulative Exchangeable Redeemable Preferred Stock issued and outstanding, respectively	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 48,843,191 and 28,505,887 shares issued; 48,843,191 and 27,735,887 shares outstanding, respectively	488	285
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 13,244,954 and 5,914,343 shares issued and outstanding, respectively	132	59
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 and 1,529,277 shares issued and outstanding, respectively	6	15
Additional paid-in-capital	884,284	504,259
Accumulated deficit	(154,086)	(61,333)
Issued Class A common stock held in escrow; 0 and 770,000 shares, respectively	—	(9,417)
Loans to officers	(9,984)	(9,984)

Total stockholders’ equity	720,840	423,884

Total liabilities and stockholders’ equity	$1,355,514	$965,317

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except for share and per share data)

	2002	2001	2000

Revenues	$278,320	$222,185	$246,244
Less: agency commissions	(25,723)	(20,098)	(19,604)

Net revenues	252,597	202,087	226,640
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $2,596, $4,793 and $23,751 respectively)	159,766	142,357	192,065
Depreciation and amortization	16,865	50,585	44,003
LMA fees	1,368	2,815	4,825
Corporate general and administrative (excluding non cash stock compensation expense of $171, $0 and $0, respectively)	13,710	15,180	18,232
Restructuring and impairment charges	(971)	6,781	16,226
Non cash stock compensation expense	171	—	—

Total operating expenses	190,909	217,718	275,351
Operating income (loss)	61,688	(15,631)	(48,711)

Nonoperating income (expense):
Interest expense	(31,705)	(30,876)	(32,771)
Interest income	2,479	2,160	6,716
Losses on early extinguishment of debt	(9,115)	—	—
Other income, net	1,957	10,300	73,280

Total nonoperating income (expense), net	(36,384)	(18,416)	47,225

Income (loss) before income taxes	25,304	(34,047)	(1,486)
Income tax benefit (expense)	(76,357)	3,494	(812)

Income (loss) before the cumulative effect of a change in accounting principle	(51,053)	(30,553)	(2,298)
Cumulative effect of a change in accounting principle, net of tax	(41,700)	—	—

Net loss	(92,753)	(30,553)	(2,298)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	27,314	17,743	14,875

Net loss attributable to common stockholders	$(120,067)	$(48,296)	$(17,173)

Basic and diluted loss per common share:
Basic and diluted loss per common share before the cumulative effect of a change in accounting principle	$(1.44)	$(1.37)	$(0.49)
Cumulative effect of a change in accounting principle	(0.76)	—	—

Basic and diluted loss per common share	$(2.20)	$(1.37)	$(0.49)

Weighted average common shares outstanding	54,466,801	35,169,899	35,138,650

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except for share data)

	Class A		Class B		Class C
	Common Stock		Common Stock		Common Stock				Issued Class A
							Additional		Common		Total
	Number of	Par	Number of	Par	Number of	Par	Paid-In	Accumulated	Stock Held in	Loans to	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Escrow	Officers	Equity

Balance at January 1, 2000	26,052,393	$261	6,629,343	$66	2,151,277	$21	$516,576	$(28,482)	$—	$—	$488,442

Issuance of common stock	17,674	—	—	—	—	—	252	—	—	—	252
Preferred stock dividends	—	—	—	—	—	—	(14,875)	—	—	—	(14,875)
Common stock offering costs	—	—	—	—	—	—	(381)	—	—	—	(381)
Share exchange	2,250,000	22	(2,150,000)	(21)	(100,000)	(1)	—	—	—	—	—
Issuance of common stock in acquisition	14,000	—	—	—	—	—	732	—	—	—	732
Loans to officers for common stock	—	—	—	—	256,000	3	9,981	—	—	(9,984)	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(2,298)	—	—	(2,298)

Balance at December 31, 2000	28,334,067	$283	4,479,343	$45	2,307,277	$23	$512,285	$(30,780)	$—	$(9,984)	471,872

Issuance of common stock	58,820	—	—	—	—	—	212	—	—	—	212
Preferred stock dividends	—	—	—	—	—	—	(17,647)	—	—	—	(17,647)
Share exchange	(657,000)	(6)	1,435,000	14	(778,000)	(8)	—	—	—	—	—
Issuance of common stock held in escrow	770,000	8	—	—	—	—	9,409	—	(9,417)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(30,553)	—	—	(30,553)

Balance at December 31, 2001	28,505,887	$285	5,914,343	$59	1,529,277	$15	$504,259	$(61,333)	$(9,417)	$(9,984)	423,884

Issuance of common stock	833,249	8	—	—	—	—	4,750	—	—	—	4,758
Proceeds from secondary offering	10,549,448	105	—	—	—	—	208,246	—	—	—	208,351
Proceeds from warrant exercises	369,630	4	—	—	—	—	4,287	—	—	—	4,291
Non cash stock compensation expense	—	—	—	—	—	—	171	—	—	—	171
Preferred stock dividends	—	—	—	—	—	—	(27,314)	—	—	—	(27,314)
Common stock offering costs	—	—	—	—	—	—	(9,642)	—	—	—	(9,642)
Share exchange	2,498,134	25	(1,613,728)	(16)	(884,406)	(9)	—	—	—	—	—
Issuance of common stock and warrants in acquisitions	6,856,843	69	8,944,339	89	—	—	208,936	—	—	—	209,094
Return of previously issued common stock held in escrow to the Company	(770,000)	(8)	—	—	—	—	(9,409)	—	9,417	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	(92,753)	—	—	(92,753)

Balance at December 31, 2002	48,843,191	$488	13,244,954	$132	644,871	$6	$884,284	$(154,086)	$—	$(9,984)	$720,840

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(92,753)	$(30,553)	$(2,298)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	41,700	—	—
Write-off of debt issuance costs	6,928	—	—
Depreciation	15,947	14,860	13,178
Amortization of goodwill and intangible assets	918	35,725	30,825
Amortization of deferred finance costs	1,408	2,171	1,767
Provision for doubtful accounts	2,596	4,793	23,751
Gain on sale of stations	(5,400)	(18,509)	(75,553)
Stock issuance portion of litigation settlement	1,325	3,833	—
Deferred income taxes	76,357	(3,494)	812
Non cash stock compensation	171	—	—
Asset write-down component of restructuring and impairment charges	—	6,828	11,030
Changes in assets and liabilities, net of effects of acquisitions/dispositions
Restricted cash	—	(13,000)	—
Accounts receivable	(9,125)	6,723	(15,695)
Prepaid expenses and other current assets	(2,612)	3,266	(90)
Accounts payable and accrued expenses	3,434	1,094	135
Other assets	847	(2,007)	(1,742)
Other liabilities	(1,465)	(290)	(685)

Net cash (used in) provided by operating activities	40,276	11,440	(14,565)

Cash flows from investing activities:
Acquisitions	(132,345)	(82,001)	(172,795)
Dispositions	8,774	47,470	—
Escrow deposits on pending acquisitions	633	(1,376)	(9,133)
Capital expenditures	(11,922)	(10,091)	(9,480)
Other	(3,874)	(2,166)	1,134

Net cash used in investing activities	(138,734)	(48,164)	(190,274)

Cash flows from financing activities:
Proceeds from revolving line of credit	287,500	46,500	—
Payments on revolving line of credit	(159,813)	(11,688)	—
Payments for repurchase of 10 3/8% Senior Subordinated Notes	(27,418)	—	—
Payments for debt issuance costs	(3,743)	(917)	(1,935)
Payments on promissory notes	(25)	(19)	(19)
Proceeds from issuance of redeemable preferred stock	—	—	2,500
Payment of dividend on Series A Preferred Stock	(11,806)	—	(3,530)
Payment of dividend on Series B Preferred Stock	—	(379)	—
Payments for redemption of preferred stock	(135,319)	(2,500)	—
Proceeds from issuance of common stock	213,796	56	—
Payments for preferred and common stock offering costs	(9,642)	—	(779)

Net cash (used in) provided by financing activities	153,530	31,053	(3,763)

Increase (decrease) in cash and cash equivalents	55,072	(5,671)	(208,602)
Cash and cash equivalents at beginning of year	5,308	10,979	219,581

Cash and cash equivalents at end of year	$60,380	$5,308	$10,979

Supplemental disclosures of cash flow information:
Interest paid	$23,180	$36,836	$31,827
Income taxes paid	—	—	67

Non cash operating, investing and financing activities:
Trade revenue	$15,978	$13,055	$12,961
Trade expense	16,518	13,004	12,773
Assets acquired through notes payable	87	—	600
Liabilities assumed through acquisitions	10,242	46	216
Preferred stock dividends paid in kind, deemed dividends and accretion of discount	4,469	17,161	10,988
Issuance of common stock and warrants in exchange for acquired businesses	209,094	—	732
Advance on assets to be sold received directly into restricted cash account	—	—	11,978
Proceeds on sale of stations received directly into restricted cash account	—	—	175,363
Payments for acquisitions remitted directly from restricted cash account	—	—	187,341

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

     Description of Business

      Cumulus Media Inc., (“Cumulus” or the “Company”) is a radio broadcasting corporation incorporated in the state of Delaware, focused on acquiring, operating and developing commercial radio stations in mid-size radio markets in the United States.

     Principles of Consolidation

      The consolidated financial statements include the accounts of Cumulus and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Restricted Cash

      Restricted cash presented in the accompanying consolidated balance sheets represents the cash portion of the proposed class action lawsuit settlement that was funded by the Company to an escrow account in November 2001. The restricted cash asset and offsetting settlement liability will be eliminated when the cash is distributed from the escrow account to the settlement class members. See further discussion in Note 14.

     Accounts Receivable and Concentration of Credit Risks

      Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and trends. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectibility. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

      In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of diversified customers and the geographic diversification of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained. Management believes the Company’s existing credit and collection policies and procedures, coupled with the maintenance of an effective control environment, have been effective in reducing the Company’s loss experience from uncollectible accounts receivable.

     Property and Equipment

      Property and equipment are stated at cost. Property and equipment acquired in business combinations are recorded at their estimated fair values on the date of acquisition under the purchase method of accounting. Equipment under capital leases is stated at the present value of minimum lease payments.

      Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Routine maintenance and repairs are expensed as incurred. Depreciation of construction in progress is not recorded until the assets are placed into service.

     Goodwill and Intangible Assets

      The Company’s intangible assets are comprised of broadcast licenses, goodwill and certain other intangible assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which includes the Company’s broadcast licenses, are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

      In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. Based on the results of its first step test, the Company was not required to perform the second step test on any of its reporting units. In the second step, the Company would be required to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which are measured as of the date of adoption. The implied fair value of goodwill is then determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation would be the implied fair value of the reporting unit goodwill.

      Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 25 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis from 3 to 25 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

     Debt Issuance Costs

      The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2002, 2001 and 2000 the Company recognized amortization expense of debt issuance costs of $1.4 million, $2.2 million and $1.8 million, respectively.

     Extinguishments of Debt

      During the first quarter of 2002, the Company incurred a $6.3 million loss on the extinguishments of debt resulting from the write-off of debt issuance costs under the Company’s previous credit facility. During the fourth quarter of 2002, the Company incurred a $2.8 million loss on the early extinguishments of debt resulting from the repurchase of its 10 3/8% Senior Subordinated Notes, consisting of i) $2.2 million of repurchase premiums and ii) a $0.6 million write-off of a portion of the related debt issuance costs. See further discussion in Note 7.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. The Company elected to early adopt SFAS No. 145 during the first quarter of 2002. Accordingly, the losses on extinguishments of debt during 2002 have been reflected as a component of the Company’s loss from continuing operations.

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

     Stock-based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net loss attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	2002	2001	2000

Net loss attributable to common stockholders:
Net loss, as reported	$(92,753)	$(30,553)	$(2,298)
Total stock based compensation expense determined under fair value based method	13,894	9,960	8,173

Pro forma net loss	(106,647)	(40,513)	(10,471)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	27,314	17,743	14,875

Pro forma net loss attributable to common stockholders	$(133,961)	$(58,256)	$(25,346)
Basic and diluted loss per common share:
As reported	$(2.20)	$(1.37)	$(0.49)
Pro forma	$(2.46)	$(1.66)	$(0.72)

      The per share weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $7.85, $4.07 and $3.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

      2002 Option Grants: expected volatility of 66.6% for 2002; risk-free interest rate of 4.01%; dividend yield of 0% and expected lives of four years from the date of grant.

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

     Impairment of Long-Lived Assets

      SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

      In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

      Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     Earnings Per Share

      Basic and diluted loss per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted loss per share are the same, because there were no securities outstanding which had a dilutive effect for the years ended December 31, 2002, 2001 and 2000.

New Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Reclassifications

      Amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.     Acquisitions and Dispositions

Pending Acquisitions

      As of December 31, 2002, the Company was a party to various agreements to acquire 19 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $76.9 million, of which $75.4 million would be paid in cash and $1.5 million would be paid in shares of the Company’s common stock.

      Escrow funds of approximately $1.9 million and $6.6 million paid by the Company in connection with pending acquisitions have been classified as other assets at December 31, 2002 and 2001, respectively, in the accompanying consolidated balance sheets.

2002 Acquisitions and Dispositions

      We completed the acquisition of 35 radio stations during the year ended December 31, 2002. Of the $348.2 million required to fund these acquisitions, $205.0 million was paid in the form of shares of Class A and Class B Common Stock, $4.1 million was paid in the form of warrants to purchase common stock, $132.3 million was funded in cash, $2.9 million represented capitalizable acquisition costs and $3.8 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described below.

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

      An affiliate of BA Capital Company, L.P. (“BA Capital”), one of our principal stockholders, owned a majority of the equity of Aurora, and received approximately 8.9 million shares of nonvoting Class B Common Stock of Cumulus in the acquisition. Those shares may be converted into shares of Class A Common Stock at the option of the holder subject to FCC regulations, and automatically convert into shares of Class A Common Stock upon their transfer to another party. BA Capital owned approximately 840,000 shares of Cumulus’ publicly traded Class A Common Stock, and approximately 2 million shares of Cumulus’ nonvoting Class B Common Stock prior to the consummation of the acquisition.

      Through December 31, 2002, certain former owners of Aurora exercised warrants to purchase 89,078 shares of Class A Common Stock. Proceeds to the Company totaled approximately $1.1 million. Warrants, issued in the Aurora transaction, to purchase 744,255 shares of common stock remained outstanding as of December 31, 2002.

      In connection with the acquisition of Aurora, the Company entered into an escrow agreement pursuant to which the Company issued 770,000 shares of Class A Common Stock into an escrow account. These shares were presented as Issued Class A Common Stock in Escrow in the accompanying consolidated balance sheet at December 31, 2001. Following the consummation of the acquisition on March 28, 2002, the shares placed in escrow were released back to the Company and subsequently canceled.

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

      On September 28, 2002, DBBC exercised its warrants to purchase 250,000 shares of Class A Common Stock. Proceeds to the Company totaled $3.0 million.

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

      During 2002, the Company completed the sale of ten stations in three markets and received approximately $8.8 million in cash. In connection with these transactions, the Company recorded gains of $5.4 million, which are presented in other income, net in the accompanying statement of operations for the year ended December 31, 2002.

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

Next Media Asset Sale and Exchange

      On May 2, 2001, the Company completed an asset exchange and sale with Next Media Group and certain subsidiaries. Upon the closing, the Company transferred two stations in Jacksonville, North Carolina for one station in Myrtle Beach, South Carolina and approximately $2.0 million in cash. In connection with the transaction, the Company recorded a $0.4 million gain on sale of assets, which has been included in other income, net in the accompanying consolidated statements of operations.

      Also during the year ended December 31, 2001, the Company completed the sale of 8 radio stations in 4 markets for $9.3 million in cash. The Company recorded a $2.4 million gain on the sale of these assets, which has been presented in other income in the accompanying statement of operations. Proceeds from these dispositions will be used to fund pending acquisitions and other general corporate purposes.

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

      All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition. The accompanying consolidated statements of operations include the results of operations of divested entities through the dates of disposition.

      The unaudited consolidated condensed pro forma results of operations data for the years ended December 31, 2002 and 2001, reflect adjustments as if all acquisitions and dispositions completed had occurred on January 1, 2001 and assuming that goodwill and intangibles with indefinite lives associated with acquisitions completed in 2002 were not amortized in 2001 in accordance with SFAS No. 142, follow (dollars in thousands, except per share data):

	December 31,	December 31,
	2002	2001

	(Unaudited)	(Unaudited)
Net revenues	$257,137	$241,581
Operating income	$65,149	$40,840
Net income (loss)	$(91,073)	$1,669
Net loss attributable to common stockholders	$(118,387)	$(16,074)

Basic and diluted loss per common share	$(2.17)	$(0.32)

      As of December 31, 2002, 2001 and 2000, the Company operated 17, 14 and 41 stations under LMA’s respectively. The statements of operations for the years ended December 31, 2002, 2001 and 2000 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or December 31.

3.     Restructuring and Impairment Charges

      During the fourth quarter of 2001, certain events and circumstances caused the Company to review the carrying amounts of the long-lived assets of its Caribbean operations. These events included the continued deterioration of the business climate in the English-speaking Caribbean, which has generated valuation declines of media-related enterprises in the area, and management’s determination that the Caribbean operations are not expected to generate the future cash flows that were projected in prior periods. Certain long-lived assets were determined to be impaired because the carrying amounts of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. These impairment losses were measured as the amount by which the carrying amounts of the assets exceeded the fair values of the assets, determined based on the discounted future cash flows expected to be derived from the assets. The resulting impairment charges totaled $6.8 million, consisting of a $5.4 million charge to write off goodwill and the related broadcast license, and a $1.4 million charge to write down property and equipment. For the year ended December 31, 2001, net revenue and operating loss (prior to the impairment charge) of the Company’s Caribbean operations were $1.3 million and $0.9 million, respectively.

      During the year ended December 31, 2000, the Company recorded $16.2 million in restructuring and other charges comprised of (i) a $9.3 million Corporate restructuring charge, (ii) a $5.1 million charge related to the impairment of goodwill on the Company’s wholly owned subsidiary, Broadcast Software International, Inc. and (iii) a $1.8 million charge related to the impairment of the net assets of its wholly owned subsidiary, The Advisory Board of Nevada.

      During June 2000 the Company implemented two separate Board-approved restructuring programs. During the second quarter of 2000, the Company recorded a $9.3 million charge to operating expenses related to restructuring costs.

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

      During 2002, the Company successfully negotiated and executed sublease agreements for a majority of the vacated corporate office space in Milwaukee, Wisconsin and Chicago, Illinois. As a result, during the twelve months ended December 31, 2002, the Company reversed $1.0 million of the remaining liability related to lease obligations which is equal to the expected amount to be received under the various sublease agreements. The $1.0 million liability reversal has been presented in the Consolidated Statements of Operations as restructuring and impairment charges, consistent with the presentation of the original restructuring charge.

      As of December 31, 2002, approximately $1.2 million in accrued restructuring costs remain related to the Company’s June, 2000 restructuring programs. This balance is comprised of $0.8 million in lease termination costs, $0.2 million related to amounts owed for software development and asset acquisitions related to capitalized Internet system and infrastructure assets, and $0.2 million in Internet lease termination charges. Of the $1.2 million and $2.5 million in accrued restructuring costs as of December 31, 2002 and 2001, respectively, $0.6 million and $1.7 million, representing the long-term portion of lease termination costs as of December 31, 2002 and 2001, respectively, have been classified as other liabilities in the accompanying consolidated balance sheets.

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

4.     Property and Equipment

      Property and equipment consists of the following as of December 31, 2002 and 2001 (dollars in thousands):

	Estimated
	Useful Life	2002	2001

Land		$7,744	$5,199
Broadcasting and other equipment	3 to 7 years	93,842	75,684
Furniture and fixtures	5 years	10,615	9,134
Leasehold improvements	5 years	4,661	3,656
Buildings	20 years	20,132	14,814
Construction in progress		2,692	6,519

		139,686	115,006
Less accumulated depreciation		(47,622)	(32,032)

		$92,064	$82,974

5.     Goodwill and Other Intangible Assets

      The following pro forma summary presents the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented. The pro forma results for the years ended December 31, 2001 and 2000, which have been adjusted for the exclusion of amortization of goodwill and indefinite-lived intangible assets net of related tax effect, do not include any adjustments for the write-down of broadcast licenses recorded by the Company during the three months ended March 31, 2002 (dollars in thousands, except per share data).

	Years Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

	As Reported	Pro Forma	Pro Forma
Reported income (loss) before the cumulative effect of a change in accounting principle	$(51,053)	$(30,553)	$(2,298)
Add back: amortization of broadcast licenses and goodwill, net of tax	—	10,997	13,919

Pro Forma income (loss) before the cumulative effect of a change in accounting principle	(51,053)	(19,556)	11,621
Reported cumulative effect of change in accounting principle, net of tax	(41,700)	—	—

Pro forma net income (loss)	(92,753)	(19,556)	11,621
Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums	27,314	17,743	14,875

Pro forma net loss attributable to common stockholders	$(120,067)	$(37,299)	$(3,254)

Basic and diluted loss per common share:
Reported basic and diluted loss per common share before the cumulative effect of change in accounting principle	$(1.44)	$(1.37)	$(0.49)
Amortization of broadcast licenses and goodwill, net of tax	—	0.31	0.40

Pro forma basic and diluted loss per common share before the cumulative effect of a change in accounting principle	(1.44)	(1.06)	(0.09)
Reported cumulative effect of a change in accounting principle	(0.76)	—	—

Pro forma basic and diluted loss per common share	$(2.20)	$(1.06)	$(0.09)

      The following tables summarize the December 31, 2002 and 2001 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the years ended December 31, 2002, 2001 and 2000, and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	As of December 31,

	2002	2001

Amortized Intangible Assets: Non-Compete Agreements Gross Carrying Value	$5,276	$6,335
Accumulated Amortization	(2,619)	(3,606)

Net Value	2,657	2,729
Unamortized Intangible Assets: FCC Broadcast Licenses	883,589	632,247
Aggregate Amortization Expense for Non-Compete Agreements:
Year ended December 31, 2000	$4,981
Year ended December 31, 2001	$4,317
Year ended December 31, 2002	$918
Estimated Amortization Expense:
For the year ending December 31, 2003	$925
For the year ending December 31, 2004	$815
For the year ending December 31, 2005	$643
For the year ending December 31, 2006	$274
For the year ending December 31, 2007	$—

      A summary of changes in the carrying amount of goodwill for the year ended December 31, 2002 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2001	$156,887
Acquisitions	80,840
Dispositions	(6,131)

Balance as of December 31, 2002	$231,596

      The Company completed its transitional impairment evaluation of existing intangible assets with indefinite lives, consisting entirely of radio station broadcast licenses, during the first quarter of 2002. Accordingly, the carrying amount of each radio market’s broadcast licenses was compared with its fair value. Fair value of broadcast licenses was determined with the assistance of an outside professional services firm using a discounted cash flows approach. The fair values of broadcast licenses in several radio markets were determined to be below their carrying amounts and, as a result, impairment existed. Consequently, the Company recognized an impairment charge to write-off intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. The impairment loss is recognized in the Consolidated Statements of Operations under the caption “Cumulative effect of a change in accounting principle, net of tax.” The Company completed its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of 2002. The fair values of all broadcast licenses exceeded their carrying values and, as a result, no impairment existed.

      The Company completed its transitional impairment evaluation of goodwill during the second quarter of 2002. Accordingly, the carrying amount of each reporting unit was compared with its fair value. The fair value of reporting units was determined using earnings multiples, consistent with established practice in the radio industry for determining amounts at which stations are bought or sold in transactions between willing parties. The fair values of all reporting units (as of January 1, 2002) exceeded their carrying values and, as a result, no impairment existed. The Company completed its annual impairment evaluation of goodwill in the fourth quarter of 2002. The fair values of all reporting units exceeded their carrying values and, as a result, no impairment existed.

6.     Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following as of December 31, 2002 and 2001 (dollars in thousands):

	2002	2001

Accounts payable	$85	$2,698
Accrued compensation	2,806	1,934
Accrued royalties	1,375	931
Accrued commissions	3,201	3,855
Accrued taxes	599	413
Barter payable	1,360	1,306
Accrued professional fees	1,406	839
Due to seller of acquired companies	179	2,245
Accrued restructuring costs	660	850
Advance on assets to be sold	—	11,978
Accrued interest	7,055	23
Accrued employee benefits	1,825	1,762
Accrued acquisition liabilities	3,218	671
Litigation settlement payable	—	400
Stockholder lawsuit settlement payable	16,906	16,883
Series A Preferred Stock cash dividends payable	487	—
Other	4,003	3,483

Total accounts payable and accrued expenses	$45,165	$50,271

7.     Long-Term Debt

      The Company’s long-term debt consists of the following at December 31, 2002 and 2001 (dollars in thousands):

	2002	2001

Term loan and revolving credit facilities at — 5.20% and 10.07%, respectively	$287,500	$159,813
Senior Subordinated Notes, 10 3/8%, due 2008	132,582	160,000
Other	180	205

	420,262	320,018
Less: Current portion of long-term debt	(5,558)	(770)

	$414,704	$319,248

      A summary of the future maturities of long-term debt follows (dollars in thousands):

2003	$5,558
2004	15,844
2005	22,877
2006	24,285
2007	24,289
Thereafter	327,409

$420,262

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

      The Credit Facility provides for aggregate principal borrowings of $400.0 million and consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $175.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. Upon closing of the Credit Facility, the Company drew down the seven-year term loan facility of $112.5 million and the eight-year term loan facility of $175.0 million in their entirety. As of December 31, 2002, $287.5 million was outstanding under the Credit Facility. Subsequent to December 31, 2002, the Company drew down $43.0 million from the seven-year revolving commitment. Proceeds from the revolver borrowing were used to complete the Ft. Walton Beach, Florida and Macon, Georgia acquisitions.

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

      Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 4.25% as of December 31, 2002) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Facility, 1.44% as of December 31, 2002) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At December 31, 2002 the Company’s effective interest rate on loan amounts outstanding under the Credit Facility was 4.44%.

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

      The seven-year term loan borrowings are repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan is also repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $1.3 million in fiscal 2003, $1.8 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $123.8 million in fiscal 2009 and $41.1 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Facility agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.

      Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At December 31, 2002, the Company was in compliance with such financial and operating covenants.

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

      On September 24, 2002, the Company and its lenders under its credit facility entered into Amendment No. 1 and Waiver to the Credit Agreement dated as of March 28, 2002 (“Amendment No. 1”). Amendment No. 1 modified the terms of the credit agreement to allow the Company to exclude cash dividend payments, up to a limit of $4.5 million per quarter, associated with the Preferred Stock from the calculation of the interest expense coverage ratio. This term modification was made effective for the fiscal quarter ended June 30, 2002 and continues through the fiscal quarter ended June 30, 2003. In September 2002, the Company determined that it was in technical default of the interest expense coverage ratio under its credit facility as of June 30, 2002, as a result of the early funding to its transfer agent of the second quarter cash dividend payment of $4.6 million. The Company funded its transfer agent on June 28, 2002 and dividends were distributed to stockholders of record on July 1, 2002. Amendment No. 1 granted the Company a waiver under its credit facility for any default arising from any non-compliance with the interest expense coverage ratio that may have occurred during the fiscal quarter ended June 30, 2002 or beyond in the absence of the amendment.

      The indenture governing the 10 3/8% Senior Subordinated Notes Due 2008 (“Indenture”) and the Series A Preferred Stock Certificates of Designation (“Certificates of Designation”) limit the amount we may borrow without regard to the other limitations on incurrence of indebtedness contained therein under credit facilities to $150.0 million. As of December 31, 2002, we are restricted by the 7.0 to 1 debt ratio included in the Indenture and the Certificates of Designation. Under the Indenture and Certificates of Designation, as of December 31, 2002, we would be permitted to incur approximately $178.9 million of additional indebtedness under the Credit Facility without regard to the commitment restrictions of the Credit Facility and without regard to the $150.0 million maximum basket included in the Indenture referred to above.

      As of December 31, 2002, the Company had outstanding $132.6 million in aggregate principal of its 10 3/8% Senior Subordinated Notes due 2008 (“Notes”) which have a maturity date of July 1, 2008. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company (including obligations under its credit facility). Interest on the Notes is payable semi-annually in arrears.

      During the fourth quarter of 2002, the Company completed the repurchase of $27.4 million in aggregate principal of its Notes for $29.6 million, including repurchase premiums. Subsequent to December 31, 2002 and during the month of January 2003, the Company repurchased an additional $30.1 million in aggregate principal of the Notes for $32.5 million, including repurchase premiums. The Company’s outstanding Notes balance at December 31, 2002 was $132.6 million.

      Debt issuance costs are being amortized as interest expense over eight years for the credit facility, and over 10 years for the Notes.

8.     Redeemable Preferred Stock

      (a) Series A Preferred Stock

      At December 31, 2002 and 2001 the 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 (“Series A Preferred Stock”) presented on the balance sheet represents 14,168 and 130,020 shares outstanding (each with a $1,000 par value), plus dividends payable in kind of $0.0 million and $3.9 million, respectively. As of December 31, 2002, dividends payable of $0.5 million have been included as a part of accounts payable and accrued expenses. These dividends were paid in cash on January 2, 2003. Dividends recorded as of December 31, 2001 were paid in kind in January 2002.

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

      During the third and fourth quarter of 2002, the Company negotiated and completed the repurchase of 120,321 shares of its Series A Preferred Stock for $135.3 million in cash. A redemption premium of $15.0 million associated with the repurchases completed during the third and fourth quarters of 2002 has been included as a component of preferred stock dividends, deemed dividends, accretion of discount and redemption premiums in the accompanying Consolidated Statements of Operations.

      (b) Series B Preferred Stock

      On December 30, 2001, the Company redeemed all of its then outstanding shares of Series B Cumulative Exchangeable Redeemable Preferred Stock for $2.9 million, including 250 shares issued on October 2, 2000 plus 38 shares issued in kind through the date of redemption.

      In connection with the issuance of the Series B Preferred Stock, the Company also issued warrants to acquire 22,221 shares of Class B Common Stock at an exercise price of $5.8937 per share. The Series B preferred stockholder was entitled to receive additional warrants to acquire 16,662 shares of Class B Common Stock at an exercise price of $5.8937 if the outstanding Series B preferred shares had not been redeemed as of December 31, 2001. The warrants issued in 2001 and 2000 were recorded as a deemed dividend at their estimated fair value of $0.1 million and $0.1 million, respectively. As of December 31, 2001, warrants to acquire 30,552 shares of Class B Common Stock were outstanding.

      In May 2002, the Series B preferred stockholder exercised outstanding warrants to purchase 30,552 shares of Class B Common Stock and subsequently converted those shares into shares of Class A Common Stock. Proceeds to the Company upon exercise of the warrants totaled $0.2 million. As of December 31, 2002, no warrants related to the Series B Preferred Stock were outstanding.

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

      On May 22, 2002, the Company completed a public offering of 11,500,000 shares of its Class A Common Stock. Of the 11,500,000 shares, 9,169,448 shares were initially offered by the Company and 830,552 shares were offered by certain stockholders of the Company. Simultaneous with the closing of the offering, the underwriters exercised their option to purchase an additional 1,380,000 shares from the Company and 120,000 shares from certain selling stockholders. The net proceeds of the offering to the Company, including the exercise of the underwriters’ over allotment option, totaled $199.2 million. The Company intends to use the remaining proceeds of the offering to fund acquisitions and for general corporate purposes, which could include the repayment of indebtedness or the redemption of the Preferred Stock. Cumulus did not receive any proceeds from the sale of shares in the offering by the selling stockholders.

      (b) Stock Purchase Plan

      On November 2, 1999, the Company’s Board of Directors adopted and the Company’s stockholders approved the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the Section 423 of the Internal Revenue Code. The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $0.025 million of stock value on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the Employee Stock Purchase Plan.

      In June 2002, the Company’s stockholders approved an amendment to the Employee Stock Purchase Plan which increased the aggregate number of shares of Class A Common Stock available for purchase under the plan from 1,000,000 shares to 2,000,000, an increase of 1,000,000 shares.

      The following table summarizes the number of Class A Common shares issued as a result of employee participation in the Employee Stock Purchase Plan since its inception in 1999 (in thousands, except per share amounts):

		Class A
	Issue	Common Shares
Issue Date	Price	Issued

January 10, 2000	$14.18	17,674
January 17, 2001	$3.08	50,194
January 8-23, 2002	$3.1875	558,161
January 2-24, 2003	$12.61	124,876

      Following the issuance of shares in January 2003, related to the 2002 plan year, there remains 1,249,095 Class A Common shares authorized and available under the Employee Stock Purchase Plan.

10.     Stock Options

2002 Stock Incentive Plan

      The Board of Directors approved the 2002 Stock Incentive Plan on March 1, 2002. The purpose of the 2002 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to the Company’s operations and reward them for making major contributions to the success of the Company. The aggregate number of shares of Class A Common Stock subject to the 2002 Stock Incentive Plan is 2,000,000, all of which may be granted as incentive stock options. In addition, no one person may receive options over more than 500,000 shares of Class A Common Stock in any one calendar year.

      The 2002 Stock Incentive Plan permits the Company to grant nonqualified stock options and incentive stock options (“ISOs”), as defined in Sections 422 of the Internal Revenue Code of 1986, as amended (the “Code”). No options may be granted under the 2002 Stock Incentive Plan after May 3, 2012.

      The Compensation Committee administers the 2002 Stock Incentive Plan. The Compensation Committee has full and exclusive power to interpret the 2002 Stock Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2002 Stock Incentive Plan as it may deem necessary or proper.

      Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2002, there were outstanding options to purchase a total of 530,000 shares of Class A Common Stock at exercise prices ranging from $14.62 to $16.60 per share under the 2002 Stock Incentive Plan. These options generally vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

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

      The 2000 Stock Incentive Plan permits the Company to grant nonqualified stock options and ISOs, as defined in Sections 422 of the Code. No options may be granted under the 2000 Stock Incentive Plan after October 4, 2010.

      The Compensation Committee administers the 2000 Stock Incentive Plan. The Compensation Committee has full and exclusive power to interpret the 2000 Stock Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2000 Stock Incentive Plan as it may deem necessary or proper.

      Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2002, there are outstanding options to purchase a total of 2,751,038 shares of Class A Common Stock at exercise prices ranging from $3.9375 to $14.62 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

1999 Stock Incentive Plan

      On November 2, 1999, the Company’s Board of Directors and the Company’s stockholders adopted and the Company’s stockholders approved the 1999 Stock Incentive Plan to provide officers, other key employees and non-employee directors of the Company (other than participants in the Company’s Executive Plan described below), as well as consultants to the Company, with additional incentives by increasing their proprietary interest in the Company. An aggregate of 900,000 shares of Class A Common Stock are subject to the 1999 Stock Incentive Plan, all of which may be awarded as incentive stock options and a maximum of 100,000 shares of Class A Common Stock may be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock, which will be awarded to any one person during any calendar year, is $0.5 million.

      The 1999 Stock Incentive Plan permits the Company to grant awards in the form of non-qualified stock options and ISO’s and restricted shares of Class A Common Stock. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award will be granted under the 1999 Stock Incentive Plan after August 30, 2009.

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

      As of December 31, 2002, there are outstanding options to purchase a total of 894,454 shares of Class A Common Stock exercisable at prices ranging from $6.4375 to $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Stock Incentive Plan.

1998 Stock Incentive Plan

      During 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan. An aggregate of 1,288,834 shares of Class A Common Stock are subject to the 1998 Stock Incentive Plan, all of which may be awarded as incentive stock options and a maximum of 100,000 shares of Class A Common Stock may be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock which will be awarded to any one person during any calendar year is $0.5 million.

      The 1998 Stock Incentive Plan permits the Company to grant awards in the form of non-qualified stock options and ISO’s and restricted shares of Class A Common Stock. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award will be granted under the 1998 Stock Incentive Plan after June 22, 2008.

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

      As of December 31, 2002, there are outstanding options to purchase a total of 1,507,056 shares of Class A Common Stock exercisable at prices ranging from $5.92 to $14.84 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

1999 Executive Stock Incentive Plan

      On November 2, 1999, the Company’s Board of Directors and the Company’s stockholders also adopted the 1999 Executive Stock Incentive Plan (the “1999 Executive Plan”) to provide certain key executives of the Company with additional incentives by increasing their proprietary interest in the Company. An aggregate of 1,000,000 shares of Class C Common Stock are subject to the 1999 Executive Plan. In addition, no one person will be eligible to receive options for more than 500,000 shares in any one calendar year. Richard W. Weening, former Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Chairman, President and Chief Executive Officer are the sole participants in the 1999 Executive Plan.

      The 1999 Executive Plan permits the Company to grant awards in the form of non-qualified stock options and ISO’s of Class C Common Stock.

      Stock options under the 1999 Executive Plan were granted on August 30, 1999 at an exercise price of $27.875 per share and vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances).

      The 1999 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2002, there are outstanding options to purchase a total of 500,000 shares of Class C Common Stock and 156,250 shares of Class A Common Stock under the 1999 Executive Plan.

1998 Executive Stock Incentive Plan

      The Company’s Board of Directors has also adopted the 1998 Executive Stock Incentive Plan (the “1998 Executive Plan”). An aggregate of 2,001,380 shares of Class C Common Stock are subject to the 1998 Executive Plan. In addition, no one person will be eligible to receive options for more than 1,000,690 shares in any one calendar year. Richard W. Weening, former Executive Chairman, Treasurer and Director, and

Lewis W. Dickey, Jr., Chairman, President and Chief Executive Officer are the sole participants in the 1998 Executive Plan.

      The 1998 Executive Plan permits the Company to grant awards in the form of non-qualified stock options and ISO’s of Class C Common Stock.

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

      The 1998 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2002, there are outstanding options to purchase a total of 1,000,690 shares of Class C Common Stock and 656,702 shares of Class A Common Stock under the 1998 Executive Plan.

      Following is a summary of activity in the employee option plans and agreements discussed above for the years ended December 31, 2002, 2001 and 2000:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 1999	5,084,109	$19.94

Granted	2,063,431	6.19
Exercised	—	0.00
Canceled	(814,449)	19.28

Outstanding at December 31, 2000	6,333,091	$15.74

Granted	1,722,450	6.77
Exercised	(14,885)	9.62
Canceled	(904,709)	17.03

Outstanding at December 31, 2001	7,135,947	$13.42

Granted	1,693,000	14.74
Exercised	(231,973)	8.29
Canceled	(600,784)	21.90

Outstanding at December 31, 2002	7,996,190	$13.22

      The following table summarizes information about stock options outstanding at December 31, 2002:

		Options
		Outstanding

		Weighted at
		Average	Weighted
	Number	Remaining	Average
	Outstanding	Contractual	Exercise
Range of Exercise Prices	December 31, 2002	Life	Price

$3.75 to $3.9375 (2000 SIP Class A Shares)	129,000	7.75 years	$3.932
$5.92 (2000 SIP Class A Shares)	1,000,000	8.25 years	$5.92
$5.92 (1998 SIP Class A Shares)	408,672	8.25 years	$5.92
$5.92 to $8.80 (1998 SIP Class A Shares)	30,500	8.50 years	$7.023
$12.00 to $14.84 (1998 SIP Class A Shares)	195,156	8.75 years	$12.788
$6.4375 (2000 SIP Class A Shares)	1,227,038	7.75 years	$6.4375
$6.4375 (1999 SIP Class A Shares)	300,000	7.75 years	$6.4375
$14.00 (1998 SIP Class A Shares)	372,728	5.5 years	$14.00
$14.00 (1998 ESIP Class A Shares)	484,708	5.5 years	$14.00
$14.00 (1998 ESIP Class C Shares)	484,708	5.5 years	$14.00
$14.62 (1998 SIP Class A Shares)	500,000	9.00 years	$14.62
$14.62 (1999 SIP Class A Shares)	250,000	9.00 years	$14.62
$14.62 (2000 SIP Class A Shares)	395,000	9.00 years	$14.62
$14.62 (2002 SIP Class A Shares)	430,000	9.75 years	$14.62
$16.10 to $24.19 (1998 ESIP Class A Shares)	171,994	5.5 years	$18.813
$16.10 to $24.19 (1998 ESIP Class C Shares)	515,982	5.5 years	$18.813
$16.60 (2002 SIP Class A Shares)	100,000	9.75 years	$16.60
$27.875 (1999 SIP Class A Shares)	344,454	6.5 years	$27.875
$27.875 (1999 ESIP Class A Shares)	156,250	6.5 years	$27.875
$27.875 (1999 ESIP Class C Shares)	500,000	6.5 years	$27.875

	7,996,190		$13.22

      The following table summarizes information about stock options exercisable at December 31, 2002:

		Options
		Exercisable

		Weighted at
		Average	Weighted
	Number	Remaining	Average
	Exercisable at	Contractual	Exercise
Range of Exercise Prices	December 31, 2002	Life	Price

$3.75 to $3.9375 (2000 SIP Class A Shares)	114,750	7.75 years	$3.932
$5.92 (2000 SIP Class A Shares)	437,500	8.25 years	$5.92
$5.92 (1998 SIP Class A Shares)	183,283	8.25 years	$5.92
$5.92 to $8.80 (1998 SIP Class A Shares)	8,958	8.50 years	$7.023
$12.00 to $14.84 (1998 SIP Class A Shares)	65,782	8.75 years	$12.788
$6.4375 (2000 SIP Class A Shares)	684,938	7.75 years	$6.4375
$6.4375 (1999 SIP Class A Shares)	168,750	7.75 years	$6.4375
$14.00 (1998 SIP Class A Shares)	306,726	5.5 years	$14.00
$14.00 (1998 ESIP Class A Shares)	484,708	5.5 years	$14.00
$14.00 (1998 ESIP Class C Shares)	484,708	5.5 years	$14.00
$14.62 (1998 SIP Class A Shares)	125,000	9.00 years	$14.62
$14.62 (1999 SIP Class A Shares)	62,500	9.00 years	$14.62
$14.62 (2000 SIP Class A Shares)	98,750	9.00 years	$14.62
$14.62 (2002 SIP Class A Shares)	26,875	9.75 years	$14.62
$16.10 to $24.19 (1998 ESIP Class A Shares)	171,994	5.5 years	$18.813
$16.10 to $24.19 (1998 ESIP Class C Shares)	515,982	5.5 years	$18.813
$16.60 (2002 SIP Class A Shares)	6,250	9.75 years	$16.60
$27.875 (1999 SIP Class A Shares)	218,672	6.5 years	$27.875
$27.875 (1999 ESIP Class A Shares)	156,250	6.5 years	$27.875
$27.875 (1999 ESIP Class C Shares)	437,500	6.5 years	$27.875

	4,759,876		$14.43

11.     Income Taxes

      Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows:

	2002	2001	2000

Income tax expense (benefit) from continuing operations	$76,357	$(3,494)	$812
Cumulative effect of a change in accounting principle	(15,486)	—	—

Total income taxes	$60,871	$(3,494)	$812

      Income tax expense (benefit) for the years ended December 31, 2002, 2001, and 2000 consisted of the following (dollars in thousands):

	2002	2001	2000

Current tax expense:
Federal	$—	$—	$—
State and local	—	—	—

Total current expense	$—	$—	$—

Deferred tax expense (benefit):
Federal	67,042	(3,066)	710
State and local	9,315	(428)	102

Total deferred expense (benefit)	76,357	(3,494)	812

Total income tax expense (benefit)	$76,357	$(3,494)	$812

      Total income tax expense (benefit) differed from the amount computed by applying the federal standard tax rate of 35% for the years ended December 31, 2002, 2001 and 2000 due to the following (dollars in thousands):

	2002	2001	2000

Pretax income (loss) at federal statutory rate	$8,856	$(11,916)	$(520)
Change in beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense upon adoption of SFAS No. 142	57,893	—	—
State income tax expense (benefit), net of federal benefit	1,234	(428)	102
Nondeductible goodwill	—	746	1,112
Loss on foreign operations	(7)	2,720	140
Other	60	125	(22)
Excess of tax gain over book gain on asset exchange	—	5,259	—
Establishment of valuation allowance against net operating loss carryforwards generated in current year	8,321	—	—

Net income tax expense (benefit)	$76,357	$(3,494)	$812

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001

Current deferred tax assets:
Accounts receivable	$878	$985
Accrued expenses and other	7,832	5,704

Current deferred tax assets	8,710	6,689
Less: valuation allowance	(7,554)	—

Net current deferred tax assets	1,156	6,689

Noncurrent deferred tax assets:
Intangible and other assets	5,969	—
Other liabilities	2,187	662
Net operating loss	67,979	57,017

Noncurrent deferred tax assets	76,135	57,679
Less: valuation allowance	(66,033)	—

Net noncurrent deferred tax assets	10,102	57,679

Noncurrent deferred tax liabilities:
Intangible assets	151,524	84,068
Property and equipment	11,212	6,392
Other	46	82

Noncurrent deferred tax liabilities	162,782	90,542

Net noncurrent deferred tax liabilities	152,680	32,863

Net deferred tax liabilities	$151,524	$26,174

      Deferred tax assets and liabilities are computed by applying the Federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of these deferred tax assets with be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible.

      In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of the Company’s deferred tax liabilities relating to those intangible assets is no longer assured within the Company’s net operating loss carry-forward period. As a result, the Company determined it was necessary to establish a valuation allowance against its deferred tax assets, net of deferred tax liabilities unrelated to broadcast licenses and goodwill, and recorded a $57.9 million non cash charge to income tax expense during the first quarter of 2002. In addition to this charge, the Company established a valuation allowance of $7.3 million against deferred tax assets created when certain broadcast licenses were written down as a result of the transitional impairment test for broadcast licenses upon the adoption of SFAS No. 142. This $7.3 million valuation allowance was recorded as a reduction of the tax benefit within the cumulative effect of a change in accounting principle recorded upon the adoption of SFAS No. 142. The Company has also recorded additional deferred tax expense of $18.4 million, including $8.3 million of valuation allowances established against net operating loss carryforwards generated during the year ended December 31, 2002, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Management has determined that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of the existing valuation allowances, at December 31, 2002.

      The foreign operations of the Company have incurred operating losses, the benefit of which remains unlikely. Accordingly, the Company has not recognized a tax benefit for these loss carry forwards since it is not assured it could utilize the loss carry forward in the future.

      At December 31, 2002, the Company has federal net operating loss carry forwards available to offset future income of approximately $170.5 million, of which $3.3 million will expire in 2012 and the remaining $167.2 million will expire in the years 2018 through 2022.

12.     Earnings Per Share

      The following table sets forth the computation of basic loss per share for the years ended December 31, 2002, 2001 and 2000 (amounts in thousands, except per share amounts).

	2002	2001	2000

Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$(51,053)	$(30,553)	$(2,298)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums	(27,314)	(17,743)	(14,875)

Numerator for basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(78,367)	$(48,296)	$(17,173)

Denominator:
Denominator for basic and diluted loss per common share — weighted average shares outstanding	54,467	35,170	35,139

Basic and diluted loss per common share:
Basic and diluted loss per common share before the cumulative effect of a change in accounting principle	$(1.44)	$(1.37)	$(0.49)
Cumulative effect a change in accounting principle	(0.76)	—	—

Basic and diluted loss per common share	$(2.20)	$(1.37)	$(0.49)

      During 2002, 2001 and 2000 the Company issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. In addition, the Company has issued warrants to purchase shares of common stock in connection with the issuance of Series B Preferred Stock and related to certain acquisitions in 2002. At December 31, 2002, 2001 and 2000 there were options and warrants issued to purchase the following classes of common stock:

	2002	2001	2000

Options to purchase class A common stock	6,495,500	4,478,555	3,331,711
Options to purchase class C common stock	1,500,690	2,657,392	3,001,380
Warrants to purchase class A common stock	37,831	—	—
Warrants to purchase class A or B common stock	706,424	—	—
Warrants to purchase class B common stock	—	30,552	22,221

      Earnings per share assuming dilution has not been presented as the effect of the options and warrants would be antidilutive for the years ended December 31, 2002, 2001 and 2000.

13.     Leases

      The Company has non-cancelable operating leases, primarily for office space and various capital leases primarily for equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $6.5 million, $6.1 million and $5.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are as follows:

Year Ending December 31:

2003	$7,001
2004	5,945
2005	5,025
2006	5,333
2007	2,925
Thereafter	10,195

$36,424

14.     Commitments and Contingencies

      As of December 31, 2002 the Company has entered into various agreements to acquire 19 stations across 7 markets for an aggregate purchase price of approximately $76.9 million in cash and stock. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity and/or debt financing. We intend to finance the pending acquisitions with cash on hand and the proceeds of the Company’s credit facility or future credit facilities. There can be no assurance the Company will be able to obtain such financing. As of December 31, 2002, $1.9 million of escrow deposits were outstanding related to the pending transactions. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $1.9 million in purchase price.

      As previously disclosed, the Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On May 20, 2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company’s Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company’s Class A common stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001, all of which is held in an escrow account maintained by a settlement agent appointed by the Court. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. The Company has no access to the cash portion of the settlement being held by the settlement agent. As such, the cash maintained by the settlement agent has been classified as restricted cash and an offsetting liability due to the class members is included as a part of accounts payable and other accrued expenses in the accompanying consolidated balance sheets. The restricted cash asset and offsetting settlement liability will be eliminated when the cash is distributed from the escrow account to the settlement class members. Of the 240,000 shares of Class A common stock to be issued under the settlement, 60,000 shares were issued in June 2002 and the remaining 180,000 shares are expected to be issued in early

2003. On January 14, 2003, the court issued an order authorizing the settlement agent to distribute the cash and shares to the class members. The Company expects the cash and remaining share distribution to occur by the end of March 2003.

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

      The Company calculates the fair value of its debt using the present value of the contractual interest and principal payment streams, at contractual interest/coupon payment rates compared to market/trading rates and yields, as published by the market makers in the Company’s debt securities. At December 31, 2002 the carrying amount of the Notes was $132.6 million, and the fair value approximated $143.2 million.

      The Company calculates the fair value of the Series A Preferred Stock using the present value of the contractual dividend and principal payment streams, at contractual dividend rates compared to market trading rates, as published by the market makers in the Company’s Series A Preferred Stock. At December 31, 2002 the Company’s carrying amount of the Series A Preferred Stock was $14.2 million, and the fair value approximated $15.9 million.

      The carrying value of the stock portion of the class action lawsuit settlement liability was determined using the closing share price of the Company’s common stock through May 20, 2002, when a measurement date was reached and the stock portion of the liability became fixed. At December 31, 2002, the carrying value of the liability was $3.9 million and the fair value of the liability, based on the Company’s stock price, approximated $2.7 million.

16.     Related Party Transactions

      Lewis W. Dickey, Jr. and John W. Dickey each have a 25% ownership interest in Stratford Research, Inc. (“Stratford”), an entity that provided programming and marketing consulting and market research services to the Company from the Company’s inception in 1997 through December 31, 2002. Effective January 1, 2003, the Company terminated its agreement with Stratford, replacing those previously outsourced services with an internal market research department. Under the agreement with Stratford., Stratford received approximately $25,000 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25,000 negotiable depending on competitive market conditions. Additionally, Stratford provided program-consulting services for contractually specified amounts during the term of the agreement. Total fees paid to Stratford by the Company during 2002, 2001 and 2000 were $2.1 million, $2.2 million and $4.1 million, respectively. Of these expenses paid in 2002, 2001 and 2000, $0, $0 and $1.1 million were capitalized as acquisition costs. The remaining expenses have been included as part of the station operating expenses in the statements of operations. In determining the fair value of the services under the agreement, management undertook at the inception of the agreement an evaluation of third party vendors. This evaluation supported the fair value of the pricing arrangement between the Company and Stratford, and no circumstances or events have occurred that have led management to believe that those values are not currently reflective of fair value. At December 31, 2002 and 2001 less than $0.1 million was payable to Stratford.

      QUAESTUS Management Corporation, an entity controlled by Mr. Richard Weening, who formerly served as a Director and the Executive Chairman of the Company, historically provided industry research, market support and due diligence support services, and transaction management for the Company’s acquisitions and provided certain corporate finance and related services in support of the Company’s treasury function. During 2002, 2001 and 2000, the Company paid QUAESTUS Management Corporation $0, $0 and $1.5 million respectively for acquisition, corporate finance, and business and systems development services.

Under the agreement with QUAESTUS Management Corporation, QUAESTUS Management Corporation historically received a specified rate per transaction between $15,000 and $60,000 depending on the number of FM stations acquired in the transaction, and conditioned on consummation of those transactions. In addition, the Company was obligated to reimburse QUAESTUS Management Corporation for all of its expenses incurred in connection with the performance of services under such agreement. On June 29, 2000 the Company’s Board of Directors terminated the QUAESTUS consulting contract effective June 30, 2000. Of the total payments made to QUAESTUS in 2000, $0.8 million was capitalized as acquisition costs. The remaining expenses have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 2002 and 2001, no amounts were payable to QUAESTUS Management Corporation. In addition, prior to June 2000, QUAESTUS Management Corporation and the Company shared certain office facilities and administrative services, on a pro rata basis according to usage.

      On February 2, 2000 the Company loaned each of Mr. Weening and Mr. L. Dickey $5.0 million, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each, which was the approximate market price for the Company’s Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. L. Dickey, which provide for the payment of interest at 9.0% per annum or the peak rate paid by the Company under its Credit Facility and a note maturity date of December 31, 2003. Pursuant to Mr. L. Dickey’s Amended and Restated Employment Agreement dated July 1, 2001, the Company reduced the per annum interest rate on his note to 7% and extended the maturity date of his note to December 31, 2006. In addition, the Amended and Restated Employment Agreement provides for forgiveness of Mr. L. Dickey’s note, either in part or in whole, upon the attainment of certain performance targets that include both annual financial targets and stock-price targets. In order for any forgiveness to occur, the Company’s closing stock price must be at least $19.275 on any trading day in 2006. Additionally, the note and accrued interest thereon will be forgiven in its entirety, regardless of the attainment of the annual financial targets or the 2006 stock price targets, upon a change in control of the Company, provided that Mr. L. Dickey is employed by the Company upon such change in control or that his employment was terminated within the six-month period immediately preceding a change in control. In accordance with the agreement, the Compensation Committee of the Board of Directors conducted an annual review of Mr. L. Dickey’s performance for both fiscal 2001 and 2002 and determined that the requirements of the first trigger for those years had been satisfied. Only in the event of the satisfaction of the 2006 stock-price consideration, Mr. L. Dickey would be entitled to 40% forgiveness of the loan principal and related interest as of December 31, 2002. Interest accrues on both notes from February 2, 2000 through the respective note maturity dates, and all accrued interest and principal is payable on that date. As of December 31, 2002, the original principal of $5.0 million plus accrued interest remains outstanding from each of Mr. Weening and Mr. L. Dickey.

      One of the Company’s Directors is Ralph B. Everett. Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm’s Federal Legislative Practice Group. The Company has historically engaged the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. However, effective December 31, 2002, the Company formally terminated its relationship with Paul, Hastings, Janofsky & Walker LLP and, with the exception of the completion of certain on-going matters, will not engage the firm on new matters going forward. Total amounts paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 2002, 2001 and 2000 were approximately $1.9 million, $1.0 million and $1.0 million. Of these amounts paid in 2002, 2001 and 2000, $1.3 million, $0.7 million and $0.8 million were capitalized as acquisition or financing costs. The remaining amounts have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 2002, 2001 and 2000 amounts remaining payable to Paul, Hastings, Janofsky & Walker LLP were approximately $0, $0.7 million and $0.4 million.

      One of the Company’s Directors is Eric P. Robison. Mr. Robison is the President of IdeaTrek, Inc., a company the provides business consulting services. From 1994 to 2002, Mr. Robison worked for Vulcan Inc., the holding company that manages all personal and business interests for investor Paul G. Allen. In 2000, the

Company retained Mr. Robison to provide consulting services relating to the development of the Cumulus Internet Services Inc. business plan. During 2002, 2001 and 2000, the Company paid Mr. Robison $0, $0 and $15,000 respectively for consulting services.

      As described in note 2, the Aurora Communications, LLC and DBBC, L.L.C. acquisitions involved counter parties who represent related parties. The transaction with Aurora Communications, LLC involved an affiliate of BA Capital, which owned a majority of the equity of Aurora and owned approximately 840,000 shares of Cumulus’ publicly traded Class A Common Stock and approximately 2 million shares of Cumulus’ nonvoting Class B Common Stock prior to the acquisition. BA Capital received 8.9 million shares of nonvoting Class B Common Stock in the acquisition. A member of Cumulus’ Board of Directors, Robert H. Sheridan, III, is affiliated with BA Capital. The transaction with DBBC, L.L.C. involved related parties including Lewis W. Dickey, Jr., the Chairman, President and Chief Executive Officer, John W. Dickey, Executive Vice President of Cumulus, and their brothers David Dickey and Michael W. Dickey. Mr. L. Dickey is also a member of Cumulus’ Board of Directors.

17.     Defined Contribution Plan

      Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant’s contribution. Matching contributions are to be remitted to the plan by the Company monthly. During 2002 and 2001, the Company contributed approximately $0.4 million and $0.3 million to the plan respectively.

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

	December 31, 2002	December 31, 2001	December 31, 2000

Current assets	$51,876	$42,867	$58,770
Noncurrent assets	1,204,664	866,857	821,074
Current liabilities	12,382	14,779	14,885
Noncurrent liabilities	153,704	20,077	20,032

	December 2002	December 2001	December 2000

Net revenues	$250,752	$200,110	$223,539
Station operating expenses excluding depreciation, amortization, LMA fees, corporate general and administrative expense and restructuring and impairment charges	158,106	139,915	187,316
Net loss before the cumulative effect of a change in accounting principle	(12,568)	(2,579)	(11,599)

19.     Quarterly Results (Unaudited)

      The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2002 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2002
Net revenue	$45,116	$70,004	$66,724	$70,753
Operating income	3,541	20,706	18,050	19,391
Net income (loss)	(114,823)	10,043	6,226	5,801
Net income (loss) attributable to common stockholders	(119,446)	5,420	(4,132)	(1,909)
Basic income (loss) per common share	$(3.28)	$0.10	$(0.07)	$(0.03)
Diluted income (loss) per common share	$(3.28)	$0.09	$(0.07)	$(0.03)
FOR THE YEAR ENDED DECEMBER 31, 2001
Net revenue	$44,749	$55,293	$51,093	$50,951
Operating income (loss)	(7,956)	1,482	(1,596)	(7,561)
Net income (loss)	614	(12,069)	(6,981)	(12,117)
Net loss attributable to common stockholders	(3,475)	(16,456)	(11,482)	(16,883)
Basic and diluted loss per common share	$(0.10)	$(0.47)	$(0.33)	$(0.48)

20.     Reincorporation

      Effective July 31, 2002, the Company completed the reincorporation of the Company from Illinois to Delaware. The reincorporation has no impact on the operation of the Company’s business. Certificates that represented shares of the stock of the Illinois corporation now automatically represent the same number of shares and class or series of stock of the Delaware corporation. Concurrent with this reincorporation, the Company authorized 20,000,000 shares of preferred stock, par value $0.01 per share.

21.     Subsequent Events

      Subsequent to December 31, 2002 and during the month of January 2003, the Company repurchased $30.1 million in aggregate principal of the Notes for $32.5 million, including repurchase premiums.

      On January 31, 2003, the Company completed the acquisition of WDDO-AM, WDEN-AM, WAYS-FM, WMAC-AM, WDEN-FM, WPEZ-FM, WMKS-FM and WMGB-FM serving the Macon, Georgia market (Arbitron market rank #154) from U.S. Broadcasting Limited Partnership, for approximately $35.5 million in cash. This eight-station cluster has been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

      On January 10, 2003, the Company completed the acquisition of WKSM-FM, WNCV-FM, WYZB-FM, WZNS-FM and WFTW-AM serving the Ft. Walton Beach, Florida market (Arbitron market rank #217) from East Mississippi Broadcasters, Inc. In connection with the acquisition the Company paid approximately $28.5 million in cash and 95,938 shares of Class A Common Stock. This five-station cluster has been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

SCHEDULE II

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

	Additions

	Balance at	Provision for			Balance
	Beginning	Doubtful	Acquired		at End
Fiscal Year	of Year	Accounts	Stations(1)	Write-offs	of Year

2002
Allowance for doubtful accounts	$2,633	2,596	1,044	(3,936)	$2,337
2001
Allowance for doubtful accounts	$17,348	4,793	—	(19,508)	$2,633
2000
Allowance for doubtful accounts	$3,118	23,751	1,859	(11,380)	$17,348

(1)	Allowance for doubtful accounts receivable acquired in acquisitions.

See accompanying Independent Auditors’ Report.

S-1