Form 10-Q
period 2003-03-31
CUMULUS MEDIA INC
filed 2003-05-15
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For or the transition period from to

Commission file number 000-24525

CUMULUS MEDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	36-4159663 (I.R.S. Employer Identification No.)

3535 Piedmont Road, Building 14, 14TH Floor, Atlanta, GA (Address of Principal Executive Offices)	30305 (ZIP Code)

(404) 949-0700

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☒    No   ☐

     As of April 30, 2003, the registrant had outstanding 63,770,436 shares of common stock consisting of (i) 49,174,187 shares of Class A Common Stock; (ii) 13,951,378 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

INDEX

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002
Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002
Notes to Consolidated Financial Statements
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
Signatures
Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$4,491	$60,380
Restricted cash	—	13,000
Accounts receivable, less allowance for doubtful accounts of $2,382 and $2,337 respectively	41,502	47,367
Prepaid expenses and other current assets	10,999	9,525
Deferred tax assets	1,156	1,156

Total current assets	58,148	131,428
Property and equipment, net	92,054	92,064
Intangible assets, net	1,180,914	1,117,842
Other assets	14,212	14,180

Total assets	$1,345,328	$1,355,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,807	$45,165
Current portion of long-term debt	7,402	5,558
Other current liabilities	1,904	458

Total current liabilities	35,113	51,181
Long-term debt	412,755	414,704
Other liabilities	2,419	1,941
Deferred income taxes	158,481	152,680

Total liabilities	608,768	620,506

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 9,268 and 14,168 shares issued and outstanding, respectively	9,268	14,168

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 9,268 and 14,168 shares of Series A Cumulative Exchangeable Preferred Stock issued and outstanding, respectively	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 49,131,840 and 48,843,191 shares issued and outstanding	491	488
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 13,951,378 and 13,244,954 shares issued and outstanding	140	132
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Accumulated other comprehensive income	988	—
Additional paid-in-capital	896,057	884,284
Accumulated deficit	(160,406)	(154,086)
Loans to officers	(9,984)	(9,984)

Total stockholders’ equity	727,292	720,840

Total liabilities and stockholders’ equity	$1,345,328	$1,355,514

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Revenues	$63,638	$49,515
Less: agency commissions	(5,663)	(4,399)

Net revenues	57,975	45,116
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $651 and $351, respectively)	41,067	33,607
Depreciation and amortization	4,717	4,173
LMA fees	93	85
Corporate general and administrative (excluding non-cash stock compensation expense of $30 and $162, respectively)	3,395	3,548
Non-cash stock compensation	30	162
Restructuring charges	(57)	—

Total operating expenses	49,245	41,575

Operating income	8,730	3,541

Nonoperating income (expense):
Interest expense	(6,318)	(7,025)
Interest income	221	250
Loss on early extinguishment of debt	(3,126)	(6,291)
Other expense, net	(26)	(1,194)

Total nonoperating expenses, net	(9,249)	(14,260)

Loss before income taxes	(519)	(10,719)
Income tax expense	(5,801)	(62,404)

Loss before the cumulative effect of a change in accounting principle, net of tax	(6,320)	(73,123)
Cumulative effect of a change in accounting principle, net of tax	—	(41,700)

Net loss	(6,320)	(114,823)
Preferred stock dividends and redemption premiums	931	4,623

Net loss attributable to common stockholders	$(7,251)	$(119,446)

Basic and diluted loss per common share:
Basic and diluted loss per common share before the cumulative effect of a change in accounting principle	$(0.12)	$(2.14)
Cumulative effect of a change in accounting principle	—	(1.14)

Basic and diluted loss per common share	$(0.12)	$(3.28)

Weighted average common shares outstanding	63,007,966	36,380,134

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$(6,320)	$(114,823)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	41,700
Write-off of debt issue costs	699	6,291
Depreciation	4,458	3,934
Amortization of intangible assets and other assets	488	797
Provision for doubtful accounts	651	351
Adjustment of the fair value of derivative instruments	(731)	—
Stock issuance portion of litigation settlement	—	413
Deferred taxes	5,801	62,404
Non-cash stock compensation	30	162
Asset write-down component of restructuring charges	(57)	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	13,000	—
Accounts receivable	5,214	2,378
Prepaid expenses and other current assets	474	3,536
Accounts payable and accrued expenses	(15,494)	273
Other assets	(1,424)	(246)
Other liabilities	1,209	(17)

Net cash provided by operating activities	7,998	7,153

Cash flows from investing activities:
Acquisitions	(64,000)	(117,042)
Escrow deposits on pending acquisitions	(7)	(872)
Capital expenditures	(1,619)	(2,309)
Other	(961)	(913)

Net cash used in investing activities	(66,587)	(121,136)

Cash flows from financing activities:
Proceeds from revolving line of credit	43,000	287,500
Payments on revolving line of credit	(13,000)	(159,813)
Payments for repurchase of 10 3/8% Senior Subordinated Notes	(30,105)	—
Payments on promissory notes	—	(5)
Payments for debt issuance costs	—	(3,683)
Payment of dividend on Series A Preferred Stock	(487)	—
Payments for redemption of preferred stock	(5,512)	—
Proceeds from issuance of common stock	8,804	—

Net cash provided by financing activities	2,700	123,999

Increase (decrease) in cash and cash equivalents	(55,889)	10,016
Cash and cash equivalents at beginning of period	60,380	5,308

Cash and cash equivalents at end of period	$4,491	$15,324

Non-cash operating, investing and financing activities:
Trade revenue	$3,761	$2,561
Trade expense	3,846	2,651
Assets acquired through notes payable	—	2,387
Preferred stock dividends paid in kind and accretion of discount	—	4,469
Issuance of common stock and warrants in exchange for acquired businesses	1,593	209,093

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Data and Basis of Presentation

Interim Financial Data

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2003.

     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

2. Recent Accounting Pronouncements

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

3. Stock Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net loss attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended

	March 31, 2003	March 31, 2002

Net loss attributable to common stockholders:
Net loss, as reported	$(6,320)	$(114,823)
Total stock based compensation expense determined under fair value based method	3,679	3,700

Pro forma net loss	(9,999)	(118,523)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	931	4,623

Pro forma net loss attributable to common stockholders	$(10,930)	$(123,146)

Basic and diluted loss per common share:
As reported	$(0.12)	$(3.28)
Pro forma	$(0.17)	$(3.38)

     The per share weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $9.61 and $7.82, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

     2003 Option Grants: expected volatility of 54.5% for 2003; risk-free interest rate of 3.96%; dividend yield of 0% and expected lives of four years from the date of grant.

     2002 Option Grants: expected volatility of 66.6% for 2002; risk-free interest rate of 4.01%; dividend yield of 0% and expected lives of four years from the date of grant.

4. Derivative Financial Instruments

     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.

     Cumulus entered into a LIBOR based interest rate swap arrangement in March of 2003 to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The interest rate swap changes the variable-rate cash flow exposure on the long-term notes and revolving facility to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. This swap agreement is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.

     The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three months ended March 31, 2003, approximately $0.1 million of gains in AOCI related to the interest rate swap were reclassified into interest expense as a yield adjustment of the hedged debt obligation, and the balance sheet as of March 31, 2003 reflects other long-term assets of $2.1 million to reflect the fair value of the swap agreement.

     In order to effect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of its operating results. Interest expense for the three months ended March 31, 2003, includes $0.3 million of net gains, and the balance sheet as of March 31, 2003 reflects other long-term liabilities of $0.7 million to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk, and a decrease in the fair value of the option agreement, which represents a reduction of Cumulus’ reported liability.

5. Acquisitions

     Pending Acquisitions

     As of March 31, 2003, the Company was a party to various agreements to acquire 8 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $82.7 million, of which $79.7 million would be paid in cash and $3.0 million would be paid in shares of the Company’s common stock.

     Completed Acquisitions

     During the quarter ended March 31, 2003, the Company completed 2 acquisitions of 13 radio stations in 2 markets for $65.6 million in purchase price. More specifically, the Company acquired 8 stations serving the Macon, Georgia market and 5 stations serving the Ft. Walton Beach, Florida market. Of the $65.6 million required to fund the acquisitions, $1.6 million was funded in the form of shares of Class A Common Stock, and $64.0 million was funded in cash. Intangible assets recognized in the transactions, comprised entirely of broadcast licenses, amounted to $63.0. Fair value of the intangible assets was determined by management using a discounted cash flow approach.

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

     The unaudited consolidated condensed pro forma results of operations data for the three months ended March 31, 2003 and 2002, reflect adjustments as if all acquisitions and dispositions completed during 2002 and during the first quarter of 2003 occurred at January 1, 2002 (dollars in thousands, except per share data):

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net revenues	$57,554	$56,955
Operating income	8,776	7,713
Net loss	(6,340)	(111,329)
Net loss attributable to common stockholders	(7,271)	(115,952)

Basic and diluted loss per common share	$(0.12)	$(1.84)

     Escrow funds of approximately $1.9 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at March 31, 2003 in the accompanying consolidated balance sheet.

     At March 31, 2003 the Company operated 6 stations under local marketing agreements (“LMA”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three months ended March 31, 2003 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or March 31, 2003.

6. Long-Term Debt

     During the three months ended March 31, 2003, the Company completed the repurchase of $30.1 million in aggregate principal of its 10 3/8% Senior Subordinated Notes Due 2008 (“Notes”) for $32.5 million, including repurchase premiums. The Company’s outstanding Notes balance at March 31, 2003 was $102.5 million.

7. Redeemable Preferred Stock

     During the three months ended March 31, 2003, the Company negotiated and completed the repurchase of 4,900 shares of its Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 (“Series A Preferred Stock”) for $5.5 million in cash. A redemption premium of $0.6 million associated with the repurchase during 2003 has been included as a component of preferred stock dividends and redemption premiums in the accompanying Consolidated Statements of Operations. As of March 31, 2003, the Series A Preferred Stock presented on the balance sheet represents 9,268 shares outstanding.

8. Guarantor’s Financial Information

     Certain of the Company’s direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) will provide full and unconditional guarantees for the Company’s Notes on a joint and several basis.

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

	March 31, 2003	December 31, 2002

Current assets	$50,215	$51,876
Noncurrent assets	1,267,186	1,204,664
Current liabilities	10,924	12,382
Noncurrent liabilities	159,391	153,704

	Three Months Ended

	March 31, 2003	March 31, 2002

Net revenue	$57,555	$44,722
Operating expenses	40,669	33,163
Net income (loss) before the cumulative effect of a change in accounting principle	7,509	(53,552)

9. Earnings Per Share

     The following table sets forth the computation of basic loss per share for the three-month periods ended March 31, 2003 and 2002 (dollars in thousands, except per share data).

	Three Months Ended

	March 31, 2003	March 31, 2002

Numerator:
Net loss before cumulative effect of a change in accounting principle	$(6,320)	$(73,123)
Preferred stock dividends and accretion of discount	(931)	(4,623)

Numerator for basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(7,251)	$(77,746)
Denominator:
Denominator for basic and diluted loss per common share — weighted average shares	63,008	36,380

Basic and diluted loss per common share – before the cumulative effect of a change in accounting principle	$(0.12)	$(2.14)
Cumulative effect of a change in accounting principle	—	(1.14)

Basic and diluted loss per common share	$(0.12)	$(3.28)

     The Company has issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. In addition, the Company has issued warrants to purchase shares of common stock in connection with securing certain financing arrangements and related to certain acquisitions. At March 31, 2003 and 2002 there were options and warrants issued to purchase the following classes of common stock:

	March 31,	March 31,
	2003	2002

Options to purchase Class A Common Stock	6,690,744	4,383,308
Options to purchase Class C Common Stock	2,313,642	2,657,392
Warrants to purchase Class A Common Stock	—	407,461
Warrants to purchase Class A or B Common Stock	—	706,424

     Earnings per share assuming dilution has not been presented as the effect of the options and warrants would be antidilutive for the three months ended March 31, 2003 and 2002.

10. Commitments and Contingencies

     As of March 31, 2003 the Company has entered into various asset purchase agreements to acquire radio stations. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the pending acquisitions with cash on hand, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $1.9 million in purchase price.

     As previously disclosed, the Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of

1999. On May 20, 2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company’s Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company’s Class A common stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. Of the 240,000 shares of Class A common stock to be issued under the settlement, 60,000 shares were initially issued in June 2002, 32,849 shares were issued during the first quarter of 2003 and the remaining 147,151 shares are expected to be issued by the end of June 2003. On January 14, 2003, the court issued an order authorizing the settlement agent to distribute the cash and shares to the class members. As a result, the cash portion of the settlement was distributed by the settlement agent to the class members in February 2003.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

11. Subsequent Events

     On April 1, 2003, the Company announced that it had signed an Acquisition Agreement to purchase four stations serving the Huntsville, Alabama market for $22.0 million in shares of the Company’s Class A Common stock.

     On April 30, 2003, the Company announced the successful completion of a tender offer and consent solicitation relating to its outstanding Notes. In the tender, $88.8 million in principal amount of the Notes were repurchased by the Company and canceled, leaving $13.7 million of the Notes outstanding. Pursuant to the consent solicitation, substantially all of the restrictive covenants in the indenture governing the Notes were eliminated. The outstanding Notes may be called for redemption by the Company at any time after July 1, 2003. Concurrently with the completion of the tender offer and consent solicitation, the Company received financing in the form of a new $325.0 million Tranche C term loan under its existing credit agreement. Cumulus used the proceeds from the Tranche C term loan to pay the consideration for the tendered Notes and the consents that were delivered, and to repay the $175.0 million Tranche B term loan outstanding, and $30 million in outstanding revolving loan borrowings, under its existing credit agreement. For the second quarter of 2003, the Company will record losses on the early extinguishment of debt of approximately $11.1 million related to the refinancing and Notes repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the consolidated financial condition and results of operations of Cumulus Media Inc. (“Cumulus,” “us” or the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this quarterly report. This discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this quarterly report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, the inability of the Company to renew one or more of its broadcast licenses, changes in interest rates, consummation of the Company’s pending acquisitions, integration of the pending acquisitions, the ability of the Company to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. Many of these risks and uncertainties are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

Overview

     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of March 31, 2003, we owned and operated 254 stations in 54 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 6 stations in 7 U.S. markets. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States based on 2002 pro forma net revenues. We will own and operate a total of 268 radio stations (196 FM and 72 AM) in 55 U.S. markets upon consummation of our pending acquisitions.

Advertising Revenue and Station Operating Income

     Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally one, two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the three months ended March 31, 2003 and 2002. We continually seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During each of the three months ended March 31, 2003 and 2002, 85% and 87% of our revenues were from local advertising, respectively. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

     Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income and EBITDA. See the definition of both of these non-GAAP measures, as well as a quantitative reconciliation of each to their most directly comparable financial measures calculated and presented in accordance with GAAP, as well as a description of the reasons for their presentation, that follows in this section.

Results of Operations

     The following table presents summary historical consolidated financial information and other supplementary data of Cumulus for the three months ended March 31, 2003 and 2002.

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2003	March 31, 2002

STATEMENT OF OPERATIONS DATA:
Net broadcast revenue	$57,975	$45,116
Stations operating expenses excluding depreciation & amortization	41,067	33,607
Depreciation and amortization	4,717	4,173
LMA fees	93	85
Corporate general and administrative (excluding non-cash stock compensation expense)	3,395	3,548
Non-cash stock compensation	30	162
Restructuring charges	(57)	—
Operating income	8,730	3,541
Interest expense, net	(6,097)	(6,775)
Loss on early extinguishment of debt	(3,126)	(6,291)
Other expense, net	(26)	(1,194)
Income tax expense	(5,801)	(62,404)
Loss before the cumulative effect of change in accounting principle	(6,320)	(73,123)
Cumulative effect of change in accounting principle, net of tax	—	(41,700)
Net loss	(6,320)	(114,823)
Net loss attributable to common stockholders	(7,251)	(119,446)
OTHER DATA:
Station operating income (1)	16,908	11,509
Station operating income margin	29.2%	25.5%
EBITDA (2)	13,513	7,961
Cash flows related to:
Operating activities	7,998	7,153
Investing activities	(66,587)	(121,136)
Financing activities	2,700	123,999
Capital expenditures	1,619	2,309

(1)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows in this section.

(2)	EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation and restructuring charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use EBITDA, as defined above, as one of the key measurements of operating efficiency, overall financial performance and profitability. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt pay taxes, fund capital expenditures and fund acquisitions after the incurrence of corporate general and administrative expenses, because EBITDA is independent of the actual leverage employed by the business. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. EBITDA differs significantly from cash flows from operating activities. Cash flows from operating activities is net of interest and LMA fees paid and is a more comprehensive determination of periodic income on a cash basis. In contrast, EBITDA is derived from accrual basis income and is not adjusted for cash invested in working capital. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of EBITDA to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows in this section.

Three Months Ended March 31, 2003 Versus the Three Months Ended March 31, 2002.

     Net Revenues. Net revenues increased $12.9 million, or 28.5%, to $58.0 million for the three months ended March 31, 2003 from $45.1 million for the three months ended March 31, 2002. This increase was primarily attributable to net revenues associated with radio station acquisitions consummated subsequent to March 31, 2002, a full quarter of net revenues associated with acquisitions consummated during the three months ended March 31, 2002 and increases in local and national advertising revenue in the current year as compared with the prior year.

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $1.3 million or 2.9% to $45.5 million for the three months ended March 31, 2003, compared to same station net revenues of $44.3 million for the three months ended March 31, 2002. The increase in same station net revenue was primarily attributable to increases in local and national advertising revenue.

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $7.5 million, or 22.2%, to $41.1 million for the three months ended March 31, 2003 from $33.6 million for the three months ended March 31, 2002. This increase was primarily attributable to station operating expenses associated with radio station acquisitions consummated subsequent to March 31, 2002 and a full quarter of station operating expenses associated with acquisitions consummated during the three months ended March 31, 2002.

     On a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $0.8 million, or 2.4%, to $33.6 million for the three months ended March 31, 2003 compared to $32.8 million for the three months ended March 31, 2002. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to slightly higher variable selling costs offset by savings in programming personnel costs.

     Depreciation and Amortization. Depreciation and amortization increased $0.5 million, or 13.0%, to $4.7 million for the three months ended March 31, 2003 compared to $4.2 million for the three months ended March 31, 2002. This increase was primarily attributable to depreciation and amortization associated with radio station acquisitions consummated subsequent to March 31, 2002 and a full quarter of depreciation and amortization on radio station acquisitions consummated during the three months ended March 31, 2002.

     LMA Fees. LMA fees totaled $0.1 million for the three months ended March 31, 2003 and were consistent with LMA fees incurred in the prior year.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.2 million, or 4.3%, to $3.4 million for the three months ended March 31, 2003 compared to $3.5 million for the three months ended March 31, 2002. The decrease in Corporate expenses was primarily the result of lower current year legal and professional fee expenses.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $0.7 million, or 10.0%, to $6.1 million for the three months ended March 31, 2003 compared to $6.8 million for the three months ended March 31, 2002. This decrease was primarily attributable to a gain realized in connection with the adjustment of a derivative instrument to fair market value ($0.3 million of decrease) and lower outstanding amounts of the Company’s 10 3/8% Senior Subordinated Notes Due 2008 (“Notes”), and, as a result, lower interest expense.

     Loss on Early Extinguishment of Debt. The Company recognized losses on the early extinguishment of debt of $3.1 million for the three months ended March 31, 2003, compared with $6.3 million of losses in the prior year. Losses in the current year relate to the repurchase of $30.1 million of the Notes and consist of $2.4 million of repurchase premiums and a $0.7 million write-off of a portion of the related debt issuances costs. In the prior year, the Company completed the syndication and arrangement of a new $400.0 million credit facility. Proceeds from the new credit facility were used to refinance amounts outstanding under the Company’s pre-existing credit facility. In connection with the retirement of its pre-existing credit facility, the Company wrote-off $6.3 million of previously capitalized debt issuance costs.

     Other Expense, Net. Other expense, net, decreased $1.2 million for the three months ended March 31, 2003 compared to the prior year. Other expense, net, in the prior year was primarily the result of the remeasurement of the stock issuance portion of the Company’s liability under a proposed agreement to settle certain class action lawsuits ($0.4 million) and expense realized related to amounts due in connection with the previous sale of stations ($0.8 million).

     Income Taxes. Income tax expense decreased by $56.6 million, to $5.8 million for the three months ended March 31, 2003 compared to income tax expense of $62.4 million for the three months ended March 31, 2002. Tax expense in the current year is the result of valuation allowances established against net operating loss carry-forwards generated during the period. Tax expense in the prior year is comprised of 1) a $57.9 non-cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets as a result of the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142 and related effect on the realizability of the Company’s deferred tax assets, and 2) $4.5 million of deferred tax expense recorded to establish a valuation allowance against net operating loss carry-forwards generated during the prior year period.

     Cumulative Effect of a Change in Accounting Principle. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the Statement. The Company adopted the provisions of SFAS No. 142 on January 1, 2002 and, as required by the statement, conducted an evaluation of its intangible assets with indefinite lives during the first quarter of 2002. Based on the results of its evaluation, the Company recorded a non-cash impairment charge during the three months ended March 31, 2002, to write down the carrying value of certain of its intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. This impairment loss was recognized as a cumulative effect of a change in accounting principle, net of tax, in accordance with the Statement.

     Preferred Stock Dividends and Accretion of Discount. Preferred stock dividends and accretion of discount of preferred stock decreased $3.7 million, or 79.9%, to $0.9 million for the three months ended March 31, 2003 compared to $4.6 million for the three months ended March 31, 2002. This decrease was attributable to lower accrued dividends for the quarter as compared with prior year due to fewer outstanding shares of the issue. This decrease was partially offset by a $0.6 million redemption premium recognized as a result of the repurchase of 4,900 shares of the issue during the current year.

     Net Loss Attributable to Common Stock. As a result of the factors described above, net loss attributable to common stock decreased $112.2 million to $7.3 million for the three months ended March 31, 2003 compared to $119.4 million for the three months ended March 31, 2002.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $5.4 million, or 46.9%, to $16.9 million for the three months ended March 31, 2003 compared to $11.5 million for the three months ended March 31, 2002. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows in this section.

     EBITDA. As a result of the increase in station operating income and decrease in corporate, general and administrative expenses described above, EBITDA increased $5.6 million, or 69.7%, to $13.5 million for the three months ended March 31, 2003 compared to $8.0 million for the three months ended March 31, 2002. EBITDA consists of operating income (loss) before depreciation, amortization, LMA fees, non-cash stock compensation and restructuring charges. Although EBITDA is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use EBITDA, as defined above, as one of the key measurements of operating efficiency, overall financial performance and profitability. Conceptually, EBITDA measures the amount of income generated each period that could be used to service debt pay taxes, fund capital expenditures and fund acquisitions after the incurrence of corporate general and administrative expenses, because EBITDA is independent of the actual leverage employed by the business. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. EBITDA differs significantly from cash flows from operating activities. Cash flows from operating activities is net of interest and LMA fees paid and is a more comprehensive determination of periodic income on a cash basis. In contrast, EBITDA is derived from accrual basis income and is not adjusted for cash invested in working capital. As EBITDA is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of EBITDA to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows in this section.

     Reconciliation of Non-GAAP Financial Measures. The following table reconciles operating income (loss) from the accompanying consolidated statements of operations to EBITDA and Station Operating Income:

	Three Months Ended

	March 31, 2003	March 31, 2002

Operating income	$8,730	$3,541
Non cash compensation expense	30	162
Restructuring charges	(57)	—
LMA fees	93	85
Depreciation and amortization	4,717	4,173

EBITDA	$13,513	$7,961
Corporate general and administrative	3,395	3,548

Station Operating Income	$16,908	$11,509

     Intangible Assets. Intangible assets, net of amortization, were $1,180.9 million and $1,117.8 million as of March 31, 2003 and December 31, 2002, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the three months ended March 31, 2002 is attributable to acquisitions completed during the quarter. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001 and 2000, the Company recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal need for funds has been to fund the acquisition of radio stations and to a lesser extent, working capital needs, capital expenditures, repurchases of Preferred Stock and the Notes and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit agreements, and cash flows from operations. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under the existing Credit Facility, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.

     For the three months ended March 31, 2003, net cash provided by operating activities increased $0.8 million to $8.0 million from net cash provided by operating activities of $7.2 million for the three months ended March 31, 2002. This increase was due primarily to a reduction in net cash utilized for working capital when compared to the three months ended March 31, 2002.

     For the three months ended March 31, 2003, net cash used in investing activities decreased $54.5 million to $66.6 million from net cash used in investing activities of $121.1 million for the three months ended March 31, 2002. The decrease in net cash used in investing activities was primarily the result of decreased acquisition and capital expenditure activity in the current year.

     For the three months ended March 31, 2003, net cash provided by financing activities decreased $121.3 million to $2.7 million compared to $124.0 million during the three months ended March 31, 2002. The net cash provided by financing activities during the current year was primarily the result of $8.8 million in proceeds from the issuance of common stock in connection with certain warrants exercised by the holders during the period, partially offset by cash paid to repurchase Series A Preferred Stock. Net cash provided by financing activities in the prior year was primarily the result of borrowings made by the Company under a new credit facility, partially offset by the payoff of the Company’s pre-existing credit facility.

     Historical Acquisitions. During the three months ended March 31, 2003, the Company completed 2 acquisitions across 2 markets having an aggregate purchase price of $65.6 million. Of the $65.6 million required to fund the acquisitions, $1.6 million was provided in Class A Common Stock and $64.0 million was funded in cash.

     Pending Acquisitions. As of March 31, 2003, the Company was a party to various agreements to acquire 8 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $82.7 million, of which $79.7 million would be paid in cash and $3.0 million would be paid in shares of the Company’s common stock. On April 1, 2003, the Company announced that it had signed an agreement to purchase four stations serving the Huntsville, Alabama market for $22.0 million in Class A Common stock. We intend to finance the cash portion of the pending acquisitions with cash on hand, cash flows from operations, the proceeds of borrowings under our Credit Facility or future credit facilities and other sources to be identified. The ability of the Company to complete the pending acquisitions is dependent upon on the Company’s ability to obtain additional equity and/or debt financing on favorable terms, if at all. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. As of March 31, 2003, $1.9 million of escrow deposits were outstanding related to pending transactions. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could be liable for approximately $1.9 million in purchase price.

     We expect to consummate most of our pending acquisitions during the second half of 2003, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. There can be no assurance that the Company will be able to obtain such financing.

     Sources of Liquidity. We financed our 2003 cash acquisitions primarily with the proceeds of borrowings under our credit facility.

     On March 28, 2002, the Company completed the arrangement and syndication of a $400.0 million credit facility (the “Credit Facility”). Prior to the closing of the Credit Facility, the Company funded its acquisitions through, among other sources, a $225.0 million senior credit facility. Proceeds of the Credit Facility were used to refinance amounts outstanding under the old credit facility and to finance the cash portions of acquisitions.

     Through the end of the first quarter of 2003, the Credit Facility provided for aggregate principal borrowings of $400.0 million and consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $175.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. Upon closing of the Credit Facility, the Company drew down the seven-year term loan facility of $112.5 million and the eight-year term loan facility of $175.0 million in their entirety. During the three months ended March 31, 2003, the Company drew down $43.0 million from the seven-year revolving commitment. Proceeds from the revolver borrowing were used to complete acquisitions in January 2003. Of the $43.0 million in borrowings, $13.0 million was repaid prior to March 31, 2003. As of March 31, 2003, $317.5 million was outstanding under the Credit Facility.

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

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 3.75% as of March 31, 2003) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Facility, 1.31% as of March 31, 2003) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At March 31, 2003 the Company’s effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the Credit Facility was 3.9%.

     In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300 million of its current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at March 31, 2003, the Company’s effective interest rate on loan amounts outstanding under the Credit Facility is 4.4%.

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

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At March 31, 2003, the Company was in compliance with such financial and operating covenants.

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

     Concurrently with the completion of the tender offer for its outstanding Notes and the related consent solicitation described below, the Company received financing in the form of a new $325.0 million Tranche C term loan under an amendment and restatement of its Credit Facility. Cumulus used the proceeds from the Tranche C term loan to pay the consideration for the tendered Notes and the consents that were delivered, and to repay the $175.0 million Tranche B term loan outstanding, and $30 million in outstanding revolving loan borrowings, under the Credit Facility. For the second quarter of 2003, the Company will record losses on the early extinguishment of debt of approximately $11.1 million related to the refinancing and Notes repurchases.

     We previously issued $160.0 million in aggregate principal amount of our Notes. During the fourth quarter of 2002 and the first quarter of 2003, the Company completed the repurchase of $57.5 million in aggregate principal of its Notes. Related to the $30.1 million in aggregate principal of the Notes purchased during the three months ended March 31, 2003, the Company paid a related premium of $2.4 million. The Company’s outstanding Notes balance at March 31, 2003 was $102.5 million. Subsequent to the end of the first quarter of 2003, the Company announced the successful completion of a tender offer and consent solicitation relating to its outstanding Notes. In the tender, $88.8 million in principal amount of the Notes were repurchased by the Company and canceled, leaving $13.7 million of the Notes outstanding. Pursuant to the consent solicitation, substantially all of the restrictive covenants in the indenture governing the Notes were eliminated. The outstanding Notes may be called for redemption by the Company at any time after July 1, 2003. The remaining outstanding Notes are our general unsecured obligations and are subordinated in right of payment to all our existing and future senior debt (including obligations under our credit facility). Interest on the remaining outstanding Notes is payable semi-annually in arrears.

     We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until March 31, 2002, we issued an additional $41.9 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for (1) a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999 and (2) a $4.6 million cash dividend paid on April 2, 2002 to holders of record on March 15, 2002 for the period commencing January 1, 2002 and ending March 31, 2002, (3) a $4.6 million cash dividend paid on June 28, 2002 to holders of record on June 14, 2002 for the period commencing April 1, 2002 and ending June 30, 2002, (4) a $2.6 million cash dividend paid on October 1, 2002 to holders of record on September 15, 2002 for the period commencing on July 1, 2002 and ending September 30, 2002, (5) a $0.5 million cash dividend paid on January 2, 2003 to holders of record on December 15, 2002 for the period commencing on October 1, 2002 and ending December 31, 2002 and (6) a $0.3 million cash dividend paid on April 1, 2003 to holders of record on March 15, 2003 for the period commencing on January 1, 2003 and ending March 31, 2003.

     During the third and fourth quarter of 2002 and the first quarter of 2003, the Company negotiated and completed the repurchase of 125,221 shares of its Series A Preferred Stock for $140.8 million in cash. A redemption premium of $0.6 million associated with the repurchases of 4,900 shares during the three months ended March 31, 2003 has been included as a component of preferred stock dividends and redemption premiums in the accompanying Consolidated Statements of Operations. The Company’s Series A Preferred Stock balance as of March 31, 2003 totaled $9.3 million.

     The shares of Series A Preferred Stock are subject to mandatory redemption on July 1, 2009 at a price equal to 100% of the liquidation preference plus any and all accrued and unpaid cumulative dividends.

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2003 (dollars in thousands):

Payments Due By Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$420,157	$7,402	$42,927	$48,552	$321,276
Acquisition obligations	78,740	78,740	—	—	—
Operating leases	36,025	7,429	11,515	7,416	9,665
Other operating contracts	6,301	6,301	—	—	—

Total Contractual Cash Obligations	$541,223	$99,872	$54,442	$55,968	$330,941

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period

Other Commercial	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Commitments:	Committed	1 Year	Year	Years	Years

Letter of Credit(1)	$3,916	$3,916	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s borrowings under its Credit Facility bear interest at variable rates. In March 2003, the Company entered into a fixed rate interest rate swap agreement designed to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in interest rates. This swap agreement, which has a total notional amount of $300 million, will expire in March 2006.

     In the event of an adverse change in interest rates, management would likely take actions, in addition to the interest rate swap agreement discussed above, to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company from time to time is involved in various legal proceedings that are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any such proceedings would have a material adverse effect on its overall financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

(a)	Exhibits

99.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: May 15, 2003	By:	/s/ Martin R. Gausvik

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

Date:May 15, 2003

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

Date:May 15, 2003

	By:	/s/ Martin R. Gausvik

Martin R. Gausvik Executive Vice President, Treasurer and Chief Financial Officer