Form 10-Q
period 2003-06-30
CUMULUS MEDIA INC
filed 2003-08-14
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003.

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

     As of July 31, 2003, the registrant had outstanding 65,147,629 shares of common stock consisting of (i) 50,551,380 shares of Class A Common Stock; (ii) 13,951,378 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002
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
Signatures
Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$29,384	$60,380
Restricted cash	—	13,000
Accounts receivable, less allowance for doubtful accounts of $2,307 and $2,337 respectively	51,970	47,367
Prepaid expenses and other current assets	8,496	9,525
Deferred tax assets	1,156	1,156

Total current assets	91,006	131,428
Property and equipment, net	89,417	92,064
Intangible assets, net	1,183,222	1,117,842
Other assets	10,574	14,180

Total assets	$1,374,219	$1,355,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,845	$45,165
Current portion of long-term debt	11,715	5,558
Other current liabilities	883	458

Total current liabilities	35,443	51,181
Long-term debt	437,427	414,704
Other liabilities	4,374	1,941
Deferred income taxes	163,636	152,680

Total liabilities	640,880	620,506

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 9,268 and 14,168 shares issued and outstanding, respectively	9,268	14,168

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 9,268 and 14,168 shares of Series A Cumulative Exchangeable Preferred Stock issued and outstanding, respectively	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 49,296,280 and 48,843,191 shares issued and outstanding	493	488
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 13,951,378 and 13,244,954 shares issued and outstanding	140	132
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Accumulated other comprehensive income	(2,845)	—
Additional paid-in-capital	897,879	884,284
Accumulated deficit	(161,618)	(154,086)
Loan to officers	(9,984)	(9,984)

Total stockholders’ equity	724,071	720,840

Total liabilities and stockholders’ equity	$1,374,219	$1,355,514

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues	$81,929	$77,244	$145,567	$126,759
Less: agency commissions	(7,409)	(7,240)	(13,072)	(11,640)

Net revenues	74,520	70,004	132,495	115,119
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $784, $505, $1,422 and $856, respectively)	44,053	41,052	85,121	74,659
Depreciation and amortization	4,760	4,748	9,477	8,920
LMA fees	538	172	631	257
Corporate general and administrative (excluding non-cash stock compensation (income) expense of $229, $(105), $258 and $57, respectively)	3,455	3,431	6,849	6,979
Non-cash stock compensation	229	(105)	258	57
Restructuring charges	(127)	—	(183)	—

Total operating expenses	52,908	49,298	102,153	90,872

Operating income	21,612	20,706	30,342	24,247

Nonoperating income (expense):
Interest expense	(6,347)	(8,325)	(12,664)	(15,351)
Interest income	170	374	391	624
Loss on early extinguishments of debt	(11,107)	—	(14,233)	(6,291)
Other income (expense), net	(131)	2,674	(157)	1,480

Total nonoperating expenses, net	(17,415)	(5,277)	(26,663)	(19,538)

Income before income taxes	4,197	15,429	3,679	4,709
Income tax expense	(5,409)	(5,386)	(11,210)	(67,790)

Income (loss) before the cumulative effect of a change in accounting principle, net of tax	(1,212)	10,043	(7,531)	(63,081)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(41,700)

Net income (loss)	(1,212)	10,043	(7,531)	(104,781)
Preferred stock dividends and redemption premiums	318	4,623	1,250	9,245

Net income (loss) attributable to common stockholders	$(1,530)	$5,420	$(8,781)	$(114,026)

Basic income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$(0.02)	$0.10	$(0.14)	$(1.56)
Cumulative effect of a change in accounting principle	—	—	—	(0.90)

Income (loss) per common share	$(0.02)	$0.10	$(0.14)	$(2.46)

Diluted income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$(0.02)	$0.09	$(0.14)	$(1.56)
Cumulative effect of a change in accounting principle	—	—	—	(0.90)

Income (loss) per common share	$(0.02)	$0.09	$(0.14)	$(2.46)

Weighted average basic common shares outstanding	63,786,284	56,066,509	63,399,275	46,277,704

Weighted average diluted common shares outstanding	63,786,284	59,296,615	63,399,275	46,277,704

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net loss	$(7,531)	$(104,781)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	41,700
Write-off of debt issue costs	4,083	6,291
Depreciation	8,980	8,172
Amortization of intangible assets and other assets	768	1,590
Provision for doubtful accounts	1,422	856
Adjustment of the fair value of derivative instruments	121	—
Loss/(gain) on sale of assets or stations	118	(4,339)
Stock issuance portion of litigation settlement	—	1,325
Deferred taxes	10,957	67,790
Non-cash stock compensation	258	57
Adjustment of restructuring charges	(183)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	13,000	—
Accounts receivable	(6,025)	(12,541)
Prepaid expenses and other current assets	1,029	1,475
Accounts payable and accrued expenses	(18,188)	11,243
Other assets	(442)	(425)
Other liabilities	(544)	(567)

Net cash provided by operating activities	7,823	17,846

Cash flows from investing activities:
Acquisitions	(65,295)	(123,373)
Dispositions	715	4,149
Escrow deposits on pending acquisitions	(25)	(316)
Capital expenditures	(4,235)	(4,705)
Acquisition costs and other	(2,012)	(3,380)

Net cash used in investing activities	(70,852)	(127,625)

Cash flows from financing activities:
Proceeds from revolving line of credit	368,000	287,500
Payments on revolving line of credit	(220,219)	(159,813)
Payments for repurchase of 10 3/8% Senior Subordinated Notes	(118,891)	—
Payments on promissory notes	—	(12)
Payments for debt issuance costs	—	(3,731)
Payment of dividends on Series A Preferred Stock	(806)	(9,245)
Payments for redemption of preferred stock	(5,512)	—
Proceeds from issuance of common stock	9,461	199,237

Net cash provided by financing activities	32,033	313,936

Increase (decrease) in cash and cash equivalents	(30,996)	204,157
Cash and cash equivalents at beginning of period	$60,380	$5,308
Cash and cash equivalents at end of period	$29,384	$209,465
Non-cash operating and financing activities:
Trade revenue	$8,326	$6,838
Trade expense	7,802	6,382
Assets acquired through notes payable	—	2,387
Preferred stock dividends paid in kind, deemed dividends and accretion of discount	—	4,469
Issuance of common stock and warrants in exchange for acquired businesses	1,593	209,093

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Data

     Interim Financial Data

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc., referred to as the Company, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2003.

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

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) attributable to common stockholders:
Net income (loss), as reported	$(1,212)	$10,043	$(7,531)	$(104,781)
Add: Stock-based compensation expense included in reported net income	229	(105)	258	57
Deduct: Total stock based compensation expense determined under fair value-based method	(3,910)	(3,595)	(7,618)	(7,457)

Pro forma net income (loss)	(4,893)	6,343	(14,891)	(112,181)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	318	4,623	1,250	9,245

Pro forma net income (loss) attributable to common stockholders	$(5,211)	$1,720	$(16,141)	$(121,426)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Basic income (loss) per common share:
As reported	$(0.02)	$0.10	$(0.14)	$(2.46)
Pro forma	$(0.08)	$0.03	$(0.25)	$(2.62)
Diluted income (loss) per common share:
As reported	$(0.02)	$0.09	$(0.14)	$(2.46)
Pro forma	$(0.08)	$0.03	$(0.25)	$(2.62)

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

     Cumulus entered into a LIBOR-based interest rate swap arrangement in March of 2003 to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The interest rate swap changes the variable-rate cash flow exposure on the long-term notes and revolving facility to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. This swap agreement is accounted for as a qualifying cash flow hedge of the future variable-rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.

     The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three and six months ended June 30, 2003, approximately $0.5 million and $0.6 million of gains, respectively, in AOCI related to the interest rate swap were reclassified into interest expense as a yield adjustment of the hedged debt obligation, and the balance sheet as of June 30, 2003 reflects other long-term liabilities of $1.8 million to reflect the fair value of the swap agreement.

     In order to effect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of its operating results. Interest expense for the three and six months ended June 30, 2003 includes $0.5 and $0.1 million of net losses, respectively, and the balance sheet as of June 30, 2003 reflects other long-term liabilities of $1.2 million to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk, and an increase in the fair value of the option agreement, which represents an increase of Cumulus’ reported liability.

5. Acquisitions

     Pending Acquisitions

     As of June 30, 2003, the Company was a party to various agreements to acquire 14 stations across 10 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $107.8 million, of which $77.2 million would be paid in cash and $30.6 million would be paid in shares of the Company’s common stock.

     Completed Acquisitions

     During the quarter ended June 30, 2003, the Company completed one acquisition of two radio stations in one market for $2.4 million in purchase price. Of the $2.4 million required to fund the acquisition, $1.3 million was funded in cash, $0.1 million was paid in capitalizable acquisition costs and $1.0 million had been previously funded as escrow deposits on the pending acquisition.

     Intangible assets recognized in the transaction, comprised entirely of broadcast licenses, amount to $2.2 million. Fair value of the intangible assets was determined by management using a discounted cash flow approach.

     During the quarter ended March 31, 2003, the Company completed 2 acquisitions of 13 radio stations in 2 markets for $65.6 million in purchase price. In those acquisitions, the Company acquired 8 stations serving the Macon, Georgia market and 5 stations serving the Ft. Walton Beach, Florida market. Of the $65.6 million required to fund the acquisitions, $1.6 million was funded in the form of shares of Class A Common Stock, and $64.0 million was funded in cash.

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

     The unaudited consolidated condensed pro forma results of operations data for the three and six months ended June 30, 2003 and 2002, reflecting adjustments as if all acquisitions and dispositions completed during 2002 and during the first and second quarter of 2003 occurred at January 1, 2002, follow (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net revenues	$74,094	$72,790	$131,647	$129,762
Operating income	22,133	21,613	30,921	29,689
Net income (loss)	(1,166)	12,249	(8,458)	(98,391)
Net income (loss) attributable to common stockholders	(1,484)	7,626	(9,708)	(107,636)

Basic income (loss) per common share	$(0.02)	$0.14	$(0.15)	$(2.33)
Diluted income (loss) per common share	$(0.02)	$0.13	$(0.15)	$(2.33)

     Escrow funds of approximately $1.0 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at June 30, 2003 in the accompanying consolidated balance sheet.

     At June 30, 2003 the Company operated ten stations under local marketing agreements (“LMA”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three and six months ended June 30, 2003 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or June 30, 2003.

6. Long-Term Debt

     The Company’s long-term debt consisted of the following at June 30, 2003 and December 31, 2002 (dollars in thousands):

	June 30, 2003	December 31, 2002

Term loan and revolving credit facilities at - 3.50% and 10.07%, respectively	$435,282	$287,500
Senior Subordinated Notes, 10 3/8%, due 2008	13,691	132,582
Other	169	180

	449,142	420,262
Less: Current portion of long-term debt	(11,715)	(5,558)

	$437,427	$414,704

     Tender Offer

     On April 30, 2003, the Company announced the completion of a tender offer and consent solicitation relating to its outstanding 10 3/8% Senior Subordinated Notes Due 2008 (the “Notes”). As of the expiration date of the offer, which was made pursuant to the Offer to Purchase and Consent Solicitation dated April 2, 2003, $88,786,000 in principal amount of the Notes had been tendered and were subsequently accepted and paid for by the Company. After completing the tender offer, $13.7 million in principal amount of the Notes remained outstanding.

     Holders who validly tendered (and did not withdraw) their Notes at or prior to the expiration date of the tender offer received $1,081.80 per $1,000 in principal amount of Notes, which included accrued and unpaid interest on the Notes to, but not including, April 30, 2003. In addition, those holders who validly consented to the proposed amendments to the indenture at or prior to the

Consent Expiration Date received a consent payment of $20.00 per $1,000 in principal amount of Notes, for a total tender offer consideration of $1,101.80 per $1,000 in principal amount of Notes.

     In connection with the tender offer, the Company recorded a loss on the early extinguishment of debt of $8.2 million, comprised of $6.0 million of redemption premiums paid, a $2.0 million write-off of a portion of the related debt issuance costs and $0.2 million of costs related to the completion of the tender offer.

     Refinancing

     On April 28, 2003 the Company completed an amendment and restatement of its existing credit facility, which, among other things, increased the aggregate principal borrowing availability from $400.0 million to $550.0 million. Under the amended and restated agreement, Cumulus received financing in the form of a new eight-year term loan facility of $325.0 million. Cumulus used the proceeds from the eight-year term loan to pay the consideration for the tendered Notes and the consents that were delivered, and to repay the existing eight-year term loan facility of $175.0 million outstanding and $30.0 million of outstanding revolving loan borrowings, under its existing credit agreement.

     As of June 30, 2003 and following scheduled principal repayments of $2.2 million paid on June 30, 2003, $435.3 million was outstanding under the credit facility, consisting of a seven-year term loan facility of $111.1 million and an eight-year term loan facility of $324.2 million.

     In connection with the extinguishments of the $175.0 million eight-year term loan, the Company recorded a loss on the early extinguishment of debt of $2.9 million, comprised of $1.5 million in professional fees and $1.4 million of previously capitalized debt issue costs

7. Guarantor’s Financial Information

     Certain of the Company’s direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) provide full and unconditional guarantees for the Company’s Notes on a joint and several basis.

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

	June 30, 2003	December 31, 2002

Current assets	$55,848	$51,876
Noncurrent assets	1,269,697	1,204,664
Current liabilities	11,236	12,382
Noncurrent liabilities	164,454	153,704

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net revenue	$74,093	$69,495	$131,647	$114,217
Operating expenses	43,635	40,621	84,303	73,784
Net income (loss)	15,459	14,740	22,269	(39,071)

8. Earnings Per Share

     Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

     The following table sets forth the computation of basic and diluted income (loss) per common share for the three and six month periods ended June 30, 2003 and 2002 (in thousands, except per share data).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended June 30,
	June 30, 2003	June 30, 2002	June 30, 2003	2002

Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$(1,212)	$10,043	$(7,531)	$(63,081)
Preferred stock dividends and accretion of discount	(318)	(4,623)	(1,250)	(9,245)

Numerator for basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(1,530)	$5,420	$(8,781)	$(72,326)
Denominator:
Denominator for basic income (loss) per common share:
Weighted average common shares outstanding	63,786	56,067	63,399	46,278
Effect of dilutive securities:
Options	—	2,836	—	—
Warrants	—	394	—	—

Shares applicable to diluted income (loss) per common share	63,786	59,297	63,399	46,278

Basic income (loss) per common share
Income (loss) per common share — before the cumulative effect of a change in accounting principle	$(0.02)	$0.10	$(0.14)	$(1.56)
Cumulative effect a change in accounting principle	—	—	—	(0.90)

Income (loss) per common share	$(0.02)	$0.10	$(0.14)	$(2.46)

Diluted income (loss) per common share:
Income (loss) per common share — before the cumulative effect of a change in accounting principle	$(0.02)	$0.09	$(0.14)	$(1.56)
Cumulative effect a change in accounting principle	—	—	—	(0.90)

Income (loss) per common share	$(0.02)	$0.09	$(0.14)	$(2.46)

     Stock options to purchase 1,677,263 shares of common stock for the three months ended June 30, 2002 were outstanding but not included in the computation of diluted income (loss) per common share because the option exercise price was greater than average market price of the common shares for the period. The following potentially dilutive shares were not included in the computation of diluted income (loss) per common share for the three and six months ended June 30, 2003 and the six month periods ended June 30, 2002 as their effect would be antidilutive:

	June 30,	June 30,
	2003	2002

Options to purchase class A common stock	6,580,008	5,608,849
Options to purchase class C common stock	2,313,642	2,657,392
Warrants to purchase class A common stock	—	374,000
Warrants to purchase class A or B common stock	—	709,333

9. Commitments and Contingencies

     As of June 30, 2003 the Company had entered into various purchase agreements to acquire radio stations in consideration for cash, shares of the Company’s common stock, or a combination thereof. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. We intend to finance the cash portions of pending acquisitions with cash on hand, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing beyond cash reserves. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $1.0 million in purchase price.

     As previously disclosed, the Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On May 20, 2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company’s Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company’s Class A common stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. Of the 240,000 shares of Class A common stock to be issued under the settlement, 60,000 shares were initially issued in June 2002, 90,581 shares were issued during the first and second quarter of 2003 and the remaining 89,419 shares are expected to be issued by the end of September 2003. On January 14, 2003, the court issued an order authorizing the settlement agent to distribute the cash and shares to the class members. As a result, the cash portion of the settlement was distributed by the settlement agent to the class members in February 2003.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

10. Subsequent Events

     On July 3, 2003, the Company completed the redemption of the $13.7 million in aggregate principal of its Notes outstanding at a redemption price of 105.188% of the principal amount, plus accrued interest through July 2, 2003, all in accordance with the terms of the indenture governing the Notes.

     On July 7, 2003, the Company completed the redemption of the 9,268 shares of the 13 3/4% Cumulative Exchangeable Redeemable Series A Preferred Stock due 2009 (the “Preferred Stock”) outstanding and valued at $9.3 million, at a redemption price of 106.875% of the stated value, all in accordance with the terms of the stock designations governing the Preferred Stock.

     On July 21, 2003, the Company completed the acquisition of two radio stations in Nashville, Tennessee for an aggregate purchase price of approximately $65.0 million in cash.

     On July 22, 2003, the Company completed the acquisition of Athens Broadcasting Company, Inc., which owned and operated four stations serving Huntsville, Alabama. The Huntsville stations were acquired in exchange for 1,213,168 shares of the Company’s Class A Common Stock.

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

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of June 30, 2003 we owned and operated 256 stations in 54 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements to ten stations in six U.S. markets (pending FCC approval of their acquisition). We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the eighth largest radio broadcasting company in the U.S. based on 2002 net revenues, pro forma for all pending acquisitions. We will own and operate a total of 270 radio stations (198 FM and 72 AM) in 55 U.S. markets upon consummation of all of our pending acquisitions.

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

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the six months ended June 30, 2003 and 2002. We continually seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2003 and 2002, approximately 85% of our revenues were from local advertising during each period. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

     Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income. See the definition of this non-GAAP measure, as well as a quantitative reconciliation of the measure to its most directly comparable financial measure calculated and presented in accordance with GAAP, as well as a description of the reason for its presentation, that follows in this section.

Results of Operations

     The following table presents summary historical consolidated financial information and other supplementary data of the Company for the three and six months ended June 30, 2003 and 2002.

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

STATEMENT OF OPERATIONS DATA:
Net revenue	$74,520	$70,004	$132,495	$115,119
Stations operating expenses excluding depreciation, amortization and LMA fees	44,053	41,052	85,121	74,659
Depreciation and amortization	4,760	4,748	9,477	8,920
LMA fees	538	172	631	257
Corporate general and administrative (excluding non-cash stock compensation)	3,455	3,431	6,849	6,979
Non-cash stock compensation	229	(105)	258	57
Restructuring charges	(127)	—	(183)	—
Operating income	21,612	20,706	30,342	24,247
Interest expense, net	(6,177)	(7,951)	(12,273)	(14,727)
Loss on early extinguishment of debt	(11,107)	—	(14,233)	(6,291)
Other income (expense), net	(131)	2,674	(157)	1,480
Income tax expense	(5,409)	(5,386)	(11,210)	(67,790)
Income (loss) before the cumulative effect of change in accounting principle, net of tax	(1,212)	10,043	(7,531)	(63,081)
Cumulative effect of change in accounting principle, net of tax	—	—		(41,700)
Net income (loss)	(1,212)	10,043	(7,531)	(104,781)
Net income (loss) attributable to common stockholders	(1,530)	5,420	(8,781)	(114,026)
OTHER DATA:
Station Operating Income (1)	30,467	28,952	47,374	40,460
Station Operating Income margin (2)	40.9%	41.4%	35.8%	35.1%
Cash flows related to:
Operating activities			$7,823	$17,846
Investing activities			(70,852)	(127,625)
Financing activities			32,033	313,936
Capital expenditures			$4,235	$4,705

(1)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a financial measure that is calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of Station

Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows in this section.

(2)	Station Operating Income Margin is defined as Station Operating Income as a percentage of net revenues.

Three Months Ended June 30, 2003 versus the Three Months Ended June 30, 2002.

     Net Revenues. Net revenues increased $4.5 million, or 6.5%, to $74.5 million for the three months ended June 30, 2003, from $70.0 million for the three months ended June 30, 2002. This increase was primarily as a result of revenues associated with station acquisitions completed subsequent to June 30, 2002 and stations operated under the terms of local marketing agreements during periods subsequent to June 30, 2002.

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated since January 1, 2002 decreased $0.8 million or 1.3% to $56.1 million for the three months ended June 30, 2003, compared to same station net revenues of $56.9 million for the three month period ended June 30, 2002. The decrease in same station net revenue was primarily attributable to a 1.5% decrease in same station local revenues and a 2.9% increase in same station national sales.

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $3.0 million, or 7.3%, to $44.1 million for the three months ended June 30, 2003, from $41.1 million for the three months ended June 30, 2002. This increase was primarily a result of expenses associated with station acquisitions completed subsequent to June 30, 2002 and stations operated under the terms of local marketing agreements during periods subsequent to June 30, 2002. The provision for doubtful accounts was $0.8 million for the three months ended June 30, 2003 as compared to $0.5 million during the three months ended June 30, 2002. As a percentage of net revenues, the provision for doubtful accounts was 1% for the three months ended June 30, 2003 and was consistent with the prior year.

     On a same station basis, for the 220 stations in 46 markets operated since January 1, 2002, station operating expenses excluding depreciation, amortization and LMA fees decreased $0.2 million, or 0.9%, to $33.7 million for the three months ended June 30, 2003, compared to $33.9 million for the three months ended June 30, 2002. The nominal decrease in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to lower costs of sales associated with the decrease same station net revenues.

     Depreciation and Amortization. Depreciation and amortization decreased $0.1 million, or 0.3%, to $4.8 million for the three months ended June 30, 2003 compared to $4.7 million for the three months ended June 30, 2002.

     LMA Fees. LMA fees increased $0.4 million, or 213.1%, to $0.5 million for the three months ended June 30, 2003, from $0.2 million for the three months ended June 30, 2002. LMA fees incurred in the current year relate primarily to stations to be acquired and operated under LMA agreements during the quarter in Nashville, Tennessee and Huntsville, Alabama.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.1 million, or 0.7%, to $3.5 million for the three months ended June 30, 2003, compared to $3.4 million for the three months ended June 30, 2002. The nominal increase in Corporate expenses was attributable to higher legal and other professional fee expenses incurred in the current year.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $1.8 million, or 22.3%, to $6.2 million for the three months ended June 30, 2003, compared to $8.0 million for the three months ended June 30, 2002. The decrease in interest expense, net, was primarily due to lower outstanding amounts of the Company’s 10 3/8% Senior Subordinated Notes Due 2008 (“Notes”) during the quarter, and, as a result, lower interest expense. This decrease was partially offset by higher interest costs associated with increased borrowings under the Company’s credit facility.

     Loss on Early Extinguishment of Debt. The Company recognized losses on the early extinguishments of debt of $11.1 million for the three months ended June 30, 2003. Losses during the current quarter relate to the redemption of $88.8 million of the Notes pursuant to a tender offer and consent solicitation completed in April 2003 and the retirement of the Company’s existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003. In connection with the tender offer and the redemption of the Notes, the Company paid $6.0 million in redemption premiums, $0.2 million in professional fees and wrote-off $2.0 million of previously capitalized debt issue costs. Related to the extinguishment of the Company’s $175.0 million eight-year term loan, the Company paid $1.5 million in professional fees and wrote-off $1.4 million of previously capitalized debt issue costs.

     Other Expense, Net. For the three months ended June 30, 2003, the Company incurred other expense, net, of $0.1 million, compared to other income, net of $2.7 million realized in the previous year. Expense in the current year is comprised primarily of losses on the disposal of assets. The prior year income was primarily attributable to gains realized on the sale of stations during the quarter ($4.3 million), offset by expense realized as a result of the re-measurement of the stock issuance portion of the Company’s liability under a settlement agreement related to certain class action lawsuits.

     Income Taxes. Income tax expense totaled $5.4 million for the three months ended June 30, 2003, compared to income tax expense of $5.4 million for the three months ended June 30, 2002. Tax expense in the current year is comprised of $0.3 million of current tax expense and $5.1 million of deferred tax expense related to the establishment of valuation allowances against net operating loss carry-forwards generated during the period. Tax expense in the prior year was comprised entirely of deferred tax expense related to the establishment of valuation allowances against net operating loss carry-forwards generated during the period.

     Preferred Stock Dividends and Redemption Premiums. Preferred stock dividends and accretion of discount of preferred stock decreased $4.3 million, or 93.1%, to $0.3 million for the three months ended June 30, 2003, compared to $4.6 million for the three months ended June 30, 2002. This decrease was attributable to lower accrued dividends for the quarter as compared with the prior year due to fewer outstanding shares of the issue.

     Net Income (Loss) Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders totaled $1.5 million, for the three months ended June 30, 2003, compared to net income attributable to common stockholders of $5.4 million for the three months ended June 30, 2002.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $1.5 million, or 5.2%, to $30.5 million for the three months ended June 30, 2003 compared to $29.0 million for the three months ended June 30, 2002. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a financial measure that is calculated in accordance with GAAP, management believes that it is a measure of performance that is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measures. The following table reconciles operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP from the accompanying consolidated statements of operations, to Station Operating Income:

	Three Months Ended

	June 30, 2003	June 30, 2002

Operating income	$21,612	$20,706
Non-cash stock compensation	229	(105)
Restructuring charges	(127)	—
LMA fees	538	172
Depreciation and amortization	4,760	4,748
Corporate general and administrative	3,455	3,431

Station Operating Income	$30,467	$28,952

Six Months Ended June 30, 2003 versus the Six Months Ended June 30, 2002.

     Net Revenues. Net revenues increased $17.4 million, or 15.1%, to $132.5 million for the six months ended June 30, 2003 from $115.1 million for the six months ended June 30, 2002. This increase was primarily a result of revenues associated with 1) station acquisitions completed at the end of Q1 2002, 2) station acquisitions completed subsequent to June 30, 2002, and 3) stations operated under the terms of local marketing agreements during periods subsequent to June 30, 2002.

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated since January 1, 2002 increased $0.5 million or 0.5% to $101.6 million for the six months ended June 30, 2003, compared to same station net revenues of $101.1 million for the six months ended June 30, 2002. The increase in same station net revenue was primarily attributable to a 5.5% increase in same station national sales.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $10.5 million, or 14.0%, to $85.1 million for the six months ended June 30, 2003, from $74.7 million for the six months ended June 30, 2002. This increase was primarily a result of expenses associated with 1) station acquisitions completed at the end of Q1 2002, 2) station acquisitions completed subsequent to June 30, 2002, and 3) stations operated under the terms of local marketing agreements during periods subsequent to June 30, 2002. The provision for doubtful accounts was $1.4 million for the six months ended June 30, 2003, compared to $0.9 million during the six months ended June 30, 2002. As a percentage of net revenues, the provision for doubtful accounts was 1% for the six months ended June 30, 2003 and was consistent with the prior year.

     On a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $0.5 million, or 0.8%, to $67.3 million for the six months ended June 30, 2003, compared to $66.8 million for the six months ended June 30, 2002. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to slightly higher variable costs of sales associated with increased revenues.

     Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 6.2%, to $9.5 million for the six months ended June 30, 2003, compared to $8.9 million for the six months ended June 30, 2002. This increase is the result of station assets acquired and related depreciation expense incurred related to station acquisitions completed during the six months ended June 30, 2002 and subsequent to June 30, 2002.

     LMA Fees. LMA fees increased $0.4 million, or 145.5%, to $0.6 million for the six months ended June 30, 2003, from $0.3 million for the six months ended June 30, 2002. This increase was primarily attributable to higher LMA fees associated with the current year operation of stations under local marketing agreements in Nashville, Tennessee and Huntsville, Alabama.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.1 million, or 1.9%, to $6.8 million for the six months ended June 30, 2003, compared to $7.0 million for the six months ended June 30, 2002.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $2.5 million, or 16.7%, to $12.3 million for the six months ended June 30, 2003, compared to $14.7 million for the six months ended June 30, 2002. The decrease in interest expense, net, was primarily due to lower outstanding amounts of the Company’s Notes during the current year, and, as a result, lower interest expense. This decrease was partially offset by higher interest costs associated with increased borrowings under the Company’s credit facility.

     Loss on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $14.2 million for the six months ended June 30, 2003 as compared with $6.3 million for the six months ended June 30, 2002. Losses in the current year relate to the repurchase of $30.1 million of the Notes, the redemption of $88.8 million of the Notes as part of a tender offer and consent solicitation completed in April 2003 and the retirement of the Company’s existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003. Related to the open market repurchases of $30.1 million of the Notes, the Company paid $2.4 million in redemption premiums and wrote-off $0.7 million of debt issuance costs. In connection with the tender offer and the redemption of the Notes, the Company paid $6.0 million in redemption premiums, $0.2 million in professional fees and wrote-off $2.0 million of previously capitalized debt issue costs. Related to the extinguishment of the Company’s $175.0 million eight-year term loan, the Company paid $1.5 million in professional fees and wrote-off $1.4 million of previously capitalized debt issue costs. Losses on the early extinguishment of debt in the prior year were the result of the syndication and arrangement of a new credit facility and related retirement and write-off of debt issue costs related to the pre-existing credit facility.

     Other Expense, Net. Other expense, net, totaled $0.2 million for the six months ended June 30, 2003, compared to other income, net of $1.5 million in the prior year. Expense in the current year is comprised primarily of losses on the disposal of assets. The prior year income was primarily the result of gains realized on the sale of stations in the second quarter of 2002 ($4.3 million), offset by expense realized as a result of the remeasurement of the stock issuance portion of the Company’s liability under a settlement agreement related to certain class action lawsuits ($1.3 million) and expense realized related to amounts due in connection with the previous sale of stations ($1.3 million). The stock issuance portion of the settlement liability became fixed on May 20, 2002 when a stipulation of Settlement Agreement was approved in court.

     Income Taxes. Income tax expense totaled $11.2 million for the six months ended June 30, 2003, compared to $67.8 million for the six months ended June 30, 2002. Tax expense in the current year is comprised of $0.3 million of current tax expense and $10.9 million of deferred tax expense related to the establishment of valuation allowances against net operating loss carry-forwards generated during the period. Tax expense in the prior year was comprised of a $57.9 million non-cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets and $9.9 million of deferred tax expense recorded to establish a valuation allowance against net operating loss carry-forwards generated during the period.

     Cumulative Effect of a Change in Accounting Principle. In connection with the Company’s adoption of SFAS No. 142 Goodwill and Other Intangible Assets in 2002, the Company recorded a non cash impairment charge to write down the carrying value of certain of its intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5. For the six months ended June 30, 2002 this impairment loss was recognized as a cumulative effect of a change in accounting principle, net of tax, in accordance with SFAS No. 142.

     Preferred Stock Dividends and Redemption Premiums. Preferred stock dividends and accretion of discount of preferred stock decreased $8.0 million, or 86.5%, to $1.3 million for the six months ended June 30, 2003, compared to $9.2 million for the six months ended June 30, 2002. This decrease was attributable to lower accrued dividends for the current year as compared with the prior year due to fewer outstanding shares of the issue. This decrease was partially offset by a $0.6 million redemption premium recognized as a result of the repurchase of 4,900 shares of the issue during the first quarter of 2003.

     Net Loss Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders decreased $105.2 million to $8.8 million for the six months ended June 30, 2003, compared to $114.0 million for the six months ended June 30, 2002.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $6.9 million, or 17.1%, to $47.4 million for the six months ended June 30, 2003 compared to $40.5 million for the six months ended June 30, 2002. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a financial measure that is calculated in accordance with GAAP, management believes that it is a measure of performance that is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measures. The following table reconciles operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP from the accompanying consolidated statements of operations, to Station Operating Income:

	Six Months Ended

	June 30, 2003	June 30, 2002

Operating income	$30,342	$24,247
Non-cash stock compensation	258	57
Restructuring charges	(183)	—
LMA fees	631	257
Depreciation and amortization	9,477	8,920
Corporate general and administrative	6,849	6,979

Station Operating Income	$47,374	$40,460

     Intangible Assets. Intangible assets, net of amortization, were $1,183.2 million and $1,117.8 million as of June 30, 2003 and December 31, 2002, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the six months ended June 30, 2003 is attributable to acquisitions during the six month period. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001, and 2000, the Company recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal needs for cash have been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, repurchases of Preferred Stock and the Notes and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from offerings of our debt and equity securities and borrowings under credit agreements, and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under the existing Credit Facility, or borrowings that would be available from future financing arrangements or issuances of securities, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.

     For the six months ended June 30, 2003, net cash provided by operating activities decreased $10.0 million, or 56.2%, to $7.8 million from net cash provided by operating activities of $17.8 million for the six months ended June 30, 2002. This decrease was due primarily to an increase in net cash utilized for working capital when compared to the prior year.

     For the six months ended June 30, 2003, net cash used in investing activities decreased $56.8 million, or 44.5%, to $70.9 million from net cash used in investing activities of $127.6 million for the six months ended June 30, 2002. This decrease was due primarily to a decrease in station acquisition activity during the current year.

     For the six months ended June 30, 2003, net cash provided by financing activities decreased $281.9 million, to $32.0 million, compared to net cash provided by financing activities of $313.9 million during the six months ended June 30, 2002. The net cash provided by financing activities during the current year was primarily the result of $9.5 million in proceeds from the issuance of common stock in connection with certain warrants exercised by the holders during the period and net borrowings under the Company’s credit facility ($147.8 million) offset by cash paid to repurchase the Notes ($118.9 million) and Preferred Stock ($5.5 million). Net cash provided by financing activities in the prior year was primarily the result of borrowings under the Company’s credit facility ($127.7 million) and the proceeds of the Company’s offering of 11,500,000 shares of its Class A Common Stock on May 22, 2002 ($199.2 million).

     Historical Acquisitions. During the six months ended June 30, 2003, the Company completed three acquisitions of 15 stations across 3 markets having an aggregate purchase price of $68.0 million. Of the $68.0 million required to fund the acquisitions, $1.6 million was provided in Class A Common Stock, $65.3 million was funded in cash, $0.1 million was paid in capitalizable acquisition costs and $1.0 million had been previously funded as escrow deposits on the pending acquisitions.

     Pending Acquisitions. As of June 30, 2003, the Company was a party to various agreements to acquire 14 stations across 10 markets. The aggregate purchase price of the Company’s pending acquisitions is expected to be approximately $107.8 million, of which $79.7 million would be paid in cash and $30.6 million would be paid in shares of the Company’s common stock. Subsequent to June 30, 2003, the Company completed two additional acquisitions of 6 stations across two markets for an aggregate purchase price of $87.0 million, of which $65.0 million was paid in cash and $22.0 million was paid in shares of Class A Common Stock. We intend to finance the cash portion of the pending acquisitions with cash on hand, cash flows from operations, the proceeds of borrowings under our Credit Facility or future credit facilities and other sources to be identified. The ability of the Company to complete pending acquisitions can be dependent upon the Company’s ability to obtain additional equity and/or debt financing on favorable terms, if at all. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. As of June 30, 2003, $1.0 million of escrow deposits were outstanding related to pending transactions. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could be liable for approximately $1.0 million in purchase price.

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

     Sources of Liquidity. We financed the cash components of our 2003 acquisitions primarily with proceeds of borrowings under our $550.0 million credit facility (the “Credit Facility”).

     On April 28, 2003 the Company completed an amendment and restatement of its existing credit facility, which among other things, increased the aggregate principal borrowing availability from $400.0 million to $550.0 million. Under the amended and restated agreement, Cumulus received financing in the form of a new eight-year term loan facility of $325.0 million. Cumulus used the proceeds from the eight-year term loan to pay the consideration pursuant to a tender offer and consent solicitation relating to its outstanding Notes (discussed further below), and to repay the existing eight-year term loan facility of $175 million outstanding and $30 million of outstanding revolving loan borrowings, under its existing credit agreement.

     The Credit Facility consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $325.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. On June 30, 2003, the Company made scheduled principal payments of $1.4 million on the seven-year term loan facility and $0.8 million on the eight-year term loan facility. As of June 30, 2003, $111.7 million was outstanding under the seven-year term loan facility and $324.2 million was outstanding under the eight-year term loan facility.

     The Company’s obligations under the Credit Facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except the capital stock of BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except Broadcast Software International, and are required to be guaranteed by any additional subsidiaries acquired by the Company.

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 4.0% as of June 30, 2003) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Facility, 1.13% as of June 30, 2003) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At June 30, 2003 the Company’s effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the Credit Facility was 3.5%.

     In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300 million of its current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at June 30, 2003, the Company’s effective interest rate on loan amounts outstanding under the Credit Facility is 4.1%.

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

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At June 30, 2003, the Company was in compliance with such financial and operating covenants.

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

     We previously issued $160.0 million in aggregate principal amount of our Notes. During the fourth quarter of 2002 and the first quarter of 2003, the Company completed the repurchase of $57.5 million in aggregate principal of its Notes. Related to the $30.1 million in aggregate principal of the Notes purchased during the three months ended March 31, 2003, the Company paid a related premium of $2.4 million. In April 2003, the Company completed a tender offer and consent solicitation relating to its outstanding Notes. In the tender, $88.8 million in principal amount of the Notes were repurchased by the Company and canceled, leaving $13.7 million of the Notes outstanding. Pursuant to the consent solicitation, substantially all of the restrictive covenants in the indenture governing the Notes were eliminated. As of June 30, 2003, $13.7 million in aggregate principal amount of the Notes remained outstanding. As permitted by the terms of indenture governing the Notes, the Company called for and completed, the redemption of all of the outstanding Notes on July 3, 2003. The Notes were redeemed at a redemption price of 105.188% of the principal amount, plus accrued interest through July 2, 2003.

     We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we may, at our option, pay dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until March 31, 2002, we issued an additional $41.9 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. After July 1, 2003, dividends may only be paid in cash. To date, all of the dividends on the Series A Preferred Stock have been paid in shares, except for (1) a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999 and (2) a $4.6 million cash dividend paid on April 2, 2002 to holders of record on March 15, 2002 for the period commencing January 1, 2002 and ending March 31, 2002, (3) a $4.6 million cash dividend paid on June 28, 2002 to holders of record on June 14, 2002 for the period commencing April 1, 2002 and ending June 30, 2002, (4) a $2.6 million cash dividend paid on October 1, 2002 to holders of record on September 15, 2002 for the period commencing on July 1, 2002 and ending September 30, 2002, (5) a $0.5 million cash dividend paid on January 2, 2003 to holders of record on December 15, 2002 for the period commencing on October 1, 2002 and ending December 31, 2002, (6) a $0.3 million cash dividend paid on April 1, 2003 to holders of record on March 15, 2003 for the period commencing on January 1, 2003 and ending March 31, 2003 and (7) a $0.3 million cash dividend paid on July 1, 2003 to holders of record on June 15, 2003 for the period commencing on April 1, 2003 and ending June 30, 2003.

     During the third and fourth quarter of 2002 and the first quarter of 2003, the Company negotiated and completed the repurchase of 125,221 shares of its Series A Preferred Stock for $140.8 million in cash. A redemption premium of $0.6 million associated with the repurchases of 4,900 shares during the three months ended March 31, 2003 has been included as a component of preferred stock dividends and redemption premiums in the accompanying Consolidated Statements of Operations. The Company’s Series A Preferred Stock balance as of June 30, 2003 totaled $9.3 million.

     On July 7, 2003 the Company completed the redemption of all outstanding shares of the Series A Preferred Stock. The 9,268 shares outstanding were redeemed at a redemption price of 106.875% plus accrued dividends through July 6, 2003, all in accordance with the terms and conditions of the stock designations governing the Series A Preferred Stock.

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of June 30, 2003 (dollars in thousands):

Payments Due By Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$449,142	$11,715	$47,333	$51,552	$338,542
Acquisition obligations	77,160	77,160	—	—	—
Operating leases	36,023	7,614	11,217	7,057	10,135
Other operating contracts	4,726	4,726	—	—	—

Total Contractual Cash Obligations	$567,051	$101,215	$58,550	$58,609	$348,677

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period

Other Commercial		Less Than	1 to 3	4 to 5	After 5
Commitments:	Total	1 Year	Years	Years	Years

Letter of Credit(1)	$5,906	$5,906	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s borrowings under its Credit Facility bear interest at variable rates. In March 2003, the Company entered into a fixed-rate interest rate swap agreement designed to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in interest rates. This swap agreement, which has a total notional amount of $300 million, will expire in March 2006.

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

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

     There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

     The 2003 annual meeting of stockholders of the Company was held on May 2, 2003. Ralph B. Everett and Holcombe T. Green, Jr. were re-elected as Class I directors of the Company.

     The results of voting on the proposals submitted for approval at the annual meeting of the shareholders were as follows:

Proposal No. 1 (Election of Directors)

Nominee	Class	For	Abstain/Withheld

Ralph B. Everett	Class I	30,524,914	16,350,754
Holcombe T. Green, Jr.	Class I	45,556,959	1,318,709

Proposal No. 2 (Approve the Appointment of KPMG LLP as Independent Auditors for the year ending December 31, 2003)

For	Against	Broker Non-Votes	Abstain/Withheld

45,840,321	1,032,088	—	3,259

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

     (a)  Exhibits

10.1	Amendment and Restatement Agreement, dated as of April 28, 2003, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, including the Credit Agreement, dated as of March 28, 2003, as amended and restated as of April 28, 2003, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

10.2	Second Supplemental Indenture, dated as of April 30, 2003, between Cumulus Media Inc. and U.S. Bank National Association, as Trustee.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

     On April 2, 2003, the Company filed a Current Report on Form 8-K (Items 5 and 7) announcing the commencement of a tender offer for its 10 3/8% Senior Subordinated Notes Due 2008.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: August 14, 2003	By:	/s/ Martin R. Gausvik

Executive Vice President, Treasurer and Chief Financial Officer