Form 10-Q
period 2003-09-30
CUMULUS MEDIA INC
filed 2003-11-14
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from to

Commission File Number 000-24525

CUMULUS MEDIA INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3535 Piedmont Road, Building 14, Fl 14, Atlanta, GA (Address of principal executive offices)	36-4159663 (I.R.S. Employer Identification No.) 30305 (Zip code)

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

     As of October 31, 2003, the registrant had outstanding 65,271,659 shares of common stock consisting of (i) 52,996,029 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$5,192	$60,380
Restricted cash	—	13,000
Accounts receivable, less allowance for doubtful accounts of $2,398 and $2,337 respectively	51,047	47,367
Prepaid expenses and other current assets	11,036	9,525
Deferred tax assets	894	1,156

Total current assets	68,169	131,428
Property and equipment, net	92,234	92,064
Intangible assets, net	1,267,401	1,117,842
Other assets	11,334	14,180

Total assets	$1,439,138	$1,355,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,884	$45,165
Current portion of long-term debt	14,500	5,558
Other current liabilities	1,401	458

Total current liabilities	36,785	51,181
Long-term debt	468,563	414,704
Other liabilities	1,984	1,941
Deferred income taxes	175,879	152,680

Total liabilities	683,211	620,506

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 and 14,168 shares issued and outstanding, respectively	—	14,168

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 and 14,168 shares of Series A Cumulative Exchangeable Preferred Stock issued and outstanding, respectively	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 50,654,535 and 48,843,191 shares issued and outstanding	507	488
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 13,951,378 and 13,244,954 shares issued and outstanding	140	132
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Accumulated other comprehensive income	(1,215)	—
Additional paid-in-capital	920,417	884,284
Accumulated deficit	(153,944)	(154,086)
Loan to officers	(9,984)	(9,984)

Total stockholders’ equity	755,927	720,840

Total liabilities and stockholders’ equity	$1,439,138	$1,355,514

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues	$81,878	$73,635	$227,445	$200,394
Less: agency commissions	(7,314)	(6,911)	(20,385)	(18,550)

Net revenues	74,564	66,724	207,060	181,844
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $704, $603, $2,126 and $1,458, respectively)	46,774	41,185	131,895	115,844
Depreciation and amortization	4,848	4,613	14,325	13,533
LMA fees	577	59	1,208	316
Corporate general and administrative (excluding non-cash stock compensation (income) expense of $(41), $280, $218 and $337, respectively)	3,131	3,468	9,981	10,448
Non-cash stock compensation	(41)	280	218	337
Restructuring charges (credits)	(85)	(931)	(268)	(931)

Total operating expenses	55,204	48,674	157,359	139,547

Operating income	19,360	18,050	49,701	42,297

Nonoperating income (expense):
Interest expense	(4,823)	(8,277)	(17,488)	(23,628)
Interest income	110	1,337	501	1,962
Loss on early extinguishment of debt	(1,010)	—	(15,243)	(6,291)
Other income (expense), net	(100)	(21)	(256)	1,459

Total nonoperating expenses, net	(5,823)	(6,961)	(32,486)	(26,498)

Income before income taxes	13,537	11,089	17,215	15,799
Income tax expense	(5,862)	(4,863)	(17,072)	(72,654)

Income (loss) before the cumulative effect of a change in accounting principle, net of tax	7,675	6,226	143	(56,855)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(41,700)

Net income (loss)	7,675	6,226	143	(98,555)
Preferred stock dividends and redemption premiums	659	10,358	1,908	19,604

Net income (loss) attributable to common stockholders	$7,016	$(4,132)	$(1,765)	$(118,159)

Basic income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.11	$(0.07)	$(0.03)	$(1.48)
Cumulative effect of a change in accounting principle	—	—	—	(0.81)

Income (loss) per common share	$0.11	$(0.07)	$(0.03)	$(2.29)

Diluted income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.10	$(0.07)	$(0.03)	$(1.48)
Cumulative effect of a change in accounting principle	—	—	—	(0.81)

Income (loss) per common share	$0.10	$(0.07)	$(0.03)	$(2.29)

Weighted average basic common shares outstanding	64,876,925	62,331,962	63,897,237	51,687,930

Weighted average diluted common shares outstanding	67,656,150	62,331,962	63,897,237	51,687,930

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net income (loss)	$143	$(98,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of a change in accounting principle	—	41,700
Write-off of debt issue costs	4,381	6,291
Depreciation	13,608	13,475
Amortization of intangible assets and other assets	1,055	1,183
Provision for doubtful accounts	2,126	1,458
Adjustment of the fair value of derivative instruments	(351)	—
Loss/(gain) on sale of assets or stations	118	(4,672)
Stock issuance portion of litigation settlement	—	1,325
Deferred taxes	17,072	72,654
Non-cash stock compensation	218	337
Adjustment of restructuring charges	(268)	(931)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	13,000	—
Accounts receivable	(5,812)	(9,843)
Prepaid expenses and other current assets	(11)	(205)
Accounts payable and accrued expenses	(18,761)	10,467
Other assets	(2,523)	(605)
Other liabilities	(838)	(1,325)

Net cash provided by operating activities	23,157	32,754

Cash flows from investing activities:
Acquisitions	(126,013)	(131,724)
Dispositions	715	7,049
Escrow deposits on pending acquisitions	(45)	(336)
Capital expenditures	(6,756)	(8,788)
Acquisition costs and other	(3,055)	(3,417)

Net cash used in investing activities	(135,154)	(137,216)

Cash flows from financing activities:
Proceeds from revolving line of credit	430,500	287,500
Payments on revolving line of credit	(234,938)	(159,813)
Payments for repurchase of 10 3/8% Senior Subordinated Notes	(132,582)	—
Payments on promissory notes	(163)	(19)
Payments for debt issuance costs	—	(3,743)
Payment of dividends on Series A Preferred Stock	(1,146)	(9,245)
Payments for redemption of preferred stock	(15,417)	(75,288)
Proceeds from issuance of common stock	10,555	202,638

Net cash provided by financing activities	56,809	242,030

Increase (decrease) in cash and cash equivalents	(55,188)	137,568
Cash and cash equivalents at beginning of period	$60,380	$5,308
Cash and cash equivalents at end of period	$5,192	$142,876
Non-cash operating and financing activities:
Trade revenue	$12,735	$11,013
Trade expense	12,174	10,222
Assets acquired through notes payable	—	2,387
Preferred stock dividends paid in kind, deemed dividends and accretion of discount	—	4,469
Issuance of common stock and warrants in exchange for acquired businesses	1,593	209,093

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Data

  Interim Financial Data

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc., referred to as the Company, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2003.

     Certain 2002 balances have been reclassified to conform to the 2003 presentation.

2. Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities (“VIEs”) as defined in the Interpretation. The Interpretation applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003. FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.

     The Company has assessed the impact of this interpretation and has determined that several entities with which it has existing contractual relationships under local marketing agreements (“LMA”) qualify as VIEs. A typical LMA is an agreement under which a Federal Communications Commission licensee of a radio station makes available, typically for a fee, air time on its station to another party. The other party provides programming to be broadcast during such airtime and collects revenues from advertising it sells for broadcast during such programming. As of September 30, 2003, the Company operated six radio stations under local marketing agreements. These six stations are owned and licensed to 5 separate entities qualifying as VIEs. Under these agreements, the licensee of the stations does not have the right to access the Company’s assets to pay general creditors. The Company has determined that it is the primary beneficiary of each of the VIEs and, as such, these entities must be consolidated into the Company’s financial statements.

     Due to the nature of the local marketing agreements, the Company’s historical practice has been to consolidate the operations of these entities. As a result, the adoption of FIN 46 did not require any changes to the Company’s existing accounting practices, nor did it have a material effect on the Company’s results of operations or financial position. During the three and nine months ended September 30, 2003, the six stations operated under LMA’s contributed $1.0 million and $1.7 million, respectively, to the consolidated net revenues of the Company.

3. Stock Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net loss attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands, except for per share data).

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss) attributable to common stockholders:
Net income (loss), as reported	$7,675	$6,226	$143	$(98,555)
Add: Stock-based compensation expense included in reported net income	(41)	280	218	337
Deduct: Total stock based compensation expense determined under fair value-based method	(2,327)	(3,980)	(10,373)	(11,437)

Pro forma net income (loss)	5,307	2,526	(10,012)	(109,655)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	659	10,358	1,908	19,604

Pro forma net income (loss) attributable to common stockholders	$4,648	$(7,832)	$(11,920)	$(129,259)

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Basic income (loss) per common share:
As reported	$0.11	$(0.07)	$(0.03)	$(2.29)
Pro forma	$0.07	$(0.13)	$(0.19)	$(2.50)
Diluted income (loss) per common share:
As reported	$0.10	$(0.07)	$(0.03)	$(2.29)
Pro forma	$0.07	$(0.13)	$(0.19)	$(2.50)

4. Restructuring Charges

     During June 2000 the Company implemented two separate Board-approved restructuring programs. During the second quarter of 2000, the Company recorded a $9.3 million charge to operating expenses related to the restructuring costs.

     The June 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company’s corporate and administrative organization and employees in Atlanta, Georgia. The programs included severance and related costs and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses. As of June 30, 2001, the Company had completed the restructuring programs. The remaining portion of the unpaid balance as of that date represented lease obligations and various contractual obligations for services related to the Internet business and have been paid by the Company through the present day consistent with the contracted terms.

     During 2002, the Company successfully negotiated and executed sublease agreements for a majority of the vacated corporate office space in Milwaukee, Wisconsin and Chicago, Illinois. As a result, during the twelve months ended December 31, 2002 and the nine months ended September 30, 2003, the Company reversed $1.0 million and $0.3 million, respectively, of the remaining liability related to lease obligations. The amount reversed in each period represents the Company’s estimate of the reduction of the remaining lease obligations as a result of offsetting contractual sublease income. The reversal of liability related to the subleases has been presented in the Consolidated Statements of Operations on the restructuring charges line, consistent with the presentation of the original restructuring charge.

     The following table presents the restructuring liability at December 31, 2002 and September 30, 2003 and the related activity applied to the balances for the nine months ended September 30, 2003 (dollars in thousands):

	Restructuring			Restructuring
	Liability	Liability	Liability	Liability
	December 31,	Utilized	Reversed	September 30,
Expense Category	2002	in 2003	in 2003	2003

Lease termination costs – office relocation	$764	(76)	(227)	$461
Accrued Internet contractual obligations	228	—	—	228
Internet lease termination costs	244	(28)	(41)	175

Restructuring liability totals	$1,236	(104)	(268)	$864

5. Derivative Financial Instruments

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

     The Company entered into a LIBOR-based interest rate swap arrangement in March of 2003 to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The interest rate swap changes the variable-rate cash flow exposure on the long-term notes and revolving facility to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. This swap agreement is accounted for as a qualifying cash flow hedge of the future variable-rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.

     The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three and nine months ended September 30, 2003, approximately $0.7 million and $1.3 million, respectively, related to the interest rate swap was reported as interest expense and represents a yield adjustment of the hedged debt obligation. The balance sheet as of September 30, 2003 reflects other long-term liabilities of $0.1 million to reflect the fair value of the swap agreement.

     In order to effect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results. Interest expense for the three and nine months ended September 30, 2003 includes $0.5 and $0.4 million of net gains, respectively, and the balance sheet as of September 30, 2003 reflects other long-term liabilities of $0.7 million to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk, and an increase in the fair value of the option agreement, which represents an increase of Cumulus’ reported liability.

6. Acquisitions

  Pending Acquisitions

     As of September 30, 2003, the Company was a party to various agreements to acquire eight stations across seven markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $25.8 million, of which $17.2 million would be paid in cash and $8.6 million would be paid in shares of the Company’s common stock. Subsequent to September 30, 2003, the Company announced that it had entered into an agreement to purchase two stations serving the Kansas City, Missouri market for $25.0 million. The consideration for this purchase may be paid, at the Company’s option, in cash or shares of the Company’s Class A Common Stock.

  Completed Acquisitions

     During the quarter ended September 30, 2003, the Company completed two acquisitions of six radio stations in two markets for $82.1 million in purchase price. In those acquisitions, the Company acquired two stations serving the Nashville, Tennessee market and four stations serving the Huntsville, Alabama market. Of the $82.1 million required to fund the acquisitions, $21.1 million was funded in the form of shares of Class A Common Stock, $60.1 million was funded in cash and $0.9 million was paid in capitalizable acquisition costs.

     In connection with the two stations acquired serving the Nashville, Tennessee market, the Company also entered into a Joint Services Agreement related to a third radio station. Under the terms of the agreement, the Company will provide sales and marketing services to the station for a period of five years and will retain all of the revenues of the station. In return, the licensee of the station received $2.5 million at the commencement date of the agreement and will receive a monthly fee equal to a percentage of the net revenues realized less certain selling costs incurred by the Company.

     Intangible assets recognized in the transactions were comprised of $70.0 million of broadcast license and $14.8 million of goodwill. Fair value of the intangible assets was determined by management using a discounted cash flow approach.

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

     Intangible assets recognized in the transaction, comprised entirely of broadcast licenses, amount to $63.0 million. Fair value of the intangible assets was determined by management using a discounted cash flow approach.

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

     The unaudited consolidated condensed pro forma results of operations data for the three and nine months ended September 30, 2003 and 2002, reflecting adjustments as if all acquisitions and dispositions completed during 2002 and during the first, second, and third quarter of 2003 occurred at January 1, 2002, follow (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net revenues	$74,133	$73,530	$210,263	$209,754
Operating income	19,856	20,181	51,477	50,250
Net income (loss)	7,665	10,078	(2,494)	(90,336)
Net income (loss) attributable to common stockholders	7,006	(280)	(4,402)	(109,940)

Basic income (loss) per common share	$0.11	$(0.00)	$(0.07)	$(2.13)
Diluted income (loss) per common share	$0.10	$(0.00)	$(0.07)	$(2.13)

     Escrow funds of approximately $1.0 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at September 30, 2003 in the accompanying consolidated balance sheet.

     At September 30, 2003 the Company operated six stations under local marketing agreements (“LMA”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three and nine months ended September 30, 2003 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or September 30, 2003.

     Goodwill and Other Intangible Assets

     The following tables summarize the September 30, 2003 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the three and nine months ended September 30, 2003 and 2002 and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	September 30,	December 31,
	2003	2002

Amortized Intangible Assets: Non-Compete Agreements
Gross Carrying Value	$5,326	$5,276
Accumulated Amortization	(3,337)	(2,619)

Net Value	1,989	2,657
Unamortized Intangible Assets: FCC Broadcast Licenses	1,019,020	883,589
Aggregate Amortization Expense for Non-Compete Agreements:
Three months ended September 30, 2003	222
Nine months ended September 30, 2003	718
Three months ended September 30, 2002	435
Nine months ended September 30, 2002	1,183
Estimated Amortization Expense:
For the year ending December 31, 2003	$941
For the year ending December 31, 2004	$831
For the year ending December 31, 2005	$661
For the year ending December 31, 2006	$274
For the year ending December 31, 2007	$—

     A summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2003 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2002	$231,596
Acquisitions	14,797
Dispositions	—

Balance as of December 31, 2002	$246,393

7. Long-Term Debt

     The Company’s long-term debt consisted of the following at September 30, 2003 and December 31, 2002 (dollars in thousands):

	September 30, 2003	December 31, 2002

Term loan and revolving credit facilities at 3.5% and 5.2%, respectively	$483,063	$287,500
Senior Subordinated Notes, 10 3/8%, due 2008	—	132,582
Other	—	180

	483,063	420,262
Less: Current portion of long-term debt	(14,500)	(5,558)

	$468,563	$414,704

Tender Offer and Redemption

     On April 30, 2003, the Company announced the completion of a tender offer and consent solicitation relating to its outstanding 10 3/8% Senior Subordinated Notes Due 2008 (the “Notes”). As of the expiration date of the offer, which was made pursuant to the Offer to Purchase and Consent Solicitation dated April 2, 2003, $88.8 million in principal amount of the Notes had been tendered and were subsequently accepted and paid for by the Company. After completing the tender offer, $13.7 million in principal amount of the Notes remained outstanding.

     Holders who validly tendered (and did not withdraw) their Notes at or prior to April 30, 2003, the expiration date of the tender offer, received $1,081.80 per $1,000 in principal amount of Notes, which included accrued and unpaid interest on the Notes to, but not including, April 30, 2003. In addition, those holders who validly consented to the proposed amendments to the indenture governing the Notes at or prior to April 15, 2003 received a consent payment of $20.00 per $1,000 in principal amount of Notes, for a total tender offer consideration of $1,101.80 per $1,000 in principal amount of Notes.

     In connection with the tender offer, the Company recorded a loss on the early extinguishment of debt of $8.2 million, comprised of $6.0 million of redemption premiums paid, a $2.0 million write-off of a portion of the related debt issuance costs and $0.2 million of costs related to the completion of the tender offer.

     On July 3, 2003, the Company completed the redemption of the $13.7 million in aggregate principal of its remaining Notes outstanding at a redemption price of 105.188% of the principal amount, plus accrued interest through July 2, 2003, all in accordance with the terms of the indenture governing the Notes. In connection with the redemption, the Company recorded a loss on the early extinguishment of debt of $1.0 million, comprised of $0.7 million of redemption premiums paid and a $0.3 million write-off of the remaining related debt issuance costs.

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

     In connection with the extinguishment of the $175.0 million eight-year term loan, the Company recorded a loss on the early extinguishment of debt during the second quarter of 2003 of $2.9 million, comprised of $1.5 million in professional fees and $1.4 million of previously capitalized debt issue costs.

     In connection with the completion of certain acquisitions in July 2003, the Company drew down $62.5 million from its seven-year revolving commitment.

     As of September 30, 2003 and following scheduled principal repayments of $4.4 million and discretionary repayments of $12.5 million towards outstanding revolving loan borrowings, $483.1 million was outstanding under the credit facility, consisting of a seven-year term loan facility of $109.7 million, an eight-year term loan facility of $323.4 million and a seven-year revolving loan borrowing of $50.0 million.

8. Redeemable Preferred Stock

     On July 7, 2003, the Company completed the redemption of the 9,268 shares of the 13 ¾% Cumulative Exchangeable Redeemable Series A Preferred Stock due 2009 (the “Preferred Stock”) outstanding and valued at $9.3 million, at a redemption price of 106.875% of the stated value, all in accordance with the terms of the stock designations governing the Preferred Stock. A redemption premium of $0.6 million associated with the redemption, along with accrued dividends through July 7, 2003, has been included as a component of preferred stock dividends and redemption premiums for the three months ended September 30, 2003 in the accompanying Consolidated Statements of Operations.

9. Guarantor’s Financial Information

     Certain of the Company’s direct and indirect subsidiaries (all such subsidiaries are directly or indirectly wholly owned by the Company) provided full and unconditional guarantees for the Company’s Notes on a joint and several basis. As of July 3, 2003, all remaining outstanding Notes were redeemed in accordance with their terms.

     There were no significant restrictions on the ability of the guarantor subsidiaries to pay dividends or make loans to the Company.

     The following tables provide consolidated condensed financial information pertaining to the Company’s subsidiary guarantors. The Company has not presented separate financial statements for the subsidiary guarantors and non-guarantors because management does not believe that such information is material to investors (dollars in thousands).

	September 30, 2003	December 31, 2002

Current assets	$56,670	$51,876
Noncurrent assets	1,358,830	1,204,664
Current liabilities	11,164	12,382
Noncurrent liabilities	187,777	153,704

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net revenue	$74,133	$66,230	$205,781	$180,447
Operating expenses	46,396	40,789	130,699	114,573
Net income (loss)	13,771	12,776	36,740	(26,295)

10. Earnings Per Share

     Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

     The following table sets forth the computation of basic and diluted income (loss) per common share for the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share data).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$7,675	$6,226	$143	$(56,855)
Preferred stock dividends and redemption premiums	(659)	(10,358)	(1,908)	(19,604)

Numerator for basic and diluted income (loss) per common share before cumulative effect of a change in accounting principle	$7,016	$(4,132)	$(1,765)	$(76,459)
Denominator:
Denominator for basic income (loss) per common share:
Weighted average common shares outstanding	64,877	62,332	63,897	51,688
Effect of dilutive securities:
Options	2,779	—	—	—

Shares applicable to diluted income (loss) per common share	67,656	62,332	63,897	51,688

Basic income (loss) per common share
Income (loss) per common share — before the cumulative effect of a change in accounting principle	$0.11	$(0.07)	$(0.03)	$(1.48)
Cumulative effect a change in accounting principle	—	—	—	(0.81)

Income (loss) per common share	$0.11	$(0.07)	$(0.03)	$(2.29)

Diluted income (loss) per common share:
Income (loss) per common share — before the cumulative effect of a change in accounting principle	$0.10	$(0.07)	$(0.03)	$(1.48)
Cumulative effect a change in accounting principle	—	—	—	(0.81)

Income (loss) per common share	$0.10	$(0.07)	$(0.03)	$(2.29)

     Stock options to purchase 1,336,691 shares of common stock for the three months ended September 30, 2003 were outstanding but not included in the computation of diluted income (loss) per common share because the option exercise price was greater than the average market price of the common shares for the period. The following potentially dilutive shares were not included in the computation of diluted income (loss) per common share for the nine months ended September 30, 2003 and the three and nine month periods ended September 30, 2002 as their effect would be antidilutive:

	September 30,	September 30,
	2003	2002

Options to purchase class A common stock	7,279,349	5,485,280
Options to purchase class C common stock	1,500,690	2,657,392
Warrants to purchase class A common stock	—	96,352
Warrants to purchase class A or B common stock	—	706,424

11. Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports changes in the fair value of derivatives qualifying as cash flow hedges as components of comprehensive income. The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss)	$7,675	$6,226	$143	$(98,555)
Change in the fair value of derivative instrument	1,630	—	(1,215)	—

Comprehensive income (loss)	$9,305	$6,226	$(1,072)	$(98,555)

12. Commitments and Contingencies

     As of September 30, 2003 the Company had entered into various purchase agreements to acquire radio stations in consideration for cash, shares of the Company’s common stock, or a combination thereof. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. We intend to finance the cash portions of pending acquisitions with cash on hand, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing beyond cash reserves. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $1.0 million in purchase price.

     As previously disclosed, the Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On May 20, 2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company’s Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company’s Class A common stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. Of the 240,000 shares of Class A common stock to be issued under the settlement, 60,000 shares were initially issued in June 2002, 152,019 shares were issued during the first, second, and third quarters of 2003 and the remaining 27,981 shares are expected to be issued by the end of 2003. On January 14, 2003, the court issued an order authorizing the settlement agent to distribute the cash and shares to the class members. As a result, the cash portion of the settlement was distributed by the settlement agent to the class members in February 2003.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

13. Subsequent Events

     In October 2003, a holder of 2,320,619 shares of the Company’s Class B Common Stock elected to convert its shares into Class A Common Stock. Following the conversion, 11,630,759 shares of Class B Common Stock remained outstanding.

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

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of September 30, 2003 we owned and operated 262 stations in 55 U.S. markets and provide sales and marketing services under local marketing, management and consulting agreements to 6 stations in 6 U.S. markets (pending FCC approval of their acquisition). We are the second largest radio broadcasting company in the U.S. based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States based on 2002 net revenues, pro forma for all pending acquisitions. We will own and operate a total of 272 radio stations (200 FM and 72 AM) in 56 United States markets upon consummation of all of our pending acquisitions.

Advertising Revenue and Station Operating Income

     Our primary source of revenue is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally one, two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the nine months ended September 30, 2003 and 2002. We continually seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2003 and 2002, approximately 85% of our revenues were from local advertising during each period. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

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

Results of Operations

     The following table presents summary historical consolidated financial information and other supplementary data of the Company for the three and nine months ended September 30, 2003 and 2002.

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

STATEMENT OF OPERATIONS DATA:
Net revenue	$74,564	$66,724	$207,060	$181,844
Stations operating expenses excluding depreciation, amortization and LMA fees	46,774	41,185	131,895	115,844
Depreciation and amortization	4,848	4,613	14,325	13,533
LMA fees	577	59	1,208	316
Corporate general and administrative (excluding non-cash stock compensation)	3,131	3,468	9,981	10,448
Non-cash stock compensation	(41)	280	218	337
Restructuring charges	(85)	(931)	(268)	(931)
Operating income	19,360	18,050	49,701	42,297
Interest expense, net	(4,713)	(6,940)	(16,987)	(21,666)
Loss on early extinguishment of debt	(1,010)	—	(15,243)	(6,291)
Other income (expense), net	(100)	(21)	(256)	1,459
Income tax expense	(5,862)	(4,863)	(17,072)	(72,654)
Income (loss) before the cumulative effect of change in accounting principle, net of tax	7,675	6,226	143	(56,855)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(41,700)
Net income (loss)	7,675	6,226	143	(98,555)
Net income (loss) attributable to common stockholders	7,016	(4,132)	(1,765)	(118,159)
OTHER DATA:
Station Operating Income (1)	27,790	25,539	75,165	66,000
Station Operating Income margin (2)	37.3%	38.3%	36.3%	36.3%
Cash flows related to:
Operating activities			$23,157	$32,754
Investing activities			(135,154)	(137,216)
Financing activities			56,809	242,030
Capital expenditures			$6,756	$8,788

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

Three Months Ended September 30, 2003 versus the Three Months Ended September 30, 2002.

     Net Revenues. Net revenues increased $7.8 million, or 11.7%, to $74.6 million for the three months ended September 30, 2003, from $66.7 million for the three months ended September 30, 2002. This increase was primarily a result of revenues associated with station acquisitions completed subsequent to September 30, 2002 and stations operated under the terms of local marketing agreements during periods subsequent to September 30, 2002.

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated since January 1, 2002 increased $2.1 million or 3.9% to $56.1 million for the three months ended September 30, 2003, compared to same station net revenues of $54.0 million for the three month period ended September 30, 2002. The increase in same station net revenue was primarily attributable to a 3% increase in same station local revenues and a 6% increase in same station national sales.

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $5.6 million, or 13.6%, to $46.8 million for the three months ended September 30, 2003, from $41.2 million for the three months ended September 30, 2002. This increase was primarily a result of expenses associated with station acquisitions completed subsequent to September 30, 2002 and stations operated under the terms of local marketing agreements during periods subsequent to September 30, 2002. The provision for doubtful accounts was $0.7 million for the three months ended September 30, 2003 as compared to $0.6 million during the three months ended September 30, 2002. As a percentage of net revenues, the provision for doubtful accounts was 1.0% for the three months ended September 30, 2003 and was consistent with the prior year.

     On a same station basis, for the 220 stations in 46 markets operated since January 1, 2002, station operating expenses excluding depreciation, amortization and LMA fees increased $1.6 million, or 4.7%, to $36.1 million for the three months ended September 30, 2003, compared to $34.5 million for the three months ended September 30, 2002. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to higher cost of sales associated with the increase in same station net revenues.

     Depreciation and Amortization. Depreciation and amortization increased $0.2 million, or 5.1%, to $4.8 million for the three months ended September 30, 2003 compared to $4.6 million for the three months ended September 30, 2002. This increase was primarily attributable to increased depreciation associated with fixed assets acquired as part of the acquisition of stations subsequent to September 30, 2002.

     LMA Fees. LMA fees increased $0.5 million, to $0.6 million for the three months ended September 30, 2003, from $0.1 million for the three months ended September 30, 2002. LMA fees incurred in the current year relate primarily to stations operated under LMA agreements during the quarter in Nashville, Tennessee, Huntsville, Alabama, Appleton, Wisconsin and Green Bay, Wisconsin.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.3 million, or 9.7%, to $3.1 million for the three months ended September 30, 2003, compared to $3.5 million for the three months ended September 30, 2002. The decrease in Corporate expenses was attributable to a decrease in personnel at the Corporate level versus the prior year and lower legal and other professional fee expenses incurred in the current year.

     Restructuring Charges. During 2002, the Company successfully negotiated and executed sublease agreements for a majority of its vacated corporate office space in Milwaukee and Chicago. As a result, during the three months ended September 30, 2003 and 2002, the Company reversed $0.1 and $0.9 million of the remaining restructuring liability related to lease obligations. The amount reversed in each period represents the Company’s estimate of the reduction of the remaining lease obligations as a result of offsetting contractual sublease income. The liability reversals have been presented in the Consolidated Statements of Operations on the restructuring charges line, consistent with the presentation of the original restructuring charge in the second quarter of 2000.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $2.2 million, or 32.1%, to $4.7 million for the three months ended September 30, 2003, compared to $6.9 million for the three months ended September 30, 2002. The decrease in interest expense, net, was primarily due to lower outstanding amounts of the Company’s 10

3/8% Senior Subordinated Notes Due 2008 (“Notes”) during the quarter, and, as a result, lower interest expense. This decrease was partially offset by higher interest costs associated with increased borrowings under the Company’s credit facility and lower interest income earned by the Company in the current year due to lower cash reserves.

     Loss on Early Extinguishment of Debt. The Company recognized losses on the early extinguishments of debt of $1.0 million for the three months ended September 30, 2003. Losses during the current quarter relate to the redemption of $13.7 million of the Notes at a redemption price of 105.188% of the principal amount, plus accrued interest through July 2, 2003, all in accordance with the terms of the indenture governing the Notes. In connection with the redemption of the Notes, the Company paid $0.7 million in redemption premiums and wrote-off $0.3 million of previously capitalized debt issue costs.

     Other Expense, Net. For the three months ended September 30, 2003, the Company incurred other expense, net, of $0.1 million, compared to other expense, net of $0.0 in the previous year.

     Income Taxes. Income tax expense totaled $5.9 million for the three months ended September 30, 2003, compared to income tax expense of $4.9 million for the three months ended September 30, 2002. Tax expense in the current and prior year is comprised entirely of deferred tax expense related to the establishment of valuation allowances against net operating loss carry-forwards generated during each period.

     Preferred Stock Dividends and Redemption Premiums. Preferred stock dividends and redemption premiums decreased $9.7 million, or 93.6%, to $0.7 million for the three months ended September 30, 2003, compared to $10.4 million for the three months ended September 30, 2002. Preferred stock dividends and redemption premiums during the current year are comprised of a $0.6 million redemption premium paid in connection with the redemption of the Company’s outstanding 9,268 shares of 13 ¾% Cumulative Exchangeable Redeemable Series A Preferred Stock due 2009 (the “Preferred Stock”) in July 2003, plus accrued dividends through July 7, 2003. Preferred stock dividends and redemption premiums during the prior year are comprised of $7.8 million of redemption premiums related to the redemption of 67,502 shares of the Preferred Stock during that period and $2.6 million of accrued dividends during the period.

     Net Income (Loss) Attributable to Common Stockholders. As a result of the factors described above, net income attributable to common stockholders totaled $7.0 million, for the three months ended September 30, 2003, compared to a net loss attributable to common stockholders of $4.1 million for the three months ended September 30, 2002.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $2.3 million, or 8.8%, to $27.8 million for the three months ended September 30, 2003 compared to $25.5 million for the three months ended September 30, 2002. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a financial measure that is calculated in accordance with GAAP, management believes that it is a measure of performance that is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measures. The following table reconciles operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP from the accompanying consolidated statements of operations, to Station Operating Income:

	Three Months Ended

	September 30, 2003	September 30, 2002

Operating income	$19,360	$18,050
Non-cash stock compensation	(41)	280
Restructuring charges	(85)	(931)
LMA fees	577	59
Depreciation and amortization	4,848	4,613
Corporate general and administrative	3,131	3,468

Station Operating Income	$27,790	$25,539

Nine Months Ended September 30, 2003 versus the Nine Months Ended September 30, 2002.

     Net Revenues. Net revenues increased $25.2 million, or 13.9%, to $207.1 million for the nine months ended September 30, 2003 from $181.8 million for the nine months ended September 30, 2002. This increase was primarily a result of revenues associated with 1) station acquisitions completed at the end of Q1 2002, 2) station acquisitions completed subsequent to September 30, 2002, and 3) stations operated under the terms of local marketing agreements during periods subsequent to September 30, 2002.

     In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated since January 1, 2002 increased $2.7 million or 1.7% to $157.8 million for the nine months ended September 30, 2003, compared to same station net revenues of $155.1 million for the nine months ended September 30, 2002. The increase in same station net revenue was primarily attributable to a 6% increase in same station national sales.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $16.1 million, or 13.9%, to $131.9 million for the nine months ended September 30, 2003, from $115.8 million for the nine months ended September 30, 2002. This increase was primarily a result of expenses associated with 1) station acquisitions completed at the end of Q1 2002, 2) station acquisitions completed subsequent to September 30, 2002, and 3) stations operated under the terms of local marketing agreements during periods subsequent to September 30, 2002. The provision for doubtful accounts was $2.1 million for the nine months ended September 30, 2003, compared to $1.5 million during the nine months ended September 30, 2002. As a percentage of net revenues, the provision for doubtful accounts was 1% for the nine months ended September 30, 2003 and was consistent with the prior year.

     On a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $2.1 million, or 2.1%, to $103.4 million for the nine months ended September 30, 2003, compared to $101.3 million for the nine months ended September 30, 2002. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to slightly higher variable costs of sales associated with increased revenues.

     Depreciation and Amortization. Depreciation and amortization increased $0.8 million, or 5.9%, to $14.3 million for the nine months ended September 30, 2003, compared to $13.5 million for the nine months ended September 30, 2002. This increase is the result of station assets acquired and related depreciation expense incurred related to station acquisitions completed during the nine months ended September 30, 2002 and subsequent to September 30, 2002.

     LMA Fees. LMA fees increased $0.9 million, or 282.3%, to $1.2 million for the nine months ended September 30, 2003, from $0.3 million for the nine months ended September 30, 2002. This increase was primarily attributable to LMA fees associated with the current year operation of stations under local marketing agreements in Nashville, Tennessee, Huntsville, Alabama, Appleton, Wisconsin and Green Bay, Wisconsin.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.5 million, or 4.5%, to $10.0 million for the nine months ended September 30, 2003, compared to $10.4 million for the nine months ended September 30, 2002. This decrease was attributable to reduced personnel at the Corporate level and lower legal and other professional fees in the current year.

     Restructuring Charges. During 2002, the Company successfully negotiated and executed sublease agreements for a majority of its vacated corporate office space in Milwaukee and Chicago. As a result, during the nine months ended September 30, 2003 and 2002, the Company reversed $0.3 and $0.9 million of the remaining restructuring liability related to lease obligations. The amount reversed in each period represents the Company’s estimate of the reduction of the remaining lease obligations as a result of offsetting contractual sublease income. The liability reversals have been presented in the Consolidated Statements of Operations on the restructuring charges line, consistent with the presentation of the original restructuring charge in the second quarter of 2000.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $4.7 million, or 21.6%, to $17.0 million for the nine months ended September 30, 2003, compared to $21.7 million for the nine months ended September 30, 2002. The decrease in interest expense, net, was primarily due to lower outstanding amounts of the Company’s Notes during the current year, and, as a result, lower interest expense. This decrease was partially offset by higher interest costs associated with increased borrowings under the Company’s credit facility and lower interest income earned by the Company in the current year due to lower cash reserves.

     Loss on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $15.2 million for the nine months ended September 30, 2003 as compared with $6.3 million for the nine months ended September 30, 2002. Losses in the current year relate to the repurchase of $30.1 million of the Notes, the redemption of $88.8 million of the Notes as part of a tender offer and consent solicitation completed in April 2003, the redemption of $13.7 million of the Notes in July 2003 and the retirement of the Company’s existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003. Related to the open market repurchases of $30.1 million of the Notes, the Company paid $2.4 million in redemption premiums and wrote-off $0.7 million of debt issuance costs. In connection with the tender offer and the redemption of the Notes, the Company paid $6.0 million in redemption premiums, $0.2 million in professional fees and wrote-off $2.0 million of previously capitalized debt issue costs. In connection with the July redemption of all of the outstanding Notes, the Company paid $0.7 million in redemption premiums and wrote-off $0.3 million of debt issuance costs. Related to the extinguishment of the Company’s $175.0 million eight-year term loan, the Company paid $1.5 million in professional fees and wrote-off $1.4 million of previously capitalized debt issue costs. Losses on the early extinguishment of debt in the prior year were the result of the syndication and arrangement of a new credit facility and related retirement and write-off of debt issue costs related to the pre-existing credit facility.

     Other Expense, Net. Other expense, net, totaled $0.3 million for the nine months ended September 30, 2003, compared to other income, net of $1.5 million in the prior year. Expense in the current year is comprised primarily of losses on the disposal of assets. The prior year income was primarily the result of gains realized on the sale of stations in the second quarter of 2002 ($4.3 million), offset by expense realized as a result of the remeasurement of the stock issuance portion of the Company’s liability under a settlement agreement related to certain class action lawsuits ($1.3 million) and expense realized related to amounts due in connection with the previous sale of stations ($1.3 million). The stock issuance portion of the settlement liability became fixed on May 20, 2002 when a stipulation of Settlement Agreement was approved in court.

     Income Taxes. Income tax expense totaled $17.1 million for the nine months ended September 30, 2003, compared to $72.7 million for the nine months ended September 30, 2002. Tax expense in the current year is comprised entirely of deferred tax expense related to the establishment of valuation allowances against net operating loss carry-forwards generated during the period. Tax expense in the prior year was comprised of a $57.9 million non-cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets and $14.8 million of deferred tax expense recorded to establish a valuation allowance against net operating loss carry-forwards generated during the period.

     Cumulative Effect of a Change in Accounting Principle. In connection with the Company’s adoption of SFAS No. 142 Goodwill and Other Intangible Assets in 2002, the Company recorded a non cash impairment charge to write down the carrying value of certain of its intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. For the nine months ended September 30, 2002 this impairment loss was recognized as a cumulative effect of a change in accounting principle, net of tax, in accordance with SFAS No. 142.

     Preferred Stock Dividends and Redemption Premiums. Preferred stock dividends and accretion of discount of preferred stock decreased $17.7 million, or 90.3%, to $1.9 million for the nine months ended September 30, 2003, compared to $19.6 million for the nine months ended September 30, 2002. Preferred stock dividends and redemption premiums during the current year are comprised of a $0.6 million redemption premium recognized in connection with the repurchase of 4,900 shares of the Preferred Stock in the first quarter of 2003, a $0.6 million redemption premium paid in connection with the redemption of 9,268 shares of the Preferred Stock in July 2003, plus accrued dividends through July 7, 2003 of $0.7 million. Preferred stock dividends and redemption premiums during the prior year are comprised of $7.8 million of redemption premiums related to the redemption of 67,502 shares of the Preferred Stock during that period and $11.8 million of accrued dividends during the period.

     Net Loss Attributable to Common Stockholders. As a result of the factors described above, net loss attributable to common stockholders decreased $116.4 million to $1.8 million for the nine months ended September 30, 2003, compared to $118.2 million for the nine months ended September 30, 2002.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $9.2 million, or 13.9%, to $75.2 million for the nine months ended September 30, 2003 compared to $66.0 million for the nine months ended September 30, 2002. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a financial measure that is calculated in accordance with GAAP, management believes that it is a measure of performance that is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measures. The following table reconciles operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP from the accompanying consolidated statements of operations, to Station Operating Income:

	Nine Months Ended

	September 30, 2003	September 30, 2002

Operating income	$49,701	$42,297
Non-cash stock compensation	218	337
Restructuring charges	(268)	(931)
LMA fees	1,208	316
Depreciation and amortization	14,325	13,533
Corporate general and administrative	9,981	10,448

Station Operating Income	$75,165	$66,000

     Intangible Assets. Intangible assets, net of amortization, were $1,267.4 million and $1,117.8 million as of September 30, 2003 and December 31, 2002, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the nine months ended September 30, 2003 is attributable to acquisitions during the nine month period. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001, and 2000, the Company recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

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

     For the nine months ended September 30, 2003, net cash provided by operating activities decreased $9.6 million, or 29.3%, to $23.2 million from net cash provided by operating activities of $32.8 million for the nine months ended September 30, 2002. This decrease was due primarily to an increase in net cash utilized for working capital when compared to the prior year.

     For the nine months ended September 30, 2003, net cash used in investing activities decreased $2.1 million, or 1.5%, to $135.2 million from net cash used in investing activities of $137.2 million for the nine months ended September 30, 2002. This nominal decrease was due primarily to a decrease in capital expenditures during the current year.

     For the nine months ended September 30, 2003, net cash provided by financing activities decreased $185.2 million, to $56.8 million, compared to net cash provided by financing activities of $242.0 million during the nine months ended September 30, 2002. The net cash provided by financing activities during the current year was primarily the result of $9.5 million in proceeds from the issuance of common stock in connection with certain warrants exercised by the holders during the period and net borrowings under the Company’s credit facility ($195.6 million) offset by cash paid to repurchase the Notes ($132.6 million) and Preferred Stock ($15.4 million). Net cash provided by financing activities in the prior year was primarily the result of borrowings under the Company’s credit facility ($127.7 million) and the proceeds of the Company’s offering of 11,500,000 shares of its Class A Common Stock in May 2002 ($202.6 million).

     Historical Acquisitions. During the nine months ended September 30, 2003, the Company completed 5 acquisitions of 21 stations across 5 markets having an aggregate purchase price of $150.1 million. Of the $150.1 million required to fund the acquisitions, $22.7 million was provided in Class A Common Stock, $125.4 million was funded in cash, $1.0 million was paid in capitalizable acquisition costs and $1.0 million had been previously funded as escrow deposits on the pending acquisitions.

     Pending Acquisitions. As of September 30, 2003, the Company was a party to various agreements to acquire eight stations across seven markets. The aggregate purchase price of the Company’s pending acquisitions is expected to be approximately $25.8 million, of which $17.2 million would be paid in cash and $8.6 million would be paid in shares of the Company’s common stock. Subsequent to September 30, 2003, the Company announced that it had entered into an agreement to purchase two stations serving the Kansas City, Missouri market for $25.0 million. The consideration for this purchase may be paid, at the Company’s option, in cash or shares of the Company’s Class A Common Stock. We intend to finance the cash portion of the pending acquisitions with cash on hand, cash flows from operations, the proceeds of borrowings under our Credit Facility or future credit facilities and other sources to be identified. The ability of the Company to complete pending acquisitions can be dependent upon the Company’s ability to obtain additional equity and/or debt financing on favorable terms, if at all. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. As of September 30, 2003, $1.0 million of escrow deposits were outstanding related to pending transactions. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could be liable for approximately $1.0 million in purchase price.

     We expect to consummate most of our pending acquisitions during the fourth quarter of 2003 and the first half of 2004, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. There can be no assurance that the Company will be able to obtain such financing.

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

     The Credit Facility consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $325.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. On June 30, 2003 and September 30, 2003, the Company made scheduled principal payments of $1.4 million and $1.4 million, respectively, on the seven-year term loan facility and $0.8 million and $0.8 million, respectively, on the eight-year term loan facility. In connection with acquisitions completed in July 2003, the Company drew down $62.5 million under its seven-year revolving loan commitment and subsequently repaid $12.5 million of that borrowing. As of September 30, 2003, $109.7 million was outstanding under the seven-year term loan facility, $323.4 million was outstanding under the eight-year term loan facility and $50.0 million was outstanding under the seven-year revolving loan facility.

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

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Facility, 5.25% as of September 30, 2003) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Facility, 1.13% as of September 30, 2003) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At September 30, 2003 the Company’s effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the Credit Facility was 3.5%.

     In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300 million of its current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at September 30, 2003, the Company’s effective interest rate on loan amounts outstanding under the Credit Facility is 4.1%.

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

     The seven-year term loan borrowings are repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan is also repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $2.4 million in fiscal 2003, $3.3 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $229.9 million in fiscal 2009 and $76.4 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Facility agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.

     Under the terms of the Credit Facility, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At September 30, 2003, the Company was in compliance with such financial and operating covenants.

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

     We had previously issued $160.0 million in aggregate principal amount of our Notes. During the fourth quarter of 2002 and the first quarter of 2003, the Company completed the repurchase of $57.5 million in aggregate principal of the Notes. Related to the $30.1 million in aggregate principal of the Notes purchased during the three months ended March 31, 2003, the Company paid a premium of $2.4 million. In April 2003, the Company completed a tender offer and consent solicitation relating to its outstanding Notes. In the tender offer, $88.8 million in principal amount of the Notes were repurchased by the Company and canceled, leaving $13.7 million of the Notes outstanding. Pursuant to the consent solicitation, substantially all of the restrictive covenants in the indenture governing the Notes were eliminated. As permitted by the terms of indenture governing the Notes, the Company called for and completed the redemption of all of the outstanding Notes on July 3, 2003. The Notes were redeemed at a redemption price of 105.188% of the principal amount, plus accrued interest through July 2, 2003.

     We issued $125.0 million of our Series A Preferred Stock in our initial public offerings on July 1, 1998. The holders of the Series A Preferred Stock were entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we could have, at our option, paid dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until March 31, 2002, we issued an additional $41.9 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. Prior to the redemption of all of the outstanding shares of the Series A Preferred Stock on July 7, 2003, as discussed below, all of the dividends on the Series A Preferred Stock were paid in shares, except for (1) a $3.5 million cash dividend paid on January 1, 2000 to holders of record on December 15, 1999 for the period commencing October 1, 1999 and ending December 31, 1999, (2) a $4.6 million cash dividend paid on April 2, 2002 to holders of record on March 15, 2002 for the period commencing January 1, 2002 and ending March 31, 2002, (3) a $4.6 million cash dividend paid on June 28, 2002 to holders of record on June 14, 2002 for the period commencing April 1, 2002 and ending June 30, 2002, (4) a $2.6 million cash dividend paid on October 1, 2002 to holders of record on September 15, 2002 for the period commencing on July 1, 2002 and ending September 30, 2002, (5) a $0.5 million cash dividend paid on January 2, 2003 to holders of record on December 15, 2002 for the period commencing on October 1, 2002 and ending December 31, 2002, (6) a $0.3 million cash dividend paid on April 1, 2003 to holders of record on March 15, 2003 for the period commencing on January 1, 2003 and ending March 31, 2003 and (7) a $0.3 million cash dividend paid on July 1, 2003 to holders of record on June 15, 2003 for the period commencing on April 1, 2003 and ending June 30, 2003.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of September 30, 2003 (dollars in thousands):

Payments Due By Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$483,063	$14,500	$48,688	$51,500	$368,375
Acquisition obligations	25,760	25,760	—	—	—
Operating leases	37,599	7,353	11,228	7,112	11,906
Other operating contracts	3,151	3,151	—	—	—

Total Contractual Cash Obligations	$549,573	$50,764	$59,916	$58,612	$380,281

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period

Other Commercial		Less Than	1 to 3	4 to 5	After 5
Commitments:	Total	1 Year	Years	Years	Years

Letter of Credit(1)	$1,556	$1,556	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

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

     In the event of an adverse change in interest rates, management would likely take actions, in addition to the interest rate swap agreement discussed above, to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis could not take into account the effects of any change in the level of overall economic activity that could exist in such an environment.

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

CUMULUS MEDIA INC.

Date: November 14, 2003	By:	/s/ Martin R. Gausvik

Executive Vice President, Treasurer and Chief Financial Officer