Form 10-K
period 2003-12-31
CUMULUS MEDIA INC
filed 2004-03-15
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

      The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $789.2 million, based on 63,892,529 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ National Market of $18.77 on that date. As of February 28, 2004, the registrant had outstanding 66,262,049 shares of common stock consisting of (i) 53,986,419 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or prior to April 30, 2004, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART 1

Item 1.	Business

Certain Definitions

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

      We also use the term “joint services agreement” (“JSA”) in several places in this report. A typical JSA is an agreement which authorizes one party or station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime).

      “MSA” is defined as Metro Survey Area, as listed in the Arbitron Market Survey Schedule & Population Rankings — Fall 2003 Survey. For example, “MSA 100-286” would mean the 100th largest market through the 286th largest market, as listed in the Arbitron Radio Metro and Television Market Population Estimate.

      Unless otherwise indicated:

•	we obtained total radio industry listener and revenue levels from the Radio Advertising Bureau (“RAB”);

•	we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry;

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2003 Arbitron Market Report, referred to as Arbitrons Market Report, pertaining to each market; and

•	all dollar amounts are rounded to the nearest thousand.

      The term “Station Operating Income” is used in various places in this document. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits).

      Station Operating Income, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Although Station Operating Income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we believe that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. However, Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. See Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, as well as a description of the reasons for its presentation.

Company Overview

      We own and operate FM and AM radio station clusters serving mid-size markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2003, we owned and operated 266 radio stations in 56 mid-sized U.S. media markets. In addition, we own and operate a multi-market network of five radio stations in the English-speaking Caribbean. Under our LMAs, we provide sales and marketing services for four radio stations in four U.S. markets in exchange for a management or consulting fee, pending FCC approval of our acquisitions of these stations. We will own and operate a total of 301 stations in 61 U.S. markets upon FCC approval and consummation of all of our pending acquisitions.

      Relative to the 50 largest markets in the United States, we believe that the mid-size markets represent attractive operating environments and generally are characterized by:

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

      We believe that the attractive operating characteristics of mid-size markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (“the Telecom Act”) and FCC rules, create significant opportunities for growth from the formation of groups of radio stations within these markets. We believe that mid-size radio markets provide an excellent opportunity to acquire attractive properties at favorable purchase prices due to the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, as of December 31, 2003 there were 8,769 FM and 4,794 AM stations in the United States.

      To maximize the advertising revenues and Station Operating Income of our stations, we seek to enhance the quality of radio programs for listeners and the attractiveness of our radio stations to advertisers in a given market. We also seek to increase the amount of locally originated programming content that airs on each station. Within each market, our stations are diversified in terms of format, target audience and geographic location, enabling us to attract larger and broader listener audiences and thereby a wider range of advertisers. This diversification, coupled with our competitive advertising pricing, also has provided us with the ability to compete successfully for advertising revenue against other radio, print and television media competitors.

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

      We are a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.

Strategy

      We are focused on generating internal growth through improvement in Station Operating Income for the portfolio of stations we operate, while enhancing our station portfolio and our business as a whole, through the acquisition of individual stations or clusters that satisfy our acquisition criteria.

Operating Strategy

      Our operating strategy has the following principal components:

•	achieve cost efficiencies associated with common infrastructure and personnel and increase revenue by offering regional coverage of key demographic groups that were previously unavailable to national and regional advertisers;

•	develop each station in our portfolio as a unique enterprise, marketed as an individual, local brand with its own identity, programming content, programming personnel, inventory of time slots and sales force;

•	use audience research and music testing to refine each station’s programming content to match the preferences of the station’s target demographic audience, in order to enrich our listeners’ experiences by increasing both the quality and quantity of local programming; and

•	position station clusters to compete with print and television advertising by combining favorable advertising pricing with diverse station formats within each market to draw a larger and broader listening audience to attract a wider range of advertisers.

Acquisition Strategy

      Our acquisition strategy has the following principal components:

•	assemble leading station clusters in the top 50 to 250 radio markets by taking advantage of the size and fragmented nature of ownership in these markets;

•	acquire leading stations in terms of signal coverage, revenue or audience share and acquire under-performing stations where there is significant potential to apply our management expertise to improve financial and operating performance; and

•	reconfigure our existing stations, or acquire new stations, located near large markets, that based on an engineering analysis of signal specifications and the likelihood of receiving FCC approval, can be redirected, or “moved-in,” to those larger markets.

Acquisitions and Dispositions

Completed Acquisitions

      We completed the acquisition of 25 radio stations during the year ended December 31, 2003. Of the $184.7 million required to fund these acquisitions, $133.6 million was paid in cash, $38.5 million was paid in the form of shares of Class A Common Stock (2,097,418 shares), $10.0 million was funded in the form of a promissory note, $1.6 million represented capitalizable acquisition costs and $1.0 million had been previously funded as escrow deposits on the pending acquisitions. With regard to the $10.0 million promissory note, the Company has the option and intends to repay the note with shares of Company’s Class A Common Stock. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described below.

      On January 10, 2003, we completed the acquisition of WKSM-FM, WNCV-FM, WYZB-FM, WZNS-FM and WFTW-AM serving the Ft. Walton Beach, Florida market (MSA #217) from East

Mississippi Broadcasters, Inc. In connection with the acquisition the Company paid approximately $28.5 million in cash and 95,938 shares of Class A Common Stock. This five-station cluster had been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

      On January 31, 2003, we completed the acquisition of WDDO-AM, WDEN-AM, WAYS-FM, WMAC-AM, WDEN-FM, WPEZ-FM, WMKS-FM and WMGB-FM serving the Macon, Georgia market (MSA #156) from U.S. Broadcasting Limited Partnership, for approximately $35.5 million in cash. This eight-station cluster had been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

      On July 21, 2003, we completed the acquisition of WSM-FM and WWTN-FM serving the Nashville, Tennessee market (MSA #45) from Gaylord Entertainment, for $62.5 million in cash. The addition of these two stations increases the Company’s position in the Nashville market to five stations. The two stations acquired from Gaylord Entertainment had been operated by the Company under the terms of a local marketing agreement since April 21, 2003.

      In connection with the Company’s acquisition of WSM-FM and WWTN-FM serving the Nashville, Tennessee market, the Company also entered into a JSA related to a third radio station, WSM-AM. Under the terms of the agreement, the Company will provide sales and marketing services to the station for a period of five years and will retain all of the revenues of the station. In return, the licensee of the station received $2.5 million at the commencement date of the agreement and will receive a monthly fee equal to a percentage of the net revenues realized less certain selling costs incurred by the Company.

      On July 22, 2003, we completed the acquisition of WZYP-FM, WUSX-FM, WVNN-AM and WUMP-AM serving the Huntsville, Alabama market (MSA #118). In connection with the acquisition the Company paid 1,215,760 shares of Class A Common Stock. In addition to the station assets and FCC broadcast licenses, we received approximately $2.5 million in working capital as part of the deal. This four station cluster had been operated by the Company under the terms of a local marketing agreement since April 1, 2003.

      On December 18, 2003, we completed the acquisition of KCHZ-FM and KMJK-FM, serving Kansas City, Missouri (MSA #29), from Syncom Radio Corporation and Allur-Kansas City, Inc. In connection with the acquisition the Company paid approximately $5.0 million in cash, 483,671 shares of Class A Common Stock and delivered a $10.0 million promissory note. The promissory note, which matures on December 22, 2004, is payable at the Company’s option in cash or shares of Class A Common Stock.

Pending Acquisitions

      As of December 31, 2003, the Company was a party to various agreements to acquire 28 stations across 9 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $102.7 million, of which $19.7 million is expected to be paid in cash and $83.0 million is expected to be paid in shares of the Company’s Class A Common Stock. Subsequent to December 31, 2003 and through March 1, 2004, the Company entered into agreements to acquire an additional 7 radio stations in two markets. The aggregate purchase price of these additional acquisitions is expected to be approximately $38.8, of which $1.3 million is expected to be paid in cash and $37.5 million is expected to be paid in shares of the Company’s Class A Common Stock.

Acquisition Shelf Registration Statement

      In June 2002, we registered, pursuant to a registration statement on Form S-4, 10,000,000 shares of our Class A Common Stock for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of March 1, 2004, we have issued 2,097,418 of the 10,000,000 shares registered in connection with various acquisitions completed as of that date. Further, as of March 1, 2004, of the 7,902,582 shares remaining under the registration statement, based upon the closing price of our Class A Common Stock on the NASDAQ National Market on that date, we have entered into agreements to issue approximately

6,090,545 shares in connection with various acquisitions we expect to complete during 2004 and 2005. On March 12, 2004, we registered an additional 10,000,000 shares of our Class A Common Stock. As a result, as of March 12, 2004, the total number of shares available under our acquisition shelf registration statement is 17,902,582 shares of Class A Common Stock.

Industry Overview

      The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87%. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1991 and 2001, when total radio advertising revenue fell by approximately 3% and 8%, respectively, advertising revenue has generally risen in each of the past 18 years faster than both inflation and the gross national product.

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

      Our stations compete for advertising revenue with other terrestrial-based radio stations in the market (including low power FM radio stations that are required to operate on a noncommercial basis) as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as the Internet and satellite-based digital radio services. Such services reach nationwide and regional audiences with multi-channel, multi-format, digital radio services that have a sound quality equivalent to that of compact discs. Competition among terrestrial-based radio stations has also been heightened by the introduction of terrestrial digital audio broadcasting (which is digital audio broadcasting delivered through earth-based equipment rather than satellites). The FCC currently allows terrestrial radio stations like ours to commence the use of digital technology through a “hybrid” antenna that carries both the pre-existing analog signal and the new digital signal. The FCC is conducting a proceeding that could result in a radio station’s use of two antennae: one for the analog signal and one for the digital signal.

      We cannot predict how existing or new sources of competition will affect the revenues generated by our stations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry in general or our stations in particular.

Advertising Sales

      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 85%, 85% and 88% of our net broadcasting revenue was generated from the sale of local and regional advertising in 2003, 2002 and 2001, respectively. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

• Automotive Dealers	• Telecommunications	• Banking and Mortgage
• General Merchandise Retail	• Food Services and Drinking	• Arts and Entertainment
• Healthcare Services	• Food and Beverage Stores	• Furniture and Home Furnishings

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

      We are currently under contract with Arbitron and receive ratings materials in a majority of our markets. Our existing 5-year contract with Arbitron will expire on March 31, 2004 and we are currently in negotiations with them to renew our contract. The use of Arbitron’s ratings surveys is an important part of our sales process in many markets. There can be no assurance that we will be able to renegotiate a contract with Arbitron on terms that are satisfactory to us, nor can we predict whether or to what extent the resulting loss of Arbitron’s services could have an adverse effect on our ability to generate advertising revenue.

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

      Changes in federal law and the FCC’s rules and policies, which became effective in 1996, permit increased ownership and operation of multiple local radio stations in particular markets. Management believes that companies that elect to take advantage of groups of commonly owned stations or joint arrangements such as LMAs in a particular market may in certain circumstances have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in each of our markets and intend to pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include operators of multiple stations or operators who already have entered into LMAs. We may also compete with other broadcast groups for the purchase of additional stations. Some of these groups are owned or operated by companies that have substantially greater financial or other resources than we do.

      A radio station’s competitive position can be enhanced by a variety of factors, including changes in the station’s format and an upgrade of the station’s authorized power. However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can operate in a given market is limited by the availability of FM radio frequencies allotted by the FCC to communities in that market and the reach of the AM signals in that market, as well as by the multiple ownership rules regulating the number of stations that may be owned or programmed by a single entity in a particular market. The multiple ownership provisions of the FCC’s rules were changed significantly as a result of the 1996 Telecom Act, and those regulatory changes have resulted in competitive changes in the marketplace. For a discussion of FCC regulation and the provisions of the Telecom Act, see “— Federal Regulation of Radio Broadcasting.”

      Our stations also compete for advertising revenue with other media, including low power FM radio stations (that are required to operate on a noncommercial basis), newspapers, broadcast television, cable and satellite television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from companies that use new media technologies that are being developed or have already been introduced, such as the Internet and the delivery of digital audio programming by cable television systems, by satellite radio carriers, and by terrestrial-based radio stations that broadcast digital audio signals. The FCC has authorized two companies to provide a digital audio programming service by satellite to nationwide and regional audiences with a multi-channel, multi-format and with sound quality equivalent to that of compact discs. The FCC has also authorized terrestrial stations like ours to use a “hybrid” antenna that can deliver both the current analog radio signal and a new digital signal. The FCC is conducting a proceeding that would eliminate the use of that hybrid antenna and allow terrestrial stations like ours to have two antennae: one for the current analog signal and one for a new digital signal.

      We cannot predict how new sources of competition will affect our income. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry in general or our stations in particular.

      We cannot predict what other matters might be considered in the future by the FCC or the Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Employees

      At December 31, 2003, we employed approximately 2,800 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

      We employ several on-air personalities with large loyal audiences in their respective markets. On occasion, we enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in a short-term loss of audience share, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

      We generally employ one market manager for each radio market in which we own or operate stations. Each market manager is responsible for all employees of the market and for managing all aspects of the radio operations. On occasion, we enter into employment agreements with market managers to protect our interests in those relationships that we believe to be valuable. The loss of a market manager could result in a short-term loss of performance in a market, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

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

      Class C FM stations operate with the equivalent of 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain. They are the most powerful FM stations, providing service to a large area, typically covering one or more counties within a state. Class B FM stations operate with the equivalent of 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B stations typically serve large metropolitan areas as well as their associated suburbs. Class A FM stations operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

      The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0, and C.

      The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned and operated stations as of March 1, 2004, all pending station acquisitions operated under a LMA as of March 1, 2004 and all announced pending station acquisitions not operated as of March 1, 2004.

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Abilene, TX	KCDD FM	Hamlin, TX	103.7	August 1, 2005	C	985	98.0	98.0
	KBCY FM	Tye, TX	99.7	August 1, 2005	C1	745	100.0	100.0
	KFQX FM	Anson, TX	98.1	August 1, 2005	C2	292	50.0	50.0
	KHXS FM	Merkel, TX	102.7	August 1, 2005	C1	745	99.2	99.2
Albany, GA	WNUQ FM	Albany, GA	101.7	April 1, 2004	A	299	3.0	3.0
	WEGC FM	Sasser, GA	107.7	April 1, 2004	C3	312	11.5	11.5
	WALG AM	Albany, GA	1590	April 1, 2004	B	N.A.	5.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2004	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2004	C1	981	98.0	98.0
	WGPC AM	Albany, GA	1450	April 1, 2004	C	N.A.	1.0	1.0
	WQVE FM	Camilla, GA	105.5	April 1, 2004	A	276	6.0	6.0
	WZBN FM	Sylvester, GA	102.1	April 1, 2004	A	259	6.0	6.0
Amarillo, TX	KZRK FM	Canyon, TX	107.9	August 1, 2005	C1	476	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2005	B	N.A.	1.0	0.2
	KARX FM	Claude, TX	95.7	August 1, 2005	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2005	B	N.A.	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2005	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2005	C1	699	100.0	100.0
Appleton Oshkosh, WI	WWWX FM	Oshkosh, WI	96.9	December 1, 2004	A	328	6.0	6.0
	WVBO FM	Winneconne, WI	103.9	December 1, 2004	C3	328	6.0	6.0
	WNAM AM	Neenah Menasha, WI	1280	December 1, 2004	B	N.A.	20.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2004	C	N.A.	1.0	1.0
	WPKR FM	Omro, WI	99.5	December 1, 2004	C2	420	50.0	50.0
Bangor, ME	WQCB FM	Brewer, ME	106.5	April 1, 2006	C	1079	98.0	98.0
	WBZN FM	Old Town, ME	107.3	April 1, 2006	C2	436	50.0	50.0
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2006	B	1030	11.5	11.5
	WEZQ FM	Bangor, ME	92.9	April 1, 2006	B	787	20.0	20.0
	WDEA AM	Ellsworth, ME	1370	April 1, 2006	B	N.A.	5.0	5.0
Beaumont-Port Arthur, TX	KSTB FM	Crystal Beach, TX	101.5	August 1, 2005	A	184	6.0	6.0
	KQXY FM	Beaumont, TX	94.1	August 1, 2005	C1	600.2	100.0	100.0
	KQHN AM	Nederland, TX	1510	August 1, 2005	D	N.A.	5.0	0.0
	KIKR AM	Beaumont, TX	1450	August 1, 2005	C	N.A.	1.0	1.0
	KTCX FM	Beaumont, TX	102.5	August 1, 2005	C2	492	50.0	50.0
	KAYD FM	Silsbee, TX	101.7	August 1, 2005	C3	502	10.5	10.5
Bismarck, ND	KBYZ FM	Bismarck, ND	96.5	April 1, 2005	C	1001	100.0	100.0
	KACL FM	Bismarck, ND	98.7	April 1, 2005	C1	830	100.0	100.0
	KKCT FM	Bismarck, ND	97.5	April 1, 2005	C1	830	100.0	100.0
	KLXX AM	Mandan, ND	1270	April 1, 2005	B	N.A.	1.0	0.3
Blacksburg, VA	WBWR FM	Bedford, VA	106.9	October 1, 2011	A	1276	0.3	0.3
	WBRW FM	Blacksburg. VA	105.3	October 1, 2011	C3	479	12.0	12.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WFNR FM	Christiansburg, VA	100.7	October 1, 2011	A	886	0.8	0.8
	WFNR AM	Blacksburg. VA	710	October 1, 2011	D	N.A.	10.0	1.0
	WPSK FM	Pulaski, VA	107.1	October 1, 2011	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2011	B	N.A.	1.0	1.0
	WWBU FM	Radford, VA	101.7	October 1, 2011	A	66	20.0	20.0
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2006	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	April 1, 2006	B	N.A.	1.0	0.5
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2004	B	341	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2005	C1	551	100.0	100.0
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2005	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1, 2005	C1	981	100.0	100.0
Columbia, MO	KBXR FM	Columbia, MO	102.3	February 1, 2005	C3	857	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2005	C	N.A.	1.0	1.0
	KPLA FM	Columbia, MO	101.5	February 1, 2005	C1	1064	41.0	41.0
Columbus-Starkville, MS	WSSO AM	Starkville, MS	1230	June 1, 2004	C	N.A.	1.0	1.0
	WMXU FM	Starkville, MS	106.1	June 1, 2004	C2	502	40.0	40.0
	WSMS FM	Artesia, MS	99.9	June 1, 2004	C2	505	47.0	47.0
	WKOR FM	Columbus, MS	94.9	June 1, 2004	C2	492	50.0	50.0
	WKOR AM	Starkville, MS	980	June 1, 2004	D	N.A.	1.0	0.0
	WJWF AM	Columbus, MS	1400	June 1, 2004	C	N.A.	1.0	1.0
	WMBC FM	Columbus, MS	103.1	June 1, 2004	C2	755	22.0	22.0
Danbury, CT	WRKI FM	Brookfield, CT	95.1	April 1, 2006	B	636	29.5	29.5
	WDBY FM	Patterson, NY	105.5	June 1, 2006	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2006	D	N.A.	0.7	0.1
	WPUT AM	Brewster, NY	1510	June 1, 2006	D	N.A.	1.0	0.0
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2005	C2	331	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2005	A	308	2.0	2.0
	WDBQ FM	Galena, IL	107.5	February 1, 2005	A	328	3.0	3.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2005	C	N.A.	1.0	1.0
	WJOD FM	Asbury, IA	103.3	February 1, 2005	C3	643	6.6	6.6
Eugene-Springfield, OR	KUJZ FM	Creswell, OR	95.3	February 1, 2006	C3	1207	0.6	0.6
	KSCR AM	Eugene, OR	1320	February 1, 2006	D	N.A.	1.0	0.1
	KZEL FM	Eugene, OR	96.1	February 1, 2006	C	1093	100.0	43.0
	KUGN AM	Eugene, OR	590	February 1, 2006	B	N.A.	5.0	5.0
	KEHK FM	Brownsville, OR	102.3	February 1, 2006	C1	919	100.0	43.0
	KNRQ FM	Eugene, OR	97.9	February 1, 2006	C	1011	100.0	75.0
Faribault-Owatonna, MN	KRFO AM	Owatonna, MN	1390	April 1, 2005	D	N.A.	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2005	A	174	4.7	4.7
	KDHL AM	Faribault, MN	920	April 1, 2005	B	N.A.	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2005	A	328	3.0	3.0
Fayetteville, AR	KFAY FM	Bentonville, AR	98.3	June 1, 2004	C1	617	100.0	100.0
	KFAY AM	Farmington, AR	1030	June 1, 2004	B	N.A.	10.0	1.0
	KKEG FM	Fayetteville, AR	92.1	June 1, 2004	C3	531	7.6	7.6
	KAMO FM	Rogers, AR	94.3	June 1, 2004	C2	692	25.1	25.1
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2004	C1	476	100.0	100.0
	KZRA AM	Springdale, AR	1590	June 1, 2004	D	N.A.	2.5	0.1
	KYNF FM	Prairie Grove, AR	94.9	June 1, 2004	C2	761	21.0	21.0
Fayetteville, NC	WRCQ FM	Dunn, NC	103.5	December 1, 2011	C2	502	47.5	47.5
	WFNC FM	Lumberton, NC	102.3	December 1, 2011	A	269	6.0	6.0
	WFNC AM	Fayetteville, NC	640	December 1, 2011	B	N.A.	10.0	1.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WQSM FM	Fayetteville, NC	98.1	December 1, 2011	C1	830	100.0	100.0
	WKQB FM	Southern Pines, NC	106.9	December 1, 2011	C2	492	50.0	50.0
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2004	A	256	3.0	3.0
	WRSR FM	Owosso, MI	103.9	October 1, 2004	A	482	2.9	2.9
	WWCK FM	Flint, MI	105.5	October 1, 2004	B1	328	25.0	25.0
	WWCK AM	Flint, MI	1570	October 1, 2004	D	N.A.	1.0	0.1
Florence, SC	WYNN FM	Florence, SC	106.3	December 1, 2011	A	325	6.0	6.0
	WYNN AM	Florence, SC	540	December 1, 2011	B	N.A.	0.3	0.2
	WYMB AM	Manning, SC	920	December 1, 2011	B	N.A.	2.3	1.0
	WCMG FM	Latta, SC	94.3	December 1, 2011	C3	502	10.5	10.5
	WHSC AM	Hartsville, SC	1450	December 1, 2011	C	N.A.	1.0	1.0
	WBZF FM	Hartsville, SC	98.5	December 1, 2011	A	328	3.0	3.0
	WHLZ FM	Marion, SC	100.5	December 1, 2011	C3	354	21.5	21.5
	WMXT FM	Pamplico, SC	102.1	December 1, 2011	C2	479	50.0	50.0
	WWFN FM	Lake City, SC	100.1	December 1, 2011	A	433	3.3	3.3
Fort Smith, AR	KLSZ FM	Van Buren, AR	102.7	June 1, 2004	C2	574	17.0	17.0
	KOMS FM	Poteau, OK	107.3	June 1, 2005	C	1811	100.0	100.0
	KBBQ FM	Fort Smith, AR	100.7	June 1, 2004	C2	459	50.0	50.0
	KAYR AM	Van Buren, AR	1060	June 1, 2004	D	N.A.	0.5	0.0
Fort Walton Beach, FL	WKSM FM	Fort Walton Beach, FL	99.5	February 1, 2012	C2	440	50.0	50.0
	WNCV FM	Niceville, FL	100.3	February 1, 2012	A	440	3.5	3.5
	WYZB FM	Mary Esther, FL	105.5	February 1, 2012	C3	305	25.0	25.0
	WZNS FM	Fort Walton Beach, FL	96.5	February 1, 2012	C1	440	100.0	100.0
	WFTW AM	Fort Walton Beach, FL	1260	February 1, 2012	D	N.A.	2.5	0.1
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2005	C	1460	100.0	100.0
	KEKB FM	Fruita, CO	99.9	April 1, 2005	C	1542	79.0	79.0
	KMXY FM	Grand Junction, CO	104.3	April 1, 2005	C	1460	100.0	100.0
	KKNN FM	Delta, CO	95.1	April 1, 2005	C	1424	100.0	100.0
	KEXO AM	Grand Junction, CO	1230	April 1, 2005	C	N.A.	1.0	1.0
Green Bay, WI	WOGB FM	Kaukauna, WI	103.1	December 1, 2004	C3	879	3.6	3.6
	WJLW FM	Allouez, WI	106.7	December 1, 2004	C3	328	25.0	25.0
	WDUZ FM	Brillion, WI	107.5	December 1, 2004	C3	879	3.6	3.6
	WQLH FM	Green Bay, WI	98.5	December 1, 2004	C1	499	100.0	100.0
	WNGB AM	Green Bay, WI	1400	December 1, 2004	C	N.A.	1.0	1.0
	WPCK FM	Denmark, WI	104.9	December 1, 2004	C3	515	10.0	10.0
Harrisburg, PA	WNNK FM	Harrisburg, PA	104.1	August 1, 2006	B	725	22.5	22.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2006	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2006	A	102	3.3	3.3
	WTCY AM	Harrisburg, PA	1400	August 1, 2006	C	N.A.	1.0	1.0
Houston, TX	KRWP FM	Beaumont, TX	97.5	August 1, 2005	C	1,955	100.0	100.0
Huntsville, AL	WZYP FM	Athens, AL	104.3	April 1, 2004	C	1,115	100.0	100.0
	WHRP FM	Tullahoma, TN	93.3	August 1, 2004	C1	981	100.0	100.0
	WVNN AM	Athens, AL	770	April 1, 2004	B	N.A.	7.0	0.3
	WUMP AM	Madison, AL	730	April 1, 2004	D	N.A.	1.0	0.1
Jefferson City, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2005	C2	601	33.0	33.0
	KJMO FM	Jefferson City, MO	104.1	February 1, 2005	A	348	5.3	5.3
	KLIK AM	Jefferson City, MO	1240	February 1, 2005	C	N.A.	1.0	1.0
	KOQL FM	Ashland, MO	106.1	February 1, 2005	C1	959	69.0	69.0
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2004	B	482	50.0	50.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WRKR FM	Portage, MI	107.7	October 1, 2004	B	485	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2004	B	N.A.	5.0	1.0
Kansas City, MO	KCHZ FM	Ottawa, KS	95.7	June 1, 2005	C1	981	98.0	98.0
	KMJK FM	Lexington, MO	107.3	February 1, 2005	C	1,184	100.0	100.0
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2005	C3	410	16.6	16.6
	KOOC FM	Belton, TX	106.3	August 1, 2005	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2005	C3	558	8.6	8.6
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2005	C2	600	33.0	33.0
	KTEM AM	Temple, TX	1400	August 1, 2005	C	N.A.	1.0	1.0
Lake Charles, LA	KKGB FM	Sulphur, LA	101.3	June 1, 2004	C3	289	25.0	25.0
	KBIU FM	Lake Charles, LA	103.7	June 1, 2004	C1	488	100.0	100.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2004	C	990	100.0	100.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2004	B	N.A.	1.0	1.0
Lexington, KY	WVLK AM	Lexington, KY	590	August 1, 2004	B	N.A.	5.0	1.0
	WLXX FM	Lexington, KY	92.9	August 1, 2004	C1	850	100.0	100.0
	WLTO FM	Nicholasville, KY	102.5	August 1, 2004	A	374	4.6	4.6
	WLRO FM	Richmond, KY	101.5	August 1, 2004	C3	541	9.0	9.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2004	A	328	6.0	6.0
	WCYN-FM	Cynthiana, KY	102.3	August 1, 2004	A	400	3.4	3.4
Macon, GA	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2004	C1	679	100.0	100.0
	WDDO AM	Macon, GA	1240	April 1, 2004	C	N.A.	1.0	1.0
	WDEN AM	Macon, GA	1500	April 1, 2004	D	N.A.	1.0	0.0
	WDEN FM	Macon, GA	99.1	April 1, 2004	C1	581	100.0	100.0
	WAYS FM	Macon, GA	105.5	April 1, 2004	C3	659	6.1	6.1
	WMAC AM	Macon, GA	940	April 1, 2004	B	N.A.	50.0	10.0
	WMKS FM	Macon, GA	92.3	April 1, 2004	A	328	3.0	3.0
	WMGB FM	Montezuma, GA	95.1	April 1, 2004	C2	390	46.0	46.0
Melbourne-Titus-Cocoa, FL	WHKR FM	Rockledge, FL	102.7	February 1, 2004	C2	433	50.0	50.0
	WAOA FM	Melbourne, FL	107.1	February 1, 2004	C1	486	100.0	100.0
	WINT AM	Melbourne, FL	1560	February 1, 2004	D	N.A.	5.0	0.0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2004	C3	289	25.0	25.0
Mobile, AL	WYOK FM	Atmore, AL	104.1	April 1, 2004	C	1555	100.0	100.0
	WGOK AM	Mobile, AL	900	April 1, 2004	B	N.A.	1.0	0.4
	WBLX FM	Mobile, AL	92.9	April 1, 2004	C	1555	98.0	98.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2004	C2	548	40.0	40.0
	WDLT AM	Fairhope, AL	660	April 1, 2004	B	N.A.	10.0	0.8
	WAVH FM	Daphne, AL	106.5	April 1, 2004	C2	449	50.0	50.0
Monroe, MI	WTWR FM	Luna Pier, MI	98.3	October 1, 2004	A	466	1.4	1.4
Montgomery, AL	WMSP AM	Montgomery, AL	740	April 1, 2004	B	N.A.	10.0	0.2
	WNZZ AM	Montgomery, AL	950	April 1, 2004	D	N.A.	1.0	0.4
	WMXS FM	Montgomery, AL	103.3	April 1, 2004	C	1096	100.0	100.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2004	C	1096	100.0	100.0
	WHHY FM	Montgomery, AL	101.9	April 1, 2004	C0	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2004	B	N.A.	5.0	1.0
	WXFX FM	Prattville, AL	95.1	April 1, 2004	C2	476	50.0	50.0
Myrtle Beach, SC	WSYN FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50.0	50.0
	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	A	666	6.1	6.1
	WJXY FM	Conway, SC	93.9	December 1, 2011	A	420	3.7	3.7
	WXJY FM	Georgetown, SC	93.7	December 1, 2011	A	328	6.0	6.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WIQB AM	Conway, SC	1050	December 1, 2011	B	N.A.	5.0	0.5
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	A	476	12.0	12.0
	WYAK FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8.0	8.0
Nashville, TN	WQQK FM	Hendersonville, TN	92.1	August 1, 2004	A	462	3.0	3.0
	WNPL FM	Belle Meade, TN	106.7	August 1, 2004	A	774	1.1	1.1
	WRQQ FM	Goodlettsville, TN	97.1	August 1, 2004	C2	518	43.0	43.0
	WSM FM	Nashville, TN	95.5	August 1, 2004	C	1,279	100.0	100.0
	WWTN FM	Manchester, TN	99.7	August 1, 2004	C	1,296	100.0	100.0
Newburgh-Middletown, NY	WALL AM	Middletown, NY	1340	June 1, 2006	C	N.A.	1.0	0.0
	WRRV FM	Middletown, NY	92.7	June 1, 2006	A	269	6.0	6.0
Odessa-Midland, TX	KBAT FM	Midland, TX	93.3	August 1, 2005	C1	440	100.0	100.0
	KODM FM	Odessa, TX	97.9	August 1, 2005	C1	361	100.0	100.0
	KNFM FM	Midland, TX	92.3	August 1, 2005	C	984	100.0	100.0
	KGEE FM	Monahans, TX	99.9	August 1, 2005	C1	574	98.0	98.0
	KMND AM	Midland, TX	1510	August 1, 2005	D	N.A.	2.4	0.0
	KRIL AM	Odessa, TX	1410	August 1, 2005	B	N.A.	1.0	1.0
	KKLY FM	Pecos, TX	97.3	August 1, 2005	C1	413	100.0	100.0
	KKJW FM	Stanton, TX	105.9	August 1, 2005	C2	440	32.0	32.0
Oxnard-Ventura, CA	KVEN AM	Ventura, CA	1450	December 1, 2005	C	N.A.	1.0	1.0
	KHAY FM	Ventura, CA	100.7	December 1, 2005	B	1211	39.0	39.0
	KBBY FM	Ventura, CA	95.1	December 1, 2005	B	876	12.5	12.5
Pensacola, FL	WJLQ FM	Pensacola, FL	100.7	February 1, 2012	C	1555	100.0	100.0
	WCOA AM	Pensacola, FL	1370	February 1, 2012	B	N.A.	5.0	5.0
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9
Poughkeepsie, NY	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2006	B	1540	4.4	4.4
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2006	A	626	1.6	1.6
	WRRB FM	Arlington, NY	96.9	June 1, 2006	A	1007	0.3	0.3
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2006	A	718	0.6	0.6
	WCZX FM	Hyde Park, NY	97.7	June 1, 2006	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2006	D	N.A.	5.0	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2006	C	N.A.	1.0	1.0
	WKXP FM	Kingston, NY	94.3	June 1, 2006	A	545	2.3	2.3
Quad Cities, IA	KORB FM	Bettendorf, IA	93.5	February 1, 2005	A	896	6.0	6.0
	KBEA FM	Muscatine, IA	99.7	February 1, 2005	C1	318	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	February 1, 2005	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2005	B	N.A.	1.0	1.0
	WXLP FM	Moline, IL	96.9	December 1, 2004	B	499	50.0	50.0
Rochester, MN	KROC AM	Rochester, MN	1340	April 1, 2005	C	N.A.	1.0	1.0
	KROC FM	Rochester, MN	106.9	April 1, 2005	C0	1149	100.0	100.0
	KYBA FM	Stewartville, MN	105.3	April 1, 2005	C2	492	50.0	50.0
	KFIL FM	Preston, MN	103.1	April 1, 2005	C3	529	3.5	3.5
	KFIL AM	Preston, MN	1060	April 1, 2005	D	N.A.	1.0	1.0
	KVGO FM	Spring Valley, MN	104.3	April 1, 2005	C3	512	10.0	10.0
	KOLM AM	Rochester, MN	1520	April 1, 2005	B	N.A.	10.0	0.8
	KWWK FM	Rochester, MN	96.5	April 1, 2005	C2	529	43.0	43.0
	KLCX FM	Saint Charles, MN	107.7	April 1, 2005	A	571	2.0	2.0
Rockford, IL	WROK AM	Rockford, IL	1440	December 1, 2004	B	N.A.	5.0	0.3
	WZOK FM	Rockford, IL	97.5	December 1, 2004	B	430	50.0	50.0
	WXXQ FM	Freeport, IL	98.5	December 1, 2004	B1	492	11.0	11.0
	WKMQ FM	Loves Park, IL	96.7	December 1, 2004	A	551	2.2	2.2

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Santa Barbara, CA	KMGQ FM	Santa Barbara, CA	97.5	December 1, 2005	B	2920	16.0	16.0
	KKSB FM	Goleta, CA	106.3	December 1, 2005	A	827	0.1	0.1
	KRUZ FM	Santa Barbara, CA	103.3	December 1, 2005	B	2916	105.0	105.0
Savannah, GA	WJCL FM	Savannah, GA	96.5	April 1, 2004	C	988	98.0	98.0
	WIXV FM	Savannah, GA	95.5	April 1, 2004	C1	856	100.0	100.0
	WSIS FM	Springfield, GA	103.9	April 1, 2004	A	328	14.0	14.0
	WBMQ AM	Savannah, GA	630	April 1, 2004	B	N.A.	5.0	5.0
	WEAS FM	Savannah, GA	93.1	April 1, 2004	C1	981	97.0	97.0
	WJLG AM	Savannah, GA	900	April 1, 2004	B	N.A.	4.4	0.2
	WZAT FM	Savannah, GA	102.1	April 1, 2004	C	1322	98.0	98.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2004	C2	463	50.0	50.0
	KRMD FM	Shreveport, LA	101.1	June 1, 2004	C	1119	98.0	98.0
	KRMD AM	Shreveport, LA	1340	June 1, 2004	C	N.A.	1.0	1.0
	KBED FM	Shreveport, LA	102.9	June 1, 2004	C2	534	42.0	42.0
	KVMA FM	Magnolia, AR	107.9	June 1, 2004	C1	351	100.0	100.0
Sioux Falls, SD	KYBB FM	Canton, SD	102.7	April 1, 2005	C2	486	50.0	50.0
	KIKN FM	Salem, SD	100.5	April 1, 2005	C1	942	100.0	100.0
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2005	C1	982	100.0	100.0
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2005	C1	840	100.0	100.0
	KSOO AM	Sioux Falls, SD	1140	April 1, 2005	B	N.A.	10.0	5.0
	KXRB AM	Sioux Falls, SD	1000	April 1, 2005	D	N.A.	10.0	0.1
Tallahassee, FL	WHBX FM	Tallahassee, FL	96.1	February 1, 2004	C2	479	37.0	37.0
	WBZE FM	Tallahassee, FL	98.9	February 1, 2004	C1	604	100.0	100.0
	WHBT AM	Tallahassee, FL	1410	February 1, 2004	B	N.A.	5.0	0.0
	WGLF FM	Tallahassee, FL	104.1	February 1, 2004	C	1394	90.0	90.0
	WWLD FM	Cairo, GA	102.3	April 1, 2004	C2	495	27.0	27.0
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2004	B	499	50.0	50.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2004	A	397	4.1	4.1
	WTOD AM	Toledo, OH	1560	October 1, 2004	D	N.A.	5.0	0.0
	WWWM FM	Sylvania, OH	105.5	October 1, 2004	A	390	4.3	4.3
	WLQR AM	Toledo, OH	1470	October 1, 2004	B	N.A.	1.0	1.0
	WXKR FM	Port Clinton, OH	94.5	October 1, 2004	B	630	30.0	30.0
	WRWK FM	Delta, OH	106.5	October 1, 2004	A	328	3.0	3.0
Topeka, KS	KDVV FM	Topeka, KS	100.3	June 1, 2005	C	984	100.0	100.0
	KMAJ FM	Topeka, KS	107.7	June 1, 2005	C	988	100.0	100.0
	KMAJ AM	Topeka, KS	1440	June 1, 2005	B	N.A.	5.0	1.0
	KTOP AM	Topeka, KS	1490	June 1, 2005	C	N.A.	1.0	1.0
	KQTP FM	St. Marys, KS	102.9	June 1, 2005	C2	318	50.0	50.0
	KWIC FM	Topeka, KS	99.3	June 1, 2005	A	292	6.0	6.0
Waterloo-Cedar Falls, IA	KOEL FM	Cedar Falls, IA	98.5	February 1, 2005	C3	423	15.1	15.1
	KKHQ FM	Oelwein, IA	92.3	February 1, 2005	C	1968	100.0	100.0
	KOEL AM	Oelwein, IA	950	February 1, 2005	B	N.A.	5.0	0.5
	KCRR FM	Grundy Center, IA	97.7	February 1, 2005	C3	407	16.0	16.0
Westchester County, NY	WFAS AM	White Plains, NY	1230	June 1, 2006	C	N.A.	1.0	1.0
	WFAS FM	White Plains, NY	103.9	June 1, 2006	A	669	0.6	0.6
	WFAF FM	Mount Kisco, NY	106.3	June 1, 2006	A	440	1.4	1.4
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2005	C1	808	100.0	100.0
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2005	A	312	4.5	4.5
	KYYI FM	Burkburnett, TX	104.7	August 1, 2005	C	1017	100.0	100.0
	KOLI FM	Electra, TX	94.9	August 1, 2005	C2	492	50.0	50.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Wilmington, NC	WWQQ FM	Wilmington, NC	101.3	December 1, 2011	C2	545	40.0	40.0
	WGNI FM	Wilmington, NC	102.7	December 1, 2011	C1	981	100.0	100.0
	WMNX FM	Wilmington, NC	97.3	December 1, 2011	C1	883	100.0	100.0
	WKXS FM	Leland, NC	94.1	December 1, 2011	A	148	5.0	5.0
	WAAV AM	Leland, NC	980	December 1, 2011	B	N.A.	5.0	5.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2004	C	N.A.	1.0	1.0
	WPIC AM	Sharon, PA	790	August 1, 2006	D	N.A.	1.0	0.0
	WYFM FM	Sharon, PA	102.9	August 1, 2006	B	604	33.0	33.0
	WHOT FM	Youngstown, PA	101.1	October 1, 2004	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2006	A	486	1.4	1.4
	WWIZ FM	Mercer, PA	103.9	August 1, 2006	A	299	3.0	3.0
	WQXK FM	Salem, OH	105.1	October 1, 2004	B	446	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2004	D	N.A.	1.0	0.0

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

      Because of these multiple and cross ownership rules, a purchaser of our voting stock who acquires an “attributable” interest in the Company (as discussed below) may violate the Communications Laws if such purchaser also has an attributable or direct interest in other radio or television stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If an attributable stockholder of Cumulus violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

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

      With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, an LMA also may result in an attributable interest. See “— Local Marketing Agreements.” Under the FCC’s proposed new rules, participation in a JSA, a situation where one station sells the advertising time of another station, would also be an attributable interest. See “— Joint Sales Agreements.”

      With respect to a partnership (or limited liability company), the interest of a general partner is attributable, as is the interest of any limited partner (or limited liability company member) who is “materially involved” in the media-related activities of the partnership (or limited liability company). The following interests generally are not attributable: (i) debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised; (ii) limited partnership or limited liability company interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement; and (iii) holders of less than 5% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute more than 33% of a licensee’s total equity and debt capitalization are considered attributable in certain circumstances.

      On June 2, 2003, the FCC adopted new rules and policies (the “New Rules”) which would modify the ownership rules and policies then in effect (the “Current Rules”). Among other changes, the New Rules would (1) change the methodology to determine the boundaries of radio markets, (2) require that JSAs involving radio stations (but not television stations) be deemed to be an attributable ownership interest, (3) authorize the common ownership of radio stations and daily newspapers under certain specified circumstances, and (4) eliminate the procedural policy of “flagging” assignment or transfer of control applications that raised potential anticompetitive concerns (namely, those applications that would permit the buyer to control 50% or more of the radio advertising dollars in the market, or would permit two entities (including the buyer), collectively, to control 70% or more of the radio advertising dollars in the market). Certain private parties challenged the New Rules in court, and the court issued an order which prevented the New Rules from going into effect. As a result, the Current Rules remain in effect. The only exception concerns the FCC’s “flagging” policy. Although the FCC did not re-institute the same formal policy that pre-dated the adoption of the New Rules, the FCC retains the discretion to consider market information that was utilized under the prior “flagging” policy and to take whatever action it deems appropriate under its existing authority with respect to any pending or proposed sale of a radio station or a company owning one or more radio stations. In the meantime, the court could issue one or more decisions at any time which would (1) allow the New Rules to go into effect, (2) require the FCC to reconsider all the New Rules and allow all the Current Rules to remain in effect in the interim, or (3) allow some of the New Rules to go into effect and require some of the Current Rules to remain in effect. We cannot predict what the court will decide or how any court decision could affect us. The court could issue rulings which would prevent us from acquiring or selling certain radio stations in the future and otherwise have an adverse impact on our operations.

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

      Local Marketing Agreements. A number of radio stations, including certain of our stations, have entered into LMAs. In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the personnel, programming, and finances of its station. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

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

      Joint Sales Agreements. A number of radio stations, including one of our stations, have entered into JSAs. A typical JSA authorizes one station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over personnel, programming, and finances of its station. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station whose time is being sold by another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

      Under the FCC’s Current Rules, JSAs are not deemed to be an attributable ownership interest. However, under the New Rules, a station that sells more than 15% of the weekly advertising time of another station in the same market will be attributed with the ownership of that station. Consequently, if the New Rules go into effect, a station cannot have a JSA with another station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.

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

      As part of its review of certain radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under LMAs, JSAs and other similar agreements customarily entered into in connection with radio station ownership transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. In connection with acquisitions subject to the waiting period under the HSR Act, we will not commence operation of any affected station to be acquired under an LMA, a JSA, or similar agreement until the waiting period has expired or been terminated.

      Prior to adoption of the New Rules, the FCC had a policy of “flagging” assignment or transfer of control applications for proposed radio station acquisitions that could, in the FCC’s view, enable one or two radio companies in a market to control a substantial portion of the radio advertising revenues in that market. The FCC would place a specific notation on its public notices with respect to proposed radio station acquisitions that it believed could raise local market concentration concerns, invite public comment on such matters, and in some cases request additional information with respect to such acquisitions. Specifically, the FCC staff had stated publicly that it would review proposed acquisitions with respect to local radio market concentration if publicly available sources indicated that, following such acquisitions, one party would receive 50% or more of the radio advertising revenues in such local radio market, or that any two parties would together receive 70% or more of such revenues, notwithstanding that the proposed acquisitions would comply with the station ownership limits in the 1996 Telecom Act and the FCC’s multiple ownership rules.

      The FCC sometimes placed such notations on public notices issued with respect to Cumulus applications, and some of those applications are still pending before the FCC. The FCC staff has informally advised us that it will not process applications that have been “flagged” under the prior policies and has suggested that we should re-file those applications so that they can be processed. We are currently considering the prospect of re-filing the applications involved, a process that could subject the applications to additional petitions to deny or other objections, all of which could have an adverse impact on our ability to complete the proposed acquisition.

      In the meantime, petitions to deny were filed against the Company’s acquisitions in the Columbus-Starkville, Mississippi, Wichita Falls, Texas, and Mobile, Alabama markets. All of the petitions included allegations regarding market concentration or the Company’s other alleged non-compliance with the Communications Laws. The FCC denied the Columbus-Starkville and the Wichita Falls petition and the Company consummated the related transactions. However, the petitioner in the Columbus-Starkville matter filed a reconsideration petition with the FCC which is still pending. The FCC has not yet ruled on the Mobile, Alabama petition (which also includes allegations against the seller).

      Also pending before the FCC is an objection to the Company’s proposal to modify the FCC license for FM radio station KGEE in Monahans, Texas. The objection is based on an allegation that the modification violates the Communications Laws because it is allegedly designed only to permit the Company’s acquisition of another radio station in the market. Another matter pending before the FCC concerns the Company’s proposed sale of an AM station in Muskegon, Michigan. The FCC staff has raised a question concerning a prior owner’s proposed retention of a related authorization for that station.

      The Company does not believe that any adverse decision in any of the foregoing matters will pose a risk of a material adverse impact on the overall operations of the Company taken as a whole.

Executive Officers of the Company

      The following table sets forth certain information with respect to the executive officers of the Company as of February 28, 2004:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	42	Chairman, President and Chief Executive Officer
John G. Pinch	55	Executive Vice President, Chief Operating Officer
Martin R. Gausvik	47	Executive Vice President, Chief Financial Officer and Treasurer
John W. Dickey	37	Executive Vice President

      Lewis W. Dickey, Jr. has served as our Chairman, President and Chief Executive Officer since December 2000, and as a Director since March 1998. Mr. Dickey was a founder and an initial investor in the Company, and served as Executive Vice Chairman from March 1998 to December 2000. Mr. Dickey is the founder and was President of Stratford Research, Inc. (“Stratford”) from September 1985 to March 1998 and owns 25% of the outstanding capital stock of Stratford. Stratford is a strategy consulting and market research firm advising radio and television broadcasters as well as other media related industries. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise — Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John W. Dickey.

      John G. Pinch has served as our Executive Vice President and Chief Operating Officer since December 2000. Mr. Pinch joined the Company effective December 1, 2000, after serving as the President of Clear Channel International Radio (“CCU International”) (NYSE:CCU). At rapidly growing CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30 year broadcast veteran and has previously served as Owner/ President of WTVK-TV Ft Myers-Naples Florida, General Manager of WMTX-FM/ WHBO-AM Tampa Florida, General Manager/ Owner of WKLH-FM Milwaukee, and General Manager of WXJY Milwaukee.

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

Available Information

      Our Internet site address is www.cumulus.com. On our site, we have made available, free of charge, our most recent annual report on Form 10-K and our proxy statement. We also provide a link to an independent third-party Internet site, which makes available, free of charge, our other filings with the SEC, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

      At December 31, 2003, the Company owned studio facilities in 38 of its 56 markets and it owned transmitter and antenna sites in 52 of its 56 markets. We lease additional studio and office facilities in 37 markets and additional transmitter and antenna sites in 38 markets. In addition, the Company leases corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. The Company owns or leases substantially all of its other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

      No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.

Item 3.	Legal Proceedings

      In December 2003, the Company reached an agreement with the United States Securities and Exchange Commission to settle the previously disclosed investigation by the SEC of certain actions alleged to have occurred in 1999. The SEC had alleged that Cumulus, as a result primarily of the actions of three of its former officers, violated certain provisions of the federal securities laws in 1999. Pursuant to the settlement, and without admitting or denying any of the SEC’s allegations, Cumulus consented to the entry of an order enjoining Cumulus from future violations of certain provisions of the federal securities laws. The SEC assessed no monetary penalties or fines against Cumulus.

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

      During the fourth quarter, October 1, 2003 through December 31, 2003, there were no matters submitted to a vote of security holders.

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

Year	High	Low

2001
First Quarter	$8.25	$3.75
Second Quarter	$13.95	$5.28
Third Quarter	$14.26	$6.06
Fourth Quarter	$16.35	$6.35
2002
First Quarter	$19.63	$13.65
Second Quarter	$21.70	$12.74
Third Quarter	$17.97	$10.25
Fourth Quarter	$19.02	$14.04
2003
First Quarter	$17.41	$12.80
Second Quarter	$19.75	$15.05
Third Quarter	$19.55	$16.01
Fourth Quarter	$22.12	$17.80
2004
First Quarter (through February 28, 2004)	$22.70	$19.39

      As of February 28, 2004, there were approximately 1,334 holders of record of the Class A Common Stock, 2 holders of record for the Class B Common Stock and 1 holder of record for the Class C Common Stock. The figure for the Class A Common Stock does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

      The Company has not declared or paid any cash dividends on its common stock since its inception and does not currently anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain future earnings for use in its business. The Company is currently subject to restrictions under the terms of the credit agreement as amended (the “Credit Agreement”), governing its $550.0 million credit facility (the “Credit Facility”) that limit the amount of cash dividends that may be paid on its Class A Common Stock. The Company may pay cash dividends on its Class A Common Stock in the future only if certain financial tests set forth in the Credit Agreement are met.

      The information under the heading “Equity Compensation Plan Information” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, is incorporated into Item 12 of this report by reference.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated historical financial data presented below has been derived from the audited consolidated financial statements of Cumulus Media Inc. as of and for the years ended December 31,

2003, 2002, 2001, 2000 and 1999. The consolidated historical financial data of Cumulus Media Inc. are not comparable from year to year because of the acquisition and disposition of various radio stations by the Company during the periods covered. This data should be read in conjunction with the audited consolidated financial statements of Cumulus Media Inc. and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999

Net revenues	$281,971	$252,597	$202,087	$226,640	$180,230
Station operating expenses excluding depreciation, amortization and LMA fees	179,536	159,766	142,357	192,065	133,539
Depreciation and amortization	19,445	16,865	50,585	44,003	32,564
LMA fees	1,591	1,368	2,815	4,825	4,165
Corporate general and administrative expenses	13,374	13,710	15,180	18,232	8,204
Restructuring and impairment charges (credits)	(334)	(971)	6,781	16,226	—
Non cash stock compensation expense	490	171	—	—	—

Operating income (loss)	67,869	61,688	(15,631)	(48,711)	1,758
Net interest expense	(21,983)	(29,226)	(28,716)	(26,055)	(22,877)
Losses on early extinguishment of debt	(15,243)	(9,115)	—	—	—
Other income (expense), net	(924)	1,957	10,300	73,280	627
Income tax (expense) benefit	(24,678)	(76,357)	3,494	(812)	6,870

Income (loss) before cumulative effect of a change in accounting principle	5,041	(51,053)	(30,553)	(2,298)	(13,622)
Cumulative effect of a change in accounting principle, net of tax	—	(41,700)	—	—	—

Net income (loss)	5,041	(92,753)	(30,553)	(2,298)	(13,622)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium	1,908	27,314	17,743	14,875	23,790
Net income (loss) attributable to common stockholders	$3,133	$(120,067)	$(48,296)	$(17,173)	$(37,412)
Basic income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.05	$(1.44)	$(1.37)	$(0.49)	$(1.50)
Cumulative effect of a change in accounting principle	—	(0.76)	—	—	—

Income (loss) per common share	$0.05	$(2.20)	$(1.37)	$(0.49)	$(1.50)
Diluted income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.05	$(1.44)	$(1.37)	$(0.49)	$(1.50)
Cumulative effect of a change in accounting principle	—	(0.76)	—	—	—

Income (loss) per common share	$0.05	$(2.20)	$(1.37)	$(0.49)	$(1.50)
OTHER FINANCIAL DATA:
Station Operating Income(1)	$102,435	$92,831	$59,730	$34,575	$46,691
Net cash provided by/(used in) operating activities	45,877	42,463	11,440	(14,565)	(13,644)
Net cash used in investing activities	(146,669)	(138,734)	(48,164)	(190,274)	(192,105)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2000	1999

Net cash provided by/(used in) by financing activities	47,132	151,343	31,053	(3,763)	400,445
BALANCE SHEET DATA:
Total assets	$1,477,630	$1,355,514	$965,317	$966,901	$914,888
Long-term debt (including current portion)	487,344	420,262	320,018	285,228	285,247
Preferred stock subject to mandatory redemption	—	14,168	134,489	119,708	102,732
Stockholders’ equity	784,303	720,840	423,884	471,872	488,442

(1)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of the Company’s financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates as well as a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K.

Overview of 2003

      The advertising environment during 2003 was difficult and challenging for many broadcasters. Economic uncertainty during both the months leading up to and during the military conflict in Iraq depressed advertising demand and limited industry wide revenue growth. In the markets in which we operate, we estimate that total market revenues generated by radio decreased by 1-2% versus the prior year. Total local advertising spending in the markets in which we operate was down an estimated 1-2% and national radio advertising was down 3-4% for the year. Despite the down turn in total market revenues, our net revenues grew marginally on a pro forma basis as our station assets continued to mature and we continued to capture market revenue share both from our direct radio competition and from other media. We estimate that for 2003, our total market revenue share grew by 0.5% versus the prior year. For the year, we experienced solid revenue share growth in locally derived business, which represents approximately 85% of our revenue. However, our national revenue share, which declined for the year, somewhat muted our total revenue share growth. For 2003, our share of local revenue in the markets in which we operate grew 1.0% while our national revenue share declined 0.7%.

      Given the difficult revenue environment, the Company remained strictly focused on cost control during 2003. For the year, station operating expenses, pro forma for the Company’s pending acquisitions, were flat versus the prior year. The Company realized savings in programming, promotions and general and administrative costs at the station level for the year as a result of overall headcount control and elimination of certain planned promotions and scheduled programming research. These savings were offset by higher sales costs for the year as a direct result of efforts during the third and fourth quarter of 2003 to increase and strengthen our sales force. We estimate that compared with 2002 and excluding the effects of acquisitions, we increased our total sales force by 70-80 sellers, or approximately 10-12%, in 2003. The Company expects that these higher sales costs will stabilize during the first and second quarters of 2004 as newly hired sellers become fully trained and productive.

      In preparation for a return to growth in advertising spending, we took various steps during 2003 to optimize our capital structure. Utilizing the proceeds of our May 2002 equity offering, borrowings under our credit facilities and our cash flows from operations, we successfully repurchased all of our outstanding 10 3/8% Senior Subordinated Notes due 2008 (the “Notes”) and our 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 (the “Series A Preferred Stock”). By repurchasing these expensive debt instruments, we simplified our capital structure and reduced outstanding debt to levels that we consider prudent based on our cash flow and percentage of debt to equity. As of December 31, 2003, our average cost of debt was 3.6%, a significant improvement from the 6.5% as of the end of the prior year. Both our lower leverage levels and lower cost of debt have significantly improved our ability to generate cash flow from operations. We believe that by strengthening and simplifying our balance sheet, the Company is well positioned to continue its growth through our operating and acquisition strategies.

      Cumulus also continues to be a leading acquirer of radio stations in our target-sized markets. During 2003, the Company completed $184.7 million of acquisitions, adding 25 radio stations to our platform and increasing our market presence to 56 mid-sized markets. Acquisitions completed in 2003 not only increased our total market presence but, in certain markets, increased the number of stations in a market, thus strengthening our competitive position.

Our Business

      For the period from our inception through December 31, 2003, we have acquired or entered into local marketing, management and consulting agreements with radio stations throughout the United States and the Caribbean. The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements.

      As of December 31, 2003, we owned and operated 266 stations in 56 mid-sized U.S. media markets and provided sales and marketing services under local marketing, management and consulting agreements to 4 stations in 4 U.S. markets, pending FCC approval of the acquisition of these stations. We also currently own five stations and have obtained a license to commence operations on one station in the Caribbean market. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States by net revenues, based on our 2003 pro forma net revenues. We will own and operate a total of 301 radio stations in 61 U.S. markets upon FCC approval and consummation of all pending acquisitions and divestitures (exclusive of new market move-in opportunities).

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

      We are currently under contract with Arbitron and receive ratings materials in a majority of our markets. Our existing five-year contract with Arbitron will expire on March 31, 2004 and we are currently in negotiations with them to renew our contract. The use of Arbitron’s ratings surveys is an important part of our sales process in many markets. There can be no assurance that we will be able to renegotiate a contract with Arbitron on terms that are satisfactory to us, nor can we predict whether or to what extent the resulting loss of Arbitron’s services could have an adverse effect on our ability to generate advertising revenue.

      The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements resulted in immaterial operating income/(expense) during the years ended December 31, 2003, 2002 and 2001 of $0.3, $(0.5) million and $0.1 million, respectively. We continually seek to minimize our use of trade agreements.

      Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. During the years ended December 31, 2003, 2002 and 2001 approximately 85%, 85% and 88%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company.

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

      Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local market management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income. See the quantitative reconciliation of Station Operating Income to the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows in this section.

Results of Operations

      Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations should be referred to while reading the results of operations discussion that follows:

	Year Ended	Year Ended	Year Ended	Percent Change
	December 31,	December 31,	December 31,
	2003	2002	2001	2003 vs. 2002	2002 vs. 2001

Net revenues	$281,971	$252,597	$202,087	11.6%	25.0%
Station operating expenses excluding depreciation, amortization and LMA fees	179,536	159,766	142,357	12.4%	12.2%
Depreciation and amortization	19,445	16,865	50,585	15.3%	(66.7)%
LMA fees	1,591	1,368	2,815	16.3%	(51.4)%
Corporate general and administrative expenses	13,374	13,710	15,180	(2.5)%	(9.7)%
Restructuring and impairment charges (credits)	(334)	(971)	6,781	**	**
Non cash stock compensation expense	490	171	—	186.5%	**

Operating income (loss)	67,869	61,688	(15,631)	10.0%	**
Net interest expense	(21,983)	(29,226)	(28,716)	(24.8)%	1.8%
Losses on early extinguishment of debt	(15,243)	(9,115)	—	67.2%	**
Other income (expense), net	(924)	1,957	10,300	**	(81.0)%

Total nonoperating expense, net	(38,150)	(36,384)	(18,416)	4.9%	97.6

Income tax (expense) benefit	(24,678)	(76,357)	3,494	(67.7)%	**

Net income (loss)	5,041	(92,753)	(30,553)	**	203.6%
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium	1,908	27,314	17,743	(93.0)%	53.9%

Net income (loss) attributable to common stockholders	$3,133	$(120,067)	$(48,296)	**	148.6%

**	Calculation is not meaningful.

      Management’s discussion and analysis of results of operations for the years ended December 31, 2003, 2002 and 2001 have been presented on a historical basis. Additionally, for net revenue, operating expenses, and Station Operating Income we have included management’s discussion and analysis of results of operations on a pro forma basis.

Year Ended December 31, 2003 Versus the Year Ended December 31, 2002

      Net Revenues. Net revenues increased $29.4 million, or 11.6%, to $282.0 million, as compared with the prior year. This increase was primarily attributable to revenues associated with station acquisitions and stations newly operated under LMAs.

      In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $3.6 million or 1.7% to $213.5 million for the year ended December 31, 2003, compared to net revenues of $209.9 million for the year ended December 31, 2002. The increase in same station net revenue versus the prior year was primarily attributable to a 1.7% increase in same station local revenues and a 3.2% increase in same station national revenues. Local and national revenue increases were driven by an increased revenue share captured in the same station group markets and is reflective of the maturity of these assets.

      Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $19.8 million, or 12.4%, to $179.5 million for the year ended December 31, 2003 from $159.8 million for the year ended December 31, 2002. This increase was primarily attributable to expenses associated with station acquisitions and stations operated under LMAs. The provision for doubtful accounts was $3.4 million for the year ended December 31, 2003 as compared with $2.6 million for the year ended December 31, 2002. As a percentage of net revenues, the provision for doubtful accounts was 1% for the year ended December 31, 2003, which was consistent with the prior year.

      In addition, on a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $3.1 million, or 2.3%, to $139.7 million for the year ended December 31, 2003 compared to $136.6 million for the year ended December 31, 2002. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to increased sales costs associated with the addition of sellers across the Company’s platform of stations in preparation for a return to growth in advertising spending. We expect both the growth and increase in costs associated with our sales force to stabilize in early 2004 as the new sellers become trained and productive.

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.3 million, or 2.4%, to $13.7 million for the year ended December 31, 2003 compared to $13.4 million for the year ended December 31, 2002.

      Depreciation and Amortization. Depreciation and amortization increased $2.6 million, or 15.3%, to $19.4 million for the year ended December 31, 2003 compared to $16.9 million for the year ended December 31, 2002. This increase was primarily attributable to the acquisition of stations and related increases in depreciation expense associated with acquired assets.

      LMA Fees. LMA fees total $1.6 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively. Significant components of the current year expense include $0.3 million associated with the Company’s operation of stations under an LMA agreement in Appleton, Wisconsin, $0.5 million associated with the Company’s operation of stations under an LMA in Nashville and $0.2 million of fees related to sales services provided by the Company to one station in Nashville under the terms of a JSA. LMA fees incurred in the prior year relate primarily to stations in Ft. Walton Beach, Florida and Macon, Georgia which were operated under the terms of local marketing agreements during the fourth quarter of 2002 ($0.9 million) and acquired by the Company in January 2003.

      Other Expense (Income). Interest Expense, Net. Interest expense, net of interest income, decreased by $7.2 million, or 24.8%, to $22.0 million for the year ended December 31, 2003 compared to $29.2 million for the year ended December 31, 2002. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,	Increase/
	2003	2002	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$16,619	$12,698	$3,921
Notes	3,764	16,479	(12,715)
Other interest expense	2,202	2,528	(326)
Interest income	(602)	(2,479)	(1,877)

Interest expense, net	$21,983	$29,226	$(7,243)

      In an effort to reduce the overall leverage of the Company and simplify its capital structure, starting in December 2002 and through July 2003, the Company repurchased or redeemed all of its outstanding Notes. The elimination of this debt instrument reduced the Company’s interest expense by $12.7 million. This decrease in interest expense was partially offset by increased expense of $3.9 million compared to the prior year associated with additional borrowings made under the Company’s credit facilities during 2003. Interest income decreased by $1.9 million compared to the prior year due to lower cash reserves and lower interest rates earned on short term investments.

      Losses on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $15.2 million for the year ended December 31, 2003 as compared with $9.1 million for the year ended December 31, 2002. Losses in the current year relate to the repurchase or redemption of $132.6 million of the Notes and the retirement of the Company’s existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003. With regard to the redemptions of the Notes, the Company paid $6.0 million in redemption premiums, $0.2 million in professional fees and wrote off $3.0 million of debt issuance costs. With regard to the extinguishment of the Company’s $175.0 million eight-year term loan, the Company paid $1.5 million in professional fees and wrote-off $1.4 million of previously capitalized debt issue costs. Losses on the early extinguishment of debt in the prior year were the result of the syndication and arrangement of a new credit facility and related retirement and write-off of debt issue costs related to the pre-existing credit facility.

      Income Tax (Expense) Benefit. Income tax expense totaled $24.7 million for the year ended December 31, 2003. Tax expense in the current year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the period. Tax expense in the prior year, which totaled $76.4 million, is comprised of a $57.9 non cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets upon the adoption of SFAS No. 142 and $18.5 million of deferred tax expense recorded to establish valuation allowances against net operating loss carry-forwards generated during the year ended December 31, 2002.

      Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, deemed dividends, accretion of discount and premium on redemption of preferred stock decreased $25.4 million to $1.9 million for the year ended December 31, 2003 compared to $27.3 million for the year ended December 31, 2002. Preferred stock dividends and redemption premiums during the current year are comprised of a $0.6 million redemption premium paid in connection with the repurchase of 4,900 shares of the Series A Preferred Stock in the first quarter of 2003, a $0.6 million redemption premium paid in connection with the redemption of 9,268 shares of the Series A Preferred Stock in July 2003, plus accrued dividends through July 7, 2003 of $0.7 million. As of July 7, 2003, the Company had redeemed all outstanding shares of its Series A Preferred Stock. Preferred stock dividends and redemption premiums during the prior year are comprised of $15.0 million of redemption premiums related to the redemption of 120,321 shares of the Series A Preferred Stock during 2002 and $12.3 million of accrued dividends during 2002.

      Station Operating Income. As a result of the factors described above, Station Operating Income increased $9.6 million, or 10.3%, to $102.4 million for the year ended December 31, 2003 compared to $92.8 million for the year ended December 31, 2002. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies. See the quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, below.

      The following table reconciles operating income (loss) from the accompanying consolidated statements of operations to Station Operating Income (dollars in thousands):

	Year Ended
	December 31,

	2003	2002

Operating income	$67,869	$61,688
Non cash compensation expense	490	171
Restructuring and impairment charges (credits)	(334)	(971)
LMA fees	1,591	1,368
Depreciation and amortization	19,445	16,865
Corporate general and administrative expenses	13,374	13,710

Station Operating Income	$102,435	$92,831

      Intangible Assets. Intangible assets, net of amortization, were $1.3 billion and $1.1 billion as of December 31, 2003 and 2002, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the year ended December 31, 2003 is attributable to acquisitions during the year. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair values on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001, and 2000, the Company recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Pro Forma — Year Ended December 31, 2003 Versus the Year Ended December 31, 2002

      The pro forma results for 2003 compared to 2002 presented below assume that the 268 radio stations in 55 markets owned or operated by the Company for any portion of 2003 were acquired effective January 1, 2002. The pro forma analysis presented below excludes the performance of non-radio subsidiary Broadcast Software International, Inc., referred to as BSI, and the operations of two stations serving Kansas City, Missouri acquired on December 18, 2003 (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Net revenues	$284,515	$283,995
Station operating expenses excluding depreciation and amortization and LMA fees	181,262	181,235

Station Operating Income	$103,253	$102,760

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2003				Year Ended December 31, 2002

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net Revenue	$281,971	$2,544	(1)	$284,515	$252,597	$31,398	(3)	$283,995
Station operating expenses excluding depreciation and amortization and LMA fees	179,536	1,726	(2)	181,262	159,766	21,469	(4)	181,235

Station Operating Income(5)	$102,435	$818		$103,253	$92,831	$9,929		$102,760

(1)	Reflects the addition of revenues related to acquisitions completed in the third quarter of 2003 ($4.5 million), offset by the elimination of revenues from BSI ($1.8 million) and from two stations serving Kansas City, MO acquired on December 18, 2003 ($0.1 million).

(2)	Reflects the addition of expenses related to acquisitions completed in the third quarter of 2003 ($3.4 million), offset by the elimination of expenses from BSI ($1.6 million) and from two stations serving Kansas City, MO acquired on December 18, 2003 ($0.1 million).

(3)	Reflects the addition of revenues related to acquisitions completed in the first quarter of 2002 ($9.5 million), station acquisitions operated under LMAs during the fourth quarter of 2002 and subsequently acquired in the first quarter of 2003 (Ft. Walton Beach and Macon) ($9.7 million) and station acquisitions operated under LMA agreements during the second quarter of 2003 and subsequently acquired in third quarter 2003 ($14.2 million). This increase is offset by the elimination of revenues from divested markets or businesses ($0.2 million) and BSI ($1.8 million).

(4)	Reflects the addition of expenses related to acquisitions completed in the first quarter of 2002 ($5.7 million), station acquisitions operated under LMAs during the fourth quarter of 2002 and subsequently acquired in the first quarter of 2003 (Ft. Walton Beach and Macon) ($6.5 million) and station acquisitions operated under LMA agreements during the second quarter of 2003 and subsequently acquired in third quarter 2003 ($11.1 million). Increase is offset by the elimination of operating expenses from divested markets or businesses ($0.2 million) and BSI ($1.6 million).

(5)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies. See the preceding quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

      Pro forma net revenues for the year ended December 31, 2003 increased 0.2% to $284.5 million from $284.0 million in the prior year. Pro forma station operating expenses excluding depreciation, amortization and LMA fees for the year ended December 31, 2003 were flat versus the prior year.

Year Ended December 31, 2002 Versus the Year Ended December 31, 2001

      Net Revenues. Net revenues increased $50.5 million, or 25.0%, to $252.6 million for the year ended December 31, 2002 from $202.1 million for the year ended December 31, 2001. This increase was primarily attributable to revenues associated with acquisitions completed in the first quarter of 2002 (approximately $37.7 million of the increase), revenues associated with stations operated under LMAs during the fourth quarter of 2002 (approximately $3.0 million of the increase), revenues associated with the Company’s Houston move-in station which was launched on January 1, 2002 ($1.7 million of the increase), combined with increases in year-to-date local and national revenues over the prior year period (approximately $8.1 million of the increase).

      In addition, on a same station basis, net revenue for the 220 stations in 46 markets operated for at least a full year increased $9.3 million or 4.7% to $208.2 million for the year ended December 31, 2002, compared to net revenues of $199.0 million for the year ended December 31, 2001. The increase in same station net revenue was primarily attributable to a 2.8% increase in same station local revenues and a 17.4% increase in same station national sales. The increase in both local and national same station sales was driven by a combination of increase total market revenue share captured by the Company in the same station markets, as well as increased advertising spending and demand during 2002.

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

      Depreciation and Amortization. Depreciation and amortization decreased $33.7 million, or 66.7%, to $16.9 million for the year ended December 31, 2002 compared to $50.6 million for the year ended December 31, 2001. This decrease was primarily attributable to the elimination of amortization expense in 2002 related to goodwill and broadcast licenses in connection with the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets, partially offset by increases in depreciation expense related to acquisitions completed during the first quarter of 2002 (see the Cumulative Effect of a Change in Accounting Principle section below for further detail on the adoption of this statement).

      LMA Fees. LMA fees decreased $1.4 million, or 51.4%, to $1.4 million for the year ended December 31, 2002 from $2.8 million for the year ended December 31, 2001. This decrease was primarily attributable to the purchase of radio stations during the second half of 2001 and subsequent to December 31, 2001 that were formerly operated under local marketing, management and consulting agreements and the related discontinuance of fees associated with such agreements. LMA fees incurred in 2002 relate primarily to stations in Ft. Walton Beach, Florida and Macon, Georgia which were operated under the terms of local marketing agreements during the fourth quarter of 2002 ($0.9 million of 2002 expense).

      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $1.5 million, or 9.7%, to $13.7 million for the year ended December 31, 2002 compared to $15.2 million for the year ended December 31, 2001. The decrease in corporate general and administrative expense for 2002 was primarily attributable to lower legal and professional fee expenses incurred in 2002, partially offset by nominal increases in staffing levels in the Company’s corporate office.

      Restructuring and Impairment Charges (Credits). Restructuring and impairment charges (credits) decreased by $7.8 million, to a credit of $1.0 million for the year ended December 31, 2002, compared to expense of $6.8 million for the year ended December 31, 2001. During 2002, the Company successfully negotiated and executed sublease agreements for a majority of its vacated corporate office space in Milwaukee and Chicago. As a result, during the third and fourth quarters of 2002, the Company reversed $1.0 million of the remaining restructuring liability related to lease obligations which is equal to the expected amount to be received under the various sublease agreements. The $1.0 million liability reversal has been presented in the Consolidated Statements of Operations as a component of restructuring and impairment charges (credits), consistent with the presentation of the original restructuring charge in the second quarter of 2000.

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

      Other Expense (Income). Interest Expense, Net. Interest expense, net of interest income, increased by $0.5 million, or 1.8%, to $29.2 million for the year ended December 31, 2002 compared to $28.7 million for the year ended December 31, 2001. In connection with the completion of certain acquisitions on March 28, 2002, the Company increased its variable rate bank loan borrowings to $287.5 million, as compared to $159.8 million as of December 31, 2001. However, due to decreasing variable interest rates realized by the Company during 2002, interest expense during the year ended December 31, 2002 did not materially differ from the prior year.

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

      Other Income, Net. Other income, net, decreased to $2.0 million for the year ended December 31, 2002 compared to $10.3 million in the prior year. Income recorded in 2002 was primarily the result of gains realized on the sale of stations in 2002 ($5.4 million), offset by expenses incurred as a result of the remeasurement of the stock issuance portion of the Company’s liability under a settlement agreement related to certain class action lawsuits ($1.3 million), expenses incurred related to acquisitions that were not consummated ($1.5 million) and amounts due in connection with the stations previously sold ($0.7 million). The stock issuance portion of the settlement liability became fixed on May 20, 2002 when a stipulation of settlement agreement was approved by the court. Other Income, net, realized in the prior year, was primarily the result of gains realized on asset sales during the year (approximately $19.9 million), offset by a $9.6 million charge recorded by the Company in connection with a proposed settlement of certain class action lawsuits.

      Income Tax Benefit (Expense). Income tax expense increased by $79.9 million, to income tax expense of $76.4 million for the year ended December 31, 2002, compared to an income tax benefit of $3.5 million for the year ended December 31, 2001. Tax expense in 2002 is comprised of a $57.9 million non cash charge recognized to establish a valuation allowance against the Company’s deferred tax assets upon the adoption of SFAS No. 142 (see additional description below), and $18.5 million of deferred tax expense recorded to establish valuation allowances against net operating loss carry-forwards generated during the year ended December 31, 2002.

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

      Station Operating Income. As a result of the factors described above, Station Operating Income increased $33.1 million, or 55.4%, to $92.8 million for the year ended December 31, 2002 compared to $59.7 million for the year ended December 31, 2001. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt and fund acquisitions.

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

      The following table reconciles operating income (loss) from the accompanying consolidated statements of operations to Station Operating Income (dollars in thousands):

	Year Ended
	December 31,

	2002	2001

Operating income (loss)	$61,688	$(15,631)
Non cash compensation expense	171	—
Restructuring and impairment charges (credits)	(971)	6,781
LMA fees	1,368	2,815
Depreciation and amortization	16,865	50,585
Corporate general and administrative expense	13,710	15,180

Station Operating Income	$92,831	$59,730

      Intangible Assets. Intangible assets, net of amortization, were $1.1 billion and $0.8 billion as of December 31, 2002 and 2001, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the year ended December 31, 2002 is attributable to acquisitions during the year, less dispositions. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair values on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001, and 2000, the Company has recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Pro Forma — Year Ended December 31, 2002 Versus the Year Ended December 31, 2001

      The pro forma results for 2002 compared to 2001 presented below assume that the 258 radio stations in 54 markets owned or operated by the Company for any portion of 2002 were acquired effective January 1, 2001. The pro forma analysis presented below excludes the performance of non-radio subsidiary BSI, and start-up operating expenses incurred in the Houston market during the fourth quarter of 2001

(see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended	Year Ended
	December 31,	December 31,
	2002	2001

Net revenues	$269,785	$253,391
Station operating expenses excluding depreciation and amortization and LMA fees	170,102	169,861

Station Operating Income	$99,683	$83,530

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2002				Year Ended December 31, 2001

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net Revenue	$252,597	$17,188	(1)	$269,785	$202,087	$51,304	(3)	$253,391
Station operating expenses excluding depreciation and amortization and LMA fees	159,766	10,336	(2)	170,102	142,357	27,504	(4)	169,861

Station Operating Income(5)	$92,831	$6,852		$99,683	$59,730	$23,800		$83,530

(1)	Reflects the addition of revenues related to acquisitions completed in the first quarter of 2002 ($9.5 million) and pending station acquisitions operated under LMAs during the fourth quarter of 2002 (Ft. Walton Beach and Macon) ($9.7 million). This increase is offset by the elimination of revenues from divested markets or businesses ($0.2 million) and BSI ($1.8 million).

(2)	Reflects the addition of expenses related to acquisitions completed in the first quarter of 2002 ($5.7 million) and pending acquisitions operated under LMAs during the fourth quarter of 2002 (Ft. Walton Beach and Macon) ($6.5 million). Increase is offset by the elimination of operating expenses from divested markets or businesses ($0.3 million) and BSI ($1.7 million).

(3)	Reflects the addition of revenues related to acquisitions completed in the first quarter of 2002 ($42.6 million) and pending station acquisitions operated under LMAs during the fourth quarter of 2002 (Ft. Walton Beach and Macon) ($11.8 million). This increase is offset by the elimination of revenues from divested markets or businesses ($1.4 million) and BSI ($1.7 million).

(4)	Reflects the addition of expenses related to acquisitions completed in the first quarter of 2002 ($24.1 million) and pending acquisitions operated under LMAs during the fourth quarter of 2002 (Ft. Walton Beach and Macon) ($8.4 million). Increase is offset by the elimination of operating expenses from divested markets or businesses ($1.9 million), BSI ($2.3 million) and start-up operating expenses in Houston market ($0.8 million).

(5)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the preceding quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

Liquidity and Capital Resources

      Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, repurchases of our outstanding Notes and Series A Preferred Stock, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as the proceeds from offerings of our securities and borrowings under credit facilities. Our principal need for funds in the future is expected to include the need to fund future acquisitions, interest and debt service payments, working capital requirements and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs. See “— Risk Factors.”

Cash Flows from Operating Activities.

	2003	2002	2001

Net cash provided by operating activities	$45,877	$42,463	$11,440

      Net cash provided by operations increased by approximately 8.0% for the year ended December 31, 2003. This increase was primarily attributable to a 10% increase in operating income and a 24.8% decrease in interest expense, both as compared with the year ended December 31, 2002.

      The year over year comparison of cash provided by operating activities was also effected by the timing of interest payments related to the Notes. The Company has historically made its semi-annual interest payments on the Notes on June 30 and December 31 and, as a result, its interest expense on the Notes has typically matched the associated cash flows. However, during fiscal 2002 the Company made only one semi-annual interest payment on the Notes during the period, which inflated net cash provided by operating activities for the year as compared with prior years. The payment, which was for the interest accrued for the six month period ended June 30, 2002, totaled $8.3 million. Interest which accrued for the second half of 2002, which totaled $6.5 million, was paid on January 2, 2003.

Cash Flows from Investing Activities.

	2003	2002	2001

Net cash used in investing activities	$146,669	$138,734	$48,164

      For the year ended December 31, 2003, net cash used in investing activities increased $7.9 million, to $146.7 million, from $138.7 million for the year ended December 31, 2002. For fiscal 2003, cash outlays related to acquisitions were consistent with the prior year. However, in 2002 the Company realized approximately $8.8 million of proceeds from the sale of stations, which accounts for a lower amount of cash utilized in investing activities in the prior year.

Cash Flows from Financing Activities.

	2003	2002	2001

Net cash provided by financing activities	$47,132	$151,343	$31,053

      For the year ended December 31, 2003, net cash provided by financing activities decreased $104.2 million, to $47.1 million, from $151.3 million during the year ended December 31, 2002. Net cash provided by financing activities in the current year was primarily the result of (1) net borrowings under the Company’s credit facilities ($189.8 million), offset by cash paid to repurchase 14,168 shares our Series A Preferred Stock ($15.4 million) and cash paid to repurchase $132.6 million in aggregate principal of the Notes ($141.7 million). Net cash provided by financing activities in the prior year was primarily the result of (1) net borrowings under the Company’s credit facilities ($127.7 million) and (2) the proceeds of the Company’s offering of shares of its Class A Common Stock on May 22, 2002 ($213.8 million). Cash provided by financing activities in the prior year was partially offset by (a) cash paid to repurchase 120,321 shares of our Series A Preferred Stock ($135.3 million), (b) cash paid to repurchase $27.4 million in aggregate principal of the Notes ($29.6 million) and (c) cash dividends paid on our Series A Preferred Stock ($11.8 million).

      Historical Acquisitions. We completed the acquisition of 25 radio stations during the year ended December 31, 2003. Of the $184.7 million required to fund these acquisitions, $38.5 million was paid in the form of shares of Class A Common Stock, $133.6 million was funded in cash, $10.0 million was satisfied through the issuance of a promissory note, $1.6 million represented capitalizable acquisition costs and $1.0 million had been previously funded as escrow deposits on the pending acquisitions.

      Pending Acquisitions. As of December 31, 2003, the Company was a party to various agreements to acquire 28 stations across 9 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $102.7 million, of which $19.7 million would be paid in cash and $83.0 million would be paid in shares of the Company’s Class A Common Stock. We intend to fund the cash portion of the pending acquisitions with cash on hand, cash flow from operations, the drawings under our Credit Facility or future credit facilities, or sources that may be available in the future. As of December 31, 2003, $1.0 million of escrow deposits was outstanding related to pending transactions. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could be liable for approximately $1.0 million in purchase price.

      We expect to consummate most of our pending acquisitions during 2004 and 2005, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In three of the markets in which there are pending acquisitions petitions to deny have been filed against the Company’s FCC assignment applications. All such petitions and FCC staff inquiries must be resolved before FCC approval can be obtained and the acquisitions consummated. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired. The ability of the Company to make future acquisitions in addition to the pending acquisitions is dependent on the Company’s ability to obtain additional equity and/or debt financing. There can be no assurance that the Company will be able to obtain such financing.

      Sources of Liquidity. We have historically financed our acquisitions primarily through the proceeds from debt and equity financings, the proceeds from asset divestitures and using cash generated from operations. We financed the cash components of our 2003 acquisitions primarily with proceeds of borrowings under our $550.0 million Credit Facility.

      On April 28, 2003 the Company completed an amendment and restatement of its then-existing Credit Agreement, which, among other things, increased the aggregate principal borrowing availability from $400.0 million to $550.0 million. Under the amended and restated agreement, we received financing in the form of a new eight-year term loan facility of $325.0 million. We used the proceeds from the eight-year term loan to pay the consideration pursuant to a tender offer and consent solicitation relating to our outstanding Notes (discussed further below), and to repay the existing eight-year term loan facility of $175 million outstanding and $30.0 million of outstanding revolving loan borrowings, under our existing credit facilities.

      The Credit Facility consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $325.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. During 2003, the Company made scheduled principal payments of $4.2 million on the seven-year term loan facility and $2.4 million on the eight-year term loan facility. In connection with various acquisitions completed in 2003, the Company drew down a total of $70.5 million under its seven-year revolving loan commitment and subsequently repaid a total of $24.0 million of those borrowings during the year. As of December 31, 2003, $108.3 million was outstanding under the seven-year term loan facility, $322.6 million was outstanding under the eight-year term loan facility and $46.5 million was outstanding under the seven-year revolving loan facility. Subsequent to December 31, 2003 and through February 28, 2004, the Company repaid $5.5 million of its outstanding seven-year revolving loan.

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

      Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 4.0% as of December 31, 2003) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 1.13% as of December 31, 2003) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At December 31, 2003 the Company’s effective interest rate, excluding the effects of the interest rate swap agreement discussed below, on loan amounts outstanding under our Credit Facility was 3.6%.

      In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of its current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at December 31, 2003, the Company’s effective interest rate on loan amounts outstanding under our Credit Facility is 4.1%.

      A commitment fee calculated at a rate ranging from 0.50% to 0.75% per annum (depending upon the Company’s utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Agreement equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving Credit Facility are payable quarterly in arrears. In addition, a fronting fee of 0.25% is payable quarterly to the issuing bank.

      The seven-year term loan borrowings have been repayable in quarterly installments since June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan also has been repayable in quarterly installments since June 30, 2003. The scheduled annual amortization is $2.4 million in fiscal 2003, $3.3 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $229.9 million in fiscal 2009 and $76.4 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Facility agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.

      Under the terms of the Credit Agreement, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At December 31, 2003, the Company was in compliance with such financial and operating covenants.

      The terms of the Credit Agreement contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the Credit Agreement and related documents, cross default under other agreements or conditions relating to indebtedness of the Company or its restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the Credit Agreement, the majority of the lenders are able to declare all amounts under our Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving Credit Facility may terminate such term loan facility and such revolving Credit Facility, respectively, upon an event of default.

      On January 29, 2004 the Company completed an amendment and restatement of its existing Credit Agreement, which reduced the margin applicable to both Alternate Base Rate and Adjusted LIBO Rate borrowings under its $325.0 million eight-year term loan facility. The January 29, 2004 amendment and restatement did not change any other material terms or restrictive covenants under the Credit Agreement.

      We issued $160.0 million in aggregate principal amount of our Notes in 1998. During the fourth quarter of 2002 and the first quarter of 2003, the Company completed the repurchase of $57.5 million in aggregate principal of the Notes. Related to the $30.1 million in aggregate principal of the Notes purchased during the first quarter of 2003, the Company paid a premium of $2.4 million. In April 2003, the Company completed a tender offer and consent solicitation relating to its outstanding Notes. In the tender offer, $88.8 million in principal amount of the Notes were repurchased by the Company and canceled, leaving $13.7 million of the Notes outstanding. The Company paid $6.0 million in redemption premiums related to the Notes tendered. Pursuant to the consent solicitation, substantially all of the restrictive covenants in the indenture governing the Notes were eliminated. As permitted by the terms of indenture governing the Notes, the Company called for and completed the redemption of all of the outstanding Notes on July 3, 2003. The Notes were redeemed at a redemption price of 105.188% of the principal amount ($0.7 million in redemption premium), plus accrued interest through July 2, 2003.

      We issued $125.0 million of our Series A Preferred Stock in connection with our initial public offering on July 1, 1998. The holders of the Series A Preferred Stock were entitled to receive cumulative dividends at an annual rate equal to 13 3/4% of the liquidation preference per share of Series A Preferred Stock, payable quarterly, in arrears. On or before July 1, 2003, we could have, at our option, paid dividends in cash or in additional fully paid and non-assessable shares of Series A Preferred Stock. From July 1, 1998 until March 31, 2002, we issued an additional $41.9 million of shares of Series A Preferred Stock as dividends on the Series A Preferred Stock. Prior to the redemption of all of the outstanding shares of the Series A Preferred Stock on July 7, 2003, as discussed below, all of the dividends on the Series A Preferred Stock were paid in shares, except for (1) $3.5 million of cash dividends paid in fiscal 2000 (2) $11.8 million of cash dividends paid in fiscal 2002 and (3) $1.1 million of cash dividends paid in fiscal 2003.

      During the third and fourth quarter of 2002 and the first quarter of 2003, the Company negotiated and completed the repurchase of 125,221 shares of its Series A Preferred Stock for $140.8 million in cash. A redemption premium of $0.6 million associated with the repurchases of 4,900 shares during the three months ended March 31, 2003 has been included as a component of preferred stock dividends and redemption premiums in the accompanying Consolidated Statements of Operations. On July 7, 2003 the Company completed the redemption of all outstanding shares of the Series A Preferred Stock. The 9,268 shares outstanding were redeemed at a redemption price of 106.875% ($0.6 million in redemption premiums) plus accrued dividends through July 6, 2003, all in accordance with the terms and conditions of the stock designations governing the Series A Preferred Stock.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management, in consultation with the Audit Committee of our Board of Directors, evaluates these estimates, including those related to bad debts, intangible assets, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

      We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast.

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company determines the allowance based on historical write-off experience and trends. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectibility. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Although management believes that the allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses, if the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      The Company has significant intangible assets recorded in its accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill assets acquired through the acquisition of radio stations. Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and other Intangible Assets, that requires that goodwill and certain intangible assets will not be amortized. Instead, these assets will be reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The fair value of these assets is dependent upon the performance of our stations. In assessing the recoverability of our indefinite lived intangible assets, we must conduct annual impairment testing required by SFAS No. 142, which could result in our being required to write down the carrying value of our broadcasting licenses and goodwill in future periods. For 2003, we completed the intangible assets with indefinite lives impairment test for broadcast licenses and determined that their fair value exceeded their carrying amount and, as such, did not record an impairment charge. As a result of our transitional intangible assets with indefinite lives test completed in connection with the adoption of the statement in 2002, we recorded to the statement of operations, a $57.9 million impairment charge, net of deferred tax benefit of $41.7 million, under the cumulative effect of a change in accounting principle. For 2003, we also completed the impairment test of goodwill and determined that the carrying amount for each of our reporting units did not exceed the fair value and, as such, did not record a goodwill impairment charge. No goodwill impairment charge was recorded for 2002 in connection with adopting the statement. As of December 31, 2003, we had recorded $1.3 billion in intangible assets and goodwill, which represented approximately 88% of our total assets.

      In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of the Company’s deferred tax liabilities relating to those intangible assets is no longer assured within the Company’s net operating loss carry-forward period. As a result, the Company determined it was necessary to establish a valuation allowance against its deferred tax assets and recorded a $57.9 million non cash charge to income tax expense for the three months ended March 31, 2002. The Company has also recorded additional deferred tax expense of $18.5 million and $23.1 million to establish a valuation allowance against net operating loss carry-forwards generated during the year ended December 31, 2002 and 2003, respectively, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Should the Company determine that it would be able to realize all or part of its net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.

Summary Disclosures About Contractual Obligations and Commercial Commitments

      The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003 (dollars in thousands):

Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)	$477,344	$17,313	$50,093	$51,500	$358,438
Acquisition obligations	102,660	102,660	—	—	—
Operating leases	36,739	7,594	11,212	7,185	10,748
Other operating contracts(2)	1,575	1,575		—	—

Total Contractual Cash Obligations	$618,318	$129,142	$61,305	$58,685	$369,186

(1)	Under our Credit Facility, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Consists of Contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms.

Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years

Letter of Credit(1)	$5,856	$5,856	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Off-Balance Sheet Arrangements

      We did not have any off-balance sheet arrangements as of December 31, 2003.

Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities (“VIEs”) as defined in the Interpretation. The Interpretation applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003 that are special purpose entities, as defined the standard. All other entities are applicable as of March 31, 2004. FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.

      The Company has assessed the impact of this interpretation and has determined that several entities with which it has existing contractual relationships under LMA’s qualify as VIEs. During various periods during 2003, the Company operated 27 stations under local marketing agreements. These stations were owned and licensed to ten separate entities qualifying as VIEs. Under these agreements, the licensee of the stations does not have the right to access the Company’s assets to pay general creditors. The Company has determined that it is the primary beneficiary of each of the VIEs and, as such, these entities must be consolidated into the Company’s financial statements. As of December 31, 2003, the Company operated four radio stations under local marketing agreements, which were owned and licensed to four entities qualifying as VIEs.

      Due to the nature of the local marketing agreements, the Company’s historical practice has been to consolidate the operations of these entities. As a result, the adoption of FIN 46 did not require any changes to the Company’s existing accounting practices, nor did it have a material effect on the Company’s results of operations or financial position. During the year ended December 31, 2003, the 27 stations operated under LMA’s contributed $7.1 million to the consolidated net revenues of the Company.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

Intangibles

      As of December 31, 2003, approximately 88% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.

      Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

Risk Factors

      Many statements contained in Item 7 and elsewhere in this report are forward-looking in nature. These statements are based on current plans, intentions or expectations and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

      Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could have a lower Station Operating Income, if:

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

      The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of competition from new media technologies and services. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Various new media technologies and services are being developed or introduced, including:

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

      Our operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry, that could have a material adverse effect on our business. These include:

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

      We intend to continue to grow through internal expansion and by acquiring radio station clusters and individual radio stations primarily in mid-size markets. We cannot predict whether we will be successful in pursuing these acquisitions or what the consequences of these acquisitions will be. Consummation of our pending acquisitions and any acquisitions in the future are subject to various conditions, such as compliance with FCC and antitrust regulatory requirements. The FCC requirements include:

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

      As required by the transition provisions of SFAS No. 142, we compared the estimated fair values of our FCC broadcast licenses to the book values by market and, as a result of the comparison, took a charge in the first quarter of 2002 of $41.7 million, net of taxes. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit,we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. Based on the results of its first step test, we were not required to perform the second step test on any of our reporting units.

      We completed our annual impairment evaluation of existing broadcast licenses during the fourth quarter of 2003. The fair values of all broadcast licenses exceeded their carrying values and, as a result, no impairment existed. The Company also completed its annual impairment evaluation of goodwill during the fourth quarter of 2003. The fair values of all reporting units exceeded their carrying values and, as a result, no impairment existed. However, there can be no assurance that there will not be adjustments for impairment of either broadcast licenses or goodwill in future periods.

      In connection with the elimination of amortization of the cost of our broadcast licenses for financial reporting purposes upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. As a result, we determined it was necessary to establish a valuation allowance against our deferred tax assets and we recorded a $57.9 million non-cash charge to income tax expense during the first quarter of 2002. In addition to this charge, we established a valuation allowance of $7.3 million against deferred tax assets created when certain broadcast licenses were written down as a result of the transitional impairment test for broadcast licenses upon the adoption of SFAS No. 142. The Company has also recorded additional deferred tax expense of $23.1 million and $8.4 million to establish a valuation allowance against net operating loss carry-forwards generated during the years ended December 31, 2003 and 2002, respectively, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Our management has determined that it is more likely than not that we will realize the benefit of our deferred tax assets, net of the existing valuation allowances, at December 31, 2003.

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

      We also employ several on-air personalities with large loyal audiences in their individual markets. The loss of one or more of these personalities could result in a short-term loss of audience share in that particular market.

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

      As of December 31, 2003, our long-term debt, including the current portion, was $487.3 million, representing approximately 62.1% of our stockholders’ equity. Our credit facilities have interest and principal repayment and redemption obligations that are substantial in amount and would have a substantial impact on our stockholders.

      The level of our indebtedness could have several important consequences to you. You should note that:

•	a substantial portion of our cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

•	certain of our borrowings are, and will be, at variable rates of interest, which may expose us to the risk of increased interest rates;

•	our leveraged position and the covenants contained in our Credit Agreement could limit our ability to compete, expand or make capital improvements; and

•	our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

Our ability to fulfill our debt obligations could be adversely affected by many factors.

      Our ability to repay our debt obligations will depend upon our future financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, technological, legislative and regulatory factors, many of which are beyond our control. We cannot be certain that our operating results, cash flow and capital resources will be sufficient to repay our debt in the future. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and may be required to:

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

Our credit facilities impose significant restrictions on us.

      Our credit facilities restrict, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends, make particular types of investments or make other restricted payments;

•	enter into some types of transactions with affiliates;

•	merge or consolidate with any other person; or

•	sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

      In addition, our credit facilities also restrict our ability to incur liens or to sell some assets. Our credit facilities also require us to maintain specified financial ratios and to satisfy certain financial condition tests. Our ability to meet those financial ratios and financial condition tests can be affected by events beyond our control, and we cannot be sure that we will maintain those ratios or meet those tests. A breach of any of these restrictions could result in a default under our debt agreements. Our lenders have taken security interests in substantially all of our consolidated assets, and we have pledged the stock of our subsidiaries to secure the debt under our credit facility. If an event of default under our credit facilities occurs, our credit facility lenders could declare all amounts outstanding, including accrued interest, immediately due and payable. If we could not repay those amounts, those lenders could proceed against the collateral pledged to them to secure that indebtedness. If our credit facility indebtedness were accelerated, our assets may not be sufficient to repay in full that indebtedness. Our ability to comply with the restrictions and covenants in our credit facilities will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. If we fail to comply with the restrictions and covenants in our existing credit facilities, our lenders could declare all amounts owed to them immediately due and payable.

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

      Further, the stock markets, and in particular the NASDAQ National Market, on which our Class A Common Stock is listed, from time to time have experienced extreme price and volume fluctuations that were not necessarily related or proportionate to the operating performance of the affected companies. In addition, general economic, political and market conditions such as recessions, interest rate movements or international currency fluctuations, may adversely affect the market price of our Class A Common Stock.

Certain stockholders control or have the ability to exert significant influence over the voting power of our capital stock.

      As of February 16, 2004, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, John W. Dickey, our Executive Vice President, together with DBBC, L.L.C., one of our stockholders that is principally controlled by Messrs. L. Dickey, J. Dickey and other members of their family, collectively own 4,966,185 shares, or approximately 8.9%, of our outstanding Class A Common Stock, and 2,145,561 shares, or 100.0%, of our outstanding Class C Common Stock, which collectively represent approximately 34.1% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management. The interests of these stockholders may differ from the interests of our other stockholders.

      As of February 16, 2004, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, BancAmerica Capital Investors SBIC I, L.P., referred to as BACI, together own 840,250 shares, or 1.6%, of our Class A Common Stock and 11,630,759 shares, or 100.0%, of our nonvoting Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds options exercisable within 60 days of February 16, 2004 to purchase 89,873 shares of our Class A Common Stock and Robert H. Sheridan, III, one of our directors and a senior vice president and managing director with an economic interest in the general partners of both BA Capital and BACI, holds options exercisable within 60 days of February 16, 2004 to purchase 34,999 shares of our Class A Common Stock. Assuming that those options were exercised for shares of Class A Common Stock, and giving effect to the conversion into shares of Class A Common Stock of all shares of Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 17.5% of the total voting power of our common stock. BA Capital and BACI are both affiliates of Bank of America Corporation. BA Capital has the right to designate one member of our board and Mr. Sheridan currently serves on our board as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.

Cautionary Statement Regarding Forward-Looking Statements

      In various places in this annual report on Form 10-K, we use statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. Although we believe that, in making any of these statements, our expectations are based on reasonable assumptions, these statements may be influenced by factors that could cause actual outcomes and results to be materially different from these projected. When used in this document, words such as “anticipates,” “believes,” “expects,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify these forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including those referred above to under “Risk Factors” and as otherwise described in our periodic filings with the SEC from time to time.

      Important facts that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control, include:

•	the impact of general economic conditions in the United States or in specific markets in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our capital expenditure requirements;

•	legislative or regulatory requirements;

•	risks and uncertainties relating to our leverage;

•	interest rates;

•	consummation and integration of pending or future acquisitions;

•	access to capital markets; and

•	fluctuations in exchange rates and currency values.

      Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by the forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required under federal securities laws. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      At December 31, 2003, approximately 98% of the Company’s long-term debt bears interest at variable rates. Accordingly, the Company’s earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2003 average interest rate under these borrowings, it is estimated that the Company’s 2003 interest expense and net income would have changed by $4.8 million.

      In March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce the Company’s exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $177.3 million of borrowings outstanding at December 31, 2003 which are not subject to the interest rate swap and assuming a one percentage point change in the 2003 average interest rate under these borrowings, it is estimated that the Company’s 2003 interest expense and net income would have changed by $1.8 million.

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

Foreign Currency Risk

      As a result of the 1997 acquisition of Caribbean Communications Company Ltd., (“CCC”), the Company has operations in five countries throughout the English-speaking Caribbean. All foreign operations are measured in their local currencies. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company has operations.

      The Company maintains no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations generated net income of less than $0.2 million for the year ended December 31, 2003.

      It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 2003 by an amount less than $0.1 million.

Item 8.	Financial Statements and Supplementary Data

      The information in response to this item is included in the Company’s consolidated financial statements, together with the report thereon of KPMG LLP, beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

      There have been no significant changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Members of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding executive officers of the Company is contained in Part I of this report.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to the information set forth under the caption “Auditor Fees and Services” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

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

      (b) Reports on Form 8-K:

      On December 11, 2003, the Company filed a Current Report on Form 8-K (Items 5 and 7).

      (c) Exhibits:

3.1	—	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed on August 2, 2002).
3.2	—	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed on August 2, 2002).
4.1	—	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed on August 2, 2002).
4.2	—	Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the shareholders named therein (incorporated herein by reference to the quarterly report on Form 10-Q for the period ended September 30, 2001).
4.3	—	Form of Exchange Debenture Indenture between Cumulus Media Inc. and U.S. Bank Trust National Association, as Trustee (incorporated herein by reference to Exhibit 10.5 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849)).
10.1	—	Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the registration statement on Form S-1, filed on June 25,1998 and declared effective on June 26, 1998 (Commission File No. 333-48849)).
10.2	—	Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849)).
10.3	—	Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.4	—	Cumulus Media Inc. 1999 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the registration statement on Form S-8, filed on June 7, 2001(Commission File No. 333-62542)).
10.5	—	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538)).

10.6	—	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporate herein by reference to Exhibit 4.1 to the registration statement on Form S-8, filed on April 15, 2003 (Commission File No. 333-104542)).
10.7	—	Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of the quarterly report on Form 10-Q for the period ended September 30, 2001.
10.8	—	Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of the quarterly report on Form 10-Q for the period ended September 30, 2001).
10.9	—	Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of the quarterly report on Form 10-Q for the period ended September 30, 2001).
10.10	—	Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of the quarterly report on Form 10-Q for the period ended September 30, 2001).
10.11	—	Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 to the quarterly report on Form 10-Q for the period ended September 30, 2001).
10.12	—	Promissory Note, dated as of February 2, 2000, made by Richard W. Weening in favor of Cumulus Media Inc.(incorporated herein by reference to Exhibit 10.20 of the annual report on Form 10-K for the year ended December 31, 2001).
10.13	—	Promissory Note, dated as of February 2, 2000, made by Lewis W. Dickey, Jr., in favor of Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.21 of the annual report on Form 10-K for the year ended December 31, 2001).
10.14	—	Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 to the current report on Form 8-K, filed on February 7, 2002).
10.15	—	Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of the annual report on Form 10-K for the year ended December 31, 2002).
10.16	—	Amendment and Restatement Agreement, dated as of April 28, 2003, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, including the Credit Agreement, dated as of March 28, 2003, as amended and restated as of April 28, 2003, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the period ended June 30, 2003).
21.1*	—	Subsidiaries of the Company.
23.1*	—	Consent of KPMG LLP.
31.1*	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2004.

CUMULUS MEDIA INC.

By	/s/ MARTIN GAUSVIK

Martin Gausvik
Executive Vice President, Treasurer
and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LEWIS W. DICKEY, JR. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 15, 2004

/s/ MARTIN GAUSVIK Martin Gausvik	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ RALPH B. EVERETT Ralph B. Everett	Director	March 15, 2004

/s/ HOLCOMBE T. GREEN, JR. Holcombe T. Green, Jr.	Director	March 15, 2004

/s/ ERIC P. ROBISON Eric P. Robison	Director	March 15, 2004

/s/ ROBERT H. SHERIDAN, III Robert H. Sheridan, III	Director	March 15, 2004

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Cumulus Media Inc.:

      We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Notes 1 and 5 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

/s/ KPMG LLP

Chicago, Illinois

March 12, 2004

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
(Dollars in thousands, except for share and per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$6,720	$60,380
Restricted cash	—	13,000
Accounts receivable, less allowance for doubtful accounts of $2,488 and $2,337 respectively	51,215	47,367
Prepaid expenses and other current assets	14,706	9,525
Deferred tax assets	747	1,156

Total current assets	73,388	131,428
Property and equipment, net	91,149	92,064
Goodwill and intangible assets, net	1,299,709	1,117,842
Other assets	13,384	14,180

Total assets	$1,477,630	$1,355,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,500	$45,165
Current portion of long-term debt	27,313	5,558
Other current liabilities	33	458

Total current liabilities	48,846	51,181
Long-term debt	460,031	414,704
Other liabilities	1,112	1,941
Deferred income taxes	183,338	152,680

Total liabilities	693,327	620,506

Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 and 14,168 shares issued and outstanding, respectively	—	14,168

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 and 14,168 shares of Series A Cumulative Exchangeable Redeemable Preferred Stock issued and outstanding, respectively	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 53,816,502 and 48,843,191 shares issued and outstanding, respectively	538	488
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 and 13,244,954 shares issued and outstanding, respectively	116	132
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Accumulated other comprehensive income	401	—
Additional paid-in-capital	937,279	884,284
Accumulated deficit	(149,045)	(154,086)
Loan to officers	(4,992)	(9,984)

Total stockholders’ equity	784,303	720,840

Total liabilities and stockholders’ equity	$1,477,630	$1,355,514

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except for share and per share data)

	2003	2002	2001

Revenues	$309,459	$278,320	$222,185
Less: agency commissions	(27,488)	(25,723)	(20,098)

Net revenues	281,971	252,597	202,087
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $3,441, $2,596 and $4,793 respectively)	179,536	159,766	142,357
Depreciation and amortization	19,445	16,865	50,585
LMA fees	1,591	1,368	2,815
Corporate general and administrative (excluding non cash stock compensation expense of $490, $171 and $0, respectively)	13,374	13,710	15,180
Restructuring and impairment charges (credits)	(334)	(971)	6,781
Non cash stock compensation expense	490	171	—

Total operating expenses	214,102	190,909	217,718
Operating income (loss)	67,869	61,688	(15,631)

Nonoperating income (expense):
Interest expense	(22,585)	(31,705)	(30,876)
Interest income	602	2,479	2,160
Losses on early extinguishment of debt	(15,243)	(9,115)	—
Other income (expense), net	(924)	1,957	10,300

Total nonoperating expense, net	(38,150)	(36,384)	(18,416)

Income (loss) before income taxes	29,719	25,304	(34,047)
Income tax (expense) benefit	(24,678)	(76,357)	3,494

Income (loss) before the cumulative effect of a change in accounting principle	5,041	(51,053)	(30,553)
Cumulative effect of a change in accounting principle, net of tax	—	(41,700)	—

Net income (loss)	5,041	(92,753)	(30,553)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	1,908	27,314	17,743

Net income (loss) attributable to common stockholders	$3,133	$(120,067)	$(48,296)

Basic income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.05	$(1.44)	$(1.37)
Cumulative effect of a change in accounting principle	—	(0.76)	—

Income (loss) per common share	$0.05	$(2.20)	$(1.37)

Diluted income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.05	$(1.44)	$(1.37)
Cumulative effect of a change in accounting principle	—	(0.76)	—

Income (loss) per common share	$0.05	$(2.20)	$(1.37)

Weighted average basic common shares outstanding	64,305,693	54,466,801	35,169,899

Weighted average diluted common shares outstanding	66,950,422	54,466,801	35,169,899

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except for share data)

	Class A		Class B		Class C
	Common Stock		Common Stock		Common Stock

	Number of	Par	Number of	Par	Number of	Par
	Shares	Value	Shares	Value	Shares	Value

Balance at January 1, 2001	28,334,067	$283	4,479,343	$45	2,307,277	$23

Net loss	—	—	—	—	—	—
Issuance of common stock	58,820	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—
Share exchange	(657,000)	(6)	1,435,000	14	(778,000)	(8)
Issuance of common stock held in escrow	770,000	8	—	—	—	—

Balance at December 31, 2001	28,505,887	$285	5,914,343	$59	1,529,277	$15

Net loss	—	—	—	—	—	—
Issuance of common stock	833,249	8	—	—	—	—
Proceeds from secondary offering	10,549,448	105	—	—	—	—
Proceeds from warrant exercises	369,630	4	—	—	—	—
Non cash stock compensation expense	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—
Common stock offering costs	—	—	—	—	—	—
Share exchange	2,498,134	25	(1,613,728)	(16)	(884,406)	(9)
Issuance of common stock/warrants in acquisitions	6,856,843	69	8,944,339	89	—	—
Return of previously issued common stock held in escrow to the Company	(770,000)	(8)	—	—	—	—

Balance at December 31, 2002	48,843,191	$488	13,244,954	$132	644,871	$6

Net income	—	—	—	—	—	—
Other comprehensive income:
Change in fair value of derivative instrument		—		—	—	—

Total comprehensive income		—		—	—	—

Issuance of common stock	538,460	6	—	—	—	—
Proceeds from warrant exercises	16,814	—	706,424	7	—	—
Non cash stock compensation expense	—	—	—	—	—	—
Preferred stock dividends and redemption premiums	—	—	—	—	—	—
Share exchange	2,320,619	23	(2,320,619)	(23)	—	—
Issuance of common stock in acquisitions	2,097,418	21	—	—	—	—
Collection on loan to officer	—	—	—	—	—	—

Balance at December 31, 2003	53,816,502	$538	11,630,759	$116	644,871	$6

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated			Issued Class A
	Other	Additional		Common		Total
	Comprehensive	Paid-In	Accumulated	Stock Held in	Loans to	Stockholders’
	Income	Capital	Deficit	Escrow	Officers	Equity

Balance at January 1, 2001	—	$512,285	$(30,780)	$—	$(9,984)	471,872

Net loss	—	—	(30,553)	—	—	(30,553)
Issuance of common stock	—	212	—	—	—	212
Preferred stock dividends	—	(17,647)	—	—	—	(17,647)
Share exchange	—	—	—	—	—	—
Issuance of common stock held in escrow	—	9,409	—	(9,417)	—	—

Balance at December 31, 2001	$—	$504,259	$(61,333)	$(9,417)	$(9,984)	423,884

Net loss	—	—	(92,753)	—	—	(92,753)
Issuance of common stock	—	4,750	—	—	—	4,758
Proceeds from secondary offering	—	208,246	—	—	—	208,351
Proceeds from warrant exercises	—	4,287	—	—	—	4,291
Non cash stock compensation expense	—	171	—	—	—	171
Preferred stock dividends	—	(27,314)	—	—	—	(27,314)
Common stock offering costs	—	(9,642)	—	—	—	(9,642)
Share exchange	—	—	—	—	—	—
Issuance of common stock/warrants in acquisitions	—	208,936	—	—	—	209,094
Return of previously issued common stock held in escrow to the Company	—	(9,409)	—	9,417	—	—

Balance at December 31, 2002	$—	$884,284	$(154,086)	$—	$(9,984)	$720,840

Net income	—	—	5,041	—	—	5,041
Other comprehensive income:
Change in fair value of derivative instrument	401	—	—	—	—	401

Total comprehensive income	401	—	5,041	—	—	5,442

Issuance of common stock	—	7,230	—	—	—	7,236
Proceeds from warrant exercises	—	8,672	—	—	—	8,679
Non cash stock compensation expense	—	490	—	—	—	490
Preferred stock dividends and redemption premiums	—	(1,908)	—	—	—	(1,908)
Share exchange	—	—	—	—	—	—
Issuance of common stock in acquisitions	—	38,511	—	—	—	38,532
Collection on loan to officer	—	—	—	—	4,992	4,992

Balance at December 31, 2003	$401	$937,279	$(149,045)	$—	$(4,992)	$784,303

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$5,041	$(92,753)	$(30,553)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	41,700	—
Write-off of debt issuance costs	4,383	6,928	—
Redemption premiums for repurchase of 10 3/8% Senior Subordinated Notes	9,128	2,187	—
Depreciation	18,512	15,947	14,860
Amortization of goodwill and intangible assets	933	918	35,725
Amortization of debt issuance costs	402	1,408	2,171
Provision for doubtful accounts	3,441	2,596	4,793
Change in the fair value of derivative instruments	(553)	—	—
Loss (gain) on sale of assets or stations	118	(5,400)	(18,509)
Stock issuance portion of litigation settlement	—	1,325	3,833
Deferred income taxes	24,678	76,357	(3,494)
Non cash stock compensation	490	171	—
Asset write-down component of restructuring and impairment charges	—	—	6,828
Adjustment of restructuring charges	(334)	(971)	—
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Restricted cash	13,000	—	(13,000)
Accounts receivable	(7,006)	(9,125)	6,723
Prepaid expenses and other current assets	(3,675)	(2,612)	3,266
Accounts payable and accrued expenses	(18,109)	4,405	1,094
Other assets	(2,472)	847	(2,007)
Other liabilities	(2,100)	(1,465)	(290)

Net cash provided by operating activities	45,877	42,463	11,440

Cash flows from investing activities:
Acquisitions	(133,558)	(132,345)	(82,001)
Dispositions	715	8,774	47,470
Escrow deposits on pending acquisitions	(61)	633	(1,376)
Capital expenditures	(9,629)	(11,922)	(10,091)
Other	(4,136)	(3,874)	(2,166)

Net cash used in investing activities	(146,669)	(138,734)	(48,164)

Cash flows from financing activities:
Proceeds from bank credit facility	438,500	287,500	46,500
Repayments of borrowings from bank credit facility	(248,656)	(159,813)	(11,688)
Payments for repurchase of 10 3/8% Senior Subordinated Notes, including redemption premiums	(141,710)	(29,605)	—
Payments for debt issuance costs	—	(3,743)	(917)
Payments on promissory notes	(180)	(25)	(19)
Payment of dividend on Series A Preferred Stock	(1,146)	(11,806)	—
Payment of dividend on Series B Preferred Stock	—	—	(379)
Payments for redemption of preferred stock	(15,417)	(135,319)	(2,500)
Proceeds from collection of officer loan	4,992	—	—
Proceeds from issuance of common stock	10,749	213,796	56
Payments for preferred and common stock offering costs	—	(9,642)	—

Net cash provided by financing activities	47,132	151,343	31,053

Increase (decrease) in cash and cash equivalents	(53,660)	55,072	(5,671)
Cash and cash equivalents at beginning of year	60,380	5,308	10,979

Cash and cash equivalents at end of year	$6,720	$60,380	$5,308

Supplemental disclosures of cash flow information:
Interest paid	$28,508	$23,180	$36,836
Income taxes paid	—	—	—

Non cash operating, investing and financing activities:
Trade revenue	$18,613	$15,978	$13,055
Trade expense	18,296	16,518	13,004
Assets acquired through notes payable	10,000	87	—
Liabilities assumed through acquisitions	135	10,242	46
Preferred stock dividends paid in kind, deemed dividends and accretion of discount	—	4,469	17,161
Issuance of common stock and warrants in exchange for acquired businesses	38,532	209,094	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

      Restricted cash presented in the accompanying consolidated balance sheets as of December 31, 2002 represents the cash portion of the proposed class action lawsuit settlement that was funded by the Company to an escrow account in November 2001. The restricted cash asset and offsetting settlement liability were subsequently reduced during 2003 when the cash was distributed from the escrow account to the settlement class members. See further discussion in Note 15.

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

Debt Issuance Costs

      The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2003, 2002 and 2001 the Company recognized amortization expense of debt issuance costs of $0.4 million, $1.4 million and $2.2 million, respectively.

Extinguishment of Debt

      The Company’s losses on extinguishment of debt have been reflected as a component of income (loss) from continuing operations, consistent with the provisions of issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Losses recognized during 2003 and 2002 relate to the redemption of the Company’s 10 3/8% Senior Subordinated Notes due 2008 and the retirement of certain term loan borrowings under the Company’s credit facilities.

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

Trade Agreements

      The Company trades commercial airtime for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received, which approximates the fair value of the air time surrendered in the trade. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed.

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

	2003	2002	2001

Net income (loss) attributable to common stockholders:
Net income (loss), as reported	$5,041	$(92,753)	$(30,553)
Add: Stock-based compensation expense included in reported net income (loss)	490	171	—
Deduct: Total stock based compensation expense determined under fair value based method	(12,914)	(14,065)	(9,960)

Pro forma net loss	(7,383)	(106,647)	(40,513)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	1,908	27,314	17,743

Pro forma net loss attributable to common stockholders	$(9,291)	$(133,961)	$(58,256)
Basic income (loss) per common share:
As reported	$0.05	$(2.20)	$(1.37)
Pro forma	$(0.14)	$(2.46)	$(1.66)
Diluted income (loss) per common share:
As reported	$0.05	$(2.20)	$(1.37)
Pro forma	$(0.14)	$(2.46)	$(1.66)

      The per share weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $9.95, $7.85 and $4.07, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

      2003 Option Grants: expected volatility of 38.4% for 2003; risk-free interest rate of 4.25%; dividend yield of 0% and expected lives of four years from the date of grant.

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

Comprehensive Income

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports changes in the fair value of derivatives qualifying as cash flow hedges as a component of comprehensive income.

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

Fair Values of Financial Instruments

      The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of the Company’s long term debt approximates its fair value.

New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 addresses the consolidation by business enterprises of variable interest entities (“VIEs”) as defined in the Interpretation. The Interpretation applied immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIEs created prior to February 1, 2003 that are special purpose entities, as defined the standard. All other entities are applicable as of March 31, 2004. FIN 46 requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.

      The Company has assessed the impact of this interpretation and has determined that several entities with which it has existing contractual relationships under local marketing agreements (“LMA”) qualify as VIEs. A typical LMA is an agreement under which a Federal Communications Commission licensee of a radio station makes available, typically for a fee, air time on its station to another party. The other party provides programming to be broadcast during such airtime and collects revenues from advertising it sells for broadcast during such programming. During various periods during 2003, the Company operated 27 stations under local marketing agreements. These stations were owned and licensed to ten separate entities qualifying as VIEs. Under these agreements, the licensee of the stations does not have the right to access the Company’s assets to pay general creditors. The Company has determined that it is the primary beneficiary of each of the VIEs and, as such, these entities must be consolidated into the Company’s financial statements. As of December 31, 2003, the Company operated four radio stations under local marketing agreements, which were owned and licensed to four entities qualifying as VIEs.

      Due to the nature of the local marketing agreements, the Company’s historical practice has been to consolidate the operations of these entities. As a result, the adoption of FIN 46 did not require any changes to the Company’s existing accounting practices, nor did it have a material effect on the Company’s results of operations or financial position. During the twelve months ended December 31, 2003, the 27 stations operated under LMA’s contributed $7.1 million to the consolidated net revenues of the Company.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

Reclassifications

      Amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.     Acquisitions and Dispositions

Pending Acquisitions

      As of December 31, 2003, the Company was a party to various agreements to acquire 28 stations across 9 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $102.7 million, of which $19.7 million would be paid in cash and $83.0 million would be paid in shares of the Company’s Class A Common Stock.

      Escrow funds of approximately $1.0 million and $1.9 million paid by the Company in connection with pending acquisitions have been classified as other assets at December 31, 2003 and 2002, respectively, in the accompanying consolidated balance sheets.

2003 Acquisitions

      We completed the acquisition of 25 radio stations during the year ended December 31, 2003. Of the $184.7 million required to fund these acquisitions, $133.6 million was paid in cash, $38.5 million was paid in the form of shares of Class A Common Stock (2,097,418 shares), $10.0 was funded in the form of a promissory note, $1.6 million represented capitalizable acquisition costs and $1.0 million had been previously funded as escrow deposits on the pending acquisitions. With regard to the $10.0 million promissory note, the Company has the option to repay the note with shares of the Company’s Class A Common Stock. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described below.

      On January 10, 2003, we completed the acquisition of WKSM-FM, WNCV-FM, WYZB-FM, WZNS-FM and WFTW-AM serving the Ft. Walton Beach, Florida market (Arbitron market rank #217) from East Mississippi Broadcasters, Inc. In connection with the acquisition the Company paid approximately $28.5 million in cash and 95,938 shares of Class A Common Stock. This five-station cluster had been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

      On January 31, 2003, we completed the acquisition of WDDO-AM, WDEN-AM, WAYS-FM, WMAC-AM, WDEN-FM, WPEZ-FM, WMKS-FM and WMGB-FM serving the Macon, Georgia market (Arbitron market rank #156) from U.S. Broadcasting Limited Partnership, for approximately $35.5 million in cash. This eight-station cluster had been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

      On July 21, 2003, we completed the acquisition of WSM-FM and WWTN-FM serving the Nashville, Tennessee market (Arbitron market rank #45) from Gaylord Entertainment, for $62.5 million in cash. The addition of these two stations increases the Company’s position in the Nashville market to five stations. The two stations acquired from Gaylord Entertainment had been operated by the Company under the terms of a local marketing agreement since April 21, 2003.

      In connection with the Company’s acquisition of WSM-FM and WWTN-FM serving the Nashville, Tennessee market, the Company also entered into a Joint Services Agreement (“JSA”) related to a third radio station, WSM-AM. Under the terms of the agreement, the Company will provide sales and marketing services to the station for a period of five years and will retain all of the revenues of the station. In return, the licensee of the station received $2.5 million at the commencement date of the agreement and will receive a monthly fee equal to a percentage of the net revenues realized less certain selling costs incurred by the Company. The Company calculated the fair value of the JSA using a discounted cash flow approach and determined that the $2.5 million of consideration paid was an accurate measure of fair value. The value of the JSA will be amortized over the five-year life of the agreement. As of December 31, 2003, $2.2 million has been classified as current and non current assets related to the JSA.

      On July 22, 2003, we completed the acquisition of WZYP-FM, WUSX-FM, WVNN-AM and WUMP-AM serving the Huntsville, Alabama market (Arbitron market rank #118). In connection with the acquisition the Company paid 1,215,760 shares of Class A Common Stock. In addition to the station assets and FCC broadcast licenses, we received approximately $2.5 million in working capital as part of the deal. This four-station cluster had been operated by the Company under the terms of a local marketing agreement since April 1, 2003.

      On December 18, 2003, we completed the acquisition of KCHZ-FM and KMJK-FM, serving Kansas City, Missouri (Arbitron market rank #29), from Syncom Radio Corporation and Allur-Kansas City, Inc. In connection with the acquisition the Company paid approximately $5.0 million in cash, 483,671 shares of Class A Common Stock and delivered a $10.0 million promissory note. The promissory note, which matures on December 22, 2004, is payable at the Company’s option in cash or shares of Class A Common Stock.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the 2003 acquisitions (dollars in thousands):

Current assets, other than cash	$296
Property and equipment	8,796
Intangible assets	168,890
Goodwill	13,912

Total assets acquired	191,894

Current liabilities	(756)
Deferred tax liabilities	(6,398)

Total liabilities assumed	(7,154)

Net assets acquired	$184,740

      Of the $15.6 million of goodwill recorded in connection with the 2003 acquisitions, it is expected that amortization related to $9.4 million of the goodwill will be deductible for tax purposes.

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

      During 2003 and 2002, certain former owners of Aurora exercised warrants to purchase 723,238 and 89,078 shares of Class A Common Stock, respectively. Proceeds to the Company totaled approximately $8.7 million and $1.1 million during the years ended December 31, 2003 and 2002, respectively. Additional warrants to purchase 21, 017 shares of common stock, issued to owners of Aurora, were not exercised and expired on March 28, 2003. As of December 31, 2003, no warrants issued in the Aurora transaction remained outstanding.

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

DBBC, L.L.C.

      Also on March 28, 2002, the Company completed the acquisition of the broadcasting operations of DBBC, L.L.C. (“DBBC”), which owned and operated 3 radio stations in Nashville, Tennessee. In acquiring the broadcasting operations of DBBC, the Company issued to DBBC (1) 5,250,000 shares of the Company’s Class A Common Stock and (2) warrants, exercisable until September 28, 2002, to purchase up to 250,000 shares of common stock at an exercise price of $12.00 per share and paid $21.0 million in cash. As a result of this transaction, the Company acquired three radio stations in Nashville, Tennessee, Arbitron ranked metro #44. The DBBC acquisition increases the Company’s station portfolio and marks the Company’s entry into the top tier Arbitron rank 50+ markets.

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

Clear Channel Asset Sale and Exchanges

      On January 18, 2001, the Company completed substantially all of the third and final phase of an asset exchange and sale transaction with Clear Channel Communications, Inc. and subsidiaries (“Clear Channel”). Upon the January 18th closing, the Company transferred 44 stations in 8 markets in exchange for 4 stations in 1 market and approximately $36.2 million in cash. As of the close date, the Company also received approximately $2.7 million in proceeds previously withheld from the second phase of the Clear Channel transaction which occurred during 2000. The Company recorded a $16.0 million gain on this asset sale and exchange transaction during 2001, which has been presented in other income, net in the accompanying statement of operations.

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

      The unaudited consolidated condensed pro forma results of operations data for the years ended December 31, 2003 and 2002, reflect adjustments as if all acquisitions and dispositions completed had occurred on January 1, 2002, follow (dollars in thousands, except per share data):

	December 31,	December 31,
	2003	2002

	(Unaudited)	(Unaudited)
Net revenues	$284,515	$283,995
Operating income	$69,662	$69,788
Net income (loss)	$5,503	$(78,741)
Net income (loss) attributable to common stockholders	$3,595	$(98,345)

Basic income (loss) per common share	$0.06	$(1.81)
Diluted income (loss) per common share	$0.05	$(1.81)

      As of December 31, 2003, 2002 and 2001, the Company operated 4, 17 and 14 stations under LMA’s respectively. The statements of operations for the years ended December 31, 2003, 2002 and 2001 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or December 31.

3.	Restructuring and Impairment Charges (Credits)

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

      During 2002, the Company successfully negotiated and executed sublease agreements for a majority of the vacated corporate office space in Milwaukee, Wisconsin and Chicago, Illinois. As a result, during the year ended December 31, 2003 and 2002, the Company reversed $0.3 million and $1.0 million, respectively, of the remaining liability related to lease obligations. The amount reversed in each period represents the Company’s estimate of the reduction of the remaining lease obligations as a result of offsetting contractual sublease income. The reversal of liability related to the subleases has been presented in the Consolidated Statements of Operations as a component of restructuring and impairment charges (credits), consistent with the presentation of the original restructuring charge.

      The following table presents the restructuring liability at December 31, 2003, 2002, 2001 and 2000 and the related activity applied to the balances for the year ended December 31, 2003, 2002 and 2001 (dollars in thousands):

	Restructuring Liability

		Liability		Liability	Liability
	December 31,	Utilized in	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2000	2001	2001	2002	2002	2002

Employee severance and related costs	$528	$(528)	$—	$—	$—	$—
Lease termination costs — office relocation	2,379	(534)	1,845	(162)	(919)	764
Accrued internet contractual obligations	375	(51)	324	(96)	—	228
Internet lease termination costs	434	(94)	340	(44)	(52)	244

Restructuring liability totals	$3,716	$(1,207)	$2,509	$(302)	$(971)	$1,336

	Restructuring Liability

		Liability	Liability
	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2002	2003	2003	2003

Employee severance and related costs	$—	$—	$—	$—
Lease termination costs — office relocation	764	(167)	(276)	321
Accrued internet contractual obligations	228	—	—	228
Internet lease termination costs	244	(31)	(58)	155

Restructuring liability totals	$1,236	$(198)	$(334)	$704

      Outstanding restructuring liability amounts have been presented as a component of current and non-current liabilities in the accompanying balance sheets.

      During 2001, the Company determined that certain long-lived assets of its Caribbean radio operations were impaired because the carrying amounts of the assets exceeded the undiscounted future cash flows expected to be derived from the assets. As a result, the Company recorded a $6.8 million impairment charge, consisting of a $5.4 million charge to write off certain intangibles and a $1.4 million charge to write down property and equipment.

4.	Property and Equipment

      Property and equipment consists of the following as of December 31, 2003 and 2002 (dollars in thousands):

	Estimated
	Useful Life	2003	2002

Land		$8,250	$7,744
Broadcasting and other equipment	3 to 7 years	105,222	93,842
Furniture and fixtures	5 years	11,079	10,615
Leasehold improvements	5 years	7,152	4,661
Buildings	20 years	22,507	20,132
Construction in progress		2,942	2,692

		157,152	139,686
Less accumulated depreciation		(66,003)	(47,622)

		$91,149	$92,064

5.	Goodwill and Other Intangible Assets

      The following pro forma summary presents the effect of the adoption of SFAS No. 142 as of the beginning of the periods presented. The pro forma results for the year ended December 31, 2001, which has been adjusted for the exclusion of amortization of goodwill and indefinite-lived intangible assets net of related tax effect, does not include any adjustments for the write-down of broadcast licenses recorded by the Company during 2002 (dollars in thousands, except per share data).

	Years Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

	As Reported	As Reported	Pro Forma
Reported income (loss) before the cumulative effect of a change in accounting principle	$5,041	$(51,053)	$(30,553)
Add back: amortization of broadcast licenses and goodwill, net of tax	—	—	10,997

Pro Forma income (loss) before the cumulative effect of a change in accounting principle	5,041	(51,053)	(19,556)
Reported cumulative effect of change in accounting principle, net of tax	—	(41,700)	—

Pro forma net income (loss)	5,041	(92,753)	(19,556)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums	1,908	27,314	17,743

Pro forma net income (loss) attributable to common stockholders	$3,133	$(120,067)	$(37,299)

Basic income (loss) per common share:
Reported basic income (loss) per common share before the cumulative effect of change in accounting principle	$0.05	$(1.44)	$(1.37)
Amortization of broadcast licenses and goodwill, net of tax	—	—	0.31

Pro forma basic income (loss) per common share before the cumulative effect of a change in accounting principle	0.05	(1.44)	(1.06)
Reported cumulative effect of a change in accounting principle	—	(0.76)	—

Pro forma basic income (loss) per common share	$0.05	$(2.20)	$(1.06)

Diluted income (loss) per common share:
Reported diluted income (loss) per common share before the cumulative effect of change in accounting principle	$0.05	$(1.44)	$(1.37)
Amortization of broadcast licenses and goodwill, net of tax	—	—	0.31

Pro forma diluted income (loss) per common share before the cumulative effect of a change in accounting principle	0.05	(1.44)	(1.06)
Reported cumulative effect of a change in accounting principle	—	(0.76)	—

Pro forma diluted income (loss) per common share	$0.05	$(2.20)	$(1.06)

      The following tables summarize the December 31, 2003 and 2002 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the years ended December 31, 2003, 2002 and 2001, and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	As of December 31,

	2003	2002

Amortized Intangible Assets: Non-Compete Agreements Gross Carrying Value	$3,800	$5,276
Accumulated Amortization	(2,028)	(2,619)

Net Value	1,772	2,657
Unamortized Intangible Assets: FCC Broadcast Licenses	1,052,429	883,589
Aggregate Amortization Expense for Non-Compete Agreements:
Year ended December 31, 2001	$4,317
Year ended December 31, 2002	$918
Year ended December 31, 2003	$935
Estimated Amortization Expense:
For the year ending December 31, 2004	$833
For the year ending December 31, 2005	$658
For the year ending December 31, 2006	$281
For the year ending December 31, 2007	$—
For the year ending December 31, 2008	$—

      A summary of changes in the carrying amount of goodwill for the year ended December 31, 2003 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2002	$231,596
Acquisitions	13,912
Dispositions	—

Balance as of December 31, 2003	$245,508

      The Company completed its 2003 annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of 2003. Accordingly, the carrying amount of each radio market’s broadcast licenses was compared with its fair value. Fair value of broadcast licenses was determined using a discounted cash flows approach. The fair values of all broadcast licenses exceeded their carrying values and, as a result, no impairment existed.

      The Company completed its 2003 annual impairment evaluation of goodwill in the fourth quarter of 2003. Accordingly, the carrying amount of each reporting unit was compared with its fair value. The fair value of reporting units was determined using earnings multiples and certain “stick” value methodologies, which are consistent with established practice in the radio industry for determining amounts at which stations are bought or sold in transactions between willing parties. The fair values of all reporting units exceeded their carrying values and, as a result, no impairment existed.

      In 2002 and in connection with the Company’s transitional impairment evaluation of existing intangible assets with indefinite lives, consisting entirely of radio station broadcast licenses, the Company recognized an impairment charge to write-off intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. The impairment loss is recognized in the Consolidated Statements of Operations under the caption “Cumulative effect of a change in accounting principle, net of tax.” The Company completed its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of 2002. The fair values of all broadcast licenses exceeded their carrying values and, as a result, no impairment existed.

      The Company completed its transitional impairment evaluation of goodwill during the second quarter of 2002. The fair values of all reporting units (as of January 1, 2002) exceeded their carrying values and, as a result, no impairment existed. The Company completed its 2002 annual impairment evaluation of goodwill in the fourth quarter of 2002. The fair values of all reporting units exceeded their carrying values and, as a result, no impairment existed.

6.	Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses consist of the following as of December 31, 2003 and 2002 (dollars in thousands):

	2003	2002

Accounts payable	$3,843	$85
Accrued compensation	1,529	2,806
Accrued royalties	256	1,375
Accrued commissions	2,585	3,201
Accrued taxes	910	599
Barter payable	1,589	1,360
Accrued professional fees	1,947	1,406
Due to seller of acquired companies	995	179
Accrued restructuring costs	621	660
Accrued interest	1,385	7,055
Accrued employee benefits	2,341	1,825
Accrued acquisition liabilities	670	3,218
Stockholder lawsuit settlement payable	—	16,906
Series A Preferred Stock cash dividends payable	—	487
Other	2,829	4,003

Total accounts payable and accrued expenses	$21,500	$45,165

7.	Derivative Instruments

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

      The Company entered into a LIBOR-based interest rate swap arrangement in March of 2003 to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The interest rate swap changes the variable-rate cash flow exposure on the credit facility to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. This swap agreement is accounted for as a qualifying cash flow hedge of the future variable-rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying consolidated balance sheets.

      The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the year ended December 31, 2003, approximately $2.0 million related to the interest rate swap was reported as interest expense and represents a yield adjustment of the hedged debt obligation. The balance sheet as of December 31, 2003 reflects other long-term assets of $1.5 million to reflect the fair value of the swap agreement.

      In order to effect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results. Interest expense for the year ended December 31, 2003 includes $0.6 million of net gain and the balance sheet as of December 31, 2003 reflects other long-term liabilities of $0.5 million to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk, and an increase in the fair value of the option agreement, which represents an increase of Cumulus’ reported liability.

8.	Long-Term Debt

      The Company’s long-term debt consists of the following at December 31, 2003 and 2002 (dollars in thousands):

	2003	2002

Term loan and revolving credit facilities at — 3.6% and 4.4%, respectively	$477,344	$287,500
Senior Subordinated Notes, 10 3/8%, due 2008	—	132,582
Other	10,000	180

	487,344	420,262
Less: Current portion of long-term debt	(27,313)	(5,558)

	$460,031	$414,704

      A summary of the future maturities of long-term debt follows (dollars in thousands):

2004	$27,313
2005	24,343
2006	25,750
2007	25,750
2008	25,750
Thereafter	358,438

$487,344

      On April 28, 2003 the Company completed an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) governing its credit facility (the “Credit Facility”), which, among other things, increased the aggregate principal borrowing availability from $400.0 million to $550.0 million. Under the amended and restated agreement, Cumulus received financing in the form of a new eight-year term loan facility of $325.0 million. Cumulus used the proceeds from the eight-year term loan to pay the consideration pursuant to a tender offer and consent solicitation relating to its outstanding Notes (discussed further below), and to repay the existing eight-year term loan facility of $175 million outstanding and $30.0 million of outstanding revolving loan borrowings, under its existing credit agreement. In connection with the extinguishment of the $175 million eight-year term loan, the Company paid

$1.5 million in professional fees and wrote-off $1.4 million of previously capitalized debt issue costs, which have been included in losses on early extinguishment of debt on the consolidated statements of operations.

      The Credit Facility consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $325.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. During 2003, the Company made scheduled principal payments of $4.2 million on the seven-year term loan facility and $2.4 million on the eight-year term loan facility. In connection with various acquisitions completed in 2003, the Company drew down a total of $70.5 million under its seven-year revolving loan commitment and subsequently repaid a total of $24.0 million of those borrowings during the year. As of December 31, 2003, $108.3 million was outstanding under the seven-year term loan facility, $322.6 million was outstanding under the eight-year term loan facility and $46.5 million was outstanding under the seven-year revolving loan facility. Subsequent to December 31, 2003 and through February 28, 2004, the Company repaid $5.5 million of its outstanding seven-year revolving loan.

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

      Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 4.0% as of December 31, 2003) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 1.13% as of December 31, 2003) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At December 31, 2003 the Company’s effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the Credit Facility was 3.6%.

      In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of its current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at December 31, 2003, the Company’s effective interest rate on loan amounts outstanding under the Credit Facility is 4.1%.

      A commitment fee calculated at a rate ranging from 0.50% to 0.75% per annum (depending upon the Company’s utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Agreement equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving Credit Facility are payable quarterly in arrears. In addition, a fronting fee of 0.25% is payable quarterly to the issuing bank.

      The seven-year term loan borrowings are repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan is also repayable in quarterly installments beginning on June 30, 2003. The scheduled annual amortization is $2.4 million in fiscal 2003, $3.3 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $229.9 million in fiscal 2009 and $76.4 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.

      Under the terms of the Credit Agreement, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the Credit Agreement. At December 31, 2003, the Company was in compliance with such financial and operating covenants.

      The terms of the Credit Agreement contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the Credit Agreement and related documents, cross default under other agreements or conditions relating to indebtedness of the Company or its restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the Credit Agreement, the majority of the lenders are able to declare all amounts under our Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving Credit Facility may terminate such term loan facility and such revolving Credit Facility, respectively, upon an event of default.

      Debt issuance costs are being amortized as interest expense over eight years for the Credit Facility.

      We had previously issued $160.0 million in aggregate principal amount of our Notes. During the fourth quarter of 2002 and the first quarter of 2003, the Company completed the repurchase of $57.5 million in aggregate principal of the Notes. Related to the $30.1 million in aggregate principal of the Notes purchased during the first quarter of 2003, the Company paid a premium of $2.4 million. In April 2003, the Company completed a tender offer and consent solicitation relating to its outstanding Notes. In the tender offer, $88.8 million in principal amount of the Notes were repurchased by the Company and canceled, leaving $13.7 million of the Notes outstanding. Pursuant to the consent solicitation, substantially all of the restrictive covenants in the indenture governing the Notes were eliminated. As permitted by the terms of indenture governing the Notes, the Company called for and completed the redemption of all of the outstanding Notes on July 3, 2003. The Notes were redeemed at a redemption price of 105.188% of the principal amount ($0.7 million in redemption premium), plus accrued interest through July 2, 2003. During 2003, the Company wrote-off $3.0 million of debt issuance costs, $0.2 million in professional fees and $9.1 million in redemption premiums related to these repurchases of the Notes, which are included in losses on early extinguishment of debt on the consolidated statements of operations.

9.	Redeemable Preferred Stock

      At December 31, 2003 and 2002 the 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009 (the “Series A Preferred Stock”) presented on the balance sheet represents 0 and 14,168 shares outstanding (each with a $1,000 par value). As of December 31, 2002, dividends payable of $0.5 million have been included as a part of accounts payable and accrued expenses. These dividends were paid in cash on January 2, 2003.

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

      During the third and fourth quarter of 2002 and the first quarter of 2003, the Company negotiated and completed the repurchase of 125,221 shares of its Series A Preferred Stock for $140.8 million in cash. The Company paid a redemption premium of $0.6 million associated with the repurchases of 4,900 shares during the first quarter of 2003. Total redemption premiums of $1.2 million has been included as a component of preferred stock dividends and redemption premiums in the accompanying Consolidated Statements of Operations. On July 7, 2003 the Company completed the redemption of the remaining 9,268 shares of the Series A Preferred Stock and paid a redemption premium of $0.6 million plus accrued dividends through July 6, 2003, all in accordance with the terms and conditions of the stock designations governing the Series A Preferred Stock.

10.	Stockholders’ Equity

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

      On May 22, 2002, the Company completed a public offering of 11,500,000 shares of its Class A Common Stock. Of the 11,500,000 shares, 9,169,448 shares were initially offered by the Company and 830,552 shares were offered by certain stockholders of the Company. Simultaneous with the closing of the offering, the underwriters exercised their option to purchase an additional 1,380,000 shares from the Company and 120,000 shares from certain selling stockholders. The net proceeds of the offering to the Company, including the exercise of the underwriters’ over allotment option, totaled $199.2 million. The Company used the remaining proceeds of the offering to fund acquisitions and for general corporate purposes, which could include the repayment of indebtedness or the redemption of the Preferred Stock. Cumulus did not receive any proceeds from the sale of shares in the offering by the selling stockholders.

      (b) Stock Purchase Plan

      In 1999, the Company’s Board of Directors adopted and the Company’s stockholders subsequently approved the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the Section 423 of the Internal Revenue Code. The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $0.025 million of stock value on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the Employee Stock Purchase Plan.

      In June 2002, the Company’s stockholders approved an amendment to the Employee Stock Purchase Plan which increased the aggregate number of shares of Class A Common Stock available for purchase under the plan from 1,000,000 shares to 2,000,000, an increase of 1,000,000 shares.

      The following table summarizes the number of shares of Class A Common stock issued as a result of employee participation in the Employee Stock Purchase Plan since its inception in 1999 (in thousands, except per share amounts):

		Class A
	Issue	Common Shares
Issue Date	Price	Issued

January 10, 2000	$14.18	17,674
January 17, 2001	$3.08	50,194
January 8-23, 2002	$3.1875	558,161
January 2-24, 2003	$12.61	124,876
January 26-30, 2004	$13.05	130,194

      Following the issuance of shares in January 2004, related to the 2003 plan year, there remain 1,118,901 shares of Class A Common Stock authorized and available under the Employee Stock Purchase Plan.

11.	Stock Options

2002 Stock Incentive Plan

      The Board of Directors adopted the 2002 Stock Incentive Plan on March 1, 2002. The purpose of the 2002 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to the Company’s operations and reward them for making major contributions to the success of the Company. The aggregate number of shares of Class A Common Stock subject to the 2002 Stock Incentive Plan is 2,000,000, all of which may be granted as incentive stock options. In addition, no one person may receive options for more than 500,000 shares of Class A Common Stock in any one calendar year.

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

      Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2003, there were outstanding options to purchase a total of 1,850,095 shares of Class A

Common Stock at exercise prices ranging from $14.03 to $19.25 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

2000 Stock Incentive Plan

      The Board of Directors adopted the 2000 Stock Incentive Plan on July 31, 2000, and subsequently amended the Plan on February 23, 2001. The 2000 Stock Incentive Plan was subsequently approved by the Company’s stockholders on May 4, 2001. The purpose of the 2000 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to the Company’s operations and reward them for making major contributions to the success of the Company. The aggregate number of shares of Class A Common Stock subject to the 2000 Stock Incentive Plan is 2,750,000, all of which may be granted as incentive stock options. In addition, no one person may receive options for more than 500,000 shares of Class A Common Stock in any one calendar year.

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

      Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2003, there are outstanding options to purchase a total of 2,352,202 shares of Class A Common Stock at exercise prices ranging from $3.75 to $14.62 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

1999 Stock Incentive Plan

      In 1999, the Company’s Board of Directors and the Company’s stockholders adopted the 1999 Stock Incentive Plan to provide officers, other key employees and non-employee directors of the Company (other than participants in the Company’s Executive Plan described below), as well as consultants to the Company, with additional incentives by increasing their proprietary interest in the Company. An aggregate of 900,000 shares of Class A Common Stock are subject to the 1999 Stock Incentive Plan, all of which may be awarded as incentive stock options. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year.

      The 1999 Stock Incentive Plan permits the Company to grant awards in the form of non-qualified stock options and ISO’s. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award will be granted under the 1999 Stock Incentive Plan after August 30, 2009.

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

      As of December 31, 2003, there are outstanding options to purchase a total of 870,914 shares of Class A Common Stock exercisable at prices ranging from $6.4375 to $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Stock Incentive Plan.

1998 Stock Incentive Plan

      In 1998, the Company adopted the 1998 Stock Incentive Plan. An aggregate of 1,288,834 shares of Class A Common Stock are subject to the 1998 Stock Incentive Plan, all of which may be awarded as incentive stock options, and a maximum of 100,000 shares of Class A Common Stock may be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock which will be awarded to any one person during any calendar year is $0.5 million.

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

      As of December 31, 2003, there are outstanding options to purchase a total of 1,150,739 shares of Class A Common Stock exercisable at prices ranging from $5.92 to $15.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

1999 Executive Stock Incentive Plan

      In 1999, the Company’s Board of Directors and the Company’s stockholders adopted the 1999 Executive Stock Incentive Plan (the “1999 Executive Plan”) to provide certain key executives of the Company with additional incentives by increasing their proprietary interest in the Company. An aggregate of 1,000,000 shares of Class A Common Stock or C Common Stock are subject to the 1999 Executive Plan. In addition, no one person will be eligible to receive options for more than 500,000 shares in any one calendar year. In accordance with the terms of the 1999 Executive Plan, Richard W. Weening, former Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Chairman, President and Chief Executive Officer are the sole participants in the 1999 Executive Plan.

      The 1999 Executive Plan permits the Company to grant awards in the form of non-qualified stock options and ISO’s.

      Stock options under the 1999 Executive Plan were granted on August 30, 1999 and April 12, 2001 at exercise prices ranging from $5.92 to $27.875 per share and generally vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances).

      The 1999 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2003, there are outstanding options to purchase a total of 500,000 shares of Class C Common Stock and 406,250 shares of Class A Common Stock under the 1999 Executive Plan.

1998 Executive Stock Incentive Plan

      In 1998, the Company’s Board of Directors adopted the 1998 Executive Stock Incentive Plan (the “1998 Executive Plan”). An aggregate of 2,001,380 shares of Class A or C Common Stock are subject to the 1998 Executive Plan. In addition, no one person will be eligible to receive options for more than 1,000,690 shares in any one calendar year. In accordance with the terms of the 1998 Executive Plan, Richard W. Weening, former Executive Chairman, Treasurer and Director, and Lewis W. Dickey, Jr., Chairman, President and Chief Executive Officer, are the sole participants in the 1998 Executive Plan.

      The 1998 Executive Plan permits the Company to grant awards in the form of non-qualified stock options and ISO’s.

      Stock options under the 1998 Executive Plan were granted on July 1, 1998 and are divided into three groups. Group 1 consists of time vested options with an exercise price equal to $14.00 per share and vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances). Group 2 and Group 3 also consist of time-based options which vest in four equal annual installments on July 1, 1999, July 1, 2000, July 1, 2001 and July 1, 2002 (subject to accelerated vesting in certain circumstances). The first installment of both the Group 2 options and Group 3 options were exercisable at a price of $14.00 per share on July 1, 1999 and subsequent installments are exercisable at a price 15% (or 20% in the case of Group 3 options) greater than the prior year’s exercise price for each of the next three years. Stock options under the 1998 Executive Plan were also granted on April 12, 2001. These options vest quarterly in equal installments over a four year period and were issued with an exercise price of $5.92.

      The 1998 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2003, there are outstanding options to purchase a total of 1,000,690 shares of Class C Common Stock and 906,702 shares of Class A Common Stock under the 1998 Executive Plan.

      The following tables represent a summary of options outstanding and exercisable at and activity during the years ended December 31, 2003, 2002 and 2001:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2000	6,333,091	$15.74

Granted	1,722,450	6.77
Exercised	(14,885)	9.62
Canceled	(904,709)	17.03

Outstanding at December 31, 2001	7,135,947	$13.42

Granted	1,693,000	14.74
Exercised	(231,973)	8.29
Canceled	(600,784)	21.90

Outstanding at December 31, 2002	7,996,190	$13.22

Granted	1,407,200	15.35
Exercised	(233,267)	7.52
Canceled	(132,531)	13.73

Outstanding at December 31, 2003	9,037,592	$13.71

      The following table summarizes information about stock options outstanding at December 31, 2003:

		Weighted Average	Weighted	Exercisable as of	Weighted
Range of Exercise	Outstanding as of	Remaining	Average	December 31,	Average
Prices	December 31, 2003	Contractual Life	Exercise Price	2003	Exercise Price

$ 2.79 - $ 5.58	99,269	6.7 years	$3.93	60,768	$3.93
$ 5.58 - $ 8.36	2,715,246	6.9 years	$6.19	2,006,726	$6.21
$ 8.36 - $11.15	33,218	7.3 years	$9.11	22,904	$9.11
$11.15 - $13.94	190,000	7.7 years	$12.78	112,248	$12.75
$13.94 - $16.73	4,137,315	7.2 years	$14.38	2,434,597	$14.35
$16.73 - $19.51	619,571	7.5 years	$18.42	288,260	$17.46
$19.51 - $22.30	171,994	4.5 years	$20.67	171,994	$20.67
$22.30 - $25.09	93,815	4.5 years	$24.19	93,815	$24.19
$25.09 - $27.88	977,164	5.6 years	$27.88	919,808	$27.88

	9,037,592	6.9 years	$13.71	6,111,120	$14.04

12.	Income Taxes

      Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows:

	2003	2002	2001

Income tax expense (benefit) from continuing operations	$24,678	$76,357	$(3,494)
Cumulative effect of a change in accounting principle	—	(15,486)	—

Total income tax expense (benefit)	$24,678	$60,871	$(3,494)

      Income tax expense (benefit) for the years ended December 31, 2003, 2002, and 2001 consisted of the following (dollars in thousands):

	2003	2002	2001

Current tax expense:
Federal	$—	$—	$—
State and local	—	—	—
	—	—	—

Total current expense	$—	$—	$—

Deferred tax expense (benefit):
Federal	23,132	67,042	(3,066)
State and local	1,546	9,315	(428)

Total deferred expense (benefit)	24,678	76,357	(3,494)

Total income tax expense (benefit)	$24,678	$76,357	$(3,494)

      Total income tax expense (benefit) differed from the amount computed by applying the federal standard tax rate of 35% for the years ended December 31, 2003, 2002 and 2001 due to the following (dollars in thousands):

	2003	2002	2001

Pretax income (loss) at federal statutory rate	$10,402	$8,856	$(11,916)
Change in beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense upon adoption of SFAS No. 142	—	57,893	—
State income tax expense (benefit), net of federal benefit	2,996	1,234	(428)
Nondeductible goodwill	—	—	746
(Income) loss on foreign operations	(63)	(7)	2,720
Other	169	60	125
Excess of tax gain over book gain on asset exchange	—	—	5,259
Increase in valuation allowance	11,174	8,321	—

Net income tax expense (benefit)	$24,678	$76,357	$(3,494)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002

Current deferred tax assets:
Accounts receivable	$930	$878
Accrued expenses and other	5,200	7,832

Current deferred tax assets	6,130	8,710
Less: valuation allowance	(5,383)	(7,554)

Net current deferred tax assets	747	1,156

Noncurrent deferred tax assets:
Intangible and other assets	4,424	5,969
Other liabilities	2,081	2,187
Net operating loss	82,941	67,979

Noncurrent deferred tax assets	89,446	76,135
Less: valuation allowance	(78,549)	(66,033)

Net noncurrent deferred tax assets	10,897	10,102

Noncurrent deferred tax liabilities:
Intangible assets	181,045	151,524
Property and equipment	11,625	11,212
Other	1,565	46

Noncurrent deferred tax liabilities	194,235	162,782

Net noncurrent deferred tax liabilities	183,338	152,680

Net deferred tax liabilities	$182,591	$151,524

      Deferred tax assets and liabilities are computed by applying the Federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carryforwards. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible.

      During 2003, the Company recorded deferred tax expense of $23.3 million to establish valuation allowances against net operating loss carry-forwards generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was partially offset by a $0.3 million tax benefit and reduction in valuation allowance resulting from certain adjustments made to net operating loss carry-forwards in the Company’s 2002 tax return. In addition, the Company recorded an $11.8 million reduction in the valuation allowance resulting from the utilization of loss carry-forwards against current year taxable income, and a $0.9 million reduction in the valuation allowance resulting from the acquisition of deferred tax liabilities in purchase accounting that are scheduled to reverse within the Company’s net operating loss carry-forward period.

      During 2002 and in connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of the Company’s deferred tax liabilities relating to those intangible assets is no longer assured within the Company’s net operating loss carry-forward period. As a result, the Company determined it was necessary to establish a valuation allowance against its deferred tax assets, net of deferred tax liabilities unrelated to broadcast licenses and goodwill, and recorded a $57.9 million non cash charge to income tax expense during the first quarter of 2002. In addition to this charge, the Company established a valuation allowance of $7.3 million against deferred tax assets created when certain broadcast licenses were written down as a result of the transitional impairment test for broadcast licenses upon the adoption of SFAS No. 142. This $7.3 million valuation allowance was recorded as a reduction of the tax benefit within the cumulative effect of a change in accounting principle recorded upon the adoption of SFAS No. 142. The Company also recorded additional deferred tax expense of $18.4 million, including $8.3 million of valuation allowances established against net operating loss carryforwards generated during the year ended December 31, 2002.

      Management has determined that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of the existing valuation allowances, at December 31, 2003.

      The foreign operations of the Company have incurred operating losses, the benefit of which remains unlikely. Accordingly, the Company has not recognized a tax benefit for these loss carry forwards since it is not assured it could utilize the loss carry forward in the future.

      At December 31, 2003, the Company has federal net operating loss carry forwards available to offset future income of approximately $208.0 million, of which $3.3 million will expire in 2012 and the remaining $204.7 million will expire in the years 2018 through 2023.

13.	Earnings Per Share

      The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands, except per share amounts).

	2003	2002	2001

Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$5,041	$(51,053)	$(30,553)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums	(1,908)	(27,314)	(17,743)

Numerator for basic and diluted income (loss) per common share before cumulative effect of a change in accounting principle	$3,133	$(78,367)	$(48,296)

Denominator:
Denominator for basic income (loss) per common share — Weighted average common shares outstanding	64,306	54,467	35,170
Effect of dilutive securities:
Options	2,628	—	—
Note payable	16	—	—

Denominator for diluted income (loss) per common share	66,950	54,467	35,170

Basic income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.05	$(1.44)	$(1.37)
Cumulative effect a change in accounting principle	—	(0.76)	—

Income (loss) per common share	$0.05	$(2.20)	$(1.37)

Diluted income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.05	$(1.44)	$(1.37)
Cumulative effect a change in accounting principle	—	(0.76)	—

Income (loss) per common share	$0.05	$(2.20)	$(1.37)

      Stock options to purchase 1,674,914 shares of common stock were outstanding during the year ended December 31, 2003 but not included in the computation of diluted income (loss) per common share because the option exercise price was greater than the average market price of the common shares for the period. The following potentially dilutive shares were not included in the computation of diluted income (loss) for the year ended December 31, 2002 and 2001 as their effect would be antidilutive:

	2002	2001

Options to purchase class A common stock	6,495,500	4,478,555
Options to purchase class C common stock	1,500,690	2,657,392
Warrants to purchase class A common stock	37,831	—
Warrants to purchase class A or B common stock	706,424	—
Warrants to purchase class B common stock	—	30,552

14.	Leases

      The Company has non-cancelable operating leases, primarily for office space and various capital leases primarily for equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases (excluding those with lease terms of one month or less that were not renewed) was approximately $6.9 million, $6.5 million and $6.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows:

Year Ending December 31:

2004	$7,594
2005	6,040
2006	5,172
2007	4,269
2008	2,916
Thereafter	10,748

$36,739

15.	Commitments and Contingencies

      As of December 31, 2003 the Company has entered into various agreements to acquire 28 stations across 9 markets for an aggregate purchase price of approximately $102.7 million in cash and stock. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to borrow under the terms of its credit facility or to obtain additional equity and/or debt financing. We intend to finance the cash portion of our pending acquisitions with cash on hand, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other to be identified sources. There can be no assurance the Company will be able to obtain such financing beyond cash reserves. As of December 31, 2003, $1.0 million of escrow deposits were outstanding related to the pending transactions. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $1.0 million in purchase price.

      As disclosed in prior periods, the Company, certain present and former directors and officers of the Company, and certain underwriters of the Company’s stock were named as defendants in the matter In Re Cumulus Media Inc. Securities Litigation (00-C-391). The action, brought in the United States District Court for the Eastern District of Wisconsin, was a class action on behalf of persons who purchased or acquired the Company’s common stock during various time periods between October 26, 1998 and March 16, 2000. Plaintiffs alleged, among other things, violations of Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Sections 11 and 12(a) of the Securities Act of 1933. Specifically, plaintiffs alleged that defendants issued false and misleading statements and failed to disclose material facts concerning, among other things, the Company’s financial condition, given the restatement on March 16, 2000 of the Company’s results for the first three quarters of 1999. On May 20, 2002, the Court approved a Stipulation and Agreement of Settlement pursuant to which plaintiffs agreed to dismiss each claim against the Company and the other defendants in consideration of $13.0 million and the issuance of 240,000 shares of the Company’s Class A Common Stock. Upon Court approval of the Stipulation of Settlement Agreement, a measurement date was reached with respect to the Company’s Class A common stock to be issued under the settlement, and the stock portion of the settlement liability will no longer be adjusted each reporting period for changes in the fair value of the Company’s Class A Common Stock. The Company had previously funded the $13.0 million cash portion of the settlement on November 30, 2001. Of the $13.0 million funded cash portion of the settlement, $7.3 million was provided under the Company’s preexisting insurance coverage. Of the 240,000 shares of Class A Common Stock to be issued under the settlement, 60,000 shares were initially issued in June 2002 and the remaining 180,000 shares were issued during 2003. On January 14, 2003, the court issued an order authorizing the settlement agent to distribute the cash and shares to the class members. As a result, the cash portion of the settlement was distributed by the settlement agent to the class members in February 2003.

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

      Lewis W. Dickey, Jr. and John W. Dickey each have a 25% ownership interest in Stratford Research, Inc. (“Stratford”), an entity that provided programming and marketing consulting and market research services to the Company from the Company’s inception in 1997 through December 31, 2002. Effective January 1, 2003, the Company terminated its agreement with Stratford, replacing those previously outsourced services with an internal market research department. Under the agreement with Stratford, Stratford received approximately $25,000 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25,000 negotiable depending on competitive market conditions. Additionally, Stratford provided program-consulting services for contractually specified amounts during the term of the agreement. Total fees paid to Stratford by the Company during 2002 and 2001 were $2.1 million and $2.2 million, respectively, and all amounts paid are included as a part of station operating expenses in the statements of operations. In determining the fair value of the services under the agreement, management undertook at the inception of the agreement an evaluation of third party vendors. This evaluation supported the fair value of the pricing arrangement between the Company and Stratford, and no circumstances or events occurred that led management to believe that those values were not reflective of fair value during the period of the agreement. At December 31, 2002, less than $0.1 million was payable to Stratford.

      On February 2, 2000 the Company loaned each of Mr. Weening and Mr. L. Dickey $5.0 million, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each, which was the approximate market price for the Company’s Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. L. Dickey, which provide for the payment of interest at 9.0% per annum or the peak rate paid by the Company under its Credit Facility and a note maturity date of December 31, 2003. Pursuant to Mr. L. Dickey’s Amended and Restated Employment Agreement dated July 1, 2001, the Company reduced the per annum interest rate on his note to 7% and extended the maturity date of his note to December 31, 2006. In addition, the Amended and Restated Employment Agreement provides for forgiveness of Mr. L. Dickey’s note, either in part or in whole, upon the attainment of certain performance targets that include both annual financial targets and stock-price targets. In order for any forgiveness to occur, the Company’s closing stock price must be at least $19.275 on any trading day in 2006. Additionally, the note and accrued interest thereon will be forgiven in its entirety, regardless of the attainment of the annual financial targets or the 2006 stock price targets, upon a change in control of the Company, provided that Mr. L. Dickey is employed by the Company upon such change in control or that his employment was terminated within the six-month period immediately preceding a change in control. In accordance with the agreement, the Compensation Committee of the Board of Directors conducted an annual review of Mr. L. Dickey’s performance for fiscal 2001, 2002 and 2003 and determined that the requirements of the first trigger for those years had been satisfied. Only in the event of the satisfaction of the 2006 stock-price consideration, Mr. L. Dickey would be entitled to 60% forgiveness of the loan principal and related interest as of December 31, 2003. Interest accrues on both notes from February 2, 2000 through the respective note maturity dates, and all accrued interest and principal is payable on that date. As of December 31, 2003, the original principal of $5.0 million plus accrued interest remains outstanding from Mr. L. Dickey. On December 31, 2003, Mr. Weening repaid the original principal of $5.0 million plus $0.8 million in accrued interest.

      One of the Company’s Directors is Ralph B. Everett. Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm’s Federal Legislative Practice Group. The Company has historically engaged the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. However, effective December 31, 2002, the Company formally terminated its relationship with Paul, Hastings, Janofsky & Walker LLP and, with the exception of the completion of certain on-going matters, will not engage the firm on new matters going forward. Total amounts paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 2003, 2002 and 2001 were approximately $0.1 million $1.9 million and $1.0 million, respectively. Of these amounts paid in 2003, 2002 and 2001, $0.1 million, $1.3 million and $0.7 million, respectively, were capitalized as acquisition or financing costs. The remaining amounts have been included as part of the corporate general and administrative expenses in the statement of operations. At December 31, 2003 and 2002 amounts remaining payable to Paul, Hastings, Janofsky & Walker LLP were $0.

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

      Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant’s contribution. Matching contributions are to be remitted to the plan by the Company monthly. During 2003 and 2002, the Company contributed approximately $0.4 million and $0.4 million to the plan, respectively.

18.	Quarterly Results (Unaudited)

      The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2003 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2003
Net revenue	$57,975	$74,520	$74,564	$74,912
Operating income	8,730	21,612	19,360	18,167
Net income (loss)	(6,320)	(1,212)	7,675	4,898
Net income (loss) attributable to common stockholders	(7,251)	(1,530)	7,016	4,898
Basic income (loss) per common share	$(0.12)	$(0.02)	$0.11	$0.07
Diluted income (loss) per common share	$(0.12)	$(0.02)	$0.10	$0.07
FOR THE YEAR ENDED DECEMBER 31, 2002
Net revenue	$45,116	$70,004	$66,724	$70,753
Operating income (loss)	3,541	20,706	18,050	19,391
Net income (loss)	(114,823)	10,043	6,226	5,801
Net income (loss) attributable to common stockholders	(119,446)	5,420	(4,132)	(1,909)
Basic income (loss) per common share	$(3.28)	$0.10	$(0.07)	$(0.03)
Diluted income (loss) per common share	$(3.28)	$0.09	$(0.07)	$(0.03)

SCHEDULE II

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

	Additions

	Balance at	Provision for			Balance
	Beginning	Doubtful	Acquired		at End
Fiscal Year	of Year	Accounts	Stations(1)	Write-offs	of Year

2003
Allowance for doubtful accounts	$2,337	3,441	25	(3,315)	$2,488
2002
Allowance for doubtful accounts	$2,633	2,596	1,044	(3,936)	$2,337
2001
Allowance for doubtful accounts	$17,348	4,793	—	(19,508)	$2,633

(1)	Allowance for doubtful accounts receivable acquired in acquisitions.

See accompanying Independent Auditors’ Report.

S-1

EXHIBIT INDEX

21.1	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP
31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S-2