Form 10-Q
period 2004-03-31
CUMULUS MEDIA INC
filed 2004-05-10
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

     As of April 30, 2004, the registrant had outstanding 69,867,459 shares of common stock consisting of (i) 57,591,829 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,084	6,720
Accounts receivable, less allowance for doubtful accounts of $2,415 and $2,488, respectively	48,081	51,215
Prepaid expenses and other current assets	13,084	14,706
Deferred tax assets	734	747

Total current assets	63,983	73,388
Property and equipment, net	92,984	91,149
Goodwill and intangible assets, net	1,403,349	1,299,709
Other assets	11,864	13,384

Total assets	$1,572,180	$1,477,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,060	$21,500
Current portion of long-term debt	30,125	27,313
Other current liabilities	1,388	33

Total current liabilities	49,573	48,846
Long-term debt	446,500	460,031
Other liabilities	9,001	1,112
Deferred income taxes	213,965	183,338

Total liabilities	719,039	693,327

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 57,588,929 and 53,816,502 shares issued and outstanding	576	538
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Accumulated other comprehensive income	(2,245)	401
Additional paid-in-capital	1,010,709	937,279
Accumulated deficit	(151,029)	(149,045)
Loan to officers	(4,992)	(4,992)

Total stockholders’ equity	853,141	784,303

Total liabilities and stockholders’ equity	$1,572,180	$1,477,630

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Revenues	$71,544	$63,638
Less: agency commissions	(6,094)	(5,663)

Net revenues	65,450	57,975
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $823 and $651, respectively)	46,295	41,067
Depreciation and amortization	4,994	4,717
LMA fees	587	93
Corporate general and administrative (excluding non-cash stock compensation expense of ($92) and $30, respectively)	3,556	3,395
Non-cash stock compensation	(92)	30
Restructuring charges (credits)	—	(57)

Total operating expenses	55,340	49,245

Operating income	10,110	8,730

Nonoperating income (expense):
Interest expense	(5,541)	(6,318)
Interest income	108	221
Loss on early extinguishment of debt	(462)	(3,126)
Other income (expense), net	26	(26)

Total nonoperating expenses, net	(5,869)	(9,249)

Income (loss) before income taxes	4,241	(519)
Income tax expense	(6,225)	(5,801)

Net loss	(1,984)	(6,320)
Preferred stock dividends and redemption premiums	—	931

Net loss attributable to common stockholders	$(1,984)	$(7,251)

Basic and diluted loss per common share:
Basic and diluted loss per common share	$(0.03)	$(0.12)

Weighted average common shares outstanding	66,366,703	63,007,966

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)	(Unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(1,984)	$(6,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of debt issue costs	462	3,126
Depreciation	4,777	4,458
Amortization of intangible assets and other assets	281	488
Provision for doubtful accounts	823	651
Adjustment of the fair value of derivative instruments	367	(731)
Deferred taxes	6,225	5,801
Non-cash stock compensation	(92)	30
Adjustment of restructuring charges	—	(57)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	—	13,000
Accounts receivable	4,253	5,214
Prepaid expenses and other current assets	1,673	474
Accounts payable and accrued expenses	(2,323)	(15,494)
Other assets	(682)	(1,424)
Other liabilities	1,220	1,209

Net cash provided by operating activities	15,000	10,425

Cash flows from investing activities:
Acquisitions	(6,403)	(64,000)
Escrow deposits on pending acquisitions	(25)	(7)
Capital expenditures	(2,866)	(1,619)
Other	259	(961)

Net cash used in investing activities	(9,035)	(66,587)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	43,000
Payments on revolving line of credit	(10,719)	(13,000)
Payments for repurchase of 10 3/8% Senior Subordinated Notes, including redemption premiums	—	(32,532)
Payments for debt issuance costs	(400)	—
Payment of dividend on Series A Preferred Stock	—	(487)
Payments for redemption of preferred stock	—	(5,512)
Proceeds from issuance of common stock	518	8,804

Net cash (used in) provided by financing activities	(10,601)	273

Decrease in cash and cash equivalents	(4,636)	(55,889)
Cash and cash equivalents at beginning of period	6,720	60,380

Cash and cash equivalents at end of period	$2,084	$4,491

Non-cash operating, investing and financing activities:
Trade revenue	$4,134	$3,761
Trade expense	4,043	3,846
Assets acquired through notes payable	5,000	—
Issuance of common stock in exchange for acquired businesses	71,344	1,593

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Data and Basis of Presentation

Interim Financial Data

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2004.

2. Stock Based Compensation

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

	Three Months Ended
	March 31, 2004	March 31, 2003
Net loss attributable to common stockholders:
Net loss, as reported	$(1,984)	$(6,320)
Add: Stock-based compensation expense included in reported net loss	(92)	30
Deduct: Total stock based compensation expense determined under fair value based method	(2,594)	(3,709)

Pro forma net loss	(4,670)	(9,999)
Preferred stock dividends and redemption premiums	—	931

Pro forma net loss attributable to common stockholders	$(4,670)	$(10,930)

Basic and diluted loss per common share:
As reported	$(0.03)	$(0.12)
Pro forma	$(0.07)	$(0.17)

3. Restructuring Charges

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

     The following table presents the restructuring liability at December 31, 2003 and March 31, 2004 and the related activity applied to the balances for the three months ended March 31, 2004 (dollars in thousands):

	Restructuring
	Liability	Liability	Restructuring
	December 31,	Utilized	Liability
Expense Category	2003	in 2004	March 31, 2004
Lease termination costs — office relocation	$321	(57)	$264
Accrued Internet contractual obligations	228	—	228
Internet lease termination costs	155	(1)	154

Restructuring liability totals	$704	(58)	$646

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

     The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three months ended March 31, 2004 and 2003, approximately $0.7 million and $0.1 million, respectively, related to the interest rate swap were reported as interest expense and represent a yield adjustment of the hedged debt obligation. The balance sheet as of March 31, 2004 reflects other long-term liabilities of $1.2 million to reflect the fair value of the swap agreement.

     In order to effect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of its operating results. Interest expense for the three months ended March 31, 2004 includes $0.4 million of net losses and the balance sheet as of March 31, 2004 reflects other long-term liabilities of $0.9 million to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk, and an decrease in the fair value of the option agreement, which represents an increase in the Company’s reported liability.

5. Acquisitions

Pending Acquisitions

     As of March 31, 2004, the Company was a party to various agreements to acquire 21 stations across 9 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $92.1 million, of which $13.1 million would be paid in cash and $79.0 million would be paid in shares of the Company’s common stock.

Completed Acquisitions

     During the quarter ended March 31, 2004, the Company completed 5 acquisitions of 17 radio stations in 4 markets for $83.1 million in purchase price. Of the $83.1 million required to fund the acquisitions, $71.3 million was funded in the form of shares of Class A Common Stock, $6.4 million was funded in cash, $0.4 million represented capitalizable acquisition costs and $5.0 million was deferred beyond the closing of the transaction. With regard to the $5.0 million of deferred purchase price, the Company will pay the amount in cash in 60 monthly installments commencing in April 2004, consistent with the terms of the purchase agreement. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described briefly below.

     On March 29, 30 and 31, 2004, the Company completed the acquisitions of KYBB-FM, KIKN-FM, KKLS-FM, KMXC-FM, KSOO-AM and KXRB-AM serving Sioux Falls, South Dakota and KROC-AM, KROC-FM, KYBA-FM, KFIL-FM, KFIL-AM, KVGO-FM, KOLM-AM, KWWK-FM and KLCX-FM serving Rochester, Minnesota from three separate parties. In connection with the acquisitions, the Company paid $1.2 million in cash and 3,569,135 shares of Class A Common Stock.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisitions completed during the three months ended March 31, 2004 (dollars in thousands):

Current assets, other than cash	$1,992
Property and equipment	3,746
Intangible assets	71,184
Goodwill	32,551

Total assets acquired	109,473

Current liabilities	488
Long term liabilities	1,509
Deferred tax liabilities	24,415

Total liabilities assumed	26,412

Net assets acquired	$83,061

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

     The unaudited consolidated condensed pro forma results of operations data for the three months ended March 31, 2004 and 2003, reflect adjustments as if all acquisitions and dispositions completed during 2003 and during the first quarter of 2004 occurred at January 1, 2003 (dollars in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2004	2003
Net revenues	$68,104	$64,198
Operating income	16,377	14,535
Net income	4,283	149
Net income (loss) attributable to common stockholders	4,283	(782)

Basic income (loss) per common share	$0.06	$(0.01)
Diluted income (loss) per common share	$0.06	$(0.01)

     Escrow funds of approximately $1.0 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at March 31, 2004 in the accompanying consolidated balance sheet.

     At March 31, 2004 the Company operated 17 stations under local marketing agreements (“LMAs”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three months ended March 31, 2004 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or March 31, 2004.

Goodwill and Other Intangible Assets

     The following tables summarize the March 31, 2004 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the three months ended March 31, 2004 and 2003 and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	March 31,	December 31,
	2004	2003
Amortized Intangible Assets: Non-Compete Agreements Gross Carrying Value	$3,850	$3,800
Accumulated Amortization	(2,244)	(2,028)

Net Value	1,606	1,772
Unamortized Intangible Assets: FCC Broadcast Licenses	1,123,684	1,052,429
Aggregate Amortization Expense for Non-Compete Agreements:
Three months ended March 31, 2004	217
Three months ended March 31, 2003	260
Estimated Amortization Expense:
For the year ending December 31, 2004	$833
For the year ending December 31, 2005	$658
For the year ending December 31, 2006	$281
For the year ending December 31, 2007	$—
For the year ending December 31, 2008	$—

     A summary of changes in the carrying amount of goodwill for the three months ended March 31, 2004 follows (dollars in thousands):

Goodwill
Balance as of December 31, 2003	$245,508
Acquisitions	32,551
Dispositions	—

Balance as of March 31, 2004	$278,059

6. Long-Term Debt

     On January 29, 2004 the Company completed an amendment and restatement of its existing Credit Agreement, which reduced the margin applicable to both Alternative Base Rate and Adjusted LIBO Rate borrowings under its $325.0 million eight-year term loan facility. The January 29, 2004 amendment and restatement did not change any other material terms or restrictive covenants under the Credit Agreement. In connection with the amendment and restatement, the Company incurred $0.5 million of professional fees, which have been included in losses on early extinguishment of debt on the consolidated statements of operations.

7. Earnings Per Share

     The following table sets forth the computation of basic loss per share for the three-month periods ended March 31, 2004 and 2003 (dollars in thousands, except per share data).

	Three Months Ended
	March 31, 2004	March 31, 2003
Numerator:
Net loss	$(1,984)	$(6,320)
Preferred stock dividends and accretion of discount	—	(931)

Numerator for basic and diluted loss per common share	$(1,984)	$(7,251)
Denominator:
Denominator for basic and diluted loss per common share — weighted average shares	66,367	63,008

Basic and diluted loss per common share	$(0.03)	$(0.12)

     The Company has issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. At March 31, 2004 and 2003 there were options issued to purchase the following classes of common stock:

	March 31,	March 31,
	2004	2003
Options to purchase Class A Common Stock	7,435,625	6,690,744
Options to purchase Class C Common Stock	1,500,690	2,313,642

     Earnings per share assuming dilution has not been presented as the effect of the options and warrants would be antidilutive for the three months ended March 31, 2004 and 2003.

8. Comprehensive Income

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

	Three Months Ended
	March 31 , 2004	March 31, 2003
Net loss	$(1,984)	$(6,320)
Change in the fair value of derivative instrument	(2,646)	988

Comprehensive loss	$(4,630)	$(5,332)

9. Commitments and Contingencies

     As of March 31, 2004 the Company has entered into various asset purchase agreements to acquire radio stations in exchange for cash or shares of our Class A Common Stock. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the cash portion of pending acquisitions with cash on hand, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $1.0 million in purchase price.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the consolidated financial condition and results of operations of Cumulus Media Inc. (“Cumulus,” “us” or the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, the inability of the Company to renew one or more of its broadcast licenses, changes in interest rates, consummation of the Company’s pending acquisitions, integration of the pending acquisitions, the ability of the Company to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. Many of these risks and uncertainties are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

Overview

     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of March 31, 2004, we owned and operated 283 stations in 58 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 17 stations in 6 U.S. markets. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States based on 2003 pro forma net revenues. We will own and operate a total of 302 radio stations (221 FM and 81 AM) in 61 U.S. markets upon consummation of our pending acquisitions.

Advertising Revenue and Station Operating Income

     Our primary source of revenue is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis-generally one, two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

     The Company’s five-year contract with Arbitron, under which the Company receives ratings materials in a majority of our markets, expired on March 31, 2004. We are currently engaged in negotiations with Arbitron to renew the contract. There can be no assurance that we will be able to negotiate a contract with Arbitron on terms that are satisfactory to us, nor can we predict whether or to what extent the resulting loss of Arbitron’s services could have an adverse effect on our ability to generate advertising revenue.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the three months ended March 31, 2004 and 2003. We continually seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During each of the three months ended March 31, 2004 and 2003, 87% and 85% of our revenues were from local advertising, respectively. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

     Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income. See the definition of this non-GAAP measure, including a description of the reasons for its presentation, as well as a quantitative reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP below.

Results of Operations

     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended	Percent Change
	March 31, 2004	March 31, 2003	2004 vs. 2003
STATEMENT OF OPERATIONS DATA:
Net revenues	$65,450	$57,975	12.9%
Station operating expenses excluding depreciation, amortization and LMA fees	46,295	41,067	12.7%
Depreciation and amortization	4,994	4,717	5.9%
LMA fees	587	93	531.2%
Corporate general and administrative (excluding non-cash stock compensation expense)	3,556	3,395	4.7%
Restructuring charges (credits)	—	(57)	* *
Non-cash stock compensation	(92)	30	* *
Operating income	10,110	8,730	15.8%
Interest expense, net	(5,433)	(6,097)	(10.9%)
Loss on early extinguishment of debt	(462)	(3,126)	(85.2%)
Income tax expense	(6,225)	(5,801)	7.3%
Net loss	(1,984)	(6,320)	(68.6%)
Net loss attributable to common stockholders	$(1,984)	$(7,251)	(72.6%)

OTHER DATA:
Station Operating Income (1)	19,155	16,908	13.3%
Station Operating Income Margin (2)	29.3%	29.2%
Cash flows related to:
Operating activities	15,000	10,425	43.9%
Investing activities	(9,035)	(66,587)	(86.4%)
Financing activities	(10,601)	273	* *
Capital expenditures	2,866	1,619	77.0%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station Operating Income Margin is defined as Station Operating Income as a percentage of net revenues.

Three Months Ended March 31, 2004 Versus the Three Months Ended March 31, 2003.

     Net Revenues. Net revenues increased $7.5 million, or 12.9%, to $65.5 million for the three months ended March 31, 2004 from $58.0 million for the three months ended March 31, 2003. This increase was primarily attributable to net revenues associated with radio station acquisitions consummated subsequent to March 31, 2003, net revenues associated with stations operated under local marketing agreements subsequent to March 31, 2003 and increases in local and national advertising revenue in the current year as compared with the prior year.

     In addition, on a same station basis, net revenue for the 260 stations in 53 markets operated for at least a full year increased $2.9 million or 5.2% to $58.9 million for the three months ended March 31, 2004, compared to same station net revenues of $56.0 million for the three months ended March 31, 2003. The increase in same station net revenue was primarily attributable to a 6.1% increase in local advertising revenue, which was partially offset by a 5.1% decrease in national advertising.

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $5.2 million, or 12.7%, to $46.3 million for the three months ended March 31, 2004 from $41.1 million for the three months ended March 31, 2003. This increase was primarily attributable to station operating expenses associated with radio station acquisitions consummated subsequent to March 31, 2003 and station operating expenses associated with stations operated under local marketing agreements subsequent to March 31, 2003.

     On a same station basis, for the 260 stations in 53 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $1.2 million, or 2.9%, to $40.9 million for the three months ended March 31, 2004 compared to $39.7 million for the three months ended March 31, 2003. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to higher variable selling costs associated with revenue growth and the addition of sellers across the Company’s platform of stations in preparation for a return to growth in advertising spending. Adjusting for the impact of net revenue growth on our variable selling costs, we expect the increase in selling costs to stabilize in the second and third quarters of 2004 as newly added sellers become fully trained and productive.

     Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 5.9%, to $5.0 million for the three months ended March 31, 2004 compared to $4.7 million for the three months ended March 31, 2003. This increase was primarily attributable to depreciation and amortization associated with radio station acquisitions consummated subsequent to March 31, 2003.

     LMA Fees. LMA fees totaled $0.6 million for the three months ended March 31, 2004 and were comprised of fees associated with stations operated under LMAs in Columbia, Missouri, Jefferson City, Missouri, Beaumont, Texas, Melbourne, Florida and a station operated under a joint services agreement in Nashville, Tennessee.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.2 million, or 4.7%, to $3.6 million for the three months ended March 31, 2004 compared to $3.4 million for the three months ended March 31, 2003. This increase is primarily attributable to increased employee costs and other administrative costs of managing the Company’s growing portfolio of stations.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $0.7 million, or 10.9%, to $5.4 million for the three months ended March 31, 2004 compared to $6.1 million for the three months ended March 31, 2003. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Three Months Ended	Three Months Ended	Increase/
	March 31, 2004	March 31, 2003	(Decrease)
Bank Borrowings – term loan and revolving credit facilities	$4,099	$3,322	$777
10 3/8% Senior Subordinates Notes due 2008	—	2,658	(2,658)
Bank Borrowings yield adjustment – interest rate swap arrangement	677	88	589
Change in fair value of interest rate option agreement	368	(336)	704
Other interest expense	397	586	(189)
Interest income	(108)	(221)	(113)

Interest expense, net	$5,433	$6,097	$(664)

     Loss on Early Extinguishment of Debt. The Company recognized losses on the early extinguishment of debt of $0.5 million for the three months ended March 31, 2004, compared with $3.1 million of losses in the prior year. Losses in the current year relate to the completion of an amendment and restatement of the Company’s credit agreement and the related retirement and replacement of its existing eight year term loan facility of $325.0 million. Losses in the prior year relate to the repurchase of $30.1 million of the 10 3/8% Senior Subordinated Notes due 2008 (the “Notes”) and consist of $2.4 million of repurchase premiums and a $0.7 million write-off of a portion of the related debt issuances costs.

     Income Taxes. Income tax expense increased by $0.4 million, to $6.2 million for the three months ended March 31, 2004 compared to income tax expense of $5.8 million for the three months ended March 31, 2003. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $2.2 million, or 13.3%, to $19.2 million for the three months ended March 31, 2004 compared to $16.9 million for the three months ended March 31, 2003. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio Company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measure. Operating income (loss) is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles operating income (loss) from the accompanying consolidated statements of operations to Station Operating Income:

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating income	$10,110	$8,730
Non cash compensation expense	(92)	30
Restructuring charges (credits)	—	(57)
LMA fees	587	93
Depreciation and amortization	4,994	4,717
Corporate general and administrative	3,556	3,395

Station Operating Income	$19,155	$16,908

     Intangible Assets. Intangible assets, net of amortization, were $1.4 billion and $1.3 billion as of March 31, 2004 and December 31, 2003, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the three months ended March 31, 2004 is attributable to acquisitions completed during the quarter. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001 and 2000, the Company recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, repurchases of Preferred Stock and the Notes and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit facilities, and cash flows from operations. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.

     For the three months ended March 31, 2004, net cash provided by operating activities increased $4.6 million to $15.0 million from net cash provided by operating activities of $10.4 million for the three months ended March 31, 2003. This increase was primarily attributable to a 15.8% increase in operating income versus the prior year and a 10.9% decrease in interest expense versus the prior year. The year-over-year comparison of cash provided by operating activities was also effected by the timing of interest payments made on the Notes. Interest on the Notes that accrued for the six month period ended December 31, 2002, totaling $6.5 million, was paid on January 2, 2003 and, as a result, deflated net cash provided by operating activities during the three months ended March 31, 2003.

     For the three months ended March 31, 2004, net cash used in investing activities decreased $57.6 million to $9.0 million from net cash used in investing activities of $66.6 million for the three months ended March 31, 2003. This decrease was primarily attributable to the timing and funding of acquisitions. The Company completed several acquisitions of radio stations during both the current and prior year periods (see Historical Acquisitions section). However, acquisitions completed during the current year were funded primarily with shares of the Company’s Class A Common Stock and required only a nominal cash outlay. Acquisitions completed during the prior year were funded primarily in cash.

     For the three months ended March 31, 2004, net cash used in financing activities totaled $10.6 million compared to net cash provided by financing activities of $0.3 million during the three months ended March 31, 2003. Net cash used during the current year was utilized primarily to repay outstanding borrowings under the Company’s credit facility. Net cash provided during the prior year was primarily due to borrowings under the Company’s Credit Facility and proceeds from the exercise of certain warrants issued in acquisitions, offset by repayments of borrowings under the Credit Facility, the repurchase of shares of the Company’s 13 3/4% Series A Preferred Stock and the repurchase of the Notes.

     Historical Acquisitions. During the three months ended March 31, 2004, the Company completed 5 acquisitions of 17 radio stations across 4 markets having an aggregate purchase price of $83.1 million. Of the $83.1 million required to fund the acquisitions, $71.3 million was provided in shares of Class A Common Stock and $6.4 million was funded in cash, $0.4 million represented capitalizable acquisition costs and $5.0 million was deferred beyond the closing of the transaction.

     Pending Acquisitions. As of March 31, 2004, the Company was a party to various agreements to acquire 21 stations across 9 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $92.1 million, of which $79.0 million would be paid in cash and $13.1 million would be paid in shares of the Company’s common stock. We intend to finance the cash portion of the pending acquisitions with cash on hand, cash flows from operations, the proceeds of borrowings under our Credit Facility or future credit facilities and other sources to be identified. The ability of the Company to complete the pending acquisitions can be dependent on the Company’s ability to obtain additional equity or debt financing on favorable terms, if at all. There can be no assurance that the Company will be able to obtain such financing on favorable terms, if at all. As of March 31, 2004, $1.0 million of escrow deposits were outstanding related to pending transactions. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could be liable for approximately $1.0 million in purchase price.

     We expect to consummate most of our pending acquisitions during 2004 and the first quarter of 2005, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

     Acquisition Shelf Registration Statement. We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of March 31, 2004, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions as of that date. Further, as of March 31, 2004, of the 14,333,447 shares remaining under the registration statements, based upon the closing price of our Class A Common Stock on the NASDAQ National Market on that date, we have entered into agreements to issue approximately 2,438,719 shares in connection with various acquisitions we expect to complete during 2004 and 2005.

     Sources of Liquidity. We financed the cash components of our 2004 acquisitions primarily with cash flows from operations.

     On April 28, 2003 the Company completed an amendment and restatement of its then-existing Credit Agreement, which, among other things, increased the aggregate principal borrowing availability from $400.0 million to $550.0 million. Under the amended and restated agreement, we received financing in the form of a new eight-year term loan facility of $325.0 million. We used the proceeds from the eight-year term loan to pay the consideration pursuant to a tender offer and consent solicitation relating to our outstanding Notes and to repay the existing eight-year term loan facility of $175 million outstanding and $30.0 million of outstanding revolving loan borrowings, under our existing credit facilities.

     The Credit Facility consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $325.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. As of March 31, 2004, $106.9 million was outstanding under the seven-year term loan facility, $321.8 million was outstanding under the eight-year term loan facility and $38.0 million was outstanding under the seven-year revolving loan facility.

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

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 4.0% as of March 31, 2004) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 1.1% as of March 31, 2004) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At March 31, 2004 the Company’s effective interest rate, excluding the effects of the interest rate swap agreement discussed below, on loan amounts outstanding under our Credit Facility was 3.4%.

     In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of its current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at March 31, 2004, the Company’s effective interest rate on loan amounts outstanding under our Credit Facility is 3.9%.

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

     The seven-year term loan borrowings have been repayable in quarterly installments since June 30, 2003. The scheduled annual amortization is $4.2 million for fiscal 2003, $14.1 million for fiscal 2004, $21.1 million for fiscal 2005, $22.5 million for each of fiscal 2006, 2007 and 2008 and $5.6 million for fiscal 2009. The eight-year term loan also has been repayable in quarterly installments since June 30, 2003. The scheduled annual amortization is $2.4 million in fiscal 2003, $3.3 million in each of fiscal years 2004, 2005, 2006, 2007, 2008, $229.9 million in fiscal 2009 and $76.4 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Agreement governing the Credit Facility. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.

     Under the terms of the Credit Agreement, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At March 31, 2004, the Company was in compliance with such financial and operating covenants.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2004 (dollars in thousands):

Payments Due By Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)	476,625	30,125	51,500	51,500	343,500
Acquisition obligations	92,135	92,135	—	—	—
Operating leases	33,733	6,924	10,640	6,468	9,701
Other operating contracts	5,014	1,014	2,000	2,000	—

Total Contractual Cash Obligations	$607,507	$130,198	$64,140	$59,968	$353,201

(1)	Under our Credit Agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

Amount of Commitment Expiration Per Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years
Letter of Credit(1)	$6,543	$6,543	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a	)	Exhibits

10.1		Amendment and Restatement Agreement, dated as of January 29, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, including the Credit Agreement, dated as of March 28, 2003, as amended and restated as of January 29, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

31.1		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: May 10, 2004	By:	/s/ Martin R. Gausvik

Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

10.1	—	Amendment and Restatement Agreement, dated as of January 29, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, including the Credit Agreement, dated as of March 28, 2003, as amended and restated as of January 29, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.