Form 10-Q
period 2004-06-30
CUMULUS MEDIA INC
filed 2004-08-06
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

     As of July 31, 2004, the registrant had outstanding 69,911,533 shares of common stock consisting of (i) 57,635,903 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,470	6,720
Accounts receivable, less allowance for doubtful accounts of $2,410 and $2,488, respectively	61,708	51,215
Prepaid expenses and other current assets	13,081	14,706
Deferred tax assets	862	747

Total current assets	79,121	73,388
Property and equipment, net	89,834	91,149
Goodwill and intangible assets, net	1,404,214	1,299,709
Other assets	17,646	13,384

Total assets	$1,590,815	$1,477,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,206	$21,500
Current portion of long-term debt	31,531	27,313
Other current liabilities	—	33

Total current liabilities	54,737	48,846
Long-term debt	438,063	460,031
Other liabilities	5,292	1,112
Deferred income taxes	220,650	183,338

Total liabilities	718,742	693,327

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including:
250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 57,635,716 and 53,816,502 shares issued and outstanding	576	538
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Additional paid-in-capital	1,010,969	937,279
Accumulated deficit	(137,811)	(149,045)
Accumulated other comprehensive income	3,209	401
Loan to officers	(4,992)	(4,992)

Total stockholders’ equity	872,073	784,303

Total liabilities and stockholders’ equity	$1,590,815	$1,477,630

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues	$86,314	$74,520	$151,764	$132,495
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $769, $784, $1,591 and $1,422, respectively)	52,620	44,053	98,915	85,121
Depreciation and amortization	5,065	4,760	10,059	9,477
LMA fees	710	538	1,297	631
Corporate general and administrative (excluding non-cash stock compensation (income) expense of $(125), $229, $(216) and $258, respectively)	3,870	3,455	7,426	6,849
Non-cash stock compensation	(125)	229	(216)	258
Restructuring charges (credits)	(21)	(127)	(21)	(183)

Total operating expenses	62,119	52,908	117,460	102,153

Operating income	24,195	21,612	34,304	30,342

Nonoperating income (expense):
Interest expense	(4,593)	(6,347)	(10,134)	(12,664)
Interest income	188	170	296	391
Loss on early extinguishments of debt	—	(11,107)	(462)	(14,233)
Other income (expense), net	(14)	(131)	13	(157)

Total nonoperating expenses, net	(4,419)	(17,415)	(10,287)	(26,663)

Income before income taxes	19,776	4,197	24,017	3,679
Income tax expense	(6,557)	(5,409)	(12,782)	(11,210)

Net income (loss)	13,219	(1,212)	11,235	(7,531)
Preferred stock dividends and redemption premiums	—	318	—	1,250

Net income (loss) attributable to common stockholders	$13,219	$(1,530)	$11,235	$(8,781)

Basic income (loss) per common share	$0.19	$(0.02)	$0.16	$(0.14)

Diluted income (loss) per common share	$0.18	$(0.02)	$0.16	$(0.14)

Weighted average basic common shares outstanding	69,877,036	63,786,284	68,121,870	63,399,275

Weighted average diluted common shares outstanding	72,860,626	63,786,284	71,263,939	63,399,275

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$11,235	$(7,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issue costs	462	4,083
Depreciation	9,624	8,980
Amortization of intangible assets and other assets	563	768
Provision for doubtful accounts	1,591	1,422
Adjustment of the fair value of derivative instruments	(391)	121
Loss/(gain) on sale of assets or stations	—	118
Deferred taxes	12,782	10,957
Non-cash stock compensation	(216)	258
Adjustment of restructuring charges	(21)	(183)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	—	13,000
Accounts receivable	(10,136)	(6,025)
Prepaid expenses and other current assets	2,170	1,029
Accounts payable and accrued expenses	1,635	(18,188)
Other assets	(1,040)	(442)
Other liabilities	(730)	(544)

Net cash provided by operating activities	27,528	7,823

Cash flows from investing activities:
Acquisitions	(7,221)	(65,295)
Dispositions	—	715
Escrow deposits on pending acquisitions	(1,035)	(25)
Capital expenditures	(4,828)	(4,235)
Acquisition costs and other	(444)	(2,012)

Net cash used in investing activities	(13,528)	(70,852)

Cash flows from financing activities:
Proceeds from revolving line of credit	—	368,000
Payments on revolving line of credit	(17,750)	(220,219)
Payments for repurchase of 10 3/8% Senior Subordinated Notes, including redemption premiums	—	(118,891)
Payments for debt issuance costs	(400)	—
Payment of dividends on Series A Preferred Stock	—	(806)
Payments for redemption of preferred stock	—	(5,512)
Proceeds from issuance of common stock	900	9,461

Net cash (used in) provided by financing activities	(17,250)	32,033

Decrease in cash and cash equivalents	(3,250)	(30,996)
Cash and cash equivalents at beginning of period	$6,720	$60,380
Cash and cash equivalents at end of period	$3,470	$29,384
Non-cash operating and financing activities:
Trade revenue	$9,082	$8,326
Trade expense	8,949	7,802
Assets acquired through notes payable	5,000	—
Issuance of common stock in exchange for acquired businesses	71,344	1,593

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Data and Basis of Presentation

Interim Financial Data

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2004.

2. Stock Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income (loss) attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss) attributable to common stockholders:
Net income (loss), as reported	$13,219	$(1,212)	$11,235	$(7,531)
Add: Stock-based compensation expense included in reported net income	(125)	229	(216)	258
Deduct: Total stock based compensation expense determined under fair value-based method	(2,561)	(3,910)	(5,156)	(7,618)

Pro forma net income (loss)	10,533	(4,893)	5,863	(14,891)
Preferred stock dividends and redemption premium	—	318	—	1,250

Pro forma net income (loss) attributable to common stockholders	$10,533	$(5,211)	$5,863	$(16,141)

Basic income (loss) per common share:
As reported	$0.19	$(0.02)	$0.16	$(0.14)
Pro forma	$0.15	$(0.08)	$0.09	$(0.25)
Diluted income (loss) per common share:
As reported	$0.18	$(0.02)	$0.16	$(0.14)
Pro forma	$0.14	$(0.08)	$0.08	$(0.25)

3. Restructuring Charges

     During June 2000 the Company implemented two separate Board-approved restructuring programs. During the second quarter of 2000, the Company recorded a $9.3 million charge to operating expenses related to the restructuring costs.

     The June 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company’s corporate and administrative organization and employees in Atlanta, Georgia. The programs included severance and related costs and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses. As of June 30, 2001, the Company had completed the restructuring programs. The remaining portion of the unpaid balance as of that date represents lease obligations and various contractual obligations for services related to the Internet business and has been paid by the Company through the present day consistent with the contracted terms.

     The following table presents the restructuring liability at December 31, 2003 and June 30, 2004 and the related activity applied to the balances for the six months ended June 30, 2004 (dollars in thousands):

	Restructuring
	Liability	Liability	Restructuring
	December 31,	Utilized	Liability
Expense Category	2003	in 2004	June 30, 2004
Lease termination costs — office relocation	$321	(97)	$224
Accrued Internet contractual obligations	228	(3)	225
Internet lease termination costs	155	(35)	120

Restructuring liability totals	$704	(135)	$569

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

     The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three and six months ended June 30, 2004, approximately $0.7 million and $1.4 million, respectively, related to the interest rate swap were reported as interest expense and represent a yield adjustment of the hedged debt obligation. The balance sheet as of June 30, 2004 reflects other long-term assets of $4.3 million to reflect the fair value of the swap agreement.

     In order to effect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results. Interest expense for the three and six months ended June 30, 2004 includes $0.8 million and $0.4 million of net gains, respectively, and the balance sheet as of June 30, 2004 reflects other long-term liabilities of $0.1 million to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk, and an increase in the fair value of the option agreement, which represents a decrease in the balance of Cumulus’ reported liability.

5. Acquisitions

Pending Acquisitions

     As of June 30, 2004, the Company was a party to various agreements to acquire 22 stations across 9 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $94.3 million, of which the Company is contractually obligated to pay $15.3 million in cash and, at the Company’s option, may fund the remaining $79.0 million in cash or shares of the Company’s Class A Common Stock.

Completed Acquisitions

     During the quarter ended June 30, 2004, the Company completed the acquisition of one radio station for $0.8 million in purchase price, all of which was funded in cash.

     During the quarter ended March 31, 2004, the Company completed 5 acquisitions of 17 radio stations in 4 markets for $83.1 million in purchase price. Of the $83.1 million required to fund the acquisitions, $71.3 million was funded in the form of shares of Class A Common Stock, $6.4 million was funded in cash, $0.4 million represented capitalizable acquisition costs and $5.0 million was deferred beyond the closing of the transaction. With regard to the $5.0 million of deferred purchase price, the Company began to pay the amount in cash in 60 monthly installments commencing in April 2004, consistent with the terms of the purchase agreement. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described briefly below.

     On March 29, 30 and 31, 2004, the Company completed the acquisitions of KYBB-FM, KIKN-FM, KKLS-FM, KMXC-FM, KSOO-AM and KXRB-AM serving Sioux Falls, South Dakota and KROC-AM, KROC-FM, KYBA-FM, KFIL-FM, KFIL-AM, KVGO-FM, KOLM-AM, KWWK-FM and KLCX-FM serving Rochester, Minnesota from three separate parties. In connection with the acquisitions, the Company paid $1.2 million in cash and issued 3,569,135 shares of Class A Common Stock.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisitions completed during the six months ended June 30, 2004 (dollars in thousands):

Current assets, other than cash	$1,999
Property and equipment	3,481
Intangible assets	72,149
Goodwill	32,791

Total assets acquired	110,420

Current liabilities	488
Long term liabilities	1,509
Deferred tax liabilities	24,415

Total liabilities assumed	26,412

Net assets acquired	$84,008

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

     The unaudited consolidated condensed pro forma results of operations data for the three and six months ended June 30, 2004 and 2003, reflect adjustments as if all acquisitions and dispositions completed during 2003 and during the first and second quarter of 2004 occurred at January 1, 2003 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net revenues	$86,682	$79,717	$155,554	$144,638
Operating income	24,995	22,097	36,435	31,622
Net income (loss)	14,019	1,045	13,366	(3,816)
Net income (loss) attributable to common stockholders	14,019	727	13,366	(5,066)

Basic income (loss) per common share	$0.20	$0.01	$0.20	$(0.08)
Diluted income (loss) per common share	$0.19	$0.01	$0.19	$(0.08)

     Escrow funds of approximately $2.0 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at June 30, 2004 in the accompanying consolidated balance sheet.

     At June 30, 2004 the Company operated 19 stations under local marketing agreements (“LMAs”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three and six months ended June 30, 2004 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or June 30, 2004.

Goodwill and Other Intangible Assets

     The following tables summarize the June 30, 2004 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the six months ended June 30, 2004 and June 30, 2003 and the estimated amortization expense for the five succeeding fiscal years (dollars in thousands):

	June 30,	June 30,
	2004	2003
Amortized Intangible Assets: Non-Compete Agreements
Gross Carrying Value	$3,850	$5,326
Accumulated Amortization	(2,462)	(3,115)

Net Value	1,388	2,211
Unamortized Intangible Assets: FCC Broadcast Licenses	1,124,527	949,043
Aggregate Amortization Expense for Non-Compete Agreements:
Three months ended June 30, 2004	217
Three months ended June 30, 2003	236
Six months ended June 30, 2004	434
Six months ended June 30, 2003	496
Estimated Amortization Expense:
For the year ending December 31, 2004	$846
For the year ending December 31, 2005	$675
For the year ending December 31, 2006	$297
For the year ending December 31, 2007	$4
For the year ending December 31, 2008	$—

     A summary of changes in the carrying amount of goodwill for the six months ended June 30, 2004 follows (dollars in thousands):

Goodwill
Balance as of December 31, 2003	$245,508
Acquisitions	32,791
Dispositions	—

Balance as of June 30, 2004	$278,299

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

     The following table sets forth the computation of basic loss per share for the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share data).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator:
Net income (loss)	$13,219	$(1,212)	$11,235	$(7,531)
Preferred stock dividends and accretion of discount	—	(318)	—	(1,250)

Numerator for basic and diluted loss per common share	$13,219	$(1,530)	$11,235	$(8,781)
Denominator:
Denominator for basic income (loss) per common share:
Weighted average common shares outstanding	69,877	63,786	68,122	63,399
Effect of dilutive securities:
Options	2,984	—	3,142	—

Shares applicable to diluted income (loss) per common share	72,861	63,786	71,264	63,399

Basic income (loss) per common share	$0.19	$(0.02)	$0.16	$(0.14)

Diluted income (loss) per common share	$0.18	$(0.02)	$0.16	$(0.14)

     The Company has issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. At June 30, 2004 and 2003 there were options issued to purchase the following classes of common stock:

	June 30,	June 30,
	2004	2003
Options to purchase Class A Common Stock	8,444,401	6,580,008
Options to purchase Class C Common Stock	1,500,690	2,313,642

     Earnings per share assuming dilution has not been presented as the effect of the options would be antidilutive for the three and six months ended June 30, 2003.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)	$13,219	$(1,212)	$11,235	$(7,531)
Change in the fair value of derivative instrument	5,455	(3,833)	2,809	(2,845)

Comprehensive income (loss)	$18,674	$5,045	$14,044	$(10,376)

9. Commitments and Contingencies

     As of June 30, 2004 the Company has entered into various asset purchase agreements to acquire radio stations in exchange for cash or shares of our Class A Common Stock. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the cash portion of pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $2.0 million in purchase price.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the consolidated financial condition and results of operations of Cumulus Media Inc. (“Cumulus,” “us” or the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to competition within the radio broadcasting industry, advertising demand in our markets, the possibility that advertisers may cancel or postpone schedules in response to national or world events, competition for audience share, our success in executing and integrating acquisitions, our ability to generate sufficient cash flow to meet our debt service obligations and to finance operations, obtaining FCC and government approval of pending acquisitions, our ability to renew our broadcast licenses, changes in interest rates, our ability to continue to achieve cost efficiencies, management of rapid growth, the popularity of radio as a broadcasting and advertising medium, and changing consumer tastes. Many of these risks and uncertainties are beyond the control of the Company. This discussion identifies important factors that could cause such differences. The occurrence of any such factors not currently expected by the Company would significantly alter the results set forth in these statements.

Overview

     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of June 30, 2004, we owned and operated 284 stations in 58 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisitions) to 19 stations in 7 U.S. markets. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States based on 2003 pro forma net revenues. We will own and operate a total of 305 radio stations (223 FM and 82 AM) in 61 U.S. markets upon consummation of all our pending acquisitions.

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

     The Company’s five-year contract with Arbitron, under which the Company receives ratings materials in a majority of our markets, expired on March 31, 2004. In July 2004, the Company reached an agreement with Arbitron and executed a contract which will give the Company access to ratings materials for a five-year period.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the six months ended June 30, 2004 and 2003. We continually seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2004 and 2003, 86% and 85% of our revenues, respectively, were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

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

Results of Operations

     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended	Percent Change
	June 30, 2004	June 30, 2003	2004 vs. 2003
STATEMENT OF OPERATIONS DATA:
Net revenues	$86,314	$74,520	15.8%
Station operating expenses excluding depreciation, amortization and LMA fees	52,620	44,053	19.4%
Depreciation and amortization	5,065	4,760	6.4%
LMA fees	710	538	32.0%
Corporate general and administrative (excluding non-cash stock compensation expense)	3,870	3,455	12.0%
Restructuring charges (credits)	(21)	(127)	-83.5%
Non-cash stock compensation	(125)	229	-154.6%
Operating income	24,195	21,612	12.0%
Interest expense, net	(4,405)	(6,177)	-28.7
Gain (Loss) on early extinguishment of debt	—	(11,107)	-100.0%
Other income (expense), net	(14)	(131)	-89.3%
Income tax expense	(6,557)	(5,409)	21.2%
Net income (loss)	13,219	(1,212)	-1190.7%
Net income (loss) attributable to common stockholders	$13,219	$(1,530)	-964.0%

OTHER DATA:
Station Operating Income (1)	33,694	30,467	10.6%
Station Operating Income Margin (2)	39.0%	40.9%

	For the Six	For the Six
	Months Ended	Months Ended	Percent Change
	June 30, 2004	June 30, 2003	2004 vs. 2003
STATEMENT OF OPERATIONS DATA:
Net revenues	$151,764	$132,495	14.5%
Station operating expenses excluding depreciation, amortization and LMA fees	98,915	85,121	16.2%
Depreciation and amortization	10,059	9,477	6.1%
LMA fees	1,297	631	105.5%
Corporate general and administrative (excluding non-cash stock compensation expense)	7,426	6,849	8.4%
Restructuring charges (credits)	(21)	(183)	-88.5%
Non-cash stock compensation	(216)	258	-183.7%
Operating income	34,304	30,342	13.1%
Interest expense, net	(9,837)	(12,273)	-19.8%
Loss on early extinguishment of debt	(462)	(14,233)	-96.8%
Other Income (expense), net	12	(157)	-108.3%
Income tax expense	(12,782)	(11,210)	14.0%
Net income (loss)	11,235	(7,531)	-249.2%
Net income (loss) attributable to common stockholders	$11,235	$(8,781)	-227.9%

OTHER DATA:
Station Operating Income (1)	52,849	47,374	11.6%
Station Operating Income Margin (2)	34.8%	35.8%
Cash flows related to:
Operating activities	27,528	7,823	251.8%
Investing activities	(13,528)	(70,852)	* *
Financing activities	(17,250)	32,033	* *
Capital expenditures	$4,828	$4,235	14.0%

** Calculation is not meaningful.

(1)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station Operating Income Margin is defined as Station Operating Income as a percentage of net revenues.

Three Months Ended June 30, 2004 Versus the Three Months Ended June 30, 2003.

     Net Revenues. Net revenues increased $11.8 million, or 15.8%, to $86.3 million for the three months ended June 30, 2004 from $74.5 million for the three months ended June 30, 2003. This increase was primarily attributable to net revenues associated with radio station acquisitions consummated subsequent to June 30, 2003, net revenues associated with stations operated under local marketing agreements subsequent to June 30, 2003 and increases in local and national advertising revenue in the current year as compared with the prior year.

     In addition, on a same station basis, net revenue for the 260 stations in 53 markets operated for at least a full year increased $4.4 million or 6.3% to $73.2 million for the three months ended June 30, 2004, compared to same station net revenues of $68.8 million for the three months ended June 30, 2003. The increase in same station net revenue was primarily attributable to a 5.7% increase in local advertising revenue along with a 3.3% increase in same station national advertising revenue.

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $8.6 million, or 19.4%, to $52.6 million for the three months ended June 30, 2004 from $44.1 million for the three months ended June 30, 2003. This increase was primarily attributable to station operating expenses associated with radio station acquisitions consummated subsequent to June 30, 2003 and station operating expenses associated with stations operated under local marketing agreements subsequent to June 30, 2003. The provision for doubtful accounts was $0.8 million for the three months ended June 30, 2004 as compared to $0.8 million during the three months ended June 30, 2003. As a percentage of net revenues, the provision for doubtful accounts was 1% for the three months ended June 30, 2004 and was consistent with the prior year.

     On a same station basis, for the 260 stations in 53 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $2.1 million, or 5.1%, to $43.8 million for the three months ended June 30, 2004 compared to $41.6 million for the three months ended June 30, 2003. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to higher variable selling costs associated with revenue growth.

     Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 6.4%, to $5.1 million for the three months ended June 30, 2004 compared to $4.8 million for the three months ended June 30, 2003. This increase was primarily attributable to depreciation and amortization associated with radio station acquisitions consummated subsequent to June 30, 2003.

     LMA Fees. LMA fees totaled $0.7 million for the three months ended June 30, 2004, from $0.5 million for the three months ended June 30, 2003, and were comprised of fees associated with stations operated under LMAs in Columbia, Missouri, Jefferson City, Missouri, Beaumont, Texas, Melbourne, Florida and a station operated under a joint services agreement in Nashville, Tennessee.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.4 million, or 12.0%, to $3.9 million for the three months ended June 30, 2004 compared to $3.5 million for the three months ended June 30, 2003. This increase is primarily attributable to an increase in professional fees and other administrative costs incurred in connection with the Company’s Sarbanes-Oxley compliance efforts and increased costs associated with managing the Company’s growing portfolio of stations.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $1.8 million, or 28.7%, to $4.4 million for the three months ended June 30, 2004 compared to $6.2 million for the three months ended June 30, 2003. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase/
	June 30, 2004	June 30, 2003	(Decrease)
Bank Borrowings – term loan and revolving credit facilities	$3,977	$3,878	$99
10 3/8% Senior Subordinated Notes due 2008 (the “Notes)	—	1,098	(1,098)
Bank Borrowings yield adjustment – interest rate swap arrangement	685	542	143
Change in fair value of interest rate option agreement	(758)	456	(1,214)
Other interest expense	689	373	316
Interest income	(188)	(170)	18

Interest expense, net	$4,405	$6,177	$(1,772)

     Loss on Early Extinguishment of Debt. The Company recognized losses on the early extinguishment of debt of $0 for the three months ended June 30, 2004, compared with $11.1 million of losses in the prior year. Losses in the prior year relate to the repurchase of $88.8 million of the Notes pursuant to a tender offer and consent solicitation completed in April 2003 and the retirement of the Company’s existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003.

     Income Taxes. Income tax expense increased by $1.1 million, to $6.6 million for the three months ended June 30, 2004 compared to income tax expense of $5.4 million for the three months ended June 30, 2003. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $3.2 million, or 10.6%, to $33.7 million for the three months ended June 30, 2004 compared to $30.5 million for the three months ended June 30, 2003. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measure. Operating income (loss) is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles operating income (loss) from the accompanying consolidated statements of operations to Station Operating Income:

	Three Months Ended
	June 30, 2004	June 30, 2003
Operating income	$24,195	$21,612
Non cash compensation expense	(125)	229
Restructuring charges (credits)	(21)	(127)
LMA fees	710	538
Depreciation and amortization	5,065	4,760
Corporate general and administrative	3,870	3,455

Station Operating Income	$33,694	$30,467

Six Months Ended June 30, 2004 versus the Six Months Ended June 30, 2003.

     Net Revenues. Net revenues increased $19.3 million, or 14.5%, to $151.8 million for the six months ended June 30, 2004 from $132.5 million for the six months ended June 30, 2003, primarily as a result of revenues associated with station acquisitions completed subsequent to June 30, 2003 and stations operated under the terms of local marketing agreements during periods subsequent to June 30, 2003.

     In addition, on a same station basis, net revenue for the 260 stations in 53 markets operated for at least a full year increased $7.3 million or 5.8% to $132.1 million for the six months ended June 30, 2004, compared to same station net revenues of $124.8 million for the six months ended June 30, 2003. The increase in same station net revenue was primarily attributable to a 5.9% increase in same station local sales.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $13.8 million, or 16.2%, to $98.9 million for the six months ended June 30, 2004, from $85.1 million for the six months ended June 30, 2003. This increase was primarily a result of expenses associated with station acquisitions completed subsequent to June 30, 2003 and stations operated under the terms of local marketing agreements during periods subsequent to June 30, 2003. The provision for doubtful accounts was $1.6 million for the six months ended June 30, 2004, compared to $1.4 million during the six months ended June 30, 2003. As a percentage of net revenues, the provision for doubtful accounts was 1% for the six months ended June 30, 2004 and was consistent with the prior year.

     On a same station basis, for the 260 stations in 53 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $3.3 million, or 4.0%, to $84.7 million for the six months ended June 30, 2004, compared to $81.4 million for the six months ended June 30, 2003. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is attributable to slightly higher variable costs of sales associated with increased revenues.

     Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 6.1%, to $10.1 million for the six months ended June 30, 2004, compared to $9.5 million for the six months ended June 30, 2003. This increase is the result of station assets acquired and related depreciation expense incurred related to station acquisitions completed during the six months ended June 30, 2003 and subsequent to June 30, 2003.

     LMA Fees. LMA fees increased $0.7 million, or 105.5%, to $1.3 million for the six months ended June 30, 2004, from $0.6 million for the six months ended June 30, 2003. This increase was primarily attributable to higher LMA fees associated with the current year operation of stations under local marketing agreements in Columbia, Missouri, Jefferson City, Missouri, Beaumont, Texas, Melbourne, Florida and a station operated under a joint services agreement in Nashville, Tennessee.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.6 million, or 8.4%, to $7.4 million for the six months ended June 30, 2004, compared to $6.8 million for the six months ended June 30, 2003. This increase was primarily attributable to increased professional fees and other administrative costs incurred in connection with the Company’s Sarbanes-Oxley compliance efforts and increased costs associated with managing the Company’s growing portfolio of stations.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $2.4 million, or 19.8%, to $9.8 million for the six months ended June 30, 2004, compared to $12.3 million for the six months ended June 30, 2003. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Six Months Ended	Six Months Ended	Increase/
	June 30, 2004	June 30, 2003	(Decrease)
Bank Borrowings – term loan and revolving credit facilities	$8,076	$7,199	$877
10 3/8% Senior Subordinates Notes due 2008 (the “Notes)	—	3,756	(3,756)
Bank Borrowings yield adjustment – interest rate swap arrangement	1,362	630	732
Change in fair value of interest rate option agreement	(390)	120	(510)
Other interest expense	1,086	959	127
Interest income	(296)	(391)	(95)

Interest expense, net	$9,838	$12,273	$(2,435)

     Loss on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $0.5 million for the six months ended June 30, 2004 as compared with $14.2 million for the six months ended June 30, 2003. Losses in the current year relate to the completion of an amendment and restatement of the Company’s Credit Agreement and the related retirement and replacement of its existing eight year term loan facility of $325.0 million. Losses in the prior year relate to the repurchase of $30.1 million of the Notes on the open market in the first quarter of 2003, the repurchase of $88.8 million of the Notes as part of a tender offer and consent solicitation completed in April 2003 and the retirement of the Company’s existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003.

     Income Taxes. Income tax expense totaled $12.8 million for the six months ended June 30, 2004, compared to $11.2 million for the six months ended June 30, 2003. Tax expense incurred in the current and prior year, comprised entirely of deferred tax expense, was recorded to establish valuation allowances against net operating loss carry-forwards generated during the periods.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $5.5 million, or 11.6%, to $52.8 million for the six months ended June 30, 2004 compared to $47.4 million for the six months ended June 30, 2003. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a financial measure that is calculated in accordance with GAAP, management believes that it is a measure of performance that is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measures. The following table reconciles operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP from the accompanying consolidated statements of operations, to Station Operating Income:

	Six Months Ended
	June 30, 2004	June 30, 2003
Operating income	$34,304	$30,342
Non-cash stock compensation	(216)	258
Restructuring charges	(21)	(183)
LMA fees	1,297	631
Depreciation and amortization	10,059	9,477
Corporate general and administrative	7,426	6,849

Station Operating Income	$52,849	$47,374

     Intangible Assets. Intangible assets, net of amortization, were $1.4 billion and $1.3 billion as of June 30, 2004 and December 31, 2003, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the three months ended June 30, 2004 is attributable to acquisitions completed during the quarter. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001 and 2000, the Company recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, repurchases of our Series A Preferred Stock and the Notes and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit facilities, and cash flows from operations. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.

     For the six months ended June 30, 2004, net cash provided by operating activities increased $19.7 million to $27.5 million from net cash provided by operating activities of $7.8 million for the six months ended June 30, 2003. This increase was primarily attributable to a 13.0% increase in operating income versus the prior year and a 20.0% decrease in interest expense versus the prior year. The year-over-year comparison of cash provided by operating activities was also effected by the timing of interest payments made on the Notes. Interest on the Notes that accrued for the six month period ended December 31, 2002, totaling $6.5 million, was paid on January 2, 2003 and, as a result, deflated net cash provided by operating activities during the six months ended June 30, 2003.

     For the six months ended June 30, 2004, net cash used in investing activities decreased $57.3 million to $13.5 million from net cash used in investing activities of $70.9 million for the six months ended June 30, 2003. This decrease was primarily attributable to the timing and funding of acquisitions. The Company completed several acquisitions of radio stations during both the current and prior year periods, as described below. However, acquisitions completed during the current year have been funded primarily with shares of the Company’s Class A Common Stock and required only a nominal cash outlay. Acquisitions completed during the prior year were funded primarily in cash.

     For the six months ended June 30, 2004, net cash used in financing activities totaled $17.3 million, compared with net cash provided by financing activities in the prior year during the same period of $32.0 million. Net cash used during the current year was utilized primarily to repay outstanding borrowings under the Company’s Credit Facility. Net cash provided during the prior year was primarily due to borrowings under the Company’s Credit Facility and proceeds from the exercise of certain warrants issued in acquisitions, offset by repayments of borrowings under the Credit Facility, the repurchase of shares of the Company’s 13 3/4% Series A Preferred Stock and the repurchase of the Notes.

     Historical Acquisitions. During the six months ended June 30, 2004, the Company completed 6 acquisitions of 18 radio stations across 5 markets having an aggregate purchase price of $83.9 million. Of the $83.9 million required to fund the acquisitions, $71.3 million was provided in shares of Class A Common Stock and $7.2 million was funded in cash, $0.4 million represented capitalizable acquisition costs and $5.0 million was deferred beyond the closing of the transaction.

     Pending Acquisitions. As of June 30, 2004, the Company was a party to various agreements to acquire 22 stations across 9 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $94.3 million, of which the Company is contractually obligated to pay $15.3 million in cash and, at the Company’s option, may fund the remaining $79.0 million in cash or shares of the Company’s Class A Common Stock. As of June 30, 2004, $2.0 million of escrow deposits were outstanding related to pending transactions. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could forfeit the deposit amounts. We intend to finance the cash portion of the pending acquisitions with cash on hand, cash flows from operations, the proceeds of borrowings under our Credit Facility or future credit facilities and other sources to be identified. If we choose to finance our pending acquisitions entirely in cash drawn from our Credit Facility, we will increase the principal amount outstanding under the Credit Facility by $94.3 million. This would impact the availability of funds under the Credit Facility for use in financing future acquisitions. We would then be dependent on our ability to obtain additional equity or debt financing on favorable terms, if at all. There can be no assurance that we will be able to obtain such financing on favorable terms, if at all.

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

     Acquisition Shelf Registration Statement. We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of June 30, 2004, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions. Further, as of June 30, 2004, of the 14,333,447 shares remaining available under the registration statements, based upon the closing price of our Class A Common Stock on the NASDAQ National Market on that date, we have entered into agreements pursuant to which we have the option to issue, in lieu of cash, approximately 2,662,106 shares in connection with various acquisitions we expect to complete during 2004 and 2005.

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

     The Credit Facility consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $112.5 million and an eight-year term loan facility of $325.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009. As of June 30, 2004, $102.7 million was outstanding under the seven-year term loan facility, $320.9 million was outstanding under the eight-year term loan facility and $36.0 million was outstanding under the seven-year revolving loan facility.

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

     On July 15, 2004 the Company completed an amendment and restatement of its existing Credit Agreement. Under the terms of the amendment and restatement, $100.0 million of principal outstanding under the eight-year term loan facility was retired and simultaneously redrawn under the seven-year term loan facility. In the aggregate there were no changes in amounts outstanding under the Credit Facility as a result of the amendment and restatement. The amendment and restatement also reduced by 0.5% the margin applicable to both Alternate Base Rate and Adjusted LIBO Rate borrowings under both the seven-year and eight-year term loan facilities. In addition, certain financial restrictive covenants were amended as a part of the amendment and restatement, which generally give the Company greater flexibility during fiscal years 2004 and 2005. The terms of the seven-year revolving commitment were not amended.

     As a result of the reallocation of amounts outstanding under the seven-year term loan and eight-year term loan, the amounts repayable on a quarterly basis were effectively increased. As of July 15, 2004, the remaining scheduled annual amortization under the seven-year term loan borrowing is $15.2 million for 2004 (July 15, 2004 through December 31, 2004), $38.0 million for fiscal 2005, $40.5 million in each of fiscal years 2006, 2007 and 2008 and $27.9 million for fiscal 2009. As of July 15, 2004, the remaining scheduled annual amortization under the eight-year term loan borrowing is $1.1 million for fiscal 2004, $2.2 million in each of fiscal years 2005, 2006, 2007 and 2008, $156.3 million in fiscal 2009 and $54.7 million in fiscal 2010. We expect to pay these installments using cash from operations.

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 4.25% as of June 30, 2004) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 1.4% as of June 30, 2004) plus a margin ranging between 1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At June 30, 2004 the Company’s effective interest rate, excluding the effects of the interest rate swap agreement discussed below, on loan amounts outstanding under our Credit Facility was 3.4%.

     In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of its current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at June 30, 2004, the Company’s effective interest rate on loan amounts outstanding under our Credit Facility is 4.0%.

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

     Under the terms of the Credit Agreement, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At June 30, 2004, the Company was in compliance with such financial and operating covenants.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of June 30, 2004 (dollars in thousands):

		Payments Due By Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)	$469,594	$45,140	85,484	144,447	194,523
Acquisition obligations (2)	93,410	93,410	—	—	—
Operating leases	33,732	6,924	10,640	6,468	9,700
Other operating contracts	40,777	8,244	17,815	14,718	—

Total Contractual Cash Obligations	$637,513	$153,718	$113,939	$165,633	$204,223

(1)	Maturities of our outstanding debt are reflective of the amended annual amortization schedule which became effective, together with other amendments to our Credit Agreement, as of July 15, 2004. Under our Credit Agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations. Amounts include $79.0 million of purchase price which, at the Company’s option, may be funded in cash or share of Class A Common Stock.

		Amount of Commitment Expiration Per Period

Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years
Letter of Credit(1)	$2,493	$2,493	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2004 annual meeting of stockholders of the Company was held on April 30, 2004. Eric P. Robison and Robert H. Sheridan, III were re-elected as Class II directors of the Company by the holders of our Class A Common Stock and our Class C Common Stock, respectively.

     The results of voting on the proposals submitted for approval at the annual meeting of the stockholders were as follows:

Proposal No. 1 (Election of Directors)

Nominee	Class	For		Abstain/Withheld
Eric P. Robison	Class II	49,767,633		10,686,747
Robert H. Sheridan, III	Class II	644,877	*	0

Proposal No. 3 (Approve the 2004 Stock Incentive Plan)

For	Against	Broker Non-Votes	Abstain/Withheld
33,174,925	14,673,523	5,450,191	7,155,741

Proposal No. 2 (Approve the Appointment of KPMG LLP as Independent Auditors for the Year Ending December 31, 2004)

For	Against	Broker Non-Votes	Abstain/Withheld
51,590,702	1,708,232	—	7,155,446

     *Pursuant to a voting agreement with the holders of our Class C Common Stock, Mr. Sheridan was designated to serve as a director by one of our principal stockholders, BA Capital Company, L.P. (“BA Capital”). The holders of our Class C Common Stock, voting as a single class, are obligated under the voting agreement to elect Mr. Sheridan to the board. The holders of our Class A Common Stock are not entitled to vote for the BA Capital director designee.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment and Restatement Agreement, dated as of July 15, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, including the Credit Agreement, dated as of March 28, 2002, as amended and restated as of July 15, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: August 6, 2004	By:	/s/ Martin R. Gausvik
Executive Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

10.1	—	Amendment and Restatement Agreement, dated as of July 15, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, including the Credit Agreement, dated as of March 28, 2002, as amended and restated as of July 15, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.