Form 10-Q
period 2004-09-30
CUMULUS MEDIA INC
filed 2004-11-09
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For or the transition period from ____ to ____.

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

     As of October 31, 2004, the registrant had outstanding 69,927,846 shares of common stock consisting of (i) 57,652,216 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,418	$6,720
Accounts receivable, less allowance for doubtful accounts of $2,999 and $2,488, respectively	60,579	51,215
Prepaid expenses and other current assets	10,367	14,706
Deferred income taxes	355	747

Total current assets	72,719	73,388
Property and equipment, net	90,492	91,149
Goodwill and intangible assets, net	1,410,772	1,299,709
Other assets	17,264	13,384

Total assets	$1,591,247	$1,477,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$24,810	$21,500
Current portion of long-term debt	37,674	27,313
Other current liabilities	—	33

Total current liabilities	62,484	48,846
Long-term debt	417,268	460,031
Other liabilities	5,150	1,112
Deferred income taxes	226,650	183,338

Total liabilities	711,552	693,327

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including:
250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 57,650,684 and 53,816,502 shares issued and outstanding	577	538
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Additional paid-in-capital	1,010,841	937,279
Accumulated deficit	(128,527)	(149,045)
Accumulated other comprehensive income	1,674	401
Loan to officers	(4,992)	(4,992)

Total stockholders’ equity	879,695	784,303

Total liabilities and stockholders’ equity	$1,591,247	$1,477,630

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)

	(Unaudited)
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net revenues	$83,976	$74,564	$235,741	$207,060
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $1,258, $704, $2,849 and $2,126, respectively)	51,588	46,774	150,503	131,895
Depreciation and amortization	5,213	4,848	15,272	14,325
LMA fees	762	577	2,059	1,208
Corporate general and administrative (excluding non-cash stock compensation (income) expense of $(221), $(41), $(437) and $218, respectively).	3,940	3,131	11,366	9,981
Non-cash stock compensation	(221)	(41)	(437)	218
Restructuring charges (credits)	(21)	(85)	(42)	(268)

Total operating expenses	61,261	55,204	178,721	157,359

Operating income	22,715	19,360	57,020	49,701

Nonoperating income (expense):
Interest expense	(5,028)	(4,823)	(15,162)	(17,488)
Interest income	196	110	493	501
Loss on early extinguishments of debt	(2,074)	(1,010)	(2,536)	(15,243)
Other expense, net	(21)	(100)	(9)	(256)

Total nonoperating expenses, net	(6,927)	(5,823)	(17,214)	(32,486)

Income before income taxes	15,788	13,537	39,806	17,215
Income tax expense	(6,506)	(5,862)	(19,288)	(17,072)

Net income	9,282	7,675	20,518	143
Preferred stock dividends and redemption premiums	—	659	—	1,908

Net income (loss) attributable to common stockholders	$9,282	$7,016	$20,518	$(1,765)
Basic income (loss) per common share	$0.13	$0.11	$0.30	$(0.03)
Diluted income (loss) per common share	$0.13	$0.10	$0.29	$(0.03)
Weighted average basic common shares outstanding	69,915,186	64,876,925	68,724,005	63,897,237

Weighted average diluted common shares outstanding	71,759,916	67,656,150	71,462,284	63,897,237

See Accompanying Notes to Consolidated Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$20,518	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	2,536	4,381
Redemption premiums for repurchase of 10 3/8% Senior Subordinated Notes	—	9,128
Depreciation	14,633	13,608
Amortization of intangible assets and other assets	833	1,055
Provision for doubtful accounts	2,849	2,126
Adjustment of the fair value of derivative instruments	(203)	(351)
Loss on sale of assets or stations	—	118
Deferred income taxes	19,288	17,072
Non-cash stock compensation	(437)	218
Adjustment of restructuring charges	(42)	(268)
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	—	13,000
Accounts receivable	(10,003)	(5,812)
Prepaid expenses and other current assets	125	(11)
Accounts payable and accrued expenses	3,757	(18,761)
Other assets	(764)	(2,523)
Other liabilities	(1,565)	(838)

Net cash provided by operating activities	51,525	32,285

Cash flows from investing activities:
Acquisitions	(11,001)	(126,013)
Dispositions	—	715
Escrow deposits on pending acquisitions	(3,908)	(45)
Capital expenditures	(8,761)	(6,756)
Acquisition costs and other	(735)	(3,055)

Net cash used in investing activities	(24,405)	(135,154)

Cash flows from financing activities:
Proceeds from bank borrowings	6,500	430,500
Payments on bank borrowings	(28,902)	(234,938)
Payments for repurchase of 10 3/8% Senior Subordinated Notes, including redemption premiums	—	(141,710)
Payments on promissory notes	(10,000)	(163)
Payments for debt issuance costs	(1,017)	—
Payment of dividends on Series A Preferred Stock	—	(1,146)
Payments for redemption of preferred stock	—	(15,417)
Proceeds from issuance of common stock	997	10,555

Net cash (used in) provided by financing activities	(32,422)	47,681

Decrease in cash and cash equivalents	(5,302)	(55,188)
Cash and cash equivalents at beginning of period	$6,720	$60,380
Cash and cash equivalents at end of period	$1,418	$5,192
Non-cash operating and financing activities:
Trade revenue	$13,672	$12,735
Trade expense	13,603	12,174
Assets acquired through notes payable	5,000	—
Issuance of common stock in exchange for acquired businesses	71,344	1,593

See Accompanying Notes to Consolidated Financial Statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Data and Basis of Presentation

Interim Financial Data

     The consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income (loss) attributable to common stockholders:
Net income, as reported	$9,282	$7,675	$20,518	$143
Add: Stock-based compensation expense included in reported net income	(221)	(41)	(437)	218
Deduct: Total stock based compensation expense determined under fair value-based method	(2,903)	(2,327)	(8,597)	(10,373)

Pro forma net income (loss)	6,158	5,307	11,484	(10,012)
Preferred stock dividends and redemption premium	—	659	—	1,908

Pro forma net income (loss) attributable to common stockholders	$6,158	$4,648	$11,484	$(11,920)

Basic income (loss) per common share:
As reported	$0.13	$0.11	$0.30	$(0.03)
Pro forma	$0.09	$0.07	$0.17	$(0.19)
Diluted income (loss) per common share:
As reported	$0.13	$0.10	$0.29	$(0.03)
Pro forma	$0.09	$0.07	$0.16	$(0.19)

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

     The following table presents the restructuring liability at December 31, 2003 and September 30, 2004 and the related activity applied to the balances for the nine months ended September 30, 2004 (dollars in thousands):

	Restructuring
	Liability	Liability	Liability	Restructuring
	December 31,	Utilized	Reversed	Liability
Expense Category	2003	in 2004	in 2004	September 30, 2004
Lease termination costs — office relocation.	$321	(199)	(28)	$94
Accrued Internet contractual obligations	228	(3)	—	225
Internet lease termination costs	155	(65)	(14)	76

Restructuring liability totals	$704	(267)	(42)	$395

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

     The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three and nine months ended September 30, 2004, approximately $0.4 million and $1.8 million, respectively, related to the interest rate swap were reported as interest expense and represent a yield adjustment of the hedged debt obligation. The balance sheet as of September 30, 2004 reflects other long-term assets of $2.7 million to reflect the fair value of the swap agreement.

     In order to effect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results. Interest expense for the three months ended September 30, 2004 includes $0.2 million of net losses related to the current period change in the fair value of the interest rate option agreement. Interest expense for the nine months ended September 30, 2004 includes $0.2 million of net gains which increased the fair value of the option agreement. The balance sheet as of September 30, 2004 reflects other long-term liabilities of $0.3 million to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk.

5. Acquisitions

Pending Acquisitions

     As of September 30, 2004, the Company was a party to various agreements to acquire 13 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $81.6 million. The Company may, at its option, pay up to $72.0 million of the purchase price of the pending acquisitions in shares of Class A Common Stock.

Completed Acquisitions

     During the quarter ended September 30, 2004, the Company completed the acquisition of seven radio stations in one market and a tract of land for a tower site for $8.7 million in purchase price, of which $3.8 million was funded in cash, $4.7 million had been previously funded as an escrow deposit, $0.1 million represented capitalizable acquisition costs and $0.1 million was deferred beyond the closing of the transaction.

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisitions completed during the nine months ended September 30, 2004 (dollars in thousands):

Current assets, other than cash	$2,260
Property and equipment	3,777
Intangible assets	74,356
Goodwill	37,295

Total assets acquired	117,688

Current liabilities	488
Long term liabilities	1,509
Deferred tax liabilities	24,415

Total liabilities assumed	26,412

Net assets acquired	$91,276

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.

     The following unaudited consolidated condensed pro forma results of operations data for the three and nine months ended September 30, 2004 and 2003, reflect adjustments as if all acquisitions and dispositions completed during 2003 and during the first, second and third quarters of 2004 occurred at January 1, 2003 (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net revenues	$84,279	$79,776	$241,214	$225,292
Operating income	23,596	19,139	59,968	52,301
Net income	10,030	7,336	23,332	5,061
Net income attributable to common stockholders	$10,030	$6,678	$23,332	$3,153

Basic income per common share	$0.14	$0.10	$0.34	$0.05
Diluted income per common share	$0.14	$0.10	$0.33	$0.05

     Escrow funds of approximately $4.9 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at September 30, 2004 in the accompanying consolidated balance sheet.

     At September 30, 2004 the Company operated 12 stations under local marketing agreements (“LMAs”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three and nine months ended September 30, 2004 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or September 30, 2004.

Goodwill and Other Intangible Assets

     The following tables summarize the September 30, 2004 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the nine months ended September 30, 2004 and September 30, 2003 and the estimated amortization expense for the five succeeding fiscal years (dollars in thousands):

	September 30,	September 30,
	2004	2003
Amortized Intangible Assets: Non-Compete Agreements
Gross Carrying Value	$3,850	$5,326
Accumulated Amortization	(2,666)	(3,337)

Net Value	1,184	1,989
Unamortized Intangible Assets: FCC Broadcast Licenses	1,126,785	1,019,020
Aggregate Amortization Expense for Non-Compete Agreements:
Three months ended September 30, 2004	204
Three months ended September 30, 2003	222
Nine months ended September 30, 2004	638
Nine months ended September 30, 2003	718
Estimated Amortization Expense:
For the year ending December 31, 2004	846
For the year ending December 31, 2005	675
For the year ending December 31, 2006	297
For the year ending December 31, 2007	4
For the year ending December 31, 2008	—

     A summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2004 follows (dollars in thousands):

Goodwill
Balance as of December 31, 2003.	$245,508
Acquisitions	37,295
Dispositions	—

Balance as of September 30, 2004	$282,803

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

     On July 15, 2004 the Company completed another amendment and restatement of its existing Credit Agreement. Under the terms of this amendment and restatement, $100.0 million of principal outstanding under the eight-year term loan facility was retired and simultaneously redrawn under the seven-year term loan facility. In the aggregate there were no changes in amounts outstanding under the Credit Agreement as a result of the amendment and restatement. The amendment and restatement also reduced by 0.5% the margin applicable to both Alternate Base Rate and Adjusted LIBO Rate borrowings under both the seven-year and eight-year term loan facilities. In addition, certain financial restrictive covenants were amended as a part of the amendment and restatement, which generally give the Company greater flexibility during fiscal years 2004 and 2005. The terms of the seven-year revolving commitment were not amended.

     In connection with the amendment and restatement of the Credit Agreement, the Company recorded a loss on early extinguishments of debt of $2.1 million, which was comprised of a $1.5 million write-off of previously capitalized debt issuance costs and $0.6 million of legal and professional fees.

     As a result of the reallocation of amounts outstanding under the seven-year term loan and eight-year term loan, the amounts repayable on a quarterly basis were effectively increased. As of September 30, 2004, the remaining scheduled annual amortization under the seven-year term loan borrowing is $7.6 million for 2004 (October 1, 2004 through December 31, 2004), $38.0 million for fiscal 2005, $40.5 million in each of fiscal years 2006, 2007 and 2008 and $27.9 million for fiscal 2009. As of September 30, 2004, the remaining scheduled annual amortization under the eight-year term loan borrowing is $0.6 million for fiscal 2004 (October 1, 2004 through December 31, 2004), $2.2 million in each of fiscal years 2005, 2006, 2007 and 2008, $156.3 million in fiscal 2009 and $54.7 million in fiscal 2010.

7. Earnings Per Share

     Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

     The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share data).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Numerator:
Net income	$9,282	$7,675	$20,518	$143
Preferred stock dividends and accretion of discount	—	(659)	—	(1,908)

Numerator for basic and diluted income (loss) per common share	$9,282	$7,016	$20,218	$(1,765)
Denominator:
Denominator for basic income (loss) per common share:
Weighted average common shares outstanding	69,915	64,877	68,724	63,897
Effect of dilutive securities:
Options	1,845	2,779	2,738	—

Shares applicable to diluted income (loss) per common share	71,760	67,656	71,462	63,897

Basic income (loss) per common share	$0.13	$0.11	$0.30	$(0.03)

Diluted income (loss) per common share	$0.13	$0.10	$0.29	$(0.03)

     The Company has issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. At September 30, 2004 and 2003 there were options issued to purchase the following classes of common stock:

	September 30, 2004	September 30, 2003
Options to purchase Class A Common Stock	8,404,897	7,279,349
Options to purchase Class C Common Stock	1,500,690	1,500,690

     Earnings per share assuming dilution has not been presented for the nine months ended September 30, 2003 as the effect of the options would be antidilutive. For the three and nine months ended September 30, 2004, 3,164,649 and 2,718,161 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding as the exercise price of the options exceeded the average share price for the period. Likewise, for the three months ended September 30, 2003, 1,336,691 options were not included in the calculation of weighted average diluted common shares outstanding for the same reason.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net income	$9,282	$7,675	$20,518	$143
Change in the fair value of derivative instrument	(1,535)	1,630	1,273	(1,215)

Comprehensive income (loss)	$7,747	$9,305	$21,791	$(1,072)

9. Commitments and Contingencies

     As of September 30, 2004 the Company has entered into various asset purchase agreements to acquire radio stations in exchange for cash or shares of our Class A Common Stock. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the cash portion of pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $4.9 million in purchase price.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

10. Subsequent Events

     On September 28, 2004, the Board of Directors of the Company authorized the repurchase, from time to time, of up to $100 million of its Class A Common Stock, subject to the terms of the Company’s credit agreement. Subsequent to September 30, 2004 and consistent with the Board approved repurchase plan, the Company repurchased 1,004,429 shares of its Class A Common Stock in the open market at an average repurchase price of $14.56 per share.

     On October 14, 2004 the Company entered into a Second Amended and Restated Employment Agreement with its Chairman of the Board, President and Chief Executive Officer, Lewis W. Dickey, Jr.

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

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of September 30, 2004, we owned and operated 291 stations in 59 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisitions) to 12 stations in 6 U.S. markets. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States based on 2003 pro forma net revenues. We will own and operate a total of 305 radio stations (223 FM and 82 AM) in 61 U.S. markets upon consummation of all our pending acquisitions.

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

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the nine months ended September 30, 2004 and 2003. We continually seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2004 and 2003, 86% and 85% of our revenues, respectively, were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

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

Results of Operations

     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,	Percent Change
	2004	2004	2004 vs. 2003
STATEMENT OF OPERATIONS DATA:
Net revenues	$83,976	$74,564	12.6%
Station operating expenses excluding depreciation, amortization and LMA fees	51,588	46,774	10.3%
Depreciation and amortization	5,213	4,848	7.5%
LMA fees	762	577	32.1%
Corporate general and administrative (excluding non-cash stock compensation)	3,940	3,131	25.8%
Restructuring charges (credits)	(21)	(85)	-75.3%
Non-cash stock compensation	(221)	(41)	439.0%
Operating income	22,715	19,360	17.3%
Interest expense, net	(4,832)	(4,713)	2.5%
Loss on early extinguishment of debt	(2,074)	(1,010)	105.3%
Other expense, net	(21)	(100)	-79.0%
Income tax expense	(6,506)	(5,862)	11.0%
Net income	9,282	7,675	20.9%
Net income attributable to common stockholders	$9,282	$7,016	32.3%

OTHER DATA:
Station Operating Income (1)	32,388	27,790	16.5%
Station Operating Income Margin (2)		38.6%	37.3%

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,	Percent Change
	2004	2003	2004 vs. 2003
STATEMENT OF OPERATIONS DATA:
Net revenues	$235,741	$207,060	13.9%
Station operating expenses excluding depreciation, amortization and LMA fees	150,503	131,895	14.1%
Depreciation and amortization	15,272	14,325	6.6%
LMA fees	2,059	1,208	70.4%
Corporate general and administrative (excluding non-cash stock compensation)	11,366	9,981	13.9%
Restructuring charges (credits)	(42)	(268)	-84.3%
Non-cash stock compensation	(437)	218	-300.5%
Operating income	57,020	49,701	14.7%
Interest expense, net	(14,669)	(16,987)	-13.6%
Loss on early extinguishment of debt	(2,536)	(15,243)	-83.4%
Other expense, net	(9)	(256)	-96.5%
Income tax expense	(19,288)	(17,072)	13.0%
Net income	20,518	143	* *
Net income (loss) attributable to common stockholders	$20,518	$(1,765)	* *

OTHER DATA:
Station Operating Income (1)	85,238	75,165	13.4%
Station Operating Income Margin (2)		36.2%	36.3%
Cash flows related to:
Operating activities	$51,525	$32,285	59.6%
Investing activities	(24,405)	(135,154)	-81.9%
Financing activities	(32,422)	47,681	* *
Capital expenditures	$8,761	$6,756	29.7%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See the quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station Operating Income Margin is defined as Station Operating Income as a percentage of net revenues.

Three Months Ended September 30, 2004 Versus the Three Months Ended September 30, 2003.

     Net Revenues. Net revenues increased $9.4 million, or 12.6%, to $84.0 million for the three months ended September 30, 2004 from $74.6 million for the three months ended September 30, 2003. This increase was primarily attributable to net revenues associated with radio station acquisitions consummated subsequent to September 30, 2003 (approximately $5.0 million of the increase), net revenues associated with stations operated under local marketing agreements subsequent to September 30, 2003 (approximately $2.2 million of the increase) and increases in local and national advertising revenue in the current year as compared with the prior year (approximately $2.2 million of the increase).

     In addition, on a same station basis, net revenue for the 260 stations in 53 markets operated for at least a full year increased $2.6 million or 3.8% to $71.4 million for the three months ended September 30, 2004, compared to same station net revenues of $68.7 million for the three months ended September 30, 2003. The increase in same station net revenue was primarily attributable to a 2.9% increase in local same station advertising revenue.

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $4.8 million, or 10.3%, to $51.6 million for the three months ended September 30, 2004 from $46.8 million for the three months ended September 30, 2003. This increase was primarily attributable to station operating expenses associated with radio station acquisitions consummated subsequent to September 30, 2003 (approximately $3.2 million of the increase) and station operating expenses associated with stations operated under local marketing agreements subsequent to September 30, 2003 (approximately $1.3 million of the increase). The provision for doubtful accounts was $1.3 million for the three months ended September 30, 2004 as compared to $0.7 million during the three months ended September 30, 2003. As a percentage of net revenues, the provision for doubtful accounts was 1% for the three months ended September 30, 2004 and was consistent with the prior year.

     On a same station basis, for the 260 stations in 53 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $0.4 million, or 1.0%, to $43.1 million for the three months ended September 30, 2004 compared to $42.7 million for the three months ended September 30, 2003. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to higher variable selling costs associated with revenue growth.

     Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 7.5%, to $5.2 million for the three months ended September 30, 2004 compared to $4.8 million for the three months ended September 30, 2003. This increase was primarily attributable to depreciation and amortization associated with radio station acquisitions consummated subsequent to September 30, 2003.

     LMA Fees. LMA fees totaled $0.8 million for the three months ended September 30, 2004, from $0.6 million for the three months ended September 30, 2003, and were comprised of fees associated with stations operated under LMAs in Columbia, Missouri, Jefferson City, Missouri, Beaumont, Texas, Melbourne, Florida and Lake Charles, LA.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.8 million, or 25.8%, to $3.9 million for the three months ended September 30, 2004 compared to $3.1 million for the three months ended September 30, 2003. This increase is primarily attributable to an increase in professional fees and other administrative costs incurred in connection with the Company’s Sarbanes-Oxley compliance efforts (approximately $0.4 million of the increase).

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, increased by $0.1 million, or 2.5%, to $4.8 million for the three months ended September 30, 2004 compared to $4.7 million for the three months ended September 30, 2003. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase/
	September 30, 2004	September 30, 2003	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$3,946	$4,325	$(379)
10 3/8% Senior Subordinated Notes due 2008 (the “Notes”)	—	8	(8)
Bank Borrowings yield adjustment — interest rate swap arrangement	395	684	(289)
Change in fair value of interest rate option agreement	187	(471)	658
Other interest expense	500	277	223
Interest income	(196)	(110)	86

Interest expense, net	$4,832	$4,713	$119

     Loss on Early Extinguishments of Debt. The Company recognized losses on the early extinguishments of debt of $2.1 million for the three months ended September 30, 2004, compared with $1.0 million of losses in the prior year. Losses in the current year relate to the completion of an amendment and restatement of the Company’s credit agreement and the related retirement and replacement of its existing term loans. Losses in the prior year relate to the redemption of $13.7 million of the in July 2003.

     Income Taxes. Income tax expense increased by $0.6 million, to $6.5 million for the three months ended September 30, 2004 compared to income tax expense of $5.9 million for the three months ended September 30, 2003. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $4.6 million, or 16.5%, to $32.4 million for the three months ended September 30, 2004 compared to $27.8 million for the three months ended September 30, 2003. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a measure of performance calculated in accordance with GAAP, management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measure. Operating income (loss) is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles operating income (loss) from the accompanying consolidated statements of operations to Station Operating Income:

	Three Months Ended
	September 30, 2004	September 30, 2003
Operating income	$22,715	$19,360
Non cash stock compensation	(221)	(41)
Restructuring charges (credits)	(21)	(85)
LMA fees	762	577
Depreciation and amortization	5,213	4,848
Corporate general and administrative	3,940	3,131

Station Operating Income	$32,388	$27,790

Nine Months Ended September 30, 2004 versus the Nine Months Ended September 30, 2003.

     Net Revenues. Net revenues increased $28.7 million, or 13.9%, to $235.7 million for the nine months ended September 30, 2004 from $207.1 million for the nine months ended September 30, 2003, primarily as a result of net revenues associated with station acquisitions completed subsequent to September 30, 2003 (approximately $11.2 million of the increase), net revenues associated with stations operated under the terms of local marketing agreements during periods subsequent to September 30, 2003 (approximately $5.0 million of the increase) and increases in local and national advertising revenue in the current year as compared with the prior year (approximately $10.5 million of the increase).

     In addition, on a same station basis, net revenue for the 260 stations in 53 markets operated for at least a full year increased $9.9 million or 5.1% to $203.5 million for the nine months ended September 30, 2004, compared to same station net revenues of $193.6 million for the nine months ended September 30, 2003. The increase in same station net revenue was primarily attributable to a 4.8% increase in same station local sales.

     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $18.6 million, or 14.1%, to $150.5 million for the nine months ended September 30, 2004, from $131.9 million for the nine months ended September 30, 2003. This increase was primarily a result of expenses associated with station acquisitions completed subsequent to September 30, 2003 (approximately $8.1 million of the increase) and stations operated under the terms of local marketing agreements during periods subsequent to September 30, 2003 (approximately $3.2 million of the increase). The provision for doubtful accounts was $2.9 million for the nine months ended September 30, 2004, compared to $2.1 million during the nine months ended September 30, 2003. As a percentage of net revenues, the provision for doubtful accounts was 1% for the nine months ended September 30, 2004 and was consistent with the prior year.

     On a same station basis, for the 260 stations in 53 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $3.7 million, or 3.0%, to $127.8 million for the nine months ended September 30, 2004, compared to $124.1 million for the nine months ended September 30, 2003. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to higher variable costs of sales associated with increased revenues (approximately $1.2 million of the increase) and increased general and administrative costs (approximately $1.1 million of the increase).

     Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 6.6%, to $15.3 million for the nine months ended September 30, 2004, compared to $14.3 million for the nine months ended September 30, 2003. This increase is the result of station assets acquired and related depreciation expense incurred related to station acquisitions completed during the nine months ended September 30, 2003 and subsequent to September 30, 2003.

     LMA Fees. LMA fees increased $0.9 million, or 70.4%, to $2.1 million for the nine months ended September 30, 2004, from $1.2 million for the nine months ended September 30, 2003. This increase was primarily attributable to higher LMA fees associated with the current year operation of stations under local marketing agreements in Columbia, Missouri, Jefferson City, Missouri, Beaumont, Texas, Melbourne, Florida and Lake Charles, LA.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $1.4 million, or 13.9%, to $11.4 million for the nine months ended September 30, 2004, compared to $10.0 million for the nine months ended September 30, 2003. This increase was primarily attributable to increased professional fees and other administrative costs incurred in connection with the Company’s Sarbanes-Oxley compliance efforts (approximately $0.7 million of increase).

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $2.3 million, or 13.7%, to $14.7 million for the nine months ended September 30, 2004, compared to $17.0 million for the nine months ended September 30, 2003. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Nine Months Ended	Nine Months Ended	Increase/
	September 30, 2004	September 30, 2003	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$12,032	$11,524	$508
10 3/8% Senior Subordinates Notes due 2008	—	3,764	(3,764)
Bank Borrowings yield adjustment — interest rate swap arrangement	1,757	1,314	443
Change in fair value of interest rate option agreement	(203)	(351)	148
Other interest expense	1,576	1,237	339
Interest income	(493)	(501)	(8)

Interest expense, net	$14,669	$16,987	$(2,318)

     Loss on Early Extinguishments of Debt. Losses on early extinguishments of debt totaled $2.5 million for the nine months ended September 30, 2004 as compared with $15.2 million for the nine months ended September 30, 2003. Losses in the current year relate to 1) the completion of an amendment and restatement of the Company’s Credit Agreement in January 2004 and the related retirement and replacement of its then existing eight year term loan facility, and 2) the completion of an amendment and restatement of the Company’s Credit Agreement in July 2004 and the related retirement and replacement of its existing term loans. Losses in the prior year relate to the repurchase of $30.1 million of the Notes on the open market in the first quarter of 2003, the repurchase of $88.8 million of the Notes as part of a tender offer and consent solicitation completed in April 2003 and the retirement of the Company’s existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003.

     Income Taxes. Income tax expense totaled $19.3 million for the nine months ended September 30, 2004, compared to $17.1 million for the nine months ended September 30, 2003. Tax expense incurred in the current and prior year, comprised entirely of deferred tax expense, was recorded to establish valuation allowances against net operating loss carry-forwards generated during the periods.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $10.1 million, or 13.4%, to $85.2 million for the nine months ended September 30, 2004 compared to $75.2 million for the nine months ended September 30, 2003. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Although Station Operating Income is not a financial measure that is calculated in accordance with GAAP, management believes that it is a measure of performance that is useful to an investor in evaluating the Company because it is a measure widely used in the broadcasting industry to evaluate a radio company’s operating performance. Further, we use Station Operating Income, as defined above, as one of the key measurements of operating efficiency and profitability. More specifically, Station Operating Income measures the amount of income generated each period solely from the operations of the Company’s stations to be used to service debt, pay taxes, fund capital expenditures and fund acquisitions. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measures. The following table reconciles operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP from the accompanying consolidated statements of operations, to Station Operating Income:

	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating income	$57,020	$49,701
Non-cash stock compensation	(437)	218
Restructuring charges (credits)	(42)	(268)
LMA fees	2,059	1,208
Depreciation and amortization	15,272	14,325
Corporate general and administrative	11,366	9,981

Station Operating Income	$85,238	$75,165

     Intangible Assets. Intangible assets, net of amortization, were $1.4 billion and $1.3 billion as of September 30, 2004 and December 31, 2003, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although the Company possesses certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the nine months ended September 30, 2004 is attributable to acquisitions completed during the first nine months of 2004. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in the Company’s financial statements at acquired fair value, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing the Company’s operating strategies. During 2002, 2001 and 2000, the Company recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. The Company’s strategic initiative to focus on its core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, repurchases of our securities and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit facilities, and cash flows from operations. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures, as well as any further repurchases of our common stock under our stock repurchase plan. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.

     For the nine months ended September 30, 2004, net cash provided by operating activities increased $19.2 million to $51.5 million from net cash provided by operating activities of $32.3 million for the nine months ended September 30, 2003. This increase was primarily attributable to a 14.7% increase in operating income versus the prior year and a 13.3% decrease in interest expense versus the prior year. The year-over-year comparison of cash provided by operating activities was also affected by the timing of interest payments made on the Notes. Interest on the Notes that accrued for the six month period ended December 31, 2002, totaling $6.5 million, was paid on January 2, 2003 and, as a result, deflated net cash provided by operating activities during the nine months ended September 30, 2003.

     For the nine months ended September 30, 2004, net cash used in investing activities decreased $110.7 million to $24.4 million from net cash used in investing activities of $135.1 million for the nine months ended September 30, 2003. This decrease was primarily attributable to the timing and funding of acquisitions. The Company completed several acquisitions of radio stations during both the current and prior year periods, as described below. However, acquisitions completed during the current year have been funded primarily with shares of the Company’s Class A Common Stock and required only a nominal cash outlay. Acquisitions completed during the prior year were funded primarily in cash.

     For the nine months ended September 30, 2004, net cash used in financing activities totaled $32.4 million, compared with net cash provided by financing activities in the prior year during the same period of $47.7 million. Net cash used during the current year was utilized primarily to repay outstanding borrowings under the Company’s Credit Facility and to repay an acquisition related promissory note. Net cash provided during the prior year was primarily due to borrowings under the Company’s Credit Facility and proceeds from the exercise of certain warrants issued in acquisitions, offset by repayments of borrowings under the Credit Facility, the repurchase of shares of the Company’s 13 3/4% Series A Preferred Stock and the repurchase of the Notes.

     Historical Acquisitions. During the nine months ended September 30, 2004, the Company completed 7 acquisitions of 22 radio stations across 6 markets having an aggregate purchase price of $91.3 million. The Company also purchased a tract of land for a tower site with an aggregate purchase price of $1.6 million. Of the $92.9 million required to fund the acquisitions, $71.3 million was provided in shares of Class A Common Stock and $11.0 million was funded in cash, $4.6 million had been previously funded in the form of escrow deposits, $0.5 million represented capitalizable acquisition costs and $5.5 million was deferred beyond the closing of the transaction.

     Pending Acquisitions. As of September 30, 2004, the Company was a party to various agreements to acquire 13 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $81.6 million, of which the Company is contractually obligated to pay $9.6 million in cash and, at the Company’s option, may fund the remaining $72.0 million in cash or shares of the Company’s Class A Common Stock. As of September 30, 2004, $4.9 million of escrow deposits were outstanding related to pending transactions. In the event that the Company is unable to obtain financing necessary to consummate those remaining pending acquisitions, the Company could forfeit the deposit amounts. We intend to finance the cash portion of the pending acquisitions with cash on hand, cash flows from operations, the proceeds of borrowings under our Credit Facility or future credit facilities and other sources. If we choose to finance our pending acquisitions entirely in cash drawn from our Credit Facility, we will increase the principal amount outstanding under the Credit Facility by approximately $81.6 million. This would impact the availability of funds under the Credit Facility for use in financing future acquisitions. We would then be dependent on our ability to obtain additional equity or debt financing on favorable terms, if at all. There can be no assurance that we will be able to obtain such financing on favorable terms, if at all.

     We expect to consummate most of our pending acquisitions during 2004 and the first quarter of 2005, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time the Company completes acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the Company being required to divest the assets it has acquired.

     Acquisition Shelf Registration Statement. We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of September 30, 2004, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions. Further, as of September 30, 2004, of the 14,333,447 shares remaining available under the registration statements, based upon the closing price of our Class A Common Stock on the NASDAQ National Market on that date, we have entered into agreements pursuant to which we have the option to issue, in lieu of cash, approximately 3,109,798 shares in connection with various acquisitions we expect to complete during 2004 and 2005.

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

     As amended, the Credit Facility consists of a seven-year revolving commitment of $112.5 million, a seven-year term loan facility of $202.7 million and an eight-year term loan facility of $220.9 million. As of September 30, 2004, $195.1 million was outstanding under the seven-year term loan facility, $220.4 million was outstanding under the eight-year term loan facility and $39.5 million was outstanding under the seven-year revolver.

     The amount available under the seven-year revolving commitment will be automatically reduced by 7.5% of the initial aggregate principal amount ($112.5 million) in fiscal year 2004, 13.75% in fiscal year 2005, 18.75% in fiscal 2006, 20.0% in fiscal year 2007, 31.25% in fiscal year 2008 and 8.75% in fiscal year 2009.

     As a result of the amendment and restatement completed on July 15, 2004 and the reallocation of amounts outstanding under the seven-year term loan and eight-year term loan, the amounts repayable on a quarterly basis were effectively increased. As of September 30, 2004, the remaining scheduled annual amortization under the seven-year term loan borrowing is $7.6 million for 2004 (October 1, 2004 through December 31, 2004), $38.0 million for fiscal 2005, $40.5 million in each of fiscal years 2006, 2007 and 2008 and $27.9 million for fiscal 2009. As of September 30, 2004, the remaining scheduled annual amortization under the eight-year term loan borrowing is $0.6 million for fiscal 2004, $2.2 million in each of fiscal years 2005, 2006, 2007 and 2008, $156.3 million in fiscal 2009 and $54.7 million in fiscal 2010. We expect to pay these installments using cash from operations.

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

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 4.75% as of September 30, 2004) plus a margin ranging between 0.50% to 2.0%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 1.8% as of September 30, 2004) plus a margin ranging between

1.50% to 3.0% (in each case dependent upon the leverage ratio of the Company). At September 30, 2004 the Company’s effective interest rate, excluding the effects of the interest rate swap agreement discussed below, on loan amounts outstanding under our Credit Facility was 3.5%.

     In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of its current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at September 30, 2004, the Company’s effective interest rate on loan amounts outstanding under our Credit Facility is 3.7%.

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

     Under the terms of the Credit Agreement, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under those instruments. At September 30, 2004, the Company was in compliance with such financial and operating covenants.

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

     On September 28, 2004, the Board of Directors of the Company authorized the purchase, from time to time, of up to $100 million of its Class A Common Stock, subject to the terms of the Credit Agreement. Subsequent to September 30, 2004 and consistent with the Board approved repurchase plan, the Company repurchased 1,004,429 shares of its Class A Common Stock in the open market at an average repurchase price of $14.56 per share. The Company’s Credit Agreement limits the Company’s ability to repurchase shares having an aggregate value in excess of $15.0 million. The Company has commenced negotiations with its lenders to amend that provision of the Credit Agreement, but there can be no assurance as to the timing or terms of such an amendment or whether it will be obtained.

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of September 30, 2004 (dollars in thousands):

	Payments Due By Period
Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)(2)	$454,942	$37,674	85,484	185,682	146,102
Acquisition obligations (3)	79,950	79,950	—	—	—
Operating leases	33,733	6,924	10,640	6,468	9,701
Other operating contracts	38,781	6,498	17,815	14,468	—

Total Contractual Cash Obligations	$607,406	$131,046	$113,939	$206,618	$155,803

(1)	Maturities of our outstanding debt are reflective of the amended annual amortization schedule which became effective, together with other amendments to our Credit Agreement, as of July 15, 2004. Under our Credit Agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at September 30, 2004, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, the Company would be obligated to pay approximately $62.2 million of interest on borrowings through March 2010 ($15.5 million due in less than 1 year, $26.6 million due in years 2 and 3, $18.7 million due in years 4 and 5 and $1.4 million due after 5 years).

(3)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations. Amounts include $72.0 million of purchase price which, at the Company’s option, may be funded in cash or shares of Class A Common Stock.

		Amount of Commitment Expiration Per Period
Contractual Cash		Less Than	1 to 3	4 to 5	After 5
Obligations:	Total	1 Year	Years	Years	Years
Letter of Credit(1)	$3,368	$3,368	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company’s borrowings under its Credit Facility bear interest at variable rates. In March 2003, the Company entered into a fixed rate interest rate swap agreement designed to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in interest rates. This swap agreement, which has a total notional amount of $300.0 million, will expire in March 2006.

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

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”). At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

     Our management is required to report on the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year, including disclosure of any material weaknesses in such internal controls identified by management. Management currently is in the process of documenting, testing and assessing our internal controls. Although this process is not yet complete, management has identified, and has discussed with the Audit Committee and our independent auditors, certain internal control deficiencies, including deficiencies in controls relating to segregation of duties and compatibility of responsibilities, as well as in processes relating to accounts payable, payroll processing, information technology, and fixed-asset record-keeping.

     As part of the evaluation process, the Company is taking steps to make necessary improvements and enhance the reliability of its internal control over financial reporting in advance of management’s year-end report. Remediation efforts include improvements in information technology security, access and continuity of systems controls. However, at this time, there is some uncertainty regarding whether management will be able to sufficiently document and test all of the revised internal control procedures for the required testing periods prior to December 31, 2004. Any internal control deficiency that has not been sufficiently remediated prior to year-end could adversely affect management’s ability to conclude that our internal control over financial reporting is effective.

     Aside from the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

CUMULUS MEDIA INC.
Date: November 9, 2004	By:	/s/ Martin R. Gausvik
Executive Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.