Form 10-K
period 2004-12-31
CUMULUS MEDIA INC
filed 2005-03-29
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 00-24525

Cumulus Media Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4159663
(State of Incorporation)	(I.R.S. Employer Identification No.)
14 Piedmont Center
Suite 1400
Atlanta, GA 30305
(404) 949-0700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal offices)
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Class A Common Stock; Par Value $.01 per share
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $832.4 million, based on 69,911,346 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ National Market of $16.81 on that date. As of February 28, 2005, the registrant had outstanding 69,090,084 shares of common stock consisting of (i) 56,814,454 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.
Documents Incorporated by Reference:
      Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or prior to March 31, 2005, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
      Unless otherwise indicated:

•	we obtained total radio industry listener and revenue levels from the Radio Advertising Bureau (“RAB”);

•	we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry;

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2004 Arbitron Market Report, referred to as Arbitron’s Market Report, pertaining to each market; and

•	all dollar amounts are rounded to the nearest million, unless otherwise indicated.
      The term “Station Operating Income” is used in various places in this document. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits).
      Station Operating Income serves as a starting point for our management to analyze the cash flow generated by our business by measuring the profitability of our station portfolio and its contribution to the funding of our other operating expenses and to the funding of debt service and acquisitions. Station Operating Income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio.
      In deriving this measure, we exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors as it highlights the gross margin generated by our station portfolio. Finally, we exclude non cash stock compensation and restructuring and impairment charges (credits) from the measure as they do not represent cash payments related to the operation of the stations.
      We believe that Station Operating Income, although not a measure that is calculated in accordance with GAAP, nevertheless is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcast industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as our primary metric to evaluate and negotiate the purchase price paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the metric to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators.
      Finally, Station Operating Income is the primary metric that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our stockholders, and the public, with an analysis of our performance that is consistent with that utilized by our management.
      Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.
Company Overview
      We own and operate FM and AM radio station clusters serving mid-size markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2004, we owned and operated 291 radio stations in 59 mid-sized U.S. media markets. In addition, we own and operate a multi-market network of five radio stations in the English-speaking Caribbean. Under our LMAs, we provide sales and marketing services for twelve radio stations in six U.S. markets in exchange for a management or consulting fee, pending FCC approval of our acquisitions of these stations. We will own and operate a total of 304 stations in 61 U.S. markets upon FCC approval and consummation of all of our pending acquisitions.
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
      We believe that the attractive operating characteristics of mid-size markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom

Act”) and FCC rules, create significant opportunities for growth from the formation of groups of radio stations within these markets. We believe that mid-size radio markets provide an excellent opportunity to acquire attractive properties at favorable purchase prices due to the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, as of December 31, 2004 there were 8,751 FM and 4,774 AM stations in the United States.
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
Acquisitions and Dispositions

Completed Acquisitions
      We completed the acquisition of 25 radio stations in 6 markets and a tract of land for a tower site during the year ended December 31, 2004. Of the $93.7 million required to fund these acquisitions, $11.0 million was paid in cash, $71.3 million was paid in the form of shares of our Class A Common Stock, $5.2 million was deferred beyond the closing of the transactions, $1.4 million represented capitalizable acquisition costs and $4.8 million had been previously funded as escrow deposits on the pending acquisitions. Of the $5.2 million of deferred purchase price, we began to pay $5.0 million of the amount in 60 monthly cash installments commencing in April 2004, consistent with the terms of the particular purchase agreement. We will pay the remaining $0.2 million of deferred purchase price upon resolution of certain post-closing issues. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.

Rochester, Minnesota and Sioux Falls, South Dakota
      On March 29, 2004, we completed the acquisition of Southern Minnesota Broadcasting Co. (“SMB”), which owned and operated three radio stations serving Rochester, Minnesota (KROC-AM, KROC-FM, KYBA-FM) and six radio stations serving Sioux Falls, South Dakota (KYBB-FM, KIKN-FM, KKLS-FM, KMXC-FM, KSOO-AM, KXRB-AM). In acquiring SMB, we issued the former owners 3,223,978 shares of our Class A Common Stock and deferred $5.0 million of the purchase price beyond the closing of the transaction. We also paid $0.5 million in capitalizable acquisition costs in connection with the acquisition.

Blacksburg, Virginia
      On July 30, 2004, we completed the acquisition of WBWR-FM, WBRW-FM, WFNR-FM, WFNR-AM, WPSK-FM, WRAD-AM and WWBU-FM serving Blacksburg, Virginia from New River Valley Radio Partners, L.L.C. In connection with the acquisition, we paid $2.1 million in cash, deferred $0.1 million beyond closing of the transaction and paid $0.2 million in capitalizable acquisition costs. We had previously funded $4.7 million of the purchase price in 2003 in the form of an escrow deposit.

Pending Acquisitions
      As of December 31, 2004, we were a party to various agreements to acquire 13 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $81.6 million, $70.3 million of which we may, at our option, pay in shares of our Class A Common Stock.
      Subsequent to December 31, 2004 and through March 4, 2005, we completed the acquisition of ten radio stations across four markets for $46.8 million in cash.

FCC FM Frequency Auction
      Periodically, the FCC makes FM frequencies available for acquisition through an auction process. On November 3, 2004, the FCC held an auction for approximately 290 frequencies, located mostly in remote areas of the country, in which we actively participated. As of the close of the auction, we were the winning bidder for seven frequencies and are obligated to pay the FCC $8.6 million. As of December 31, 2004, we had funded $2.2 million toward our obligation to the FCC in the form of an escrow deposit, to be applied by the FCC to the bid price upon grant of the final authorization for the frequencies. These seven authorizations will enable us to add a station to seven of our existing markets once constructed.

Acquisition Shelf Registration Statement
      We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of March 4, 2005, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions.
Industry Overview
      The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87%. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1991 and 2001, when total radio advertising revenue fell by approximately 3% and 8%, respectively, advertising revenue has generally risen in each of the past 19 years faster than both inflation and the gross national product.
      Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/ talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience, with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.
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
Advertising Sales
      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 87%, 85% and 85% of our net broadcasting revenue was generated from the sale of local and regional advertising in 2004, 2003 and 2002, respectively. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

• Automotive Dealers	• Telecommunications	• Banking and Mortgage
• Amusement and Recreation	• Food Services and Drinking	• Arts and Entertainment
• Healthcare Services	• Food and Beverage Stores	• Furniture and Home Furnishings
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
      Our national sales are made by Interep National Radio Sales, Inc., a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on our net revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering to key national and regional advertisers groups of stations within specific markets and regions that make our stations more attractive. Many of these large accounts have previously been reluctant to advertise in these markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before we acquired them.
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
      We have an agreement with Arbitron that gives us access to Arbitron’s ratings materials in a majority of our markets through July 2009.
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
      Our stations, including those to be acquired upon completion of the pending acquisitions, compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media as discussed below. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower our Station Operating Income.
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

      In 1996, changes in federal law and FCC rules dramatically increased the number of radio stations a single party could own and operate in a local market. Our management continues to believe that companies that elect to take advantage of those changes by forming groups of commonly owned stations or joint arrangements such as LMAs in a particular market may in certain circumstances have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in each of our markets and intend to pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties who own and operate as many stations as we do or more stations than we do. We may also compete with those other parties or broadcast groups for the purchase of additional stations in those market or new markets. Some of these other parties and groups are owned or operated by companies that have substantially greater financial or other resources than we do.
      A radio station’s competitive position can be enhanced by a variety of factors, including changes in the station’s format and an upgrade of the station’s authorized power. However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that an entity can operate in a given market is limited. Under FCC rules that became effective in 2004, the number of radio stations that a party can own in a particular market is dictated largely by whether the station is an Arbitron Metro (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Arbitron Metro. In those markets which are not an Arbitron Metro, the number of stations a party can own in the particular market is dictated by the availability of FM radio frequencies allotted by the FCC to communities in that market and the reach of the AM signals in that market. For a discussion of FCC regulation (including recent changes), see “— Federal Regulation of Radio Broadcasting.”
      Our stations also compete for advertising revenue with other media, including low power FM radio stations (that are required to operate on a noncommercial basis), newspapers, broadcast television, cable and satellite television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from companies that use new media technologies that are being developed or have already been introduced, such as the Internet and the delivery of digital audio programming by cable television systems, by satellite radio carriers, and by terrestrial-based radio stations that broadcast digital audio signals. The FCC has authorized two companies to provide a digital audio programming service by satellite to nationwide audiences with a multi-channel, multi-format and with sound quality equivalent to that of compact discs. The FCC has also authorized FM terrestrial stations like ours to use two separate antennae to deliver both the current analog radio signal and a new digital signal. The FCC is also exploring the possibility of allowing AM stations to deliver both analog and digital signals.
      We cannot predict how new sources of competition will affect our performance and income. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry in general or our stations in particular.
      We cannot predict what other matters might be considered in the future by the FCC or the Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.
Employees
      At December 31, 2004, we employed approximately 2,900 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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
Federal Regulation of Radio Broadcasting
      Introduction. The ownership, operation and sale of radio broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (the “Communications Act”). The Telecom Act amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.
      The following is a brief summary of certain provisions of the Communications Act, the Telecom Act, and related FCC rules and policies (collectively, the “Communications Laws”). This description does not purport to be comprehensive, and reference should be made to the Communications Laws, public notices, and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a “short-term” (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a station’s license renewal application, revoke a station’s license, or deny applications in which an applicant seeks to acquire additional broadcast properties.
      License Grant and Renewal. Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. We are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that each of our licenses will be renewed for a full term without adverse conditions.
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
      The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned and operated stations as of February 28, 2005, all pending station acquisitions operated under a LMA as of February 28, 2005 and all announced pending station acquisitions not operated as of February 28, 2005.

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Abilene, TX	KCDD FM	Hamlin, TX	103.7	August 1, 2005	C	985	98.0	98.0
	KBCY FM	Tye, TX	99.7	August 1, 2005	C1	745	100.0	100.0
	KTLT FM	Anson, TX	98.1	August 1, 2005	C2	292	50.0	50.0
	KHXS FM	Merkel, TX	102.7	August 1, 2005	C1	745	99.2	99.2
Albany, GA	WNUQ FM	Albany, GA	101.7	April 1, 2004	A	299	3.0	3.0
	WEGC FM	Sasser, GA	107.7	April 1, 2004	C3	312	11.5	11.5
	WALG AM	Albany, GA	1590	April 1, 2004	B	N.A.	5.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2004	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2004	C1	981	98.0	98.0
	WGPC AM	Albany, GA	1450	April 1, 2004	C	N.A.	1.0	1.0
	WQVE FM	Camilla, GA	105.5	April 1, 2004	A	276	6.0	6.0
	WZBN FM	Sylvester, GA	102.1	April 1, 2004	A	259	6.0	6.0
Amarillo, TX	KZRK FM	Canyon, TX	107.9	August 1, 2005	C1	476	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2005	B	N.A.	1.0	0.2
	KARX FM	Claude, TX	95.7	August 1, 2005	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2005	B	N.A.	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2005	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2005	C1	699	100.0	100.0
Appleton Oshkosh, WI	WWWX FM	Oshkosh, WI	96.9	December 1, 2004	A	328	6.0	6.0
	WVBO FM	Winneconne, WI	103.9	December 1, 2004	C3	328	6.0	6.0
	WNAM AM	Neenah Menasha, WI	1280	December 1, 2004	B	N.A.	20.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2004	C	N.A.	1.0	1.0
	WPKR FM	Omro, WI	99.5	December 1, 2004	C2	420	50.0	50.0
Bangor, ME	WQCB FM	Brewer, ME	106.5	April 1, 2006	C	1079	98.0	98.0
	WBZN FM	Old Town, ME	107.3	April 1, 2006	C2	436	50.0	50.0
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2006	B	1030	11.5	11.5
	WEZQ FM	Bangor, ME	92.9	April 1, 2006	B	787	20.0	20.0
	WDEA AM	Ellsworth, ME	1370	April 1, 2006	B	N.A.	5.0	5.0
Beaumont-Port Arthur, TX	KSTB FM	Crystal Beach, TX	101.5	August 1, 2005	A	184	6.0	6.0
	KQXY FM	Beaumont, TX	94.1	August 1, 2005	C1	600.2	100.0	100.0
	KQHN AM	Nederland, TX	1510	August 1, 2005	D	N.A.	5.0	0.0
	KIKR AM	Beaumont, TX	1450	August 1, 2005	C	N.A.	1.0	1.0
	KTCX FM	Beaumont, TX	102.5	August 1, 2005	C2	492	50.0	50.0
	KAYD FM	Silsbee, TX	101.7	August 1, 2005	C3	502	10.5	10.5
Bismarck, ND	KBYZ FM	Bismarck, ND	96.5	April 1, 2005	C	1001	100.0	100.0
	KACL FM	Bismarck, ND	98.7	April 1, 2005	C1	830	100.0	100.0
	KKCT FM	Bismarck, ND	97.5	April 1, 2005	C1	830	100.0	100.0
	KLXX AM	Mandan, ND	1270	April 1, 2005	B	N.A.	1.0	0.3

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Blacksburg, VA	WBWR FM	Bedford, VA	106.9	October 1, 2011	A	1276	0.3	0.3
	WBRW FM	Blacksburg. VA	105.3	October 1, 2011	C3	479	12.0	12.0
	WFNR FM	Christiansburg, VA	100.7	October 1, 2011	A	886	0.8	0.8
	WFNR AM	Blacksburg. VA	710	October 1, 2011	D	N.A.	10.0	1.0
	WPSK FM	Pulaski, VA	107.1	October 1, 2011	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2011	B	N.A.	1.0	1.0
	WWBU FM	Radford, VA	101.7	October 1, 2011	A	66	20.0	20.0
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2006	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	April 1, 2006	B	N.A.	1.0	0.5
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2004	B	341	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2005	C1	551	100.0	100.0
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2005	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1, 2005	C1	981	100.0	100.0
Columbia, MO	KBXR FM	Columbia, MO	102.3	February 1, 2005	C3	857	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2005	C	N.A.	1.0	1.0
	KPLA FM	Columbia, MO	101.5	February 1, 2005	C1	1064	41.0	41.0
	KOQL FM	Ashland, MO	106.1	February 1, 2005	C1	959	69.0	69.0
Columbus-Starkville, MS	WSSO AM	Starkville, MS	1230	June 1, 2004	C	N.A.	1.0	1.0
	WMXU FM	Starkville, MS	106.1	June 1, 2004	C2	502	40.0	40.0
	WSMS FM	Artesia, MS	99.9	June 1, 2004	C2	505	47.0	47.0
	WKOR FM	Columbus, MS	94.9	June 1, 2004	C2	492	50.0	50.0
	WKOR AM	Starkville, MS	980	June 1, 2004	D	N.A.	1.0	0.0
	WJWF AM	Columbus, MS	1400	June 1, 2004	C	N.A.	1.0	1.0
	WMBC FM	Columbus, MS	103.1	June 1, 2004	C2	755	22.0	22.0
Danbury, CT	WRKI FM	Brookfield, CT	95.1	April 1, 2006	B	636	29.5	29.5
	WDBY FM	Patterson, NY	105.5	June 1, 2006	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2006	D	N.A.	0.7	0.1
	WPUT AM	Brewster, NY	1510	June 1, 2006	D	N.A.	1.0	0.0
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2005	C2	331	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2005	A	308	2.0	2.0
	WDBQ FM	Galena, IL	107.5	February 1, 2005	A	328	3.0	3.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2005	C	N.A.	1.0	1.0
	WJOD FM	Asbury, IA	103.3	February 1, 2005	C3	643	6.6	6.6
Eugene-Springfield, OR	KUJZ FM	Creswell, OR	95.3	February 1, 2006	C3	1207	0.6	0.6
	KSCR AM	Eugene, OR	1320	February 1, 2006	D	N.A.	1.0	0.1
	KZEL FM	Eugene, OR	96.1	February 1, 2006	C	1093	100.0	43.0
	KUGN AM	Eugene, OR	590	February 1, 2006	B	N.A.	5.0	5.0
	KEHK FM	Brownsville, OR	102.3	February 1, 2006	C1	919	100.0	43.0
	KNRQ FM	Eugene, OR	97.9	February 1, 2006	C	1011	100.0	75.0
Faribault-Owatonna, MN	KRFO AM	Owatonna, MN	1390	April 1, 2005	D	N.A.	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2005	A	174	4.7	4.7
	KDHL AM	Faribault, MN	920	April 1, 2005	B	N.A.	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2005	A	328	3.0	3.0
Fayetteville, AR	KFAY FM	Bentonville, AR	98.3	June 1, 2004	C1	617	100.0	100.0
	KQSM AM	Farmington, AR	1030	June 1, 2004	B	N.A.	10.0	1.0
	KKEG FM	Fayetteville, AR	92.1	June 1, 2004	C3	531	7.6	7.6
	KAMO FM	Rogers, AR	94.3	June 1, 2004	C2	692	25.1	25.1
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2004	C1	476	100.0	100.0
	KZRA AM	Springdale, AR	1590	June 1, 2004	D	N.A.	2.5	0.1
	KYNF FM	Prairie Grove, AR	94.9	June 1, 2004	C2	761	21.0	21.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Fayetteville, NC	WRCQ FM	Dunn, NC	103.5	December 1, 2011	C2	502	47.5	47.5
	WFNC FM	Lumberton, NC	102.3	December 1, 2011	A	269	6.0	6.0
	WFNC AM	Fayetteville, NC	640	December 1, 2011	B	N.A.	10.0	1.0
	WQSM FM	Fayetteville, NC	98.1	December 1, 2011	C1	830	100.0	100.0
	WKQB FM	Southern Pines, NC	106.9	December 1, 2011	C2	492	50.0	50.0
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2004	A	256	3.0	3.0
	WRSR FM	Owosso, MI	103.9	October 1, 2004	A	482	2.9	2.9
	WWCK FM	Flint, MI	105.5	October 1, 2004	B1	328	25.0	25.0
	WWCK AM	Flint, MI	1570	October 1, 2004	D	N.A.	1.0	0.1
Florence, SC	WYNN FM	Florence, SC	106.3	December 1, 2011	A	325	6.0	6.0
	WYNN AM	Florence, SC	540	December 1, 2011	B	N.A.	0.3	0.2
	WYMB AM	Manning, SC	920	December 1, 2011	B	N.A.	2.3	1.0
	WCMG FM	Latta, SC	94.3	December 1, 2011	C3	502	10.5	10.5
	WHSC AM	Hartsville, SC	1450	December 1, 2011	C	N.A.	1.0	1.0
	WBZF FM	Hartsville, SC	98.5	December 1, 2011	A	328	3.0	3.0
	WHLZ FM	Marion, SC	100.5	December 1, 2011	C3	354	21.5	21.5
	WMXT FM	Pamplico, SC	102.1	December 1, 2011	C2	479	50.0	50.0
	WWFN FM	Lake City, SC	100.1	December 1, 2011	A	433	3.3	3.3
Fort Smith, AR	KLSZ FM	Van Buren, AR	102.7	June 1, 2004	C2	574	17.0	17.0
	KOMS FM	Poteau, OK	107.3	June 1, 2005	C	1811	100.0	100.0
	KBBQ FM	Fort Smith, AR	100.7	June 1, 2004	C2	459	50.0	50.0
	KAYR AM	Van Buren, AR	1060	June 1, 2004	D	N.A.	0.5	0.0
Fort Walton Beach, FL	WKSM FM	Fort Walton Beach, FL	99.5	February 1, 2012	C2	440	50.0	50.0
	WNCV FM	Niceville, FL	100.3	February 1, 2012	A	440	3.5	3.5
	WYZB FM	Mary Esther, FL	105.5	February 1, 2012	C3	305	25.0	25.0
	WZNS FM	Fort Walton Beach, FL	96.5	February 1, 2012	C1	440	100.0	100.0
	WFTW AM	Fort Walton Beach, FL	1260	February 1, 2012	D	N.A.	2.5	0.1
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2005	C	1460	100.0	100.0
	KEKB FM	Fruita, CO	99.9	April 1, 2005	C	1542	79.0	79.0
	KMXY FM	Grand Junction, CO	104.3	April 1, 2005	C	1460	100.0	100.0
	KKNN FM	Delta, CO	95.1	April 1, 2005	C	1424	100.0	100.0
	KEXO AM	Grand Junction, CO	1230	April 1, 2005	C	N.A.	1.0	1.0
Green Bay, WI	WOGB FM	Kaukauna, WI	103.1	December 1, 2004	C3	879	3.6	3.6
	WJLW FM	Allouez, WI	106.7	December 1, 2004	C3	328	25.0	25.0
	WDUZ FM	Brillion, WI	107.5	December 1, 2004	C3	879	3.6	3.6
	WQLH FM	Green Bay, WI	98.5	December 1, 2004	C1	499	100.0	100.0
	WNGB AM	Green Bay, WI	1400	December 1, 2004	C	N.A.	1.0	1.0
	WPCK FM	Denmark, WI	104.9	December 1, 2004	C3	515	10.0	10.0
Harrisburg, PA	WNNK FM	Harrisburg, PA	104.1	August 1, 2006	B	725	22.5	22.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2006	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2006	A	102	3.3	3.3
	WTCY AM	Harrisburg, PA	1400	August 1, 2006	C	N.A.	1.0	1.0
Houston, TX	KIOL FM	Beaumont, TX	97.5	August 1, 2005	C	1,955	100.0	100.0
	KVST FM	Willis, TX	103.7	August 1, 2005	C3	427	15	15
Huntsville, AL	WZYP FM	Athens, AL	104.3	April 1, 2004	C	1,115	100.0	100.0
	WHRP FM	Tullahoma, TN	93.3	August 1, 2004	C1	981	100.0	100.0
	WVNN AM	Athens, AL	770	April 1, 2004	B	N.A.	7.0	0.3
	WUMP AM	Madison, AL	730	April 1, 2004	D	N.A.	1.0	0.1

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Jefferson City, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2005	C2	601	33.0	33.0
	KJMO FM	Jefferson City, MO	104.1	February 1, 2005	A	348	5.3	5.3
	KLIK AM	Jefferson City, MO	1240	February 1, 2005	C	N.A.	1.0	1.0
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2004	B	482	50.0	50.0
	WRKR FM	Portage, MI	107.7	October 1, 2004	B	485	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2004	B	N.A.	5.0	1.0
Kansas City, MO	KCHZ FM	Ottawa, KS	95.7	June 1, 2005	C1	981	98.0	98.0
	KMJK FM	Lexington, MO	107.3	February 1, 2005	C	1,184	100.0	100.0
	KRWP FM	Stockton, MO	107.7	February 1, 2005	C3	479	11.7	11.7
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2005	C3	410	16.6	16.6
	KQXB FM	Belton, TX	106.3	August 1, 2005	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2005	C3	558	8.6	8.6
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2005	C2	600	33.0	33.0
	KTEM AM	Temple, TX	1400	August 1, 2005	C	N.A.	1.0	1.0
Lake Charles, LA	KKGB FM	Sulphur, LA	101.3	June 1, 2004	C3	289	25.0	25.0
	KBIU FM	Lake Charles, LA	103.7	June 1, 2004	C1	488	100.0	100.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2004	C	990	100.0	100.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2004	B	N.A.	1.0	1.0
	KQLK FM	DeRidder, LA	97.9	June 1, 2012	C2	494	50.0	50.0
	KAOK AM	Lake Charles, LA	1400	June, 1 2012	C	N.A.	1.0	1.0
Lexington, KY	WVLK AM	Lexington, KY	590	August 1, 2004	B	N.A.	5.0	1.0
	WLXX FM	Lexington, KY	92.9	August 1, 2004	C1	850	100.0	100.0
	WLTO FM	Nicholasville, KY	102.5	August 1, 2004	A	374	4.6	4.6
	WLRO FM	Richmond, KY	101.5	August 1, 2004	C3	541	9.0	9.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2004	A	328	6.0	6.0
	WCYN-FM	Cynthiana, KY	102.3	August 1, 2004	A	400	3.4	3.4
Macon, GA	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2004	C1	679	100.0	100.0
	WDDO AM	Macon, GA	1240	April 1, 2004	C	N.A.	1.0	1.0
	WDEN AM	Macon, GA	1500	April 1, 2004	D	N.A.	1.0	0.0
	WDEN FM	Macon, GA	99.1	April 1, 2004	C1	581	100.0	100.0
	WAYS FM	Macon, GA	105.5	April 1, 2004	C3	659	6.1	6.1
	WMAC AM	Macon, GA	940	April 1, 2004	B	N.A.	50.0	10.0
	WMKS FM	Macon, GA	92.3	April 1, 2004	A	328	3.0	3.0
	WMGB FM	Montezuma, GA	95.1	April 1, 2004	C2	390	46.0	46.0
Melbourne-Titus-Cocoa, FL	WHKR FM	Rockledge, FL	102.7	February 1, 2004	C2	433	50.0	50.0
	WAOA FM	Melbourne, FL	107.1	February 1, 2004	C1	486	100.0	100.0
	WINT AM	Melbourne, FL	1560	February 1, 2004	D	N.A.	5.0	0.0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2004	C3	289	25.0	25.0
Mobile, AL	WYOK FM	Atmore, AL	104.1	April 1, 2004	C	1555	100.0	100.0
	WGOK AM	Mobile, AL	900	April 1, 2004	B	N.A.	1.0	0.4
	WBLX FM	Mobile, AL	92.9	April 1, 2004	C	1555	98.0	98.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2004	C2	548	40.0	40.0
	WDLT AM	Fairhope, AL	660	April 1, 2004	B	N.A.	10.0	0.8
	WAVH FM	Daphne, AL	106.5	April 1, 2004	C2	449	50.0	50.0
Monroe, MI	WTWR FM	Luna Pier, MI	98.3	October 1, 2004	A	466	1.4	1.4

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Montgomery, AL	WMSP AM	Montgomery, AL	740	April 1, 2004	B	N.A.	10.0	0.2
	WNZZ AM	Montgomery, AL	950	April 1, 2004	D	N.A.	1.0	0.4
	WMXS FM	Montgomery, AL	103.3	April 1, 2004	C	1096	100.0	100.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2004	C	1096	100.0	100.0
	WHHY FM	Montgomery, AL	101.9	April 1, 2004	C0	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2004	B	N.A.	5.0	1.0
	WXFX FM	Prattville, AL	95.1	April 1, 2004	C2	476	50.0	50.0
Myrtle Beach, SC	WSYN FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50.0	50.0
	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	A	666	6.1	6.1
	WJXY FM	Conway, SC	93.9	December 1, 2011	A	420	3.7	3.7
	WXJY FM	Georgetown, SC	93.7	December 1, 2011	A	328	6.0	6.0
	WIQB AM	Conway, SC	1050	December 1, 2011	B	N.A.	5.0	0.5
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	A	476	12.0	12.0
	WYAK FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8.0	8.0
Nashville, TN	WQQK FM	Hendersonville, TN	92.1	August 1, 2004	A	462	3.0	3.0
	WNFN FM	Belle Meade, TN	106.7	August 1, 2004	A	774	1.1	1.1
	WRQQ FM	Goodlettsville, TN	97.1	August 1, 2004	C2	518	43.0	43.0
	WSM FM	Nashville, TN	95.5	August 1, 2004	C	1,279	100.0	100.0
	WWTN FM	Manchester, TN	99.7	August 1, 2004	C	1,296	100.0	100.0
Newburgh-Middletown, NY	WALL AM	Middletown, NY	1340	June 1, 2006	C	N.A.	1.0	0.0
	WRRV FM	Middletown, NY	92.7	June 1, 2006	A	269	6.0	6.0
Odessa-Midland, TX	KBAT FM	Midland, TX	93.3	August 1, 2005	C1	440	100.0	100.0
	KODM FM	Odessa, TX	97.9	August 1, 2005	C1	361	100.0	100.0
	KNFM FM	Midland, TX	92.3	August 1, 2005	C	984	100.0	100.0
	KGEE FM	Monahans, TX	99.9	August 1, 2005	C1	574	98.0	98.0
	KMND AM	Midland, TX	1510	August 1, 2005	D	N.A.	2.4	0.0
	KRIL AM	Odessa, TX	1410	August 1, 2005	B	N.A.	1.0	1.0
	KKLY FM	Pecos, TX	97.3	August 1, 2005	C1	413	100.0	100.0
Oxnard-Ventura, CA	KVEN AM	Ventura, CA	1450	December 1, 2005	C	N.A.	1.0	1.0
	KHAY FM	Ventura, CA	100.7	December 1, 2005	B	1211	39.0	39.0
	KBBY FM	Ventura, CA	95.1	December 1, 2005	B	876	12.5	12.5
Pensacola, FL	WJLQ FM	Pensacola, FL	100.7	February 1, 2012	C	1555	100.0	100.0
	WCOA AM	Pensacola, FL	1370	February 1, 2012	B	N.A.	5.0	5.0
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9
Poughkeepsie, NY	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2006	B	1540	4.4	4.4
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2006	A	626	1.6	1.6
	WRRB FM	Arlington, NY	96.9	June 1, 2006	A	1007	0.3	0.3
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2006	A	718	0.6	0.6
	WCZX FM	Hyde Park, NY	97.7	June 1, 2006	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2006	D	N.A.	5.0	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2006	C	N.A.	1.0	1.0
	WKXP FM	Kingston, NY	94.3	June 1, 2006	A	545	2.3	2.3
Quad Cities, IA	KQCS FM	Bettendorf, IA	93.5	February 1, 2005	A	896	6.0	6.0
	KBEA FM	Muscatine, IA	99.7	February 1, 2005	C1	318	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	February 1, 2005	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2005	B	N.A.	1.0	1.0
	WXLP FM	Moline, IL	96.9	December 1, 2004	B	499	50.0	50.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Rochester, MN	KROC AM	Rochester, MN	1340	April 1, 2005	C	N.A.	1.0	1.0
	KROC FM	Rochester, MN	106.9	April 1, 2005	C0	1149	100.0	100.0
	KYBA FM	Stewartville, MN	105.3	April 1, 2005	C2	492	50.0	50.0
	KFIL FM	Preston, MN	103.1	April 1, 2005	C3	529	3.5	3.5
	KFIL AM	Preston, MN	1060	April 1, 2005	D	N.A.	1.0	1.0
	KVGO FM	Spring Valley, MN	104.3	April 1, 2005	C3	512	10.0	10.0
	KOLM AM	Rochester, MN	1520	April 1, 2005	B	N.A.	10.0	0.8
	KWWK FM	Rochester, MN	96.5	April 1, 2005	C2	529	43.0	43.0
	KLCX FM	Saint Charles, MN	107.7	April 1, 2005	A	571	2.0	2.0
Rockford, IL	WROK AM	Rockford, IL	1440	December 1, 2004	B	N.A.	5.0	0.3
	WZOK FM	Rockford, IL	97.5	December 1, 2004	B	430	50.0	50.0
	WXXQ FM	Freeport, IL	98.5	December 1, 2004	B1	492	11.0	11.0
	WKGL FM	Loves Park, IL	96.7	December 1, 2004	A	551	2.2	2.2
Santa Barbara, CA	KMGQ FM	Santa Barbara, CA	97.5	December 1, 2005	B	2920	16.0	16.0
	KKSB FM	Goleta, CA	106.3	December 1, 2005	A	827	0.1	0.1
	KRUZ FM	Santa Barbara, CA	103.3	December 1, 2005	B	2916	105.0	105.0
Savannah, GA	WJCL FM	Savannah, GA	96.5	April 1, 2004	C	988	98.0	98.0
	WIXV FM	Savannah, GA	95.5	April 1, 2004	C1	856	100.0	100.0
	WTYB FM	Springfield, GA	103.9	April 1, 2004	A	328	14.0	14.0
	WBMQ AM	Savannah, GA	630	April 1, 2004	B	N.A.	5.0	5.0
	WEAS FM	Savannah, GA	93.1	April 1, 2004	C1	981	97.0	97.0
	WJLG AM	Savannah, GA	900	April 1, 2004	B	N.A.	4.4	0.2
	WZAT FM	Savannah, GA	102.1	April 1, 2004	C	1322	98.0	98.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2004	C2	463	50.0	50.0
	KRMD FM	Shreveport, LA	101.1	June 1, 2004	C	1119	98.0	98.0
	KRMD AM	Shreveport, LA	1340	June 1, 2004	C	N.A.	1.0	1.0
	KBED FM	Shreveport, LA	102.9	June 1, 2004	C2	534	42.0	42.0
	KVMA FM	Magnolia, AR	107.9	June 1, 2004	C1	351	100.0	100.0
Sioux Falls, SD	KYBB FM	Canton, SD	102.7	April 1, 2005	C2	486	50.0	50.0
	KIKN FM	Salem, SD	100.5	April 1, 2005	C1	942	100.0	100.0
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2005	C1	982	100.0	100.0
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2005	C1	840	100.0	100.0
	KSOO AM	Sioux Falls, SD	1140	April 1, 2005	B	N.A.	10.0	5.0
	KXRB AM	Sioux Falls, SD	1000	April 1, 2005	D	N.A.	10.0	0.1
Tallahassee, FL	WHBX FM	Tallahassee, FL	96.1	February 1, 2004	C2	479	37.0	37.0
	WBZE FM	Tallahassee, FL	98.9	February 1, 2004	C1	604	100.0	100.0
	WHBT AM	Tallahassee, FL	1410	February 1, 2004	B	N.A.	5.0	0.0
	WGLF FM	Tallahassee, FL	104.1	February 1, 2004	C	1394	90.0	90.0
	WWLD FM	Cairo, GA	102.3	April 1, 2004	C2	495	27.0	27.0
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2004	B	499	50.0	50.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2004	A	397	4.1	4.1
	WTOD AM	Toledo, OH	1560	October 1, 2004	D	N.A.	5.0	0.0
	WWWM FM	Sylvania, OH	105.5	October 1, 2004	A	390	4.3	4.3
	WLQR AM	Toledo, OH	1470	October 1, 2004	B	N.A.	1.0	1.0
	WXKR FM	Port Clinton, OH	94.5	October 1, 2004	B	630	30.0	30.0
	WRWK FM	Delta, OH	106.5	October 1, 2004	A	328	3.0	3.0

						Height
						Above	Power
						Average	(in Kilowatts)
				Expiration	FCC	Terrain
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Topeka, KS	KDVV FM	Topeka, KS	100.3	June 1, 2005	C	984	100.0	100.0
	KMAJ FM	Topeka, KS	107.7	June 1, 2005	C	988	100.0	100.0
	KMAJ AM	Topeka, KS	1440	June 1, 2005	B	N.A.	5.0	1.0
	KTOP AM	Topeka, KS	1490	June 1, 2005	C	N.A.	1.0	1.0
	KQTP FM	St. Marys, KS	102.9	June 1, 2005	C2	318	50.0	50.0
	KWIC FM	Topeka, KS	99.3	June 1, 2005	A	292	6.0	6.0
Waterloo-Cedar Falls, IA	KOEL FM	Cedar Falls, IA	98.5	February 1, 2005	C3	423	15.1	15.1
	KKHQ FM	Oelwein, IA	92.3	February 1, 2005	C	1968	100.0	100.0
	KOEL AM	Oelwein, IA	950	February 1, 2005	B	N.A.	5.0	0.5
	KCRR FM	Grundy Center, IA	97.7	February 1, 2005	C3	407	16.0	16.0
Westchester County, NY	WFAS AM	White Plains, NY	1230	June 1, 2006	C	N.A.	1.0	1.0
	WFAS FM	White Plains, NY	103.9	June 1, 2006	A	669	0.6	0.6
	WFAF FM	Mount Kisco, NY	106.3	June 1, 2006	A	440	1.4	1.4
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2005	C1	808	100.0	100.0
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2005	A	312	4.5	4.5
	KYYI FM	Burkburnett, TX	104.7	August 1, 2005	C	1017	100.0	100.0
	KOLI FM	Electra, TX	94.9	August 1, 2005	C2	492	50.0	50.0
Wilmington, NC	WWQQ FM	Wilmington, NC	101.3	December 1, 2011	C2	545	40.0	40.0
	WGNI FM	Wilmington, NC	102.7	December 1, 2011	C1	981	100.0	100.0
	WMNX FM	Wilmington, NC	97.3	December 1, 2011	C1	883	100.0	100.0
	WKXS FM	Leland, NC	94.1	December 1, 2011	A	148	5.0	5.0
	WAAV AM	Leland, NC	980	December 1, 2011	B	N.A.	5.0	5.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2004	C	N.A.	1.0	1.0
	WPIC AM	Sharon, PA	790	August 1, 2006	D	N.A.	1.0	0.0
	WYFM FM	Sharon, PA	102.9	August 1, 2006	B	604	33.0	33.0
	WHOT FM	Youngstown, PA	101.1	October 1, 2004	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2006	A	486	1.4	1.4
	WWIZ FM	Mercer, PA	103.9	August 1, 2006	A	299	3.0	3.0
	WQXK FM	Salem, OH	105.1	October 1, 2004	B	446	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2004	D	N.A.	1.0	0.0
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

      Four of our acquisition transactions that are pending at the FCC have been challenged by third parties. In one transaction, an application is pending before the FCC with respect to our proposed sale of an AM station in Muskegon, Michigan. The FCC staff has raised a question concerning a prior owner’s proposed retention of a related authorization for that station, and the prior owner, in turn, has raised questions about our conduct in acquiring the station. That same owner also filed objections to our acquisition of a radio station in the Melbourne, Florida market and another station in the Beaumont, Texas market after the FCC staff had approved our acquisitions of those stations. We consummated the acquisition of the Melbourne station but, for reasons unrelated to the objection at the FCC, have not yet consummated the acquisition of the Beaumont station (although we are operating that latter station under an LMA). The fourth transaction involves a petition to deny filed against our acquisition of radio stations in the Columbus-Starkville, Mississippi market. The FCC staff denied the petition and we consummated the particular transaction. That decision was subsequently affirmed by the FCC on appeal. However, the petitioner filed a reconsideration petition with the FCC and, as a result, the matter is still subject to further review by the FCC or a court.
      We cannot predict the final outcome of the foregoing matters but does not believe that any adverse decision in any one or more of the cases will have a material adverse impact on our overall operations taken as a whole.
      Ownership Matters. The Communications Act restricts us from having more than one-fourth of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take appropriate steps to monitor the citizenship of our stockholders, such as through representative samplings on a periodic basis, to provide a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.
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
      Because of these multiple and cross ownership rules, a purchaser of our voting stock who acquires an “attributable” interest in us (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other radio or television stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our attributable stockholders violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.
      The FCC generally applies its television/ radio/ newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable, interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station or newspaper. Whether that interest is attributable and thus subject to the FCC’s multiple ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.

      With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a JSA also may result in an attributable interest. See “— Local Marketing Agreements” and “— Joint Sales Agreements.”
      With respect to a partnership (or limited liability company), the interest of a general partner is attributable, as is the interest of any limited partner (or limited liability company member) who is “materially involved” in the media-related activities of the partnership (or limited liability company). The following interests generally are not attributable: (i) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (ii) limited partnership or limited liability company interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified by the FCC; and (iii) holders of less than 5% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute more than 33% of a station’s “enterprise value,” which consists of the total equity and debt capitalization, are considered attributable in certain circumstances.
      We hold a note from a radio station in the Toledo, Ohio radio market that may constitute an attributable ownership interest (because we own other radio stations in the Toledo market and the note may represent more than 33% of the debtor radio station’s enterprise value). Attribution of that radio station could exceed the ownership limits of FCC rules and, for that reason, we have been engaged in negotiations to assign the debt to another party. In the meantime, we have requested a waiver from the FCC, to the extent necessary, to allow us to retain the note until it can be assigned.
      On June 2, 2003, the FCC adopted new rules and policies (the “New Rules”) which would modify the ownership rules and policies then in effect (the “Current Rules”). Among other changes, the New Rules would (1) change the methodology to determine the boundaries of radio markets, (2) require that JSAs involving radio stations (but not television stations) be deemed to be an attributable ownership interest under certain circumstances, (3) authorize the common ownership of radio stations and daily newspapers under certain specified circumstances, and (4) eliminate the procedural policy of “flagging” assignment or transfer of control applications that raised potential anticompetitive concerns (namely, those applications that would permit the buyer to control 50% or more of the radio advertising dollars in the market, or would permit two entities (including the buyer), collectively, to control 70% or more of the radio advertising dollars in the market). Certain private parties challenged the New Rules in court, and the court issued an order which prevented the New Rules from going into effect until the court issued a decision on the challenges. On June 24, 2004, the court issued a decision which upheld some of the FCC’s New Rules (for the most part, those that relate to radio) and concluded that other New Rules (for the most part, those that relate to television and newspapers) required further explanation or modification. The court left in place, however, the order which precluded all of the New Rules from going into effect. On September 3, 2004, the court issued a further order which granted the FCC’s request to allow certain New Rules relating to radio to go into effect. The New Rules that became effective (1) changed the definition of the “radio market” for those markets that are rated by Arbitron, (2) modified the Current Rules method for defining a radio market in those markets that are not rated by Arbitron, and (3) made JSAs an attributable ownership interest under certain circumstances.
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
      Local Marketing Agreements. A number of radio stations, including certain of our stations, have entered into LMAs. In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.
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
      Joint Sales Agreements. A number of radio stations, including one of our stations, have entered into JSAs. A typical JSA authorizes one station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station whose time is being sold by another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.
      Under the FCC’s New Rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. In that situation, a radio station cannot have a JSA with another radio station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.
      New Services. In 1997, the FCC awarded two licenses to separate entities that authorize the licensees to provide satellite-delivered digital audio radio services. Both licensees have launched their respective satellite-delivered digital radio service.
      Digital technology also may be used by terrestrial radio broadcast stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit terrestrial radio stations to introduce digital operations. The FCC now will permit operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation (“iBiquity”). In March 2004, the FCC (1) approved an FM radio station’s use of two separate antennas (as opposed to a single hybrid antenna) to provide both analog and digital signals and (2) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night. In April 2004, the FCC inaugurated a rule making proceeding to establish technical, service, and licensing rules for digital broadcasting. The inauguration of digital broadcasts by FM and perhaps AM stations requires us to make additional expenditures. On December 21, 2004, we entered into an agreement with iBiquity pursuant to which we committed to roll out the IBOC systems on 240 of our stations by June, 2012. In exchange for reduced license fees and other consideration, we, along with other broadcasters, purchased perpetual licenses to utilize iBiquity’s digital technology. We are presently working with equipment manufacturers to roll out such technology within our markets in accordance with our contractual commitments. We cannot predict at this juncture, however, how successful our implementation of digital technology within our platform will be, or how that implementation will affect our competitive position.
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
      We are aware that the Department of Justice commenced, and subsequently discontinued, investigations of several proposed acquisitions by Cumulus. The Department of Justice can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending or future acquisitions are not or will not be the subject of an investigation or enforcement action by the Department of Justice or the Federal Trade Commission. Similarly, there can be no assurance that the Department of Justice, the Federal Trade Commission or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that we divest stations we already own in a particular market. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

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
Executive Officers of the Company
      The following table sets forth certain information with respect to our executive officers as of February 28, 2005:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	43	Chairman, President and Chief Executive Officer
John G. Pinch	56	Executive Vice President, Chief Operating Officer
Martin R. Gausvik	48	Executive Vice President, Chief Financial Officer and Treasurer
John W. Dickey	38	Executive Vice President
      Lewis W. Dickey, Jr. has served as our Chairman, President and Chief Executive Officer since December 2000, and as a Director since March 1998. Mr. Dickey was one of our founders and initial investors, and served as our Executive Vice Chairman from March 1998 to December 2000. Mr. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise — Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. Mr. Dickey also serves as a member of the National Association of Broadcasters Radio Board of Directors. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. Dickey is the brother of John W. Dickey.
      John G. Pinch has served as our Executive Vice President and Chief Operating Officer since December 2000. Mr. Pinch joined us effective December 1, 2000, after serving as the President of Clear Channel International Radio (“CCU International”) (NYSE:CCU). At rapidly growing CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30 year broadcast veteran and has previously served as Owner/ President of WTVK-TV Ft. Myers-Naples Florida, General Manager of WMTX-FM/ WHBO-AM Tampa Florida, General Manager/ Owner of WKLH-FM Milwaukee, and General Manager of WXJY Milwaukee.
      Martin R. Gausvik is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Gausvik joined us effective May 29, 2000 and is a 19-year veteran of the radio industry, having served as Vice President Finance for Jacor Communications from 1996 until the merger of Jacor’s 250 radio station group with Clear Channel Communications in May 1999. More recently, he was Executive Vice President and Chief Financial Officer of Latin Communications Group, the operator of 17 radio stations serving major markets in the western United States. Prior to joining Jacor, from 1984 to 1996, Mr. Gausvik held various accounting and financial positions with Taft Broadcasting, including Controller of Taft’s successor company, Citicasters.
      John W. Dickey is our Executive Vice President and directs our programming, marketing, promotion and engineering. Mr. Dickey joined us in 1998 and, prior to that, served as the Director of Programming for Midwestern Broadcasting from 1990 to 1998. Mr. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. Dickey is the brother of Lewis W. Dickey, Jr.

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
      At December 31, 2004, we owned studio facilities in 39 of our 59 markets and we owned transmitter and antenna sites in 55 of our 59 markets. We lease additional studio and office facilities in 39 markets and additional transmitter and antenna sites in 39 markets. In addition, we lease corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.
      No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in certain markets.

Item 3.	Legal Proceedings
      We from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, our management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on our overall financial condition or results of operations.

Item 4.	Submission of Matters To a Vote of Security Holders
      During the fourth quarter, October 1, 2004 through December 31, 2004, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information For Common Stock
      Shares of our Class A Common Stock, par value $.01 per share (the “Class A Common Stock”), have been quoted on the NASDAQ National Market under the symbol CMLS since the consummation of the initial public offering of our Class A Common Stock on July 1, 1998. There is no established public trading market for our Class B Common Stock or our Class C Common Stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on the NASDAQ National Market, as reported in published financial sources.

Year	High	Low

2003
First Quarter	$17.41	$12.80
Second Quarter	$19.75	$15.05
Third Quarter	$19.55	$16.01
Fourth Quarter	$22.12	$17.80
2004
First Quarter	$22.70	$19.37
Second Quarter	$22.28	$16.02
Third Quarter	$16.59	$13.37
Fourth Quarter	$16.36	$13.58
2005
First Quarter (through February 28, 2005)	$15.00	$13.63
Holders
      As of February 28, 2005, there were approximately 1,310 holders of record of our Class A Common Stock, 2 holders of record for our Class B Common Stock and 1 holder of record for our Class C Common Stock. The figure for our Class A Common Stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
      We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of our credit agreement, as amended (the “Credit Agreement”), governing our credit facility (the “Credit Facility”) that limit the amount of cash dividends that we may pay on our Class A Common Stock. We may pay cash dividends on our Class A Common Stock in the future only if we meet certain financial tests set forth in the Credit Agreement.

Securities Authorized For Issuance Under Equity Incentive Plans
      The following table sets forth, as of December 31, 2004, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			Number of Shares
	Number of Shares to		Remaining Available
	be Issued Upon	Weighted-Average	for Future Issuance
	Exercise of Outstanding	Exercise Price of	Under Equity
	Options, Warrants and	Outstanding Options,	Compensation Plans
Plan Category	Rights	Warrants and Rights	(Excluding Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	8,032,082	$14.18	2,063,406
Equity Compensation Plans Not Approved by Stockholders	1,814,723	$15.35	157,526

Total	9,846,805		2,220,932
      The only existing equity compensation plan not approved by our stockholders is the 2002 Stock Incentive Plan. Our Board adopted the 2002 Stock Incentive Plan on March 1, 2002. For a description of all equity compensation plans, please refer to Note 11 in the accompanying notes to the consolidated financial statements.
Share Repurchase Plan
      On September 28, 2004, our Board of Directors authorized the purchase, from time to time, of up to $100.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement. In October 2004 and consistent with the Board-approved repurchase plan, we repurchased 1,004,429 shares of our Class A Common Stock in the open market at an average repurchase price of $14.56 per share. As of December 31, 2004, we had authority to repurchase an additional $85.4 million of our Class A Common Stock.

			Total Number of	Maximum Dollar
			Shares Purchased as	Value of Shares
	Total Number		Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under the
Period	Purchased	Per Share	Program	Program

October 1, 2004 - October 31, 2004	1,004,429	$14.56	1,004,429	$85,360,336
November 1, 2004 - November 30, 2004	—	—	—	$85,360,336
December 1, 2004 - December 31, 2004	—	—	—	$85,360,336

Total	1,004,429		1,004,429

Item 6.	Selected Consolidated Financial Data
      The selected consolidated historical financial data presented below has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Our consolidated historical financial data are not comparable from year to year because of our acquisition and disposition of various radio stations during the periods covered. This data should be read in conjunction with our audited consolidated financial statements and the related notes thereto, as set forth in

Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended December 31,

	2004	2003	2002	2001	2000

Net revenues	$320,132	$281,971	$252,597	$202,087	$226,640
Station operating expenses excluding depreciation, amortization and LMA fees	202,441	179,536	159,766	142,357	192,065
Depreciation and amortization	21,168	19,445	16,865	50,585	44,003
LMA fees	3,002	1,591	1,368	2,815	4,825
Corporate general and administrative expenses	15,635	13,374	13,710	15,180	18,232
Restructuring and impairment charges (credits)	(108)	(334)	(971)	6,781	16,226
Non cash stock compensation expense	(375)	490	171	—	—

Operating income (loss)	78,369	67,869	61,688	(15,631)	(48,711)
Net interest expense	(19,197)	(21,983)	(29,226)	(28,716)	(26,055)
Losses on early extinguishment of debt	(2,557)	(15,243)	(9,115)	—	—
Other income (expense), net	(699)	(924)	1,957	10,300	73,280
Income tax (expense) benefit	(25,547)	(24,678)	(76,357)	3,494	(812)

Income (loss) before cumulative effect of a change in accounting principle	30,369	5,041	(51,053)	(30,553)	(2,298)
Cumulative effect of a change in accounting principle, net of tax	—	—	(41,700)	—	—

Net income (loss)	30,369	5,041	(92,753)	(30,553)	(2,298)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium	—	1,908	27,314	17,743	14,875
Net income (loss) attributable to common stockholders	$30,369	$3,133	$(120,067)	$(48,296)	$(17,173)
Basic income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.44	$0.05	$(1.44)	$(1.37)	$(0.49)
Cumulative effect of a change in accounting principle	—	—	(0.76)	—	—

Income (loss) per common share	$0.44	$0.05	$(2.20)	$(1.37)	$(0.49)
Diluted income (loss) per common share
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.43	$0.05	$(1.44)	$(1.37)	$(0.49)
Cumulative effect of a change in accounting principle	—	—	(0.76)	—	—

Income (loss) per common share	$0.43	$0.05	$(2.20)	$(1.37)	$(0.49)
OTHER FINANCIAL DATA:
Station Operating Income(1)	$117,691	$102,435	$92,831	$59,730	$34,575
Net cash provided by/(used in) operating activities	75,013	45,877	42,463	11,440	(14,565)
Net cash used in investing activities	(28,757)	(146,669)	(138,734)	(48,164)	(190,274)
Net cash provided by/(used in) by financing activities	(21,016)	47,132	151,343	31,053	(3,763)
BALANCE SHEET DATA:
Total assets	$1,616,397	$1,477,630	$1,355,514	$965,317	$966,901
Long-term debt (including current portion)	482,102	487,344	420,262	320,018	285,228
Preferred stock subject to mandatory redemption	—	—	14,168	134,489	119,708
Total stockholders’ equity	876,333	784,303	720,840	423,884	471,872

(1)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). See Item 1, “Certain Definitions” for further information on the basis for calculation of this measure and a description of the reasons for its presentation, and see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates as well as a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K.
Overview of 2004
      The advertising environment during 2004 improved as compared with the prior year. As reported by RAB, radio advertising revenue grew approximately 2% for 2004, led by local revenue growth of approximately 3% and despite only marginal national revenue growth in 2004. In the markets in which we operate, we estimate that total market revenues generated by radio increased 2-3% versus the prior year, with local revenue generating the majority of the increase. For 2004, our revenue performance outpaced the industry with pro forma revenues increasing 4.2% (see the definition of pro forma results and a reconciliation of pro forma results to our historical results that follows under “Results of Operations” in this section). We estimate that for 2004, our total market revenue share grew by 0.4% versus the prior year. For the year, we experienced solid revenue share growth in locally derived business, which represented approximately 87% of our 2004 revenue. However, our national revenue share, which declined for the year, somewhat muted our total revenue share growth. For 2004, our share of local revenue in the markets in which we operate grew 0.8% while our national revenue share declined 0.5%.
      During 2004 we continued our efforts and focus on cost control. For the year, station operating expenses, pro forma for our pending acquisitions, increased less than 1% versus the prior year. We realized savings in sales costs as sellers originally added in the second half of 2003 became fully productive in 2004, moving from the guaranteed salary pay structure during their initial training period to a commission structure. These savings in sales costs were offset by higher variable sales costs for the year associated with revenue growth. Fixed costs for 2004 increased approximately 1%.
      Corporate general and administrative expenses increased by $2.3 million for 2004 as compared with the prior year, primarily due to costs associated with our efforts to comply with the requirements mandated by the Sarbanes-Oxley Act of 2002. These costs included both an increase in employee headcount and outside audit and professional services rendered in connection with the compliance efforts.
      During 2004, we continued our efforts to take advantage of historically low lending rates. Through a series of amendments to our Credit Agreement completed during 2004, we increased our overall borrowing capacity by $150.0 million and reduced the applicable interest rate spreads on our bank debt by 25-

50 basis points. As of December 31, 2004, our average cost of debt, including the effects of our derivative positions, was 3.9%. Our management remains committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations. We believe that by maintaining a simple capital structure, we are well-positioned to continue our growth through our operating and acquisition strategies.
      We also continue to be a leading acquirer of radio stations in our target-sized markets. During 2004, we completed $93.7 million of acquisitions, adding 25 radio stations to our platform and increasing our market presence to 59 mid-sized markets. Acquisitions completed in 2004 not only increased our total market presence but, in certain markets, increased the number of stations in a market, thus strengthening our competitive position.
Our Business
      For the period from our inception through December 31, 2004, we have acquired or entered into local marketing, management and consulting agreements with radio stations throughout the United States and the Caribbean. The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements.
      As of December 31, 2004, we owned and operated 291 stations in 59 mid-sized U.S. media markets and provided sales and marketing services under local marketing, management and consulting agreements to 12 stations in 6 U.S. markets, pending FCC approval of the acquisition of these stations. We also currently own five stations and have obtained a license to commence operations on one station in the Caribbean market. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States by net revenues, based on our 2004 pro forma net revenues. We will own and operate a total of 304 radio stations in 61 U.S. markets upon FCC approval and consummation of all pending acquisitions and divestitures (exclusive of new market move-in opportunities).
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
      We have an agreement with Arbitron that gives us access to Arbitron’s ratings materials in a majority of our markets through July 2009.
      The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements resulted in immaterial operating income/(expense) during the years ended December 31, 2004, 2003 and 2002 of $0.4 million, $0.3 million and $(0.5) million, respectively. We continually seek to minimize our use of trade agreements.
      Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. During the years ended December 31, 2004, 2003 and 2002 approximately 87%, 85% and 85%, respectively, of our revenues were from local advertising. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company.
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
Results of Operations
      Analysis of Consolidated Statements of Operations. The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows:

	Year Ended December 31,			Percent Change

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net revenues	$320,132	$281,971	$252,597	13.5%	11.6%
Station operating expenses excluding depreciation, amortization and LMA fees	202,441	179,536	159,766	12.8%	12.4%
Depreciation and amortization	21,168	19,445	16,865	8.9%	15.3%
LMA fees	3,002	1,591	1,368	88.8%	16.3%
Corporate general and administrative expenses	15,635	13,374	13,710	16.9%	(2.5)%
Restructuring and impairment charges (credits)	(108)	(334)	(971)	**	**
Non cash stock compensation expense	(375)	490	171	**	186.5%

Operating income	78,369	67,869	61,688	15.5%	10.0%
Net interest expense	(19,197)	(21,983)	(29,226)	(12.7)%	(24.8)%
Losses on early extinguishment of debt	(2,557)	(15,243)	(9,115)	(83.2)%	67.2%
Other income (expense), net	(699)	(924)	1,957	(24.3)%	**

Total nonoperating expense, net	(22,453)	(38,150)	(36,384)	(41.1)%	4.9%

Income tax expense	(25,547)	(24,678)	(76,357)	3.5%	(67.7)%

Net income (loss)	30,369	5,041	(92,753)	502.4%	**
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium	—	1,908	27,314	(100.0)%	(93.0)%

Net income (loss) attributable to common stockholders	$30,369	$3,133	$(120,067)	869.3%	**

**	Calculation is not meaningful.

      Our management’s discussion and analysis of results of operations for the years ended December 31, 2004, 2003 and 2002 have been presented on a historical basis. Additionally, for net revenue, operating expenses, and Station Operating Income we have included our management’s discussion and analysis of results of operations on a pro forma basis.

Year Ended December 31, 2004 Versus the Year Ended December 31, 2003
      Net Revenues. Net revenues increased $38.2 million, or 13.5%, to $320.1 million, as compared with the prior year. This increase was primarily attributable to revenues associated with (i) station acquisitions and stations newly operated under LMAs (approximately $23.6 million of the increase) and (ii) organic revenue growth.
      In addition, on a same station basis, net revenue for the 260 stations in 53 markets operated for at least a full year increased $12.7 million or 4.9% to $275.3 million for the year ended December 31, 2004, compared to net revenues of $262.6 million for the year ended December 31, 2003. The increase in same station net revenue versus the prior year was primarily attributable to a 6.1% increase in same station local revenues partially offset by a 1.5% decrease in same station national revenues. The local revenue increase for 2004 was driven by an increased revenue share captured in the same station group markets and is reflective of the maturity of these assets.
      Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $22.9 million, or 12.8%, to $202.4 million for the year ended December 31, 2004 from $179.5 million for the year ended December 31, 2003. This increase was primarily attributable to expenses associated with station acquisitions and stations operated under LMAs. The provision for doubtful accounts was $3.7 million for the year ended December 31, 2004 as compared with $3.4 million for the year ended December 31, 2003. As a percentage of net revenues, the provision for doubtful accounts was 1% for the year ended December 31, 2004, which was consistent with the prior year.
      In addition, on a same station basis, for the 260 stations in 53 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $3.4 million, or 2.1%, to $171.0 million for the year ended December 31, 2004 compared to $167.6 million for the year ended December 31, 2003. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to increased variable sales costs associated with revenue growth.
      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $2.3 million, or 16.9%, to $15.6 million for the year ended December 31, 2004 compared to $13.4 million for the year ended December 31, 2003. This increase was primarily attributable to (i) increased professional fees and other administrative costs incurred in connection with our efforts to comply with the requirements mandated by the Sarbanes-Oxley Act of 2002 (approximately $0.8 million of increase), (ii) increased corporate employee costs (approximately $0.5 million of increase) and (iii) increased state franchise tax expense associated with our expanding platform (approximately $0.4 million of increase).
      Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 8.9%, to $21.2 million for the year ended December 31, 2004 compared to $19.4 million for the year ended December 31, 2003. This increase was primarily attributable to the acquisition of stations and related increases in depreciation expense associated with acquired assets.
      LMA Fees. LMA fees total $3.0 million and $1.6 million for the years ended December 31, 2004 and 2003, respectively. Significant components of the current year expense include $2.0 million associated with our operation of stations under an LMA agreement in Columbia, Missouri and Jefferson City, Missouri and $0.5 million of fees related to sales services provided by the Company to one station in Nashville under the terms of a JSA. LMA fees incurred in the prior year include $0.3 million associated with our operation of stations under an LMA agreement in Appleton, Wisconsin, $0.5 million associated with our operation of stations under an LMA in Nashville and $0.2 million of fees related to sales services we provided to one station in Nashville under the terms of a JSA.
      Other Expense (Income). Interest Expense, Net. Interest expense, net of interest income, decreased by $2.8 million, or 12.7%, to $19.2 million for the year ended December 31, 2004 compared to $22.0 million for the year ended December 31, 2003. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended
	December 31,
			Increase/
	2004	2003	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$17,349	$16,619	$730
10 3/8% Senior Subordinated Notes due 2008	—	3,764	(3,764)
Bank borrowings yield adjustment — interest rate swap	1,753	1,988	(235)
Change in the fair value of interest rate option agreement	(403)	(553)	150
Other interest expense	1,171	767	404
Interest income	(673)	(602)	71

Interest expense, net	$19,197	$21,983	$(2,786)

      In an effort to reduce our overall leverage and simplify our capital structure, at various times between December 2002 and July 2003, we repurchased or redeemed all of our outstanding 10 3/8% Senior Subordinated Notes due 2008 (the “Notes”). The elimination of this debt instrument reduced our interest expense by $3.8 million for the year ended December 31, 2004. This decrease in interest expense was partially offset by increased expense of $0.7 million compared to the prior year associated with additional borrowings made under our credit facilities during 2004.
      Losses on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $2.6 million for the year ended December 31, 2004 as compared with $15.2 million for the year ended December 31, 2003. Losses in the current year relate to (1) the completion of an amendment and restatement of our Credit Agreement in January 2004 and the related retirement and replacement of our then existing eight year term loan facility ($0.5 million), and (2) the completion of an amendment and restatement of our Credit Agreement in July 2004 and the related retirement and replacement of our existing term loans ($2.1 million). Losses in the prior year relate to the repurchase or redemption of $132.6 million of the Notes and the retirement of our existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003. With regard to the redemptions of the Notes, we paid $6.0 million in redemption premiums, $0.2 million in professional fees and wrote off $3.0 million of debt issuance costs. With regard to the extinguishment of our $175.0 million eight-year term loan, we paid $1.5 million in professional fees and wrote-off $1.4 million of previously capitalized debt issue costs. Losses on the early extinguishment of debt in the prior year were the result of the syndication and arrangement of a new credit facility and related retirement and write-off of debt issue costs related to the pre-existing credit facility.
      Income Tax Expense. Income tax expense totaled $25.5 million for the year ended December 31, 2004. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods.
      Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, deemed dividends, accretion of discount and premium on redemption of preferred stock decreased $1.9 million to $0.0 million for the year ended December 31, 2004 compared to $1.9 million for the year ended December 31, 2003. Preferred stock dividends and redemption premiums during the prior year are comprised of a $0.60 million redemption premium paid in connection with the repurchase of 4,900 shares of the Series A Preferred Stock in the first quarter of 2003, a $0.6 million redemption premium paid in connection with the redemption of 9,268 shares of the Series A

Preferred Stock in July 2003, plus accrued dividends through July 7, 2003 of $0.7 million. As of July 7, 2003, we had redeemed all outstanding shares of our Series A Preferred Stock.
      Station Operating Income. As a result of the factors described above, Station Operating Income increased $15.3 million, or 14.9%, to $117.7 million for the year ended December 31, 2004 compared to $102.4 million for the year ended December 31, 2003.
      The following table reconciles Station Operating Income to net cash provided by operating activities as presented in the accompanying consolidated statements of cash flows (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,

	2004	2003

Net cash provided by operating activities	$75,013	$45,877
Cash payments for LMA fees	3,002	1,591
Cash payments for Corporate general and administrative	17,432	13,041
Cash payments of station operating expenses in excess of accrual based expense	1,893	11,213
Cash payments for interest expense	20,137	28,508
Cash interest income	(673)	(602)
Other cash payments	887	2,807

Station Operating Income	$117,691	$102,435

      Intangible Assets. Intangible assets, net of amortization, were $1.4 billion and $1.3 billion as of December 31, 2004 and 2003, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the year ended December 31, 2004 is attributable to acquisitions during the year. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair values on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in our financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing our operating strategies. During 2002, 2001, and 2000, we recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. Our strategic initiative to focus on our core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Pro Forma — Year Ended December 31, 2004 Versus the Year Ended December 31, 2003
      The pro forma results for 2004 compared to 2003 presented below assume that the 303 radio stations in 61 markets that we owned or operated for any portion of 2004 were acquired effective January 1, 2003. The pro forma analysis presented below excludes the performance of non-radio subsidiary Broadcast Software International, Inc., referred to as BSI. BSI is our sole non-radio broadcasting subsidiary and engages primarily in the sale of a software product utilized solely by the radio broadcasting industry. The entity’s results were excluded primarily due to their relative immateriality and in order to provide our stockholders with standalone, comparable results of our core business: radio broadcasting. For the year ended December 31, 2004, BSI accounted for approximately 0.5% of our consolidated net revenue and approximately 0.4% of our consolidated operating income. (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended December 31,

	2004	2003

Net revenues	$322,828	$309,850
Station operating expenses excluding depreciation and amortization and LMA fees	204,704	203,280

Station Operating Income	$118,124	$106,570

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2004				Year Ended December 31, 2003

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net revenue	$320,132	$2,696	(1)	$322,828	$281,971	$27,879	(3)	$309,850
Station operating expenses excluding depreciation and amortization and LMA fees	202,441	2,263	(2)	204,704	179,536	23,744	(4)	203,280

Station Operating Income(5)	$117,691	$433		$118,124	$102,435	$4,135		$106,570

(1)	Reflects the addition of revenues from Rochester, Minnesota, Sioux Falls, South Dakota, Blacksburg, Virginia, Columbia, Missouri and Jefferson City, Missouri, all of which we commenced operation of under the terms of a local marketing agreement or acquired during 2004 ($4.5 million), offset by the elimination of revenues from Broadcast Software International ($1.8 million).

(2)	Reflects the addition of expenses from Rochester, Minnesota, Sioux Falls, South Dakota, Blacksburg, Virginia and Columbia-Jefferson City, Missouri, all of which we commenced operation of under the terms of a local marketing agreement or acquired during 2004 ($3.7 million), offset by the elimination of operating expenses from Broadcast Software International ($1.4 million).

(3)	Reflects the addition of revenues related to acquisitions completed in 2003 ($5.9 million), station acquisitions completed in 2004, including Rochester, Minnesota, Sioux Falls, South Dakota and Blacksburg, Virginia ($15.9 million) and stations operated under LMA agreements during 2004 including Columbia, Missouri and Jefferson City, Missouri ($7.9 million). The increase is offset by the elimination of revenues from BSI ($1.8 million).

(4)	Reflects the addition of expenses related to acquisitions completed in 2003 ($6.5 million), station acquisitions completed in 2004, including Rochester, Minnesota, Sioux Falls, South Dakota and Blacksburg, Virginia ($11.9 million) and stations operated under LMA agreements during 2004 including Columbia, Missouri and Jefferson City, Missouri ($6.9 million). The increase is offset by the elimination of expenses from BSI ($1.6 million).

(5)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). See Item 1, “Certain Definitions” for further information on the basis for calculation of this measure and a description of the reasons for its presentations, and see the preceding quantitative reconciliation of Station Operating Income to net cash provided by operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP.
      Pro forma net revenues for the year ended December 31, 2004 increased 4.2% to $322.8 million from $309.9 million in the prior year. Pro forma station operating expenses excluding depreciation, amortization and LMA fees for the year ended December 31, 2004 increased 0.7% to $204.7 million from $203.3 million in the prior year.

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
      In addition, on a same station basis, for the 220 stations in 46 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $3.1 million, or 2.3%, to $139.7 million for the year ended December 31, 2003 compared to $136.6 million for the year ended December 31, 2002. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to increased sales costs associated with the addition of sellers across our platform of stations in preparation for a return to growth in advertising spending. We expect both the growth and increase in costs associated with our sales force to stabilize in early 2004 as the new sellers become trained and productive.
      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.3 million, or 2.4%, to $13.4 million for the year ended December 31, 2003 compared to $13.7 million for the year ended December 31, 2002.
      Depreciation and Amortization. Depreciation and amortization increased $2.6 million, or 15.3%, to $19.4 million for the year ended December 31, 2003 compared to $16.9 million for the year ended December 31, 2002. This increase was primarily attributable to the acquisition of stations and related increases in depreciation expense associated with acquired assets.
      LMA Fees. LMA fees total $1.6 million and $1.4 million for the years ended December 31, 2003 and 2002, respectively. Significant components of the current year expense include $0.3 million associated with our operation of stations under an LMA agreement in Appleton, Wisconsin, $0.5 million associated with our operation of stations under an LMA in Nashville and $0.2 million of fees related to sales services we provided to one station in Nashville under the terms of a JSA. LMA fees incurred in the prior year relate primarily to stations in Ft. Walton Beach, Florida and Macon, Georgia which were operated under the terms of local marketing agreements during the fourth quarter of 2002 ($0.9 million) and we acquired in January 2003.
      Other Expense (Income). Interest Expense, Net. Interest expense, net of interest income, decreased by $7.2 million, or 24.8%, to $22.0 million for the year ended December 31, 2003 compared to

$29.2 million for the year ended December 31, 2002. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended
	December 31,
			Increase/
	2003	2002	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$16,619	$12,698	$3,921
Notes	3,764	16,479	(12,715)
Other interest expense	2,202	2,528	(326)
Interest income	(602)	(2,479)	(1,877)

Interest expense, net	$21,983	$29,226	$(7,243)

      In an effort to reduce our overall leverage and simplify our capital structure, starting in December 2002 and through July 2003, we repurchased or redeemed all of our outstanding Notes. The elimination of this debt instrument reduced our interest expense by $12.7 million. This decrease in interest expense was partially offset by increased expense of $3.9 million compared to the prior year associated with additional borrowings made under our credit facilities during 2003. Interest income decreased by $1.9 million compared to the prior year due to lower cash reserves and lower interest rates earned on short term investments.
      Losses on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $15.2 million for the year ended December 31, 2003 as compared with $9.1 million for the year ended December 31, 2002. Losses in the current year relate to the repurchase or redemption of $132.6 million of the Notes and the retirement of our existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003. With regard to the redemptions of the Notes, we paid $6.0 million in redemption premiums, $0.2 million in professional fees and wrote off $3.0 million of debt issuance costs. With regard to the extinguishment of our $175.0 million eight-year term loan, we paid $1.5 million in professional fees and wrote-off $1.4 million of previously capitalized debt issue costs. Losses on the early extinguishment of debt in the prior year were the result of the syndication and arrangement of a new credit facility and related retirement and write-off of debt issue costs related to the pre-existing credit facility.
      Income Tax (Expense) Benefit. Income tax expense totaled $24.7 million for the year ended December 31, 2003. Tax expense in the current year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the period. Tax expense in the prior year, which totaled $76.4 million, is comprised of a $57.9 million non cash charge recognized to establish a valuation allowance against our deferred tax assets upon the adoption of SFAS No. 142 and $18.5 million of deferred tax expense recorded to establish valuation allowances against net operating loss carry-forwards generated during the year ended December 31, 2002.
      Preferred Stock Dividends, Deemed Dividends, Accretion of Discount and Premium on Redemption of Preferred Stock. Preferred stock dividends, deemed dividends, accretion of discount and premium on redemption of preferred stock decreased $25.4 million to $1.9 million for the year ended December 31, 2003 compared to $27.3 million for the year ended December 31, 2002. Preferred stock dividends and redemption premiums during the current year are comprised of a $0.6 million redemption premium paid in connection with the repurchase of 4,900 shares of the Series A Preferred Stock in the first quarter of 2003, a $0.6 million redemption premium paid in connection with the redemption of 9,268 shares of the Series A Preferred Stock in July 2003, plus accrued dividends through July 7, 2003 of $0.7 million. As of July 7, 2003, we had redeemed all outstanding shares of our Series A Preferred Stock. Preferred stock dividends and redemption premiums during the prior year are comprised of $15.0 million of redemption premiums related to the redemption of 120,321 shares of our Series A Preferred Stock during 2002 and $12.3 million of accrued dividends during 2002.

      Station Operating Income. As a result of the factors described above, Station Operating Income increased $9.6 million, or 10.3%, to $102.4 million for the year ended December 31, 2003 compared to $92.8 million for the year ended December 31, 2002.
      The following table reconciles Station Operating Income to net cash provided by operating activities from the accompanying consolidated statements of cash flows (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended
	December 31,

	2003	2002

Net cash provided by operating activities	$45,877	$42,463
Cash payments for LMA fees	1,591	1,368
Cash payments for Corporate general and administrative	13,041	12,382
Cash payments of station operating expenses in excess of accrual based expense	11,213	15,242
Cash payments for interest expense	28,508	23,180
Cash interest income	(602)	(2,479)
Other cash payments	2,807	675

Station Operating Income	$102,435	$92,831

      Intangible Assets. Intangible assets, net of amortization, were $1.3 billion and $1.1 billion as of December 31, 2003 and 2002, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the year ended December 31, 2003 is attributable to acquisitions during the year. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair values on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in our financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing our operating strategies. During 2002, 2001, and 2000, we recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. Our strategic initiative to focus on our core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Pro Forma — Year Ended December 31, 2003 Versus the Year Ended December 31, 2002
      The pro forma results for 2003 compared to 2002 presented below assume that the 268 radio stations in 55 markets that we owned or operated for any portion of 2003 were acquired effective January 1, 2002. The pro forma analysis presented below excludes the performance of non-radio subsidiary Broadcast Software International, Inc., referred to as BSI, and the operations of two stations serving Kansas City, Missouri acquired on December 18, 2003. BSI is our sole, non-radio broadcasting subsidiary and engages primarily in the sale of a software product utilized solely by the radio broadcasting industry. The entity’s results were excluded primarily due to their relative immateriality and in order to provide our stockholders with standalone, comparable results of our core business: radio broadcasting. BSI engages in the sale of a software product utilized solely by the radio broadcast industry and accounted for approximately 0.6% of our consolidated net revenue and approximately 0.3% of our operating income from the year ended December 31, 2003. We also excluded the results of the two stations in Kansas City that we acquired on December 18, 2003 due to the short period which we operated the properties (13 days) and the insignificance of the results to the presentation. The 13-day period results of the stations accounted for less than 0.1% of consolidated net revenue and consolidated operating income for the year ended December 31,

2003. (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended December 31,

	2003	2002

Net revenues	$284,515	$283,995
Station operating expenses excluding depreciation and amortization and LMA fees	181,262	181,235

Station Operating Income	$103,253	$102,760

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2003				Year Ended December 31, 2002

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net Revenue	$281,971	$2,544	(1)	$284,515	$252,597	$31,398	(3)	$283,995
Station operating expenses excluding depreciation and amortization and LMA fees	179,536	1,726	(2)	181,262	159,766	21,469	(4)	181,235

Station Operating Income(5)	$102,435	$818		$103,253	$92,831	$9,929		$102,760

(1)	Reflects the addition of revenues related to acquisitions completed in the third quarter of 2003 ($4.5 million), offset by the elimination of revenues from BSI ($1.8 million) and from two stations serving Kansas City, MO acquired on December 18, 2003 ($0.1 million).

(2)	Reflects the addition of expenses related to acquisitions completed in the third quarter of 2003 ($3.4 million), offset by the elimination of expenses from BSI ($1.6 million) and from two stations serving Kansas City, MO acquired on December 18, 2003 ($0.1 million).

(3)	Reflects the addition of revenues related to acquisitions completed in the first quarter of 2002 ($9.5 million), station acquisitions operated under LMAs during the fourth quarter of 2002 and subsequently acquired in the first quarter of 2003 (Ft. Walton Beach and Macon) ($9.7 million) and station acquisitions operated under LMA agreements during the second quarter of 2003 and subsequently acquired in third quarter 2003 ($14.2 million). This increase is offset by the elimination of revenues from divested markets or businesses ($0.2 million) and BSI ($1.8 million).

(4)	Reflects the addition of expenses related to acquisitions completed in the first quarter of 2002 ($5.7 million), station acquisitions operated under LMAs during the fourth quarter of 2002 and subsequently acquired in the first quarter of 2003 (Ft. Walton Beach and Macon) ($6.5 million) and station acquisitions operated under LMA agreements during the second quarter of 2003 and subsequently acquired in third quarter 2003 ($11.1 million). Increase is offset by the elimination of operating expenses from divested markets or businesses ($0.2 million) and BSI ($1.6 million).

(5)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). See Item 1, “Certain Definitions” for further information on the basis for calculation of this measure and a description of the reasons for its presentation, and see the preceding quantitative reconciliation of Station Operating Income to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP.
      Pro forma net revenues for the year ended December 31, 2003 increased 0.2% to $284.5 million from $284.0 million in the prior year. Pro forma station operating expenses excluding depreciation, amortization and LMA fees for the year ended December 31, 2003 were flat versus the prior year.

Seasonality
      We expect that our operations and revenues will be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats with the retail cycle. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have an effect on the timing of our cash flows.
Liquidity and Capital Resources
      Our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our outstanding Notes and Series A Preferred Stock, repurchases of our Class A Common Stock, and interest and debt service payments. The following table summarizes our historical funding needs for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Acquisitions	$11,001	$133,558	$132,345
Capital expenditures	12,123	9,629	11,922
Notes repurchases	—	141,710	29,605
Preferred stock repurchases	—	15,417	135,319
Repurchases of common stock	14,640	—	—
Repayments of bank borrowings	91,741	248,656	159,813
Interest payments	20,137	28,508	23,180
      In the short term, our principal future need for funds will include the funding of station operating expenses, corporate general and administrative expenses, LMA fees and interest and debt service payments. In addition, in the long term, our funding needs will include our pending acquisitions ($81.6 million as of December 31, 2004) and capital expenditures associated with maintaining our station and corporate operations. We expect maintenance capital expenditures to be approximately $4.0 million for 2005.
      In December 2004, we purchased 240 perpetual licenses from iBiquity Digital Corporation (“iBiquity”), which will enable us to convert to and utilize iBiquity’s digital broadcasting technology on 240 of our stations. Under the terms of the agreement with iBiquity, we will convert certain of our stations over a seven-year period beginning in 2005. We anticipate that the average cost to convert each station will be between $75,000 and $100,000.
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

Cash Flows from Operating Activities.

	2004	2003	2002

Net cash provided by operating activities	$75,013	$45,877	$42,463

      Net cash provided by operating activities increased by approximately 63.5% for the year ended December 31, 2004. This increase was primarily attributable to a 15.5% increase in operating income and a 12.0% decrease in interest expense, both as compared with the year ended December 31, 2003.
      The year over year comparison of cash provided by operating activities was also affected by the timing of interest payments related to the Notes. We historically made our semi-annual interest payments on the Notes on June 30 and December 31 and, as a result, our interest expense on the Notes has typically matched the associated cash flows. However, during fiscal 2002 we made only one semi-annual interest payment on the Notes during the period, which inflated net cash provided by operating activities for the year as compared with prior years. The payment, which was for the interest accrued for the six month period ended June 30, 2002, totaled $8.3 million. Interest which accrued for the second half of 2002, which totaled $6.5 million, was paid on January 2, 2003.

Cash Flows from Investing Activities.

	2004	2003	2002

Net cash used in investing activities	$28,757	$146,669	$138,734

      For the year ended December 31, 2004, net cash used in investing activities decreased $117.9 million, to $28.8 million, from $146.7 million for the year ended December 31, 2003. For fiscal 2004, we funded approximately $71.3 million of our $93.7 million of acquisitions with shares of our Class A Common Stock, which contributed to an overall decrease in cash outlays related to investing activities in 2004. The decrease in cash outlays related to acquisitions was partially offset by a $2.5 million increase in capital expenditures in 2004 and $3.8 million of escrow deposits made toward pending acquisitions.

Cash Flows from Financing Activities.

	2004	2003	2002

Net cash (used in) provided by financing activities	$(21,016)	$47,132	$151,343

      Net cash used in financing activities in the current year was primarily the result of (1) the repayment of a $10.0 million note originally issued in connection with the acquisition of stations in Kansas City, Missouri in 2003 and (2) $14.6 million paid to repurchase 1,004,429 shares of our Class A Common Stock. Net cash provided by financing activities in 2003 was primarily the result of net borrowings under our credit facilities ($189.8 million), offset by cash paid to repurchase 14,168 shares of our Series A Preferred Stock ($15.4 million) and cash paid to repurchase $132.6 million in aggregate principal of the Notes ($141.7 million). Net cash provided by financing activities in 2002 was primarily the result of (1) net borrowings under our credit facilities ($127.7 million) and (2) the proceeds of our offering of shares of our Class A Common Stock on May 22, 2002 ($213.8 million). Cash provided by financing activities in 2002 was partially offset by (a) cash paid to repurchase 120,321 shares of our Series A Preferred Stock ($135.3 million), (b) cash paid to repurchase $27.4 million in aggregate principal of the Notes ($29.6 million) and (c) cash dividends paid on shares of our Series A Preferred Stock ($11.8 million).
      Historical Acquisitions. We completed the acquisition of 25 radio stations and a tract of land for a tower site during the year ended December 31, 2004. Of the $93.7 million required to fund these acquisitions, $11.0 million was paid in cash, $71.3 million was paid in the form of shares of our Class A Common Stock, $5.2 million was deferred beyond the closing of the transactions, $1.4 million represented capitalizable acquisition costs and $4.8 million had been previously funded as escrow deposits on the pending acquisitions. Of the $5.2 million of deferred purchase price, we began to pay $5.0 million of the amount in 60 monthly cash installments commencing in April 2004, consistent with the terms of the particular purchase agreement. We will pay the remaining $0.2 million of deferred purchase price upon resolution of certain post-closing issues.
      Pending Acquisitions. As of December 31, 2004, we were a party to various agreements to acquire 13 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $81.6 million, of which we may, at our option, pay up to $70.3 million of the purchase price in shares of our Class A Common Stock. We intend to fund the cash portion of the pending acquisitions with cash on hand, cash flow from operations, the drawings under our Credit Facility or future credit facilities, or sources that may be available in the future. As of December 31, 2004, $4.8 million of escrow deposits was outstanding related to pending transactions. In the event that we are unable to obtain financing necessary to consummate those remaining pending acquisitions, we could be liable for approximately $4.8 million in purchase price.
      Subsequent to December 31, 2004 and through March 4, 2005, we completed the acquisition of ten radio stations across four markets for $46.8 million in cash.
      Periodically, the FCC makes FM frequencies available for acquisition through an auction process. On November 3, 2004, the FCC held an auction for approximately 290 frequencies, located mostly in remote areas of the country, in which we actively participated. As of the close of the auction, we were the winning bidder for seven frequencies and are obligated to pay the FCC $8.6 million. As of December 31, 2004, we had funded $2.2 million toward our obligation to the FCC in the form of an escrow deposit, to be applied by the FCC to the bid price upon grant of the final authorization for the frequencies. These seven authorizations will enable us to add a station to seven of our existing markets once constructed.
      We expect to consummate our remaining pending acquisitions during 2005, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time we complete acquisitions following the initial grant of an assignment application by the FCC staff, but before such grant becomes a final order, and a petition to review such a grant may be filed in the interim. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in a requirement that we divest the assets we have acquired. Our ability to make future acquisitions in addition to the pending acquisitions is dependent on our ability to obtain additional equity and/or debt financing. There can be no assurance that we will be able to obtain such financing.
      Sources of Liquidity. We have historically financed our acquisitions primarily through the proceeds from debt and equity financings, the proceeds from asset divestitures and using cash generated from operations. We financed the cash components of our 2004 acquisitions primarily with cash generated from operations.
      On January 29, 2004 we completed an amendment and restatement of our existing Credit Agreement governing our then-existing $550 million Credit Facility, which reduced the margin applicable to both Alternative Base Rate and Adjusted LIBO Rate borrowings under our $325.0 million eight-year term loan facility. The January 29, 2004 amendment and restatement did not change any other material terms or restrictive covenants under the credit agreement. In connection with the amendment and restatement, we incurred $0.5 million of professional fees, which have been included in losses on early extinguishment of debt on the consolidated statements of operations.
      On July 15, 2004 we completed another amendment and restatement of our existing Credit Agreement. Under the terms of this amendment and restatement, $100.0 million of principal outstanding under the eight-year term loan facility was retired and simultaneously redrawn under the seven-year term loan facility. In the aggregate there were no changes in amounts outstanding under the Credit Facility as a result of the amendment and restatement. The amendment and restatement also reduced by 0.5% the margin applicable to both Alternate Base Rate and Adjusted LIBO Rate borrowings under both the seven-year and eight-year term loan facilities. In addition, certain financial restrictive covenants were amended as a part of the amendment and restatement, which generally give us greater flexibility during fiscal years

2004 and 2005. The terms of the seven-year revolving commitment were not amended. In connection with the amendment and restatement of the Credit Agreement, we recorded a loss on early extinguishments of debt of $2.1 million, which was comprised of a $1.5 million write-off of previously capitalized debt issuance costs and $0.6 million of legal and professional fees.
      On November 18, 2004, we again completed an amendment and restatement of our existing Credit Agreement, which, among other things, provided for (a) an increase in the existing revolving credit facility of $75.0 million to an aggregate principal amount of $181.9 million and (b) a new eight year term loan facility in the aggregate principal amount of $75.0 million. The amendment and restatement also provided for an increase in the amount of cash proceeds that may be used to purchase shares of our Class A Common Stock from $15.0 million to $100.0 million and new parameters for our required Total Leverage Ratio and Senior Leverage Ratio (each as defined by the Credit Agreement).
      The Credit Facility consists of a seven-year revolving commitment of $181.9 million, a seven-year term loan facility of $202.7 million, an eight-year term loan facility of $220.9 million and an eight year term loan facility of $75.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 17.5% of the initial aggregate principal amount ($181.9 million) in fiscal year 2006, 33.0% in fiscal year 2007, 37.0% in fiscal 2008 and 12.5% in fiscal year 2009. During 2004, we made scheduled principal payments of $20.8 million on the seven-year term loan facility and $2.9 million on the eight-year term loan facilities. In connection with various acquisitions completed in 2004, we drew down a total of $21.5 million under our seven-year revolving loan commitment and subsequently repaid $20.5 of those borrowings during the year. Outstanding revolving loan borrowings of $47.5 million as of November 18, 2004 were repaid with the proceeds of the $75.0 million eight year term loan borrowing funded on that date. As of December 31, 2004, $187.5 million was outstanding under the seven-year term loan facility and $294.6 million was outstanding under the eight-year term loan facilities.
      Our obligations under the Credit Facility are secured by a pledge of substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by our subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of our direct and indirect domestic subsidiaries (except the capital stock of BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI, and are required to be guaranteed by any additional subsidiaries we acquire.
      Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at our option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 5.25% as of December 31, 2004) plus a margin ranging between 0.25% to 0.75%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 2.44% as of December 31, 2004) plus a margin ranging between 1.25% to 1.75% (in each case dependent upon our leverage ratio). At December 31, 2004 our effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the Credit Facility was 4.15%.
      In March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at December 31, 2004, our effective interest rate on loan amounts outstanding under the Credit Facility is 3.88%.
      A commitment fee calculated at a rate ranging from 0.50% to 0.75% per annum (depending upon our utilization rate) of the average daily amount available under the revolving lines of credit is payable quarterly in arrears, and fees in respect of letters of credit issued under the Credit Agreement equal to the interest rate margin then applicable to Eurodollar Rate loans under the seven-year revolving credit facility are payable quarterly in arrears. In addition, a fronting fee of 0.25% is payable quarterly to the issuing bank.
      The seven-year term loan borrowings are repayable in quarterly installments. The remaining scheduled annual amortization is $38.0 million for fiscal 2005, $40.5 million for each of fiscal 2006, 2007 and 2008 and $27.9 million for fiscal 2009. The eight-year term loans are also repayable in quarterly installments. The scheduled annual amortization is $3.0 million in each of fiscal years 2005, 2006, 2007, 2008, $209.4 million in fiscal 2009 and $73.4 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.
      Under the terms of the Credit Agreement, we are subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the Credit Agreement. At December 31, 2004, we were in compliance with such financial and operating covenants.
      The terms of the Credit Agreement contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the Credit Agreement and related documents, cross default under other agreements or conditions relating to indebtedness of the Company or our restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the Credit Agreement, the majority of the lenders are able to declare all amounts under our Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively, upon an event of default.
      We issued $160.0 million in aggregate principal amount of our Notes in 1998. During the fourth quarter of 2002 and the first quarter of 2003, we completed the repurchase of $57.5 million in aggregate principal of the Notes. Related to the $30.1 million in aggregate principal of the Notes purchased during the first quarter of 2003, we paid a premium of $2.4 million. In April 2003, we completed a tender offer and consent solicitation relating to our outstanding Notes. In the tender offer, we repurchased and canceled $88.8 million in principal amount of the Notes, leaving $13.7 million of the Notes outstanding. We paid $6.0 million in redemption premiums related to the Notes tendered. Pursuant to the consent solicitation, substantially all of the restrictive covenants in the indenture governing the Notes were eliminated. As permitted by the terms of indenture governing the Notes, we called for and completed the redemption of all of the outstanding Notes on July 3, 2003. The Notes were redeemed at a redemption price of 105.188% of the principal amount ($0.7 million in redemption premium), plus accrued interest through July 2, 2003.
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
      During the third and fourth quarter of 2002 and the first quarter of 2003, we negotiated and completed the repurchase of 125,221 shares of our Series A Preferred Stock for $140.8 million in cash. A redemption premium of $0.6 million associated with the repurchases of 4,900 shares during the three months ended March 31, 2003 has been included as a component of preferred stock dividends and redemption premiums in the accompanying Consolidated Statements of Operations. On July 7, 2003 we completed the redemption of all outstanding shares of our Series A Preferred Stock. The 9,268 shares outstanding were redeemed at a redemption price of 106.875% ($0.6 million in redemption premiums) plus accrued dividends through July 6, 2003, all in accordance with the terms and conditions of the stock designations governing the Series A Preferred Stock.
Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management, in consultation with the Audit Committee of our Board, evaluates these estimates, including those related to bad debts, intangible assets, income taxes, restructuring and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
      We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast.
      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and trends. We review our allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectibility. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Although our management believes that the allowance for doubtful accounts is our best estimate of the amount of probable credit losses, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
      We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill assets acquired through the acquisition of radio stations. Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and other Intangible Assets, which requires that goodwill and certain intangible assets will not be amortized. Instead, these assets will be reviewed at least annually for impairment and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. In assessing the recoverability of our indefinite lived intangible assets, we must conduct annual impairment testing required by SFAS No. 142, which could result in the requirement that we write down the carrying value of our broadcasting licenses and goodwill in future periods. For 2004 and 2003, we completed the intangible assets with indefinite lives impairment test for broadcast licenses and determined that their fair value exceeded their carrying amount and, as such, did not record an impairment charge. As a result of our transitional intangible assets with indefinite lives test completed in connection with the adoption of the statement in 2002, we recorded to the statement of operations, a $57.9 million impairment charge, net of deferred tax benefit of $41.7 million, under the cumulative effect of a change in accounting principle. For 2004 and 2003, we also completed the impairment test of goodwill and determined that the carrying amount for each of our reporting units did not exceed the fair value and, as such, did not record a goodwill impairment charge. No goodwill impairment charge was recorded for 2002 in connection with adopting the statement. As of December 31, 2004, we had recorded $1.4 billion in intangible assets and goodwill, which represented approximately 87% of our total assets.
      The fair value of our broadcast licenses and reporting units, for purposes of our annual impairment tests, was derived primarily by using a discounted cash flows approach. The fair values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair value of goodwill are based on currently available data and our management’s best estimates and, accordingly, a change in market conditions or other factors could have a significant effect on the estimated value. A significant decrease in the fair value of broadcast licenses or goodwill in a market could result in future impairment charges.
      In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. As a result, we determined it was necessary to establish a valuation allowance against our deferred tax assets and recorded a $57.9 million non cash charge to income tax expense for the three months ended March 31, 2002. We have also recorded additional deferred tax expense of $25.5 million, $23.1 million and $18.5 million to establish a valuation allowance against net operating loss carry-forwards generated during the year ended December 31, 2004, 2003 and 2002, respectively, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.
Summary Disclosures About Contractual Obligations and Commercial Commitments
      The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2004 (dollars in thousands):
Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)(2)	$482,102	$40,957	$86,982	$280,731	$73,432
Acquisition obligations(3)	78,950	78,950	—	—	—
FCC auctions(4)	6,390	6,390	—	—	—
Operating leases	39,177	7,361	11,601	7,338	12,877
Digital radio capital obligations(5)	24,000	1,000	5,000	6,500	11,500
Other operating contracts(6)	37,325	8,631	18,503	10,191	—

Total Contractual Cash Obligations	$667,944	$143,289	$122,086	$304,760	$97,809

(1)	Maturities of our outstanding debt are reflective of the amended annual amortization schedule which became effective, together with other amendments to our Credit Agreement, as of November 18, 2004. Under our Credit Agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at December 31, 2004, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $76.2 million of interest on borrowings through March 2010 ($19.1 million due in less than 1 year, $32.9 million due in years 2 and 3, $23.4 million due in years 4 and 5 and $0.7 million due after 5 years).

(3)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations. Amounts include $70.3 million of purchase price which, at our option, may be funded in cash or shares of our Class A Common Stock.

(4)	Amount is reflective of the unfunded obligation relative to seven FM frequencies we won in an auction sponsored the FCC.

(5)	Amount represents the estimated capital requirements to convert 240 of our stations to a digital broadcasting format.

(6)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms. In addition, amounts include $4.3 million of station acquisition purchase price which was deferred beyond the closing of the transaction and which is being paid monthly over a 5 year period.
Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years

Letter of Credit(1)	$3,368	$3,368	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.
Off-Balance Sheet Arrangements
      We did not have any off-balance sheet arrangements as of December 31, 2004.
Accounting Pronouncements
      In September 2004, the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of SFAS No. 141, Business Combinations. Instead, a direct value method should be used to determine the fair value of all intangible assets required under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and instead, should comply with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of the guidance did not have a material effect on our position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. We will be required to implement SFAS 123R for the interim reporting period beginning July 1, 2005. We have not yet completed our analysis of the impact of adopting SFAS 123R and are therefore currently unable to quantify the future effect on our financial statements. However, the adoption of this new statement will have a significant impact on our results of operations, as we will be required to expense the fair value of all share-based payments.
Intangibles
      As of December 31, 2004, approximately 87% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.

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
      The Telecom Act allows for the consolidation of ownership of radio broadcasting stations in the markets in which we operate or may operate in the future. Some competing consolidated owners may be larger and have substantially more financial and other resources than we do. In addition, increased consolidation in our target markets may result in greater competition for acquisition properties and a corresponding increase in purchase prices we pay for these properties.

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
      Our acquisition strategy involves numerous other risks, including risks associated with:

•	identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

•	integrating operations and systems and managing a large and geographically diverse group of stations;

•	diverting our management’s attention from other business concerns;

•	potentially losing key employees at acquired stations; and

•	the diminishing number of properties available for sale in mid-size markets.
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
      As required by the transition provisions of SFAS No. 142, we compared the estimated fair values of our FCC broadcast licenses to the book values by market and, as a result of the comparison, took a charge in the first quarter of 2002 of $41.7 million, net of taxes. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. We were required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. Based on the results of our first step test, we were not required to perform the second step test on any of our reporting units.
      We completed our annual impairment evaluations of existing broadcast licenses during the fourth quarter of 2003 and 2004. The fair values of all broadcast licenses exceeded their carrying values and, as a result, no impairment existed in 2003 or 2004. We also completed our annual impairment evaluations of goodwill during the fourth quarter of 2003 and 2004. The fair values of all reporting units exceeded their carrying values and, as a result, no impairment existed in 2003 or 2004. However, there can be no assurance that there will not be adjustments for impairment of either broadcast licenses or goodwill in future periods.
      In connection with the elimination of amortization of the cost of our broadcast licenses for financial reporting purposes upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. As a result, we determined it was necessary to establish a valuation allowance against our deferred tax assets and we recorded a $57.9 million non-cash charge to income tax expense during the first quarter of 2002. In addition to this charge, we established a valuation allowance of $7.3 million against deferred tax assets created when certain broadcast licenses were written down as a result of the transitional impairment test for broadcast licenses upon the adoption of SFAS No. 142. We have also recorded additional deferred tax expense of $25.5 million, $23.1 million and $8.4 million to establish a valuation allowance against net operating loss carry-forwards generated during the years ended December 31, 2004, 2003 and 2002, respectively, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Our management has determined that it is more likely than not that we will realize the benefit of our deferred tax assets, net of the existing valuation allowances, at December 31, 2004.

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
      As of December 31, 2004, our long-term debt, including the current portion, was $482.1 million, representing approximately 55% of our stockholders’ equity. Our credit facilities have interest and principal repayment and redemption obligations that are substantial in amount and would have a substantial impact on our stockholders.
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
      As of February 18, 2005, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, John W. Dickey, our Executive Vice President, together with DBBC, L.L.C., one of our stockholders that is principally controlled by Messrs. L. Dickey, J. Dickey and other members of their family, collectively own 5,810,212 shares, or approximately 9.4%, of our outstanding Class A Common Stock, and 2,145,561 shares, or 100.0%, of our outstanding Class C Common Stock, which collectively represent approximately 32.8% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management. The interests of these stockholders may differ from the interests of our other stockholders.
      As of February 18, 2005, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, BancAmerica Capital Investors SBIC I, L.P., referred to as BACI, together own 840,250 shares, or 1.4%, of our Class A Common Stock and 11,630,759 shares, or 100.0%, of our nonvoting Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds options exercisable within 60 days of February 18, 2005 to purchase 105,000 shares of our Class A Common Stock and Robert H. Sheridan, III, one of our directors and a senior vice president and managing director with an economic interest in the general partners of both BA Capital and BACI, holds options exercisable within 60 days of February 18, 2005 to purchase 64,999 shares of our Class A Common Stock. Assuming that those options were exercised for shares of our Class A Common Stock, and giving effect to the conversion into shares of our Class A Common Stock of all shares of our Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 17.9% of the total voting power of our common stock. BA Capital and BACI are both affiliates of Bank of America Corporation. BA Capital has the right to designate one member of our board and Mr. Sheridan currently serves on our board as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.
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
      Important facts that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control, include:

•	the impact of general economic conditions in the United States or in specific markets in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our capital expenditure requirements;

•	legislative or regulatory requirements;

•	risks and uncertainties relating to our leverage;

•	interest rates;

•	our continued ability to identify suitable acquisition targets;

•	consummation and integration of pending or future acquisitions;

•	access to capital markets; and

•	fluctuations in exchange rates and currency values.
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
Interest Rate Risk
      At December 31, 2004, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2004 average interest rate under these borrowings, it is estimated that our 2004 interest expense and net income would have changed by $4.8 million. As part of our efforts to mitigate interest rate risk, in March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $182.1 million of borrowings outstanding at December 31, 2004 which are not subject to the interest rate swap and assuming a one percentage point change in the 2004 average interest rate under these borrowings, it is estimated that our 2004 interest expense and net income would have changed by $1.8 million.
      In the event of an adverse change in interest rates, our management would likely take actions, in addition to the interest rate swap agreement discussed above, to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Foreign Currency Risk
      As a result of the 1997 acquisition of Caribbean Communications Company Ltd., (“CCC”), we have operations in five countries throughout the English-speaking Caribbean. All foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.

      We maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations generated net income of approximately $0.2 million for the year ended December 31, 2004.
      It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 2004 by an amount less than $0.1 million.

Item 8.	Financial Statements and Supplementary Data
      The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures.
      We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.
Internal Control over Financial Reporting

Management’s report on internal control over financial reporting.
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting for us. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that control systems may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

      Our management, including our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on our management’s assessment of our internal control over financial reporting as of December 31, 2004, and this attestation report follows immediately below.
/s/  Martin R. Gausvik, Executive Vice President, Treasurer and Chief Financial Officer
/s/  Lewis W. Dickey, Jr., Chairman, President, Chief Executive Officer and Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cumulus Media Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cumulus Media Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cumulus Media Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Cumulus Media Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cumulus Media Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cumulus Media Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 29, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
March 29, 2005

Changes in internal control over financial reporting.
      There have been no changes in our internal control over financial reporting identified in connection with our management’s evaluation of our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Members of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding our executive officers is contained in Part I of this report.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters
      The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding securities authorized for issuance under our executive compensation plans is contained in Part II of this report.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the information set forth under the caption “Auditor Fees and Services” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.
PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
      (a) 1. Index to Consolidated Financial Statements
      2. Report of Independent Registered Public Accounting Firm
      3. Financial Statements and Financial Statement Schedule
      The Financial Statements and Financial Statement Schedule listed in the index to the Consolidated Financial Statements of Cumulus Media Inc. that appear on page F-1 of this Report on Form 10-K are filed as a part of this report.
      4. Exhibits
      The exhibits to this Report on Form 10-K are listed under item 15(c) below.
      (b) Reports on Form 8-K:
      The Company filed the following current reports on Form 8-K during the fourth quarter of fiscal year 2004:

•	October 19, 2004 (Items 1.01 and 9.01); and

•	November 24, 2004 (Item 1.01).
      (c) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., (incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed on August 2, 2002).
3.2*	Amended and Restated Bylaws of Cumulus Media Inc., as amended.
4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed on August 2, 2002).
4.2	Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the shareholders named therein (incorporated herein by reference to Exhibit 4.2 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.1	Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of the Company’s registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849)).

10.2	Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849)).
10.3	Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.4	Cumulus Media Inc. 1999 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-8, filed on June 7, 2001(Commission File No. 333-62542)).
10.5	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538)).
10.6	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8, filed on April 15, 2003 (Commission File No. 333-104542)).
10.7	Cumulus Media 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8, filed on August 9, 2004 (Commission File No. 333-118047)).
10.8	Second Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on October 19, 2004).
10.9	Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.10	Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.11	Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.12	Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.13	Promissory Note, dated as of February 2, 2000, made by Lewis W. Dickey, Jr., in favor of Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.21 of the Company’s annual report on Form 10-K for the year ended December 31, 2001).
10.14	Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2001).
10.15	Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 of the Company’s current report on Form 8-K, filed on February 7, 2002).
10.16	Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of the Company’s annual report on Form 10-K for the year ended December 31, 2002).

10.17	*	Amendment and Restatement Agreement, dated as of November 18, 2004 among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, including the Credit Agreement, dated as of March 28, 2003, as amended and restated as of November 18, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.
21.1*		Subsidiaries of the Company.
23.1*		Consent of KPMG LLP.
31.1*		Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*		Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2005.

Cumulus Media Inc.

By	/s/ Martin R. Gausvik

Martin R. Gausvik
Executive Vice President, Treasurer
and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 29, 2005

/s/ Martin R. Gausvik Martin R. Gausvik	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

/s/ Ralph B. Everett Ralph B. Everett	Director	March 29, 2005

/s/ Holcombe T. Green, Jr. Holcombe T. Green, Jr.	Director	March 29, 2005

/s/ Eric P. Robison Eric P. Robison	Director	March 29, 2005

/s/ Robert H. Sheridan, III Robert H. Sheridan, III	Director	March 29, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cumulus Media Inc.:
      We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cumulus Media Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
March 29, 2005

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Dollars in thousands, except for share and per share data)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$31,960	$6,720
Accounts receivable, less allowance for doubtful accounts of $2,650 and $2,488 respectively	54,834	51,215
Prepaid expenses and other current assets	8,366	14,706
Deferred tax assets	416	747

Total current assets	95,576	73,388
Property and equipment, net	93,206	91,149
Intangible assets, net	1,132,736	1,054,201
Goodwill	276,060	245,508
Other assets	18,819	13,384

Total assets	$1,616,397	$1,477,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,078	$21,500
Current portion of long-term debt	40,957	27,313
Other current liabilities	—	33

Total current liabilities	60,035	48,846
Long-term debt	441,145	460,031
Other liabilities	4,642	1,112
Deferred income taxes	234,242	183,338

Total liabilities	740,064	693,327

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 57,677,996 and 53,816,502 shares issued; 56,673,567 and 53,816,502 shares outstanding respectively	577	538
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury stock, at cost, 1,004,429 shares at December 31, 2004	(14,640)	—
Accumulated other comprehensive income	2,867	401
Additional paid-in-capital	1,011,075	937,279
Accumulated deficit	(118,676)	(149,045)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	876,333	784,303

Total liabilities and stockholders’ equity	$1,616,397	$1,477,630

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except for share and per share data)

	2004	2003	2002

Net revenues	$320,132	$281,971	$252,597
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $3,694, $3,441 and $2,596 respectively)	202,441	179,536	159,766
Depreciation and amortization	21,168	19,445	16,865
LMA fees	3,002	1,591	1,368
Corporate general and administrative (excluding non cash stock compensation expense of $(375), $490 and $171, respectively)	15,635	13,374	13,710
Restructuring and impairment charges (credits)	(108)	(334)	(971)
Non cash stock compensation expense	(375)	490	171

Total operating expenses	241,763	214,102	190,909
Operating income	78,369	67,869	61,688

Nonoperating income (expense):
Interest expense	(19,870)	(22,585)	(31,705)
Interest income	673	602	2,479
Losses on early extinguishment of debt	(2,557)	(15,243)	(9,115)
Other income (expense), net	(699)	(924)	1,957

Total nonoperating expense, net	(22,453)	(38,150)	(36,384)

Income before income taxes	55,916	29,719	25,304
Income tax expense	(25,547)	(24,678)	(76,357)

Income (loss) before the cumulative effect of a change in accounting principle	30,369	5,041	(51,053)
Cumulative effect of a change in accounting principle, net of tax	—	—	(41,700)

Net income (loss)	30,369	5,041	(92,753)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	—	1,908	27,314

Net income (loss) attributable to common stockholders	$30,369	$3,133	$(120,067)

Basic income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.44	$0.05	$(1.44)
Cumulative effect of a change in accounting principle	—	—	(0.76)

Income (loss) per common share	$0.44	$0.05	$(2.20)

Diluted income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.43	$0.05	$(1.44)
Cumulative effect of a change in accounting principle	—	—	(0.76)

Income (loss) per common share	$0.43	$0.05	$(2.20)

Weighted average basic common shares outstanding	68,789,035	64,305,693	54,466,801

Weighted average diluted common shares outstanding	71,308,102	66,950,422	54,466,801

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except for share data)

	Class A Common Stock		Class B Common Stock		Class C Common Stock				Accumulated			Issued Class A
									Other	Additional		Common		Total
	Number of		Number of		Number of	Par	Treasury		Comprehensive	Paid-In	Accumulated	Stock Held in	Loans to	Stockholders’
	Shares	Par Value	Shares	Par Value	Shares	Value	Stock		Income	Capital	Deficit	Escrow	Officers	Equity

Balance at January 1, 2002	28,505,887	$285	5,914,343	$59	1,529,277	$15		$—	$—	$504,259	$(61,333)	$(9,417)	$(9,984)	$423,884

Net loss	—	—	—	—	—	—		—	—	—	(92,753)	—	—	(92,753)

Issuance of common stock	833,249	8	—	—	—	—		—	—	4,750	—	—	—	4,758

Proceeds from secondary offering	10,549,448	105	—	—	—	—		—	—	208,246	—	—	—	208,351

Proceeds from warrant exercises	369,630	4	—	—	—	—		—	—	4,287	—	—	—	4,291

Non cash stock compensation expense	—	—	—	—	—	—		—	—	171	—	—	—	171

Preferred stock dividends	—	—	—	—	—	—		—	—	(27,314)	—	—	—	(27,314)

Common stock offering costs	—	—	—	—	—	—		—	—	(9,642)	—	—	—	(9,642)

Share exchange	2,498,134	25	(1,613,728)	(16)	(884,406)	(9)			—	—	—	—	—	—

Issuance of common stock/ warrants in acquisitions	6,856,843	69	8,944,339	89	—	—		—	—	208,936	—	—	—	209,094

Return of previously issued common stock held in escrow to the Company	(770,000)	(8)	—	—	—	—		—	—	(9,409)	—	9,417	—	—

Balance at December 31, 2002	48,843,191	$488	13,244,954	$132	644,871	$6	$		$—	$884,284	$(154,086)	$—	$(9,984)	$720,840

Net income	—	—	—	—	—	—		—	—	—	5,041	—	—	5,041

Other comprehensive income:

Change in fair value of derivative instrument		—		—	—	—		—	401	—	—	—	—	401

Total comprehensive income		—		—	—	—		—	401	—	5,041	—	—	5,442

Issuance of common stock	538,460	6	—	—	—	—		—	—	7,230	—	—	—	7,236

Proceeds from warrant exercises	16,814	—	706,424	7	—	—		—	—	8,672	—	—	—	8,679

Non cash stock compensation expense	—	—	—	—	—	—		—	—	490	—	—	—	490

Preferred stock dividends and redemption premiums	—	—	—	—	—	—		—	—	(1,908)	—	—	—	(1,908)

Share exchange	2,320,619	23	(2,320,619)	(23)	—	—		—	—	—	—	—	—	—

Issuance of common stock in acquisitions	2,097,418	21	—	—	—	—		—	—	38,511	—	—	—	38,532

Collection on loan to officer	—	—	—	—	—	—		—	—	—	—	—	4,992	4,992

Balance at December 31, 2003	53,816,502	$538	11,630,759	$116	644,871	$6	$		$401	$937,279	$(149,045)	$—	$(4,992)	$784,303

Net income	—	—	—	—	—	—		—	—	—	30,369	—	—	30,369

Other comprehensive income:

Change in fair value of derivative instrument	—	—	—	—	—	—		—	2,466	—	—	—	—	2,466

Total comprehensive income	—	—	—	—	—	—		—	2,466	—	30,369	—	—	32,835

Issuance of common stock	292,359	3	—	—	—	—		—	—	2,863	—	—	—	2,866

Non cash stock compensation expense	—	—	—	—	—	—		—	—	(375)	—	—	—	(375)

Treasury stock buybacks	—	—	—	—	—	—		(14,640)	—		—	—	—	(14,640)

Issuance of common stock in acquisitions	3,569,135	36	—	—	—	—		—	—	71,308	—	—	—	71,344

Balance at December 31, 2004	57,677,996	$577	11,630,759	$116	644,871	$6		$(14,640)	$2,867	$1,011,075	$(118,676)	$—	$(4,992)	$876,333

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$30,369	$5,041	$(92,753)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	41,700
Write-off of debt issuance costs	2,557	4,383	6,928
Redemption premiums for repurchase of 10 3/8% Senior Subordinated Notes	—	9,128	2,187
Depreciation	20,327	18,512	15,947
Amortization of goodwill and intangible assets	841	933	918
Amortization of debt issuance costs	215	402	1,408
Provision for doubtful accounts	3,694	3,441	2,596
Change in the fair value of derivative instruments	(403)	(553)	—
Loss (gain) on sale of assets or stations	—	118	(5,400)
Stock issuance portion of litigation settlement	—	—	1,325
Deferred income taxes	25,547	24,678	76,357
Non cash stock compensation	(375)	490	171
Adjustment of restructuring charges	(108)	(334)	(971)
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Restricted cash	—	13,000	—
Accounts receivable	(5,102)	(7,006)	(9,125)
Prepaid expenses and other current assets	1,536	(3,675)	(2,612)
Accounts payable and accrued expenses	(1,236)	(18,109)	4,405
Other assets	(273)	(2,472)	847
Other liabilities	(2,576)	(2,100)	(1,465)

Net cash provided by operating activities	75,013	45,877	42,463

Cash flows from investing activities:
Acquisitions	(11,001)	(133,558)	(132,345)
Dispositions	—	715	8,774
Purchase of intangible assets	(1,200)	—	—
Escrow deposits on pending acquisitions	(3,820)	(61)	633
Capital expenditures	(12,123)	(9,629)	(11,922)
Other	(613)	(4,136)	(3,874)

Net cash used in investing activities	(28,757)	(146,669)	(138,734)

Cash flows from financing activities:
Proceeds from bank credit facility	96,499	438,500	287,500
Repayments of borrowings from bank credit facility	(91,741)	(248,656)	(159,813)
Payments for repurchase of 10 3/8% Senior Subordinated Notes, including redemption premiums	—	(141,710)	(29,605)
Payments for debt issuance costs	(2,301)	—	(3,743)
Payments on promissory notes	(10,000)	(180)	(25)
Payment of dividend on Series A Preferred Stock	—	(1,146)	(11,806)
Payments for repurchases of common stock	(14,640)	—	—
Payments for redemption of preferred stock	—	(15,417)	(135,319)
Proceeds from collection of officer loan	—	4,992	—
Proceeds from issuance of common stock	1,167	10,749	213,796
Payments for preferred and common stock offering costs	—	—	(9,642)

Net cash (used in) provided by financing activities	(21,016)	47,132	151,343

Increase (decrease) in cash and cash equivalents	25,240	(53,660)	55,072
Cash and cash equivalents at beginning of year	6,720	60,380	5,308

Cash and cash equivalents at end of year	$31,960	$6,720	$60,380

Supplemental disclosures of cash flow information:
Interest paid	$20,137	$28,508	$23,180
Income taxes paid	—	—	—

Non cash operating, investing and financing activities:
Trade revenue	$18,750	$18,613	$15,978
Trade expense	18,317	18,296	16,518
Assets acquired through notes payable	5,000	10,000	87
Liabilities assumed through acquisitions	1,800	135	10,242
Preferred stock dividends paid in kind, deemed dividends and accretion of discount	—	—	4,469
Issuance of common stock and warrants in exchange for acquired businesses	71,344	38,532	209,094
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

Asset Retirement Obligations
      The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations in 2003. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. The Company determined that certain obligations under lease agreements for studio, transmitter sites and tower sites meet the scope requirements of SFAS No. 143 and, accordingly, determined the fair value of our obligation in accordance with the statement. The resulting obligation fair value was estimated to be insignificant and, as a result, an asset retirement obligation was not recorded by the Company.

Goodwill and Intangible Assets
      The Company’s intangible assets are comprised of broadcast licenses, goodwill and certain other intangible assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which includes the Company’s broadcast licenses, are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.
      In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s historical track record of renewing broadcast licenses, the very low cost to the Company of renewing the applications (approximately $150 per license), the relative stability and predictability of the radio industry, the consistent historical revenue growth of the radio industry despite competitive factors and the relatively low level of capital investment required to maintain the physical plant of a radio station.

Debt Issuance Costs
      The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2004, 2003 and 2002 the Company recognized amortization expense of debt issuance costs of $0.2 million, $0.4 million and $1.4 million, respectively.

Extinguishment of Debt
      The Company’s losses on extinguishment of debt have been reflected as a component of income (loss) from continuing operations, consistent with the provisions of issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Losses recognized during 2004, 2003 and 2002 relate to the redemption of the Company’s 10 3/8% Senior Subordinated Notes due 2008 and the retirement of certain term loan borrowings under the Company’s credit facilities.

Derivative Financial Instruments
      The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.

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

Variable Interest Entities
      The Company accounts for entities qualifying as variable interest entities (“VIEs”) in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46R”). FIN 46R addresses the consolidation by business enterprises of variable interest entities (“VIEs”) as defined in the Interpretation.
      The Company has determined that several entities with which it has existing contractual relationships under local marketing agreements (“LMA”) qualify as VIEs. A typical LMA is an agreement under which a Federal Communications Commission licensee of a radio station makes available, typically for a fee, air time on its station to another party. The other party provides programming to be broadcast during such airtime and collects revenues from advertising it sells for broadcast during such programming. During various periods during 2004, the Company operated 20 stations under local marketing agreements. These stations were owned and licensed to 7 separate entities qualifying as VIEs. Under these agreements, the licensee of the stations does not have the right to access the Company’s assets to pay general creditors. Further, the Company has not pledged any of its assets as collateral for obligations of the VIEs. The Company has determined that it was the primary beneficiary of each of the VIEs and, as such, these entities were consolidated into the Company’s financial statements.
      As of December 31, 2004, the Company operated 12 radio stations under local marketing agreements, which were owned and licensed to 5 entities qualifying as VIEs. For 2004, the 20 stations operated under LMAs during the year contributed $10.2 million to the consolidated net revenues of the Company.

Stock-based Compensation
      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the stock option. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income (loss) attributable to common stockholders if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002

Net income (loss) attributable to common stockholders:
Net income (loss), as reported	$30,369	$5,041	$(92,753)
Add: Stock-based compensation expense included in reported net income (loss)	(375)	490	171
Deduct: Total stock based compensation expense determined under fair value based method	(12,527)	(12,914)	(14,065)

Pro forma net income (loss)	17,467	(7,383)	(106,647)
Preferred stock dividends, deemed dividends, accretion of discount, and redemption premium	—	1,908	27,314

Pro forma net income (loss) attributable to common stockholders	$17,467	$(9,291)	$(133,961)
Basic income (loss) per common share:
As reported	$0.44	$0.05	$(2.20)
Pro forma	$0.25	$(0.14)	$(2.46)
Diluted income (loss) per common share:
As reported	$0.43	$0.05	$(2.20)
Pro forma	$0.24	$(0.14)	$(2.46)
      The per share weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002 was $19.38, $9.95 and $7.85, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

2004 Option Grants: expected volatility of 51.2% for 2004; risk-free interest rate of 4.46%; dividend yield of 0% and expected lives of four years from the date of grant.

2003 Option Grants: expected volatility of 38.4% for 2003; risk-free interest rate of 4.25%; dividend yield of 0% and expected lives of four years from the date of grant.

2002 Option Grants: expected volatility of 66.6% for 2002; risk-free interest rate of 4.01%; dividend yield of 0% and expected lives of four years from the date of grant.
      Effective July 1, 2005, the Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which is described in the New Accounting Pronouncements section that follows. Management anticipates that when the new standard is adopted, the standard will impact the Company’s financial position and results of operations.

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

Earnings Per Share
      Basic and diluted loss per share are computed in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

Fair Values of Financial Instruments
      The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of the Company’s long term debt approximates its fair value.

New Accounting Pronouncements
      In September 2004, the SEC staff announced guidance on the use of the residual method to value acquired intangible assets other than goodwill in a business combination (EITF Topic D-108). The SEC concluded that the residual method does not comply with the requirements of SFAS No. 141, Business Combinations. Instead, a direct value method should be used to determine the fair value of all intangible assets required under SFAS No. 141. Similarly, impairment testing of intangible assets should not rely on a residual method and instead, should comply with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of the guidance did not have a material effect on the Company’s position, results of operations or cash flows.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The Company will be required to implement SFAS 123R for the interim reporting period beginning July 1, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the future effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations of the Company, as the Company will be required to expense the fair value of all share based payments.

Reclassifications
      Amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

2.	Acquisitions and Dispositions

Pending Acquisitions
      As of December 31, 2004, the Company was a party to various agreements to acquire 13 stations across 7 markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $81.6 million, of which $2.6 million had been funded as of December 31, 2004 in the form of escrow deposits. Of the $79.0 million to be funded upon closing of the transactions, the Company may, at its option, pay up to $70.3 million of the purchase price in shares of Class A Common Stock.
      Periodically, the FCC makes FM frequencies available for acquisition through an auction process. On November 3, 2004, the FCC held an auction for approximately 290 frequencies, located mostly in remote areas of the country, in which we actively participated. As of the close of the auction, we were the winning bidder for seven frequencies and are obligated to pay the FCC $8.6 million. As of December 31, 2004, we had funded $2.2 million toward our obligation to the FCC in the form of an escrow deposit, to be applied by the FCC to the bid price upon grant of the final authorization for the frequencies. These seven authorizations will enable us to add a station to seven of our existing markets once constructed.
      Escrow funds of approximately $4.8 million and $1.0 million paid by the Company in connection with pending acquisitions and the FCC auction have been classified as other assets at December 31, 2004 and 2003, respectively, in the accompanying consolidated balance sheets.

2004 Acquisitions
      We completed the acquisition of 25 radio stations and a tract of land for a tower site during the year ended December 31, 2004. Of the $93.7 million required to fund these acquisitions, $11.0 million was paid in cash, $71.3 million was paid in the form of shares of Class A Common Stock, $5.2 million was deferred beyond the closing of the transactions, $1.4 million represented capitalizable acquisition costs and $4.8 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.

Rochester, Minnesota and Sioux Falls, South Dakota
      On March 29, 2004, the Company completed the acquisition of Southern Minnesota Broadcasting Co. (“SMB”), which owned and operated three radio stations serving Rochester, Minnesota (KROC-AM, KROC-FM, KYBA-FM) and six radio stations serving Sioux Falls, South Dakota (KYBB-FM, KIKN-FM, KKLS-FM, KMXC-FM, KSOO-AM, KXRB-AM). In acquiring SMB, the Company issued the former owners 3,223,978 shares of Class A Common Stock and deferred $5.0 million of the purchase price beyond the closing of the transaction. Also in connection with the acquisition the Company paid $0.5 million in capitalizable acquisition costs. The Rochester, Minnesota and Sioux Falls, South Dakota stations were primarily acquired as they complemented the Company’s station portfolio and increase its presence in the midwest region of the United States.
      In connection with the SMB transaction, a deferred tax liability was recognized due to a difference between the fair market values and tax bases of the assets and liabilities acquired. The calculated fair values of the related broadcast licenses acquired in the stock acquisition were not large enough to offset the recognized deferred tax liabilities and, as a result, the Company recorded $29.0 million of goodwill. This goodwill is not expected to be deductible for income tax purposes.

Blacksburg, Virginia
      On July 30, 2004, the Company completed the acquisition of WBWR-FM, WBRW-FM, WFNR-FM, WFNR-AM, WPSK-FM, WRAD-AM and WWBU-FM serving Blacksburg, Virginia from New River Valley Radio Partners, L.L.C. In connection with the acquisition, the Company paid $2.1 million in cash, deferred $0.1 million beyond closing of the transaction and paid $0.2 million in capitalizable acquisition costs. $4.7 million of the purchase price had been previously funded in 2003 in the form of an escrow deposit. The Blacksburg, Virginia stations were primarily acquired as they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States.
      In connection with the acquisition, the Company recorded $1.4 million of goodwill, all of which is expected to be fully deductible for tax purposes.

      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with all of the 2004 acquisitions (dollars in thousands):

Current assets, other than cash	$2,210
Property and equipment	10,262
Deferred tax asset	2,536
Amortized intangible assets:
Non-compete agreements	50
Unamortized intangible assets:
Broadcast licenses	78,125
Goodwill	30,552

Total assets acquired	123,735

Current liabilities	(291)
Long term liabilities	(1,509)
Deferred tax liabilities	(28,239)

Total liabilities assumed	(30,039)

Net assets acquired	$93,696

      The non-compete agreement acquired in 2004 has a useful life of 5 years.

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

Ft. Walton Beach, Florida
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

Macon, Georgia
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

Nashville, Tennessee
      On July 21, 2003, we completed the acquisition of WSM-FM and WWTN-FM serving the Nashville, Tennessee market (Arbitron market rank #45) from Gaylord Entertainment, for $62.5 million in cash.

The addition of these two stations increased the Company’s position in the Nashville market to five stations. The two stations acquired from Gaylord Entertainment had been operated by the Company under the terms of a local marketing agreement since April 21, 2003.
      In connection with the acquisition, the Company recorded $7.1 million of goodwill, all of which is expected to be fully deductible for tax purposes.
      Also in connection with the Company’s acquisition of WSM-FM and WWTN-FM serving the Nashville, Tennessee market, the Company also entered into a Joint Services Agreement (“JSA”) related to a third radio station, WSM-AM. Under the terms of the agreement, the Company will provide sales and marketing services to the station for a period of five years and will retain all of the revenues of the station. In return, the licensee of the station received $2.5 million at the commencement date of the agreement and will receive a monthly fee equal to a percentage of the net revenues realized less certain selling costs incurred by the Company. The Company calculated the fair value of the JSA using a discounted cash flow approach and determined that the $2.5 million of consideration paid was an accurate measure of fair value. The value of the JSA will be amortized over the five-year life of the agreement. As of December 31, 2004 and 2003, $1.7 million and $2.2 million, respectively, has been classified as current and non current assets related to the JSA.

Huntsville, Alabama
      On July 22, 2003, we completed the acquisition of Athens Broadcasting Company, Inc., which owned and operated WZYP-FM, WUSX-FM, WVNN-AM and WUMP-AM serving the Huntsville, Alabama market (Arbitron market rank #118). In connection with the acquisition the Company issued to the former owners 1,215,760 shares of Class A Common Stock. In addition to the station assets and FCC broadcast licenses, we received approximately $2.5 million in working capital as part of the transaction. This four-station cluster had been operated by the Company under the terms of a local marketing agreement since April 1, 2003.
      In connection with the acquisition, the Company recorded $6.8 million of goodwill, which is not expected to be deductible for tax purposes.

Kansas City, MO
      On December 18, 2003, we completed the acquisition of KCHZ-FM and KMJK-FM, serving Kansas City, Missouri (Arbitron market rank #29), from Syncom Radio Corporation and Allur-Kansas City, Inc. In connection with the acquisition the Company paid approximately $5.0 million in cash, 483,671 shares of Class A Common Stock and delivered a $10.0 million promissory note. The promissory note was subsequently repaid in cash in August 2004.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with all of the 2003 acquisitions (dollars in thousands):

Current assets, other than cash	$296
Property and equipment	8,796
Amortized intangible assets:
Non-compete agreement	50
Unamortized intangible assets:
Broadcast licenses	168,840
Goodwill	13,912

Total assets acquired	191,894

Current liabilities	(756)
Deferred tax liabilities	(6,398)

Total liabilities assumed	(7,154)

Net assets acquired	$184,740

      The non-compete agreement acquired in 2003 has a useful life of 3 years.

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
      During 2003 and 2002, certain former owners of Aurora exercised warrants to purchase 723,238 and 89,078 shares of Class A Common Stock, respectively. Proceeds to the Company totaled approximately $8.7 million and $1.1 million during the years ended December 31, 2003 and 2002, respectively. Additional warrants to purchase 21,017 shares of common stock, issued to owners of Aurora, were not exercised and expired on March 28, 2003. As of December 31, 2003, no warrants issued in the Aurora transaction remained outstanding.
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
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the Aurora acquisition (dollars in thousands):

Current assets, other than cash	$6,129
Property and equipment	10,051
Unamortized intangible assets:
Broadcast licenses	220,222
Goodwill	26,376

Total assets acquired	262,778

Current liabilities	(2,299)
Long-term debt	(5)
Deferred tax liabilities	(38,520)

Total liabilities assumed	(40,824)

Net assets acquired	$221,954

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
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the DBBC acquisition (dollars in thousands):

Current assets, other than cash	$1,625
Property and equipment	3,161
Unamortized intangible assets:
Broadcast licenses	76,700
Goodwill	45,695

Total assets acquired	127,181

Current liabilities	(620)
Deferred tax liabilities	(24,536)

Total liabilities assumed	(25,156)

Net assets acquired	$102,025

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

      The unaudited consolidated condensed pro forma results of operations data for the years ended December 31, 2004 and 2003, reflect adjustments as if all acquisitions and dispositions completed had occurred on January 1, 2003, follow (dollars in thousands, except per share data):

	December 31,	December 31,
	2004	2003

	(Unaudited)	(Unaudited)
Net revenues	$323,243	$303,737
Operating income	$81,695	$70,690
Net income	$33,758	$10,711
Net income attributable to common stockholders	$33,758	$8,803

Basic income per common share	$0.49	$0.14
Diluted income per common share	$0.47	$0.13
      As of December 31, 2004, 2003 and 2002, the Company operated 12, 4 and 17 stations under LMAs respectively. The statements of operations for the years ended December 31, 2004, 2003 and 2002 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or December 31.

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
      During 2002, the Company successfully negotiated and executed sublease agreements for a majority of the vacated corporate office space in Milwaukee, Wisconsin and Chicago, Illinois. As a result, during the year ended December 31, 2004, 2003 and 2002, the Company reversed $0.1 million, $0.3 million and $1.0 million, respectively, of the remaining liability related to lease obligations. The amount reversed in each period represents the Company’s estimate of the reduction of the remaining lease obligations as a result of offsetting contractual sublease income. The reversal of liability related to the subleases has been presented in the Consolidated Statements of Operations as a component of restructuring and impairment charges (credits), consistent with the presentation of the original restructuring charge.

      The following table presents the restructuring liability at December 31, 2004, 2003, 2002 and 2001 and the related activity applied to the balances for the year ended December 31, 2004, 2003 and 2002 (dollars in thousands):

		Liability	Liability		Liability	Liability
	December 31,	Utilized in	Reversed in	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2001	2002	2002	2002	2003	2003	2003

Lease termination costs — office relocation	$1,845	$(162)	$(919)	$764	$(167)	$(276)	$321
Accrued internet contractual obligations	324	(96)	—	228	—	—	228
Internet lease termination costs	340	(44)	(52)	244	(31)	(58)	155

Restructuring liability totals	$2,509	$(302)	$(971)	$1,236	$(198)	$(334)	$704

		Liability	Liability
	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2003	2004	2004	2004

Lease termination costs — office relocation	$321	$(189)	$(73)	$59
Accrued internet contractual obligations	228	(45)	—	183
Internet lease termination costs	155	(73)	(35)	47

Restructuring liability totals	$704	$(307)	$(108)	$289

      Outstanding restructuring liability amounts have been presented as a component of current liabilities in the accompanying balance sheets.

4.	Property and Equipment
      Property and equipment consists of the following as of December 31, 2004 and 2003 (dollars in thousands):

	Estimated
	Useful Life	2004	2003

Land		$10,667	$8,250
Broadcasting and other equipment	3 to 7 years	120,839	105,222
Furniture and fixtures	5 years	11,427	11,079
Leasehold improvements	5 years	8,494	7,152
Buildings	20 years	25,706	22,507
Construction in progress		2,330	2,942

		179,463	157,152
Less accumulated depreciation		(86,257)	(66,003)

		$93,206	$91,149

5.	Goodwill and Other Intangible Assets
      The following tables summarize the December 31, 2004 and 2003 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the years ended December 31, 2004, 2003 and 2002, and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	As of December 31,

	2004	2003

Amortized Intangible Assets: Non-Compete Agreements Gross Carrying Value	$3,850	$3,800
Accumulated Amortization	(2,869)	(2,028)

Net Value	981	1,772
Unamortized Intangible Assets:
Licenses for Digital Broadcasting Technology	1,200	—
FCC Broadcast Licenses	1,130,555	1,052,429

	1,131,755	1,052,429
Aggregate Amortization Expense for Non-Compete Agreements:
Year ended December 31, 2002	$918
Year ended December 31, 2003	$935
Year ended December 31, 2004	$841
Estimated Amortization Expense:
For the year ending December 31, 2005	$669
For the year ending December 31, 2006	$290
For the year ending December 31, 2007	$10
For the year ending December 31, 2008	$10
For the year ending December 31, 2009	$2
      A summary of changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 follow (dollars in thousands):

Goodwill

Balance as of December 31, 2002	$231,596

Acquisitions	13,912
Dispositions	—

Balance as of December 31, 2003	$245,508

Acquisitions	30,552
Dispositions	—

Balance as of December 31, 2004	$276,060

Licenses for Digital Broadcasting Technology
      On December 21, 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation (“iBiquity”) for $1.2 million in cash. These licenses permit the Company to convert to and utilize iBiquity’s digital broadcasting technology, which will allow the Company to broadcast in a digital format on 240 of its stations.
      Under the agreement with iBiquity, the Company is obligated to convert the 240 stations to a digital technology over a seven-year period, with the first ten stations to be converted by December 31, 2005.

Each station conversion will require an investment in certain capital equipment necessary to broadcast the technology.

Broadcast Licenses
      SFAS No. 142 requires the Company to test FCC broadcast licenses for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of each year. Accordingly, the Company determines the appropriate reporting unit and then compares the carrying amount of each reporting unit’s broadcast licenses with its fair value. Consistent with prior years, for 2004 the Company determined the reporting unit as a radio market.
      The fair value of broadcast licenses was determined primarily by using a discounted cash flows approach. The fair values derived include assumptions that contain a variety of variables. These variables are based on available industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for the Company’s stations in each market, overall discount rates based on the Company’s weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of broadcast licenses are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a significant effect on the estimated value.
      For the year ended December 31, 2004 and 2003, the Company determined that the fair values of each reporting unit’s broadcast licenses exceeded their carrying values and, as a result, no impairment existed.
      In 2002 and in connection with the Company’s transitional impairment evaluation of existing intangible assets with indefinite lives, consisting entirely of radio station broadcast licenses, the Company recognized an impairment charge to write-off intangible assets in the amount of $41.7 million, net of an income tax benefit of $15.5 million. The impairment loss is recognized in the Consolidated Statements of Operations under the caption “Cumulative effect of a change in accounting principle, net of tax.” The Company completed its 2002 annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of 2002. The fair values of all broadcast licenses exceeded their carrying values and, as a result, no impairment existed.

Goodwill
      SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit with its carrying amount. If the fair value of any reporting unit is less than the carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. Consistent with prior years, for 2004 the Company determined the reporting unit as a radio market.
      The fair value of reporting units was determined primarily by using a discounted cash flows approach. The fair values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for the Company’s stations in each market, overall discount rates based on the Company’s weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of goodwill are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a significant effect on the estimated values.

      For the year ended December 31, 2004 and 2003, the Company determined that the fair value of each reporting unit exceeded their carrying values and, as a result, no impairment existed.
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

6.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consist of the following as of December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Accounts payable	$2,108	$3,843
Accrued compensation	1,937	1,529
Accrued royalties	—	256
Accrued commissions	2,994	2,585
Accrued taxes	1,097	910
Barter payable	1,784	1,589
Accrued professional fees	1,120	1,947
Due to seller of acquired companies	534	995
Accrued restructuring costs	289	621
Accrued interest	857	1,385
Accrued employee benefits	2,808	2,341
Accrued acquisition liabilities	140	670
Other	3,410	2,829

Total accounts payable and accrued expenses	$19,078	$21,500

7.	Derivative Instruments
      The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.
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
      The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the years ended December 31, 2004 and 2003, approximately $1.8 million and $2.0 million, respectively, related to the interest rate swap was reported as interest expense and represent a yield adjustment of the hedged debt obligation. The balance sheet as of December 31, 2004 and 2003 reflect other long-term assets of $3.9 million and $1.5 million, respectively, to reflect the fair value of the swap agreement.
      In order to affect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results. Interest expense for the years ended December 31, 2004 and 2003 include $0.4 million and $0.6 million, respectively, of net gains which increased the fair value of the option agreement. The balance sheet as of December 31, 2004 and 2003 reflect other long-term liabilities of $0.1 million and $0.5 million, respectively, to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk.

8.	Long-Term Debt
      The Company’s long-term debt consists of the following at December 31, 2004 and 2003 (dollars in thousands):

	2004	2003

Term loan and revolving credit facilities at — 4.15% and 3.6%, respectively	$482,102	$477,344
Other	—	10,000

	482,102	487,344
Less: Current portion of long-term debt	(40,957)	(27,313)

	$441,145	$460,031

      A summary of the future maturities of long-term debt follows (dollars in thousands):

2005	$40,957
2006	43,490
2007	43,491
2008	43,491
2009	237,241
Thereafter	73,432

$482,102

      On January 29, 2004 the Company completed an amendment and restatement of its existing credit agreement governing its credit facility (the “Credit Facility”), which reduced the margin applicable to both Alternative Base Rate and Adjusted LIBO Rate borrowings under its $325.0 million eight-year term loan facility. The January 29, 2004 amendment and restatement did not change any other material terms or restrictive covenants under the credit agreement. In connection with the amendment and restatement, the Company incurred $0.5 million of professional fees, which have been included in losses on early extinguishment of debt on the consolidated statements of operations.

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
      On November 18, 2004, the Company again completed an amendment and restatement of its existing Credit Agreement (as amended and restated, the “Credit Agreement”), which, among other things provided for (a) an increase in the existing revolving credit facility of $75.0 million to an aggregate principal amount of $181.9 million and (b) a new eight year term loan facility in the aggregate principal amount of $75.0 million. The amendment and restatement also provided for an increase in the amount of cash proceeds that may be used to purchase shares of the Company’s Class A Common Stock from $15.0 million to $100.0 million and new parameters for the Company’s required Total Leverage Ratio and Senior Leverage Ratio (each as defined by the Credit Agreement).
      The Credit Facility consists of a seven-year revolving commitment of $181.9 million, a seven-year term loan facility of $202.7 million, an eight-year term loan facility of $220.9 million and an eight year term loan facility of $75.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 17.5% of the initial aggregate principal amount ($181.9 million) in fiscal year 2006, 33.0% in fiscal year 2007, 37.0% in fiscal 2008 and 12.5% in fiscal year 2009. During 2004, the Company made scheduled principal payments of $20.8 million on the seven-year term loan facility and $2.9 million on the eight-year term loan facilities. In connection with various acquisitions completed in 2004, the Company drew down a total of $21.5 million under its seven-year revolving loan commitment and subsequently repaid $20.5 million of those borrowings during the year. Outstanding revolving loan borrowings of $47.5 million as of November 18, 2004 were repaid with the proceeds of the $75.0 million eight year term loan borrowing funded on that date. As of December 31, 2004, $187.5 million was outstanding under the seven-year term loan facility and $294.6 million was outstanding under the eight-year term loan facilities.
      The Company’s obligations under the Credit Facility are secured by a pledge of substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except the capital stock of BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI, and are required to be guaranteed by any additional subsidiaries acquired by the Company.
      Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 5.25% as of December 31, 2004) plus a margin ranging between 0.25% to 0.75%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 2.44% as of December 31, 2004) plus a margin ranging between 1.25% to 1.75% (in each case dependent upon the leverage ratio of the Company). At December 31, 2004 the Company’s effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the Credit Facility was 4.15%.
      In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of its current floating rate bank borrowings for a three-

year period. As a result and including the fixed component of the swap, at December 31, 2004, the Company’s effective interest rate on loan amounts outstanding under the Credit Facility is 3.88%.
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
      The seven-year term loan borrowings are repayable in quarterly installments. The remaining scheduled annual amortization is $38.0 million for fiscal 2005, $40.5 million for each of fiscal 2006, 2007 and 2008 and $27.9 million for fiscal 2009. The eight-year term loans are also repayable in quarterly installments. The scheduled annual amortization is $3.0 million in each of fiscal years 2005, 2006, 2007, 2008, $209.4 million in fiscal 2009 and $73.4 million in fiscal 2010. The amount available under the seven-year revolving commitment will be automatically reduced in quarterly installments as described above and in the Credit Agreement. Certain mandatory prepayments of the term loan facilities and reductions in the availability of the revolving commitment are required to be made including: (i) 100% of the net proceeds from the incurrence of certain indebtedness; and (ii) 100% of the net proceeds from certain asset sales.
      Under the terms of the Credit Agreement, the Company is subject to certain restrictive financial and operating covenants, including but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the Credit Agreement. At December 31, 2004, the Company was in compliance with such financial and operating covenants.
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
      We had previously issued a $10.0 million promissory note in 2003 in connection with the acquisition of radio stations in Kansas City, Missouri. The Company prepaid the note in its entirety in August 2004.
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
      (b) Share Repurchases
      On September 28, 2004, the Board of Directors of the Company authorized the purchase, from time to time, of up to $100.0 million of its Class A Common Stock, subject to the terms of the Credit Agreement.
      In October 2004 and consistent with the Board approved repurchase plan, the Company repurchased 1,004,429 shares of its Class A Common Stock in the open market at an average repurchase price of $14.56 per share. As of December 31, 2004, net of shares repurchased and held in treasury, the Company had 56,673,567 shares of Class A Common Stock outstanding.
      As of December 31, 2004, the Company had authority to repurchase an additional $85.4 million of the Company’s Class A Common Stock.
      (c) Stock Purchase Plan
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
      The following table summarizes the number of shares of Class A Common stock issued as a result of employee participation in the Employee Stock Purchase Plan since its inception in 1999 (in thousands, except per share amounts):

		Class A
	Issue	Common Shares
Issue Date	Price	Issued

January 10, 2000	$14.18	17,674
January 17, 2001	$3.08	50,194
January 8-23, 2002	$3.1875	558,161
January 2-24, 2003	$12.61	124,876
January 26-30, 2004	$13.05	130,194
January 2-28, 2005	$12.82	136,110
      Following the issuance of shares in January 2005, related to the 2004 plan year, there remain 982,791 shares of Class A Common Stock authorized and available under the Employee Stock Purchase Plan.

11.	Stock Options

2004 Equity Incentive Plan
      The Board of Directors adopted the 2004 Equity Incentive Plan on March 19, 2004. The 2004 Equity Incentive Plan was subsequently approved by the Company’s stockholders on April 30, 2004. The purpose of the 2004 Equity Incentive Plan is to attract and retain officers, key employees, non-employee directors and consultants for the Company and its subsidiaries and to provide such persons incentives and rewards for superior performance. The aggregate number of shares of Class A Common Stock subject to the 2004 Equity Incentive Plan is 2,795,000. Of the aggregate number of shares of Class A Common Stock available, up to 1,400,000 shares may be granted as incentive stock options, or ISOs, and up to 925,000 shares may be awarded as either restricted or deferred shares. In addition, no one person may receive options exercisable for more than 500,000 shares of Class A Common Stock in any one calendar year.
      The 2004 Equity Incentive Plan permits the Company to grant nonqualified stock options and ISOs, as defined in Section 422 of the Code. The exercise price of an option awarded under the 2004 Equity Incentive Plan may not be less than the closing price of the Class A Common Stock on the last trading day before the grant. Options will be exercisable during the period specified in each award agreement and will be exercisable in installments pursuant to a Board-designated vesting schedule. The Board may also provide for acceleration of options awarded in the event of a change in control, as defined by the 2004 Equity Incentive Plan.
      The Board may also authorize the grant or sale of restricted stock to participants. Each such grant will constitute an immediate transfer of the ownership of the restricted shares to the participant, entitling the participant to voting, dividend and other ownership rights, but subject to substantial risk of forfeiture for a period of not less than two years (to be determined by the Board at the time of the grant) and restrictions on transfer (to be determined by the Board at the time of the grant). The Board may also provide for the elimination of restrictions in the event of a change in control.
      Finally, the Board may authorize the grant or sale of deferred stock to participants. Awards of deferred stock constitute an agreement we make to deliver shares of our Class A Common Stock to the participant in the future, in consideration of the performance of services, but subject to the fulfillment of such conditions during the deferral period as the Board may specify. The grants or sales of deferred stock will be subject to a deferral period of at least one year. During the deferral period, the participant will have no right to transfer any rights under the award and will have no rights of ownership in the deferred shares, including no right to vote such shares, though the Board may authorize the payment of any dividend equivalents on the shares. The Board may also provide for the elimination of the deferral period in the event of a change in control.
      No grant, of any type, may be awarded under the 2004 Equity Incentive Plan after April 30, 2014.
      The Board of Directors administers the 2004 Equity Incentive Plan. The Board of Directors may from time to time delegate all or any part of its authority under the 2004 Plan to the Compensation Committee of the Board. The Board of Directors has full and exclusive power to interpret the 2004 Equity Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2000 Stock Incentive Plan as it may deem necessary or proper.
      Under the 2004 Equity Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2004, there are outstanding options to purchase a total of 1,025,000 shares of Class A Common Stock at an exercise price of $19.38 per share under the 2004 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2004 Equity Incentive Plan.

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
      Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2004, there were outstanding options to purchase a total of 1,814,723 shares of Class A Common Stock at exercise prices ranging from $14.03 to $19.38 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

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
      Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2004, there are outstanding options to purchase a total of 2,206,928 shares of Class A Common Stock at exercise prices ranging from $3.75 to $14.62 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

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
      As of December 31, 2004, there are outstanding options to purchase a total of 851,754 shares of Class A Common Stock exercisable at prices ranging from $6.4375 to $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Stock Incentive Plan.

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
      As of December 31, 2004, there are outstanding options to purchase a total of 1,134,758 shares of Class A Common Stock exercisable at prices ranging from $5.92 to $15.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

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
      The 1999 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2004, there are outstanding options to purchase a total of 500,000 shares of Class C Common Stock and 406,250 shares of Class A Common Stock under the 1999 Executive Plan.

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
      The 1998 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2004, there are outstanding options to purchase a total of 1,000,690 shares of Class C Common Stock and 906,702 shares of Class A Common Stock under the 1998 Executive Plan.
      The following tables represent a summary of options outstanding and exercisable at and activity during the years ended December 31, 2004, 2003 and 2002:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2001	7,135,947	$13.42

Granted	1,693,000	14.74
Exercised	(231,973)	8.29
Canceled	(600,784)	21.90

Outstanding at December 31, 2002	7,996,190	$13.22

Granted	1,407,200	15.35
Exercised	(233,267)	7.52
Canceled	(132,531)	13.73

Outstanding at December 31, 2003	9,037,592	$13.71

Granted	1,085,000	19.38
Exercised	(162,165)	7.19
Canceled	(113,622)	17.81

Outstanding at December 31, 2004	9,846,805	$14.40

      The following table summarizes information about stock options outstanding at December 31, 2004:

		Weighted Average	Weighted	Exercisable as of	Weighted
Range of Exercise	Outstanding as of	Remaining	Average	December 31,	Average
Prices	December 31, 2004	Contractual Life	Exercise Price	2004	Exercise Price

$ 2.79 - $ 5.58	73,377	5.9 years	$3.94	73,377	$3.94
$ 5.58 - $ 8.36	2,591,864	6.0 years	$6.19	2,507,037	$6.20
$ 8.36 - $11.15	32,437	5.9 years	$9.11	30,561	$9.11
$11.15 - $13.94	184,000	6.8 years	$12.80	153,498	$12.79
$13.94 - $16.73	4,080,743	6.2 years	$14.38	3,076,741	$14.37
$16.73 - $19.51	1,660,571	8.3 years	$19.02	567,465	$18.39
$19.51 - $22.30	171,994	3.5 years	$20.67	171,994	$20.67
$22.30 - $25.09	93,815	3.5 years	$24.19	93,815	$24.19
$25.09 - $27.88	958,004	4.6 years	$27.88	958,004	$27.88

	9,846,805	6.3 years	$14.40	7,632,492	$13.79

12.	Income Taxes
      Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows:

	2004	2003	2002

Income tax expense (benefit) from continuing operations	$25,547	$24,678	$76,357
Cumulative effect of a change in accounting principle	—	—	(15,486)

Total income tax expense (benefit)	$25,547	$24,678	$60,871

      Income tax expense (benefit) for the years ended December 31, 2004, 2003, and 2002 consisted of the following (dollars in thousands):

	2004	2003	2002

Current tax expense:
Federal	$—	$—	$—
State and local	—	—	—
	—	—	—
	—	—	—

Total current expense	$—	$—	$—

Deferred tax expense:
Federal	25,547	23,132	67,042
State and local	—	1,546	9,315

Total deferred expense	25,547	24,678	76,357

Total income tax expense	$25,547	$24,678	$76,357

      Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 35% for the years ended December 31, 2004, 2003 and 2002 due to the following (dollars in thousands):

	2004	2003	2002

Pretax income at federal statutory rate	$19,571	$10,402	$8,856
Change in beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense upon adoption of SFAS No. 142	—	—	57,893
State income tax expense, net of federal benefit	2,729	2,996	1,234
Nondeductible goodwill	—	—	—
Income on foreign operations	(84)	(63)	(7)
Other	155	169	60
Increase in valuation allowance	3,176	11,174	8,321

Net income tax expense	$25,547	$24,678	$76,357

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003

Current deferred tax assets:
Accounts receivable	$1,051	$930
Accrued expenses and other	2,606	5,200

Current deferred tax assets	3,657	6,130
Less: valuation allowance	(3,241)	(5,383)

Net current deferred tax assets	416	747

Noncurrent deferred tax assets:
Intangible and other assets	4,129	4,424
Other liabilities	1,729	2,081
Net operating loss	85,846	82,941

Noncurrent deferred tax assets	91,704	89,446
Less: valuation allowance	(81,330)	(78,549)

Net noncurrent deferred tax assets	10,374	10,897

Noncurrent deferred tax liabilities:
Intangible assets	232,284	181,045
Property and equipment	10,722	11,625
Other	1,610	1,565

Noncurrent deferred tax liabilities	244,616	194,235

Net noncurrent deferred tax liabilities	234,242	183,338

Net deferred tax liabilities	$233,826	$182,591

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
      During the twelve months ended December 31, 2004, the Company recorded deferred tax expense of $25.7 million to establish valuation allowances against net operating loss carry-forwards generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was partially offset by a $0.1 million tax benefit and reduction in valuation allowance resulting from certain adjustments made to net operating loss carry-forwards in the Company’s 2003 tax return. In addition, the Company recorded a $22.4 million reduction in the valuation allowance resulting from the utilization of loss carry-forwards against current year taxable income, and a $2.5 million reduction in the valuation allowance resulting from the acquisition of deferred tax liabilities in purchase accounting that are scheduled to reverse within the Company’s net operating loss carry-forward period.
      During the twelve months ended December 31, 2003, the Company recorded deferred tax expense of $23.3 million to establish valuation allowances against net operating loss carry-forwards generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was partially offset by a $0.3 million tax benefit and reduction in valuation allowance resulting from certain adjustments made to net operating loss carry-forwards in the Company’s 2002 tax return. In addition, the Company recorded an $11.8 million reduction in the valuation allowance resulting from the utilization of loss carry-forwards against current year taxable income, and a $0.9 million reduction in the valuation allowance resulting from the acquisition of deferred tax liabilities in purchase accounting that are scheduled to reverse within the Company’s net operating loss carry-forward period.
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
      Management has determined that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of the existing valuation allowances, at December 31, 2004.
      The foreign operations of the Company have incurred operating losses, the benefit of which remains unlikely. Accordingly, the Company has not recognized a tax benefit for these loss carry forwards since it is not assured it could utilize the loss carry forward in the future.
      At December 31, 2004, the Company has federal net operating loss carry forwards available to offset future income of approximately $215.3 million, of which $3.3 million will expire in 2012 and the remaining $212.0 will expire in the years 2018 through 2024.

13.	Earnings Per Share
      The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands, except per share amounts).

	2004	2003	2002

Numerator:
Net income (loss) before cumulative effect of a change in accounting principle	$30,369	$5,041	$(51,053)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premiums	—	(1,908)	(27,314)

Numerator for basic and diluted income (loss) per common share before cumulative effect of a change in accounting principle	$30,369	$3,133	$(78,367)

Denominator:
Denominator for basic income (loss) per common share — Weighted average common shares outstanding	68,789	64,306	54,467
Effect of dilutive securities:
Options	2,519	2,628	—
Note payable	—	16	—

Denominator for diluted income (loss) per common share	71,308	66,950	54,467

Basic income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.44	$0.05	$(1.44)
Cumulative effect a change in accounting principle	—	—	(0.76)

Income (loss) per common share	$0.44	$0.05	$(2.20)

Diluted income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$0.43	$0.05	$(1.44)
Cumulative effect a change in accounting principle	—	—	(0.76)

Income (loss) per common share	$0.43	$0.05	$(2.20)

      Stock options to purchase 2,696,754 and 1,674,914 shares of common stock were outstanding during the years ended December 31, 2004 and 2003, respectively, but not included in the computation of diluted income (loss) per common share because the option exercise price was greater than the average market price of the common shares for the period. The following potentially dilutive shares were not included in the computation of diluted income (loss) for the year ended December 31, 2002 as their effect would be antidilutive:

2002

Options to purchase class A common stock	6,495,500
Options to purchase class C common stock	1,500,690
Warrants to purchase class A common stock	37,831
Warrants to purchase class A or B common stock	706,424
Warrants to purchase class B common stock	—

14.	Leases
      The Company has non-cancelable operating leases, primarily for office space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $7.8 million, $6.9 million and $6.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows:

Year Ending December 31:

2005	$7,361
2006	6,277
2007	5,324
2008	4,229
2009	3,109
Thereafter	12,877

$39,177

15.	Commitments and Contingencies
      As of December 31, 2004 the Company has entered into various agreements to acquire 13 stations across 7 markets for an aggregate purchase price of approximately $81.6 million in cash and stock. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to borrow under the terms of its credit facility or to obtain additional equity and/or debt financing. We intend to finance the cash portion of our pending acquisitions with cash on hand, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other to be identified sources. There can be no assurance the Company will be able to obtain such financing beyond cash reserves. As of December 31, 2004, $4.8 million of escrow deposits were outstanding related to the pending transactions. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $4.8 million in purchase price.
      The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $33.0 million as of December 31, 2004 and will be paid in accordance with the agreement through July 2009.
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
      Lewis W. Dickey, Jr. and John W. Dickey each have a 25% ownership interest in Stratford Research, Inc. (“Stratford”), an entity that provided programming and marketing consulting and market research services to the Company from the Company’s inception in 1997 through December 31, 2002. Effective January 1, 2003, the Company terminated its agreement with Stratford, replacing those previously outsourced services with an internal market research department. Under the agreement with Stratford, Stratford received approximately $25,000 to evaluate programming at target radio stations. Annual strategic studies cost the Company a minimum of $25,000 negotiable depending on competitive market conditions. Additionally, Stratford provided program-consulting services for contractually specified amounts during the term of the agreement. Total fees paid to Stratford by the Company during 2002 were $2.1 million and all amounts paid are included as a part of station operating expenses in the statements of operations. In determining the fair value of the services under the agreement, management undertook at the inception of the agreement an evaluation of third party vendors. This evaluation supported the fair value of the pricing arrangement between the Company and Stratford, and no circumstances or events occurred that led management to believe that those values were not reflective of fair value during the period of the agreement.
      On February 2, 2000 the Company loaned each of Mr. Weening and Mr. L. Dickey $5.0 million, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each, which was the approximate market price for the Company’s Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. L. Dickey, which provide for the payment of interest at 9.0% per annum or the peak rate paid by the Company under its Credit Facility and a note maturity date of December 31, 2003. Pursuant to Mr. L. Dickey’s Amended and Restated Employment Agreement dated July 1, 2001, the Company reduced the per annum interest rate on his note to 7% and extended the maturity date of his note to December 31, 2006. In addition, the Amended and Restated Employment Agreement provides for forgiveness of Mr. L. Dickey’s note, either in part or in whole, upon the attainment of certain performance targets that include both annual financial targets and stock-price targets. In order for any forgiveness to occur, the Company’s closing stock price must be at least $19.275 on any trading day in 2006. Additionally, the note and accrued interest thereon will be forgiven in its entirety, regardless of the attainment of the annual financial targets or the 2006 stock price targets, upon a change in control of the Company, provided that Mr. L. Dickey is employed by the Company upon such change in control or that his employment was terminated within the six-month period immediately preceding a change in control. In accordance with the agreement, the Compensation Committee of the Board of Directors conducted an annual review of Mr. L. Dickey’s performance for fiscal 2001, 2002, 2003 and 2004 and determined that the requirements of the first trigger for those years had been satisfied. Only in the event of the satisfaction of the 2006 stock-price consideration, Mr. L. Dickey would be entitled to 80% forgiveness of the loan principal and related interest as of December 31, 2004. On October 14, 2004, the Company entered into a Second Amended and Restated Employment Agreement with Mr. Dickey. This agreement, which provided for changes in Mr. Dickey’s compensation, did not amend the provisions with respect to the reduction of Mr. Dickey’s February 2000 loan. Those provisions remain in effect according to their original terms and conditions with no changes, consistent with the prior employment agreement entered into in July 2001. Interest accrues on both notes from February 2, 2000 through the respective note maturity dates, and all accrued interest and principal is payable on that date. As of December 31, 2004, the original principal of $5.0 million plus accrued interest remains outstanding from Mr. L. Dickey. On December 31, 2003, Mr. Weening repaid the original principal of $5.0 million plus $0.8 million in accrued interest.
      One of the Company’s Directors is Ralph B. Everett. Mr. Everett is a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he heads the Firm’s Federal Legislative Practice Group. The Company has historically engaged the law firm of Paul, Hastings, Janofsky & Walker LLP on numerous matters dealing with compliance with federal regulations and corporate finance activities. However, effective December 31, 2002, the Company formally terminated its relationship with Paul, Hastings, Janofsky & Walker LLP and, with the exception of the completion of certain on-going matters, will not engage the firm on new matters going forward. No amount was paid to Paul, Hastings, Janofsky & Walker LLP during 2004. Total amounts paid to Paul, Hastings, Janofsky & Walker LLP during fiscal 2003 and 2002 were approximately $0.1 million and $1.9 million, respectively. Of these amounts paid in 2003 and 2002, $0.1 million and $1.3 million, respectively, were capitalized as acquisition or financing costs. The remaining amounts have been included as part of the corporate general and administrative expenses in the statement of operations.
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
      Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant’s contribution. Matching contributions are to be remitted to the plan by the Company monthly. During 2004 and 2003, the Company contributed approximately $0.6 million and $0.4 million to the plan, respectively.

18.	Quarterly Results (Unaudited)
      The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2004 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2004
Net revenue	$65,450	$86,314	$83,976	$84,391
Operating income	10,110	24,195	22,715	21,349
Net income (loss)(1)	(1,984)	13,219	9,282	9,851
Net income (loss) attributable to common stockholders	(1,984)	13,219	9,282	9,851
Basic income (loss) per common share	$(0.03)	$0.19	$0.13	$0.14
Diluted income (loss) per common share	$—	$0.18	$0.13	$0.14
FOR THE YEAR ENDED DECEMBER 31, 2003
Net revenue	$57,975	$74,520	$74,564	$74,912
Operating income	8,730	21,612	19,360	18,167
Net income (loss)(2)	(6,320)	(1,212)	7,675	4,898
Net income (loss) attributable to common stockholders	(7,251)	(1,530)	7,016	4,898
Basic income (loss) per common share	$(0.12)	$(0.02)	$0.11	$0.07
Diluted income (loss) per common share	$(0.12)	$(0.02)	$0.10	$0.07

(1)	The quarter ended March 31, 2004 includes a loss on the early extinguishment of debt of $0.5 million, which was recorded in connection with the completion of an amendment and restatement of the Company’s credit agreement and the related retirement and replacement of its existing eight year term loan facility. The quarter ended September 30, 2004 includes a loss on the early extinguishment of debt of $2.1 million, which was recorded in connection with the completion of an amendment and restatement of the Company’s credit agreement and the related retirement and replacement of its then existing term loans.

(2)	The quarter ended March 31, 2003 includes a loss on the early extinguishment of debt of $3.1 million, which was recorded in connection with the repurchase of $30.1 million of the Notes and consisted of $2.4 million of repurchase premiums and a $0.7 million write-off of a portion of the related debt issuance costs. The quarter ended June 30, 2003 includes a loss on the early extinguishment of debt of $11.1 million, which was recorded in connection with the redemption of $88.8 million of the Notes pursuant to a tender offer and consent solicitation completed in April 2003 and the retirement of the Company’s existing eight-year term loan facility also completed in April 2003. The $88.8 million charge consisted of $6.0 million in redemption premiums paid, $0.2 million in professional fees paid and the write-off of $2.0 million of previously capitalized debt issue costs related to the Note redemptions and $1.5 million in professional fees paid and the write-off of $1.4 million of previously capitalized debt issue costs related to the term loan retirement. The quarter ended September 30, 2003 includes a loss on the early extinguishment of debt of $1.0 million, which was recorded in connection with the redemption of $13.7 million of the Notes and consisted of $0.7 million of redemption premiums and a $0.3 million write-off of a portion of the related debt issuance costs.

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

	Additions

	Balance at	Provision for			Balance
	Beginning	Doubtful	Acquired		at End
Fiscal Year	of Year	Accounts	Stations(1)	Write-offs	of Year

2004
Allowance for doubtful accounts	$2,488	3,694	—	(3,532)	$2,650
2003
Allowance for doubtful accounts	$2,337	3,441	25	(3,315)	$2,488
2002
Allowance for doubtful accounts	$2,633	2,596	1,044	(3,936)	$2,337

(1)	Allowance for doubtful accounts receivable acquired in acquisitions.

S-1

EXHIBIT INDEX

3.2	—	Amended and Restated Bylaws of Cumulus Media Inc., as amended
10.17	—	Amendment and Restatement Agreement, dated as of November 18, 2004 among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, including the Credit Agreement, dated as of March 28, 2003, as amended and restated as of November 18, 2004, among Cumulus Media Inc., the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.
21.1	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP
31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S-2