Form 10-Q
period 2005-03-31
CUMULUS MEDIA INC
filed 2005-05-10
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For or the transition period from to

Commission file number 000-24525

CUMULUS MEDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4159663 (I.R.S. Employer Identification No.)

14 Piedmont Center Suite 1400, Atlanta, GA (Address of Principal Executive Offices)	30305 (ZIP Code)

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
Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 30, 2005, the registrant had outstanding 69,123,428 shares of common stock consisting of (i) 56,847,798 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,710	$31,960
Accounts receivable, less allowance for doubtful accounts of $2,412 and $2,650, respectively	51,083	54,834
Prepaid expenses and other current assets	8,762	8,366
Deferred tax assets	291	416

Total current assets	65,846	95,576
Property and equipment, net	95,723	93,206
Intangible assets, net	1,202,906	1,132,736
Goodwill	287,170	276,060
Other assets	14,494	18,819

Total assets	$1,666,139	$1,616,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,492	$19,078
Current portion of long-term debt	43,491	40,957

Total current liabilities	62,983	60,035
Long-term debt	479,272	441,145
Other liabilities	3,250	4,642
Deferred income taxes	240,588	234,242

Total liabilities	786,093	740,064

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 57,850,602 and 57,677,996 shares issued; 56,846,173 and 56,673,567 shares outstanding respectively	579	577
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury Stock, at cost, 1,004,429 shares	(14,640)	(14,640)
Accumulated other comprehensive income	3,695	2,867
Additional paid-in-capital	1,013,135	1,011,075
Accumulated deficit	(117,853)	(118,676)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	880,046	876,333

Total liabilities and stockholders’ equity	$1,666,139	$1,616,397

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Net revenues	72,124	65,450
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $643 and $823, respectively)	50,519	46,295
Depreciation and amortization	5,357	4,994
LMA fees	348	587
Corporate general and administrative (excluding non-cash stock compensation of ($29) and ($92)), respectively)	3,745	3,556
Non-cash stock compensation	(29)	(92)

Total operating expenses	59,940	55,340

Operating income	12,184	10,110

Nonoperating income (expense):
Interest expense	(5,221)	(5,541)
Interest income	334	108
Loss on early extinguishment of debt	—	(462)
Other income (expense), net	(2)	26

Total nonoperating expenses, net	(4,889)	(5,869)

Income before income taxes	7,295	4,241
Income tax expense	(6,472)	(6,225)

Net income (loss)	$823	$(1,984)

Basic and diluted loss per common share:
Basic income (loss) per common share	$0.01	$(0.03)

Diluted income (loss) per common share	$0.01	$(0.03)

Weighted average common shares outstanding	69,087,085	66,366,703

Weighted average diluted common shares outstanding	70,648,877	66,366,703

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities:
Net income (loss)	$823	$(1,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issue costs	—	462
Depreciation	5,158	4,777
Amortization of intangible assets	199	217
Amortization of debt issuance costs	63	64
Provision for doubtful accounts	643	823
Change in the fair value of derivative instruments	(106)	367
Deferred income taxes	6,472	6,225
Non-cash stock compensation	(29)	(92)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,106	4,253
Prepaid expenses and other current assets	(397)	1,673
Accounts payable and accrued expenses	1,402	(2,323)
Other assets	13	(682)
Other liabilities	(498)	1,220

Net cash provided by operating activities	16,849	15,000

Cash flows from investing activities:
Acquisitions	(47,389)	(6,403)
Purchase of intangible assets	(34,787)	—
Escrow deposits on pending acquisitions	—	(25)
Capital expenditures	(1,815)	(2,866)
Other	(71)	259

Net cash used in investing activities	(84,062)	(9,035)

Cash flows from financing activities:
Proceeds from bank credit facility	49,000	—
Repayments of borrowings from bank credit facility	(8,339)	(10,719)
Payments for debt issuance costs	(42)	(400)
Proceeds from issuance of common stock	344	518

Net cash provided by (used in) financing activities	40,963	(10,601)

Decrease in cash and cash equivalents	(26,250)	(4,636)
Cash and cash equivalents at beginning of period	31,960	6,720

Cash and cash equivalents at end of period	$5,710	$2,084

Non-cash operating, investing and financing activities:
Trade revenue	$3,744	$4,134
Trade expense	3,436	4,043
Assets acquired through notes payable	—	5,000
Issuance of common stock in exchange for acquired businesses	—	71,344

See accompanying notes to consolidated financial statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)

1. Interim Financial Data and Basis of Presentation

Interim Financial Data

     The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2005.

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

2. Stock Based Compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income (loss) if the fair value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands except for per share data).

	Three Months Ended
	March 31, 2005	March 31, 2004
Net income (loss):
Net income (loss), as reported	$823	$(1,984)
Add: Stock-based compensation expense included in reported net income (loss)	(29)	(92)
Deduct: Total stock based compensation expense determined under fair value based method	(3,232)	(2,594)

Pro forma net income (loss)	$(2,438)	$(4,670)
Basic income (loss) per common share:
As reported	$0.01	$(0.03)
Pro forma	$(0.04)	$(0.07)
Diluted income (loss) per common share:
As reported	$0.01	$(0.03)
Pro forma	$(0.04)	$(0.07)

     Effective January 1, 2006, the Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which will require the Company to recognize all stock-based compensation to employees, including stock options, in the financial statements based on their fair value. Management anticipates that when the new standard is adopted, the standard will have a material impact on the Company’s financial position and results of operations.

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

     The following table presents the restructuring liability at December 31, 2004 and March 31, 2005 and the related activity applied to the balances for the three months ended March 31, 2005 (dollars in thousands):

	Restructuring
	Liability	Liability	Restructuring
	December 31,	Utilized	Liability
Expense Category	2004	in 2005	March 31, 2005
Lease termination costs — office relocation	$59	(43)	$16
Accrued Internet contractual obligations	183	—	183
Internet lease termination costs	47	(33)	14

Restructuring liability totals	$289	(76)	$213

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

     Cumulus entered into a LIBOR-based interest rate swap arrangement in March of 2004 to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The interest rate swap changes the variable-rate cash flow exposure on the long-term notes and revolving facility to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. This swap agreement is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.

     The fair value of the interest rate swap agreement is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the interest rate swap are reported in accumulated other comprehensive income, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three months ended March 31, 2005, approximately $0.4 million of income related to the interest rate swap was reported as a reduction of interest expense and represents a yield adjustment of the hedged debt obligation. During the three months ended March 31, 2004, $0.7 million was reported as interest expense related to the interest rate swap. The balance sheet as of March 31, 2005 reflects other long-term assets of $4.8 million to reflect the fair value of the swap agreement.

     In order to affect the lowest fixed rate under the swap arrangement, Cumulus also entered into an interest rate option agreement, which provides for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2006 through March of 2008. This option may only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of its operating results. Interest expense for the three months ended March 31, 2005 includes $0.1 million of net gains which increased the fair value of the option agreement. Interest expense for the three months ended March 31, 2004 includes $0.4 million of net losses which decreased the fair value of the option agreement. The balance sheet as of March 31, 2005 reflects other long-term liabilities of less than $0.1 million to reflect the fair value of the option agreement. This amount represents the ineffectiveness of this instrument in effectively managing cash flow risk.

5. Acquisitions

Pending Acquisitions and Dispositions

     As of March 31, 2005, the Company was a party to agreements to acquire two stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $2.3 million, which the Company expects to fund in cash.

     Also as of March 31, 2005, the Company was a party to an agreement to sell one station in its Blacksburg, VA market for $1.9 million in cash.

Completed Acquisitions

     During the quarter ended March 31, 2005, the Company completed three acquisitions of ten radio stations in four markets and the acquisition of a studio facility. Of the $47.6 million required to fund these acquisitions, $47.4 million was funded in cash and $0.2 million represented capitalizable acquisition costs. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.

Columbia and Jefferson City, Missouri

     On March 4, 2005, the Company completed the acquisition of KFRU-AM, KBXR-FM, KOQL-FM and KPLA-FM serving Columbia, Missouri and KLIK-AM, KBBM-FM and KJMO-FM serving Jefferson City, Missouri from Premier Radio Group. In connection with the acquisition, the Company paid $38.7 million in cash and $0.1 million in capitalizable acquisition costs. The Columbia, Missouri and Jefferson City, Missouri stations were primarily acquired as they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States.

     In connection with the acquisition, the Company recorded $9.0 million of goodwill, all of which is expected to be fully deductible for tax purposes.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with all acquisitions completed during the three months ended March 31, 2005 (dollars in thousands):

Property and equipment	$5,860
Intangible assets	65,449
Goodwill	11,110

Total assets acquired	82,419

Current liabilities	(14)

Total liabilities assumed	(14)

Net assets acquired	$82,405

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition. The Company is currently in the process of completing its purchase price allocations and will do so upon receipt of finalized outside appraisals of the assets acquired.

     The following unaudited condensed consolidated pro forma results of operations data for the three months ended March 31, 2005 and 2004, reflects adjustments as if all acquisitions and dispositions completed during 2004 and during the first quarter of 2005 occurred at January 1, 2004, (dollars in thousands, except per share data):

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net revenues	$72,124	$69,927
Operating income	12,408	11,007
Net income (loss)	1,048	(542)

Basic income (loss) per common share	$0.02	$(0.01)
Diluted income (loss) per common share	$0.01	$(0.01)

     Escrow funds of approximately $1.6 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at March 31, 2005 in the accompanying consolidated balance sheet.

     At March 31, 2005 the Company operated two stations under local marketing agreements (“LMAs”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three months ended March 31, 2005 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or March 31, 2005.

Goodwill and Other Intangible Assets

Purchase of Station Licenses

     In November 2004, the FCC held an auction where it made available approximately 290 FM frequencies for acquisition. The Company actively participated in this auction and as of its close was the winning bidder for seven frequencies with an aggregate purchase price of $8.6 million. During the three months ended March 31, 2005, the Company completed the purchase of four of the seven frequencies. Of the $4.9 million required to purchase the four frequencies, $3.7 million was funded in cash and $1.2 million had been previously funded in the form of an escrow deposit in cash. The Company expects to complete the purchase of the remaining three frequencies for $3.7 million in cash during the second and third quarter of 2005.

     On March 31, 2005, the Company purchased the broadcast license for KVST-FM, licensed to LaPorte, Texas and serving Houston, Texas, for $34.8 million. Of the $34.8 million required to purchase the broadcast license, $31.1 million was funded in cash, $1.0 million had been previously funded in the form of a cash escrow deposit and $2.7 million was paid in capitalizable acquisition costs. During the second quarter of 2005, the Company expects to complete the construction of a broadcast tower and transmitter site for this station and will commence broadcasting and operation.

     The following tables summarize the March 31, 2005 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the three months ended March 31, 2005 and 2004 and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	March 31,	December 31,
	2005	2004
Amortized Intangible Assets: Non-Compete Agreements Carrying Value	$3,850	$3,850
Accumulated Amortization	(3,068)	(2,869)

Net Value	782	981
Unamortized Intangible Assets:
Licenses for Digital Broadcasting Technology	1,200	1,200
FCC Broadcast Licenses	1,200,924	1,130,555

	1,202,124	1,131,755

Aggregate Amortization Expense for Non-Compete Agreements:
Three months ended March 31, 2005	199
Three months ended March 31, 2004	217
Estimated Amortization Expense:
For the year ending December 31, 2005	$669
For the year ending December 31, 2006	$290
For the year ending December 31, 2007	$10
For the year ending December 31, 2008	$10
For the year ending December 31, 2009	$2

     A summary of changes in the carrying amount of goodwill for the three months ended March 31, 2005 follows (dollars in thousands):

Goodwill
Balance as of December 31, 2004	$276,060
Acquisitions	11,110
Dispositions	—

Balance as of March 31, 2005	$287,170

6. Earnings Per Share

     The following table sets forth the computation of basic income (loss) per share for the three-month periods ended March 31, 2005 and 2004 (dollars in thousands, except per share data).

	Three Months Ended
	March 31, 2005	March 31, 2004
Numerator:
Net income (loss)	$823	$(1,984)
Denominator:
Denominator for basic income (loss) per common share:
Weighted average common shares outstanding	69,087	66,367
Effect of dilutive securities:
Options	1,562	—

Shares applicable to diluted income (loss) per common share	70,649	66,367

Basic income (loss) per common share	$0.01	$(0.03)

Diluted income (loss) per common share	$0.01	$(0.03)

     The Company has issued options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. At March 31, 2005 and 2004 there were options issued and outstanding to purchase the following classes of common stock:

	March 31,	March 31,
	2005	2004
Options to purchase Class A Common Stock	8,641,805	7,435,625
Options to purchase Class C Common Stock	1,500,690	1,500,690

     Earnings per share assuming dilution has not been presented for the three months ended March 31, 2004 as the effect of the options would be antidilutive. For the three months ended March 31, 2005, 4,083,501 options were not included in the calculation of weighted average diluted common shares outstanding as the exercise price of the options exceeded the average share price for the period.

7. Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports changes in the fair value of derivatives qualifying as cash flow hedges as components of comprehensive income. The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended
	March 31 , 2005	March 31, 2004
Net income (loss)	$823	$(1,984)
Change in the fair value of derivative instrument	828	(2,646)

Comprehensive income (loss)	$1,651	$(4,630)

8. Commitments and Contingencies

     As of March 31, 2005 the Company had entered into various asset purchase agreements to acquire radio stations in exchange for cash. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of its contractual obligations, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete pending acquisitions may be dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the cash portion of pending acquisitions with cash on hand, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing, if needed. In the event that the Company is unable to obtain any financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $1.6 million.

     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $31.1 million as of March 31, 2005 and will be paid in accordance with the agreement through July 2009.

     In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable the Company to convert to and utilize digital broadcasting technology on 240 of the Company’s stations. Under the terms of the agreement, the Company has committed to convert the 240 stations over a seven year period beginning in the second half of 2005. The conversion of stations to the digital technology will require an investment in certain capital equipment.

     The Company is also a defendant from time to time in various lawsuits, which are generally incidental to its business. The Company is vigorously contesting such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

9. Subsequent Events

     On April 25, 2005, the Company granted 395,000 restricted shares to certain officers and employees. The shares were issued pursuant to the Company’s 2004 Equity Incentive Plan and are subject to the continued employment of the recipients as well as, for certain employees, performance measures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.

Overview

     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report.

     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of March 31, 2005, we owned and operated 306 stations in 61 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 2 stations in 2 U.S. markets. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States based on 2004 pro forma net revenues. We will own and operate a total of 310 radio stations (228 FM and 82 AM) in 61 U.S. markets upon consummation of our pending acquisitions.

Advertising Revenue and Station Operating Income

     Our primary source of revenue is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis—generally one, two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the three months ended March 31, 2005 and 2004. We continually seek to continue to minimize our use of trade agreements.

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During each of the three months ended March 31, 2005 and 2004, 88% and 87% of our revenues were from local advertising, respectively. To generate national advertising sales, we engage Interep National Radio Sales, Inc., a national representative company. Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year, and the fourth calendar quarter will generally produce the highest revenues for the year, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.

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

Results of Operations

     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended	Percent Change
	March 31, 2005	March 31, 2004	2005 vs. 2004
STATEMENT OF OPERATIONS DATA:
Net revenues	$72,124	$65,450	10.2%
Station operating expenses excluding depreciation, amortization and LMA fees	50,519	46,295	9.1%
Depreciation and amortization	5,357	4,994	7.3%
LMA fees	348	587	(40.7)%
Corporate general and administrative (excluding non-cash stock compensation expense)	3,745	3,556	5.3%
Non-cash stock compensation	(29)	(92)	**
Operating income	12,184	10,110	20.5%
Interest expense, net	(4,887)	(5,433)	(10.0)%
Loss on early extinguishment of debt	—	(462)	(100.0)%
Income tax expense	(6,472)	(6,225)	4.0%
Net income (loss)	$823	$(1,984)	**

OTHER DATA:
Station Operating Income (1)	$21,605	$19,155	12.8%
Station Operating Income Margin (2)	30.0%	29.3%
Cash flows related to:
Operating activities	$16,849	$15,000	12.3%
Investing activities	(84,062)	(9,035)	830.4%
Financing activities	40,963	(10,601)	**
Capital expenditures	1,815	2,866	(36.7)%

**	Calculation is not meaningful.

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

GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station Operating Income Margin is defined as Station Operating Income as a percentage of net revenues.

Three Months Ended March 31, 2005 Versus the Three Months Ended March 31, 2004.

     Net Revenues. Net revenues increased $6.7 million, or 10.2%, to $72.1 million for the three months ended March 31, 2005 from $65.5 million for the three months ended March 31, 2004. This increase was primarily attributable to net revenues associated with radio station acquisitions consummated subsequent to March 31, 2004 (approximately $4.2 million) and organic revenue growth.

     In addition, on a same station basis, net revenue for the 275 stations in 56 markets operated for at least a full year increased $2.5 million or 3.9% to $66.4 million for the three months ended March 31, 2005, compared to same station net revenues of $63.9 million for the three months ended March 31, 2004. The increase in same station net revenue was primarily attributable to a 5.0% increase in local advertising revenue, which was partially offset by a 2.2% decrease in national advertising.

     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $4.2 million, or 9.1%, to $50.5 million for the three months ended March 31, 2005 from $46.3 million for the three months ended March 31, 2004. This increase was primarily attributable to station operating expenses associated with radio station acquisitions consummated subsequent to March 31, 2004. The provision for doubtful accounts was $0.6 million for the three months ended March 31, 2005 as compared to $0.8 million during the three months ended March 31, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the three months ended March 31, 2005 and was consistent with the prior year.

     On a same station basis, for the 275 stations in 56 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $1.4 million, or 3.1%, to $46.4 million for the three months ended March 31, 2005 compared to $44.9 million for the three months ended March 31, 2004. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to higher variable selling costs associated with revenue growth.

     Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 7.3%, to $5.4 million for the three months ended March 31, 2005 compared to $5.0 million for the three months ended March 31, 2004. This increase was primarily attributable to depreciation and amortization associated with radio station acquisitions consummated subsequent to March 31, 2004.

     LMA Fees. LMA fees totaled $0.3 million for the three months ended March 31, 2005 and were comprised primarily of fees associated with stations operated under LMAs in Columbia, Missouri, Jefferson City, Missouri, Beaumont, Texas, Melbourne, Florida and a station operated under a joint services agreement in Nashville, Tennessee.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.2 million, or 5.3%, to $3.7 million for the three months ended March 31, 2005 compared to $3.6 million for the three months ended March 31, 2004. This increase is primarily attributable to increased employee costs associated with managing the Company’s growing portfolio of stations.

     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, decreased by $0.5 million, or 10.0%, to $4.9 million for the three months ended March 31, 2005 compared to $5.4 million for the three months ended March 31, 2004. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Three Months Ended	Three Months Ended	Increase/
	March 31, 2005	March 31, 2004	(Decrease)
Bank Borrowings – term loan and revolving credit facilities	$5,242	$4,099	$1,143
Bank Borrowings yield adjustment – interest rate swap arrangement	(417)	677	(1,094)
Change in fair value of interest rate option agreement	(106)	368	(474)
Other interest expense	502	397	105
Interest income	(334)	(108)	(226)

Interest expense, net	$4,887	$5,433	$(546)

     Loss on Early Extinguishment of Debt. The Company recognized losses on the early extinguishment of debt of $0.5 million during the three months ended March 31, 2004. Losses in the prior year relate to the completion of an amendment and restatement of the Company’s credit agreement and the related retirement and replacement of its then existing eight year term loan facility of $325.0 million.

     Income Taxes. Income tax expense increased by $0.2 million, to $6.5 million for the three months ended March 31, 2005 compared to income tax expense of $6.2 million for the three months ended March 31, 2004. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods.

     Station Operating Income. As a result of the factors described above, Station Operating Income increased $2.5 million, or 12.8%, to $21.6 million for the three months ended March 31, 2005 compared to $19.2 million for the three months ended March 31, 2004. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges. Station Operating Income serves as a starting point for our management to analyze the cash flow generated by our business by measuring the profitability of our station portfolio and its contribution to the funding of our other operating expenses and to the funding of debt service and acquisitions. Station Operating Income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non cash stock compensation and restructuring and impairment charges (credits) from the measure as they do not represent cash payments related to the operation of the stations. We believe that Station Operating Income, although not a measure that is calculated in accordance with GAAP, nevertheless is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcast industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the metric to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is the primary metric that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our stockholders, and the public, with an analysis of our performance that is consistent with that utilized by our management. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measure. Net cash provided by operating activities as presented in the accompanying consolidated statements of cash flows is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles net cash provided by operating activities to Station Operating Income (dollars in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by operating activities	$16,849	$15,000
Cash payments for LMA fees	348	587
Excess of accrual based station operating expenses to cash payments	(4,132)	(8,850)
Cash payments for Corporate general and administrative expenses	5,046	6,131
Cash payments for interest expense	3,797	6,851
Cash interest income	(334)	(108)
Other cash payments/adjustments	31	(456)

Station Operating Income	$21,605	$19,155

     Intangible Assets. Intangible assets, net of amortization, were $1.5 billion and $1.4 billion as of March 31, 2005 and December 31, 2004, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the three months ended March 31, 2005, is attributable to intangibles acquired as part of business combinations completed during the quarter and the purchase of certain intangible assets. Specifically identified intangible assets, including broadcasting licenses, acquired in a business combination are recorded at their estimated fair value on the date of the related acquisition. Purchased intangible assets are recorded at cost. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in our financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing our operating strategies. During 2002, 2001 and 2000, we recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. Our strategic initiative to focus on our core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.

Liquidity and Capital Resources

     Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit facilities, and cash flows from operations. Our principal need for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs for the next 12 months, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.

     For the three months ended March 31, 2005, net cash provided by operating activities increased $1.8 million to $16.8 million from net cash provided by operating activities of $15.0 million for the three months ended March 31, 2004. This increase was primarily attributable to an 20.5% increase in operating income versus the prior year.

     For the three months ended March 31, 2005, net cash used in investing activities increased $75.0 million to $84.1 million from net cash used in investing activities of $9.0 million for the three months ended March 31, 2004. This increase was primarily attributable to the timing and funding of acquisitions and the purchase of certain intangible assets. We completed several acquisitions of radio stations during both the current and prior year periods (see Historical Acquisitions section). However, acquisitions completed during the prior year were funded primarily with shares of our Class A Common Stock and required only a nominal cash outlay. Acquisitions completed during the current year were funded entirely in cash.

     For the three months ended March 31, 2005, net cash provided by financing activities totaled $41.0 million compared to net cash used in financing activities of $10.6 million during the three months ended March 31, 2004. Net cash provided during the current year was primarily due to borrowings under our Credit Facility. Net cash used during the prior year was primarily utilized to repay outstanding borrowings.

     Historical Acquisitions. During the three months ended March 31, 2005, we completed three acquisitions of ten radio stations across four markets and the acquisition of a studio facility, with an aggregate purchase price of $47.6 million. Of the $47.6 million required to fund the acquisitions, $47.4 million was funded in cash and $0.2 million represented capitalizable acquisition costs.

     On March 31, 2005, we purchased the broadcast license for KVST-FM, licensed to LaPorte, Texas and serving Houston, Texas, for $34.8 million. Of the $34.8 million required to purchase the broadcast license, $31.1 million was funded in cash, $1.0 million had been previously funded in the form of a cash escrow deposit and $2.7 million was paid in capitalizable acquisition costs. During the second quarter of 2005, we expect to complete the construction of a broadcast tower and transmitter site for this station and will commence broadcasting and operation. The addition of KVST-FM represents our second FM station in the Houston market.

     Pending Acquisitions. As of March 31, 2005, we were a party to agreements to acquire two stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $2.3 million, all of which we expect to fund in cash. We intend to finance the pending acquisitions with cash on hand, cash flows from operations, the proceeds of borrowings under our Credit Facility or future credit facilities and other sources to be identified. Our ability to complete pending acquisitions may be dependent on our ability to obtain additional equity or debt financing on favorable terms, if at all. There can be no assurance that, if needed, we would be able to obtain such financing on favorable terms, if at all. As of March 31, 2005, $1.6 million of escrow deposits were outstanding related to pending transactions. In the event that we are unable to obtain any financing necessary to consummate those remaining pending acquisitions, we could be liable for approximately $1.6 million.

     We expect to consummate most of our pending acquisitions during 2005, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time we complete acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the requirement that we divest the assets we have acquired.

     Acquisition Shelf Registration Statement. We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of March 31, 2005, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various completed acquisitions.

     Sources of Liquidity. We financed the cash components of our 2005 acquisitions primarily with borrowings under our Credit Facility and cash flows from operations.

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

     On July 15, 2004 we completed another amendment and restatement of our existing Credit Agreement. Under the terms of this amendment and restatement, $100.0 million of principal outstanding under the eight-year term loan facility was retired and simultaneously redrawn under the seven-year term loan facility. In the aggregate there were no changes in amounts outstanding under the Credit Facility as a result of the amendment and restatement. The amendment and restatement also reduced by 0.5% the margin applicable to both Alternate Base Rate and Adjusted LIBO Rate borrowings under both the seven-year and eight-year term loan facilities. In addition, certain financial restrictive covenants were amended as a part of the amendment and restatement, which generally give us greater flexibility through fiscal year 2005. The terms of the seven-year revolving commitment were not amended. In connection with the amendment and restatement of the Credit Agreement, we recorded a loss on early extinguishments of debt of $2.1 million, which was comprised of a $1.5 million write-off of previously capitalized debt issuance costs and $0.6 million of legal and professional fees.

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

     The Credit Facility consists of a seven-year revolving commitment of $181.9 million, a seven-year term loan facility of $202.7 million, an eight-year term loan facility of $220.9 million and an eight year term loan facility of $75.0 million. The amount available under the seven-year revolving commitment will be automatically reduced by 17.5% of the initial aggregate principal amount ($181.9 million) in fiscal year 2006, 33.0% in fiscal year 2007, 37.0% in fiscal 2008 and 12.5% in fiscal year 2009. During the three months ended March 31, 2005, we made scheduled principal payments of $7.6 million on the seven-year term loan facility and $0.7 million on the eight-year term loan facilities. In connection with acquisitions completed during the three months ended March 31, 2005, we drew down a total of $49.0 million under our seven-year revolving loan commitment. As of March 31, 2005, $179.5 million was outstanding under the seven-year term loan facility, $293.9 million was outstanding under the eight-year term loan facilities and $49.0 million was outstanding under the seven-year revolving loan commitment.

     Our obligations under the Credit Facility are secured by a pledge of substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by our subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of our direct and indirect domestic subsidiaries (except the capital stock of Broadcast Software International, Inc., referred to as BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI, and are required to be guaranteed by any additional subsidiaries we acquire.

     Both the revolving commitment and the term loan borrowings under the Credit Facility bear interest, at our option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 5.75% as of March 31, 2005) plus a margin ranging between 0.25% to 0.75%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 2.75% as of March 31, 2005) plus a margin ranging between 1.25% to 1.75% (in each case dependent upon our leverage ratio). At March 31, 2005 our effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the Credit Facility was 4.39%.

     In March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at March 31, 2005, our effective interest rate on loan amounts outstanding under the Credit Facility is 3.96%.

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

     Under the terms of the Credit Agreement, we are subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest and fixed charge coverage covenants, limitations on asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the Credit Agreement. At March 31, 2005, we were in compliance with such financial and operating covenants.

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

Summary Disclosures About Contractual Obligations and Commercial Commitments

     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2005 (dollars in thousands):

Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)(2)	$522,763	$43,491	$86,980	$392,292	$—

Acquisition obligations (3)	700	700	—	—	—
FCC auctions (4)	2,768	2,768	—	—	—
Operating leases	38,257	7,361	11,601	7,338	11,957
Digital radio capital obligations (5)	24,000	1,000	5,000	6,500	11,500
Other operating contracts(6)	35,168	8,733	18,708	7,727	—

Total Contractual Cash Obligations	$623,656	$64,053	$122,289	$413,857	$23,457

(1)	Under our Credit Agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at March 31, 2005, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $85.2 million of interest on borrowings through March 2010 ($16.9 million due in less than 1 year, $39.9 million due in years 2 and 3, $27.6 million due in years 4 and 5 and $0.8 million due after 5 years).

(3)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations.

(4)	Amount is reflective of the unfunded obligation relative to seven FM frequencies we won in an auction sponsored by the FCC.

(5)	Amount represents the estimated capital requirements to convert 240 of our stations to a digital broadcasting format.

(6)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms. In addition, amounts include $4.1 million of station acquisition purchase price which was deferred beyond the closing of the transaction and which is being paid monthly over a 5 year period.

Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years
Letter of Credit(1)	$105	$105	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2005, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.3 million for the three months ended March 31, 2005. As part of our efforts to mitigate interest rate risk, in March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $222.8 million of borrowings outstanding at March 31, 2005 which are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.5 million for the three months ended March 31, 2005.

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

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

     There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we are involved in various legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, our management does not believe, based upon currently available facts, that the ultimate resolution of any such proceedings would have a material adverse effect on our overall financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

10.1	Form of Stock Option Agreement (1998 Stock Incentive Plan, 1999 Stock Incentive Plan, 2000 Stock Incentive Plan, 2002 Stock Incentive Plan)

10.2	Form of Stock Option Agreement (2004 Equity Incentive Plan)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: May 10, 2005	By:	/s/ Martin R. Gausvik

Executive Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

10.1	—	Form of Stock Option Agreement (1998 Stock Incentive Plan, 1999 Stock Incentive Plan, 2000 Stock Incentive Plan, 2002 Stock Incentive Plan)

10.2		Form of Stock Option Agreement (2004 Equity Incentive Plan)

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.