Form 10-Q
period 2005-06-30
CUMULUS MEDIA INC
filed 2005-08-09
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from to
Commission file number 000-24525

CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4159663 (I.R.S. Employer Identification No.)

14 Piedmont Center, Suite 1400, Atlanta, GA (Address of Principal Executive Offices)	30305 (ZIP Code)
(404) 949-0700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 31, 2005, the registrant had outstanding 66,821,382 shares of common stock consisting of (i) 54,545,752 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,669	$31,960
Accounts receivable, less allowance for doubtful accounts of $2,346 and $2,650, respectively	62,073	54,834
Prepaid expenses and other current assets	5,544	8,366
Deferred tax assets	308	416

Total current assets	70,594	95,576
Property and equipment, net	92,102	93,206
Intangible assets, net	1,202,896	1,132,736
Goodwill	287,354	276,060
Other assets	16,284	18,819

Total assets	$1,669,230	$1,616,397

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$19,856	$19,078
Current portion of long-term debt	43,364	40,957

Total current liabilities	63,220	60,035
Long-term debt	463,700	441,145
Other liabilities	7,002	4,642
Deferred income taxes	247,614	234,242

Total liabilities	781,536	740,064

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 58,264,290 and 57,677,996 shares issued, respectively; 56,864,861 and 56,673,567 shares outstanding, respectively	583	577
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury Stock, at cost, 1,004,429 shares	(14,640)	(14,640)
Accumulated other comprehensive income	721	2,867
Additional paid-in-capital	1,014,947	1,011,075
Accumulated deficit	(109,047)	(118,676)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	887,694	876,333

Total liabilities and stockholders’ equity	$1,669,230	$1,616,397

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net revenues	$87,440	$86,314	$159,563	$151,764
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $995, $769, $1,638 and $1,591, respectively)	54,506	52,620	105,024	98,915
Depreciation and amortization	5,455	5,065	10,812	10,059
LMA fees	198	710	546	1,297
Corporate general and administrative (excluding non-cash stock compensation (income) expense of $1,697, $(125), $1,668 and $(216), respectively)	3,850	3,870	7,595	7,426
Non-cash stock compensation	1,697	(125)	1,668	(216)
Restructuring charges (credits)	(215)	(21)	(215)	(21)

Total operating expenses	65,491	62,119	125,430	117,460

Operating income	21,949	24,195	34,133	34,304

Nonoperating income (expense):
Interest expense	(6,575)	(4,593)	(11,796)	(10,134)
Interest income	459	188	793	296
Loss on early extinguishment of debt	—	—	—	(462)
Other income (expense), net	(19)	(14)	(21)	13

Total nonoperating expenses, net	(6,135)	(4,419)	(11,024)	(10,287)

Income before income taxes	15,814	19,776	23,109	24,017

Income tax expense	(7,008)	(6,557)	(13,480)	(12,782)

Net income	$8,806	$13,219	$9,629	$11,235

Basic and diluted income per common share:
Basic income per common share	$0.13	$0.19	$0.14	$0.16

Diluted income per common share	$0.12	$0.18	$0.14	$0.16

Weighted average basic common shares outstanding	69,127,823	69,877,036	69,107,566	68,121,870

Weighted average diluted common shares outstanding	70,540,542	72,860,626	70,583,003	71,263,939

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income	$9,629	$11,235
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	—	462
Depreciation	10,457	9,624
Amortization of intangible assets and other assets	356	434
Amortization of debt issuance costs	129	129
Provision for doubtful accounts	1,638	1,591
Adjustment of the fair value of derivative instruments	703	(391)
Deferred income taxes	13,480	12,782
Non-cash stock compensation	1,668	(216)
Net gain on disposition of fixed assets	(480)	—
Adjustment of restructuring charges	(215)	(21)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,879)	(10,136)
Prepaid expenses and other current assets	2,822	2,170
Accounts payable and accrued expenses	2,969	1,635
Other assets	(3,217)	(1,040)
Other liabilities	1,475	(730)

Net cash provided by operating activities	32,535	27,528

Cash flows from investing activities:
Acquisitions	(47,389)	(7,221)
Purchase of Intangible Assets	(34,908)	—
Escrow deposits on pending acquisitions	(1,500)	(1,035)
Capital expenditures	(3,762)	(4,828)
Proceeds from sale of fixed assets	750	—
Other	(367)	(444)

Net cash used in investing activities	(87,176)	(13,528)

Cash flows from financing activities:
Proceeds from bank credit facility	57,000	—
Repayments of borrowings from bank credit facility	(32,038)	(17,750)
Payments for debt issuance costs	(73)	(400)
Proceeds from issuance of common stock	461	900

Net cash provided by (used in) financing activities	25,350	(17,250)

Decrease in cash and cash equivalents	(29,291)	(3,250)
Cash and cash equivalents at beginning of period	$31,960	$6,720
Cash and cash equivalents at end of period	$2,669	$3,470
Non-cash operating and financing activities:
Trade revenue	$8,232	$9,082
Trade expense	8,001	8,949
Assets acquired through notes payable	—	5,000
Issuance of common stock in exchange for acquired businesses	—	71,344
See accompanying notes to consolidated financial statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2005.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
2. Stock Based Compensation
     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income if the fair value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands except for per share data).

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$8,806	$13,219	$9,629	$11,235
Add: Stock-based compensation expense included in reported net income	1,697	(125)	1,668	(216)
Deduct: Total stock based compensation expense determined under fair value-based method	(4,700)	(2,561)	(7,933)	(5,156)

Pro forma net income	$5,803	$10,533	$3,364	$5,863

Basic income per common share:
As reported	$0.13	$0.19	$0.14	$0.16
Pro forma	$0.08	$0.15	$0.05	$0.09
Diluted income per common share:
As reported	$0.12	$0.18	$0.14	$0.16
Pro forma	$0.08	$0.14	$0.05	$0.08
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
3. Restricted Stock
     On April 25, 2005, the Compensation Committee of the Board of Directors granted 145,000 restricted shares of its Class A Common Stock to certain officers. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.9 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the three months ended June 30, 2005, the Company recognized $0.1 million of non-cash stock compensation expense related to these restricted shares.
     On October 14, 2004, the Company entered into a new employment agreement with its Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. This agreement provided that Mr. Dickey would be granted 250,000 restricted shares of Class A Common Stock in each of 2005, 2006 and 2007.
     In accordance with his agreement, on April 25, 2005, the Compensation Committee of the Board of Directors granted 250,000 restricted shares to Mr. Dickey. Following the award, management concluded that, in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement (October 14, 2004), for both the restricted shares issued in April 2005 and the restricted shares the Company is obligated to issue in 2006 and 2007. As a result, management believes the Company should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. Dickey’s employment agreement beginning in the fourth quarter of 2004. Management assessed the materiality of the related non-cash stock compensation expense attributable to 2004 and the first and second quarters of 2005 and concluded that due to the immateriality of the charges and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary. As a result, management recorded the expense attributable to 2004 and the first quarter of 2005, together with amounts attributable to the current period, during the three months ended June 30, 2005. Non-cash stock compensation attributable to 2004 and the first quarter of 2005 totaled $0.5 million and $0.6 million, respectively. Non-cash stock compensation expense attributable to Mr. Dickey’s shares for the three months ended June 30, 2005 totaled $0.6 million.
     Consistent with terms of the awards and Mr. Dickey’s employment agreement, of the restricted shares issued to Mr. Dickey in April 2005, 125,000 shares were granted as time-vested restricted shares and 125,000 were issued as performance restricted shares. The time-vested restricted shares are subject to the continued employment of Mr. Dickey. One-half of the time-vested shares will vest after two years of continuous employment. An additional one-eighth of the remaining time-vested shares will vest each quarter during the third and fourth years following the date of grant.
     Vesting of one-half of the performance restricted shares is dependent upon the achievement of certain board-approved financial targets for the first fiscal year following the date of grant and two years of continuous employment. Vesting of the remaining one-half of the performance restricted shares is dependent upon achievement of certain board approved financial targets for the second fiscal year following the date of grant and two years of continuous employment. Any performance restricted shares that do not vest based on the performance measures will vest on the eighth anniversary of the grant date, provided that Mr. Dickey has remained employed with the Company through that date. As of June 30, 2005, management believes it is probable that the performance targets will be met.
     The fair value on the effective grant date (October 14, 2004) of the restricted shares to be issued to Mr. Dickey, pursuant to his employment agreement, was $10.2 million.
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
     The following table presents the restructuring liability at December 31, 2004 and June 30, 2005 and the related activity applied to the balances for the six months ended June 30, 2005 (dollars in thousands):

	Restructuring
	Liability	Liability	Liability	Restructuring
	December 31,	Utilized	Reversed in	Liability
Expense Category	2004	in 2005	2005	June 30, 2005
Lease termination costs — office relocation	$59	(42)	(17)	$—
Accrued Internet contractual obligations	183	—	(183)	—
Internet lease termination costs	47	(32)	(15)	—

Restructuring liability totals	$289	(74)	(215)	$—

     As of June 30, 2005, the Company had satisfied all remaining lease and contractual obligations related to the restructuring programs and, accordingly, the Company reversed the remaining unutilized liability. The reversal of liability related to the restructuring has been presented in the Consolidated Statements of Operations as a component of restructuring charges (credits), consistent with the presentation of the original restructuring charge.
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

New Derivative Instruments
     In May 2005, Cumulus entered into a forward-starting LIBOR based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap, which will be effective from March 2006 through March 2009, will change the variable-rate cash flow exposure on the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the May 2005 Swap, Cumulus will receive LIBOR based variable interest rate payments and make fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.
     The fair value of the May 2005 Swap is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the May 2005 Swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. The balance sheet as of June 30, 2005 reflects other long-term assets of $1.4 million to reflect the fair value of the May 2005 Swap.
     In order to affect the lowest fixed rate under the May 2005 Swap, Cumulus also entered into an interest rate option agreement in May 2005 (the “May 2005 Option”), which provides for the counterparty to the May 2005 Swap, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2009 through March of 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results. Interest expense for the three and six months ended June 30, 2005 includes $0.8 million of net losses and the balance sheet as of June 30, 2005 reflects other long-term liabilities of $4.1 million to reflect the fair value of the May 2005 Option.
Pre-Existing Derivative Instruments
     Cumulus previously entered into a LIBOR based interest rate swap arrangement in March of 2003 (the “March 2003 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The March 2003 Swap changed the variable-rate cash flow exposure on the long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The March 2003 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.
     The fair value of the March 2003 Swap has been determined periodically by obtaining quotations from the financial institution that is the counterparty to the March 2003 Swap. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the March 2003 Swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three and six months ended June 30, 2005, $0.8 million and $1.2 million of income, respectively, related to the March 2003 Swap was reported as a reduction of interest expense and represents a yield adjustment of the hedged debt obligation. The balance sheet as of June 30, 2005 reflects other long-term assets of $3.7 million to reflect the fair value of the March 2003 Swap.

     In order to affect the lowest fixed rate under the March 2003 Swap, Cumulus also entered into an interest rate option agreement in March 2003 (the “March 2003 Option”), which provided for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the March 2003 Swap for two additional years, from March of 2006 through March of 2008. The March 2003 Option could only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results.
     In May 2005 and in connection with the execution of the May 2005 Option, the Company terminated the March 2003 Option. As of the termination date, the balance sheet reflected a long-term liability of less than $0.1 million, which the Company eliminated and recorded as a component of interest expense as a net gain.
6. Acquisitions and Dispositions
Pending Acquisitions
     As of June 30, 2005, the Company was a party to agreements to acquire two stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $2.3 million, which the Company expects to fund in cash.
     As of June 30, 2005, the Company was also a party to two asset exchange agreements, under which the Company has agreed to transfer two stations in its Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market.
     Also as of June 30, 2005, the Company was a party to an agreement to sell one station in its Blacksburg, Virginia market for $1.9 million in cash.
Completed Acquisitions
     The Company had no acquisition activity during the quarter ended June 30, 2005.
     During the quarter ended March 31, 2005, the Company completed three acquisitions of ten radio stations in four markets and the acquisition of a studio facility. Of the $47.8 million required to fund these acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable acquisition costs. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.
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
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisitions completed during the six months ended June 30, 2005 (dollars in thousands):

Property and equipment	$5,860
Intangible assets	30,645
Goodwill	11,294

Total assets acquired	47,799

Current liabilities	(14)

Total liabilities assumed	(14)

Net assets acquired	$47,785

     All of the Company’s acquisitions have been accounted for by the purchase method of accounting. As such, the accompanying consolidated balance sheets include the acquired assets and liabilities and the accompanying statements of operations include the results of operations of the acquired entities from their respective dates of acquisition.
     The unaudited consolidated condensed pro forma results of operations data for the three and six months ended June 30, 2005 and 2004, reflect adjustments as if all acquisitions and dispositions completed during 2004 and during the first and second quarter of 2005 occurred at January 1, 2004 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net revenues	$87,440	$86,314	$159,563	$156,241
Operating income	22,146	24,514	34,501	35,490
Net income	9,003	11,827	9,996	11,718

Basic income per common share	$0.13	$0.17	$0.14	$0.17
Diluted income (loss) per common share	$0.13	$0.16	$0.14	$0.16
     Escrow funds of approximately $4.0 million paid by the Company in connection with pending acquisitions have been classified as Other Assets at June 30, 2005 in the accompanying consolidated balance sheet.
     At June 30, 2005 the Company operated two stations under local marketing agreements (“LMAs”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three and six months ended June 30, 2005 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or June 30, 2005.
Goodwill and Other Intangible Assets
Purchase of Station Licenses
     In November 2004, the FCC held an auction where it made available approximately 290 FM frequencies for acquisition. The Company actively participated in this auction and as of its close was the winning bidder for seven frequencies with an aggregate purchase price of $8.6 million. During the six months ended June 30, 2005, the Company completed the purchase of five of the seven frequencies. Of the $5.0 million required to purchase the four frequencies, $3.7 million was funded in cash and $1.2 million had been previously funded in the form of an escrow deposit in cash. The Company expects to complete the purchase of the remaining two frequencies for $3.6 million in cash during the third quarter of 2005.
     On March 31, 2005, the Company purchased the broadcast license for KVST-FM, licensed to LaPorte, Texas and serving Houston, Texas, for $34.8 million. Of the $34.8 million required to purchase the broadcast license, $31.1 million was funded in cash, $1.0 million had been previously funded in the form of a cash escrow deposit and $2.7 million was paid in capitalizable acquisition costs. During the second quarter of 2005, the Company completed the construction of a broadcast tower and transmitter site for this station and commenced broadcasting and operations.

     The following tables summarize the June 30, 2005 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the six months ended June 30, 2005 and June 30, 2004 and the estimated amortization expense for the five succeeding fiscal years (dollars in thousands):

	June 30,	December 31,
	2005	2004
Amortized Intangible Assets: Non-Compete Agreements
Gross Carrying Value	$3,850	$3,850
Accumulated Amortization	(3,225)	(2,869)

Net Value	625	981
Unamortized Intangible Assets:
Licenses for Digital Broadcasting Technology	1,200	1,200
FCC Broadcast Licenses	1,201,071	1,130,555

	1,202,271	1,131,755

Aggregate Amortization Expense for Non-Compete Agreements:
Three months ended June 30, 2005	157
Three months ended June 30, 2004	217
Six months ended June 30, 2005	356
Six months ended June 30, 2004	434
Estimated Amortization Expense:
For the year ending December 31, 2005	$669
For the year ending December 31, 2006	$290
For the year ending December 31, 2007	$10
For the year ending December 31, 2008	$10
For the year ending December 31, 2009	$2
     A summary of changes in the carrying amount of goodwill for the six months ended June 30, 2005 follows (dollars in thousands):

Goodwill
Balance as of December 31, 2004	$276,060
Acquisitions	11,294
Dispositions	—

Balance as of June 30, 2005	$287,354

7. Earnings Per Share
     The following table sets forth the computation of basic and diluted income per share for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share data).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Numerator:
Net income	$8,806	$13,219	$9,629	$11,235
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	69,128	69,877	69,108	68,122
Effect of dilutive securities:
Options	1,382	2,984	1,453	3,142
Restricted Shares	31	—	22

Shares applicable to diluted income per common share	70,541	72,861	70,583	71,264

Basic income per common share	$0.13	$0.19	$0.14	$0.16

Diluted income per common share	$0.12	$0.18	$0.14	$0.16

     The Company has issued to key executives and employees restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At June 30, 2005 and 2004 the following restricted stock and options to purchase common stock were issued and outstanding:

	June 30,	June 30,
	2005	2004
Restricted shares of Class A Common Stock	395,000	—
Options to purchase Class A Common Stock	8,746,347	8,444,401
Options to purchase Class C Common Stock	1,500,690	1,500,690
     For the three and six months ended June 30, 2005, 7,557,780 and 7,403,780 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period. Likewise, for the three and six months ended June 30, 2004, 2,655,718 and 1,236,813 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding for the same reason.
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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$8,806	$13,219	$9,629	$11,235
Change in the fair value of derivative instruments	(2,974)	5,455	(2,146)	2,809

Comprehensive income	$5,832	$18,674	$7,483	$14,044

9. Commitments and Contingencies
     As of June 30, 2005 the Company had entered into various asset purchase agreements to acquire radio stations in exchange for cash. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the cash portion of pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $4.0 million in purchase price.
     During the three months ended June 30, 2005, the Company terminated its existing contract with Interep National Radio Sales, Inc. and engaged Katz Media Group, Inc. (“Katz”) to represent the Company as its national advertising sales agent. The new contract with Katz provides for certain performance targets which, if not achieved by Katz, entitle the Company to receive a rebate of a portion or all of the commissions paid or payable on an annual basis. Likewise, in the event the performance targets are achieved, the Company may be liable for increased commissions. The Company will continually evaluate the performance of its new national advertising sales agent against the contractual targets and will record any rebate earned or increased commission realized as an adjustment of commission expense, which is a component of station operating expenses.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $29.2 million as of June 30, 2005 and will be paid in accordance with the agreement through July 2009.
     In May 2005, the Company reached a settlement with certain of its insurance providers related to revenue and property loss claims submitted in late 2004. Accordingly, during the three months ended June 30, 2005, the Company recorded a $0.4 million gain, representing station revenues recouped related to a business interruption claim. The Company also recorded a $0.5 million gain related to certain property loss claims. These gains were recorded as a component of operating income.
     In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable the Company to convert to and utilize digital broadcasting technology on 240 of the Company’s stations. Under the terms of the agreement, the Company has committed to convert the 240 stations over a seven year period beginning in the second half of 2005. The conversion of stations to the digital technology will require an investment in certain capital equipment over the next 4-5 years.
     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
10. Subsequent Events
     On September 28, 2004, the Board of Directors of the Company authorized the repurchase, from time to time, of up to $100 million of its Class A Common Stock. Subsequent to June 30, 2005 and through August 3, 2005, and consistent with the Board approved repurchase plan, the Company repurchased 2,452,159 shares of its Class A Common Stock in the open market at an average repurchase price per share of $12.21. Cumulatively, the Company has repurchased 3,456,588 shares of its Class A Common Stock since approval of the Board’s repurchase plan.
     On July 14, 2005, the Company entered into a new $800 million Credit Agreement, which provides for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. The proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, were used by the Company primarily to repay all amounts owed under its prior credit facility.
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
Overview
     The following is a discussion of the key factors that have affected our business since its inception on May 22, 1997. The following information should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere in this report.
     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of June 30, 2005, we owned and operated 307 stations in 61 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisitions) to 2 stations in 2 U.S. markets. We are the second largest radio broadcasting company in the United States based on number of stations. We believe we are the eighth largest radio broadcasting company in the United States based on 2004 pro forma net revenues. We will own and operate a total of 310 radio stations (228 FM and 82 AM) in 61 U.S. markets upon consummation of all our pending acquisitions and divestitures.
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
     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the six months ended June 30, 2005 and 2004. We continually seek to continue to minimize our use of trade agreements.
     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2005 and 2004, 88% and 86% of our revenues, respectively, were from local advertising. We generate national advertising revenue with the assistance of an outside national representation firm. During the second quarter of 2005, we terminated our existing contract with Interep National Radio Sales, Inc. and engaged Katz Media Group, Inc. (“Katz”) to represent the Company as its national advertising sales agent. Our decision to change national representation firms was primarily driven by a developing downward trend in national advertising revenue growth. While we believe that national advertising revenue has softened throughout much of the radio industry in recent periods, thus contributing to the downturn, we believe that Katz has the experience and resources to improve the performance of this particular source of revenue for the Company.
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
Results of Operations
     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended	Percent Change
	June 30, 2005	June 30, 2004	2005 vs. 2004
STATEMENT OF OPERATIONS DATA:
Net revenues	$87,440	$86,314	1.3%
Station operating expenses excluding depreciation, amortization and LMA fees	54,506	52,620	3.6%
Depreciation and amortization	5,455	5,065	7.7%
LMA fees	198	710	(72.1)%
Corporate general and administrative (excluding non-cash stock compensation expense)	3,850	3,870	(0.5)%
Non-cash stock compensation	1,697	(125)	* *
Restructuring charges (credits)	(215)	(21)	* *
Operating income	21,949	24,195	(9.3)%
Interest expense, net	(6,116)	(4,405)	38.8%
Other expense, net	(19)	(14)	35.7%
Income tax expense	(7,008)	(6,557)	6.9%
Net income	$8,806	$13,219	(33.4)%

OTHER DATA:
Station Operating Income (1)	32,934	33,694	(2.3)%
Station Operating Income Margin (2)	37.7%	39.0%

	For the Six	For the Six
	Months Ended	Months Ended	Percent Change
	June 30, 2005	June 30, 2004	2005 vs. 2004
STATEMENT OF OPERATIONS DATA:
Net revenues	$159,563	$151,764	5.1%
Station operating expenses excluding depreciation, amortization and LMA fees	105,024	98,915	6.2%
Depreciation and amortization	10,812	10,059	7.5%
LMA fees	546	1,297	(57.9)%
Corporate general and administrative (excluding non-cash stock compensation expense)	7,595	7,426	2.3%
Non-cash stock compensation	1,668	(216)	**
Restructuring charges (credits)	(215)	(21)	**
Operating income	34,133	34,304	(0.5)%
Interest expense, net	(11,003)	(9,838)	11.8%
Loss on early extinguishment of debt	—	(462)	(100.0)%
Other income (expense), net	(21)	13	**
Income tax expense	(13,480)	(12,782)	5.5%
Net income:	$9,629	$11,235	(14.3)%

OTHER DATA:
Station Operating Income (1)	54,539	52,849	3.2%
Station Operating Income Margin (2)	34.2%	34.8%
Cash flows related to:
Operating activities	32,535	27,528	18.2%
Investing activities	(87,176)	(13,528)	**
Financing activities	25,350	(17,250)	**
Capital expenditures	$3,762	$4,828	(22.1)%

**	Calculation is not meaningful.
(1)	Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.
(2)	Station Operating Income Margin is defined as Station Operating Income as a percentage of net revenues.
Three Months Ended June 30, 2005 Versus the Three Months Ended June 30, 2004.
     Net Revenues. Net revenues increased $1.1 million, or 1.3%, to $87.4 million for the three months ended June 30, 2005 from $86.3 million for the three months ended June 30, 2004. This increase was primarily attributable to a 5.2% increase in local advertising revenue versus the prior year, offset by a 17.7% decrease in national advertising revenue.
     In addition, on a same station basis, net revenue for the 275 stations in 56 markets operated for at least a full year increased $1.1 million or 1.3% to $80.4 million for the three months ended June 30, 2005, compared to same station net revenues of $79.3 million for the three months ended June 30, 2004. The increase in same station net revenue was primarily attributable to a 5.0% increase in local advertising revenue offset by a 14.9% decrease in same station national advertising revenue.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $1.9 million, or 3.6%, to $54.5 million for the three months ended June 30, 2005 from $52.6 million for the three months ended June 30, 2004. This increase was primarily attributable to (1) increased programming and selling expenses associated with operating our station platform (approximately $1.1 million of increase) and (2) expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $0.8 million of increase). The provision for doubtful accounts was $1.0 million for the three months ended June 30, 2005 as compared to $0.8 million during the three months ended June 30, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the three months ended June 30, 2005 and was consistent with the prior year.
     On a same station basis, for the 275 stations in 56 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $1.8 million, or 3.7%, to $49.8 million for the three months ended June 30, 2005 compared to $48.1 million for the three months ended June 30, 2004. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to (1) increased programming and selling expenses associated with operating our station platform (approximately $1.0 million of increase) and (2) expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with continuing promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $0.8 million of increase).
     Depreciation and Amortization. Depreciation and amortization increased $0.4 million, or 7.7%, to $5.5 million for the three months ended June 30, 2005 compared to $5.1 million for the three months ended June 30, 2004. This increase was primarily attributable to depreciation and amortization associated with radio station acquisitions consummated subsequent to June 30, 2004.
     LMA Fees. LMA fees totaled $0.2 million for the three months ended June 30, 2005, from $0.7 million for the three months ended June 30, 2004. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Beaumont, Texas and a station operated under a joint services agreement in Nashville, Tennessee.
     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses totaled $3.9 million for the three months ended June 30, 2005 as compared to $3.9 million for the three months ended June 30, 2004.
     Non-Cash Stock Compensation. Non-cash stock compensation expense increased to $1.7 million for the three months ended March 31, 2005, as compared with a $0.1 million non-cash stock compensation credit in the prior year. Non-cash stock compensation recorded in the current period is primarily comprised of (1) expense associated with 250,000 restricted shares of Class A Common Stock awarded to Lewis W. Dickey, Chairman and CEO, in April 2005, pursuant to his employment agreement dated October 14, 2004; (2) expense associated with the additional 250,000 restricted shares of Class A Common Stock to be awarded to Mr. Dickey in each of 2006 and 2007, again pursuant to his employment agreement dated October 14, 2004; and (3) expense associated with 145,000 restricted shares of Class A Common Stock issued to certain of our other officers during the second quarter of 2005.
     With regard to the non-cash stock compensation expense attributable to Mr. Dickey, following the award of shares in April 2005 management concluded that, in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement, for both the restricted shares issued in April 2005 and the restricted shares to be issued in 2006 and 2007. As a result, management believes it should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. Dickey’s employment agreement beginning in the fourth quarter of 2004. Management assessed the materiality of non-cash stock compensation expense attributable to 2004 and the first and second quarter of 2005 and concluded that due to the immateriality of the charges and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary. As a result, management recorded the expense attributable to Mr. Dickey’s restricted shares for 2004 and the first quarter of 2005, together with amounts attributable to the current period, during the three months ended June 30, 2005. Non-cash stock compensation attributable to 2004 and the first quarter of 2005 totaled $0.5 million and $0.6 million, respectively. Non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for the current period totaled $0.6 million.
     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, increased by $1.7 million, or 38.8%, to $6.1 million for the three months ended June 30, 2005 compared to $4.4 million for the three months ended June 30, 2004. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase/
	June 30, 2005	June 30, 2004	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$6,204	$3,977	$2,227
Bank Borrowings yield adjustment — interest rate swap arrangement	(764)	685	(1,449)
Change in fair value of interest rate option agreement	809	(758)	1,567
Other interest expense	326	689	(363)
Interest income	(459)	(188)	271

Interest expense, net	$6,116	$4,405	$1,711

     Income Taxes. Income tax expense increased by $0.5 million, to $7.0 million for the three months ended June 30, 2005 compared to income tax expense of $6.6 million for the three months ended June 30, 2004. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods.
     Station Operating Income. As a result of the factors described above, Station Operating Income decreased $0.8 million, or 2.3%, to $32.9 million for the three months ended June 30, 2005 compared to $33.7 million for the three months ended June 30, 2004. Station Operating Income consists of operating income (loss) before depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges (credits). Station Operating Income serves as a starting point for our management to analyze the cash flow generated by our business by measuring the profitability of our station portfolio and its contribution to the funding of our other operating expenses and to the funding of debt service and acquisitions. Station Operating Income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non cash stock compensation and restructuring and impairment charges (credits) from the measure as they do not represent cash payments related to the operation of the stations. We believe that Station Operating Income, although not a measure that is calculated in accordance with GAAP, nevertheless is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcast industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the metric to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is the primary metric that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our stockholders, and the public, with an analysis of our performance that is consistent with that utilized by our management. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.

     Reconciliation of Non-GAAP Financial Measure. Net cash provided by operating activities as presented in the accompanying consolidated statements of cash flows is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles net cash provided by operating activities to Station Operating Income (dollars in thousands):

	Three Months Ended
	June 30,
	2005	2004
Net cash provided by operating activities	$15,686	$12,528
Cash payments for LMA fees	197	710
Excess of accrual based station operating expenses to cash payments	8,400	10,814
Cash payments for Corporate general and administrative expenses	95	4,914
Cash payments for interest expense	8,784	4,230
Cash interest income	(459)	(188)
Other cash payments/adjustments	231	686

Station Operating Income	$32,934	$33,694

Six Months Ended June 30, 2005 versus the Six Months Ended June 30, 2004.
     Net Revenues. Net revenues increased $7.8 million, or 5.1%, to $159.6 million for the six months ended June 30, 2005 from $151.8 million for the six months ended June 30, 2004, primarily as a result of revenues associated with station acquisitions completed in March 2004.
     In addition, on a same station basis, net revenue for the 275 stations in 56 markets operated for at least a full year increased $3.6 million or 2.5% to $146.8 million for the six months ended June 30, 2005, compared to same station net revenues of $143.2 million for the six months ended June 30, 2004. The increase in same station net revenue was primarily attributable to a 5.7% increase in same station local advertising revenue, offset by a 9.5% decrease in same station national advertising revenue.
     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $6.1 million, or 6.2%, to $105.0 million for the six months ended June 30, 2005, from $98.9 million for the six months ended June 30, 2004. This increase was primarily a result of expenses associated with station acquisitions completed in March 2004. The provision for doubtful accounts was $1.6 million for the six months ended June 30, 2005, compared to $1.6 million during the six months ended June 30, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the six months ended June 30, 2005 and was consistent with the prior year.
     On a same station basis, for the 275 stations in 56 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $3.2 million, or 3.4%, to $96.2 million for the six months ended June 30, 2005, compared to $93.0 million for the six months ended June 30, 2004. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to (1) increased programming and selling expenses associated with operating our station platform (approximately $2.5 million of increase) and (2) expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $0.7 million of increase).
     Depreciation and Amortization. Depreciation and amortization increased $0.8 million, or 7.5%, to $10.8 million for the six months ended June 30, 2005, compared to $10.1 million for the six months ended June 30, 2004. This increase is the result of station assets acquired and related depreciation expense incurred related to station acquisitions completed during the six months ended June 30, 2004 and subsequent to June 30, 2004.
     LMA Fees. LMA fees decreased $0.8 million, or 57.9%, to $0.5 million for the six months ended June 30, 2005, from $1.3 million for the six months ended June 30, 2004. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Beaumont, Texas and a station operated under a joint services agreement in Nashville, Tennessee.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.2 million, or 2.3%, to $7.6 million for the six months ended June 30, 2005, compared to $7.4 million for the six months ended June 30, 2004. This increase was primarily attributable to increased employee costs associated with managing our growing portfolio of stations.
     Non-Cash Stock Compensation. Non-cash stock compensation expense increased to $1.7 million for the six months ended June 30, 2005, as compared with a $0.2 million non-cash stock compensation credit in the prior year. Non-cash stock compensation recorded in the current period is primarily comprised of (1) expense associated with 250,000 restricted shares of Class A Common Stock awarded to Lewis W. Dickey, Chairman and CEO, in April 2005, pursuant to his employment agreement dated October 14, 2004; (2) expense associated with the additional 250,000 restricted shares of Class A Common Stock to be awarded to Mr. Dickey in each of 2006 and 2007, again pursuant to his employment agreement dated October 14, 2004; and (3) expense associated with 145,000 restricted shares of Class A Common Stock issued to certain of our other officers during the second quarter of 2005. As described above, management recorded the non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for 2004 and the first quarter of 2005, together with amounts attributable to the current period, during the three months ended June 30, 2005. Non-cash stock compensation attributable to 2004 and the first quarter of 2005 totaled $0.5 million and $0.6 million, respectively. Non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for the three months ended June 30, 2005 totaled $0.6 million.
     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, increased by $1.2 million, or 11.8%, to $11.0 million for the six months ended June 30, 2005, compared to $9.8 million for the six months ended June 30, 2004. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Six Months Ended	Six Months Ended	Increase/
	June 30, 2005	June 30, 2004	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$11,446	$8,076	$3,370
Bank Borrowings yield adjustment — interest rate swap arrangement	(1,181)	1,363	(2,544)
Change in fair value of interest rate option agreement	703	(390)	1,093
Other interest expense	828	1,085	(257)
Interest income	(793)	(296)	497

Interest expense, net	$11,003	$9,838	$1,165

     Loss on Early Extinguishment of Debt. We recognized losses on the early extinguishment of debt of $0.5 million during the six months ended June 30, 2004. Losses in the prior year relate to the completion of an amendment and restatement of our prior credit agreement and the related retirement and replacement of our then existing eight year term loan facility of $325.0 million.
     Income Taxes. Income tax expense totaled $13.5 million for the six months ended June 30, 2005, compared to $12.8 million for the six months ended June 30, 2004. Tax expense incurred in the current and prior year, comprised entirely of deferred tax expense, was recorded to establish valuation allowances against net operating loss carry-forwards generated during the periods.
     Station Operating Income. As a result of the factors described above, Station Operating Income increased $1.7 million, or 3.2%, to $54.5 million for the six months ended June 30, 2005 compared to $52.8 million for the six months ended June 30, 2004.
     Reconciliation of Non-GAAP Financial Measures. Net cash provided by operating activities as presented in the accompanying consolidated statements of cash flows is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles net cash provided by operating activities to Station Operating Income (dollars in thousands):

	Six Months Ended
	June 30,
	2005	2004
Net cash provided by operating activities	$32,535	$27,528
Cash payments for LMA fees	545	1,297
Excess of accrual based station operating expenses to cash payments	4,268	1,964
Cash payments for Corporate general and administrative expenses	5,141	11,045
Cash payments for interest expense	12,581	11,081
Cash interest income	(793)	(296)
Other cash payments/adjustments	262	230

Station Operating Income	$54,539	$52,849

     Intangible Assets. Intangible assets, net of amortization, were $1.5 billion and $1.4 billion as of June 30, 2005 and December 31, 2004, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the six months ended June 30, 2005 is attributable to acquisitions completed during the first quarter. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in our financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing our operating strategies. During 2002, 2001 and 2000, we recognized gains from the sale of stations. We believe these gains indicate that certain internally generated intangible assets, which are not recorded for accounting purposes, can significantly increase the value of our portfolio of stations over time. Our strategic initiative to focus on our core radio business is designed to enhance the overall value of our stations and maximize the value of the related broadcast licenses.
Liquidity and Capital Resources
     Our principal needs for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit facilities, and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs for the next 12 months, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.
     For the six months ended June 30, 2005, net cash provided by operating activities increased $5.0 million to $32.5 million from net cash provided by operating activities of $27.5 million for the six months ended June 30, 2004.
     For the six months ended June 30, 2005, net cash used in investing activities increased $73.6 million to $87.2 million from net cash used in investing activities of $13.5 million for the six months ended June 30, 2004. This increase was primarily attributable to the timing and funding of acquisitions and the purchase of certain intangible assets. We completed several acquisitions of radio stations during both the current and prior year six-month periods (see Historical Acquisitions section). However, acquisitions completed during the prior year period were funded primarily with shares of our Class A Common Stock and required only a nominal cash outlay. Acquisitions and the purchase of certain intangible assets completed during the current year period were funded entirely in cash.

     For the six months ended June 30, 2005, net cash provided by financing activities totaled $25.4 million compared to net cash used in financing activities of $17.3 million during the six months ended June 30, 2004. Net cash provided during the current year period was primarily due to borrowings under our prior credit facility. Net cash used during the prior year period was primarily utilized to repay outstanding borrowings.
     Historical Acquisitions. During the six months ended June 30, 2005, we completed three acquisitions of ten radio stations across four markets and the acquisition of a studio facility, with an aggregate purchase price of $47.8 million. Of the $47.8 million required to fund the acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable acquisition costs.
     On March 31, 2005, we purchased the broadcast license for KVST-FM, licensed to LaPorte, Texas and serving Houston, Texas, for $34.8 million. Of the $34.8 million required to purchase the broadcast license, $31.1 million was funded in cash, $1.0 million had been previously funded in the form of a cash escrow deposit and $2.7 million was paid in capitalizable acquisition costs. During the second quarter of 2005, we completed the construction of a broadcast tower and transmitter site for this station and commenced broadcasting and operation. The addition of KVST-FM represents our second FM station in the Houston market.
     Pending Acquisitions. As of June 30, 2005, we were a party to agreements to acquire two stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $2.3 million, all of which we expect to fund in cash. We were also a party to two asset exchange agreements, under which we have agreed to transfer two stations in our Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. We intend to finance the pending acquisitions and the asset exchange transactions with cash on hand, cash flows from operations, the proceeds of borrowings under our current credit facility or future credit facilities and other sources to be identified. Our ability to complete future acquisitions may be dependent on our ability to obtain additional equity or debt financing on favorable terms. There can be no assurance that, if needed, we would be able to obtain such financing on favorable terms, if at all. As of June 30, 2005, approximately $4.0 million of escrow deposits were outstanding related to pending transactions. In the event that we are unable to obtain any financing necessary to consummate those remaining pending acquisitions, we could be liable for the approximately $4.0 million.
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
     Pending Dispositions. As of June 30, 2005 we are a party to an agreement to sell one station in our Blacksburg, Virginia market for $1.9 million in cash.
     Acquisition Shelf Registration Statement. We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of June 30, 2005, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various completed acquisitions.
     Sources of Liquidity. We financed the cash components of our 2005 acquisitions primarily with borrowings under our Credit Facility and cash flows from operations.
     As of June 30, 2005, we had $507.1 million outstanding under our credit facility, comprised of $462.1 million of term loan facility borrowings and $45.0 million of revolving credit facility borrowings. During the three and six months ended June 30, 2005, we made scheduled principal payments of $10.8 million and $19.2 million, respectively, on the term loan facilities. During the three and six months ended June 30, 2005, we drew down $8.0 million and $57.0 million, respectively, under our revolving credit facility and made repayments of $11.0 million. As of June 30, 2005, we had $136.9 million of availability under our revolving credit facility.

     Subsequent to the end of the quarter, on July 14, 2005 we entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement provides for a seven-year revolving credit facility of $400.0 million and a seven-year term loan facility in the aggregate principal amount of $400.0 million. We used the proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million under the revolving credit facility, to repay amounts owed under our prior credit facility ($514.1 million as of July 14, 2005). We intend to use the remaining proceeds from the credit facilities for working capital and general corporate purposes.
     As of July 30, 2005, $132.0 million was outstanding under the seven-year revolving credit facility and $400.0 million was outstanding under the seven-year term loan facility.
     Our obligations under the Credit Agreement are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by our subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of our direct and indirect domestic subsidiaries (except the capital stock of Broadcast Software International, Inc., referred to as BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Agreement are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI, and are required to be guaranteed by any additional subsidiaries we acquire.
     The term-loan facility will mature on July 14, 2012 and will amortize in equal quarterly installments beginning on March 31, 2007, in quarterly amounts as follows: for each quarter in 2007 and 2008, 1.25%; for each quarter in 2009 and 2010, 3.75%; and, for each quarter beginning on March 31, 2011 and through July 14, 2012, 10.0%. The revolving credit facility will also mature on July 14, 2012 and the commitment will remain unchanged up to that date.
     Both the revolving credit facility and the term loan facility bear interest, at our option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 6.25% as of June 30, 2005) plus a margin ranging between 0.0% to 0.25%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 3.25% as of June 30, 2005) plus a margin ranging between 0.675% to 1.25% (in each case dependent upon our leverage ratio). At June 30, 2005 our effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under our prior credit agreement was 5.1%. As of July 31, 2005 our effective interest rate, again excluding the interest rate swap agreement discussed below, loan amounts outstanding under our new credit facility was 4.7%.
     In March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at June 30, 2005, our effective interest rate on loan amounts outstanding under our prior credit facility was 4.3%. As of July 31, 2005, our effective interest rate on loan amounts outstanding under our new credit facility, including the fixed component of the swap, was 3.9%.
     In May 2005, we entered into a forward-starting interest rate swap agreement that will become effective as of the termination date of our pre-existing swap agreement (March 2006). When effective, this swap agreement will effectively fix the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009.
     A commitment fee calculated at a rate ranging from 0.25% to 0.375% per year (depending upon our leverage levels) of the average daily amount available under the revolving credit facility is payable quarterly in arrears, and fees in respect of letters of credit issued in accordance with the Credit Agreement equal to the interest rate margin then applicable to Eurodollar Rate loans under the revolving credit facility are payable quarterly in arrears. In addition, a “fronting fee” of 0.25% is payable quarterly to the issuing bank.
     We are required to make certain mandatory prepayments of the term loan facility and there will be automatic reductions in the availability of the revolving credit facility under certain circumstances, including the incurrence of certain indebtedness and upon consummation of certain asset sales. In these instances, we are required to apply 100% of the net proceeds to the outstanding balance on the credit facilities.

     Under the terms of the Credit Agreement, we are subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the Credit Agreement. At June 30, 2005, we were in compliance with such financial and operating covenants.
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
     On September 28, 2004, our Board authorized the purchase, from time to time, of up to $100 million of our Class A Common Stock. Subsequent to June 30, 2005 and through August 3, 2005, and consistent with the Board approved plan, we repurchased 2,452,159 shares of our Class A Common Stock in the open market for $30.0 million and at an average price of $12.21 per share. Cumulatively, we have repurchased a total of 3,456,588 shares of our Class A Common Stock for $44.6 million under the Board authorized program.
Summary Disclosures About Contractual Obligations and Commercial Commitments
     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of June 30, 2005 (dollars in thousands):
Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)	$507,064	$43,491	$86,980	$376,593	$—
Acquisition obligations (2)	2,200	2,200	—	—	—
FCC auctions (3)	2,726	2,726	—	—	—
Operating leases	37,337	7,361	11,601	7,338	11,037
Digital radio capital obligations (4)	23,300	1,000	5,000	6,500	10,800
Other operating contracts(5)	33,010	8,834	18,914	5,262	—

Total Contractual Cash Obligations	$605,637	$65,612	$122,495	$395,693	$21,837

(1)	Reflects obligations existing as of June 30, 2005 with regard to our prior credit facilities. As of July 14, 2005, we had no further contractual obligation pursuant to our prior credit agreement. As of that date, giving effect to our new credit facility, our long term debt obligation was as follows:

		Less Than	1 to 3	4 to 5	After 5
	Total	1 Year	Years	Years	Years
Long-term debt	$523,000	$—	$30,000	$100,000	$393,000
Based on long-term debt amounts outstanding at July 14, 2005, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $141.1 million of interest on borrowings through March 2010 ($24.2 million due in less than 1 year, $47.5 million due in years 2 and 3 and $42.2 million due in years 4 and 5 and $27.2 million thereafter).

(2)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations.

(3)	Amount is reflective of the unfunded obligation relative to seven FM frequencies we won in an auction sponsored by the FCC.

(4)	Amount represents the estimated capital requirements to convert 240 of our stations to a digital broadcasting format.

(5)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms. In addition, amounts include $3.8 million of station acquisition purchase price which was deferred beyond the closing of the transaction and which is being paid monthly over a 5 year period.
Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years
Letter of Credit(1)	$105	$105	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At June 30, 2005, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.3 million and $2.5 million for the three and six months ended June 30, 2005, respectively. As part of our efforts to mitigate interest rate risk, in March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $207.1 million of borrowings outstanding at June 30, 2005 which are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.5 million and $1.0 million for the three and six months ended June 30, 2005.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are from time to time involved in various legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any such proceedings would have a material adverse effect on its overall financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2005 annual meeting of stockholders was held on April 29, 2005. Lewis W. Dickey, Jr. was re-elected as a Class III director of the Company by the holders of our Class A Common Stock and our Class C Common Stock, voting together as a single class.
     The results of voting on the proposals submitted for approval at the annual meeting of the stockholders were as follows:
Proposal No. 1 (Election of Directors)

Nominee	Class	For	Abstain/Withheld
Lewis W. Dickey, Jr.	Class III	39,839,202	14,803,316
Proposal No. 2 (Approve the amendment of our Amended and Restated Certificate of Incorporation to increase the aggregate number of shares that are authorized to be issued from 170,262,000 to 270,262,000 and to increase the number of shares designated as Class A Common Stock from 100,000,000 to 200,000,000)

For	Against	Broker Non-Votes	Abstain/Withheld
51,859,374	2,767,770	—	15,374
Proposal No. 3 (Approve the Appointment of KPMG LLP as independent auditors for the year ending December 31, 2005)

For	Against	Broker Non-Votes	Abstain/Withheld
54,433,293	196,493	—	12,732

Item 5. Other Information
     Not applicable.
Item 6. Exhibits and Reports on Form 8-K

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: August 9, 2005	By:	/s/ Martin R. Gausvik Executive Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.