Form 10-Q
period 2005-09-30
CUMULUS MEDIA INC
filed 2005-11-09
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For or the transition period from                   to
Commission file number 000-24525

CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4159663
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

14 Piedmont Center, Suite 1400, Atlanta, GA	30305
(Address of Principal Executive Offices)	(ZIP Code)
(404) 949-0700
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, the registrant had outstanding 64,053,469 shares of common stock consisting of (i) 51,777,839 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$8,189	$31,960
Accounts receivable, less allowance for doubtful accounts of $2,361 and $2,650, respectively	59,098	54,834
Prepaid expenses and other current assets	9,313	8,366
Deferred income taxes	211	416

Total current assets	76,811	95,576
Property and equipment, net	91,126	93,206
Intangible assets, net	1,203,873	1,132,736
Goodwill	285,928	276,060
Other assets	22,014	18,819

Total assets	$1,679,752	$1,616,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,566	$19,078
Current portion of long-term debt	—	40,957

Total current liabilities	23,566	60,035
Long-term debt	557,000	441,145
Other liabilities	18,265	4,642
Deferred income taxes	254,520	234,242

Total liabilities	853,351	740,064

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 58,281,766 and 57,677,996 shares issued, respectively; 51,777,839 and 56,673,567 shares outstanding, respectively	583	577
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury Stock, at cost, 6,108,927 and 1,004,429 shares, respectively	(77,987)	(14,640)
Accumulated other comprehensive income	6,533	2,867
Additional paid-in-capital	1,015,837	1,011,075
Accumulated deficit	(113,695)	(118,676)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	826,401	876,333

Total liabilities and stockholders’ equity	$1,679,752	$1,616,397

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net revenues	$85,326	$83,976	$244,889	$235,741
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $0, $0, $13,571 and $0, respectively)	52,891	51,588	171,695	150,503
Depreciation and amortization	5,464	5,213	16,277	15,272
LMA fees	174	762	720	2,059
Corporate general and administrative (excluding non-cash stock compensation (income) expense of $775, $(221), $2,442 and $(437), respectively)	3,614	3,940	11,209	11,366
Non-cash stock compensation	775	(221)	2,442	(437)
Restructuring charges (credits)	—	(21)	(215)	(42)

Total operating expenses	62,918	61,261	202,128	178,721

Operating income	22,408	22,715	42,761	57,020

Nonoperating income (expense):
Interest expense	(5,678)	(5,028)	(17,474)	(15,162)
Interest income	163	196	957	493
Loss on early extinguishment of debt	(1,192)	(2,074)	(1,192)	(2,536)
Other income (expense), net	451	(21)	429	(9)

Total nonoperating expenses, net	(6,256)	(6,927)	(17,280)	(17,214)

Income before income taxes	16,152	15,788	25,481	39,806
Income tax expense	(7,020)	(6,506)	(20,500)	(19,288)

Net income	$9,132	$9,282	$4,981	$20,518

Basic and diluted income per common share:
Basic income per common share	$0.14	$0.13	$0.07	$0.30

Diluted income per common share	$0.13	$0.13	$0.07	$0.29

Weighted average basic common shares outstanding	66,227,561	69,915,186	68,137,015	68,724,005

Weighted average diluted common shares outstanding	67,683,053	71,759,916	69,703,696	71,462,284

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$4,981	$20,518
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	1,192	2,536
Depreciation	15,765	14,633
Amortization of intangible assets and other assets	512	638
Amortization of debt issuance costs	283	195
Provision for doubtful accounts	2,800	2,849
Non cash contract termination costs	13,571	—
Adjustment of the fair value of derivative instruments	357	(203)
Deferred income taxes	20,500	19,288
Non-cash stock compensation	2,442	(437)
Net gain on disposition of fixed assets	(931)	—
Adjustment of restructuring charges	(215)	(42)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7,066)	(10,003)
Prepaid expenses and other current assets	1,942	125
Accounts payable and accrued expenses	4,755	3,757
Other assets	(2,291)	(764)
Other liabilities	940	(1,565)

Net cash provided by operating activities	59,537	51,525

Cash flows from investing activities:
Acquisitions	(47,389)	(11,001)
Purchase of Intangible Assets	(36,689)	—
Escrow deposits on pending acquisitions	(2,347)	(3,908)
Capital expenditures	(6,901)	(8,761)
Proceeds from sale of assets	2,620	—
Other	(336)	(735)

Net cash used in investing activities	(91,042)	(24,405)

Cash flows from financing activities:
Proceeds from bank credit facility	624,000	6,500
Repayments of borrowings from bank credit facility	(549,102)	(28,902)
Payments on promissory notes	—	(10,000)
Payments for debt issuance costs	(4,395)	(1,017)
Proceeds from issuance of common stock	578	997
Payments for repurchases of common stock	(63,347)	—

Net cash provided by (used in) financing activities	7,734	(32,422)

Decrease in cash and cash equivalents	(23,771)	(5,302)
Cash and cash equivalents at beginning of period	$31,960	$6,720
Cash and cash equivalents at end of period	$8,189	$1,418
Non—cash operating and financing activities:
Trade revenue	$12,509	$13,672
Trade expense	12,023	13,603
Assets acquired through notes payable	—	5,000
Issuance of common stock in exchange for acquired businesses	—	71,344
See accompanying notes to consolidated financial statements

Cumulus Media Inc. Notes to Consolidated Financial Statements (Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2005.
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
Recent Accounting Pronouncements
     On June 1, 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to financial statements for prior periods, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. In addition, another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB Opinion No. 20, such a change would have been reported as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made by the Company beginning January 1, 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material effect on the Company’s financial position, results of operations or cash flows.
Accounting for National Advertising Agency Contract
     During the three months ended June 30, 2005, the Company was released from its pre-existing national advertising sales agency contract with Interep National Radio, Inc (“Interep”) and engaged Katz Media Group, Inc (“Katz”) as its new national advertising sales agent. In connection with the Company’s release from the Interep contract, Katz agreed to pay Interep $14.4 million (the “Katz Payment”) in twenty-five consecutive equal monthly installments commencing May 16, 2005. No payments were or will be made by the Company to Interep in connection with the termination of the contract. The Company’s contract with Interep did not contain a voluntary termination or buyout provision and the terms of the release were primarily negotiated directly between Katz and Interep.
     The contract has several economic elements which principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and apply that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.
     The following are the principal economic elements of the contract that can affect the base commission rate:
•	A $13.6 million non-cash charge related to the termination of our contract with our former national advertising agent.

•	Potential commission rebates from Katz should national revenue not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The amounts currently deemed probable of settlement relate to year one

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue target. No additional commission payments have been assumed.
     The potential commission adjustments are estimated and combined in the balance sheet with the contractual termination liability. That liability is accreted to commission expense to effectuate the stable commission rate over the course of the customer contract.
     The Company’s accounting for and calculation of commission expense to be realized over the life of the Katz contract requires management to make estimates and judgments that affect reported amounts of commission expense. Actual results may differ from management’s estimates. Over the course of the Company’s contractual relationship with Katz, management will continually update its assessment of the effective commission expense attributable to national sales in an effort to record consistent commission rate over the term of the Katz contract.
2. Stock Based Compensation
     The Company applies the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income if the fair value-based method had been applied to all outstanding and unvested awards in each period (dollars in thousands except for per share data).

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income, as reported	$9,132	$9,282	$4,981	$20,518
Add: Stock-based compensation expense included in reported net income	775	(221)	2,442	(437)
Deduct: Total stock based compensation expense determined under fair value-based method	(3,705)	(2,903)	(11,637)	(8,597)

Pro forma net income (loss)	$6,202	$6,158	$(4,214)	$11,484

Basic income (loss) per common share:
As reported	$0.14	$0.13	$0.07	$0.30
Pro forma	$0.09	$0.09	$(0.06)	$0.17
Diluted income (loss) per common share:
As reported	$0.13	$0.13	$0.07	$0.29
Pro forma	$0.09	$0.09	$(0.06)	$0.16
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
3. Restricted Stock
     On April 25, 2005, the Compensation Committee of the Board of Directors granted 145,000 restricted shares of its Class A Common Stock to certain officers. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.9 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the three and nine months ended September 30, 2005, the Company recognized $0.1 million and $0.2 million, respectively, of non-cash stock compensation expense related to these restricted shares.
     On October 14, 2004, the Company entered into a new employment agreement with its Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. This agreement provided that Mr. Dickey would be granted 250,000 restricted shares of Class A Common Stock in each of 2005, 2006 and 2007.
     In accordance with his agreement, on April 25, 2005, the Compensation Committee of the Board of Directors granted 250,000 restricted shares to Mr. Dickey. Following the award, management concluded that, in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement (October 14, 2004), for both the restricted shares issued in April 2005 and the restricted shares the Company is obligated to issue in 2006 and 2007. As a result, management believes the Company should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. Dickey’s employment agreement beginning in the fourth quarter of 2004. Management assessed the materiality of the related non-cash stock compensation expense attributable to 2004 and the first and second quarters of 2005 and concluded that due to the immateriality of the charges and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary. As a result, management recorded the expense attributable to 2004 and the first and second quarters of 2005 during the three months ended June30, 2005. Non-cash stock compensation attributable to 2004 and the first quarter of 2005 totaled $0.5 million and $0.6 million, respectively. Non-cash stock compensation expense attributable to Mr. Dickey’s shares for the three and nine months ended September 30, 2005 totaled $0.6 million and $1.8 million, respectively.

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
     Vesting of one-half of the performance restricted shares is dependent upon the achievement of certain board-approved financial targets for the first fiscal year following the date of grant and two years of continuous employment. Vesting of the remaining one-half of the performance restricted shares is dependent upon achievement of certain board approved financial targets for the second fiscal year following the date of grant and two years of continuous employment. Any performance restricted shares that do not vest based on the performance measures will vest on the eighth anniversary of the grant date, provided that Mr. Dickey has remained employed with the Company through that date. As of September 30, 2005, management believes it is probable that the performance targets will be met.
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
     The following table presents the restructuring liability at December 31, 2004 and September 30, 2005 and the related activity applied to the balances for the nine months ended September 30, 2005 (dollars in thousands):

	Restructuring
	Liability	Liability	Liability	Restructuring
	December 31,	Utilized	Reversed in	Liability
Expense Category	2004	in 2005	2005	September 30, 2005
Lease termination costs — office relocation	$59	(42)	(17)	$—
Accrued Internet contractual obligations	183	—	(183)	—
Internet lease termination costs	47	(32)	(15)	—

Restructuring liability totals	$289	(74)	(215)	$—

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
New Derivative Instruments
     In May 2005, Cumulus entered into a forward-starting LIBOR based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap, which will be effective as of the end of the term of the Company’s currently existing swap (see further discussion below) and from March 2006 through March 2009, will change the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the May 2005 Swap, Cumulus will receive LIBOR based variable interest rate payments and make fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.
     The fair value of the May 2005 Swap is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the May 2005 Swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. The balance sheet as of September 30, 2005 reflects other long-term assets of $7.0 million to reflect the fair value of the May 2005 Swap.
     In May 2005, Cumulus also entered into an interest rate option agreement in May 2005 (the “May 2005 Option”), which provides for the counterparty to the May 2005 Swap, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2009 through March of 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results. Interest expense for the three and nine months ended September 30, 2005 includes $1.2 million and $0.4 million, respectively, of net gains and the balance sheet as of September 30, 2005 reflects other long-term liabilities of $2.8 million to reflect the fair value of the May 2005 Option.
Pre-Existing Derivative Instruments
     Cumulus previously entered into a LIBOR based interest rate swap arrangement in March 2003 (the “March 2003 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The March 2003 Swap changed the variable-rate cash flow exposure on $300.0 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The March 2003 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.
     The fair value of the March 2003 Swap has been determined periodically by obtaining quotations from the financial institution that is the counterparty to the March 2003 Swap. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the March 2003 Swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three and nine months ended September 30, 2005, $1.1 million and $2.3 million of income, respectively, related to the March 2003 Swap was reported as a reduction of interest expense and represents a yield adjustment of the hedged debt obligation. The balance sheet as of September 30, 2005 reflects other long-term assets of $2.9 million to reflect the fair value of the March 2003 Swap.
     During the third quarter of 2005, the Company determined that it made a bookkeeping error by amortizing the original fair value of the March 2003 Swap to other comprehensive income rather than interest expense as periodic cash settlements took place. While the Company’s quarterly assessments of hedge effectiveness were accurate, its accounting entries failed to capture the cash settlement of the original fair value of the swap. To correct the cumulative impact of the error, the Company recorded $0.8 million of interest expense related to prior periods during the third quarter via a corresponding reclassification from accumulated other comprehensive income. Management assessed the materiality of the related interest expense attributable to prior periods and concluded that due to the immateriality of the amortization and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary.
     In March 2003, Cumulus also entered into an interest rate option agreement in March 2003 (the “March 2003 Option”), which provided for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the March 2003 Swap for two additional years, from March of 2006 through March of 2008. The March 2003 Option could only be exercised in March of 2006. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results.
     In May 2005 and in connection with the execution of the May 2005 Option, the Company terminated the March 2003 Option. As of the termination date, the balance sheet reflected a long-term liability of less than $0.1 million, which the Company eliminated and recorded as a component of interest expense as a net gain. During the nine months ended September 30, 2005, interest expense includes a net gain of $0.1 million to record the changes in the value of the May 2005 Option.
6. Acquisitions and Dispositions
Pending Acquisitions
     As of September 30, 2005, the Company was a party to agreements to acquire two stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $2.3 million, which the Company expects to fund in cash. As of September 30, 2005, the Company has put $1.6 million in escrow funds toward these acquisitions.
     As of September 30, 2005, the Company was also a party to two asset exchange agreements, under which the Company has agreed to transfer two stations in its Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. As of September 30, 2005, the Company has put $2.3 million in escrow funds toward these asset exchange transactions.
Completed Acquisitions
     The Company did not complete any station acquisitions during the quarters ended June 30, 2005 and September 30, 2005.
     During the quarter ended March 31, 2005, the Company completed three acquisitions of ten radio stations in four markets and the acquisition of a studio facility. Of the $47.8 million required to fund these acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable external acquisition costs. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.
Columbia and Jefferson City, Missouri
     On March 4, 2005, the Company completed the acquisition of KFRU-AM, KBXR-FM, KOQL-FM and KPLA-FM serving Columbia, Missouri and KLIK-AM, KBBM-FM and KJMO-FM serving Jefferson City, Missouri from Premier Radio Group. In connection with the acquisition, the Company paid $38.7 million in cash and incurred $0.1 million in capitalizable acquisition costs. The Columbia, Missouri and Jefferson City, Missouri stations were primarily acquired because they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States.

     In connection with the acquisition, the Company recorded $9.0 million of goodwill, all of which is expected to be fully deductible for tax purposes.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisitions completed during the nine months ended June 30, 2005 (dollars in thousands):

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
Completed Dispositions
     In August 2005, the Company completed the disposition of one station in its Blacksburg, Virginia market for approximately $1.8 million in cash. Of the total consideration, $1.7 million was received at closing and $0.1 million was held in escrow and will be released upon resolution of post closing matters. In connection with the transaction, the Company recorded a $0.4 million gain on sale of assets that has been included in other income, net in the accompanying consolidated statement of operations.
Pro Forma Results
     The unaudited consolidated condensed pro forma results of operations data for the three and nine months ended September 30, 2005 and 2004, reflect adjustments as if all acquisitions and dispositions completed during 2004 and during the first, second and third quarters of 2005 occurred at January 1, 2004 (dollars in thousands, except per share data):

	Three Months Ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net revenues	$87,196	$86,253	$244,889	$240,217
Operating income	22,789	23,254	43,631	58,719
Net income	9,513	9,821	5,851	22,217

Basic income per common share	$0.14	$0.14	$0.09	$0.32
Diluted income per common share	$0.14	$0.14	$0.08	$0.31
     Escrow funds of approximately $4.3 million paid by the Company in connection with pending acquisitions have been classified as Prepaid Expenses and Other Current Assets and Other Assets at September 30, 2005 in the accompanying consolidated balance sheet.
     At September 30, 2005 the Company operated 2 stations under local marketing agreements (“LMAs”), pending FCC approval of our acquisition of those stations. The consolidated statements of operations for the three and nine months ended September 30, 2005 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or September 30, 2005.

Goodwill and Other Intangible Assets
Purchase of Station Licenses
     In November 2004, the FCC held an auction where it made available approximately 290 FM frequencies for acquisition. The Company actively participated in this auction and as of its close was the winning bidder for seven frequencies with an aggregate purchase price of $8.6 million. During the nine months ended September 30, 2005, the Company completed the purchase of six of the seven frequencies. Of the $7.4 million required to purchase the six frequencies, $5.6 million was funded in cash and $1.8 million had been previously funded in the form of an escrow deposit in cash. The Company expects to complete the purchase of the remaining frequency for $1.2 million in cash during the fourth quarter of 2005 or the first quarter of 2006.
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
     The following tables summarize the September 30, 2005 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the nine months ended September 30, 2005 and September 30, 2004 and the estimated amortization expense for the five succeeding fiscal years (dollars in thousands):

	September 30,	December 31,
	2005	2004

Amortized Intangible Assets: Non-Compete Agreements
Gross Carrying Value	$3,100	$3,850
Accumulated Amortization	(2,631)	(2,869)

Net Value	469	981
Unamortized Intangible Assets:
Licenses for Digital Broadcasting Technology	1,200	1,200
FCC Broadcast Licenses	1,202,204	1,130,555

	1,203,404	1,131,755
Aggregate Amortization Expense for Non-Compete Agreements:
Three months ended September 30, 2005	157
Three months ended September 30, 2004	204
Nine months ended September 30, 2005	512
Nine months ended September 30, 2004	638
Estimated Amortization Expense:
For the year ending December 31, 2005	$669
For the year ending December 31, 2006	$290
For the year ending December 31, 2007	$10
For the year ending December 31, 2008	$10
For the year ending December 31, 2009	$2
     A summary of changes in the carrying amount of goodwill for the nine months ended September 30, 2005 follows (dollars in thousands):

Goodwill
Balance as of December 31, 2004	$276,060
Acquisitions	11,294
Dispositions	(5)
Adjustments to initial purchase accounting estimates	(1,421)

Balance as of September 30, 2005	$285,928

     During the three months ended September 30, 2005, the Company finalized the valuation of certain tangible assets acquired and, accordingly, adjusted its initial purchase accounting estimates. This adjustment resulted in a reduction of goodwill of $1.4 million.
7. Long-Term Debt
     The Company’s long-term debt consisted of the following at September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Term loan and revolving credit facilities at — 5.1% and 4.15%, respectively	$557,000	$482,102
Other	—	—

	557,000	482,102
Less: Current portion of long-term debt	—	(40,957)

	$557,000	$441,145

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
     In connection with the retirement of the Company’s pre-existing credit facilities, the Company recorded a loss on early extinguishment of debt of $1.2 million, which was comprised entirely of previously capitalized debt issuance costs. In connection with the new Credit Agreement, the Company capitalized approximately $4.3 million of debt issuance costs which will be amortized to interest expense over the life of the debt.
     The Company’s obligations under the Credit Agreement are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by our subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of its direct and indirect domestic subsidiaries (except the capital stock of Broadcast Software International, Inc., referred to as BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the Credit Agreement are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI, and are required to be guaranteed by any additional subsidiaries the Company acquires.
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
     Both the revolving credit facility and the term loan facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 6.75% as of September 30, 2005) plus a margin ranging between 0.0% to 0.25%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 3.88% as of September 30, 2005) plus a margin ranging between 0.675% to 1.25% (in each case dependent upon our leverage ratio). At September 30, 2005 our effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the Credit Agreement was 5.1%.
     In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at September 30, 2005, the Company’s effective interest rate on loan amounts outstanding under the Credit Agreement was 4.1%.
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
     The Company is required to make certain mandatory prepayments of the term loan facility and there will be automatic reductions in the availability of the revolving credit facility under certain circumstances, including the incurrence of certain indebtedness and upon consummation of certain asset sales. In these instances, the Company is required to apply 100% of the net proceeds to the outstanding balance on the credit facilities.
     Under the terms of the Credit Agreement, the Company is subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the Credit Agreement. At September 30, 2005, the Company was in compliance with such financial and operating covenants.
     The terms of the Credit Agreement contain events of default after expiration of applicable grace periods, including failure to make payments on the Credit Facility, breach of covenants, breach of representations and warranties, invalidity of the Credit Agreement and related documents, cross default under other agreements or conditions relating to indebtedness of the Company or the Company’s restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the Credit Agreement, the majority of the lenders are able to declare all amounts under the Credit Facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively, upon an event of default.
8. Share Repurchases
     On September 28, 2004, the Board of Directors of the Company authorized the repurchase, from time to time, of up to $100 million of its Class A Common Stock. During the three months ended September 30, 2005 and consistent with the Board approved repurchase plan, the Company repurchased 5,104,498 shares of its Class A Common Stock in the open market at an average repurchase price per share of $12.39. Cumulatively, the Company has repurchased 6,108,927 shares of its Class A Common Stock since approval of the Board’s repurchase plan in 2004.
     As of September 30, 2005, the Company had authority to repurchase an additional $22.0 million of the Company’s Class A Common Stock.

9. Earnings Per Share
     The following table sets forth the computation of basic and diluted income per share for the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share data).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator:
Net income	$9,132	$9,282	$4,981	$20,518
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	66,228	69,915	68,137	68,724
Effect of dilutive securities:
Options	1,328	1,845	1,404	2,738
Restricted Shares	127	—	163	—

Shares applicable to diluted income per common share	67,683	71,760	69,704	71,462

Basic income per common share	$0.14	$0.13	$0.07	$0.30

Diluted income per common share	$0.13	$0.13	$0.07	$0.29

     The Company has issued to key executives and employees restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At September 30, 2005 and 2004 the following restricted stock and options to purchase common stock were issued and outstanding:

	September 30,	September 30,
	2005	2004
Restricted shares of Class A Common Stock	395,000	—
Options to purchase Class A Common Stock	8,691,530	8,404,897
Options to purchase Class C Common Stock	1,500,690	1,500,690
     For the three and nine months ended September 30, 2005, 7,525,797 and 7,371,797 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period and their effect would be anti-dilutive. Likewise, for the three and nine months ended September 30, 2004, 3,164,649 and 2,718,161 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding for the same reason.
10. Comprehensive Income
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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income	$9,132	$9,282	$4,981	$20,518
Change in the fair value of derivative instruments	5,812	(1,535)	3,665	1,273

Comprehensive income	$14,944	$7,747	$8,646	$21,791

11. Commitments and Contingencies
     As of September 30, 2005 the Company had entered into various asset purchase agreements to acquire radio stations in exchange for cash. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the cash portion of pending acquisitions with cash on hand, the proceeds of borrowings under our Credit Facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing when needed. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for approximately $4.0 million in purchase price.
     The new contract with Katz contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $27.3 million as of September 30, 2005 and will be paid in accordance with the agreement through July 2009.
     In May 2005, the Company reached a settlement with certain of its insurance providers related to revenue and property loss claims submitted in late 2004 in connection with damages incurred as a result of hurricanes. Accordingly, during the nine months ended September 30, 2005, the Company recorded a $0.4 million gain, representing station revenues recouped related to a business interruption claim. The Company also recorded a $0.5 million gain related to certain property loss claims. These gains were recorded as a component of operating income.
     In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable the Company to convert to and utilize digital broadcasting technology on 240 of the Company’s stations. Under the terms of the agreement, the Company has committed to convert the 240 stations over a seven year period beginning in the second half of 2005. The conversion of stations to the digital technology will require an investment in certain capital equipment over the next 4-5 years. Management estimates its investment will be approximately $0.1 million per station converted.
     In August 2005, we received a subpoena from the Office of the Attorney General of the State of New York, as have some of the other radio broadcasting companies operating in the State of New York. The subpoenas were issued in connection with the New York Attorney General’s investigation of record company promotional practices. We are fully cooperating with this subpoena.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
12. Subsequent Events
     On October 31, 2005 the Company announced that, together with three private equity firms, it has formed Cumulus Media Partners, LLC (“CMP”), which has entered into agreements to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”). The acquisition, which includes 33 radio stations in 8 markets, is expected to close in the first half of 2006 and is subject to regulatory approvals, as well as other closing conditions.
     Pursuant to a capital contribution agreement, the Company will contribute its Kansas City, Missouri and Houston, Texas radio operations and assets to CMP, in exchange for an equity stake initially valued at approximately 25% of the equity of CMP.
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
     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of September 30, 2005, we owned and operated 307 stations in 61 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisitions) to 2 stations in 2 U.S. markets. Further on October 31, 2005 the Company announced that, together with three private equity firms, it has formed Cumulus Media Partners, LLC (“CMP”), which has entered into agreements to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”). The acquisition, which includes 33 radio stations in 8 markets, is expected to close in the first half of 2006 and is subject to regulatory approvals, as well as other closing conditions.
     Giving effect to our investment in CMP and the acquisition of Susquehanna’s radio operations, we will continue to be the second largest radio broadcasting company in the United States based on number of stations and believe we will be the third largest radio broadcasting company based on net revenues. Giving effect to the completion of all pending acquisitions, we, directly and through our investment in Cumulus Media Partners, will own and operate a total of 343 radio stations in 67 U.S. markets.
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
     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting rating is limited in part by the format of a particular station. Our stations strive to maximize revenue by continually managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements was not significant during the nine months ended September 30, 2005 and 2004. We continually seek to minimize our use of trade agreements.
     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2005 and 2004, 88% and 86% of our revenues, respectively, were from local advertising. We generate national advertising revenue with the assistance of an outside national representation firm. During the second quarter of 2005, we were released from our existing contract with Interep National Radio Sales, Inc. (“Interep”) and engaged Katz Media Group, Inc. (“Katz”) to represent the Company as our national advertising sales agent. Our decision to change national representation firms was primarily driven by a developing downward trend in national advertising revenue growth. While we believe that national advertising revenue has softened throughout much of the radio industry in recent periods, thus contributing to the downturn, we believe that Katz has the experience and resources to improve the performance of this particular source of revenue for the Company.
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

Results of Operations
     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,	Percent Change
	2005	2004	2005 vs. 2004
STATEMENT OF OPERATIONS DATA:
Net revenues	$85,326	$83,976	1.6%
Station operating expenses excluding depreciation, amortization and LMA fees	52,891	51,588	2.5%
Depreciation and amortization	5,464	5,213	4.8%
LMA fees	174	762	(77.2)%
Corporate general and administrative (excluding non-cash stock compensation expense)	3,614	3,940	(8.3)%
Non-cash stock compensation	775	(221)	* *
Restructuring charges (credits)	—	(21)	* *
Operating income	22,408	22,715	(1.4)%
Interest expense, net	(5,515)	(4,832)	14.1%
Loss on early extinguishment of debt	(1,192)	(2,074)	(42.5)%
Other expense, net	451	(21)	* *
Income tax expense	(7,020)	(6,506)	7.9%
Net income	$9,132	$9,282	(1.6)%

OTHER DATA:
Station Operating Income (1)	32,435	32,388	0.1%
Station Operating Income Margin (2)	38.0%	38.6%

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,	Percent Change
	2005	2004	2005 vs. 2004
STATEMENT OF OPERATIONS DATA:
Net revenues	$244,889	$235,741	3.9%
Station operating expenses excluding depreciation, amortization and LMA fees (including non cash contract termination costs of $13,571 and $0, respectively)	171,695	150,503	14.1%
Depreciation and amortization	16,277	15,272	6.6%
LMA fees	720	2,059	(65.1)%
Corporate general and administrative (excluding non-cash stock compensation expense)	11,209	11,366	(1.4)%
Non-cash stock compensation	2,442	(437)	* *
Restructuring charges (credits)	(215)	(42)	* *
Operating income	42,761	57,020	(-25.0)%
Interest expense, net	(16,517)	(14,669)	12.6%
Loss on early extinguishment of debt	(1,192)	(2,536)	(53.0)%
Other income (expense), net	429	(9)	* *
Income tax expense	(20,500)	(19,288)	6.3%
Net income:	$4,981	$20,518	(75.7)%

OTHER DATA:
Station Operating Income (1)	86,765	85,238	1.8%
Station Operating Income Margin (2)	35.4%	36.2%
Cash flows related to:
Operating activities	59,537	$51,525	15.5%
Investing activities	(91,042)	(24,405)	* *
Financing activities	7,734	(32,422)	* *
Capital expenditures	$6,901	$8,761	(21.2)%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income (loss) before non cash contract termination costs, depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station Operating Income Margin is defined as Station Operating Income as a percentage of net revenues.
Three Months Ended September 30, 2005 Versus the Three Months Ended September 30, 2004.
     Net Revenues. Net revenues increased $1.4 million, or 1.6%, to $85.3 million for the three months ended September 30, 2005 from $84.0 million for the three months ended September 30, 2004. This increase was primarily attributable to a 5.2% increase in local advertising revenue versus the prior year, offset by a 12.0% decrease in national advertising revenue.
     In addition, on a same station basis, net revenue for the 275 stations in 56 markets operated for at least a full year increased $1.3 million or 1.7% to $78.4 million for the three months ended September 30, 2005, compared to same station net revenues of $77.1 million for the three months ended September 30, 2004. The increase in same station net revenue was primarily attributable to a 4.5% increase in local advertising revenue offset by a 9.2% decrease in same station national advertising revenue.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $1.3 million, or 2.5%, to $52.9 million for the three months ended September 30, 2005 from $51.6 million for the three months ended September 30, 2004. This increase was primarily attributable to expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $0.9 million of increase). The provision for doubtful accounts was $1.2 million for the three months ended September 30, 2005 as compared to $1.3 million during the three months ended September 30, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the three months ended September 30, 2005 and was consistent with the prior year.
     On a same station basis, for the 275 stations in 56 markets operated for at least a full year, station operating expenses excluding non cash contract termination costs, depreciation, amortization and LMA fees increased $1.5 million, or 3.1%, to $48.8 million for the three months ended September 30, 2005 compared to $47.4 million for the three months ended September 30, 2004. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with continuing promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $0.9 million of increase).
     Depreciation and Amortization. Depreciation and amortization increased $0.3 million, or 4.8%, to $5.5 million for the three months ended September 30, 2005 compared to $5.2 million for the three months ended September 30, 2004. This increase was primarily attributable to depreciation and amortization associated with radio station acquisitions consummated subsequent to September 30, 2004.
     LMA Fees. LMA fees totaled $0.2 million for the three months ended September 30, 2005, down from $0.8 million for the three months ended September 30, 2004. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Beaumont, Texas and a station operated under a joint services agreement in Nashville, Tennessee.

     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses totaled $3.6 million for the three months ended September 30, 2005 as compared to $3.9 million for the three months ended September 30, 2004.
     Non-Cash Stock Compensation. Non-cash stock compensation expense increased to $0.8 million for the three months ended September 30, 2005, as compared with a $(0.2) million non-cash stock compensation credit in the prior year. Non-cash stock compensation recorded in the current period is primarily comprised of (1) expense associated with 250,000 restricted shares of Class A Common Stock awarded to Lewis W. Dickey, Chairman and CEO, in April 2005, pursuant to his employment agreement dated October 14, 2004; (2) expense associated with the additional 250,000 restricted shares of Class A Common Stock to be awarded to Mr. Dickey in each of 2006 and 2007, again pursuant to his employment agreement dated October 14, 2004; and (3) expense associated with 145,000 restricted shares of Class A Common Stock issued to certain of our other officers during the second quarter of 2005.
     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, increased by $0.7 million, or 14.1%, to $5.5 million for the three months ended September 30, 2005 compared to $4.8 million for the three months ended September 30, 2004. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,	Increase/
	2005	2004	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$6,709	$3,946	$2,763
Bank Borrowings yield adjustment — interest rate swap arrangement	(1,149)	395	(1,544)
Change in fair value of interest rate option agreement	(346)	187	(533)
Other interest expense	464	500	(36)
Interest income	(163)	(196)	(33)

Interest expense, net	$5,515	$4,832	$683

     Loss on Early Extinguishments of Debt. Losses on early extinguishments of debt totaled $1.2 million for the three months ended September 30, 2005 as compared with $2.1 for the three months ended September 30, 2004. Losses in the current year relate to the completion of a new $800 million credit agreement in July 2005 and the related retirement of the term and revolving loans under its pre-existing credit agreement. Losses in the prior year relate to the completion of an amendment and restatement of the Company’s then existing credit agreement and the related retirement and replacement of its term loans.
     Income Taxes. Income tax expense increased by $0.5 million, to $7.0 million for the three months ended September 30, 2005 compared to income tax expense of $6.5 million for the three months ended September 30, 2004. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods.
     Station Operating Income. As a result of the factors described above, Station Operating Income increased 0.1% to $32.4 million for the three months ended September 30, 2005. Station Operating Income consists of operating income (loss) before non cash contract termination costs, depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges (credits). Station Operating Income serves as a starting point for our management to analyze the cash flow generated by our business by measuring the profitability of our station portfolio and its contribution to the funding of our other operating expenses and to the funding of debt service and acquisitions. Station Operating Income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non cash contract termination costs as the charge will never represent a cash obligation to our station operations. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non cash stock compensation and restructuring and impairment charges (credits) from the measure as they do not represent cash payments related to the operation of the stations. We believe that Station Operating Income, although not a measure that is calculated in accordance with GAAP, nevertheless is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcast industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the metric to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is the primary metric that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our stockholders, and the public, with an analysis of our performance that is consistent with that utilized by our management. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.
     Reconciliation of Non-GAAP Financial Measure. Net cash provided by operating activities as presented in the accompanying consolidated statements of cash flows is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles net cash provided by operating activities to Station Operating Income (dollars in thousands):

	Three Months Ended
	September 30,
	2005	2004
Net cash provided by operating activities	$27,002	$23,997
Cash payments for LMA fees	175	762
Excess of accrual based station operating expenses to cash payments	(2,257)	2,377
Cash payments for Corporate general and administrative expenses	3,269	1,016
Cash payments for interest expense	4,601	4,646
Cash interest income	(163)	(493)
Other cash payments/adjustments	(192)	83

Station Operating Income	$32,435	$32,388

Nine months ended September 30, 2005 versus the Nine months ended September 30, 2004.
     Net Revenues. Net revenues increased $9.1 million, or 3.9%, to $244.9 million for the nine months ended September 30, 2005 from $235.7 million for the nine months ended September 30, 2004, primarily as a result of revenues associated with station acquisitions completed in March 2005.
     In addition, on a same station basis, net revenue for the 275 stations in 56 markets operated for at least a full year increased $4.9 million or 2.2% to $225.2 million for the nine months ended September 30, 2005, compared to same station net revenues of $220.3 million for the nine months ended September 30, 2004. The increase in same station net revenue was primarily attributable to a 4.4% increase in same station local advertising revenue, offset by a 9.4% decrease in same station national advertising revenue.
     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $21.2 million, or 14.1%, to $171.7 million for the nine months ended September 30, 2005, from $150.5 million for the nine months ended September 30, 2004. This increase was primarily a result of (1) a $13.6 million non-cash charge to record certain contract termination costs incurred during the second quarter of 2005 and (2) expenses associated with station acquisitions completed in March

2005. The provision for doubtful accounts was $2.8 million for the nine months ended September 30, 2005, compared to $2.9 million during the nine months ended September 30, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the nine months ended September 30, 2005 and was consistent with the prior year.
     On a same station basis, for the 275 stations in 56 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $4.9 million, or 3.5%, to $145.2 million for the nine months ended September 30, 2005, compared to $140.4 million for the nine months ended September 30, 2004. The increase in same station operating expenses excluding depreciation, amortization and LMA fees is primarily attributable to (1) increased programming and selling expenses associated with operating our station platform (approximately $3.3 million of increase) and (2) expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $1.6 million of increase).
     Depreciation and Amortization. Depreciation and amortization increased $1.0 million, or 6.6%, to $16.3 million for the nine months ended September 30, 2005, compared to $15.3 million for the nine months ended September 30, 2004. This increase is the result of station assets acquired and related depreciation expense incurred related to station acquisitions completed during the nine months ended September 30, 2004 and subsequent to September 30, 2004.
     LMA Fees. LMA fees decreased $1.3 million, or 65.1%, to $0.7 million for the nine months ended September 30, 2005, from $2.1 million for the nine months ended September 30, 2004. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Beaumont, Texas and a station operated under a joint services agreement in Nashville, Tennessee.
     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.2 million, or 1.4%, to $11.2 million for the nine months ended September 30, 2005, compared to $11.4 million for the nine months ended September 30, 2004.
     Non-Cash Stock Compensation. Non-cash stock compensation expense increased to $2.4 million for the nine months ended September 30, 2005, as compared with a $(0.4) million non-cash stock compensation credit in the prior year. Non-cash stock compensation recorded in the current period is primarily comprised of (1) expense associated with 250,000 restricted shares of Class A Common Stock awarded to Lewis W. Dickey, Chairman and CEO, in April 2005, pursuant to his employment agreement dated October 14, 2004; (2) expense associated with the additional 250,000 restricted shares of Class A Common Stock to be awarded to Mr. Dickey in each of 2006 and 2007, again pursuant to his employment agreement dated October 14, 2004; and (3) expense associated with 145,000 restricted shares of Class A Common Stock issued to certain of our other officers during the second quarter of 2005. The Company recorded non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for 2004 and the first quarter of 2005, during the three months ended June 30, 2005. Non-cash stock compensation attributable to 2004 totaled $0.5 million, respectively. Non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for the nine months ended September 30, 2005 totaled $1.8 million.
     Nonoperating Income (Expense). Interest Expense, Net. Interest expense, net of interest income, increased by $1.8 million, or 12.6%, to $16.5 million for the nine months ended September 30, 2005, compared to $14.7 million for the nine months ended September 30, 2004. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Nine months ended	Nine months ended	Increase/
	September 30, 2005	September 30, 2004	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$18,155	$12,032	$6,123
Bank Borrowings yield adjustment — interest rate swap arrangement	(2,330)	1,757	(4,087)
Change in fair value of interest rate option agreement	357	(203)	560
Other interest expense	1,292	1,576	(284)
Interest income	(957)	(493)	464

Interest expense, net	$16,517	$14,669	$1,848

     Loss on Early Extinguishments of Debt. Losses on early extinguishments of debt totaled $1.2 million for the nine months ended September 30, 2005 as compared with $2.5 for the nine months ended September 30, 2004. Losses in the current year relate to the completion of a new credit agreement in July 2005 and the related retirement of the term and revolving loans under its pre-existing credit agreement. Losses in the prior year relate to 1) the completion of an amendment and restatement of the Company’s Credit Agreement in January 2004 and the related retirement and replacement of its then existing eight year term loan facility, and 2) the completion of an amendment and restatement of the Company’s Credit Agreement in July 2004 and the related retirement and replacement of its then existing term loans.
     Income Taxes. Income tax expense totaled $20.5 million for the nine months ended September 30, 2005, compared to $19.3 million for the nine months ended September 30, 2004. Tax expense incurred in the current and prior year, comprised entirely of deferred tax expense, was recorded to establish valuation allowances against net operating loss carry-forwards generated during the periods.
     Station Operating Income. As a result of the factors described above, Station Operating Income increased $1.6 million, or 1.8%, to $86.8 million for the nine months ended September 30, 2005 compared to $85.2 million for the nine months ended September 30, 2004.
     Reconciliation of Non-GAAP Financial Measures. Net cash provided by operating activities as presented in the accompanying consolidated statements of cash flows is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles net cash provided by operating activities to Station Operating Income (dollars in thousands):

	Nine months ended
	September 30,
	2005	2004
Net cash provided by operating activities	$59,537	$51,525
Cash payments for LMA fees	720	2,059
Excess of accrual based station operating expenses to cash payments	2,011	4,341
Cash payments for Corporate general and administrative expenses	8,410	12,061
Cash payments for interest expense	17,182	15,727
Cash interest income	(956)	(789)
Other cash payments/adjustments	(139)	314

Station Operating Income	$86,765	$85,238

     Intangible Assets. Intangible assets, net of amortization, were $1.5 billion and $1.4 billion as of September 30, 2005 and December 31, 2004, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. The increase in intangible assets, net during the nine months ended September 30, 2005 is attributable to acquisitions completed during the first quarter. Specifically identified intangible assets, including broadcasting licenses, are recorded at their estimated fair value on the date of the related acquisition. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. Although intangible assets are recorded in our financial statements at amortized cost, we believe that such assets, especially broadcast licenses, can significantly appreciate in value by successfully executing our operating strategies. During 2002, 2001 and 2000, we recognized gains from the sale of stations.
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
     For the nine months ended September 30, 2005, net cash provided by operating activities increased $8.0 million to $59.5 million from net cash provided by operating activities of $51.5 million for the nine months ended September 30, 2004.
     For the nine months ended September 30, 2005, net cash used in investing activities increased $66.6 million to $91.0 million from net cash used in investing activities of $24.4 million for the nine months ended September 30, 2004. This increase was primarily attributable to the timing and funding of acquisitions and the purchase of certain intangible assets. We completed several acquisitions of radio stations during both the current and prior year nine-month periods (see Historical Acquisitions section). However, acquisitions completed during the prior year period were funded primarily with shares of our Class A Common Stock and required only a nominal cash outlay. Acquisitions and the purchase of certain intangible assets completed during the current year period were funded entirely in cash.
     For the nine months ended September 30, 2005, net cash provided by financing activities totaled $7.7 million compared to net cash used in financing activities of $32.4 million during the nine months ended September 30, 2004. Net cash provided during the current year period was a result of borrowings made under our credit facilities, offset by payments made during the third quarter to repurchase 5,104,498 shares of our Class A Common Stock, pursuant to our Board authorized repurchase program. Net cash used during the prior year period was primarily utilized to repay outstanding credit facility borrowings.
     Historical Acquisitions and Dispositions. During the nine months ended September 30, 2005, we completed three acquisitions of ten radio stations across four markets and the acquisition of a studio facility, with an aggregate purchase price of $47.8 million. Of the $47.8 million required to fund the acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable acquisition costs.
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
     In August 2005, we completed the disposition of one station in the Blacksburg, Virginia market for approximately $1.8 million in cash. Of the total consideration, we received $1.7 million at closing and $0.1 million was held in escrow and will be released upon resolution of post closing matters. In connection with the transaction, we recorded a $0.4 million gain on sale of assets.
     Pending Acquisitions. As of September 30, 2005, we were a party to agreements to acquire two stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $2.3 million, all of which we expect to fund in cash. As of September 30, 2005, we have paid out $1.6 million in the form of escrow funds towards these acquisitions. We were also a party to two asset exchange agreements, under which we have agreed to transfer two stations in our Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. As of September 30, 2005, we have paid out $2.3 million in the form of escrow funds toward these asset exchange transactions. We intend to finance the pending acquisitions and the asset exchange transactions with cash on hand, cash flows from operations, the proceeds of borrowings under our current credit facility or future credit facilities and other sources to be identified. Our ability to complete future acquisitions may be dependent on our ability to obtain additional equity or debt financing on favorable terms. There can be no assurance that, if needed, we would be able to obtain such financing on favorable terms, if at all. As of September 30, 2005, approximately $4.3 million of escrow deposits were outstanding related to pending transactions. In the event that we are unable to obtain any financing necessary to consummate those remaining pending acquisitions, we could be liable for the approximately $4.3 million.
     We expect to consummate most of our pending acquisitions during either 2005 or 2006, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time we complete acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the requirement that we divest the assets we have acquired.
     Acquisition Shelf Registration Statement. We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of September 30, 2005, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various completed acquisitions.
     Sources of Liquidity. We financed the cash components of our 2005 acquisitions primarily with borrowings under our Credit Facility and cash flows from operations.
     On July 14, 2005, we entered into a new $800 million credit agreement (the “Credit Agreement”), which provides for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. We used the proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, primarily to repay all amounts owed under our prior credit facility. Through September 30, 2005, we drew down $37.0 million under our revolving facility and made payments of $3.0 million. As of that date, $157.0 million was outstanding under the seven-year revolving credit facility and $400.0 million was outstanding under the seven-year term loan facility.
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
     Both the revolving credit facility and the term loan facility bear interest, at our option, at a rate equal to the Alternate Base Rate (as defined under the terms of our Credit Agreement, 6.75% as of September 30, 2005) plus a margin ranging between 0.0% to 0.25%, or the Adjusted LIBO Rate (as defined under the terms of the Credit Agreement, 3.88% as of September 30, 2005) plus a margin ranging between 0.675% to 1.25% (in each case dependent upon our leverage ratio). At September 30, 2005 our effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under our prior credit agreement was 5.1%.
     In March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at September 30, 2005, our effective interest rate on loan amounts outstanding under our prior credit facility was 4.1%.

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
     Under the terms of the Credit Agreement, we are subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the Credit Agreement. At September 30, 2005, we were in compliance with such financial and operating covenants.
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
     On September 28, 2004, our Board authorized the purchase, from time to time, of up to $100 million of our Class A Common Stock. During the three months ended September 30, 2005 and consistent with the Board approved plan, we repurchased 5,104,498 shares of our Class A Common Stock in the open market for $63.3 million and at an average price of $12.39 per share. Cumulatively, we have repurchased a total of 6,108,927 shares of our Class A Common Stock for approximately $78.0 million under the Board authorized program.

Summary Disclosures About Contractual Obligations and Commercial Commitments
     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of September 30, 2005 (dollars in thousands):
Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)	$557,000	$—	$35,000	$110,000	$412,000
Acquisition obligations (2)	1,353	1,353	—	—	—
FCC auctions (3)	917	917	—	—	—
Operating leases	37,337	7,361	11,601	7,338	11,037
Digital radio capital obligations (4)	23,300	1,000	5,000	6,500	10,800
Other operating contracts(5)	30,852	8,936	19,119	2,797	—

Total Contractual Cash Obligations	$650,759	$19,567	$70,720	$126,635	$433,837

(1)	Based on long-term debt amounts outstanding at September 30, 2005, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $162.4 million of interest on borrowings through July 2012 ($28.0 million due in less than 1 year, $54.7 million due in years 2 and 3 and $48.1 million due in years 4 and 5 and $31.6 million thereafter).

(2)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations.

(3)	Amount is reflective of the unfunded obligation relative to seven FM frequencies we won in an auction sponsored by the FCC.

(4)	Amount represents the remaining estimated capital requirements to convert 240 of our stations to a digital broadcasting format.

(5)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms. In addition, amounts include $3.6 million of station acquisition purchase price which was deferred beyond the closing of the transaction and which is being paid monthly over a 5 year period.
Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years

Letter of Credit(1)	$105	$105	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At September 30, 2005, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.4 million and $4.2 million for the three and nine months ended September 30, 2005, respectively. As part of our efforts to mitigate interest rate risk, in March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $257.0 million of borrowings outstanding at September 30, 2005 which are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.6 million and $1.9 million for the three and nine months ended September 30, 2005.
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
Item 4. Controls and Procedures
     As previously disclosed, subsequent to the end of the third quarter of 2005, we reconsidered our accounting for the termination of a particular contract during the second quarter of 2005. On November 7, 2005, the audit committee of the board of directors of the Company determined that the interim financial statements included in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2005 should be restated. The restatement is further discussed in detail in our Form 10-Q/A for the period ended June 30, 2005 Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjuction with an Audit of Financial Statements, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based upon that standard, subsequent to the period covered by this report, management concluded that the control deficiency that resulted in the incorrect accounting of the non-cash contract termination charge in the second quarter of 2005 represented a material weakness in internal control over financial reporting.
      In connection with filing this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the aforementioned material weakness related to accounting for non-cash contract termination charges, our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information relating to us, including our consolidated subsidiaries, that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      By December 31, 2005, we plan to fully remediate the material weakness described above, by implementing additional review and validation procedures over the selection and monitoring of appropriate assumptions and factors affecting conclusions reached in accounting for unusual, significant or non-routine transactions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect future misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are from time to time involved in various legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any such proceedings would have a material adverse effect on the Company’s overall financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Plan
     On September 28, 2004, our Board of Directors authorized the purchase, from time to time, of up to $100.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement. During the three months ended September 30, 2005 and consistent with the Board-approved repurchase plan, we repurchased 5,104,498 shares of our Class A Common Stock in the open market at an average repurchase price per share of $12.39. Cumulatively, we have repurchased 6,108,927 shares of our Class A Common Stock since approval of the Board’s repurchase plan.

			Total Number of
			Shares
			Purchased as
	Total Number of	Average	Part of Publicly	Maximum Dollar Value of Shares
	Shares	Price Per	Announced	That May Yet Be Purchased
Period	Purchased	Share	Program	Under the Program
July 1, 2005 - July 31, 2005	2,058,459	$12.13	2,058,459	$60,353,387
August 1, 2005 - August 31, 2005	2,177,039	$12.57	2,177,039	$32,954,902
September 1, 2005 - September 30, 2005	869,000	$12.57	869,000	$22,013,238

Total	5,104,498		5,104,498

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

CUMULUS MEDIA INC.
Date: November 9, 2005	By:	/s/ Martin R. Gausvik
Executive Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.