Form 10-Q/A
period 2005-06-30
CUMULUS MEDIA INC
filed 2005-11-10
CIK 1058623

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

CUMULUS MEDIA INC.

EXPLANATORY STATEMENT
As previously disclosed, in May 2005, we were released from our pre-existing national advertising sales agency contract with Interep National Radio Sales, Inc (“Interep”) and engaged Katz Media Group, Inc. (“Katz”) as our new national advertising sales agent. See Note 10, “Commitments and Contingencies,” to the accompanying financial statements for a more detailed description of the Company’s contract with Katz.
Subsequent to the end of the third quarter of 2005, we reconsidered our accounting for the termination of the Interep contract during the second quarter. As a result of our review, we have determined that we should have recognized a non-cash contract termination charge during the second quarter to account for payments totaling $14.4 million made by Katz to Interep. Accordingly, we have now determined that we should correct and restate our financial statements for the three- and six-month periods ended June 30, 2005. The accompanying financial statements have been restated from amounts previously reported to incorporate the effects of the correction. For a more detailed description of this restatement, see Note 2 “Restatement of Financial Statements,” to the accompanying financial statements.
For convenience, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the SEC on August 9, 2005, in its entirety. However, this Form 10-Q/A only amends and restates certain information in Items 1, 2 and 4 of Part I of the original filing, in each case solely as a result of and to reflect the restatement, and no other information in the original filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10 Q/A as exhibits 31.1, 31.2 and 32.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward-looking statements made in the original filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the original filing (other than the restatement), and such forward-looking statements should be read in their historical context.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	RESTATED
	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,669	$31,960
Accounts receivable, less allowance for doubtful accounts of $2,346 and $2,650, respectively	62,073	54,834
Prepaid expenses and other current assets	5,544	8,366
Deferred tax assets	308	416

Total current assets	70,594	95,576
Property and equipment, net	92,102	93,206
Intangible assets, net	1,202,896	1,132,736
Goodwill	287,354	276,060
Other assets	16,284	18,819

Total assets	$1,669,230	$1,616,397

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$21,252	$19,078
Current portion of long-term debt	43,364	40,957

Total current liabilities	64,616	60,035
Long-term debt	463,700	441,145
Other liabilities	19,386	4,642
Deferred income taxes	247,614	234,242

Total liabilities	795,316	740,064

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 58,264,290 and 57,677,996 shares issued, respectively; 56,864,861 and 56,673,567 shares outstanding, respectively	583	577
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury stock, at cost, 1,004,429 shares	(14,640)	(14,640)
Accumulated other comprehensive income	721	2,867
Additional paid-in-capital	1,014,947	1,011,075
Accumulated deficit	(122,827)	(118,676)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	873,914	876,333

Total liabilities and stockholders’ equity	$1,669,230	$1,616,397

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	RESTATED		RESTATED
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net revenues	$87,440	$86,314	$159,563	$151,764
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $13,571, $0, $13,571 and $0, respectively)	68,286	52,620	118,804	98,915
Depreciation and amortization	5,455	5,065	10,812	10,059
LMA fees	198	710	546	1,297
Corporate general and administrative (excluding non-cash stock compensation (income) expense of $1,697, $(125), $1,668 and $(216), respectively)	3,850	3,870	7,595	7,426
Non-cash stock compensation	1,697	(125)	1,668	(216)
Restructuring charges (credits)	(215)	(21)	(215)	(21)

Total operating expenses	79,271	62,119	139,210	117,460

Operating income	8,169	24,195	20,353	34,304

Nonoperating income (expense):
Interest expense	(6,575)	(4,593)	(11,796)	(10,134)
Interest income	459	188	793	296
Loss on early extinguishment of debt	—	—	—	(462)
Other income (expense), net	(19)	(14)	(21)	13

Total nonoperating expenses, net	(6,135)	(4,419)	(11,024)	(10,287)

Income before income taxes	2,034	19,776	9,329	24,017
Income tax expense	(7,008)	(6,557)	(13,480)	(12,782)

Net income (loss)	$(4,974)	$13,219	$(4,151)	$11,235

Basic and diluted income (loss) per common share:
Basic income (loss) per common share	$(0.07)	$0.19	$(0.06)	$0.16

Diluted income (loss) per common share	$(0.07)	$0.18	$(0.06)	$0.16

Weighted average basic common shares outstanding	69,127,823	69,877,036	69,107,566	68,121,870

Weighted average diluted common shares outstanding	69,127,823	72,860,626	69,107,566	71,263,939

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	RESTATED
	Six Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$(4,151)	$11,235
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	—	462
Depreciation	10,457	9,624
Amortization of intangible assets and other assets	356	434
Amortization of debt issuance costs	129	129
Provision for doubtful accounts	1,638	1,591
Non-cash contract termination costs	13,571	—
Adjustment of the fair value of derivative instruments	703	(391)
Deferred income taxes	13,480	12,782
Non-cash stock compensation	1,668	(216)
Net gain on disposition of fixed assets	(480)	—
Adjustment of restructuring charges	(215)	(21)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,879)	(10,136)
Prepaid expenses and other current assets	2,822	2,170
Accounts payable and accrued expenses	3,178	1,635
Other assets	(3,217)	(1,040)
Other liabilities	1,475	(730)

Net cash provided by operating activities	32,535	27,528

Cash flows from investing activities:
Acquisitions	(47,389)	(7,221)
Purchase of Intangible Assets	(34,908)	—
Escrow deposits on pending acquisitions	(1,500)	(1,035)
Capital expenditures	(3,762)	(4,828)
Proceeds from sale of fixed assets	750	—
Other	(367)	(444)

Net cash used in investing activities	(87,176)	(13,528)

Cash flows from financing activities:
Proceeds from bank credit facility	57,000	—
Repayments of borrowings from bank credit facility	(32,038)	(17,750)
Payments for debt issuance costs	(73)	(400)
Proceeds from issuance of common stock	461	900

Net cash provided by (used in) financing activities	25,350	(17,250)

Decrease in cash and cash equivalents	(29,291)	(3,250)
Cash and cash equivalents at beginning of period	$31,960	$6,720
Cash and cash equivalents at end of period	$2,669	$3,470
Non—cash operating and financing activities:
Trade revenue	$8,232	$9,082
Trade expense	8,001	8,949
Assets acquired through notes payable	—	5,000
Issuance of common stock in exchange for acquired businesses	—	71,344
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
Accounting for National Advertising Agency Contract
      During the three months ended June 30, 2005, the Company was released from its pre-existing national advertising sales agency contract with Interep National Radio Sales, Inc (“Interep”) and engaged Katz Media Group, Inc. (“Katz”) as its new national advertising sales agent. In connection with the Company’s release from the Interep contract, Katz agreed to pay Interep $14.4 million (the “Katz Payment”) in twenty-five consecutive equal monthly installments commencing May 16, 2005. No payments were or will be made by the Company to Interep in connection with the termination of the contract. The Company’s contract with Interep did not contain a voluntary termination or buyout provision, and the terms of the release were primarily negotiated directly between Katz and Interep.
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
      The following are the principal economic elements of the contract that can affect the base commission rate:

•	A $13.6 million non-cash charge related to the termination of our contract with our former national advertising agent.

•	Potential commission rebates from Katz should national revenue not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The amounts currently deemed probable of settlement relate to year one.

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue target. No additional commission payments have been assumed.
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
2. Restatement of Financial Statements
      During the three months ended June 30, 2005, the Company was released from its pre-existing national advertising sales agency contract with Interep National Radio Sales, Inc (“Interep”) and engaged Katz Media Group, Inc. (“Katz”) as its new national advertising sales agent. In connection with the Company’s release from the Interep contract, Katz agreed to pay Interep $14.4 million (the “Katz Payment”) in twenty-five consecutive equal monthly installments commencing May 16, 2005. No payments were or will be made by the Company to Interep in connection with the termination of the contract. The Company’s contract with Interep did not contain a voluntary termination or buyout provision, and the terms of the release were primarily negotiated directly between Katz and Interep.
      As the Katz Payment appeared to create no obligation and no cash outlay for the Company, management did not originally believe that it triggered an accounting event for the Company. Accordingly, the Company’s financial statements for the quarterly period ended June 30, 2005, as originally filed on August 9, 2005, did not reflect any effect of the Katz Payment. However, based on the Company’s subsequent reconsideration of the accounting treatment of the transaction, the Company now believes that it should have recognized a second quarter non-cash contract termination cost charge and related liability during the second quarter to account for payments totaling $14.4 million made by Katz to Interep. Further, since the contract termination cost will be paid by a vendor, in this case Katz, the Company believes the payment should be accounted for as consideration received from a vendor and recorded as an adjustment to the cost of sales services provided by Katz over the life of the Katz contract.
      Accordingly, the Company has corrected its accounting to recognize a non-cash contract termination charge and liability as of the termination date of the Interep contract.

     As a result of the restatement, Station Operating Expenses increased by $13.8 million for the three and six months ended June 30, 2005. Of the increase, $13.6 million was recorded as a contract termination cost and represents the fair value of the Katz Payment as of the contract termination date. A corresponding liability has been recorded to the accompanying Consolidated Balance Sheets to recognize the contract termination liability.
     In future periods and over the nine year life of the Katz contract, the Company will recognize a non-cash benefit equal to the original $13.6 million contract termination cost. This benefit will be recorded as a component of station operating expenses and represents an adjustment to the cost of Katz’s sales services. An additional $0.2 million of commission expense was also recorded for the three months ended June 30, 2005 to properly allocate the Katz commission expense. The adjustments recorded had no impact on the Company’s provision for income taxes during the three and six months ended June 30, 2005, as the deductible temporary difference is fully offset by a valuation allowance.
     A summary of the effects of this correction on the Company’s Consolidated Balance Sheet at June 30, 2005, the Consolidated Statements of Operations for the three and six months ended June 30, 2005 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2005 is as follows:

	CONSOLIDATED BALANCE SHEETS
	(Dollars in thousands)
	(Unaudited)
	As Previously
June 30, 2005 (Restated)	Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$2,669	$—	$2,669
Accounts receivable	62,073	—	62,073
Prepaid expenses and other current assets	5,544	—	5,544
Deferred tax assets	308	—	308

Total current assets	70,594	—	70,594
Property and equipment, net	92,102	—	92,102
Intangible assets, net	1,202,896	—	1,202,896
Goodwill	287,354	—	287,354
Other assets	16,284	—	16,284

Total assets	$1,669,230	—	$1,669,230

Current liabilities:
Accounts payable and accrued expenses	$19,856	$1,396	$21,252
Current portion of long-term debt	43,364	—	43,364

Total current liabilities	63,220	1,396	64,616
Long-term debt	463,700	—	463,700
Other liabilities	7,002	12,384	19,386
Deferred income taxes	247,614	—	247,614

Total liabilities	781,536	13,780	795,316

Stockholders’ equity:
Preferred stock	—	—	—
Class A common stock	583	—	583
Class B common stock	116	—	116
Class C common stock	6	—	6
Treasury stock	(14,640)	—	(14,640)
Accumulated other comprehensive income	721	—	721
Additional paid-in-capital	1,014,947	—	1,014,947
Accumulated deficit	(109,047)	(13,780)	(122,827)
Loan to officer	(4,992)	—	(4,992)

Total stockholders’ equity	887,694	(13,780)	873,914

Total liabilities and stockholders’ equity	$1,669,230	—	$1,669,230

	CONSOLIDATED STATEMENT
	OF OPERATIONS
	(Dollars in thousands)
	(Unaudited)
	As Previously
Three Months Ended June 30, 2005 (Restated)	Reported	Adjustments	As Restated
Net revenues	$87,440	$—	$87,440
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees	54,506	13,780	68,286
Depreciation and amortization	5,455	—	5,455
LMA fees	198	—	198
Corporate general and administrative	3,850	—	3,850
Non-cash stock compensation	1,697	—	1,697
Restructuring charges (credits)	(215)	—	(215)

Total operating expenses	65,491	13,780	79,271

Operating income	21,949	(13,780)	8,169

Nonoperating income (expense):
Interest expense	(6,575)	—	(6,575)
Interest income	459	—	459
Loss on early extinguishment of debt	—	—	—
Other income (expense), net	(19)	—	(19)

Total nonoperating expenses, net	(6,135)	—	(6,135)

Income before income taxes	15,814	(13,780)	2,034
Income tax expense	(7,008)	—	(7,008)

Net income (loss)	$8,806	$(13,780)	$(4,974)

Basic and diluted income (loss) per common share:
Basic income (loss) per common share	$0.13	(0.20)	$(0.07)

Diluted income (loss) per common share	$0.12	(0.19)	$(0.07)

Weighted average basic common shares outstanding	69,127,823		69,127,823

Weighted average diluted common shares outstanding	70,540,542		69,127,823

	CONSOLIDATED STATEMENT
	OF OPERATIONS
	(Dollars in thousands)
	(Unaudited)
	As Previously
Six Months Ended June 30, 2005 (Restated)	Reported	Adjustments	As Restated
Net revenues	$159,563	$—	$159,563
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees	105,024	13,780	118,804
Depreciation and amortization	10,812	—	10,812
LMA fees	546	—	546
Corporate general and administrative	7,595	—	7,595
Non-cash stock compensation	1,668	—	1,668
Restructuring charges (credits)	(215)	—	(215)

Total operating expenses	125,430	13,780	139,210

Operating income	34,133	(13,780)	20,353

Nonoperating income (expense):
Interest expense	(11,796)	—	(11,796)
Interest income	793	—	793
Loss on early extinguishment of debt	—	—	—
Other income (expense), net	(21)	—	(21)

Total nonoperating expenses, net	(11,024)	—	(11,024)

Income before income taxes	23,109	(13,780)	9,329
Income tax expense	(13,480)	—	(13,480)

Net income (loss)	$9,629	$(13,780)	$(4,151)

Basic and diluted income (loss) per common share:
Basic income (loss) per common share	$0.14	$(0.20)	$(0.06)

Diluted income (loss) per common share	$0.14	$(0.20)	$(0.06)

Weighted average basic common shares outstanding	69,107,566		69,107,566

Weighted average diluted common shares outstanding	70,583,003		69,107,566

	CONSOLIDATED STATEMENT OF
	CASH FLOWS
	(Dollars in thousands)
	(Unaudited)
	As Previously
Six Months Ended June 30, 2005 (Restated)	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$9,629	$(13,780)	$(4,151)
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	—	—	—
Depreciation	10,457	—	10,457
Amortization of intangible assets and other assets	356	—	356
Amortization of debt issuance costs	129	—	129
Provision for doubtful accounts	1,638	—	1,638
Non-cash contract termination costs	—	13,571	13,571
Adjustment of the fair value of derivative instruments	703	—	703
Deferred income taxes	13,480	—	13,480
Non-cash stock compensation	1,668	—	1,668
Net gain on disposition of fixed assets	(480)	—	(480)
Adjustment of restructuring charges	(215)	—	(215)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,879)	—	(8,879)
Prepaid expenses and other current assets	2,822	—	2,822
Accounts payable and accrued expenses	2,969	209	3,178
Other assets	(3,217)	—	(3,217)
Other liabilities	1,475	—	1,475

Net cash provided by operating activities	32,535	—	32,535

Cash flows from investing activities:
Acquisitions	(47,389)		(47,389)
Purchase of Intangible Assets	(34,908)		(34,908)
Escrow deposits on pending acquisitions	(1,500)		(1,500)
Capital expenditures	(3,762)		(3,762)
Proceeds from sale of fixed assets	750		750
Other	(367)		(367)

Net cash used in investing activities	(87,176)	—	(87,176)

Cash flows from financing activities:
Proceeds from bank credit facility	57,000		57,000
Repayments of borrowings from bank credit facility	(32,038)		(32,038)
Payments for debt issuance costs	(73)		(73)
Proceeds from issuance of common stock	461		461

Net cash provided by (used in) financing activities	25,350	—	25,350

Decrease in cash and cash equivalents	(29,291)		(29,291)
Cash and cash equivalents at beginning of period	$31,960		$31,960
Cash and cash equivalents at end of period	$2,669		$2,669
     The restatement also affects amounts disclosed in Notes 3, 7, 8, 9 and 10 to the accompanying consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(RESTATED)		(RESTATED)
Net income (loss), as reported	$(4,974)	$13,219	$(4,151)	$11,235
Add: Stock-based compensation expense included in reported net income	1,697	(125)	1,668	(216)
Deduct: Total stock based compensation expense determined under fair value-based method	(4,700)	(2,561)	(7,933)	(5,156)

Pro forma net income	$(7,977)	$10,533	$(10,416)	$5,863

Basic income per common share:
As reported	$(0.07)	$0.19	$(0.06)	$0.16
Pro forma	$(0.12)	$0.15	$(0.15)	$0.09
Diluted income per common share:
As reported	$(0.07)	$0.18	$(0.06)	$0.16
Pro forma	$(0.12)	$0.14	$(0.15)	$0.08
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
4. Restricted Stock
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
5. Restructuring Charges
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
6. Derivative Financial Instruments

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
7. Acquisitions and Dispositions
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
     The unaudited consolidated condensed pro forma results of operations data for the three and six months ended June 30, 2005 and 2004, reflect adjustments as if all acquisitions and dispositions completed during 2004 and during the first and second quarter of 2005 occurred at January 1, 2004 (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(RESTATED)		(RESTATED)
Net revenues	$87,440	$86,314	$159,563	$156,241
Operating income	8,366	24,514	20,721	35,490
Net income (loss)	(4,777)	11,827	(3,784)	11,718

Basic income(loss) per common share	$(0.07)	$0.17	$(0.05)	$0.17
Diluted income (loss) per common share	$(0.07)	$0.16	$(0.05)	$0.16
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

8. Earnings Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share for the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share data).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(RESTATED)		(RESTATED)
Numerator:
Net income (loss)	$(4,974)	$13,219	$(4,151)	$11,235
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	69,128	69,877	69,108	68,122
Effect of dilutive securities:
Options	—	2,984	—	3,142
Restricted Shares	—	—	—	—

Shares applicable to diluted income per common share	69,128	72,861	69,108	71,264

Basic income (loss) per common share	$(0.07)	$0.19	$(0.06)	$0.16

Diluted income (loss) per common share	$(0.07)	$0.18	$(0.06)	$0.16

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
     Earnings per share assuming dilution has not been presented for the three and six months ended June 30, 2005 as the effect of the restricted shares and options would be antidilutive. For the three and six months ended June 30, 2004, 2,655,718 and 1,236,813 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period.
9. Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income. Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports changes in the fair value of derivatives qualifying as cash flow hedges as components of comprehensive income. The components of comprehensive income (loss) are as follows (dollars in thousands):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(RESTATED)		(RESTATED)
Net income (loss)	$(4,974)	$13,219	$(4,151)	$11,235
Change in the fair value of derivative instruments	(2,974)	5,455	(2,146)	2,809

Comprehensive income (loss)	$(7,948)	$18,674	$(6,297)	$14,044

10. Commitments and Contingencies
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

     The Company’s new contract with Katz contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
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
     In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable the Company to convert to and utilize digital broadcasting technology on 240 of the Company’s stations. Under the terms of the agreement, the Company has committed to convert the 240 stations over a seven year period beginning in the second half of 2005. The conversion of stations to the digital technology will require an investment in certain capital equipment over the next four to five years.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
     The following discussion and analysis gives effect to the restatement discussed in Note 2 to the consolidated financial statements.

General
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
Results of Operations
     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended	Percent Change
	June 30, 2005	June 30, 2004	2005 vs. 2004
	AS RESTATED
STATEMENT OF OPERATIONS DATA:
Net revenues	$87,440	$86,314	1.3%
Station operating expenses excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $13,571 and $0, respectively)	68,286	52,620	29.8%
Depreciation and amortization	5,455	5,065	7.7%
LMA fees	198	710	(72.1)%
Corporate general and administrative (excluding non-cash stock compensation expense)	3,850	3,870	(0.5)%
Non-cash stock compensation	1,697	(125)	**
Restructuring charges (credits)	(215)	(21)	**
Operating income	8,169	24,195	(66.2)%
Interest expense, net	(6,116)	(4,405)	38.8%
Other expense, net	(19)	(14)	35.7%
Income tax expense	(7,008)	(6,557)	6.9%
Net income (loss)	$(4,974)	$13,219	**

OTHER DATA:
Station Operating Income (1)	32,725	33,694	(2.9)%
Station Operating Income Margin (2)	37.4%	39.0%

	For the Six	For the Six
	Months Ended	Months Ended	Percent Change
	June 30, 2005	June 30, 2004	2005 vs. 2004
	AS RESTATED
STATEMENT OF OPERATIONS DATA:
Net revenues	$159,563	$151,764	5.1%
Station operating expenses excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $13,571 and $0, respectively)	118,804	98,915	20.1%
Depreciation and amortization	10,812	10,059	7.5%
LMA fees	546	1,297	(57.9)%
Corporate general and administrative (excluding non-cash stock compensation expense)	7,595	7,426	2.3%
Non-cash stock compensation	1,668	(216)	**
Restructuring charges (credits)	(215)	(21)	**
Operating income	20,353	34,304	(40.7)%
Interest expense, net	(11,003)	(9,838)	11.8%
Loss on early extinguishment of debt	—	(462)	(100.0)%
Other income (expense), net	(21)	13	**
Income tax expense	(13,480)	(12,782)	5.5%
Net income:	$(4,151)	$11,235	**

OTHER DATA:
Station Operating Income (1)	54,330	52,849	2.8%
Station Operating Income Margin (2)	34.0%	34.8%
Cash flows related to:
Operating activities	32,535	27,528	18.2%
Investing activities	(87,176)	(13,528)	**
Financing activities	25,350	(17,250)	**
Capital expenditures	$3,762	$4,828	(22.1)%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income (loss) before non cash contract termination costs, depreciation, amortization, LMA fees, corporate general and administrative expenses, non cash stock compensation expense and restructuring and impairment charges (credits). Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station Operating Income Margin is defined as Station Operating Income as a percentage of net revenues.
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
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $15.7 million, or 29.8%, to $68.3 million for the three months ended June 30, 2005 from $52.6 million for the three months ended June 30, 2004. This increase was primarily attributable to (1) a $13.6 million non-cash charge to record certain contract termination costs incurred during the period, (2) increased programming and selling expenses associated with operating our station platform (approximately $1.1 million of increase) and (3) expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $0.8 million of increase). The provision for doubtful accounts was $1.0 million for the three months ended June 30, 2005 as compared to $0.8 million during the three months ended June 30, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the three months ended June 30, 2005 and was consistent with the prior year.
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
     Station Operating Income. As a result of the factors described above, Station Operating Income decreased $1.0 million, or 2.9%, to $32.7 million for the three months ended June 30, 2005 compared to $33.7 million for the three months ended June 30, 2004. Station Operating Income consists of operating income (loss) before non cash contract termination costs, depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and restructuring charges (credits). Station Operating Income serves as a starting point for our management to analyze the cash flow generated by our business by measuring the profitability of our station portfolio and its contribution to the funding of our other operating expenses and to the funding of debt service and acquisitions. Station Operating Income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non cash contract termination costs as the charge will never represent a cash obligation to our station operations. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non cash stock compensation and restructuring and impairment charges (credits) from the measure as they do not represent cash payments related to the operation of the stations. We believe that Station Operating Income, although not a measure that is calculated in accordance with GAAP, nevertheless is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcast industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the metric to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is the primary metric that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our stockholders, and the public, with an analysis of our performance that is consistent with that utilized by our management. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. As

Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies.
     Reconciliation of Non-GAAP Financial Measure. Net cash provided by operating activities as presented in the accompanying consolidated statements of cash flows is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles net cash provided by operating activities to Station Operating Income (dollars in thousands):

	RESTATED
	Three Months Ended
	June 30,
	2005	2004
Net cash provided by operating activities	$15,686	$12,528
Cash payments for LMA fees	197	710
Excess of accrual based station operating expenses to cash payments	8,191	10,814
Cash payments for Corporate general and administrative expenses	95	4,914
Cash payments for interest expense	8,784	4,230
Cash interest income	(459)	(188)
Other cash payments/adjustments	231	686

Station Operating Income	$32,725	$33,694

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
     Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $19.9 million, or 20.1%, to $118.8 million for the six months ended June 30, 2005, from $98.9 million for the six months ended June 30, 2004. This increase was primarily a result of 1) a $13.6 million non-cash charge to record certain contract termination costs during the second quarter and 2) expenses associated with station acquisitions completed in March 2004. The provision for doubtful accounts was $1.6 million for the six months ended June 30, 2005, compared to $1.6 million during the six months ended June 30, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the six months ended June 30, 2005 and was consistent with the prior year.
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
     Station Operating Income. As a result of the factors described above, Station Operating Income increased $1.5 million, or 2.8%, to $54.3 million for the six months ended June 30, 2005 compared to $52.8 million for the six months ended June 30, 2004.

     Reconciliation of Non-GAAP Financial Measures. Net cash provided by operating activities as presented in the accompanying consolidated statements of cash flows is the most directly comparable financial measure calculated in accordance with GAAP to Station Operating Income. The following table reconciles net cash provided by operating activities to Station Operating Income (dollars in thousands):

	RESTATED
	Six Months Ended
	June 30,
	2005	2004
Net cash provided by operating activities	$32,535	$27,528
Cash payments for LMA fees	545	1,297
Excess of accrual based station operating expenses to cash payments	4,059	1,964
Cash payments for Corporate general and administrative expenses	5,141	11,045
Cash payments for interest expense	12,581	11,081
Cash interest income	(793)	(296)
Other cash payments/adjustments	262	230

Station Operating Income	$54,330	$52,849

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
Item 4. Controls and Procedures
     Subsequent to the end of the third quarter of 2005, we reconsidered our accounting for the termination of a particular contract during the period covered by this report. On November 7, 2005, the audit committee of the board of directors of the Company determined that the interim financial statements included in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2005 should be restated. The restatement is further discussed in the “Explanatory Note” in the forepart of this Form 10-Q/A and in Note 2, “Restatement of Financial Statements,” to the accompanying financial statements. Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based upon that standard, subsequent to the period covered by this report, management has concluded that the control deficiency that resulted in the incorrect accounting of the non-cash contract termination charge represented a material weakness in internal control over financial reporting.
     In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the aforementioned material weakness related to accounting for non-cash contract termination charges, our disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information relating to us, including our consolidated subsidiaries, that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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