Form 10-K
period 2005-12-31
CUMULUS MEDIA INC
filed 2006-03-16
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Class A Common Stock; Par Value $.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $502.3 million, based on 69,535,491 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ National Market of $11.78 on that date. As of February 28, 2006, the registrant had outstanding 59,925,324 shares of common stock consisting of (i) 47,649,694 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.
Documents Incorporated by Reference:
     Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2005

PART 1

Item 1.	Business
Certain Definitions
      In this Form 10-K the terms “Company”, “Cumulus”, “we”, “us”, and “our” refer to Cumulus Media Inc. and its consolidated subsidiaries.
      We use the term “local marketing agreement” (“LMA”) in various places in this report. A typical LMA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, air time on its station to another party. The other party provides programming to be broadcast during the airtime and collects revenues from advertising it sells for broadcast during that programming. In addition to entering into LMAs, we will from time to time enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.
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
      Unless otherwise indicated:

•	we obtained total radio industry listener and revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm;

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2005 Arbitron Market Report, referred to as Arbitron’s Market Report, pertaining to each market; and

•	all dollar amounts are rounded to the nearest million, unless otherwise indicated.
      The term “Station Operating Income” is used in various places in this document. Station Operating Income consists of operating income (loss) before non-cash contract termination costs, depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation expense, restructuring charges (credits) and impairment charges. Station Operating Income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio.
      In deriving this measure, we exclude non-cash contract termination costs as the charge will never represent a cash obligation to our station operations. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it allows for a determination of the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation, restructuring charges

(credits) and impairment charges from the measure as they do not represent cash payments related to the operation of the stations.
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
      Finally, Station Operating Income is the primary metric that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses in connection with determining the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our stockholders, and the public, with an analysis of our performance that is consistent with that utilized by our management. Nevertheless, it should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. As Station Operating Income is not a measure calculated in accordance with GAAP, this measure may not be compared to similarly titled measures employed by other companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.
Company Overview
      We own and operate FM and AM radio station clusters serving mid-sized markets throughout the United States. Through our investment in Cumulus Media Partners, LLC (“CMP”), described below, we will also operate radio station clusters serving large-sized markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2005, we owned and operated 307 radio stations in 61 mid-sized U.S. media markets and, together with three private equity firms, had formed CMP to acquire 33 radio stations in 8 markets, including San Francisco, Dallas, Houston and Atlanta. In addition, we own and operate a multi-market network of five radio stations in the English-speaking Caribbean. Under our LMAs, we currently provide sales and marketing services for two radio stations in two U.S. markets in exchange for a management or consulting fee, pending FCC approval of our acquisitions of these stations. We will own and operate, directly and through our investment in CMP, a total of 345 stations in 67 U.S. markets upon FCC approval and consummation of all of our pending acquisitions.

Our Mid-Market Focus . . .
      Historically, our strategic focus has been on mid-sized markets throughout the United States. Relative to the 50 largest markets in the United States, we believe that the mid-sized markets represent attractive operating environments and generally are characterized by:

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
      We believe that the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, have created significant opportunities for growth from the formation of groups of radio stations within these markets. We have capitalized on these opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, as of December 31, 2005 there were 8,903 FM and 4,757 AM stations in the United States.

. . . and Our Large-Market Opportunities
      Although our historical focus has been on mid-sized radio markets in the United States, we recognize that the large-sized radio markets currently provide an attractive combination of scale, stability and opportunity for future growth. These markets typically have per capita and household income, and expected household after-tax effective buying income growth in excess of the national average, according to BIA, which we believe makes radio broadcasters in these markets attractive to a broad base of radio advertisers and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. In recognition of this, in October 2005 we announced the formation of CMP, a newly formed private partnership created by Cumulus and affiliates of Bain Capital Partners LLC, The Blackstone Group and Thomas H. Lee Partners, L.P., to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”). CMP has entered into a definitive agreement to acquire Susquehanna’s radio business for approximately $1.2 billion, in a transaction expected to be completed in the first half of 2006. Susquehanna Radio is the largest privately owned radio broadcasting company in the United States and the 11th largest radio station operator in terms of revenue. The group consists of 33 radio stations in 8 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania. See “— Acquisitions and Dispositions — Cumulus Media Partners, LLC.”
* * *
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
      We believe that we are in a position to generate revenue growth, increase audience and revenue shares within our markets and, by capitalizing on economies of scale and by competing against other media for incremental advertising revenue, increase our Station Operating Income growth rates and margins. Some of our markets are still in the development stage with the potential for substantial growth as we implement our operating strategy. In our more established markets, we believe we have several significant opportunities for growth within our current business model, including growth through maturation of recently reformatted or rebranded stations, and through investment in signal upgrades, which allow for a larger audience reach, for stations that were already strong performers.
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

Operating Strategy
      Our operating strategy has the following principal components:

•	achieve cost efficiencies associated with common infrastructure and personnel and increase revenue by offering regional coverage of key demographic groups that were previously unavailable to national and regional advertisers;

•	develop each station in our portfolio as a unique enterprise, marketed as an individual, local brand with its own identity, programming content, programming personnel, inventory of time slots and sales force;

•	use audience research and music testing to refine each station’s programming content to match the preferences of the station’s target demographic audience, in order to enrich our listeners’ experiences by increasing both the quality and quantity of local programming; and

•	position station clusters to compete with print and television advertising by combining favorable advertising pricing with diverse station formats within each market to draw a larger and broader listening audience to attract a wider range of advertisers.

Acquisition Strategy
      Our acquisition strategy has the following principal components:

•	assemble leading radio station clusters in mid-sized markets by taking advantage of their size and fragmented nature ownership;

•	acquire leading stations where we believe we can cost-effectively achieve a leading position in terms of signal coverage, revenue or audience share and acquire under-performing stations where there is significant potential to apply our management expertise to improve financial and operating performance; and

•	reconfigure our existing stations, or acquire new stations, located near large markets, that based on an engineering analysis of signal specifications and the likelihood of receiving FCC approval, can be redirected, or “moved-in,” to those larger markets.
Acquisitions and Dispositions

Completed Acquisitions
      We completed three acquisitions of ten radio stations in four markets and the acquisition of a studio facility during the year ended December 31, 2005. Of the $47.8 million required to fund these acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable external acquisition costs. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.
      On March 4, 2005, we completed the acquisition of KFRU-AM, KBXR-FM, KOQL-FM and KPLA-FM serving Columbia, Missouri and KLIK-AM, KBBM-FM and KJMO-FM serving Jefferson City, Missouri from Premier Radio Group. In connection with the acquisition, we paid $38.7 million in cash and incurred $0.1 million in capitalizable acquisition costs. The Columbia, Missouri and Jefferson City, Missouri stations were acquired primarily because they complemented our station portfolio and increased both our state and regional coverage.

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

Pending Acquisitions
      As of December 31, 2005, we were a party to various agreements to acquire three stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $5.6 million in cash.
      As of December 31, 2005, we were also a party to two asset exchange agreements, under which we have agreed to transfer two stations in its Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. As of December 31, 2005, we have put $2.3 million in escrow funds toward these asset exchange transactions.

Cumulus Media Partners, LLC
      On October 31, 2005, we announced that, together with affiliates of three private equity firms, Bain Capital Partners LLC, The Blackstone Group and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”), we formed CMP, which has entered into agreements to acquire the radio broadcasting business of Susquehanna. The acquisition is expected to close in the first half of 2006 and is subject to regulatory approvals, as well as other closing conditions. In connection with the proposed acquisition, we entered into (or will enter into in connection with the consummation of the proposed acquisition) various agreements.
      First, on October 31, 2005, we and the Sponsors entered into a definitive capital contribution agreement with CMP in order to provide for the capitalization of CMP and its subsidiaries. Pursuant to the capital contribution agreement, we will contribute our Kansas City, Missouri and Houston, Texas radio operations and assets to CMP, in exchange for an equity stake initially valued at approximately 25% of the equity of CMP. The Sponsors will contribute cash in exchange for the remaining approximately 75% equity stake. The capitalization of CMP is expected to occur immediately prior to the closing of the Susquehanna acquisition, and is contingent on, among other things, satisfaction of all conditions precedent to the acquisition.
      Also on October 31, 2005, we and the Sponsors entered into a limited liability company agreement, which sets forth the terms related to the membership interests to be held by the members of CMP. CMP was formed to acquire and operate the radio operations of Susquehanna and the Kansas City and Houston radio operations and assets of Cumulus, as well as to acquire and operate additional radio broadcasting stations in the top 50 radio broadcast markets in the United States. Under the terms of the limited liability company agreement, the distributions by CMP to its members will be calculated according to a formula that values our interest at up to $150 million, or approximately 40% of the equity interests in CMP, subject to achieving certain performance criteria.
      In addition, upon the capitalization of CMP and the consummation of the Susquehanna acquisition, Cumulus and the Sponsors, as the equityholders of CMP, will enter into an equityholders’ agreement with CMP and certain of its subsidiaries, setting forth the transfer restrictions, voting rights and powers of the equityholders with respect to the corporate governance of CMP and its subsidiaries. Pursuant to the equityholders’ agreement, the boards of directors of CMP and certain of its subsidiaries shall each be comprised of eight members: two directors designated by each of us and each Sponsor. Generally, any significant action taken by CMP or its subsidiaries during the initial three years will need our approval and the approval of a majority of the Sponsors and, thereafter, simply a majority of the membership interests. We and the Sponsors will have preemptive rights with respect to any new issuance of securities by CMP or its subsidiaries. In addition, the equityholders’ agreement provides that the parties may not transfer their equity interests in CMP, except under certain circumstances. The parties also have rights of first offer, “tag-along” rights and “drag-along” rights in the event of proposed transfers of equity interests in CMP. The equityholders’ agreement also contains a provision that affords CMP the right to pursue first any acquisition opportunities involving radio broadcasting operations primarily in the top 50 radio broadcasting markets in the United States. If CMP declines such an opportunity, then we will have the right to pursue it. With regard to acquisition opportunities involving other U.S. markets, CMP must allow us the right to pursue first any such opportunity.
      Additionally, upon the capitalization of CMP and the consummation of the Susquehanna acquisition, we will enter into a management agreement with a subsidiary of CMP under which, subject to oversight by the board of directors, we will manage CMP’s radio broadcasting operations and corporate development, including management at the corporate level of sales, programming, marketing, technical, finance, accounting, legal, human resources, risk management and information technology, as well as evaluation and consummation of divestitures, acquisitions, swaps, signal upgrades, move-ins, and digital radio build-out and development. Pursuant to the management agreement, our senior management will serve as the senior management of the entities owning or operating the managed assets, though we will maintain responsibility for all salary, benefits and related employment compensation expenses. In exchange for its management services, we will receive an annual management fee equal to the greater of $4.0 million or 4% of CMP’s adjusted earnings, payable on a quarterly basis.

FCC FM Frequency Auction
      Periodically, the FCC makes FM frequencies available for acquisition through an auction process. On November 3, 2004, the FCC held an auction for approximately 290 frequencies. As of the close of the auction, we were the winning bidder for seven frequencies and were obligated to pay the FCC $8.6 million. During 2005, the FCC granted the final authorization on and we completed the purchase of six of the seven frequencies won in the November 2004 auction. As of December 31, 2005, we had funded $7.6 million of our total obligation. We expect to complete the purchase of the remaining frequency from the November 2004 auction during the first half of 2006.
      On January 12, 2006, the FCC held a similar auction for approximately 171 frequencies, located mostly in remote areas of the country, in which we actively participated. As of the close of the auction, we were the winning bidder for one frequency and were obligated to pay the FCC $1.6 million. As of December 31, 2005, we had funded $0.7 toward our obligation to the FCC in the form of an escrow deposit, to be applied by the FCC to the bid price upon grant of the final authorization for the frequency. This authorization will enable us to add a station to one of our existing markets once constructed.

Completed Dispositions
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

Acquisition Shelf Registration Statement
      We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of February 28, 2006, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions.

Industry Overview
      The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1991 and 2001, when total radio advertising revenue fell by approximately 3% and 8%, respectively, advertising revenue has risen each year since 1950, according to the RAB.
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

Advertising Sales
      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 89%, 87% and 85% of our net broadcasting revenue was generated from the sale of local and regional advertising in 2005, 2004 and 2003, respectively. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

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
      Our national sales are made by Katz Communications, Inc., a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on our net revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering to key national and regional advertisers groups of stations within specific markets and regions that make our stations more attractive. Many of these large accounts have previously been reluctant to advertise in these markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before we acquired them.
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
Competition
      The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or an adverse change in the relative market share of the stations located in a particular market could have a material adverse effect on the revenue of our radio stations located in that market. There can be no assurance that any one or all of our stations will be able to maintain or increase current audience ratings or advertising revenue market share.
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
      In 1996, changes in federal law and FCC rules dramatically increased the number of radio stations a single party can own and operate in a local market. Our management continues to believe that companies that elect to take advantage of those changes by forming groups of commonly owned stations or joint arrangements such as LMAs in a particular market may, in certain circumstances, have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in each of our markets and intend to pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties who own and operate as many or more stations than we do. We may also compete with those other parties or broadcast groups for the purchase of additional stations in those markets or new markets. Some of those other parties and groups are owned or operated by companies that have substantially greater financial or other resources than we do.
      A radio station’s competitive position can be enhanced by a variety of factors, including changes in the station’s format and an upgrade of the station’s authorized power. However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can operate in a given market is limited. Under FCC rules that became effective in 2004, the number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Arbitron Metro” (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Arbitron Metro. In those markets that are not in an Arbitron Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that together comprise that FCC-defined radio market. For a discussion of FCC regulation (including recent changes), see “— Federal Regulation of Radio Broadcasting.”
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
      We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.
Employees
      At December 31, 2005, we employed approximately 3,392 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.
      We employ various on-air personalities with large loyal audiences in their respective markets. On occasion, we enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in a short-term loss of audience share, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.
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
Federal Regulation of Radio Broadcasting
      General. The ownership, operation and sale of radio broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority derived from the Communications Act of 1934, as amended (the “Communications Act”). The Telecom Act amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.
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
      License Grant and Renewal. Radio broadcast licenses are generally granted and renewed for maximum terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. We are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although there can be no assurance that each of our licenses will be renewed for a full term without adverse conditions.
      Service Areas. The area served by AM stations is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM station is determined by a combination of transmitter power and antenna height, with stations divided into classes according to these technical parameters.
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

      The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned and operated stations as of February 28, 2006, all pending station acquisitions operated under an LMA as of February 28, 2006 and all other announced pending station acquisitions as of February 28, 2006.

						Height
						Above	Power (in
						Average	Kilowatts)
				Expiration Date	FCC	Terrain
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Abilene, TX	KCDD FM	Hamlin, TX	103.7	August 1, 2013	C	985	98.0	98.0
	KBCY FM	Tye, TX	99.7	August 1, 2013	C1	745	100.0	100.0
	KTLT FM	Anson, TX	98.1	August 1, 2013	C2	292	50.0	50.0
	KHXS FM	Merkel, TX	102.7	August 1, 2013	C1	745	99.2	99.2
Albany, GA	WNUQ FM	Albany, GA	101.7	April 1, 2012	A	299	3.0	3.0
	WEGC FM	Sasser, GA	107.7	April 1, 2012	C3	312	11.5	11.5
	WALG AM	Albany, GA	1590	April 1, 2012	B	N.A.	5.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2012	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2012	C1	981	98.0	98.0
	WGPC AM	Albany, GA	1450	April 1, 2012	C	N.A.	1.0	1.0
	WQVE FM	Camilla, GA	105.5	April 1, 2012	A	276	6.0	6.0
	WZBN FM	Sylvester, GA	102.1	April 1, 2012	A	259	6.0	6.0
Amarillo, TX	KZRK FM	Canyon, TX	107.9	August 1, 2013	C1	476	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2013	B	N.A.	1.0	0.2
	KARX FM	Claude, TX	95.7	August 1, 2013	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2013	B	N.A.	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2013	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2013	C1	699	100.0	100.0
Appleton Oshkosh, WI	WWWX FM	Oshkosh, WI	96.9	December 1, 2012	A	328	6.0	6.0
	WVBO FM	Winneconne, WI	103.9	(A)	C3	328	6.0	6.0
	WNAM AM	Neenah Menasha, WI	1280	December 1, 2012	B	N.A.	20.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2012	C	N.A.	1.0	1.0
	WPKR FM	Omro, WI	99.5	December 1, 2012	C2	420	50.0	50.0
Bangor, ME	WQCB FM	Brewer, ME	106.5	April 1, 2006	C	1079	98.0	98.0
	WBZN FM	Old Town, ME	107.3	April 1, 2006	C2	436	50.0	50.0
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2006	B	1030	11.5	11.5
	WEZQ FM	Bangor, ME	92.9	April 1, 2006	B	787	20.0	20.0
	WDEA AM	Ellsworth, ME	1370	April 1, 2006	B	N.A.	5.0	5.0
Beaumont-Port Arthur, TX	KSTB FM	Crystal Beach, TX	101.5	(A)	A	184	6.0	6.0
	KQXY FM	Beaumont, TX	94.1	(A)	C1	600.2	100.0	100.0
	KBED AM	Nederland, TX	1510	(A)	D	N.A.	5.0	0.0
	KIKR AM	Beaumont, TX	1450	(A)	C	N.A.	1.0	1.0
	KTCX FM	Beaumont, TX	102.5	(A)	C2	492	50.0	50.0
	KAYD FM	Silsbee, TX	101.7	August 1, 2013	C3	502	10.5	10.5
Bismarck, ND	KBYZ FM	Bismarck, ND	96.5	April 1, 2013	C	1001	100.0	100.0
	KACL FM	Bismarck, ND	98.7	April 1, 2013	C1	830	100.0	100.0
	KKCT FM	Bismarck, ND	97.5	April 1, 2013	C1	830	100.0	100.0
	KLXX AM	Mandan, ND	1270	April 1, 2013	B	N.A.	1.0	0.3
Blacksburg, VA	WBRW FM	Blacksburg. VA	105.3	October 1, 2011	C3	479	12.0	12.0
	WFNR FM	Christiansburg, VA	100.7	October 1, 2011	A	886	0.8	0.8
	WFNR AM	Blacksburg. VA	710	October 1, 2011	D	N.A.	10.0	1.0
	WPSK FM	Pulaski, VA	107.1	October 1, 2011	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2011	B	N.A.	1.0	1.0
	WWBU FM	Radford, VA	101.7	October 1, 2011	A	66	20.0	20.0

						Height
						Above	Power (in
						Average	Kilowatts)
				Expiration Date	FCC	Terrain
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2006	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	April 1, 2006	B	N.A.	1.0	0.5
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2012	B	341	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2013	C1	551	100.0	100.0
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2013	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1, 2013	C1	981	100.0	100.0
Columbia, MO	KBXR FM	Columbia, MO	102.3	February 1, 2013	C3	857	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2013	C	N.A.	1.0	1.0
	KPLA FM	Columbia, MO	101.5	February 1, 2013	C1	1064	41.0	41.0
	KOQL FM	Ashland, MO	106.1	February 1, 2013	C1	959	69.0	69.0
Columbus-Starkville, MS	WSSO AM	Starkville, MS	1230	June 1, 2012	C	N.A.	1.0	1.0
	WMXU FM	Starkville, MS	106.1	June 1, 2012	C2	502	40.0	40.0
	WSMS FM	Artesia, MS	99.9	June 1, 2012	C2	505	47.0	47.0
	WKOR FM	Columbus, MS	94.9	June 1, 2012	C2	492	50.0	50.0
	WKOR AM	Starkville, MS	980	June 1, 2012	D	N.A.	1.0	0.0
	WJWF AM	Columbus, MS	1400	June 1, 2012	C	N.A.	1.0	1.0
	WMBC FM	Columbus, MS	103.1	June 1, 2012	C2	755	22.0	22.0
Danbury, CT	WRKI FM	Brookfield, CT	95.1	April 1, 2006	B	636	29.5	29.5
	WDBY FM	Patterson, NY	105.5	June 1, 2006	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2006	D	N.A.	0.7	0.1
	WPUT AM	Brewster, NY	1510	June 1, 2006	D	N.A.	1.0	0.0
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2013	C2	331	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2013	A	308	2.0	2.0
	WDBQ FM	Galena, IL	107.5	December 1, 2012	A	328	3.0	3.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2013	C	N.A.	1.0	1.0
	WJOD FM	Asbury, IA	103.3	February 1, 2013	C3	643	6.6	6.6
Eugene-Springfield, OR	KUJZ FM	Creswell, OR	95.3	(A)	C3	1207	0.6	0.6
	KSCR AM	Eugene, OR	1320	(A)	D	N.A.	1.0	0.1
	KZEL FM	Eugene, OR	96.1	(A)	C	1093	100.0	43.0
	KUGN AM	Eugene, OR	590	(A)	B	N.A.	5.0	5.0
	KEHK FM	Brownsville, OR	102.3	(A)	C1	919	100.0	43.0
	KNRQ FM	Eugene, OR	97.9	(A)	C	1011	100.0	75.0
Faribault-Owatonna, MN	KRFO AM	Owatonna, MN	1390	April 1, 2013	D	N.A.	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2013	A	174	4.7	4.7
	KDHL AM	Faribault, MN	920	April 1, 2013	B	N.A.	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2013	A	328	3.0	3.0
Fayetteville, AR	KQSM FM	Bentonville, AR	98.3	June 1, 2012	C1	617	100.0	100.0
	KFAY AM	Farmington, AR	1030	June 1, 2012	B	N.A.	10.0	1.0
	KKEG FM	Fayetteville, AR	92.1	June 1, 2012	C3	531	7.6	7.6
	KAMO FM	Rogers, AR	94.3	June 1, 2012	C2	692	25.1	25.1
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2012	C1	476	100.0	100.0
	KYNG AM	Springdale, AR	1590	June 1, 2012	D	N.A.	2.5	0.1
	KYNF FM	Prairie Grove, AR	94.9	June 1, 2012	C2	761	21.0	21.0
Fayetteville, NC	WRCQ FM	Dunn, NC	103.5	December 1, 2011	C2	502	47.5	47.5
	WFNC FM	Lumberton, NC	102.3	December 1, 2011	A	269	6.0	6.0
	WFNC AM	Fayetteville, NC	640	December 1, 2011	B	N.A.	10.0	1.0
	WQSM FM	Fayetteville, NC	98.1	December 1, 2011	C1	830	100.0	100.0
	WFVL FM	Southern Pines, NC	106.9	December 1, 2011	C2	492	50.0	50.0

						Height
						Above	Power (in
						Average	Kilowatts)
				Expiration Date	FCC	Terrain
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2012	A	256	3.0	3.0
	WRSR FM	Owosso, MI	103.9	October 1, 2012	A	482	2.9	2.9
	WWCK FM	Flint, MI	105.5	October 1, 2012	B1	328	25.0	25.0
	WWCK AM	Flint, MI	1570	October 1, 2012	D	N.A.	1.0	0.1
Florence, SC	WYNN FM	Florence, SC	106.3	December 1, 2011	A	325	6.0	6.0
	WYNN AM	Florence, SC	540	December 1, 2011	B	N.A.	0.3	0.2
	WYMB AM	Manning, SC	920	December 1, 2011	B	N.A.	2.3	1.0
	WCMG FM	Latta, SC	94.3	December 1, 2011	C3	502	10.5	10.5
	WHSC AM	Hartsville, SC	1450	December 1, 2011	C	N.A.	1.0	1.0
	WBZF FM	Hartsville, SC	98.5	December 1, 2011	A	328	3.0	3.0
	WHLZ FM	Marion, SC	100.5	December 1, 2011	C3	354	21.5	21.5
	WMXT FM	Pamplico, SC	102.1	December 1, 2011	C2	479	50.0	50.0
	WWFN FM	Lake City, SC	100.1	December 1, 2011	A	433	3.3	3.3
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2012	C2	574	17.0	17.0
	KOMS FM	Poteau, OK	107.3	June 1, 2013	C	1811	100.0	100.0
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2012	C2	459	50.0	50.0
	KAYR AM	Van Buren, AR	1060	June 1, 2012	D	N.A.	0.5	0.0
Fort Walton Beach, FL	WKSM FM	Fort Walton Beach, FL	99.5	February 1, 2012	C2	440	50.0	50.0
	WNCV FM	Niceville, FL	100.3	February 1, 2012	A	440	3.5	3.5
	WYZB FM	Mary Esther, FL	105.5	February 1, 2012	C3	305	25.0	25.0
	WZNS FM	Fort Walton Beach, FL	96.5	February 1, 2012	C1	440	100.0	100.0
	WFTW AM	Fort Walton Beach, FL	1260	February 1, 2012	D	N.A.	2.5	0.1
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2013	C	1460	100.0	100.0
	KEKB FM	Fruita, CO	99.9	April 1, 2013	C	1542	79.0	79.0
	KMXY FM	Grand Junction, CO	104.3	April 1, 2013	C	1460	100.0	100.0
	KKNN FM	Delta, CO	95.1	April 1, 2013	C	1424	100.0	100.0
	KEXO AM	Grand Junction, CO	1230	April 1, 2013	C	N.A.	1.0	1.0
Green Bay, WI	WOGB FM	Kaukauna, WI	103.1	December 1, 2012	C3	879	3.6	3.6
	WJLW FM	Allouez, WI	106.7	December 1, 2012	C3	328	25.0	25.0
	WDUZ FM	Brillion, WI	107.5	December 1, 2012	C3	879	3.6	3.6
	WQLH FM	Green Bay, WI	98.5	December 1, 2012	C1	499	100.0	100.0
	WDUZ AM	Green Bay, WI	1400	December 1, 2012	C	N.A.	1.0	1.0
	WPCK FM	Denmark, WI	104.9	December 1, 2012	C3	515	10.0	10.0
Harrisburg, PA	WNNK FM	Harrisburg, PA	104.1	August 1, 2006	B	725	22.5	22.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2006	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2006	A	102	3.3	3.3
	WTCY AM	Harrisburg, PA	1400	August 1, 2006	C	N.A.	1.0	1.0
Houston, TX	KFNC FM	Beaumont, TX	97.5	August 1, 2013	C	1,955	100.0	100.0
	KIOL FM	La Porte, TX	103.7	August 1, 2013	C3	427	15	15
Huntsville, AL	WZYP FM	Athens, AL	104.3	April 1, 2012	C	1,115	100.0	100.0
	WHRP FM	Tullahoma, TN	93.3	August 1, 2012	C1	981	100.0	100.0
	WVNN AM	Athens, AL	770	April 1, 2012	B	N.A.	7.0	0.3
	WUMP AM	Madison, AL	730	April 1, 2012	D	N.A.	1.0	0.1
	WWXQ FM	Trinity, AL	92.5	April 1, 2012	A	387	3.1	3.1
	WXQW FM	Meridianville, AL	94.1	April 1, 2012	A	1056	0.4	0.4
Jefferson City, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2013	C2	601	33.0	33.0
	KJMO FM	Jefferson City, MO	104.1	February 1, 2013	A	348	5.3	5.3
	KLIK AM	Jefferson City, MO	1240	February 1, 2013	C	N.A.	1.0	1.0

						Height
						Above	Power (in
						Average	Kilowatts)
				Expiration Date	FCC	Terrain
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2012	B	482	50.0	50.0
	WRKR FM	Portage, MI	107.7	October 1, 2012	B	485	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2012	B	N.A.	5.0	1.0
Kansas City, MO	KCHZ FM	Ottawa, KS	95.7	June 1, 2013	C1	981	98.0	98.0
	KMJK FM	Lexington, MO	107.3	February 1, 2013	C	1,184	100.0	100.0
	KRWP FM	Stockton, MO	107.7	February 1, 2013	C3	479	11.7	11.7
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2013	C3	410	16.6	16.6
	KOOC FM	Belton, TX	106.3	August 1, 2013	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2012	C3	558	8.6	8.6
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2013	C2	600	33.0	33.0
	KTEM AM	Temple, TX	1400	August 1, 2013	C	N.A.	1.0	1.0
Lake Charles, LA	KKGB FM	Sulphur, LA	101.3	June 1, 2012	C3	289	25.0	25.0
	KBIU FM	Lake Charles, LA	103.3	June 1, 2012	C1	488	100.0	100.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2012	C	990	100.0	100.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2012	B	N.A.	1.0	1.0
	KQLK FM	DeRidder, LA	97.9	June 1, 2012	C2	494	50.0	50.0
	KAOK AM	Lake Charles, LA	1400	June, 1 2012	C	N.A.	1.0	1.0
Lexington, KY	WVLK AM	Lexington, KY	590	August 1, 2012	B	N.A.	5.0	1.0
	WLXX FM	Lexington, KY	92.9	August 1, 2012	C1	850	100.0	100.0
	WLTO FM	Nicholasville, KY	102.5	August 1, 2012	A	374	4.6	4.6
	WLRO FM	Richmond, KY	101.5	August 1, 2012	C3	541	9.0	9.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2012	A	328	6.0	6.0
	WCYN-FM	Cynthiana, KY	102.3	August 1, 2012	A	400	3.4	3.4
Macon, GA	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2012	C1	679	100.0	100.0
	WDDO AM	Macon, GA	1240	April 1, 2012	C	N.A.	1.0	1.0
	WAYS AM	Macon, GA	1500	April 1, 2012	D	N.A.	1.0	0.0
	WDEN FM	Macon, GA	99.1	April 1, 2012	C1	581	100.0	100.0
	WIFN FM	Macon, GA	105.5	April 1, 2012	C3	659	6.1	6.1
	WMAC AM	Macon, GA	940	April 1, 2012	B	N.A.	50.0	10.0
	WLZN FM	Macon, GA	92.3	April 1, 2012	A	328	3.0	3.0
	WMGB FM	Montezuma, GA	95.1	April 1, 2012	C2	390	46.0	46.0
Melbourne-Titus-Cocoa, FL	WHKR FM	Rockledge, FL	102.7	February 1, 2012	C2	433	50.0	50.0
	WAOA FM	Melbourne, FL	107.1	February 1, 2012	C1	486	100.0	100.0
	WINT AM	Melbourne, FL	1560	February 1, 2012	D	N.A.	5.0	0.0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2012	C3	289	25.0	25.0
Mobile, AL	WYOK FM	Atmore, AL	104.1	April 1, 2012	C	1555	100.0	100.0
	WGOK AM	Mobile, AL	900	April 1, 2012	B	N.A.	1.0	0.4
	WBLX FM	Mobile, AL	92.9	April 1, 2012	C	1555	98.0	98.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2012	C2	548	40.0	40.0
	WDLT AM	Fairhope, AL	660	April 1, 2012	B	N.A.	10.0	0.8
	WAVH FM	Daphne, AL	106.5	(A)	C2	449	50.0	50.0
Monroe, MI	WTWR FM	Luna Pier, MI	98.3	October 1, 2012	A	466	1.4	1.4

						Height
						Above	Power (in
						Average	Kilowatts)
				Expiration Date	FCC	Terrain
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Montgomery, AL	WMSP AM	Montgomery, AL	740	April 1, 2012	B	N.A.	10.0	0.2
	WNZZ AM	Montgomery, AL	950	April 1, 2012	D	N.A.	1.0	0.4
	WMXS FM	Montgomery, AL	103.3	April 1, 2012	C	1096	100.0	100.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2012	C	1096	100.0	100.0
	WHHY FM	Montgomery, AL	101.9	April 1, 2012	C0	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2012	B	N.A.	5.0	1.0
	WXFX FM	Prattville, AL	95.1	April 1, 2012	C2	476	50.0	50.0
Myrtle Beach, SC	WSYN FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50.0	50.0
	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	A	666	6.1	6.1
	WJXY FM	Conway, SC	93.9	December 1, 2011	A	420	3.7	3.7
	WXJY FM	Georgetown, SC	93.7	December 1, 2011	A	328	6.0	6.0
	WIQB AM	Conway, SC	1050	December 1, 2011	B	N.A.	5.0	0.5
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	A	476	12.0	12.0
	WYAK FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8.0	8.0
Nashville, TN	WQQK FM	Hendersonville, TN	92.1	August 1, 2012	A	462	3.0	3.0
	WNFN FM	Belle Meade, TN	106.7	August 1, 2012	A	774	1.1	1.1
	WRQQ FM	Goodlettsville, TN	97.1	August 1, 2012	C2	518	43.0	43.0
	WSM FM	Nashville, TN	95.5	August 1, 2012	C	1,279	100.0	100.0
	WWTN FM	Manchester, TN	99.7	August 1, 2012	C	1,296	100.0	100.0
Newburgh-Middletown, NY	WALL AM	Middletown, NY	1340	June 1, 2006	C	N.A.	1.0	0.0
	WRRV FM	Middletown, NY	92.7	June 1, 2006	A	269	6.0	6.0
Odessa-Midland, TX	KZBT FM	Midland, TX	93.3	August 1, 2013	C1	440	100.0	100.0
	KODM FM	Odessa, TX	97.9	August 1, 2013	C1	361	100.0	100.0
	KNFM FM	Midland, TX	92.3	August 1, 2013	C	984	100.0	100.0
	KBAT FM	Monahans, TX	99.9	August 1, 2013	C1	574	98.0	98.0
	KMND AM	Midland, TX	1510	August 1, 2013	D	N.A.	2.4	0.0
	KRIL AM	Odessa, TX	1410	August 1, 2013	B	N.A.	1.0	1.0
	KGEE FM	Pecos, TX	97.3	August 1, 2013	C1	413	100.0	100.0
Oxnard-Ventura, CA	KVEN AM	Ventura, CA	1450	December 1, 2013	C	N.A.	1.0	1.0
	KHAY FM	Ventura, CA	100.7	December 1, 2013	B	1211	39.0	39.0
	KBBY FM	Ventura, CA	95.1	December 1, 2013	B	876	12.5	12.5
Pensacola, FL	WJLQ FM	Pensacola, FL	100.7	February 1, 2012	C	1555	100.0	100.0
	WCOA AM	Pensacola, FL	1370	February 1, 2012	B	N.A.	5.0	5.0
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9
Poughkeepsie, NY	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2006	B	1540	4.4	4.4
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2006	A	626	1.6	1.6
	WRRB FM	Arlington, NY	96.9	June 1, 2006	A	1007	0.3	0.3
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2006	A	718	0.6	0.6
	WCZX FM	Hyde Park, NY	97.7	June 1, 2006	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2006	D	N.A.	5.0	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2006	C	N.A.	1.0	1.0
	WKXP FM	Kingston, NY	94.3	June 1, 2006	A	545	2.3	2.3
Quad Cities, IA	KQCS FM	Bettendorf, IA	93.5	February 1, 2013	A	896	6.0	6.0
	KBEA FM	Muscatine, IA	99.7	February 1, 2013	C1	318	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	December 1, 2012	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2013	B	N.A.	1.0	1.0
	WXLP FM	Moline, IL	96.9	December 1, 2012	B	499	50.0	50.0

						Height
						Above	Power (in
						Average	Kilowatts)
				Expiration Date	FCC	Terrain
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Rochester, MN	KROC AM	Rochester, MN	1340	April 1, 2013	C	N.A.	1.0	1.0
	KROC FM	Rochester, MN	106.9	April 1, 2013	C0	1149	100.0	100.0
	KYBA FM	Stewartville, MN	105.3	April 1, 2013	C2	492	50.0	50.0
	KFIL FM	Preston, MN	103.1	April 1, 2013	C3	529	3.5	3.5
	KFIL AM	Preston, MN	1060	April 1, 2013	D	N.A.	1.0	1.0
	KVGO FM	Spring Valley, MN	104.3	April 1, 2013	C3	512	10.0	10.0
	KOLM AM	Rochester, MN	1520	April 1, 2013	B	N.A.	10.0	0.8
	KWWK FM	Rochester, MN	96.5	April 1, 2013	C2	529	43.0	43.0
	KLCX FM	Saint Charles, MN	107.7	April 1, 2013	A	571	2.0	2.0
Rockford, IL	WROK AM	Rockford, IL	1440	December 1, 2012	B	N.A.	5.0	0.3
	WZOK FM	Rockford, IL	97.5	December 1, 2012	B	430	50.0	50.0
	WXXQ FM	Freeport, IL	98.5	December 1, 2012	B1	492	11.0	11.0
	WKGL FM	Loves Park, IL	96.7	December 1, 2012	A	551	2.2	2.2
Santa Barbara, CA	KRUZ FM	Santa Barbara, CA	97.5	(A)	B	2920	16.0	16.0
	KMGQ FM	Goleta, CA	106.3	(A)	A	827	0.1	0.1
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2013	B	2916	105.0	105.0
Savannah, GA	WJCL FM	Savannah, GA	96.5	April 1, 2012	C	988	98.0	98.0
	WIXV FM	Savannah, GA	95.5	April 1, 2012	C1	856	100.0	100.0
	WTYB FM	Springfield, GA	103.9	April 1, 2012	A	328	14.0	14.0
	WBMQ AM	Savannah, GA	630	(A)	B	N.A.	5.0	5.0
	WEAS FM	Savannah, GA	93.1	April 1, 2012	C1	981	97.0	97.0
	WJLG AM	Savannah, GA	900	April 1, 2012	B	N.A.	4.4	0.2
	WZAT FM	Savannah, GA	102.1	April 1, 2012	C	1322	98.0	98.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2012	C2	463	50.0	50.0
	KRMD FM	Oil City, LA	101.1	June 1, 2012	C	1119	98.0	98.0
	KRMD AM	Shreveport, LA	1340	June 1, 2012	C	N.A.	1.0	1.0
	KVMA FM	Shreveport, LA	102.9	June 1, 2012	C2	534	42.0	42.0
	KQHN FM	Magnolia, AR	107.9	June 1, 2012	C1	351	100.0	100.0
Sioux Falls, SD	KYBB FM	Canton, SD	102.7	April 1, 2013	C2	486	50.0	50.0
	KIKN FM	Salem, SD	100.5	April 1, 2013	C1	942	100.0	100.0
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2013	C1	982	100.0	100.0
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2013	C1	840	100.0	100.0
	KSOO AM	Sioux Falls, SD	1140	April 1, 2013	B	N.A.	10.0	5.0
	KXRB AM	Sioux Falls, SD	1000	April 1, 2005	D	N.A.	10.0	0.1
Tallahassee, FL	WHBX FM	Tallahassee, FL	96.1	(A)	C2	479	37.0	37.0
	WBZE FM	Tallahassee, FL	98.9	February 1, 2012	C1	604	100.0	100.0
	WHBT AM	Tallahassee, FL	1410	February 1, 2012	B	N.A.	5.0	0.0
	WGLF FM	Tallahassee, FL	104.1	February 1, 2012	C	1394	90.0	90.0
	WWLD FM	Cairo, GA	102.3	(A)	C2	495	27.0	27.0
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2012	B	499	50.0	50.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2012	A	397	4.1	4.1
	WTOD AM	Toledo, OH	1560	October 1, 2012	D	N.A.	5.0	0.0
	WWWM FM	Sylvania, OH	105.5	October 1, 2012	A	390	4.3	4.3
	WLQR AM	Toledo, OH	1470	October 1, 2012	B	N.A.	1.0	1.0
	WXKR FM	Port Clinton, OH	94.5	October 1, 2012	B	630	30.0	30.0
	WRWK FM	Delta, OH	106.5	October 1, 2012	A	328	3.0	3.0

						Height
						Above	Power (in
						Average	Kilowatts)
				Expiration Date	FCC	Terrain
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Topeka, KS	KDVV FM	Topeka, KS	100.3	June 1, 2013	C	984	100.0	100.0
	KMAJ FM	Topeka, KS	107.7	June 1, 2013	C	988	100.0	100.0
	KMAJ AM	Topeka, KS	1440	June 1, 2013	B	N.A.	5.0	1.0
	KTOP AM	Topeka, KS	1490	June 1, 2013	C	N.A.	1.0	1.0
	KQTP FM	St. Marys, KS	102.9	June 1, 2013	C2	318	50.0	50.0
	KWIC FM	Topeka, KS	99.3	June 1, 2013	A	292	6.0	6.0
Waterloo-Cedar Falls, IA	KOEL FM	Cedar Falls, IA	98.5	February 1, 2013	C3	423	15.1	15.1
	KKHQ FM	Oelwein, IA	92.3	February 1, 2013	C	1968	100.0	100.0
	KOEL AM	Oelwein, IA	950	February 1, 2013	B	N.A.	5.0	0.5
	KCRR FM	Grundy Center, IA	97.7	February 1, 2013	C3	407	16.0	16.0
Westchester County, NY	WFAS AM	White Plains, NY	1230	June 1, 2006	C	N.A.	1.0	1.0
	WFAS FM	White Plains, NY	103.9	June 1, 2006	A	669	0.6	0.6
	WFAF FM	Mount Kisco, NY	106.3	June 1, 2006	A	440	1.4	1.4
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2013	C1	808	100.0	100.0
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2013	A	312	4.5	4.5
	KYYI FM	Burkburnett, TX	104.7	August 1, 2013	C	1017	100.0	100.0
	KOLI FM	Electra, TX	94.9	August 1, 2013	C2	492	50.0	50.0
Wilmington, NC	WWQQ FM	Wilmington, NC	101.3	December 1, 2011	C2	545	40.0	40.0
	WGNI FM	Wilmington, NC	102.7	December 1, 2011	C1	981	100.0	100.0
	WMNX FM	Wilmington, NC	97.3	December 1, 2011	C1	883	100.0	100.0
	WKXS FM	Leland, NC	94.1	December 1, 2011	A	148	5.0	5.0
	WAAV AM	Leland, NC	980	December 1, 2011	B	N.A.	5.0	5.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2012	C	N.A.	1.0	1.0
	WPIC AM	Sharon, PA	790	August 1, 2006	D	N.A.	1.0	0.0
	WYFM FM	Sharon, PA	102.9	August 1, 2006	B	604	33.0	33.0
	WHOT FM	Youngstown, PA	101.1	October 1, 2012	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2006	A	486	1.4	1.4
	WWIZ FM	Mercer, PA	103.9	August 1, 2006	A	299	3.0	3.0
	WQXK FM	Salem, OH	105.1	October 1, 2012	B	446	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2012	D	N.A.	1.0	0.0

(A)	License renewal application pending.
      We also own and operate five radio stations in various locations throughout the English-speaking Eastern Caribbean, including Trinidad, St. Kitts-Nevis, St. Lucia, Montserrat and Antigua-Barbuda, and we have been granted licenses for FM stations covering Barbados and Tortola, British Virgin Islands. These Eastern Caribbean stations are not regulated by the FCC.
      Regulatory Approvals. The Communications Laws prohibit the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (1) compliance with various rules limiting common ownership of media properties, (2) the financial and “character” qualifications of the assignee or transferee (including those parties holding an “attributable” interest in the assignee or transferee), (3) compliance with the Communications Act’s foreign ownership restrictions, and (4) compliance with other Communications Laws, including those related to programming and filing requirements.
      As discussed in greater detail below, the FCC also reviews the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See “— Antitrust and Market Concentration Considerations.”

      Two of our transactions that are pending at the FCC have been challenged by third parties. In one transaction, an application is pending before the FCC with respect to our proposed sale of an AM station in Muskegon, Michigan. The FCC staff has raised a question concerning a prior owner’s proposed retention of a related authorization for that station, and the prior owner, in turn, has raised questions about our conduct in acquiring the station. In another transaction, we have four assignment applications pending before the FCC by which we are seeking to exchange two FM stations in the Ft. Walton Beach, Florida market for two other stations (one of which is in the Ft. Walton Beach market and one of which has FCC authorization to relocate to the Ft. Walton Beach market). Those applications have been challenged by a third party who has raised multiple ownership and ownership concentration issues.
      We cannot predict the final outcome of the foregoing matters but we do not believe that any adverse decision in either case will have a material adverse impact on our overall operations taken as a whole.
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
      The Communications Laws also generally restrict (1) the number of radio stations one person or entity may own, operate or control in a local market, (2) the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (3) the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market.
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

      With respect to a partnership (or limited liability company), the interest of a general partner is attributable, as is the interest of any limited partner (or limited liability company member) who is “materially involved” in the media-related activities of the partnership (or limited liability company). The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified by the FCC; and (3) holders of less than 5% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute more than 33% of a station’s “enterprise value,” which consists of the total equity and debt capitalization, are considered attributable in certain circumstances.
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
      Joint Sales Agreements. From time to time, radio stations, including one of our stations, enter into JSAs. A typical JSA authorizes one station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station whose time is being sold by another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.
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
      Digital technology also may be used by terrestrial radio broadcast stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit terrestrial radio stations to introduce digital operations. The FCC now will permit operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation (“iBiquity”), called HD Radiotm. In March 2004, the FCC (1) approved an FM radio station’s use of two separate antennas (as opposed to a single hybrid antenna) to provide both analog and digital signals and (2) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night. In April 2004, the FCC inaugurated a rule making proceeding to establish technical, service, and licensing rules for digital broadcasting. The inauguration of digital broadcasts by FM and perhaps AM stations requires us to make additional expenditures. On December 21, 2004, we entered into an agreement with iBiquity pursuant to which we committed to implement HD Radiotm systems on 240 of our stations by June, 2012. In exchange for reduced license fees and other consideration, we, along with other broadcasters, purchased perpetual licenses to utilize iBiquity’s HD Radiotm technology. We are presently working with equipment manufacturers to roll out such technology within our markets in accordance with our contractual commitments. We cannot predict at this juncture, however, how successful our implementation of HD Radiotm technology within our platform will be, or how that implementation will affect our competitive position.
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
      Antitrust and Market Concentration Considerations. Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice or the Federal Trade Commission, either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $50 million or more. Most of our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The Department of Justice has reviewed numerous radio station acquisitions where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
      We are aware that the Department of Justice commenced, and subsequently discontinued, investigations of several of our prior acquisitions. In addition, it has most recently requested information regarding our proposed acquisition of two radio stations in Ft. Walton Beach, Florida. The Department of Justice can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending or future acquisitions are not or will not be the subject of an investigation or enforcement action by the Department of Justice or the Federal Trade Commission. Similarly, there can be no assurance that the Department of Justice, the Federal Trade Commission or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that we divest stations we already own in a particular market. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.
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

Executive Officers of the Company
      The following table sets forth certain information with respect to our executive officers as of February 28, 2005:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	44	Chairman, President and Chief Executive Officer
John G. Pinch	57	Executive Vice President, Chief Operating Officer Executive Vice President, Chief Financial
Martin R. Gausvik	49	Officer and Treasurer
John W. Dickey	39	Executive Vice President
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
      John G. Pinch has served as our Executive Vice President and Chief Operating Officer since December 2000. Mr. Pinch joined us effective December 1, 2000, after serving as the President of Clear Channel International Radio (“CCU International”) (NYSE:CCU). At rapidly growing CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30 year broadcast veteran and has previously served as Owner/President of WTVK-TV Ft. Myers-Naples Florida, General Manager of WMTX-FM/WHBO-AM Tampa Florida, General Manager/Owner of WKLH-FM Milwaukee, and General Manager of WXJY Milwaukee.
      Martin R. Gausvik is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Gausvik joined us effective May 29, 2000 and is a 20-year veteran of the radio industry, having served as Vice President Finance for Jacor Communications from 1996 until the merger of Jacor’s 250 radio station group with Clear Channel Communications in May 1999. More recently, he was Executive Vice President and Chief Financial Officer of Latin Communications Group, the operator of 17 radio stations serving major markets in the western United States. Prior to joining Jacor, from 1984 to 1996, Mr. Gausvik held various accounting and financial positions with Taft Broadcasting, including Controller of Taft’s successor company, Citicasters.
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

Item 1A.     Risk Factors
      Many statements contained in this report are forward-looking in nature. These statements are based on our current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See “Cautionary Statement Regarding Forward-Looking Statements.” Forward-looking statements are subject to numerous risks and uncertainties, including those specifically identified below.
Risks Related to Our Business

We operate in a very competitive business environment.
      The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, and some of the owners of those competing stations may have greater financial resources than we do. Our stations also compete with other media, such as newspapers, magazines, cable and broadcast television, outdoor advertising, satellite radio, the Internet and direct mail. In addition, many of our stations compete with groups of two or more radio stations operated by a single operator in the same market.
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

A decrease in our market ratings or market share can adversely affect our revenues.
      The success of each of our radio stations, or station clusters, is primarily dependent upon its share of the overall advertising revenue within its market. Although we believe that each of our stations or clusters can compete effectively in its market, we cannot be sure that any of our stations can maintain or increase its current audience ratings or market share. In addition to competition from other radio stations and other media, shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose our audience ratings or market share. Our advertising revenue may suffer if any of our stations cannot maintain its audience ratings or market share.

We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.
      The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure you that we will have the resources to acquire those new technologies or provide those new services; in other cases, the introduction of new technologies and services could increase competition and have an adverse effect on our revenue. Recent new media technologies and services include the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless), Internet-based audio radio services, satellite delivered digital audio radio service and other digital audio broadcast formats;

•	HD Radiotm digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which could result in additional FM radio broadcast stations in markets where we have stations.
      We also cannot assure you that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies. We cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting industry or on our business.

We face many unpredictable business risks that could have a material adverse effect on our future operations.
      Our operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry. These include:

•	changing economic conditions, both generally and relative to the radio broadcasting industry in particular;

•	shifts in population, listenership, demographics or audience tastes;

•	the level of competition from existing or future technologies for advertising revenues, including, but not limited to, other radio stations, satellite radio, television stations, newspapers, the Internet, and other entertainment and communications media; and

•	changes in laws as well as changes in governmental regulations and policies and actions of federal regulatory bodies, including the U.S. Department of Justice, the Federal Trade Commission and the FCC.
      Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these risks will have on our future operations. Any one or more of these variables may have a material adverse effect on our future operations.

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

We may be restricted in pursuing certain strategic acquisitions because of our agreement with CMP.
      Under an agreement that we will enter into with CMP and the other investors in CMP in connection with the formation of CMP, we have agreed to allow CMP the right to pursue first any business opportunity primarily involving the top-50 radio markets in the United States. We are allowed to pursue such business opportunities only after CMP has declined to pursue them. As a result, we may be limited in our ability to pursue strategic acquisitions or alternatives primarily involving large-sized markets (including opportunities that primarily involve large-sized markets but also involve mid-sized markets) that may present attractive opportunities for us in the future.

We have written off, and could in the future be required to write off, a significant portion of the fair market value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.
      As of December 31, 2005, our FCC licenses and goodwill comprise 87% of our assets. Each year, we are required by SFAS No. 142, Goodwill and Other Intangible Assets, to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the fair market value of those assets is impaired. In 2005, we recorded impairment charges of approximately $264.1 million in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Our results of operations could be adversely affected by a downturn in the U.S. economy or in the economies of the markets in which we operate.
      Revenue generated by our radio stations depends primarily upon the sale of advertising. Advertising expenditures, which we believe to be largely a discretionary business expense, generally tend to decline during an economic recession or downturn. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. Consequently, a recession or downturn in the national economy or the economy of an individual geographic market in which we own or operate stations could adversely affect our advertising revenue and, therefore, our results of operations. Our broadcasting revenues could be materially adversely affected by recessions, which may be triggered by economic forces such as the business cycle or by cataclysmic human events. Future acts of war and terrorism against the United States, and the country’s response thereto, could cause our advertising revenues to decline due to advertising cancellations, delays or defaults in payment for advertising time, and the adverse impact on the general economic activity in the United States.
      Even in the absence of a general recession or downturn in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector experiences a downturn. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its expenditures may affect our revenue.

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
      The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act of 1934. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will grant our existing or future renewal applications or that the renewals will not include conditions out of the ordinary course. The non-renewal or renewal with conditions, of one or more of our licenses could have a material adverse effect on us.
      We must also comply with the extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to acquire radio stations that would be material to our financial performance in a particular market or overall.
      The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Despite those limitations, a dispute could arise whether another station is improperly interfering with the operation of one of our stations or another radio licensee could complain to the FCC that one our stations is improperly interfering with that licensee’s station. There can be no assurance as to how the FCC might resolve that dispute. These FCC regulations and others may change over time, and we cannot assure you that those changes would not have a material adverse effect on us.

In recent years, the FCC has engaged in more vigorous enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.
      FCC regulations prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently increased its enforcement efforts with respect to these regulations. Further, Congress has introduced legislation that would substantially increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

We are required to obtain prior FCC approval for each radio station acquisition.
      The acquisition of a radio station requires the prior approval of the FCC. To obtain that approval, we would have to file a transfer of control or assignment application with the FCC. The Communications Act and FCC rules allow members of the public and other interested parties to file petitions to deny or other objections to the FCC grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction as a condition to having the application granted. The FCC could also change its existing rules and policies to reduce the number of stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business.
Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.
      As of December 31, 2005, our long-term debt, including the current portion, was $569.0 million, representing approximately 97% of our stockholders’ equity. Our credit facilities have interest and principal repayment obligations that are substantial in amount.
      Our substantial indebtedness could have important consequences for you, including:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	increasing our vulnerability to general economic downturns and adverse industry conditions;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to our competitors who have less debt.

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
      We and our restricted subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our credit facilities. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The credit agreement governing our credit facility imposes significant restrictions on us.
      Our credit agreement limits or restricts, among other things, our ability to:

•	incur additional indebtedness or grant additional liens or security interests in our assets;

•	pay dividends, make payments on certain types of indebtedness or make other restricted payments;

•	make particular types of investments or enter into speculative hedging agreements;

•	enter into some types of transactions with affiliates;

•	merge or consolidate with any other person or make changes to our organizational documents or other material agreement to which we are a party;

•	sell, assign, transfer, lease, convey or otherwise dispose of our assets (except within certain limits) or enter into sale-leaseback transactions; or

•	make capital expenditures.
      Our credit agreement also requires us to maintain specified financial ratios and to satisfy certain financial condition tests. Our ability to meet those financial ratios and financial condition tests can be affected by events beyond our control, and we cannot be sure that we will maintain those ratios or meet those tests. A breach of any of these restrictions could result in a default under our debt agreements. Our lenders have taken security interests in substantially all of our consolidated assets, and we have pledged the stock of our subsidiaries to secure the debt under our credit facility. If an event of default under our credit agreement occurs, our lenders could declare all amounts outstanding, including accrued interest, immediately due and payable. If we could not repay those amounts, those lenders could proceed against the collateral pledged to them to secure that indebtedness. If our credit facility indebtedness were accelerated, our assets may not be sufficient to repay in full that indebtedness. Our ability to comply with the covenants in our credit agreement will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. If we fail to comply with the covenants in our credit agreement, our lenders could declare all amounts owed to them immediately due and payable.
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
      As of February 28, 2006, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, and his brother, John W. Dickey, our Executive Vice President, collectively beneficially own 6,607,505 shares, or approximately 12.5%, of our outstanding Class A Common Stock, and 2,145,561 shares, or 100.0%, of our outstanding Class C Common Stock, which collectively represent approximately 37.7% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management. The interests of these stockholders may differ from the interests of our other stockholders.
      As of February 28, 2006, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, BancAmerica Capital Investors SBIC I, L.P., referred to as BACI, together own 840,250 shares, or 1.7%, of our Class A Common Stock and 11,630,759 shares, or 100.0%, of our nonvoting Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds options exercisable within 60 days of February 28, 2006 to purchase 105,000 shares of our Class A Common Stock and Robert H. Sheridan, III, one of our directors and a senior vice president and managing director with an economic interest in the general partners of both BA Capital and BACI, holds options exercisable within 60 days of February 18, 2006 to purchase 102,499 shares of our Class A Common Stock. Assuming that those options were exercised for shares of our Class A Common Stock, and giving effect to the conversion into shares of our Class A Common Stock of all shares of our Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 20.7% of the total voting power of our common stock. BA Capital and BACI are both affiliates of Bank of America Corporation. BA Capital has the right to designate one member of our Board and Mr. Sheridan currently serves on our Board as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.
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

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts of the station’s community of license or largest nearby community. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.
      At December 31, 2005, we owned studio facilities in 43 of our 59 markets and we owned transmitter and antenna sites in 57 of our 59 markets. We lease additional studio and office facilities in 44 markets and additional transmitter and antenna sites in 54 markets. In addition, we lease corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.
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
      We have been subpoenaed by the Office of the Attorney General of the State of New York, as were other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. We are cooperating with the Attorney General in this investigation.

Item 4.	Submission of Matters To a Vote of Security Holders
      During the fourth quarter, October 1, 2005 through December 31, 2005, there were no matters submitted to a vote of security holders.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information For Common Stock
      Shares of our Class A Common Stock, par value $.01 per share have been quoted on the NASDAQ National Market under the symbol CMLS since the consummation of the initial public offering of our Class A Common Stock on July 1, 1998. There is no established public trading market for our Class B Common Stock or our Class C Common Stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on the NASDAQ National Market, as reported in published financial sources.

Year	High	Low

2004
First Quarter	$22.70	$19.37
Second Quarter	$22.28	$16.02
Third Quarter	$16.59	$13.37
Fourth Quarter	$16.36	$13.58
2005
First Quarter	$15.00	$13.63
Second Quarter	$14.55	$11.50
Third Quarter	$13.05	$11.66
Fourth Quarter	$13.11	$10.85
2006
First Quarter (through February 28, 2006)	$13.51	$11.48
Holders
      As of February 28, 2006, there were approximately 1,363 holders of record of our Class A Common Stock, 2 holders of record of our Class B Common Stock and 1 holder of record of our Class C Common Stock. The figure for our Class A Common Stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
      We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of the credit agreement governing our credit facility that limit the amount of cash dividends that we may pay on our Class A Common Stock. We may pay cash dividends on our Class A Common Stock in the future only if we meet certain financial tests set forth in the credit agreement.

Securities Authorized For Issuance Under Equity Incentive Plans
      The following table sets forth, as of December 31, 2005, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			Number of Shares
	Number of Shares to		Remaining Available for
	be Issued Upon	Weighted-Average	Future Issuance Under
	Exercise of Outstanding	Exercise Price of	Equity Compensation
	Options, Warrants and	Outstanding Options,	Plans (Excluding
Plan Category	Rights	Warrants and Rights	Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	8,350,529	$14.21	1,646,817
Equity Compensation Plans Not Approved by Stockholders	1,722,691	$15.29	249,558

Total	10,073,220		1,896,375
      The only existing equity compensation plan not approved by our stockholders is the 2002 Stock Incentive Plan. Our Board adopted the 2002 Stock Incentive Plan on March 1, 2002, and stockholder approval of that plan was not required. For a description of all equity compensation plans, please refer to Note 11 in the accompanying notes to the consolidated financial statements.
Share Repurchase Plan
      On September 28, 2004, our Board authorized the purchase, from time to time, of up to $100.0 million of our Class A Common Stock, subject to the terms of our credit agreement. Subsequently, on December 7, 2005, our Board of Directors authorized the purchase of a second $100.0 million of our Class A Common Stock. Under these programs, we have cumulatively repurchased the following shares, which are being held in treasury:

	Total Number
	of Shares	Average Price
Period	Purchased	Per Share

2004	1,004,429	$14.56
2005	7,766,223	$12.31
2006 (through February 28, 2006)	2,011,500	$12.77

Total	10,782,152	$12.61
      During the three months ended December 31, 2005 and consistent with the Board-approved repurchase plan, we repurchased 2,661,725 shares of our Class A Common Stock in the open market at an average price per share of $12.15. As of December 31, 2005, the Company had authority to repurchase an additional $89.6 million of the Company’s Class A Common Stock, although the current terms of our credit agreement would limit us to $39.6 million in additional purchases.

				Maximum
				Dollar Value of
				Shares That
			Total Number of	May Yet Be
	Total Number		Shares Purchased as	Purchased
	of Shares	Average Price	Part of Publicly	Under The
Period	Purchased	Per Share	Announced Program	Program

October 1, 2005 – October 31, 2005	—	—	6,108,927	$22,013,238
November 1, 2005 – November 30, 2005(1)	1,196,200	$11.67	7,305,127	$8,027,518
December 1, 2005 – December 31, 2005(2)	1,465,525	$12.54	8,770,652	$89,621,041

Total	2,661,725		8,770,652

(1)	Shares were repurchased under the Board-approved purchase plan announced on September 28, 2004, which authorized the purchase of up to $100.0 million of our Class A Common Stock.

(2)	Shares were repurchased under the Board-approved purchase plans announced on September 28, 2004 and December 7, 2005, each of which authorized the purchase of up to $100.0 million ($200.0 million total) of our Class A Common Stock.

Item 6.	Selected Consolidated Financial Data
      The selected consolidated historical financial data presented below has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. Our consolidated historical financial data are not comparable from year to year because of our acquisition and disposition of various radio stations during the periods covered. This data should be read in conjunction with our audited consolidated financial statements and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended December 31,

	2005	2004	2003	2002	2001

Net revenues	$327,756	$320,132	$281,971	$252,597	$202,087
Station operating expenses excluding depreciation, amortization and LMA fees	225,963	202,441	179,536	159,766	142,357
Depreciation and amortization	21,223	21,168	19,445	16,865	50,585
LMA fees	981	3,002	1,591	1,368	2,815
Corporate general and administrative expenses	16,068	15,635	13,374	13,710	15,180
Restructuring and impairment charges (credits)	(215)	(108)	(334)	(971)	6,781
Non cash stock compensation expense	3,121	(375)	490	171	—
Impairment charge	264,099	—	—	—	—

Operating income (loss)	(203,484)	78,369	67,869	61,688	(15,631)
Net interest expense	(22,487)	(19,197)	(21,983)	(29,226)	(28,716)
Losses on early extinguishment of debt	(1,192)	(2,557)	(15,243)	(9,115)	—
Other income (expense), net	(239)	(699)	(924)	1,957	10,300
Income tax (expense) benefit	14,035	(25,547)	(24,678)	(76,357)	3,494

Income (loss) before cumulative effect of a change in accounting principle	(213,367)	30,369	5,041	(51,053)	(30,553)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(41,700)	—

	Year Ended December 31,

	2005	2004	2003	2002	2001

Net income (loss)	(213,367)	30,369	5,041	(92,753)	(30,553)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium	—	—	1,908	27,314	17,743
Net income (loss) attributable to common stockholders	$(213,367)	$30,369	$3,133	$(120,067)	$(48,296)
Basic income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$(3.19)	$0.44	$0.05	$(1.44)	$(1.37)
Cumulative effect of a change in accounting principle	—	—	—	(0.76)	—

Basic income (loss) per common share	$(3.19)	$0.44	$0.05	$(2.20)	$(1.37)
Diluted income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$(3.19)	$0.43	$0.05	$(1.44)	$(1.37)
Cumulative effect of a change in accounting principle	—	—	—	(0.76)	—

Diluted income (loss) per common share	$(3.19)	$0.43	$0.05	$(2.20)	$(1.37)
OTHER FINANCIAL DATA:
Station Operating Income(1)	$115,364	$117,691	$102,435	$92,831	$59,730
Net cash provided by operating activities	78,396	75,013	45,877	42,463	11,440
Net cash used in investing activities	(92,763)	(28,757)	(146,669)	(138,734)	(48,164)
Net cash provided by/(used in) financing activities	(12,472)	(21,016)	47,132	151,343	31,053
BALANCE SHEET DATA:
Total assets	$1,406,366	$1,616,397	$1,477,630	$1,355,514	$965,317
Long-term debt (including current portion)	569,000	482,102	487,344	420,262	320,018
Preferred stock subject to mandatory redemption	—	—	—	14,168	134,489
Total stockholders’ equity	586,010	884,964	792,934	729,471	432,516

(1)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates as well as a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K as well as the information set forth in Item 1A. “Risk Factors.”
Overview of 2005
      The advertising environment for 2005 was generally weaker then in 2004. The RAB has reported that radio revenue growth for 2005 was essentially flat compared to the prior year, with locally derived revenues growing approximately 1%, offset by a 2% decrease in national revenues. Nevertheless, for 2005, our revenue performance outpaced the industry with total pro forma net revenues increasing 1.0% (see the explanation of how we calculated our pro forma results and a reconciliation of pro forma results to our historical results under “Results of Operations” in this section).
      Our local revenue stream has remained consistently strong, with 2005 pro forma local net revenue growing 4.3%. We attribute this strength to our previous investments in our local sales forces and the strong ratings and revenue share positions we enjoy in most of our markets.
      The consistent success on the local revenue side of our business, however, was offset for 2005 by weakness in national revenue. For 2005, our pro forma net national revenues were down 18.6% versus the prior year. Political revenues realized in connection with the 2004 election year contributed approximately one-third of the decrease for 2005. Also during 2005, The Home Depot, which was a significant national advertiser in 2004, realigned its marketing efforts away from national radio advertising. The loss of this account significantly impacted our national revenues, along with national revenues across the industry.
      In May 2005, we switched national sales representation firms to Katz Media Group. Since the switch, we have already seen improvements in our national revenue stream, attributable to the systems and resources employed by Katz. We believe that as our relationship with Katz continues, we will be able to achieve greater improvement in our national revenue stream.
      Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that we believe will increase our share price. The compression of publicly traded radio broadcast company multiples in 2005, combined with a market for privately held radio stations that did not see a corresponding multiples compression, translated to minimal acquisition activity for us in 2005.
      Absent suitable acquisition opportunities, our Board authorized us to purchase shares of our Class A Common Stock. During 2004 and 2005, we completed our first $100 million of share repurchases, pursuant to a Board-authorized, $100 million share purchase program. In December 2005, our Board authorized a second $100 million share purchase program, which we intend to implement prudently, within the limits set forth under our credit agreement and over a time frame that will mitigate any factors that would otherwise increase our leverage levels.
      During 2005, we secured a new, $800 million credit facility that increased our borrowing capacity, lowered our effective interest rates and increased our overall flexibility with respect to potential acquisitions or share repurchases. As of December 31, 2005, our average cost of debt, including the effects of our derivative positions, was 4.34%. We remain committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations.
Our Business
      We own and operate FM and AM radio station clusters serving mid-sized markets throughout the United States. Through our investment in CMP, we will also operate radio station clusters serving large-sized markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2005, we owned and operated 307 radio stations in 61 mid-sized U.S. media markets and, together with three private equity firms, had formed CMP to acquire 33 radio stations in 8 markets, including San Francisco, Dallas, Houston and Atlanta. In addition, we own and operate a multi-market network of five radio stations in the English-speaking Caribbean. Under our LMAs, we currently provide sales and marketing services for two radio stations in two U.S. markets in exchange for a management or consulting fee, pending FCC approval of our acquisitions of these stations. We will own and operate, directly and through our investment in CMP, a total of 345 stations in 67 U.S. markets upon FCC approval and consummation of all of our pending acquisitions. The following discussion of our financial condition and results of operations includes the results of these acquisitions and local marketing, management and consulting agreements.
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
      The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our use of trade agreements resulted in immaterial operating income/(expense) during the years ended December 31, 2005, 2004 and 2003 of $(0.1) million, $0.4 million and $0.3 million, respectively. We continually seek to minimize our use of trade agreements.
      Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. During the years ended December 31, 2005, 2004 and 2003 approximately 89%, 87% and 85%, respectively, of our revenues were from local advertising.
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

Results of Operations
      Analysis of Consolidated Statements of Operations. The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows:

	Year Ended December 31,			Percent Change

	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Net revenues	$327,756	$320,132	$281,971	2.4%	13.5%
Station operating expenses excluding depreciation, amortization and LMA fees	225,963	202,441	179,536	11.6%	12.8%
Depreciation and amortization	21,223	21,168	19,445	0.3%	8.9%
LMA fees	981	3,002	1,591	(67.3)%	88.7%
Corporate general and administrative expenses	16,068	15,635	13,374	2.8%	16.9%
Restructuring charges (credits)	(215)	(108)	(334)	99.1%	**
Non cash stock compensation expense	3,121	(375)	490	**	**
Impairment charge	264,099	—	—	**	**

Operating income (loss)	(203,484)	78,369	67,869	(359.6)%	15.5%
Net interest expense	(22,487)	(19,197)	(21,983)	17.1%	(12.7)%
Losses on early extinguishment of debt	(1,192)	(2,557)	(15,243)	(53.4)%	(83.2)%
Other income (expense), net	(239)	(699)	(924)	(65.8)%	(24.4)%

Total nonoperating expense, net	(23,918)	(22,453)	(38,150)	6.5%	(41.1)%

Income tax benefit (expense)	14,035	(25,547)	(24,678)	(154.9)%	3.5%

Net income (loss)	(213,367)	30,369	5,041	**	502.4%
Preferred stock dividends and redemption premium	—	—	1,908	**	(100.0)%

Net income (loss) attributable to common stockholders	$(213,367)	$30,369	$3,133	**	869.3%

**	Calculation is not meaningful.
      Our management’s discussion and analysis of results of operations for the years ended December 31, 2005, 2004 and 2003 have been presented on a historical basis. Additionally, for net revenue, operating expenses, and Station Operating Income, we have included our management’s discussion and analysis of results of operations on a pro forma basis.

Year Ended December 31, 2005 versus Year Ended December 31, 2004
      Net Revenues. Net revenues increased $7.6 million for the year ended December 31, 2005, or 2.4%, to $327.8 million, as compared with the year ended December 31, 2004. This increase was primarily attributable to revenues associated with station acquisitions completed in March 2004 in the Rochester, Minnesota and Sioux Falls, South Dakota markets.
      In addition, on a same station basis, net revenues for the 275 stations in 56 markets operated for at least a full year increased $3.7 million or 1.2% to $301.3 million for the year ended December 31, 2005, compared to net revenues of $297.7 million for the year ended December 31, 2004. The increase in same station net revenue versus the prior year was primarily attributable to a 4.2% increase in same station local revenues partially offset by a 15.9% decrease in same station national revenues. The local revenue increase for 2005 was driven by an increased revenue share captured in the same station group markets and is reflective of the maturity of these assets.
      Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $23.5 million, or 11.6%, to $226.0 million for the year ended December 31, 2005 from $202.4 million for the year ended December 31, 2004. For the year ended December 31, 2005 the Company recorded a non-cash contract termination cost charge totaling $13.6 million related to the second quarter termination of the Company’s national sales representation contract with Interep National Radio Sales, Inc. This non cash charge, coupled with increased expenses associated with the station acquisitions completed in March 2004, are the primary drivers of the increase for the year ended December 31, 2005. The provision for doubtful accounts was $3.7 million for the year ended December 31, 2005 as compared with $3.7 million for the year ended December 31, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the year ended December 31, 2005, which was consistent with the prior year.
      In addition, on a same station basis, for the 275 stations in 56 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $7.2 million, or 3.8%, to $195.3 million for the year ended December 31, 2005 compared to $188.1 million for the year ended December 31, 2004. The increase in same station operating expenses excluding non-cash contract termination costs, depreciation, amortization and LMA fees is primarily attributable to (1) increased programming and selling expenses associated with operating our station platform (approximately $3.0 million of increase) and (2) expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $2.6 million of increase).
      Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $0.4 million, or 2.8%, to $16.1 million for the year ended December 31, 2005 compared to $15.6 million for the year ended December 31, 2004. This increase was primarily attributable to increased legal professional fees and other administrative costs incurred in 2005.
      Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 0.3%, to $21.2 million for the year ended December 31, 2005 compared to $21.2 million for the year ended December 31, 2004.
      LMA Fees. LMA fees totaled $1.0 million and $3.0 million for the years ended December 31, 2005 and 2004, respectively. Significant components of the current year expense include $0.2 million associated with our first quarter operation of stations under an LMA agreement in Columbia, Missouri and Jefferson City, Missouri and $0.5 million of fees related to sales services we provided to one station in Nashville under the terms of a JSA. Significant components of the LMA fees incurred in the prior year include $2.0 million associated with our operation of the stations in Columbia, Missouri and Jefferson City, Missouri and $0.5 million associated with the Nashville station.
      Impairment Charge. SFAS No. 142 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We completed our annual evaluation during the fourth quarter of 2005 and recorded an impairment charge of $264.1 million in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values.
      The fair market values of our broadcast licenses and reporting units were determined primarily by using a discounted cash flows approach. We also utilized a market comparable approach, which included evaluating comparable business sales in the industry, in order to validate our results. Several factors and variables contributed to the decrease in the fair market value of certain of our intangible assets, including a reduction in management’s projected future cash flows and long-term revenue growth rates utilized in its discounted cash flows approach and overall compression in acquisition multiples associated with comparable sales in the industry.

      Other Expense (Income). Interest expense, net of interest income, increased by $3.3 million, or 17.1%, to $22.5 million for the year ended December 31, 2005 compared to $19.2 million for the year ended December 31, 2004. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended
	December 31,
			Increase/
	2005	2004	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$26,728	$17,349	$9,379
Bank borrowings yield adjustment — interest rate swap	(3,880)	1,753	(5,633)
Change in the fair value of interest rate option agreement	(31)	(403)	372
Other interest expense	771	1,171	(400)
Interest income	(1,101)	(673)	(428)

Interest expense, net	$22,487	$19,197	$3,290

      The increase to interest expense was primarily due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current year.
      Losses on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $1.2 million for the year ended December 31, 2005 as compared with $2.6 million for the year ended December 31, 2004. Losses in the current year relate to the retirement of our prior credit facility in connection with securing a new $800 million credit facility in July 2005. Losses in the prior year relate to (1) the completion of an amendment and restatement of our then-current credit agreement in January 2004 and the related retirement and replacement of our then-existing eight year term loan facility ($0.5 million), and (2) the completion of an amendment and restatement of our then-current credit agreement in July 2004 and the related retirement and replacement of our then-existing term loans ($2.1 million).
      Income Tax Expense. We recorded an income tax benefit of $14.0 million for the year ended December 31, 2005 as compared with income tax expense of $25.5 million in the prior period. For the current year, we realized an income tax benefit of $47.4 million related to reversal of certain deferred tax liabilities associated with intangible assets as a result of the impairment charge recorded and described above. This income tax benefit was offset primarily by deferred tax expense recorded to establish valuation allowances against net operating loss carry-forwards generated during the period. Income tax expense in the prior year was comprised entirely of deferred tax expense associated with the establishment of valuation allowances against net operating loss carry-forwards generated during the period.
      Station Operating Income. As a result of the factors described above, Station Operating Income decreased $2.3 million, or 2.0%, to $115.4 million for the year ended December 31, 2005 compared to $117.7 million for the year ended December 31, 2004.

      The following table reconciles Station Operating Income to Operating income (loss) as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,

	2005	2004

Operating income (loss)	$(203,484)	$78,369
Non cash stock compensation	3,121	(375)
Restructuring charges (credits)	(215)	(108)
LMA fees	981	3,002
Depreciation and amortization	21,223	21,168
Corporate general and administrative	16,068	15,635
Non cash contract termination costs	13,571	—
Impairment charge	264,099	—

Station Operating Income	$115,364	$117,691

      Intangible Assets. Intangible assets, net of amortization, were $1.2 billion and $1.4 billion as of December 31, 2005 and 2004, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Intangible assets, net, decreased from the prior year due to an impairment charge and related reduction in their carrying value recorded in connection with our annual impairment evaluation of intangible assets. This decrease was offset by a $47.8 million increase in intangible assets acquired in acquisitions. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.

Pro Forma — Year Ended December 31, 2005 versus Year Ended December 31, 2004
      The pro forma results for 2005 compared to 2004 presented below assume that the 310 radio stations in 61 markets that we owned or operated for any portion of 2005 were acquired effective January 1, 2005. The pro forma analysis presented below excludes the performance of our non-radio subsidiary Broadcast Software International, Inc., referred to as BSI. BSI is our sole non-radio broadcasting subsidiary and engages primarily in the sale of a software product utilized solely by the radio broadcasting industry. The entity’s results were excluded primarily due to their relative immateriality and in order to provide our stockholders with standalone, comparable results of our core business: radio broadcasting. For the year ended December 31, 2005, BSI accounted for approximately 0.6% of our consolidated net revenue. (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended December 31,

	2005	2004

Net revenues	$325,907	$322,828
Station operating expenses excluding non-cash contract termination costs, depreciation and amortization and LMA fees	210,738	204,704

Station Operating Income	$115,169	$118,124

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2005				Year Ended December 31, 2004

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net revenue	$327,756	$(1,849	)(1)	$325,907	$320,132	$2,696	(3)	$322,828
Station operating expenses excluding depreciation and amortization and LMA fees	225,963	(15,225	)(2)	210,738	202,441	2,263	(4)	204,704

Station Operating Income(5)	$115,364	$(195)		$115,169	$117,691	$433		$118,124

(1)	Reflects the elimination of revenues from BSI.

(2)	Reflects the elimination of operating expenses from BSI of $1,654 and elimination of non-cash contract termination costs of $13,571.

(3)	Reflects the addition of revenues from Rochester, Minnesota, Sioux Falls, South Dakota, Blacksburg, Virginia, Columbia, Missouri and Jefferson City, Missouri, all of which we commenced operating under the terms of a local marketing agreement or acquired during 2004 ($4.5 million), offset by the elimination of revenues from BSI ($1.8 million).

(4)	Reflects the addition of expenses from Rochester, Minnesota, Sioux Falls, South Dakota, Blacksburg, Virginia and Columbia-Jefferson City, Missouri, all of which we commenced operating under the terms of a local marketing agreement or acquired during 2004 ($3.7 million), offset by the elimination of operating expenses from BSI ($1.4 million).

(5)	See the preceding quantitative reconciliation of Station Operating Income to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
      Pro forma net revenues for the year ended December 31, 2005 increased 1.0% to $325.9 million from $322.8 million in the prior year. Pro forma station operating expenses excluding non-cash contract termination costs, depreciation, amortization and LMA fees for the year ended December 31, 2005 increased 2.9% to $210.7 million from $204.7 million in the prior year.

Year Ended December 31, 2004 versus Year Ended December 31, 2003
      Net Revenues. Net revenues increased $38.2 million, or 13.5%, to $320.1 million, as compared with the prior year. This increase was primarily attributable to revenues associated with (1) station acquisitions and stations newly operated under LMAs (approximately $23.6 million of the increase) and (2) organic revenue growth.
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
      Losses on Early Extinguishment of Debt. Losses on early extinguishments of debt totaled $2.6 million for the year ended December 31, 2004 as compared with $15.2 million for the year ended

December 31, 2003. Losses in 2004 relate to (1) the completion of an amendment and restatement of our then-current credit agreement in January 2004 and the related retirement and replacement of our then-current eight year term loan facility ($0.5 million), and (2) the completion of an amendment and restatement of our then-current credit agreement in July 2004 and the related retirement and replacement of our then-existing term loans ($2.1 million). Losses in the prior year relate to the repurchase or redemption of $132.6 million of the notes and the retirement of our then-existing $175.0 million eight-year term loan facility in connection with refinancing activities also completed in April 2003. With regard to the redemptions of the notes, we paid $6.0 million in redemption premiums, $0.2 million in professional fees and wrote off $3.0 million of debt issuance costs. With regard to the extinguishment of our then-existing $175.0 million eight-year term loan, we paid $1.5 million in professional fees and wrote-off $1.4 million of previously capitalized debt issue costs.
      Income Tax Expense. Income tax expense totaled $25.5 million for the year ended December 31, 2004. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods.
      Preferred Stock Dividends and Premium on Redemption of Preferred Stock. Preferred stock dividends, deemed dividends, accretion of discount and premium on redemption of preferred stock decreased $1.9 million to $0 for the year ended December 31, 2004 compared to $1.9 million for the year ended December 31, 2003. Preferred stock dividends and redemption premiums during 2003 are comprised of a $0.60 million redemption premium paid in connection with the repurchase of 4,900 shares of the Series A Preferred Stock in the first quarter of 2003, a $0.6 million redemption premium paid in connection with the redemption of 9,268 shares of the Series A Preferred Stock in July 2003, plus accrued dividends through July 7, 2003 of $0.7 million. As of July 7, 2003, we had redeemed all outstanding shares of our Series A Preferred Stock.
      Station Operating Income. As a result of the factors described above, Station Operating Income increased $15.3 million, or 14.9%, to $117.7 million for the year ended December 31, 2004 compared to $102.4 million for the year ended December 31, 2003.
      The following table reconciles Station Operating Income to Operating income (loss) as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,

	2004	2003

Operating income (loss)	$78,369	$67,869
Non cash stock compensation	(375)	490
Restructuring charges (credits)	(108)	(334)
LMA fees	3,002	1,591
Depreciation and amortization	21,168	19,445
Corporate general and administrative	15,635	13,374

Station Operating Income	$117,691	$102,435

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

Pro Forma — Year Ended December 31, 2004 versus Year Ended December 31, 2003
      The pro forma results for 2004 compared to 2003 presented below assume that the 303 radio stations in 61 markets that we owned or operated for any portion of 2004 were acquired effective January 1, 2003. The pro forma analysis presented below excludes the performance of BSI. BSI is our sole non-radio broadcasting subsidiary and engages primarily in the sale of a software product utilized solely by the radio broadcasting industry. The entity’s results were excluded primarily due to their relative immateriality and in order to provide our stockholders with standalone, comparable results of our core business: radio broadcasting. For the year ended December 31, 2004, BSI accounted for approximately 0.5% of our consolidated net revenue and approximately 0.4% of our consolidated operating income. (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended December 31,

	2004	2003

Net revenues	$322,828	$309,850
Station operating expenses excluding depreciation and amortization and LMA fees	204,704	203,280

Station Operating Income	$118,124	$106,570

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2004				Year Ended December 31, 2003

	Historical			Pro Forma	Historical			Pro Forma
	GAAP	Adjustments		Results	GAAP	Adjustments		Results

Net revenue	$320,132	$2,696	(1)	$322,828	$281,971	$27,879	(3)	$309,850
Station operating expenses excluding depreciation and amortization and LMA fees	202,441	2,263	(2)	204,704	179,536	23,744	(4)	203,280

Station Operating Income(5)	$117,691	$433		$118,124	$102,435	$4,135		$106,570

(1)	Reflects the addition of revenues from Rochester, Minnesota, Sioux Falls, South Dakota, Blacksburg, Virginia, Columbia, Missouri and Jefferson City, Missouri, all of which we commenced operation of under the terms of a local marketing agreement or acquired during 2004 ($4.5 million), offset by the elimination of revenues from BSI ($1.8 million).

(2)	Reflects the addition of expenses from Rochester, Minnesota, Sioux Falls, South Dakota, Blacksburg, Virginia and Columbia-Jefferson City, Missouri, all of which we commenced operation of under the terms of a local marketing agreement or acquired during 2004 ($3.7 million), offset by the elimination of operating expenses from BSI ($1.4 million).

(3)	Reflects the addition of revenues related to acquisitions completed in 2003 ($5.9 million), station acquisitions completed in 2004, including Rochester, Minnesota, Sioux Falls, South Dakota and Blacksburg, Virginia ($15.9 million) and stations operated under LMA agreements during 2004 including Columbia, Missouri and Jefferson City, Missouri ($7.9 million). The increase is offset by the elimination of revenues from BSI ($1.8 million).

(4)	Reflects the addition of expenses related to acquisitions completed in 2003 ($6.5 million), station acquisitions completed in 2004, including Rochester, Minnesota, Sioux Falls, South Dakota and Blacksburg, Virginia ($11.9 million) and stations operated under LMA agreements during 2004 including Columbia, Missouri and Jefferson City, Missouri ($6.9 million). The increase is offset by the elimination of expenses from BSI ($1.6 million).

(5)	See the preceding quantitative reconciliation of Station Operating Income to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Liquidity and Capital Resources
      Our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our outstanding Notes and Series A Preferred Stock, repurchases of our Class A Common Stock, and interest and debt service payments. The following table summarizes our historical funding needs for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Acquisitions and purchase of intangible assets	$84,096	$12,201	$133,558
Capital expenditures	9,315	12,123	9,629
Notes repurchases	—	—	141,710
Preferred stock repurchases	—	—	15,417
Repurchases of common stock	95,739	14,640	—
Repayments of bank borrowings	560,102	91,741	248,656
Interest payments	22,684	20,137	28,508
      In the short term, our principal future need for funds will include the funding of station operating expenses, corporate general and administrative expenses, LMA fees and interest and debt service payments. In addition, in the long term, our funding needs will include our pending acquisitions ($5.6 million as of December 31, 2005) and capital expenditures associated with maintaining our station and corporate operations and implementing HD Radiotm technology. We expect maintenance capital expenditures to be approximately $4.0 million for 2005.
      In December 2004, we purchased 240 perpetual licenses from iBiquity, which will enable us to convert to and utilize iBiquity’s HD Radiotmtechnology on 240 of our stations. Under the terms of the agreement with iBiquity, we will convert certain of our stations over a seven-year period. We anticipate that the average cost to convert each station will be between $75,000 and $100,000. During 2005, we converted 10 stations for approximately $1.0 million. For 2006, we plan to convert an additional 20 stations.
      Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as the proceeds from offerings of our securities and borrowings under credit facilities. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service for the next twelve months. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs. See Item I.A. “Risk Factors.”

Cash Flows from Operating Activities.

	2005	2004	2003

Net cash provided by operating activities	$78,396	$75,013	$45,877

      Net cash provided by operating activities increased by approximately 4.5% for the year ended December 31, 2005. Excluding non-cash items, we generated comparable levels of operating income for 2005 as compared with the prior year. As a result, the marginal increase in cash flows from operations was primarily attributable to the timing of certain payments.

Cash Flows from Investing Activities.

	2005	2004	2003

Net cash used in investing activities	$92,763	$28,757	$146,669

      For the year ended December 31, 2005, net cash used in investing activities increased $64.0 million, to $92.8 million, from $28.8 million for the year ended December 31, 2004. For fiscal 2005, we invested approximately $84.1 million in station acquisitions and the purchase of certain broadcast licenses in its Houston, Texas market. For 2004, we funded approximately $71.3 million of our $93.7 million of acquisitions with shares of our Class A Common Stock, which contributed to an overall decrease in cash outlays as compared with 2005 and years prior to 2004.

Cash Flows from Financing Activities.

	2005	2004	2003

Net cash (used in) provided by financing activities	$(12,472)	$(21,016)	$47,132

      Net cash used in financing activities was primarily the result of $95.7 million paid to repurchase 7,766,223 shares of our Class A Common Stock, offset by net borrowings under our credit facilities of $86.9 utilized to fund acquisitions and the share repurchases. Net cash used in financing activities in the prior year was primarily the result of (1) the repayment of a $10.0 million note originally issued in connection with the acquisition of stations in Kansas City, Missouri in 2003 and (2) $14.6 million paid to repurchase 1,004,429 shares of our Class A Common Stock. Net cash provided by financing activities in 2003 was primarily the result of net borrowings under our credit facilities ($189.8 million), offset by cash paid to repurchase 14,168 shares of our Series A Preferred Stock ($15.4 million) and cash paid to repurchase $132.6 million in aggregate principal of the Notes ($141.7 million).
      Historical Acquisitions and Dispositions. We completed three acquisitions of ten radio stations in four markets and the acquisition of a studio facility during the year ended December 31, 2005. Of the $47.8 million required to fund these acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable external acquisition costs.
      On March 4, 2005, we completed the acquisition of KFRU-AM, KBXR-FM, KOQL-FM and KPLA-FM serving Columbia, Missouri and KLIK-AM, KBBM-FM and KJMO-FM serving Jefferson City, Missouri from Premier Radio Group. In connection with the acquisition, we paid $38.7 million in cash and incurred $0.1 million in capitalizable acquisition costs. The Columbia, Missouri and Jefferson City, Missouri stations were acquired primarily because they complemented our station portfolio and increased both our state and regional coverage.

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
      Pending Acquisitions. As of December 31, 2005, we were a party to various agreements to acquire three stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $5.6 million in cash. As of December 31, 2005, we were also a party to two asset exchange agreements, under which we have agreed to transfer two of our stations in the Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. As of December 31, 2005, we have put $2.3 million in escrow funds toward these asset exchange transactions.
      Periodically, the FCC makes FM frequencies available for acquisition through an auction process. On November 3, 2004, the FCC held an auction for approximately 290 frequencies. As of the close of the auction, we were the winning bidder for seven frequencies and were obligated to pay the FCC $8.6 million. During 2005, the FCC granted the final authorization on and we completed the purchase of six of the seven frequencies won in the November 2004 auction. As of December 31, 2005, we had funded $7.6 million of our total obligation. We expect to complete the purchase of the remaining frequency from the November 2004 auction during the first half of 2006.
      On January 12, 2006, the FCC held a similar auction for approximately 171 frequencies, located mostly in remote areas of the country, in which we actively participated. As of the close of the auction, we were the winning bidder for one frequency and were obligated to pay the FCC $1.6 million. As of December 31, 2005, we had funded $0.7 toward our obligation to the FCC in the form of an escrow deposit, to be applied by the FCC to the bid price upon grant of the final authorization for the frequency. This authorization will enable us to add a station to one of our existing markets once constructed.
      We expect to consummate our remaining pending acquisitions during 2006, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time we complete acquisitions following the initial grant of an assignment application by the FCC staff, but before such grant becomes a final order, and a petition to review such a grant may be filed in the interim. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in a requirement that we divest the assets we have acquired. Our ability to make future acquisitions in addition to the pending acquisitions is dependent on our ability to obtain additional equity and/or debt financing. There can be no assurance that we will be able to obtain such financing.
      Sources of Liquidity. We have historically financed our acquisitions primarily through the proceeds from debt and equity financings, the proceeds from asset divestitures and using cash generated from operations. We financed the cash components of our 2005 acquisitions primarily with cash generated from operations.
      On July 14, 2005, we entered into a new $800 million credit facility, which provides for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. We used the proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, primarily to repay all amounts owed under our prior credit facility. Through December 31, 2005, we drew down $60.0 million under our revolving facility and made payments of $14.0 million. As of December 31, 2005, $169.0 million was outstanding under the seven-year revolving credit facility and $400.0 million was outstanding under the seven-year term loan facility.
      Our obligations under the credit facility are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by our subsidiaries), including, without limitation, intellectual property, real property, and all of the capital stock of our direct and indirect domestic subsidiaries (except the capital stock of BSI) and 65% of the capital stock of any first-tier foreign subsidiary. The obligations under the credit facility are also guaranteed by each of the direct and indirect domestic subsidiaries, except BSI, and are required to be guaranteed by any additional subsidiaries that we acquire.
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
      Both the revolving credit facility and the term loan facility bear interest, at our option, at a rate equal to the Alternate Base Rate (as defined under the terms of our credit agreement; 7.25% as of December 31, 2005) plus a margin ranging between 0.0% to 0.25%, or the Adjusted LIBO Rate (as defined under the terms of the credit agreement; 4.38% as of December 31, 2005) plus a margin ranging between 0.675% to 1.25% (in each case dependent upon our leverage ratio). At December 31, 2005 our effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the credit facility was 5.63%.
      In March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of floating rate bank borrowings for a three-year period. As a result, and including the fixed component of the swap, at December 31, 2005, our effective interest rate on loan amounts outstanding under the credit facility was 4.34%.
      In May 2005, we entered into a forward-starting interest rate swap agreement that will become effective in March 2006, following the termination of our current swap agreement. When effective, this swap agreement will effectively fix the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009.
      A commitment fee calculated at a rate ranging from 0.25% to 0.375% per year (depending upon our leverage levels) of the average daily amount available under the revolving credit facility is payable quarterly in arrears, and fees in respect of letters of credit, issued in accordance with the credit agreement governing our credit facility, equal to the interest rate margin then applicable to Eurodollar Rate loans under the revolving credit facility, are payable quarterly in arrears. In addition, a “fronting fee” of 0.25% is payable quarterly to the issuing bank.
      We are required to make certain mandatory prepayments of the term loan facility and there will be automatic reductions in the availability of the revolving credit facility under certain circumstances, including the incurrence of certain indebtedness and upon consummation of certain asset sales. In these instances, we are required to apply 100% of the net proceeds to the outstanding balance on the credit facility.
      Under the terms of the credit agreement, we are subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit agreement. At December 31, 2005, we were in compliance with these financial and operating covenants.
      The terms of the credit agreement contain events of default after expiration of applicable grace periods, including failure to make payments on the credit facility, breach of covenants, breach of representations and warranties, invalidity of the credit agreement and related documents, cross default under other agreements or conditions relating to our indebtedness or that of our restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the credit agreement, the majority of the lenders are able to declare all amounts under the credit facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate the term loan facility and the revolving credit facility, respectively, upon an event of default.
      We originally issued $160.0 million in aggregate principal amount of senior subordinated notes in 1998. During the first quarter of 2003, we completed the repurchase of $30.1 million in aggregate principal of the notes for which we paid a premium of $2.4 million. In April 2003, we completed a tender offer and consent solicitation relating to the outstanding notes. In the tender offer, we repurchased and canceled $88.8 million in principal amount of the notes, leaving $13.7 million of the notes outstanding. We paid $6.0 million in redemption premiums related to the notes tendered. Pursuant to the consent solicitation, substantially all of the restrictive covenants in the indenture governing the notes were eliminated. As permitted by the terms of the indenture, we called for and completed the redemption of all of the remaining outstanding notes on July 3, 2003. The notes were redeemed at a redemption price of 105.188% of the principal amount ($0.7 million in redemption premium), plus accrued interest through July 2, 2003.
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
      During 2002 and the first quarter of 2003, we negotiated and completed the repurchase of 125,221 shares of our Series A Preferred Stock for $140.8 million in cash. A redemption premium of $0.6 million associated with the repurchases of 4,900 shares during the three months ended March 31, 2003 has been included as a component of preferred stock dividends and redemption premiums in the accompanying Consolidated Statements of Operations. On July 7, 2003 we completed the redemption of all outstanding shares of our Series A Preferred Stock. The 9,268 shares outstanding were redeemed at a redemption price of 106.875% ($0.6 million in redemption premiums) plus accrued dividends through July 6, 2003, all in accordance with the terms and conditions of the stock designations governing the Series A Preferred Stock.
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
      We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, Goodwill and other Intangible Assets, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. For 2004 and 2003, we reviewed the fair market values of our broadcast licenses and goodwill and determined that their fair value exceeded their carrying amount and, as such, did not record an impairment charge. During 2005, we recorded impairment charges of approximately $264.1 million in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of December 31, 2005, we have $1.2 billion in intangible assets and goodwill, which represent approximately 87% of our total assets.
      The fair market value of our broadcast licenses and reporting units, for purposes of our annual impairment tests, was derived primarily by using a discounted cash flows approach. The fair market values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair market value of goodwill are based on currently available data and our management’s best estimates and, accordingly, a change in market conditions or other factors could have a significant effect on the estimated value. A significant future decrease in the fair market value of broadcast licenses or goodwill in a market could result in additional impairment charges.
      In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. As a result, we have recorded deferred tax expense of $27.4 million, $25.5 million and $23.1 million to establish a valuation allowance against net operating loss carry-forwards generated during the year ended December 31, 2005, 2004 and 2003, respectively, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.
Summary Disclosures About Contractual Obligations and Commercial Commitments
      On October 31, 2005 we announced that, together with affiliates of three private equity firms, we formed CMP, which has entered into agreements to acquire the radio broadcasting business of Susquehanna. The acquisition is expected to close in the first half of 2006 and is subject to regulatory approvals, as well as other closing conditions. Pursuant to a capital contribution agreement, we will contribute our Kansas City, Missouri and Houston, Texas radio operations and assets to CMP, in exchange for an equity stake initially valued at approximately 25% of the equity of CMP.
      The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2005 (dollars in thousands):
Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)(2)	$569,000	$—	$40,000	$120,000	$409,000
Acquisition obligations(3)	4,653	4,653	—	—	—
FCC auctions(4)	917	917	—	—	—
Operating leases	53,124	8,178	14,050	8,861	22,035
Digital radio capital obligations(5)	23,000	2,000	6,000	7,000	8,000
Other operating contracts(6)	29,614	9,037	19,324	1,253	—

Total Contractual Cash Obligations	$680,308	$24,785	$79,374	$137,114	$439,035

(1)	Under our credit agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at December 31, 2005, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $171.5 million of interest on borrowings through July 2012 ($31.6 million due in less than 1 year, $61.2 million due in years 2 and 3, $52.9 million due in years 4 and 5 and $25.7 million due after 5 years).

(3)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations.

(4)	Amount is reflective of the unfunded obligation relative to seven FM frequencies we won in an auction sponsored the FCC in November 2004.

(5)	Amount represents the estimated capital requirements to convert 230 of our stations to a digital broadcasting format in future periods.

(6)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms. In addition, amounts include $3.3 million of station acquisition purchase price which was deferred beyond the closing of the transaction and which is being paid monthly over a 5 year period.
Amount of Commitment Expiration Per Period
(In thousands)

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years

Letter of Credit(1)	$105	$105	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Off-Balance Sheet Arrangements
      We did not have any off-balance sheet arrangements as of December 31, 2005.
Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” SFAS No. 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.
      On December 16, 2004, the FASB issued SFAS No. 123: (Revised 2004) — Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company adopted on January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is effective as of the first annual reporting period beginning after December 31, 2005. The Company has adopted SFAS No. 123R on a modified prospective method, effective January 1, 2006. As permitted by SFAS No. 123(R), the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.
      On March 30, 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, was effective for the year ended December 31, 2005. Our adoption of FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

Intangibles
      As of December 31, 2005, approximately 87% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.
      Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      At December 31, 2005, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2005 average interest rate under these borrowings, it is estimated that our 2005 interest expense and net income would have changed by $5.7 million. As part of our efforts to mitigate interest rate risk, in March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $269.0 million of borrowings outstanding at December 31, 2005 which are not subject to the interest rate swap and assuming a one percentage point change in the 2005 average interest rate under these borrowings, it is estimated that our 2005 interest expense and net income would have changed by $2.7 million.
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
      We maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations generated net income of approximately $0.4 million for the year ended December 31, 2005.
      It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 2005 by an amount less than $0.1 million.

Item 8.	Financial Statements and Supplementary Data
      The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures.
      We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective.
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
      Our management, including our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on our management’s assessment of our internal control over financial reporting as of December 31, 2005, and this attestation report follows immediately below.

Lewis W. Dickey, Jr.	Martin R. Gausvik
Chairman, President, Chief Executive Officer	Executive Vice President, Treasurer and
and Director	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cumulus Media Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cumulus Media Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cumulus Media Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Cumulus Media Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cumulus Media Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cumulus Media Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
March 16, 2006

Changes in Internal Control over Financial Reporting
      In October 2005, as previously disclosed, we reconsidered our accounting for the termination of a particular contract during the second quarter of 2005. On November 7, 2005, the audit committee of our Board determined that the interim financial statements included in our quarterly report on Form 10-Q for the period ended June 30, 2005 should be restated. Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, provides that a restatement of previously issued financial statements is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based upon that standard, management concluded that the control deficiency that resulted in the incorrect accounting of the non-cash contract termination charge represented a material weakness in internal control over financial reporting. Subsequent to that determination, prior to year-end we implemented certain remedial measures to address this material weakness. The remedial measures include adoption of a formal procedure whereby contracts, agreements and leases are independently reviewed by key members of our management for identification of any complex accounting issues and adoption of a process to validate the preliminary conclusions reached by our accounting staff regarding the proper treatment of these issues. The remedial measures were tested prior to year-end and determined to be working effectively, and enabled our management to conclude that the material weakness identified in October 2005 has been remediated.
      Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
      The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters
      The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding securities authorized for issuance under our executive compensation plans is contained in Part II of this report.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the information set forth under the caption “Auditor Fees and Services” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1)-(2) Financial Statements. The financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements appearing on page F-1 of this annual report on Form 10-K are filed as a part of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.
      (a)(3) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.1 of our current report on Form 8-K, filed on August 2, 2002).
3.2	Amended and Restated Bylaws of Cumulus Media Inc., as amended (incorporated herein by reference to Exhibit 4.2 of our annual report on Form 10-K for the year ended December 31, 2004).
4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed on August 2, 2002).
4.2	Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 4.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.1	Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849)).
10.2	Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998(Commission File No. 333-48849)).
10.3	Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001(Commission File No. 333-62542)).
10.4	Cumulus Media Inc. 1999 Executive Stock Incentive Plan(incorporated herein by reference to Exhibit 4.2 of our registration statement on Form S-8, filed on June 7, 2001(Commission File No. 333-62542)).
10.5	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001(Commission File No. 333-62538)).
10.6	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on April 15, 2003(Commission File No. 333-104542)).
10.7	Cumulus Media 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on August 9, 2004(Commission File No. 333-118047)).
10.8	Restricted Stock Award, dated April 25, 2005, between the Company and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on April 29, 2005).

10.9		Form of Restricted Stock Award (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on April 29, 2005).
10.10		Second Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on October 19, 2004).
10.11		Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.12		Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.13		Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.14		Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.15		Promissory Note, dated as of February 2, 2000, made by Lewis W. Dickey, Jr., in favor of Cumulus Media Inc. (incorporated herein by reference to Exhibit 10.21 of our annual report on Form 10-K for the year ended December 31, 2001).
10.16		Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.17		Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on February 7, 2002).
10.18		Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2002).
10.19		Credit Agreement, dated as of July 14, 2005, among the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on July 19, 2005).
10.20		Guarantee and Collateral Agreement, dated as of July 14, 2005, among the Company, the Subsidiaries of the Company identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on July 19, 2005).
21.1		Subsidiaries of the Company (incorporated herein by reference to Exhibit 21.1 of our annual report on Form 10-K for the year ended December 31, 2004).
23	.1*	Consent of KPMG LLP.
31	.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2006.

Cumulus Media Inc.

By	/s/ Martin R. Gausvik

Martin R. Gausvik
Executive Vice President, Treasurer
and Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 16, 2006

/s/ Martin R. Gausvik Martin R. Gausvik	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Ralph B. Everett Ralph B. Everett	Director	March 16, 2006

/s/ Holcombe T. Green, Jr. Holcombe T. Green, Jr.	Director	March 16, 2006

/s/ Eric P. Robison Eric P. Robison	Director	March 16, 2006

/s/ Robert H. Sheridan, III Robert H. Sheridan, III	Director	March 16, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Cumulus Media Inc.:
      We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cumulus Media Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
March 16, 2006

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Dollars in thousands, except for share and per share data)

	2005	2004

Current assets:
Cash and cash equivalents	$5,121	$31,960
Accounts receivable, less allowance for doubtful accounts of $2,404 and $2,650 respectively	54,258	54,834
Prepaid expenses and other current assets	11,705	8,366
Deferred income taxes	154	416

Total current assets	71,238	95,576
Property and equipment, net	87,588	93,206
Intangible assets, net	1,041,340	1,132,736
Goodwill	185,517	276,060
Other assets	20,683	18,819

Total assets	$1,406,366	$1,616,397

Current liabilities:
Accounts payable and accrued expenses	$29,561	$19,078
Current portion of long-term debt	—	40,957

Total current liabilities	29,561	60,035
Long-term debt	569,000	441,145
Other liabilities	17,925	4,642
Deferred income taxes	203,870	225,611

Total liabilities	820,356	731,433

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 58,307,248 and 57,677,996 shares issued; 49,536,596 and 56,673,567 shares outstanding respectively	583	577
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury stock, at cost, 8,770,652 and 1,004,429 shares, respectively	(110,379)	(14,640)
Accumulated other comprehensive income	7,401	2,867
Additional paid-in-capital	1,016,687	1,011,075
Accumulated deficit	(323,412)	(110,045)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	586,010	884,964

Total liabilities and stockholders’ equity	$1,406,366	$1,616,397

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except for share and per share data)

	2005	2004	2003

Net revenues	$327,756	$320,132	$281,971
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $13,571, $0 and $0, respectively)	225,963	202,441	179,536
Depreciation and amortization	21,223	21,168	19,445
LMA fees	981	3,002	1,591
Corporate general and administrative (excluding non cash stock compensation expense of $3,121, $(375) and $490, respectively)	16,068	15,635	13,374
Restructuring charges (credits)	(215)	(108)	(334)
Non cash stock compensation expense	3,121	(375)	490
Impairment charge	264,099	—	—

Total operating expenses	531,240	241,763	214,102
Operating income (loss)	(203,484)	78,369	67,869

Nonoperating income (expense):
Interest expense	(23,588)	(19,870)	(22,585)
Interest income	1,101	673	602
Losses on early extinguishment of debt	(1,192)	(2,557)	(15,243)
Other income (expense), net	(239)	(699)	(924)

Total nonoperating expense, net	(23,918)	(22,453)	(38,150)

Income (loss) before income taxes	(227,402)	55,916	29,719
Income tax benefit (expense)	14,035	(25,547)	(24,678)

Net income (loss)	(213,367)	30,369	5,041
Preferred stock dividends and redemption premiums	—	—	1,908

Net income (loss) attributable to common stockholders	$(213,367)	$30,369	$3,133

Basic and diluted income (loss) per common share:
Basic income (loss) per common share	$(3.19)	$0.44	$0.05

Diluted income (loss) per common share	$(3.19)	$0.43	$0.05

Weighted average basic common shares outstanding	66,910,721	68,789,035	64,305,693

Weighted average diluted common shares outstanding	66,910,721	71,308,102	66,950,422

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except for share data)

	Class A		Class B		Class C
	Common Stock		Common Stock		Common Stock			Accumulated
								Other	Additional			Total
	Number of	Par	Number of	Par	Number	Par	Treasury	Comprehensive	Paid-In	Accumulated	Loans to	Stockholders’
	Shares	Value	Shares	Value	of Shares	Value	Stock	Income	Capital	Deficit	Officers	Equity

Balance at January 1, 2003 (Note 12)	48,843,191	$488	13,244,954	$132	644,871	$6	$—	$—	$884,284	$(145,455)	$(9,984)	$729,471

Net income	—	—	—	—	—	—	—	—	—	5,041	—	5,041
Other comprehensive income:
Change in fair value of derivative instrument		—		—	—	—	—	401	—	—	—	401

Total comprehensive income		—		—	—	—	—	401	—	5,041	—	5,442

Issuance of common stock	538,460	6	—	—	—	—	—	—	7,230	—	—	7,236
Proceeds from warrant exercises	16,814	—	706,424	7	—	—	—	—	8,672	—	—	8,679
Non cash stock compensation expense	—	—	—	—	—	—	—	—	490	—	—	490
Preferred stock dividends and redemption premiums	—	—	—	—	—	—	—	—	(1,908)	—	—	(1,908)
Share exchange	2,320,619	23	(2,320,619)	(23)	—	—	—	—	—	—	—	—
Issuance of common stock in acquisitions	2,097,418	21	—	—	—	—	—	—	38,511	—	—	38,532
Collection on loan to officer	—	—	—	—	—	—	—	—	—	—	4,992	4,992

Balance at December 31, 2003	53,816,502	$538	11,630,759	$116	644,871	$6	$—	$401	$937,279	$(140,414)	$(4,992)	$792,934

Net income	—	—	—	—	—	—	—	—	—	30,369	—	30,369
Other comprehensive income:
Change in fair value of derivative instrument	—	—	—	—	—	—	—	2,466	—	—	—	2,466

Total comprehensive income	—	—	—	—	—	—	—	2,466	—	30,369	—	32,835

Issuance of common stock	292,359	3	—	—	—	—	—	—	2,863	—	—	2,866
Non cash stock compensation expense	—	—	—	—	—	—	—	—	(375)	—	—	(375)
Treasury stock buybacks		—	—	—	—	—	(14,640)	—	—	—	—	(14,640)
Issuance of common stock in acquisitions	3,569,135	36	—	—	—	—	—	—	71,308	—	—	71,344

Balance at December 31, 2004	57,677,996	$577	11,630,759	$116	644,871	$6	$(14,640)	$2,867	$1,011,075	$(110,045)	$(4,992)	$884,964

Net loss	—	—	—	—	—	—	—	—	—	(213,367)	—	(213,367)
Other comprehensive income:
Change in fair value of derivative instrument	—	—	—	—	—	—	—	4,534	—	—	—	4,534

Total comprehensive income (loss)	—	—	—	—	—	—	—	4,534	—	(213,367)	—	(208,833)

Issuance of common stock	629,252	6	—	—	—	—	—	—	2,491	—	—	2,497
Non cash stock compensation expense	—	—	—	—	—	—	—	—	3,121	—	—	3,121
Treasury stock buybacks	—	—	—	—	—	—	(95,739)	—	—	—	—	(95,739)

Balance at December 31, 2005	58,307,248	$583	11,630,759	$116	644,871	$6	$(110,379)	$7,401	$1,016,687	$(323,412)	$(4,992)	$586,010

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$(213,367)	$30,369	$5,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	1,192	2,557	4,383
Redemption premiums for repurchase of 10 3/8% Senior Subordinated Notes	—	—	9,128
Depreciation	20,554	20,327	18,512
Amortization of goodwill and intangible assets	669	841	933
Amortization of debt issuance costs	420	215	402
Provision for doubtful accounts	3,753	3,694	3,441
Change in the fair value of derivative instruments	357	(403)	(553)
Loss (gain) on sale of assets or stations	(895)	—	118
Non-cash contract termination charge	13,571	—	—
Impairment charge	264,099	—	—
Deferred income taxes	(19,946)	25,547	24,678
Non-cash stock compensation	3,121	(375)	490
Adjustment of restructuring charges	(215)	(108)	(334)
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Restricted cash	—	—	13,000
Accounts receivable	(3,179)	(5,102)	(7,006)
Prepaid expenses and other current assets	1,431	1,536	(3,675)
Accounts payable and accrued expenses	8,775	(1,236)	(18,109)
Other assets	(2,156)	(273)	(2,472)
Other liabilities	212	(2,576)	(2,100)

Net cash provided by operating activities	78,396	75,013	45,877

Cash flows from investing activities:
Acquisitions	(47,389)	(11,001)	(133,558)
Dispositions	3,747	—	715
Purchase of intangible assets	(36,707)	(1,200)	—
Escrow deposits on pending acquisitions	(3,038)	(3,820)	(61)
Capital expenditures	(9,315)	(12,123)	(9,629)
Other	(61)	(613)	(4,136)

Net cash used in investing activities	(92,763)	(28,757)	(146,669)

Cash flows from financing activities:
Proceeds from bank credit facility	647,000	96,499	438,500
Repayments of borrowings from bank credit facility	(560,102)	(91,741)	(248,656)
Payments for repurchase of 10 3/8% Senior Subordinated Notes, including redemption premiums	—	—	(141,710)
Payments for debt issuance costs	(4,379)	(2,301)	—
Payments on promissory notes	—	(10,000)	(180)
Payment of dividend on Series A Preferred Stock	—	—	(1,146)
Payments for repurchases of common stock	(95,739)	(14,640)	—
Payments for redemption of preferred stock	—	—	(15,417)
Proceeds from collection of officer loan	—	—	4,992
Proceeds from issuance of common stock	748	1,167	10,749

Net cash (used in) provided by financing activities	(12,472)	(21,016)	47,132
Increase (decrease) in cash and cash equivalents	(26,839)	25,240	(53,660)
Cash and cash equivalents at beginning of year	31,960	6,720	60,380

Cash and cash equivalents at end of year	$5,121	$31,960	$6,720

Supplemental disclosures of cash flow information:
Interest paid	$22,684	$20,137	$28,508
Income taxes paid	—	—	—

Non cash operating, investing and financing activities:
Trade revenue	$18,249	$18,750	$18,613
Trade expense	18,354	18,317	18,296
Assets acquired through notes payable	—	5,000	10,000
Liabilities assumed through acquisitions	14	1,800	135
Issuance of common stock and warrants in exchange for acquired businesses	—	71,344	38,532
See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Description of Business
      Cumulus Media Inc., (“we,” “Cumulus” or the “Company”) is a radio broadcasting corporation incorporated in the state of Delaware, focused on acquiring, operating and developing commercial radio stations in mid-size radio markets in the United States.

Principles of Consolidation
      The consolidated financial statements include the accounts of Cumulus and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Debt Issuance Costs
      The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2005, 2004 and 2003 the Company recognized amortization expense of debt issuance costs of $0.4 million, $0.2 million and $0.4 million, respectively.

Extinguishment of Debt
      The Company’s losses on extinguishment of debt have been reflected as a component of income (loss) from continuing operations, consistent with the provisions of issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Losses recognized during 2005, 2004 and 2003 relate to the retirement of certain term loan borrowings under the Company’s credit facilities and the redemption of the Company’s 10 3/8% Senior Subordinated Notes due 2008.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      As of December 31, 2005, the Company operated 2 radio stations under local marketing agreements, which were owned and licensed to 2 entities qualifying as VIEs. For 2005 and 2004, the 12 and 20 stations

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operated under LMAs during each year contributed $2.2 million and $10.2 million, respectively, to the consolidated net revenues of the Company.

Stock-based Compensation
      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock awards. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the stock awards. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the pro forma effect on net income (loss) if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003

Net income (loss) attributable to common stockholders:
Net income (loss), as reported	$(213,367)	$30,369	$5,041
Add: Stock-based compensation expense included in reported net income (loss)	3,121	(375)	490
Deduct: Total stock based compensation expense determined under fair value based method	(15,100)	(12,527)	(12,914)

Pro forma net income (loss)	(225,346)	17,467	(7,383)
Preferred stock dividends and redemption premiums	—	—	1,908

Pro forma net income (loss) attributable to common stockholders	$(225,346)	$17,467	$(9,291)
Basic income (loss) per common share:
As reported	$(3.19)	$0.44	$0.05
Pro forma	$(3.37)	$0.25	$(0.14)
Diluted income (loss) per common share:
As reported	$(3.19)	$0.43	$0.05
Pro forma	$(3.37)	$0.24	$(0.14)
      The per share weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $10.21, $12.99 and $9.95, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

2005 Option Grants: expected volatility of 73.2% for 2005; risk-free interest rate of 4.76%; dividend yield of 0% and expected lives of seven years from the date of grant.

2004 Option Grants: expected volatility of 51.2% for 2004; risk-free interest rate of 4.46%; dividend yield of 0% and expected lives of four years from the date of grant.

2003 Option Grants: expected volatility of 38.4% for 2003; risk-free interest rate of 4.25%; dividend yield of 0% and expected lives of four years from the date of grant.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective January 1, 2006, the Company expects to adopt the provisions of SFAS No. 123R, “Share-Based Payment,” which is described in the New Accounting Pronouncements section that follows. Management anticipates that when the new standard is adopted, the standard will materially impact the Company’s financial position and operations income.

Income Taxes
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Earnings Per Share
      Basic and diluted income (loss) per share are computed in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Financial Instruments
      The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of the Company’s long term debt approximates its fair value.

Accounting for National Advertising Agency Contract
      During the second quarter of 2005, the Company was released from its pre-existing national advertising sales agency contract with Interep National Radio, Inc (“Interep”) and engaged Katz Media Group, Inc (“Katz”) as its new national advertising sales agent The contract has several economic elements which principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.
      The following are the principal economic elements of the contract that can affect the base commission rate:

•	A $13.6 million non-cash charge recorded by the Company related to the termination of our contract with our former national advertising agent.

•	Potential commission rebates from Katz should national revenue not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The rebate amounts currently deemed probable of settlement relate to year one of the contract.

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue target. No additional commission payments have been assumed.
      The potential commission adjustments are estimated and combined in the balance sheet with the contractual termination liability. That liability is accreted to commission expense to effectuate the stable commission rate over the course of the Katz contract.
      The Company’s accounting for and calculation of commission expense to be realized over the life of the Katz contract requires management to make estimates and judgments that affect reported amounts of commission expense. Actual results may differ from management’s estimates. Over the course of the Company’s contractual relationship with Katz, management will continually update its assessment of the effective commission expense attributable to national sales in an effort to record a consistent commission rate over the term of the Katz contract.

New Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance.” SFAS No. 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on the Company’s consolidated financial statements.
      On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004) — Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R replaces SFAS No. 123, which the Company adopted on

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 1, 2003. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. The Company will adopt SFAS No. 123R on the modified prospective method, effective January 1, 2006. As permitted by SFAS No. 123(R), the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a material impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 154 will not have a material effect on the Company’s consolidated financial statements.
      On March 30, 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” that clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, was effective for the year ended December 31, 2005. The adoption by the Company of FIN 47 did not have a material effect on the Company’s financial position, results of operations or cash flows.

2.	Acquisitions and Dispositions

Pending Acquisitions
      As of December 31, 2005, we were a party to various agreements to acquire three stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $5.6 million in cash. As of December 31, 2005, we were also a party to two asset exchange agreements, under which we have agreed to transfer two stations in Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. As of December 31, 2005, we have put $2.3 million in escrow funds toward these asset exchange transactions.
      Periodically, the FCC makes FM frequencies available for acquisition through an auction process. On November 3, 2004, the FCC held an auction for approximately 290 frequencies. As of the close of the auction, we were the winning bidder for seven frequencies and were obligated to pay the FCC $8.6 million. During 2005, the FCC granted the final authorization on and we completed the purchase of six of the seven frequencies won in the November 2004 auction. As of December 31, 2005, we had funded

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$7.6 million of our total obligation. We expect to complete the purchase of the remaining frequency from the November 2004 auction during the first half of 2006.
      On January 12, 2006, the FCC held an auction for approximately 171 frequencies, located mostly in remote areas of the country, in which we actively participated. As of the close of the auction, we were the winning bidder for one frequency and were obligated to pay the FCC $1.6 million. As of December 31, 2005, we had funded $0.7 million toward our obligation to the FCC in the form of an escrow deposit, to be applied by the FCC to the bid price upon grant of the final authorization for the frequency. This authorization will enable us to add a station to one of our existing markets once constructed.
      Escrow funds of approximately $2.6 million paid by the Company in connection with pending acquisitions and the FCC auctions have been classified as prepaid expenses and other current assets at December 31, 2005 in the accompanying consolidated balance sheets.

2005 Acquisitions
      We completed three acquisitions of ten radio stations in four markets and the acquisition of a studio facility during the year ended December 31, 2005. Of the $47.8 million required to fund these acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable external acquisition costs. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.
      On March 4, 2005, the Company completed the asset acquisition of KFRU-AM, KBXR-FM, KOQL-FM and KPLA-FM serving Columbia, Missouri and KLIK-AM, KBBM-FM and KJMO-FM serving Jefferson City, Missouri from Premier Radio Group. In connection with the acquisition, the Company paid $38.7 million in cash and incurred $0.1 million in capitalizable external acquisition costs. The Columbia, Missouri and Jefferson City, Missouri stations were acquired primarily because they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States.
      In connection with the acquisition, the Company recorded $9.0 million of goodwill, all of which is expected to be fully deductible for tax purposes.
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in connection with all of the 2005 acquisitions (dollars in thousands):

Property and equipment	$5,860
Unamortized intangible assets:
Broadcast licenses	30,645
Goodwill	11,294

Total assets acquired	47,799

Current liabilities	(14)

Total liabilities assumed	(14)

Net assets acquired	$47,785

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

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$4.8 million had been previously funded as escrow deposits on the pending acquisitions. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.

Rochester, Minnesota and Sioux Falls, South Dakota
      On March 29, 2004, the Company completed the stock acquisition of Southern Minnesota Broadcasting Co. (“SMB”), which owned and operated three radio stations serving Rochester, Minnesota (KROC-AM, KROC-FM, KYBA-FM) and six radio stations serving Sioux Falls, South Dakota (KYBB-FM, KIKN-FM, KKLS-FM, KMXC-FM, KSOO-AM, KXRB-AM). In acquiring SMB, the Company issued the former owners 3,223,978 shares of Class A Common Stock and deferred $5.0 million of the purchase price beyond the closing of the transaction. Also in connection with the acquisition the Company paid $0.5 million in capitalizable acquisition costs. The Rochester, Minnesota and Sioux Falls, South Dakota stations were acquired primarily because they complemented the Company’s station portfolio and increase its presence in the midwest region of the United States.
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

Blacksburg, Virginia
      On July 30, 2004, the Company completed the asset acquisition of WBWR-FM, WBRW-FM, WFNR-FM, WFNR-AM, WPSK-FM, WRAD-AM and WWBU-FM serving Blacksburg, Virginia from New River Valley Radio Partners, L.L.C. In connection with the acquisition, the Company paid $2.1 million in cash, deferred $0.1 million beyond the closing of the transaction and paid $0.2 million in capitalizable acquisition costs. $4.7 million of the purchase price had been previously funded in 2003 in the form of an escrow deposit. The Blacksburg, Virginia stations were acquired primarily because they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States. In connection with the acquisition, the Company recorded $1.4 million of goodwill, all of which is expected to be fully deductible for tax purposes.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

2003 Acquisitions
      We completed the acquisition of 25 radio stations during the year ended December 31, 2003. Of the $184.7 million required to fund these acquisitions, $133.6 million was paid in cash, $38.5 million was paid in the form of shares of Class A Common Stock (2,097,418 shares), $10.0 million was funded in the form of a promissory note, $1.6 million represented capitalizable acquisition costs and $1.0 million had been previously funded as escrow deposits on the pending acquisitions. With regard to the $10.0 million promissory note subsequently repaid, the Company had the option to repay the note with shares of the Company’s Class A Common Stock. These aggregate acquisition amounts include the assets acquired pursuant to the transactions described below.

Ft. Walton Beach, Florida
      On January 10, 2003, we completed the asset acquisition of WKSM-FM, WNCV-FM, WYZB-FM, WZNS-FM and WFTW-AM serving the Ft. Walton Beach, Florida market (Arbitron market rank #217) from East Mississippi Broadcasters, Inc. In connection with the acquisition the Company paid approximately $28.5 million in cash and 95,938 shares of Class A Common Stock. This five-station cluster had been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

Macon, Georgia
      On January 31, 2003, we completed the asset acquisition of WDDO-AM, WDEN-AM, WAYS-FM, WMAC-AM, WDEN-FM, WPEZ-FM, WMKS-FM and WMGB-FM serving the Macon, Georgia market (Arbitron market rank #156) from U.S. Broadcasting Limited Partnership, for approximately $35.5 million in cash. This eight-station cluster had been operated by the Company under the terms of a local marketing agreement since October 1, 2002.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nashville, Tennessee
      On July 21, 2003, we completed the asset acquisition of WSM-FM and WWTN-FM serving the Nashville, Tennessee market (Arbitron market rank #45) from Gaylord Entertainment, for $62.5 million in cash. The addition of these two stations increased the Company’s position in the Nashville market to five stations. The two stations acquired from Gaylord Entertainment had been operated by the Company under the terms of a local marketing agreement since April 21, 2003.
      In connection with the acquisition, the Company recorded $7.1 million of goodwill, all of which is expected to be fully deductible for tax purposes.
      Also in connection with the Company’s acquisition of WSM-FM and WWTN-FM serving the Nashville, Tennessee market, the Company also entered into a Joint Services Agreement (“JSA”) related to a third radio station, WSM-AM. Under the terms of the agreement, the Company will provide sales and marketing services to the station for a period of five years and will retain all of the revenues of the station. In return, the licensee of the station received $2.5 million at the commencement date of the agreement and will receive a monthly fee equal to a percentage of the net revenues realized less certain selling costs incurred by the Company. The Company calculated the fair value of the JSA using a discounted cash flows approach and determined that the $2.5 million of consideration paid was an accurate measure of fair value. The value of the JSA will be amortized over the five-year life of the agreement. As of December 31, 2005 and 2004, $1.3 million and $1.7 million, respectively, has been classified as current and non current assets related to the JSA.

Huntsville, Alabama
      On July 22, 2003, we completed the stock acquisition of Athens Broadcasting Company, Inc., which owned and operated WZYP-FM, WUSX-FM, WVNN-AM and WUMP-AM serving the Huntsville, Alabama market (Arbitron market rank #118). In connection with the acquisition the Company issued to the former owners 1,215,760 shares of Class A Common Stock. In addition to the station assets and FCC broadcast licenses, we received approximately $2.5 million in working capital as part of the transaction. This four-station cluster had been operated by the Company under the terms of a local marketing agreement since April 1, 2003.
      In connection with the acquisition, the Company recorded $6.8 million of goodwill, which is not expected to be deductible for tax purposes.

Kansas City, MO
      On December 18, 2003, we completed the asset acquisition of KCHZ-FM and KMJK-FM, serving Kansas City, Missouri (Arbitron market rank #29), from Syncom Radio Corporation and Allur-Kansas City, Inc. In connection with the acquisition the Company paid approximately $5.0 million in cash, 483,671 shares of Class A Common Stock and delivered a $10.0 million promissory note. The promissory note was subsequently repaid in cash in August 2004.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The unaudited consolidated condensed pro forma results of operations data for the years ended December 31, 2005 and 2004, reflect adjustments as if all acquisitions and dispositions completed during 2004 and 2005 had occurred on January 1, 2004, follow (dollars in thousands, except per share data):

	December 31,	December 31,
	2005	2004

	(Unaudited)	(Unaudited)
Net revenues	$327,756	$324,608
Operating income (loss)	$(203,650)	$78,956
Net income (loss)	$(213,533)	$30,957

Basic income (loss) per common share	$(3.19)	$0.45
Diluted income (loss) per common share	$(3.19)	$0.43
      As of December 31, 2005, 2004 and 2003, the Company operated 2, 12 and 4 stations under LMAs, respectively. The statements of operations for the years ended December 31, 2005, 2004 and 2003 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or December 31.

3.	Restructuring Charges (Credits)
      During June 2000 the Company implemented two separate Board-approved restructuring programs. During the second quarter of 2000, the Company recorded a $9.3 million charge to operating expenses related to the restructuring costs.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2002, the Company successfully negotiated and executed sublease agreements for a majority of the vacated corporate office space in Milwaukee, Wisconsin and Chicago, Illinois. During the year ended December 31, 2005, 2004 and 2003, the Company reversed $0.2 million, $0.1 million and $0.3 million, respectively, of the remaining liability related to lease obligations. The amount reversed in each period represents the Company’s estimate of the reduction of the remaining lease obligations as a result of offsetting contractual sublease income. The reversal of liability related to the subleases has been presented in the Consolidated Statements of Operations as a component of restructuring charges (credits), consistent with the presentation of the original restructuring charge.
      The following table presents the restructuring liability at December 31, 2005, 2004, 2003 and 2002 and the related activity applied to the balances for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

		Liability	Liability		Liability	Liability
	December 31,	Utilized in	Reversed in	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2002	2003	2003	2003	2004	2004	2004

Lease termination costs — office relocation	$764	$(167)	$(276)	$321	$(189)	$(73)	$59
Accrued internet contractual obligations	228	—	—	228	(45)	—	183
Internet lease termination costs	244	(31)	(58)	155	(73)	(35)	47

Restructuring liability totals	$1,236	$(198)	$(334)	$704	$(307)	$(108)	$289

		Liability	Liability
	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2004	2005	2005	2005

Lease termination costs — office relocation	$59	(42)	(17)	$—
Accrued internet contractual obligations	183	—	(183)	—
Internet lease termination costs	47	(32)	(15)	—

Restructuring liability totals	$289	(74)	(215)	$—

      Outstanding restructuring liability amounts at December 31, 2004 and 2003 have been presented as a component of current liabilities in the accompanying balance sheets.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment
      Property and equipment consists of the following as of December 31, 2005 and 2004 (dollars in thousands):

	Estimated
	Useful Life	2005	2004

Land		$10,530	$10,667
Broadcasting and other equipment	3 to 7 years	132,114	120,839
Furniture and fixtures	5 years	12,138	11,427
Leasehold improvements	5 years	8,667	8,494
Buildings	20 years	27,483	25,706
Construction in progress		1,836	2,330

		192,768	179,463
Less accumulated depreciation		(105,180)	(86,257)

		$87,588	$93,206

5.	Goodwill and Other Intangible Assets
      The following tables summarize the December 31, 2005 and 2004 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the years ended December 31, 2005, 2004 and 2003, and the estimated amortization expense for the 5 succeeding fiscal years (dollars in thousands):

	As of December 31,

	2005	2004

Amortized Intangible Assets: Non-Compete Agreements Gross Carrying Value	$3,100	$3,850
Accumulated Amortization	(2,787)	(2,869)

Net Value	313	981
Unamortized Intangible Assets:
Licenses for Digital Broadcasting Technology	1,200	1,200
FCC Broadcast Licenses	1,039,827	1,130,555

	1,041,027	1,131,755
Aggregate Amortization Expense for Non-Compete Agreements:
Year ended December 31, 2003	$933
Year ended December 31, 2004	$841
Year ended December 31, 2005	$669
Estimated Amortization Expense:
For the year ending December 31, 2006	$290
For the year ending December 31, 2007	$10
For the year ending December 31, 2008	$10
For the year ending December 31, 2009	$3
For the year ending December 31, 2010	$—

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 follow (dollars in thousands):

Goodwill

Balance as of December 31, 2003	$245,508

Acquisitions	30,552
Dispositions	—

Balance as of December 31, 2004	$276,060

Acquisitions	11,294
Dispositions	(1,426)
Impairment charge	(100,411)

Balance as of December 31, 2005	$185,517

Licenses for Digital Broadcasting Technology
      On December 21, 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation (“iBiquity”) for $1.2 million in cash. These licenses permit the Company to convert to and utilize iBiquity’s HD Radiotm technology, which will allow the Company to broadcast in a digital format on 240 of its stations.
      Under the agreement with iBiquity, the Company is obligated to convert the 240 stations to HD Radiotm technology over a seven-year period. Each station conversion will require an investment in certain capital equipment necessary to broadcast the technology. During the year ended December 31, 2005, the Company converted ten stations to the HD Radiotm technology.

Purchase of Station License
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

Broadcast Licenses
      SFAS No. 142 requires the Company to test FCC broadcast licenses for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of each year. Accordingly, the Company determines the appropriate reporting unit and then compares the carrying amount of each reporting unit’s broadcast licenses with its fair value. Consistent with prior years, for 2005 the Company determined the reporting unit as a radio market.
      The fair value of broadcast licenses was determined primarily by using a discounted cash flows approach. The fair values derived include assumptions that contain a variety of variables. These variables are based on available industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for the Company’s stations in each market, overall discount rates based on the Company’s weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
values of broadcast licenses are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated value.
      For the year ended December 31, 2005, the Company determined that the carrying value of broadcast licenses in certain of its reporting units exceeded their fair value. Accordingly, the Company recorded an impairment charge of $162.4 million, as reflected in the Consolidated Statements of Operations, to reduce the carrying value of broadcast licenses.
      Several factors and variables contributed to the decrease in the fair value of certain of our broadcast licenses, including a reduction in management’s projected future cash flows and long-term revenue growth rates utilized in our discounted cash flows approach and overall compression in acquisition multiples associated with comparable broadcast license sales in the industry.
      For the year ended December 31, 2004 and 2003, the Company determined that the fair values of each reporting unit’s broadcast licenses exceeded their carrying values and, as a result, no impairment existed.

Goodwill
      SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit with its carrying amount. If the fair value of any reporting unit is less than the carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. Consistent with prior years, for 2005 the Company determined the reporting unit as a radio market.
      The fair value of reporting units was determined primarily by using a discounted cash flows approach. The fair values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for the Company’s stations in each market, overall discount rates based on the Company’s weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of goodwill are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
      For the year ended December 31, 2005, the Company determined that the carrying value of certain reporting units exceeded their fair values. Accordingly the Company recorded an impairment charge of $100.4 million, as reflected in the Consolidated Statements of Operations, to reduce the carrying value of goodwill.
      Several factors and variables contributed to the decrease in the fair value of certain of its reporting units, including a reduction in management’s projected future cash flows and long-term revenue growth rates utilized in its discounted cash flows approach and overall compression in acquisition multiples associated with comparable radio station sales in the industry.
      For the years ended December 31, 2004 and 2003, the Company determined that the fair value of each reporting unit exceeded their carrying values and, as a result, no impairment existed.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consist of the following as of December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Accounts payable	$1,932	$2,108
Accrued compensation	1,821	1,937
Accrued commissions	2,575	2,994
Accrued taxes	9,156	1,097
Barter payable	1,499	1,784
Accrued professional fees	1,409	1,120
Due to seller of acquired companies	1,346	534
Accrued restructuring costs	—	289
Accrued interest	1,372	857
Accrued employee benefits	4,106	2,808
Accrued acquisition liabilities	—	140
Non-cash contract termination liability	1,404	—
Other	2,941	3,410

Total accounts payable and accrued expenses	$29,561	$19,078

7.	Derivative Instruments
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
      The fair value of the May 2005 Swap is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the May 2005 Swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
equity. The balance sheet as of December 31, 2005 reflects other long-term assets of $9.2 million to reflect the fair value of the May 2005 Swap.
      In May 2005, Cumulus also entered into an interest rate option agreement (the “May 2005 Option”), which provides for the counterparty to the May 2005 Swap, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2009 through March of 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results. Interest expense for the year ended December 31, 2005 includes $0.9 million of net gains and the balance sheet as of December 31, 2005 reflects other long-term liabilities of $2.3 million to reflect the fair value of the May 2005 Option.

Pre-Existing Derivative Instruments
      Cumulus previously entered into a LIBOR-based interest rate swap arrangement in March 2003 (the “March 2003 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The March 2003 Swap changed the variable-rate cash flow exposure on $300.0 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus receives LIBOR based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The March 2003 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.
      The fair value of the March 2003 Swap has been determined periodically by obtaining quotations from the financial institution that is the counterparty to the March 2003 Swap. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the March 2003 Swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. During the years ended December 31, 2005, 2004 and 2003, $3.9 million, $1.8 million and $2.0 million of income, respectively, related to the March 2003 Swap was reported as a reduction of interest expense and represents a yield adjustment of the hedged debt obligation. The balance sheet as of December 31, 2005 reflects other long-term assets of $1.5 million to reflect the fair value of the March 2003 Swap.
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
      In May 2005 and in connection with the execution of the May 2005 Option, the Company terminated the March 2003 Option. As of the termination date, the balance sheet reflected a long-term liability of less than $0.1 million, which the Company eliminated and recorded as a component of interest expense as a net gain. For the years ended December 31, 2005, 2004 and 2003 interest expense includes net gains of $0.1 million, $0.1 million and $0.5 million, respectively, to record the changes in the value of the March 2003 Option.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt
      The Company’s long-term debt consists of the following at December 31, 2005 and 2004 (dollars in thousands):

	2005	2004

Term loan and revolving credit facilities at 5.63% and 4.15%, respectively	$569,000	$482,102
Other	—	—

	569,000	482,102
Less: Current portion of long-term debt	—	(40,957)

	$569,000	$441,145

      A summary of the future maturities of long-term debt follows (dollars in thousands):

2006	$—
2007	20,000
2008	20,000
2009	60,000
2010	60,000
Thereafter	409,000

$569,000

      On July 14, 2005, the Company secured a new $800 million credit facility, which provides for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. The proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, were used by the Company primarily to repay all amounts owed under its prior credit facility.
      In connection with the retirement of the Company’s pre-existing credit facilities, the Company recorded a loss on early extinguishment of debt of $1.2 million, which was comprised entirely of previously capitalized debt issuance costs. In connection with the new credit facility, the Company capitalized approximately $4.3 million of debt issuance costs which will be amortized to interest expense over the life of the debt.
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
      Both the revolving credit facility and the term loan facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of the credit agreement governing our

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
credit facility, 7.25% as of December 31, 2005) plus a margin ranging between 0.0% to 0.25%, or the Adjusted LIBO Rate (as defined under the terms of the credit agreement, 4.38% as of December 31, 2005) plus a margin ranging between 0.675% to 1.25% (in each case dependent upon our leverage ratio). At December 31, 2005 our effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under the credit facility was 5.63%.
      In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at December 31, 2005, the Company’s effective interest rate on loan amounts outstanding under the credit agreement was 4.34%.
      In May 2005, we entered into a forward-starting interest rate swap agreement that will become effective in March 2006, following the termination of the Company’s current swap agreement. When effective, this swap agreement will effectively fix the interest rate, based on LIBOR, on $400.0 million of the Company’s floating rate bank borrowings through March 2009.
      A commitment fee calculated at a rate ranging from 0.25% to 0.375% per year (depending upon our leverage levels) of the average daily amount available under the revolving credit facility is payable quarterly in arrears, and fees in respect of letters of credit issued in accordance with the credit agreement governing our credit facility, equal to the interest rate margin then applicable to Eurodollar Rate loans under the revolving credit facility are payable quarterly in arrears. In addition, a “fronting fee” of 0.25% is payable quarterly to the issuing bank.
      The Company is required to make certain mandatory prepayments of the term loan facility and there will be automatic reductions in the availability of the revolving credit facility under certain circumstances, including the incurrence of certain indebtedness and upon consummation of certain asset sales. In these instances, the Company is required to apply 100% of the net proceeds to the outstanding balance on the credit facility. The Company does not expect to make any mandatory prepayments in 2006.
      Under the terms of the credit agreement, the Company is subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit agreement. At December 31, 2005, the Company was in compliance with these financial and operating covenants.
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

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      During 2002 and the first quarter of 2003, we negotiated and completed the repurchase of 125,221 shares of our Series A Preferred Stock for $140.8 million in cash. A redemption premium of $0.6 million associated with the repurchases of 4,900 shares during the three months ended March 31, 2003 has been included as a component of preferred stock dividends and redemption premiums in the accompanying Consolidated Statements of Operations. On July 7, 2003 we completed the redemption of all outstanding shares of our Series A Preferred Stock. The 9,268 shares outstanding were redeemed at a redemption price of 106.875% ($0.6 million in redemption premiums) plus accrued dividends through July 6, 2003, all in accordance with the terms and conditions of the stock designations governing the Series A Preferred Stock.

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
(b)     Share Repurchases
      On September 28, 2004, the Board of Directors of the Company authorized the purchase, from time to time, of up to $100.0 million of its Class A Common Stock, subject to the terms of the credit agreement. Subsequently, on December 7, 2005, the Board of Directors authorized the purchase of up to an additional $100.0 million of the Company’s Class A Common Stock.
      During the years ended December 31, 2005 and 2004 and under the share repurchase plans described above, the Company repurchased 7,766,223 and 1,004,429 shares of its Class A Common Stock in the open market at an average price of $12.31 and $14.56 per share, respectively.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, the Company had authority to repurchase an additional $89.6 million of the Company’s Class A Common Stock, subject to the terms of the credit agreement.
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
      The following table summarizes the number of shares of Class A Common stock issued as a result of employee participation in the Employee Stock Purchase Plan since its inception in 1999 (in thousands, except per share amounts):

		Class A
	Issue	Common Shares
Issue Date	Price	Issued

January 10, 2000	$14.18	17,674
January 17, 2001	$3.08	50,194
January 8-23, 2002	$3.19	558,161
January 2-24, 2003	$12.61	124,876
January 26-30, 2004	$13.05	130,194
January 2-28, 2005	$12.82	136,110
January 2-31, 2006	$10.55	124,598
      Following the issuance of shares in January 2006, related to the 2005 plan year, there remain 858,193 shares of Class A Common Stock authorized and available under the Employee Stock Purchase Plan.

11.	Stock Options and Restricted Stock

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

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2005, there are outstanding options to purchase a total of 1,514,997 shares of Class A Common Stock at exercise prices ranging from $14.04 to $19.38 per share under the 2004 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2004 Equity Incentive Plan.
      On April 25, 2005, the Compensation Committee of the Board of Directors granted 145,000 restricted shares of its Class A Common Stock to certain officers, pursuant to the 2004 Equity Incentive Plan. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.9 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the year ended December 31, 2005, the Company recognized $0.3 million of non-cash stock compensation expense related to these restricted shares.
      On October 14, 2004, the Company entered into an amended and restated employment agreement with its Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. This agreement provided

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that Mr. Dickey would be granted 250,000 restricted shares of Class A Common Stock in each of 2005, 2006 and 2007.
      In accordance with his agreement, on April 25, 2005, the Compensation Committee of the Board of Directors granted 250,000 restricted shares to Mr. Dickey. Following the award, management concluded that, in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement (October 14, 2004), for both the restricted shares issued in April 2005 and the restricted shares the Company is obligated to issue in 2006 and 2007. As a result, management believes the Company should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. Dickey’s employment agreement beginning in the fourth quarter of 2004. Management assessed the materiality of the related non-cash stock compensation expense attributable to 2004 and concluded that due to the immateriality of the charges and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary. As a result, management recorded the expense attributable to 2004 during the year ended December 31, 2005. Non-cash stock compensation attributable to 2004, recorded in 2005, totaled $0.5 million. Non-cash stock compensation expense attributable to Mr. Dickey’s shares for the year ended December 31, 2005 totaled $2.4 million.
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
      Subsequent to December 31, 2005, the Compensation Committee of the Board of Directors determined that the approved financial target for the first fiscal year following the date of grant and associated with one-half of the performance restricted shares granted in April 2005 was not achieved. As a result, these shares converted to time-vested shares and will vest on the eighth anniversary of the grant date.
      As of December 31, 2005, management believes it is probable that the remaining performance targets associated with Mr. Dickey’s performance restricted shares will be met.

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

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2005, there were outstanding options to purchase a total of 1,722,691 shares of Class A Common Stock at exercise prices ranging from $14.03 to $19.38 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

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
      Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2005, there are outstanding options to purchase a total of 2,132,815 shares of Class A Common Stock at exercise prices ranging from $3.75 to $14.62 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      As of December 31, 2005, there are outstanding options to purchase a total of 819,254 shares of Class A Common Stock exercisable at prices ranging from $6.4375 to $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Stock Incentive Plan.

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

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of December 31, 2005, there are outstanding options to purchase a total of 1,069,821 shares of Class A Common Stock exercisable at prices ranging from $5.92 to $15.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

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
      The 1999 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2005, there are outstanding options to purchase a total of 500,000 shares of Class C Common Stock and 406,250 shares of Class A Common Stock under the 1999 Executive Plan.

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

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The 1998 Executive Plan is administered by the Compensation Committee of the Board, which will have exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in the capital structure of the Company, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2005, there are outstanding options to purchase a total of 1,000,690 shares of Class C Common Stock and 906,702 shares of Class A Common Stock under the 1998 Executive Plan.
      The following tables represent a summary of options outstanding and exercisable at and activity during the years ended December 31, 2005, 2004 and 2003:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2002	8,009,955	$13.24

Granted	1,407,200	15.35
Exercised	(233,267)	7.52
Canceled	(145,953)	13.73

Outstanding at December 31, 2003	9,037,935	$13.71

Granted	1,085,000	19.38
Exercised	(162,165)	7.19
Canceled	(113,590)	17.51

Outstanding at December 31, 2004	9,847,180	$14.40

Granted	514,750	14.13
Exercised	(98,142)	7.58
Canceled	(190,568)	17.37

Outstanding at December 31, 2005	10,073,220	$14.40

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

		Weighted Average	Weighted		Weighted
Range of	Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price

$ 2.79-$ 5.58	73,377	4.9 years	$3.94	73,377	$3.94
$ 5.58-$ 8.36	2,506,751	5.0 years	$6.19	2,506,751	$6.19
$ 8.36-$11.15	30,000	5.3 years	$9.14	30,000	$9.14
$11.15-$13.94	184,000	5.7 years	$12.80	184,000	$12.80
$13.94-$16.73	4,462,020	5.6 years	$14.35	3,752,252	$14.38
$16.73-$19.51	1,625,759	7.3 years	$19.02	895,770	$18.74
$19.51-$22.30	171,994	2.5 years	$20.67	171,994	$20.67
$22.30-$25.09	93,815	2.5 years	$24.19	93,815	$24.19
$25.09-$27.88	925,504	3.7 years	$27.88	925,504	$27.88

	10,073,220	5.5 years	$14.40	8,633,463	$13.99

12.	Income Taxes
      Income tax expense (benefit) for the years ended December 31, 2005, 2004, and 2003 consisted of the following (dollars in thousands):

	2005	2004	2003

Current tax expense:
Federal	$—	$—	$—
State and local	5,911	—	1,546

Total current expense	$5,911	$—	$1,546

Deferred tax expense (benefit):
Federal	(19,946)	25,547	23,132
State and local	—	—	—

Total deferred expense (benefit)	(19,946)	25,547	23,132

Total income tax expense (benefit)	$(14,035)	$25,547	$24,678

      Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 35% for the years ended December 31, 2005, 2004 and 2003 due to the following (dollars in thousands):

	2005	2004	2003

Pretax income (loss) at federal statutory rate	$(79,591)	$19,571	$10,402
State income tax expense (benefit), net of federal benefit	(8,530)	2,729	2,996
Impairment charge	32,305	—	—
Reserve for contingencies	5,911	—	—
Other	(29)	71	106
Increase in valuation allowance	35,899	3,176	11,174

Net income tax expense (benefit)	$(14,035)	$25,547	$24,678

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004

Current deferred tax assets:
Accounts receivable	$944	$1,051
Accrued expenses and other	2,590	2,606

Current deferred tax assets	3,534	3,657
Less: valuation allowance	(3,380)	(3,241)

Net current deferred tax assets	154	416

Noncurrent deferred tax assets:
Intangible and other assets	39,946	4,129
Other liabilities	7,336	1,729
Net operating loss	75,492	85,846

Noncurrent deferred tax assets	122,774	91,704
Less: valuation allowance	(117,090)	(81,330)

Net noncurrent deferred tax assets	5,684	10,374

Noncurrent deferred tax liabilities:
Intangible assets	203,706	223,653
Property and equipment	5,794	10,722
Other	54	1,610

Noncurrent deferred tax liabilities	209,565	235,985

Net noncurrent deferred tax liabilities	203,870	225,611

Net deferred tax liabilities	$203,716	$225,195

      Deferred tax assets and liabilities are computed by applying the Federal income tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible.
      In connection with a review of the Company’s deferred tax accounts, an adjustment for $8.6 million was made in 2005 to correct the January 1, 2003 stockholders’ equity balance and reduce deferred tax liabilities. This correction was not material to stockholder’s equity, deferred tax liabilities or the Consolidated Balance Sheets.
      During the year ended December 31, 2005, the Company recorded deferred tax expense of $27.4 million to establish valuation allowances against net operating loss carry-forwards generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $47.4 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill. Also during the year ended December 31, 2005, the Company revised its estimate for potential tax exposure at the state and local level and, accordingly, recorded $5.9 million to reserve for these contingencies.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended December 31, 2004, the Company recorded deferred tax expense of $25.7 million to establish valuation allowances against net operating loss carry-forwards generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was partially offset by a $0.1 million tax benefit and reduction in valuation allowance resulting from certain adjustments made to net operating loss carry-forwards in the Company’s 2003 tax return. In addition, the Company recorded a $22.4 million reduction in the valuation allowance resulting from the utilization of loss carry-forwards against current year taxable income, and a $2.5 million reduction in the valuation allowance resulting from the acquisition of deferred tax liabilities in purchase accounting that are scheduled to reverse within the Company’s net operating loss carry-forward period.
      During the year ended December 31, 2003, the Company recorded deferred tax expense of $23.3 million to establish valuation allowances against net operating loss carry-forwards generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was partially offset by a $0.3 million tax benefit and reduction in valuation allowance resulting from certain adjustments made to net operating loss carry-forwards in the Company’s 2002 tax return. In addition, the Company recorded an $11.8 million reduction in the valuation allowance resulting from the utilization of loss carry-forwards against current year taxable income, and a $0.9 million reduction in the valuation allowance resulting from the acquisition of deferred tax liabilities in purchase accounting that are scheduled to reverse within the Company’s net operating loss carry-forward period.
      Management has determined that it is more likely than not that the Company will realize the benefit of its deferred tax assets, net of the existing valuation allowances, at December 31, 2005.
      At December 31, 2005, the Company has federal net operating loss carry forwards available to offset future income of approximately $189.3 million, of which $3.3 million will expire in 2012 and the remaining $186.0 will expire in the years 2018 through 2025.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings Per Share
      The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands, except per share amounts).

	2005	2004	2003

Numerator:
Net income (loss)	$(213,367)	$30,369	$5,041
Preferred stock dividends and redemption premiums	—	—	(1,908)

Numerator for basic and diluted income (loss) per common share	$(213,367)	$30,369	$3,133

Denominator:
Denominator for basic income (loss) per common share —
Weighted average common shares outstanding	66,911	68,789	64,306
Effect of dilutive securities:
Options	—	2,519	2,628
Restricted shares	—	—	—
Note payable	—	—	16

Denominator for diluted income (loss) per common share	66,911	71,308	66,950

Basic income (loss) per common share	$(3.19)	$0.44	$0.05
Diluted income (loss) per common share	$(3.19)	$0.43	$0.05

      The following potentially dilutive shares were not included in the computation of diluted income (loss) for the year ended December 31, 2005 as their effect would be antidilutive:

2005

Restricted shares of Class A Common Stock	395,000
Options to purchase class A common stock	8,572,530
Options to purchase class C common stock	1,500,690
      Stock options to purchase 2,696,754 and 1,674,914 shares of common stock were outstanding during the years ended December 31, 2004 and 2003, respectively, but not included in the computation of diluted income (loss) per common share because the option exercise price was greater than the average market price of the common shares for the period and their effect would be antidilutive.
14.     Leases
      The Company has non-cancelable operating leases, primarily for land, tower space, office space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $8.6 million, $7.8 million and $6.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are as follows:

Year Ending December 31:

2006	$8,178
2007	7,713
2008	6,337
2009	4,918
2010	3,943
Thereafter	22,035

$53,124

15.	Commitments and Contingencies
      As of December 31, 2005 the Company has entered into various agreements to acquire three stations across two markets for an aggregate purchase price of approximately $5.6 million in cash. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to borrow under the terms of its credit facility or to obtain additional equity and/or debt financing. We intend to finance our pending acquisitions with cash on hand, cash flow from operations, the proceeds of borrowings under our credit facility or future credit facilities, and other to be identified sources. There can be no assurance the Company will be able to obtain such financing beyond cash reserves. As of December 31, 2005, $2.6 million of escrow deposits were outstanding related to the pending transactions. In the event that the Company cannot consummate these acquisitions because of breach of contract, the Company may be liable for approximately $2.6 million in purchase price.
      On October 31, 2005 the Company announced that, together with three private equity firms, it formed Cumulus Media Partners, LLC (“CMP”), which has entered into agreements to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. The acquisition is expected to close in the first half of 2006 and is subject to regulatory approvals, as well as other closing conditions. Pursuant to a capital contribution agreement, the Company will contribute its Kansas City, Missouri and Houston, Texas radio operations and assets to CMP, in exchange for an equity stake initially valued at approximately 25% of the equity of CMP.
      The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $26.4 million as of December 31, 2005 and will be paid in accordance with the agreement through March 2009.
      The new contract with Katz contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
      In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable the Company to convert to and utilize digital broadcasting technology on 240 of the Company’s stations. Under the terms of the agreement, the Company has committed to convert the 240 stations over a seven year period. The conversion of stations to the digital technology will require an investment in certain capital equipment over the next 4-5 years. Management estimates its investment will be approximately $0.1 million per station converted.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has been subpoenaed by the Office of the Attorney General of the State of New York, as were other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation.
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
      On February 2, 2000 the Company loaned each of Mr. Weening and Mr. L. Dickey $5.0 million, respectively for the purpose of enabling Mr. Weening and Mr. Dickey to purchase 128,000 shares of newly issued shares of Class C Common Stock from the Company. The price of the shares was $39.00 each, which was the approximate market price for the Company’s Class A Common Stock on that date. The loans are represented by recourse promissory notes executed by each of Mr. Weening and Mr. L. Dickey, which provide for the payment of interest at 9.0% per annum or the peak rate paid by the Company under its Credit Facility and a note maturity date of December 31, 2003. Pursuant to Mr. L. Dickey’s Amended and Restated Employment Agreement dated July 1, 2001, the Company reduced the per annum interest rate on his note to 7% and extended the maturity date of his note to December 31, 2006. In addition, the Amended and Restated Employment Agreement provides for forgiveness of Mr. L. Dickey’s note, either in part or in whole, upon the attainment of certain performance targets that include both annual financial targets and stock-price targets. In order for any forgiveness to occur, the Company’s closing stock price must be at least $19.275 on any trading day in 2006. Additionally, the note and accrued interest thereon will be forgiven in its entirety, regardless of the attainment of the annual financial targets or the 2006 stock price targets, upon a change in control of the Company, provided that Mr. L. Dickey is employed by the Company upon such change in control or that his employment was terminated within the six-month period immediately preceding a change in control. In accordance with the agreement, the Compensation Committee of the Board of Directors conducted annual reviews of Mr. L. Dickey’s performance for each of fiscal years 2001 through 2005, and determined that the requirements of the first trigger for those years had been satisfied. Only in the event of the satisfaction of the 2006 stock-price consideration, Mr. L. Dickey would be entitled to 100% forgiveness of the loan principal and related interest as of December 31, 2005. In the event of any forgiveness of the loan, under the terms of the agreement, the Company is also obligated to pay Mr. L. Dickey an additional cash payment to cover any taxes due as a result of the loan forgiveness. On October 14, 2004, the Company entered into a Second Amended and Restated Employment Agreement with Mr. Dickey. This agreement, which provided for changes in Mr. Dickey’s compensation, did not amend the provisions with respect to the reduction of Mr. Dickey’s February 2000 loan. Those provisions remain in effect according to their original terms and conditions with no changes, consistent with the prior employment agreement entered into in July 2001. Interest accrues on both notes from February 2, 2000 through the respective note maturity dates, and all accrued interest and principal is payable on that date. As of December 31, 2005, the original principal of $5.0 million plus accrued interest remains outstanding from Mr. L. Dickey. On December 31, 2003, Mr. Weening repaid the original principal of $5.0 million plus $0.8 million in accrued interest.

17.	Defined Contribution Plan
      Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant’s contribution. Matching contributions are to be remitted to the plan by the Company monthly. During 2005 and 2004, the Company contributed approximately $0.7 million and $0.6 million to the plan, respectively.

18.	Quarterly Results (Unaudited)
      The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2005 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2005
Net revenue	$72,124	$87,440	$85,326	$82,866
Operating income (loss)	12,184	8,169	22,408	(246,246)
Net income (loss)(1)	823	(4,974)	9,132	(218,348)
Basic income (loss) per common share	$0.01	$(0.07)	$0.14	$(3.45)
Diluted income (loss) per common share	$0.01	$(0.07)	$0.13	$(3.45)
FOR THE YEAR ENDED DECEMBER 31, 2004
Net revenue	$65,450	$86,314	$83,976	$84,391
Operating income	10,110	24,195	22,715	21,349
Net income (loss)(2)	(1,984)	13,219	9,282	9,851
Basic income (loss) per common share	$(0.03)	$0.19	$0.13	$0.14
Diluted income (loss) per common share	$(0.03)	$0.18	$0.13	$0.14

(1)	The quarter ended September 30, 2005 includes a loss on the early extinguishment of debt of $1.2 million, which was recorded in connection with the completion of a new $800 million credit agreement in July 2005 and the related retirement of the term and revolving loans under its pre-existing credit agreement. The quarter ended December 31, 2005 includes an impairment charge of $264.1 million, which was recorded in connection with the Company’s annual impairment evaluation of intangible assets.

(2)	The quarter ended March 31, 2004 includes a loss on the early extinguishment of debt of $0.5 million, which was recorded in connection with the completion of an amendment and restatement of the Company’s credit agreement and the related retirement and replacement of its existing eight year term loan facility. The quarter ended September 30, 2004 includes a loss on the early extinguishment of debt of $2.1 million, which was recorded in connection with the completion of an amendment and restatement of the Company’s credit agreement and the related retirement and replacement of its then existing term loans.

19.	Subsequent Events
      Subsequent to December 31, 2005, the Company repurchased 2,011,500 shares of its Class A Common Stock for $25.7 million and at an average repurchase price per share of $12.77.

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Provision for			Balance
	Beginning	Doubtful	Acquired		at End
Fiscal Year	of Year	Accounts	Stations(1)	Write-offs	of Year

2005
Allowance for doubtful accounts	$2,650	3,753	—	(3,999)	$2,404
2004
Allowance for doubtful accounts	$2,488	3,694	—	(3,532)	$2,650
2003
Allowance for doubtful accounts	$2,337	3,441	25	(3,315)	$2,488

(1)	Allowance for doubtful accounts receivable acquired in acquisitions.

S-1

EXHIBIT INDEX

23.1	Consent of KPMG LLP.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S-2