Form 10-Q
period 2006-03-31
CUMULUS MEDIA INC
filed 2006-05-10
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 1O-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from           to
Commission file number 000-24525

CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4159663
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

14 Piedmont Center Suite 1400, Atlanta, GA	30305
(Address of Principal Executive Offices)	(ZIP Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 30, 2006, the registrant had outstanding 59,578,138 shares of common stock consisting of (i) 47,302,508 shares of Class A Common Stock; (ii) 11,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,085	$5,121
Accounts receivable, less allowance for doubtful accounts of $2,493 and $2,404, respectively	49,963	54,258
Prepaid expenses and other current assets	12,672	11,705
Deferred tax assets	154	154

Total current assets	64,874	71,238
Property and equipment, net	86,604	87,588
Intangible assets, net	1,041,491	1,041,340
Goodwill	185,517	185,517
Other assets	21,594	20,683

Total assets	$1,400,080	$1,406,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,788	$29,561
Current portion of long-term debt	5,000	—

Total current liabilities	37,788	29,561
Long-term debt	571,000	569,000
Other liabilities	16,975	17,925
Deferred income taxes	205,121	203,870

Total liabilities	830,884	820,356

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 58,477,660 and 58,307,248 shares issued; 47,695,508 and 49,536,596 shares outstanding respectively	585	583
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and outstanding	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury stock, at cost, 10,782,152 and 8,770,652 shares, respectively	(136,093)	(110,379)
Accumulated other comprehensive income	10,339	7,401
Additional paid-in-capital	1,021,790	1,016,687
Accumulated deficit	(322,555)	(323,412)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	569,196	586,010

Total liabilities and stockholders’ equity	$1,400,080	$1,406,366

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Net revenues	$75,269	$72,124
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees	53,567	50,519
Depreciation and amortization	4,813	5,357
LMA fees	205	348
Corporate general and administrative (including non-cash stock compensation of $3,503 and ($29)), respectively)	7,689	3,716

Total operating expenses	66,274	59,940

Operating income	8,995	12,184

Nonoperating income (expense):
Interest expense	(6,670)	(5,221)
Interest income	144	334
Other expense, net	(362)	(2)

Total nonoperating expenses, net	(6,888)	(4,889)

Income before income taxes	2,107	7,295
Income tax expense	(1,250)	(6,472)

Net income	$857	$823

Basic and diluted income per common share:
Basic income per common share	$0.01	$0.01

Diluted income per common share	$0.01	$0.01

Weighted average common shares outstanding	60,074,811	69,087,085

Weighted average diluted common shares outstanding	61,531,604	70,648,877

See accompanying notes to consolidated financial statements

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$857	$823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,658	5,158
Amortization of intangible assets	155	199
Amortization of debt issuance costs	223	63
Provision for doubtful accounts	909	643
Change in the fair value of derivative instruments	(850)	(106)
Deferred income taxes	1,250	6,472
Non-cash stock compensation	3,503	(29)
Net gain on disposition of fixed assets	16	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,387	3,106
Prepaid expenses and other current assets	(790)	(397)
Accounts payable and accrued expenses	4,541	1,402
Other assets	1,355	13
Other liabilities	(98)	(498)

Net cash provided by operating activities	19,116	16,849

Cash flows from investing activities:
Acquisitions	—	(47,389)
Dispositions	33	—
Purchase of intangible assets	(306)	(34,787)
Escrow deposits on pending acquisitions	306	—
Capital expenditures	(3,722)	(1,815)
Other	(36)	(71)

Net cash used in investing activities	(3,725)	(84,062)

Cash flows from financing activities:
Proceeds from bank credit facility	21,000	49,000
Repayments of borrowings from bank credit facility	(14,000)	(8,339)
Payments for debt issuance costs	—	(42)
Proceeds from issuance of common stock	287	344
Payments for repurchases of common stock	(25,714)	—

Net cash provided by (used in) financing activities	(18,427)	40,963

Decrease in cash and cash equivalents	(3,036)	(26,250)
Cash and cash equivalents at beginning of period	5,121	31,960

Cash and cash equivalents at end of period	$2,085	$5,710

Non-cash operating, investing and financing activities:
Trade revenue	$3,717	$3,744
Trade expense	3,719	3,436
See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus”, “We” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.
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
Recent Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004) — Share-Based Payment. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123R using the modified prospective method, effective January 1, 2006.
     On March 30, 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, that clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, was effective for the three months ended March 31, 2006. The adoption by the Company of FIN 47 did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

Accounting for National Advertising Agency Contract
     During the three months ended June 30, 2005, the Company was released from its pre-existing national advertising sales agency contract with Interep National Radio, Inc and engaged Katz Media Group, Inc (“Katz”) as its new national advertising sales agent. The contract has several economic elements which principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.
     The following are the principal economic elements of the contract that can affect the base commission rate:
•	A $13.6 million non-cash charge related to the termination of our contract with our former national advertising agent.

•	Potential commission rebates from Katz should national revenue not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The amounts currently deemed probable of settlement relate to year one.

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue targets. No additional commission payments have been assumed.
     The potential commission adjustments are estimated and combined in the balance sheet with the contractual termination liability. That liability is adjusted to commission expense to effectuate the stable commission rate over the course of the Katz contract.
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
2. Stock Based Compensation
     Effective January 1 2006, the Company adopted SFAS No. 123R. See Note 1 for a description of our adoption of SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include its expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.
     The Company estimates the expected term of options granted by first segregating the awards into two categories, those granted to (1) executives and (2) non-executive employees. No stock options were awarded in first quarter 2006. In February 2005, the Company awarded 367,000 options. Stock options vest over four years and have a maximum contractual term of ten years. Under no circumstances does the Company assume an expected term less than the vesting period. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility. Due to the long life of expected options, management believes historical volatility is a better measure than implied volatility. The Company bases the risk-free interest rate that it uses in its option pricing model on U.S. Treasury constant maturity issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Similar to the expected term assumption used in the valuation of awards, the Company splits its population into two categories, (1) executives and (2) non-executive employees. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The assumptions used for valuation of the 2005 option awards were an expected term of 7.5 years; volatility, 81%; risk-free rate, 4.2%; expected dividend rate, 0%. As there have been no awards in 2006, assumptions are not available.
     For the three months ended March 31, 2006, the Company recognized approximately $2.8 million in non-cash stock-based compensation expense relating to stock options. There is no tax benefit associated with this expense due to the Company’s net operating loss position. Under the previous acceptable method, there would have been no compensation expense recognized in the three months ended March 31, 2006.
     The Company may also issue restricted stock awards to certain key employees. Generally, the restricted stock vests over a four year period, thus the Company recognizes compensation expense over the four year period equal to the grant date value of the shares awarded to the employee. Should the non-vested stock awards include performance or market conditions, management will examine the appropriate requisite service period to recognize the cost associated with the award on a case by case basis. The Company has several different plans under which stock options have been or may be granted. A complete description of these plans is contained in the 10-K for the year ended December 31, 2005.
     The Company also has an Employee Stock Purchase Plan (ESPP) that allows qualifying employees to purchase shares Class A Common Stock at the end of each calendar year at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. Due to the significant discount offered and the inclusion of a look-back feature, the Company’s current ESPP is considered compensatory upon adoption of SFAS No. 123R. Based on guidance contained in FTB 97-1, the compensation cost calculated for this plan is recognized ratably during the year.
     If factors change and the Company employs different assumptions for estimating stock-based compensation expense in future periods or if it decides to use a different valuation model, the future periods may differ significantly from what it has recorded in the current period and could materially affect its operating income, net income and net income per share.

====================================================================================================================================

     Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The following table illustrates the pro forma effect on net income if the fair value-based method had been applied to all outstanding and unvested awards in the first quarter 2005 (dollars in thousands except for per share data).

Three Months Ended
March 31, 2005
Net income:
Net income, as reported	$823
Add: Stock-based compensation expense included in reported net income (loss)	(29)
Deduct: Total stock based compensation expense determined under fair value based method	(3,232)

Pro forma net income (loss)	$(2,438)

Basic income (loss) per common share:
As reported	$0.01
Pro forma	$(0.04)
Diluted income (loss) per common share:
As reported	$0.01
Pro forma	$(0.04)
     As of March 31, 2006, there was $18.5 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options which will be recognized over 3.25 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
     The following table sets forth the summary of option activity under the Company’s stock option plan for the three months ended March 31, 2006:

		Exercise	Weighted Avg
	Shares	Price per share	Exercise Price
Balance December 31, 2005	10,073,220	$2.79–27.88	$14.40
Granted	—	—	—
Exercised	(45,814)	$5.92–6.44	$6.29
Forfeited	(25,638)	$5.58–19.51	$10.05

Balance March 31, 2006	10,001,768		$14.44

     The following table summarizes information about stock options outstanding at March 31, 2006:

		Weighted Avg	Weighted		Weighted
Range of	Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	March 31, 2006	Contractual Life	Exercise Price	March 31, 2006	Exercise Price
$2.79 - $5.58	73,377	4.7 years	$3.94	73,377	$3.94
$5.58 - $8.36	2,458,467	4.8 years	$6.20	2,458,467	$6.20
$8.36 - $11.15	30,000	5.3 years	$9.14	30,000	$9.14
$11.15 - 13.94	184,000	5.5 years	$12.80	184,000	$12.80
$13.94 - 16.73	4,446,498	5.4 years	$14.35	3,696,185	$14.38
$16.73 - 19.51	1,618,113	7.1 years	$19.02	867,736	$18.74
$19.51 - 22.30	171,994	2.3 years	$20.67	171,994	$20.67
$22.30 - 25.09	93,815	2.3 years	$24.19	93,815	$24.19
$25.09 – 27.88	925,504	3.5 years	$27.88	925,504	$27.88

	10,001,768	5.3 years	$14.44	8,501,078	$14.00

3. Non-Vested (Restricted) Stock Awards
     On April 25, 2005, the Compensation Committee of the Board of Directors granted 145,000 restricted shares of its Class A Common Stock to certain officers. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.9 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the three months ended March 31, 2006, the Company recognized $0.12 million of non-cash stock compensation expense related to these restricted shares. No tax benefit is recognized due to the Company’s net operating loss position.
     On March 3, 2006, the Compensation Committee of the Board of Directors granted 110,000 restricted shares of its Class A Common Stock to certain officers. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.3 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the three months ended March 31, 2006, the Company recognized $0.02 million of non-cash stock compensation expense related to these restricted shares.
     On October 14, 2004, the Company entered into a new employment agreement with its Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. This agreement provided that Mr. Dickey would be granted 250,000 restricted shares of Class A Common Stock in each of 2005, 2006 and 2007.
     In accordance with his agreement, on April 25, 2005, the Compensation Committee of the Board of Directors granted 250,000 restricted shares to Mr. Dickey. Following the award, management concluded that, in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement (October 14, 2004), for the restricted shares issued in April 2005 and the restricted shares the Company subsequently issued on March 3, 2006, as well as the restricted shares the Company is obligated to award Mr. Dickey in 2007. Non-cash stock compensation expense attributable to Mr. Dickey’s shares for the three months ended March 31, 2006 totaled $0.53 million.
     The fair value on the effective grant date (October 14, 2004) of the restricted shares to be issued to Mr. Dickey, pursuant to his employment agreement, was $10.2 million.
     Consistent with terms of the awards and Mr. Dickey’s employment agreement, of the restricted shares issued to Mr. Dickey in April 2005 and March 2006, 125,000 shares from each award were granted as time-vested restricted shares and 125,000 from each award were issued as performance restricted shares. The time-vested restricted shares are subject to the continued employment of Mr. Dickey. One-half of the time-vested shares will vest after two years of continuous employment from the date of grant. An additional one-eighth of the remaining time-vested shares will vest each quarter during the third and fourth years following the date of grant.
     Vesting of one-half of the performance restricted shares in each grant is dependent upon the achievement of certain board-approved financial targets for the first fiscal year following the date of grant and two years of continuous employment. Vesting of the remaining one-half of the performance restricted shares in each grant is dependent upon achievement of certain board approved financial targets for the second fiscal year following the date of grant and two years of continuous employment. Any performance restricted shares that do not vest based on the performance measures will vest on the eighth anniversary of the grant date, provided that Mr. Dickey has remained employed with the Company through that date.
     Subsequent to December 31, 2005, the Compensation Committee of the Board of Directors determined that the approved financial target for the first fiscal year following the date of grant and associated with one-half of the performance restricted shares granted in April 2005 was not achieved. As a result, those shares converted to time-vested shares and will vest on the eighth anniversary of the grant date.
     As of March 31, 2006, management believes it is probable that the remaining performance targets associated with Mr. Dickey’s performance restricted shares will be met in future years.
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
New Derivative Instruments
     In May 2005, Cumulus entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap, which became effective as of March 13, 2006, the end of the term of the Company’s prior swap (see further discussion below) and will expire March 13, 2009, unless extended pursuant to its terms, changes the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.
     The fair value of the May 2005 Swap is determined periodically by obtaining quotations from Bank of America, the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the May 2005 Swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. The balance sheet as of March 31, 2006 reflects other long-term assets of $13.5 million to reflect the fair value of the May 2005 Swap.
     In May 2005, Cumulus also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the swap for two additional years, from March 13, 2009 through March 13, 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results. Interest expense for the three months ended March 31, 2006 includes $1.0 million of net gains and the balance sheet as of March 31, 2006 reflects other long-term liabilities of $1.3 million to reflect the fair value of the May 2005 Option.
Prior Derivative Instruments
     Cumulus previously entered into a LIBOR-based interest rate swap arrangement in March 2003 (the “March 2003 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The March 2003 Swap, which expired by its terms on March 13, 2006, changed the variable-rate cash flow exposure on $300.0 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The March 2003 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.
     The fair value of the March 2003 Swap was determined periodically by obtaining quotations from the financial institution that is the counterparty to the March 2003 Swap. The fair value represented an estimate of the net amount that Cumulus would have received if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the March 2003 Swap have been reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently have been reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three months ended March 31, 2006, $1.5 million of income related to the March 2003 Swap was reported as a reduction of interest expense and represents a yield adjustment of the hedged debt obligation. This March 2003 Swap arrangement was closed out in March 2006 and the balance sheet was adjusted accordingly.
6. Acquisitions
Pending Acquisitions and Dispositions
     As of March 31, 2006, the Company was a party to agreements to acquire three stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $5.6 million, which the Company expects to fund in cash.
     As of March 31, 2006, the Company was also a party to two asset exchange agreements, under which the Company has agreed to transfer two stations in the Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. As of March 31, 2006, the Company has put $2.3 million in escrow funds toward these asset exchange transactions.
Completed Acquisitions
     The Company did not complete any station acquisitions during the three months ended March 31, 2006.
     At March 31, 2006 the Company operated three stations under local marketing agreements (“LMAs”). The consolidated statements of operations for the three months ended March 31, 2006 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or March 31, 2006.

7. Long-Term Debt
     The Company’s long-term debt consisted of the following at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,	December 31,
	2006	2005
Term loan and revolving credit facilities at 6.06% and 5.63%, respectively	$576,000	$569,000
Other	—	—

	576,000	569,000
Less: Current portion of long-term debt	(5,000)	—

	$571,000	$569,000

     On July 14, 2005, the Company entered into a new $800 million credit facility, which provides for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. The proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, were used by the Company primarily to repay all amounts owed under its prior credit facility.
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
     Both the revolving credit facility and the term loan facility bear interest, at the Company’s option, at a rate equal to the Alternate Base Rate (as defined under the terms of our credit facility, 7.75% as of March 31, 2006) plus a margin ranging between 0.0% to 0.25%, or the Adjusted LIBO Rate (as defined under the terms of the credit agreement, 4.81% as of March 31, 2006) plus a margin ranging between 0.675% to 1.25% (in each case dependent upon our leverage ratio). At March 31, 2006 our effective interest rate, excluding the interest rate swap agreements discussed below, on loan amounts outstanding under the credit facility was 6.06%.
     In March 2003, the Company entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at March 31, 2006, the Company’s effective interest rate on loan amounts outstanding under the credit agreement was 4.1%.
     In May 2005, we entered into a forward-starting interest rate swap agreement that became effective as of the termination date of our pre-existing swap agreement (March 2006). This swap agreement effectively fixes the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009.
     A commitment fee calculated at a rate ranging from 0.25% to 0.375% per year (depending upon our leverage levels) of the average daily amount available under the revolving credit facility is payable quarterly in arrears, and fees in respect of letters of credit issued in accordance with the credit agreement governing the credit facility equal to the interest rate margin then applicable to Eurodollar Rate loans under the revolving credit facility are payable quarterly in arrears. In addition, a “fronting fee” of 0.25% is payable quarterly to the issuing bank.
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
     Under the terms of the credit agreement, the Company is subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit facility. At March 31, 2006, the Company was in compliance with such financial and operating covenants.
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
8. Share Repurchases
     On September 28, 2004, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $100.0 million of the Company's Class A Common Stock, subject to the terms of the Company's then-existing credit agreement. Subsequently, on December 7, 2005, the Company announced that its Board had authorized the purchase of up to an additional $100.0 million of the Company's Class A Common Stock. During the three months ended March 31, 2006, and consistent with the Board-approved repurchase plans, the Company repurchased 2,011,500 shares of its Class A Common Stock in the open market at an average repurchase price per share of $12.77. Cumulatively, the Company has repurchased 10,782,152 shares, or $136.1 million in aggregate value, of its Class A Common Stock since approval of the plans. The Company has authority to repurchase an additional $63.9 million of the Company's Class A Common Stock, although the current terms of its credit agreement would limit the Company to $36.4 million in additional purchases.
9. Earnings Per Share
     The following table sets forth the computation of basic income per share for the three-month periods ended March 31, 2006 and 2005 (dollars in thousands, except per share data).

	Three Months Ended
	March 31, 2006	March 31, 2005
Numerator:
Net income	$857	$823
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	60,075	69,087
Effect of dilutive securities:
Options	1,271	1,562
Restricted Shares	186	—

Shares applicable to diluted income per common share	61,532	70,649

Basic income per common share	$0.01	$0.01

Diluted income per common share	$0.01	$0.01

     The Company has issued restricted shares and options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. At March 31, 2006 and 2005 there were restricted shares and options issued and outstanding to purchase the following classes of common stock:

	March 31,	March 31,
	2006	2005
Restricted shares of Class A Common Stock	755,000	—
Options to purchase Class A Common Stock	8,501,078	8,641,805
Options to purchase Class C Common Stock	1,500,690	1,500,690
     For the three months ended March 31, 2006, 7,437,688 options were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period and their effect would be anti-dilutive. Likewise, for the three months ended March 31, 2005, 4,583,501 options were not included in the calculation of weighted average diluted common shares outstanding for the same reason.
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

	Three Months Ended
	March 31 , 2006	March 31, 2005
Net income	$857	$823
Change in the fair value of derivative instrument	2,938	828

Comprehensive income	$3,795	$1,651

11. Commitments and Contingencies
     As of March 31, 2006 the Company had entered into various asset purchase agreements to acquire radio stations in exchange for cash. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the cash portion of pending acquisitions with cash on hand, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing when needed. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for a portion of the purchase price.
     The contract with Katz contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $24.4 million as of March 31, 2006 and will be paid in accordance with the agreement through July 2009.
     In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable the Company to convert to and utilize HD Radio™ technology on 240 of the Company’s stations. Under the terms of the agreement, the Company committed to convert the 240 stations over a seven year period beginning in the second half of 2005. The conversion of stations to the HD Radio™ technology will require an investment in certain capital equipment over the next five years. Management estimates its investment will be approximately $0.1 million per station converted.
     We have been subpoenaed by the Office of the Attorney General of the State of New York, as were some of the other radio broadcasting companies operating in the state of New York, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations. We are cooperating with the Attorney General in this investigation. The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
12. Subsequent Events
     On May 5, 2006, the Company announced that the previously announced acquisition of the radio broadcasting business of Susquehanna Pfaltzgraff Co. by Cumulus Media Partners, LLC (“CMP”) was completed at a purchase price of approximately $1.2 billion.
     Susquehanna Radio’s radio broadcasting business consisted of 33 radio stations in 8 markets including San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.

CMP is a private partnership created by the Company, Bain Capital Partners, The Blackstone Group and Thomas H. Lee Partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff. Each of the Company and the equity partners hold a 25% equity ownership in CMP. Under the terms of the CMP, LLC agreement, if certain performance targets are met, the Company’s participation in the distribution of assets from CMP may be increased to up to 40%, with the respective participations in such distributions by each equity partner reduced to as low as 20%.
     In connection with the formation of CMP, the Company contributed its four radio stations (including related licenses and assets) in the Houston, Texas, and Kansas City, Missouri, markets and $6.3 million in cash in exchange for membership interests in CMP. In addition, upon consummation of the acquisition, the Company received a payment of $3.5 million as consideration for advisory services provided in connection with the acquisition.
     Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s management will manage the operations of CMP’s subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of March 31, 2006, we owned and operated 307 stations in 61 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 3 stations in 3 U.S. markets. Further on October 31, 2005 the Company announced that, together with three private equity firms, it has formed Cumulus Media Partners, LLC (“CMP”), which has entered into agreements to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”). The acquisition, which includes 33 radio stations in 8 markets, was completed on May 5, 2006.
     As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we will continue to be the second largest radio broadcasting company in the United States based on number of stations and believe we will be the third largest radio broadcasting company based on net revenues. Upon completion of all the Company's pending acquisitions, we, directly and through our investment in CMP, will own and operate a total of 345 radio stations in 67 U.S. markets.
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

     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the three months ended March 31, 2006 and 2005, approximately 85% of our revenues were from local advertising. We generate national advertising revenue with the assistance of an outside national representation firm. During the second quarter of 2005, we were released from our existing contract with Interep National Radio Sales, Inc. (“Interep”) and engaged Katz Media Group, Inc. (“Katz”) to represent the Company as our national advertising sales agent. Our decision to change national representation firms was primarily driven by a developing downward trend in national advertising revenue growth. While we believe that national advertising revenue has softened throughout much of the radio industry in recent periods, thus contributing to the downturn, we believe that Katz has the experience and resources to improve the performance of this particular source of revenue for the Company.
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
Results of Operations
     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended	Percent Change
	March 31, 2006	March 31, 2005	2006 vs. 2005
STATEMENT OF OPERATIONS DATA:
Net revenues	$75,269	$72,124	4.4%
Station operating expenses excluding depreciation, amortization and LMA fees	53,567	50,519	6.0%
Depreciation and amortization	4,813	5,357	(10.2)%
LMA fees	205	348	(41.1)%
Corporate general and administrative (including non-cash stock compensation expense)	7,689	3,716	106.9%

Operating income	8,995	12,184	(26.2)%
Interest expense, net	6,526	4,887	33.5%
Other expense (income), net	362	2	* *
Income tax expense	1,250	6,472	(80.7)%

Net income	$857	$823	4.1%

OTHER DATA:
Station operating income (1)	$21,701	$21,605	0.4%
Station operating income margin (2)	28.8%	30.0%
Cash flows related to:
Operating activities	$19,116	$16,849	13.5%
Investing activities	(3,725)	(84,062)	(95.6)%
Financing activities	(18,427)	40,963	(145.0)%
Capital expenditures	3,722	1,815	105.1%

**	Calculation is not meaningful.

(1)	Station operating income is defined as operating income before non-cash contract termination costs (benefits), depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, restructuring charges (credits) and impairment charges. Station operating income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended March 31, 2006 Versus the Three Months Ended March 31, 2005.
     Net Revenues. Net revenues increased $3.2 million, or 4.4%, to $75.3 million for the three months ended March 31, 2006 from $72.1 million for the three months ended March 31, 2005. Excluding the radio stations in our Kansas City and Houston Markets, which were contributed to CMP, net revenues increased by 2.5% versus the comparable period in 2005. The increase is attributable to organic revenue growth over the Company’s existing station platform.
     In addition, on a same station basis, net revenue for the 310 stations in 61 markets operated for at least a full year increased $3.1 million or 4.3% to $74.8 million for the three months ended March 31, 2006, compared to same station net revenues of $71.7 million for the three months ended March 31, 2005.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees increased $3.1 million, or 6.0%, to $53.6 million for the three months ended March 31, 2006 from $50.5 million for the three months ended March 31, 2005. This increase was primarily attributable to station operating expenses associated with radio station acquisitions that became fully operational subsequent to March 31, 2005. The provision for doubtful accounts was $0.9 million for the three months ended March 31, 2006 as compared to $0.6 million during the three months ended March 31, 2005. As a percentage of net revenues, the provision for doubtful accounts was 1% for the three months ended March 31, 2006 and was consistent with the prior year.
     Depreciation and Amortization. Depreciation and amortization decreased $0.6 million, or 10.2%, to $4.8 million for the three months ended March 31, 2006 compared to $5.4 million for the three months ended March 31, 2005. This decrease was primarily attributable to previously recorded assets being fully depreciated.
     LMA Fees. LMA fees totaled $0.2 million for the three months ended March 31, 2006 and were comprised primarily of fees associated with stations operated under LMAs in Mobile, Alabama, Cedar Rapids, Iowa, Beaumont, Texas and a station operated under a joint services agreement in Nashville, Tennessee.
     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses increased $4.0 million, or 106.9%, to $7.7 million for the three months ended March 31, 2006 compared to $3.7 million for the three months ended March 31, 2005. Of this increase, $2.8 million is attributable to the adoption of SFAS No. 123R.

     Nonoperating (Income) Expense. Interest expense, net of interest income, increased by $1.6 million, or 33.5%, to $6.5 million for the three months ended March 31, 2006 compared to $4.9 million for the three months ended March 31, 2005. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Three Months Ended	Three Months Ended	Increase/
	March 31, 2006	March 31, 2005	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$8,462	$5,242	$3,220
Bank Borrowings yield adjustment — interest rate swap arrangement	(1,515)	(417)	(1,098)
Change in fair value of interest rate option agreement	(850)	(106)	(744)
Other interest expense	573	502	71
Interest income	(144)	(334)	190

Interest expense, net	$6,526	$4,887	$1,639

     Income Taxes. Income tax expense decreased by $5.2 million, to $1.3 million for the three months ended March 31, 2006 compared to income tax expense of $6.5 million for the three months ended March 31, 2005. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods. Commencing January 1, 2006, the Company is using the annual effective rate method in determining its quarterly income tax expense; previously it utilized the discrete method.
     Station Operating Income. As a result of the factors described above, station operating income increased $0.1 million, or 0.4%, to $21.7 million for the three months ended March 31, 2006 compared to $21.6 million for the three months ended March 31, 2005. Station operating income consists of operating income before non-cash contract termination costs (benefit), depreciation, and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation expense, restructuring charges (credits) and impairment charges. Station operating income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non-cash contract termination costs as the charge (benefit) will never represent a cash obligation to our station operations. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation restructuring charges (credits) and impairment charges from the measure as they do not represent cash payments related to the operation of the stations.
     We believe that station operating income is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that station operating income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used station operating income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be useful in order to determine the value of our portfolio of stations. We believe that station operating income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, station operating income is the primary measure that our management intends to use to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing station operating income, we are providing our investors with an analysis of our performance that is consistent with that which will be utilized by our management and our Board.

     Station operating income is not a recognized term under GAAP and does not purport to be an alternative to operating income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, station operating income is not intended to be a measure of free cash flow available for dividends, reinvestment in our business or other Company discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Station operating income should be viewed as a supplement to, and not a substitute for, results of operations presented on the basis of GAAP. We compensate for the limitations of using station operating income by using it only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone. Station operating income has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Moreover, because not all companies use identical calculations, these presentations of station operating income may not be comparable to other similarly titled measures of other companies.
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	Three Months Ended
	March 31,
	2006	2005
Operating income	$8,995	$12,184
LMA fees	205	348
Depreciation and amortization	4,813	5,357
Corporate general and administrative	7,689	3,716

Station operating income	$21,701	$21,605

     Intangible Assets. Intangible assets, net of amortization, were $1.2 billion as of March 31, 2006 and December 31, 2005, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Specifically identified intangible assets, including broadcasting licenses, acquired in a business combination are recorded at their estimated fair value on the date of the related acquisition. Purchased intangible assets are recorded at cost. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
Liquidity and Capital Resources
     Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit facilities, and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our foreseeable capital needs for the next 12 months, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.

     For the three months ended March 31, 2006, net cash provided by operating activities increased $2.3 million to $19.1 million from net cash provided by operating activities of $16.8 million for the three months ended March 31, 2005. Excluding non-cash items, we generated comparable levels of operating income for 2005 as compared with the prior year. As a result, the marginal increase in cash flows from operations was primarily attributable to the timing of certain payments.
     For the three months ended March 31, 2006, net cash used in investing activities decreased $80.4 million to $3.7 million from net cash used in investing activities of $84.1 million for the three months ended March 31, 2005. This decrease was primarily attributable to the absence of acquisitions and the purchases of certain intangible assets. We completed acquisitions of broadcast licenses during the prior year period (see “Historical Acquisitions” below). Acquisitions completed during the prior year were funded entirely in cash.
     For the three months ended March 31, 2006, net cash used in financing activities totaled $18.4 million compared to net cash provided by financing activities of $41.0 million during the three months ended March 31, 2005. Net cash used during the current period was primarily due to the repurchase of 2,011,500 shares of Class A Common Stock.
     Historical Acquisitions. The Company did not complete any station acquisitions during the three months ended March 31, 2006. On March 31, 2005, we purchased the broadcast license for KVST-FM, licensed to LaPorte, Texas and serving Houston, Texas, for $34.8 million. Of the $34.8 million required to purchase the broadcast license, $31.1 million was funded in cash, $1.0 million had been previously funded in the form of a cash escrow deposit and $2.7 million was paid in capitalizable acquisition costs. During the second quarter of 2005, we completed the construction of a broadcast tower and transmitter site for this station and commenced broadcasting and operation. The addition of KVST-FM represents our second FM station in the Houston market.
     Pending Acquisitions. As of March 31, 2006, we were a party to agreements to acquire three stations across two markets. The aggregate purchase price of those pending acquisitions is expected to be approximately $5.6 million, all of which we expect to fund in cash. As of March 31, 2006, we were also a party to two asset exchange agreements, under which we have agreed to transfer two stations in the Ft. Walton Beach, Florida market, plus $3.0 million in cash, in exchange for two different stations in the market. As of March 31, 2006, we have put $2.3 million in escrow funds toward these asset exchange transactions. We intend to finance the pending acquisitions with cash on hand, cash flows from operations, the proceeds of borrowings under our credit facility or future credit facilities and other sources to be identified. Our ability to complete pending acquisitions may be dependent on our ability to obtain additional equity or debt financing on favorable terms, if at all. There can be no assurance that, if needed, we would be able to obtain such financing on favorable terms, if at all.
     We expect to consummate most of our pending acquisitions during 2006, although there can be no assurance that the transactions will be consummated within that time frame, or at all. In addition, from time to time we complete acquisitions following the initial grant of an assignment application by the FCC staff but before such grant becomes a final order, and a petition to review such a grant may be filed. There can be no assurance that such grants may not ultimately be reversed by the FCC or an appellate court as a result of such petitions, which could result in the requirement that we divest the assets we have acquired.
     Acquisition Shelf Registration Statement. We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of March 31, 2006, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various completed acquisitions.
     Sources of Liquidity. We have historically financed our acquisitions primarily through the proceeds from debt and equity financings, the proceeds from asset divestitures and using cash generated from operations. There were no acquisition in the first quarter 2006. We financed the cash components of our 2005 acquisitions primarily with borrowings under our Credit Facility and cash flows from operations.
     On July 14, 2005, we entered into a new $800 million credit agreement (the “Credit Agreement”), which provides for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. We used the proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, primarily to repay all amounts owed under our prior credit facility. During the quarter ended March 31, 2006, we drew down $21.0 million under our revolving facility and made payments of $14.0 million. As of that date, $176.0 million was outstanding under the seven-year revolving credit facility and $400.0 million was outstanding under the seven-year term loan facility.
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
     Both the revolving credit facility and the term loan facility bear interest, at our option, at a rate equal to the Alternate Base Rate (as defined under the terms of our credit agreement, 7.75% as of March 31, 2006) plus a margin ranging between 0.0% to 0.25%, or the Adjusted LIBO Rate (as defined under the terms of the credit agreement, 4.81% as of March 31, 2006) plus a margin ranging between 0.675% to 1.25% (in each case dependent upon our leverage ratio). At March 31, 2006 our effective interest rate, excluding the interest rate swap agreement discussed below, on loan amounts outstanding under our prior credit agreement was 6.06%.
     In March 2003, we entered into an interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $300.0 million of our current floating rate bank borrowings for a three-year period. As a result and including the fixed component of the swap, at March 31, 2006, our effective interest rate on loan amounts outstanding under our prior interest rate swap agreement was 4.1%.
     In May 2005, we entered into a forward-starting interest rate swap agreement that became effective as of the termination date of our pre-existing swap agreement (March 13, 2006). This swap agreement effectively fixes the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009. As a result and including the fixed component of the swap, at March 31, 2006, our effective interest rate on loan amounts outstanding under our current interest rate swap agreement is 4.5%.
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
     Under the terms of the credit agreement, we are subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit agreement. At March 31, 2006, we were in compliance with such financial and operating covenants.
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
     On September 28, 2004, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $100.0 million of the Company’s Class A Common Stock, subject to the terms of the Company’s then-existing credit agreement. Subsequently, on December 7, 2005, the Company announced that its Board had authorized the purchase of up to an additional $100.0 million of the Company’s Class A Common Stock. During the three months ended March 31, 2006, and consistent with the Board-approved repurchase plans, the Company repurchased 2,011,500 shares of its Class A Common Stock in the open market at an average repurchase price per share of $12.77. Cumulatively, the Company has repurchased 10,782,152 shares, or $136.1 million in aggregate value, of its Class A Common Stock since approval of the plans. The Company has authority to repurchase an additional $63.9 million of the Company’s Class A Common Stock, although the current terms of its credit agreement would limit the Company to $36.4 million in additional purchases.
Summary Disclosures About Contractual Obligations and Commercial Commitments
     The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of March 31, 2006 (dollars in thousands):
Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)(2)	$576,000	$5,000	$158,400	$352,400	$60,200
Acquisition obligations (3)	$4,653	$4,653	—	—	—
FCC auctions (4)	$917	$917	—	—	—
Operating leases	$53,124	$8,178	$14,050	$8,861	$22,035
Equity contribution to CMP	$6,250	$6,250	—	—	—
Digital radio capital obligations (5)	$24,000	$2,000	$6,000	$8,000	$8,000
Other operating contracts(6)	$29,614	$9,037	$19,324	$1,253	—

Total Contractual Cash Obligations	$694,558	$36,035	$197,774	$370,514	$90,235

(1)	Under our credit agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at March 31, 2006, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $184.7 million of interest on borrowings through July, 2012 ($26.2 million due in less than 1 year, $64.5 million due in years 2 and 3, $58.4 million due in years 4 and 5 and $35.6 million due after 5 years).

(3)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations.

(4)	Amount is reflective of the unfunded obligation relative to seven FM frequencies we won in an auction sponsored by the FCC.

(5)	Amount represents the estimated capital requirements to convert 240 of our stations to an HD Radio™ broadcasting format.

(6)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms. In addition, amounts include $4.1 million of station acquisition purchase price which was deferred beyond the closing of the transaction and which is being paid monthly over a 5 year period.
Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years
Letter of Credit(1)	$105	$105	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2006, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense would have changed by $1.4 million for the three months ended March 31, 2006. As part of our efforts to mitigate interest rate risk, in March 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $176.0 million of borrowings outstanding at March 31, 2006 that were not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense would have changed by $0.4 million for the three months ended March 31, 2006.
     In the event of an adverse change in interest rates, management would likely take actions, in addition to the interest rate swap agreement similar to that discussed above, to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis could not take into account the effects of any change in the level of overall economic activity that could exist in such an environment.
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
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchase Plan
On September 28, 2004, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $100.0 million of the Company’s Class A Common Stock, subject to the terms of the Company’s then-existing credit agreement. Subsequently, on December 7, 2005, the Company announced that its Board had authorized the purchase of up to an additional $100.0 million of the Company’s Class A Common Stock. During the three months ended March 31, 2006, and consistent with the Board-approved repurchase plans, the Company repurchased 2,011,500 shares of its Class A Common Stock in the open market at an average repurchase price per share of $12.77, which are being held in treasury as follows:

			Total Number of
			Shares	Maximum Dollar
			Purchased as	Value of Shares
	Total Number of	Average	Part of Publicly	That May Yet Be
	Shares	Price Per	Announced	Purchased
Period	Purchased	Share	Program	Under the Program
January 1, 2006 — January 31, 2006	1,311,500	$12.76	1,311,500	$72,886,301
February 1, 2006 — February 28, 2006	700,000	$12.79	700,000	$63,933,301
March 1, 2006 — March 31, 2006	—	$—	—	$63,933,301

Total	2,011,500		2,011,500

     Cumulatively, the Company has repurchased 10,782,152 shares, or $136.1 million in aggregate value, of its Class A Common Stock since approval of the plans. The Company has authority to repurchase an additional $63.9 million of the Company’s Class A Common Stock, although the current terms of its credit agreement would limit the Company to $36.4 million in additional purchases.
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

CUMULUS MEDIA INC.
Date: May 10, 2006	By:	/s/ Martin R. Gausvik

Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.