Form 10-Q
period 2006-06-30
CUMULUS MEDIA INC
filed 2006-08-09
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, the registrant had 43,150,857 outstanding shares of common stock consisting of (i) 35,875,227 shares of Class A Common Stock; (ii) 6,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$13,027	$5,121
Accounts receivable, less allowance for doubtful accounts of $1,838 and $2,404, respectively	55,935	54,258
Prepaid expenses and other current assets	12,441	11,705
Deferred tax assets	154	154

Total current assets	81,557	71,238
Property and equipment, net	76,235	87,588
Intangible assets, net	984,352	1,041,340
Goodwill	185,814	185,517
Investment in affiliate	74,396	—
Other assets	23,650	20,683

Total assets	$1,426,004	$1,406,366

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$31,573	$29,561
Current portion of long-term debt	7,500	—

Total current liabilities	39,073	29,561
Long-term debt	772,250	569,000
Other liabilities	16,493	17,925
Deferred income taxes	209,220	203,870

Total liabilities	1,037,036	820,356

Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 58,484,879 and 58,307,248 shares issued, respectively; 36,202,727 and 49,536,596 shares outstanding, respectively	585	583
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 11,630,759 shares issued and 6,630,759 and 11,630,759 shares outstanding, respectively	116	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury Stock, at cost, 27,282,152 and 8,770,652 shares, respectively	(327,222)	(110,379)
Accumulated other comprehensive income	12,934	7,401
Additional paid-in-capital	1,025,401	1,016,687
Accumulated deficit	(317,860)	(323,412)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	388,968	586,009

Total liabilities and stockholders’ equity	$1,426,004	$1,406,366

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Broadcast revenues	$86,716	$87,440	$161,985	$159,563
Management fee from affiliate	626	—	626	—

Net revenues	87,342	87,440	162,611	159,563
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including non-cash termination costs of $0 in 2006 and $13,571 for the three and six months in 2005)	55,163	68,286	108,731	118,804
Depreciation and amortization	4,513	5,455	9,326	10,812
Gain on assets transferred to affiliate	(2,548)	—	(2,548)	—
LMA fees	192	198	397	546
Corporate general and administrative (including non-cash stock compensation expense of $3,565, $1,697, $7,068 and $1,668, respectively)	8,080	5,547	15,768	9,263
Restructuring credits	—	(215)	—	(215)

Total operating expenses	65,400	79,271	131,674	139,210

Operating income	21,942	8,169	30,937	20,353

Non-operating income (expense):
Interest expense	(9,059)	(6,575)	(15,729)	(11,796)
Interest income	159	459	303	793
Loss on early extinguishment of debt	(2,284)	—	(2,284)	—
Other income (expense), net	525	(19)	162	(21)

Total nonoperating expenses, net	(10,659)	(6,135)	(17,548)	(11,024)

Income before income taxes	11,283	2,034	13,389	9,329

Income tax expense	(4,100)	(7,008)	(5,350)	(13,480)
Equity in income (loss) of affiliate	(2,487)	—	(2,487)	—

Net income (loss)	$4,696	$(4,974)	$5,552	$(4,151)

Basic and diluted income per common share:
Basic income (loss) per common share	$.08	$(0.07)	$.09	$(0.06)

Diluted income (loss) per common share	$.08	$(0.07)	$.09	$(0.06)

Weighted average basic common shares outstanding	58,458,708	69,127,823	59,261,743	69,107,566

Weighted average diluted common shares outstanding	59,775,116	69,127,823	60,693,194	69,107,566

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$5,552	$(4,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issue costs	2,284	—
Depreciation	9,034	10,457
Amortization of intangible assets and other assets	285	356
Amortization of debt issuance costs	7	129
Provision for doubtful accounts	1,792	1,638
Non-cash contract termination costs	—	13,571
Adjustment of the fair value of derivative instruments	(1,129)	703
Deferred income taxes	5,350	13,480
Non-cash stock compensation	7,068	1,668
Net gain on disposition of fixed assets	16	(480)
Adjustment of restructuring charges	—	(215)
Gain on transfer of assets to unconsolidated affiliate	2,548	—
Equity gain (loss) on investment in unconsolidated affiliate	(2,487)	—

Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,484)	(8,879)
Prepaid expenses and other current assets	(74)	2,822
Accounts payable and accrued expenses	7,384	2,969
Other assets	(2,006)	(3,217)
Other liabilities	(331)	1,684

Net cash provided by operating activities	29,809	32,535

Cash flows from investing activities:
Acquisitions, including investment in affiliate	(2,712)	(47,389)
Purchase of intangible assets	(5,234)	(34,908)
Escrow deposits on pending acquisitions	300	(1,500)
Capital expenditures	(5,887)	(3,762)
Proceeds from sale of fixed assets	33	750
Other	(107)	(367)

Net cash used in investing activities	(13,607)	(87,176)

Cash flows from financing activities:
Proceeds from bank credit facility	814,750	57,000
Repayments of borrowings from bank credit facility	(604,000)	(32,038)
Payments for debt issuance costs	1,029	(73)
Payment for repurchase of common stock	(220,075)	461

Net cash provided by (used in) financing activities	(8,296)	25,350

Increase (decrease) in cash and cash equivalents	7,906	(29,291)
Cash and cash equivalents at beginning of period	$5,121	$31,960
Cash and cash equivalents at end of period	$13,027	$2,669
Supplemental disclosure of cash flow information:
Interest paid	15,071	12,581
Income taxes paid	—	—
Non-cash operating and financing activities:
Trade revenue	$8,611	$8,232
Trade expense	8,482	8,001
See accompanying notes to condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10.01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, restructuring, contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. The Company adopted SFAS No. 123(R) using the modified prospective method effective January 1, 2006. See Note 2 for further discussion of the Company’s adoption of SFAS No. 123(R).
On March 30, 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, was effective for the three and six months ended June 30, 2006. The adoption by the Company of FIN 47 did not have an effect on the Company’s financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 154 will not have an effect on the Company’s condensed consolidated financial statements.
In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007 and is not expected to have a material impact on the Company’s financial statements.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits or liabilities of tax return positions in a company’s financial statements. The Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company has not yet determined the impact of this new pronouncement, however, the Company will begin to assess its tax return position in order to apply the provisions of the new Interpretation for its fiscal year beginning January 1, 2007.

Accounting for National Advertising Agency Contract
In May 2005, the Company was released from its pre-existing national advertising sales agency contract with Interep National Radio, Inc and engaged Katz Media Group, Inc (“Katz”) as its new national advertising sales agent. The contract has several economic elements which principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.
The following are the principal economic elements of the contract that can affect the base commission rate:
•	A $13.6 million non-cash charge related to the termination of our contract with our former national advertising agent.

•	Potential commission rebates from Katz should revenue from national advertising not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The amounts deemed probable for the periods presented of settlement relate to national advertising revenues from the first year and a portion of the second year of the Katz contract.

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue targets. No additional commission payments have been assumed for the periods presented.
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
2. Stock Based Compensation
Effective January 1 2006, the Company adopted SFAS No. 123R. See Note 1 for a description of the adoption of SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant, using an option-pricing model, is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables and is based principally on the historical volatility. These variables include its expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.
The Company estimates the expected term of options granted by first segregating the awards into two categories, those granted to (1) executives and (2) non-executive employees. No stock options were awarded during the three and six months ended June 30, 2006. In February 2005, the Company awarded 367,000 options. Stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. Due to the long life of expected options, management believes historical volatility is a better measure than implied volatility. The Company bases the risk-free interest rate that it uses in its option pricing model on U.S. Treasury Zero Coupon strip issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods, if actual forfeitures differ from those estimates. Similar to the expected-term assumption used in the valuation of awards, the Company splits its population into two categories, (1) executives and (2) non-executive employees. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The assumptions used for valuation of the 2005 option awards were an expected term of 7.5 years; volatility of 81%; risk-free rate of 4.2%; and an expected dividend rate of 0%.
For the three and six months ended June 30, 2006, the Company recognized approximately $3.6 million and $7.1 million, respectively, in non-cash stock-based compensation expense relating to stock options. There is no tax benefit associated with this expense due to the Company’s net operating loss position. Under the previously acceptable accounting method, there would have been no compensation expense recognized in the three and six months ended June 30, 2006.

The Company has also issued restricted stock awards to certain key employees. Generally, the restricted stock vests over a four-year period, thus the Company recognizes compensation expense over the four-year period equal to the grant date value of the shares awarded to the employee. Should the non-vested stock awards include performance or market conditions, management will examine the appropriate requisite service period to recognize the cost associated with the award on a case-by-case basis. The Company has several different plans under which stock options or restricted stock awards have been or may be granted. A complete description of these plans is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.
The Company also has an Employee Stock Purchase Plan (ESPP) that allows qualifying employees to purchase shares Class A Common Stock at the end of each calendar year at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. Due to the significant discount offered and the inclusion of a look-back feature, the Company’s current ESPP is considered compensatory upon adoption of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The following table illustrates the pro forma effect on net income if the fair value-based method had been applied to all outstanding and unvested awards in the three and six months ended June 30, 2005 (dollars in thousands except for per share data).

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(4,974)	$(4,151)
Add: Stock-based compensation expense included in reported net income	1,697	1,668
Deduct: Total stock based compensation expense determined under fair value-based method	(4,700)	(7,933)

Pro forma net income	$(7,977)	$(10,416)

Basic loss per common share:
As reported	$(0.07)	$(0.06)
Pro forma	$(0.12)	$(0.15)
Diluted loss per common share:
As reported	$(0.07)	$(0.06)
Pro forma	$(0.12)	$(0.15)
As of June 30, 2006, there was $14.9 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options which will be recognized over 3.0 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
The following table sets forth the summary of option activity under the Company’s stock option plan for the three and six months ended June 30, 2006:

		Exercise			Weighted Avg
	Shares	Price per share			Exercise Price
Balance December 31, 2005	10,073,220	$2.79	–	27.88	$14.40
Granted	—			—	—
Exercised	(45,814)	$5.92	–	6.44	$6.29
Forfeited	(25,638)	$5.58	–	19.51	$10.05

Balance March 31, 2006	10,001,768				$14.44
Granted	—			—	—
Exercised	(7,219)	$5.92	–	6.44	$6.28
Forfeited	(24,426)	$5.92	–	19.25	$14.23

Balance June 30, 2006	9,970,123				$14.44

The following table summarizes information about stock options outstanding at June 30, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Outstanding as of	Contractual	Exercise	Exercisable as of	Exercise
Exercise Prices	June 30, 2006	Life	Price	June 30, 2006	Price
$2.79 - $5.58	73,377	4.4 years	$3.94	73,377	$3.94
$5.58 - $8.36	2,449,484	4.5 years	$6.20	2,449,484	$6.20
$8.36 - $11.15	30,000	4.8 years	$9.14	30,000	$9.14
$11.15 - 13.94	180,000	5.3 years	$12.80	180,000	$12.80
$13.94 - 16.73	4,429,501	5.1 years	$14.35	3,973,217	$14.38
$16.73 - 19.51	1,616,448	6.8 years	$19.02	1,059,328	$18.74
$19.51 - 22.30	171,994	2.0 years	$20.67	171,994	$20.67
$22.30 - 25.09	93,815	2.0 years	$24.19	93,815	$24.19
$25.09 – 27.88	925,504	3.2 years	$27.88	925,504	$27.88

	9,970,123	5.0 years	$14.44	8,956,719	$14.15

3. Non-Vested (Restricted) Stock Awards
On April 25, 2005, the Compensation Committee of the Board of Directors granted 145,000 restricted shares of its Class A Common Stock to certain officers. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.9 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the three and six months ended June 30, 2006, the Company recognized $0.20 million and $0.35 million, respectively, of non-cash stock compensation expense related to these restricted shares. No tax benefit is recognized due to the Company’s net operating loss position.
On March 3, 2006, the Compensation Committee of the Board of Directors granted 110,000 restricted shares of its Class A Common Stock to certain officers. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.3 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the three and six months ended June 30, 2006, the Company recognized $0.08 million and $0.11 million, respectively, of non-cash stock compensation expense related to these restricted shares.
On October 14, 2004, the Company entered into a new employment agreement with its Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. This agreement provided that Mr. Dickey would be granted 250,000 restricted shares of Class A Common Stock in each of 2005, 2006 and 2007.
In accordance with his agreement, on April 25, 2005, the Compensation Committee of the Board of Directors granted 250,000 restricted shares to Mr. Dickey. Following the award, management concluded that, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement (October 14, 2004), for the restricted shares issued in April 2005 and the restricted shares the Company subsequently issued on March 3, 2006, as well as the restricted shares the Company is obligated to award Mr. Dickey in 2007. Non-cash stock compensation expense attributable to Mr. Dickey’s shares for the three and six months ended June 30, 2006 totaled $0.5 million and $1.1 million, respectively.
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
As of June 30, 2006, management believes it is probable that the remaining performance targets associated with Mr. Dickey’s performance restricted shares will be met in future years.
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
In May 2005, Cumulus entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap, effective March 2006 through March 2009, changes the variable-rate cash flow exposure on the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and make fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying condensed consolidated balance sheet.
The fair value of the May 2005 Swap is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the May 2005 Swap are reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. The condensed consolidated balance sheet as of June 30, 2006 reflects other long-term assets of $15.8 million to reflect the fair value of the May 2005 Swap.
In order to affect the lowest fixed rate under the May 2005 Swap, Cumulus also entered into an interest rate option agreement in May 2005 (the “May 2005 Option”), which provides for the counterparty to the May 2005 Swap, Bank of America, to unilaterally extend the period of the swap for two additional years, from March 2009 through March 2011. This option may only be exercised in March 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results. Interest expense for the three and six months ended June 30, 2006 includes $0.3 million and $1.3 million, respectively, and the condensed consolidated balance sheet as of June 30, 2006 reflects other long-term liabilities of $0.8 million to reflect the fair value of the May 2005 Option. Interest expense for the three and six months ended June 30, 2005 includes $0.8 million and $0.4 million of net gains, respectively, and the balance sheet as of June 30, 2005 reflects other long-term liabilities of $0.1 million to reflect the fair value of the option agreement.

5. Acquisitions and Dispositions
Pending Acquisitions
As of June 30, 2006, the Company was a party to an agreement to acquire one station. The aggregate purchase price of this pending acquisition is expected to be approximately $2.2 million, which the Company expects to fund in cash.
As of June 30, 2006, the Company was also a party to two asset exchange agreements, under which the Company has agreed to transfer two stations in the Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. As of June 30, 2006, the Company has put $2.3 million in escrow funds toward these asset exchange transactions, which have been classified as other assets in the accompanying condensed consolidated balance sheet.
Completed Acquisitions
During the six months ended June 30, 2006, the Company completed its acquisition of two stations, WWXQ-FM and WXQW-FM, serving Huntsville, Alabama. In connection with the acquisition, the Company paid $3.3 million in cash. The Huntsville stations were primarily acquired as they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States.
6. Investment in Affiliate
On October 31, 2005, the Company announced that, together with three private equity firms, it had formed a new private partnership, Cumulus Media Partners, LLC (“CMP”), which has entered into agreements to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”). CMP is a private partnership created by the Company, Bain Capital Partners, The Blackstone Group and Thomas H. Lee Partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff. Each of the Company and the equity partners holds a 25% equity ownership in CMP. Under the terms of the partnership agreement, if certain performance targets are met, the Company’s participation in the distribution of assets from CMP may be increased to up to 40%, with the respective participations in such distributions by each equity partner reduced to as low as 20%.
On May 5, 2006, the Company announced that the acquisition of the radio broadcasting business of Susquehanna Pfaltzgraff Co. by CMP was completed at a purchase price of approximately $1.2 billion. Susquehanna’s radio broadcasting business consisted of 33 radio stations in 8 markets including San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.
In connection with the formation of CMP, the Company contributed four radio stations (including related licenses and assets) in the Houston, Texas and Kansas City, Missouri markets and approximately $6.3 million in cash in exchange for its membership interests in CMP. The Company recognized a gain of $2.5 million from the transfer of assets to CMP. In addition, upon consummation of the acquisition, the Company received a payment of approximately $3.5 million as consideration for advisory services provided in connection with the acquisition. The payment was recorded by the Company as a reduction in Cumulus’s investment in CMP.
CMP will be accounted for under the equity method. For the three and six months ended June 30, 2006, the Company recorded approximately $2.5 million as equity in losses of affiliate. This amount is presented as part of nonoperating income (loss) on the accompanying condensed consolidated statement of operations. For the period May and June 2006, during which time the Company had an equity investment in CMP, the affiliate generated revenues of $42.8 million, expense of $57.1 million and a net loss of $14.3 million. The purchase price allocations for CMP have not yet been finalized; thus this financial information may change.
Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s management will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and six months ended June 30, 2006, the Company recorded as net revenues approximately $0.6 million in management fees from CMP.

7. Long-Term Debt
The Company’s long-term debt consisted of the following at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,	December 31,
	2006	2005
Term loan and revolving credit facilities at 7.70% and 5.63%, respectively	$779,750	$569,000
Less: Current portion of long-term debt	(7,500)	—

	$772,250	$569,000

On July 14, 2005, the Company entered into a new $800 million credit facility, which provided for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. The proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, were used by the Company primarily to repay all amounts owed under its prior credit facility.
In connection with the retirement of the Company’s pre-existing credit facilities, the Company recorded a loss on early extinguishment of debt of $1.2 million, which was comprised of previously capitalized loan origination expenses. In connection with the 2005 credit facility, the Company capitalized approximately $4.3 million of debt issuance costs, which were amortized to interest expense over the life of the debt.
On June 23, 2006, the Company announced the completion of a tender offer for 11.5 million outstanding shares of its Class A Common Stock. In connection with the tender offer, the Company also agreed to repurchase 5.0 million shares of its outstanding Class B Common Stock (see note 8).
In connection with the tender offer and repurchase, on June 7, 2006, the Company entered into a new $850 million credit facility, which provides for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility in the aggregate principal amount of $750.0 million. The proceeds were used by the Company to repay all amounts outstanding under its 2005 credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of the Company’s Class A Common Stock and 5.0 million shares of the Company’s Class B Common Stock on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds are expected to be used to provide ongoing working capital (which may include the funding of future acquisitions of radio stations) and for other general corporate purposes, including capital expenditures. As of June 30, 2006, there was $29.8 million outstanding under the revolver.
The new credit facility also provides for additional, incremental revolving credit or term loan facilities in an aggregate principal amount of up to an additional $200.0 million, subject to the satisfaction of certain conditions. These incremental credit facilities are permitted from time to time, and may be used to fund future acquisitions of radio stations and for other general corporate purposes, including capital expenditures. Any incremental credit facilities will be secured and guaranteed on the same basis as the term loan and revolving credit facilities.
The Company’s obligations under the new credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.) and 65% of the capital stock of certain first-tier foreign subsidiaries. In addition, the Company’s obligations under the credit facility are guaranteed by certain of its subsidiaries.
The term loan facility will mature on June 7, 2013 and will amortize in equal quarterly installments beginning on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at the option of the Company, the commitment will remain unchanged up to that date.
Borrowings under the term loan facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 2.0% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 1.0%. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon the Company’s leverage ratio).

As of June 30, 2006, the effective interest rate of the outstanding borrowings pursuant to the credit facility is approximately 7.70%.
Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Credit Agreement) and upon the sale of certain assets.
Under the terms of the credit Agreement governing the credit facility, the Company is subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit facility. At June 30, 2006, the Company was in compliance with such financial and operating covenants.
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
In connection with the retirement of the Company’s pre-existing credit facilities, the Company recorded a loss on early extinguishment of debt of $2.3 million, which was comprised of previously capitalized loan origination expenses. In connection with the new credit facility, the Company capitalized approximately $1.6 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.
8. Share Repurchases
On September 28, 2004, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $100.0 million of the Company’s Class A Common Stock, subject to the terms of the Company’s then-existing credit agreement. Subsequently, on December 7, 2005, the Company announced that its Board had authorized the purchase of up to an additional $100.0 million of the Company’s Class A Common Stock. During the six months ended June 30, 2006, and consistent with the Board-approved repurchase plans, the Company repurchased 2,011,500 shares of its Class A Common Stock in the open market at an average repurchase price per share of $12.77. Cumulatively, the Company repurchased 10,782,152 shares, or $136.1 million in aggregate value, of its Class A Common Stock since approval of the plans. The Company has authority to repurchase an additional $63.9 million of the Company’s Class A Common Stock, although the current terms of its credit agreement would limit the Company to additional purchases of $8.9 million. As of July 31, 2006 the Company repurchased an additional $3.1 million of shares.
In June, 2006, the Company completed a “modified Dutch Auction” tender offer and purchased 11.5 million shares of its outstanding Class A Common Stock at a price per share of $11.50, or approximately $132.3 million. The shares purchased represent approximately 24.1% of the Company’s outstanding Class A Common Stock. The Company purchased 5.0 million shares of Class B Common Stock at a purchase price of $11.50 per share or approximately $57.5 million. The shares purchased represented approximately 43.0% of the Company’s outstanding Class B Common Stock.
Beginning July 21, 2006, the Company resumed repurchasing its stock under the program initially authorized on September 28, 2004. In the month of July, approximately 327,500 shares were purchased on the open market at an average price of $9.32. Management anticipates these repurchases will occur from time to time.

9. Earnings Per Share
The following table sets forth the computation of basic and diluted income per share for the three and six month periods ended June 30, 2006 and 2005 (in thousands, except per share data).

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net income (loss)	$4,696	$(4,974)	$5,552	$(4,151)
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	58,459	69,128	59,262	69,108
Effect of dilutive securities:
Options	1,131	—	1,201	—
Restricted shares	108	—	151	—

Shares applicable to diluted income per common share	59,698	69,128	60,614	69,108

Basic income (loss) per common share	$0.08	$(0.07)	$0.09	$(0.06)

Diluted income (loss) per common share	$0.08	$(0.07)	$0.09	$(0.06)

The Company has issued to key executives and employees restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At June 30, 2006 and 2005 the following restricted stock and options to purchase common stock were issued and outstanding:

	June 30,	June 30,
	2006	2005
Restricted shares of Class A Common Stock	1,005,000	395,000
Options to purchase Class A Common Stock	8,469,433	8,746,347
Options to purchase Class C Common Stock	1,500,690	1,500,690
For the three and six months ended June 30, 2006, 7,417,262 and 7,387,262 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period. Earnings per share assuming dilution has not been presented for the three and six months ended June 30, 2005 as the effect of the restricted shares and options would be antidilutive.
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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$4,696	$(4,974)	$5,552	$(4,151)
Change in the fair value of derivative instruments	2,595	(2,974)	5,533	(2,146)

Comprehensive income	$7,291	$(7,948)	$11,085	$(6,297)

11. Commitments and Contingencies
As of June 30, 2006, the Company entered into various asset purchase agreements to acquire radio stations in exchange for cash. The funds for this transaction were escrowed in the amount of $2.3 million. In general, the transactions are structured such that if the Company cannot consummate these acquisitions because of a breach of contract, the Company may be liable for a percentage of the purchase price, as defined by the agreements. The ability of the Company to complete the pending acquisitions is dependent upon the Company’s ability to obtain additional equity or debt financing. The Company intends to finance the cash portion of pending acquisitions with cash on hand, the proceeds of borrowings under our credit facility or future credit facilities, and other sources to be identified. There can be no assurance the Company will be able to obtain such financing when needed. In the event that the Company is unable to obtain financing necessary to consummate the remaining pending acquisitions, the Company could be liable for a portion of the purchase price.
The contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $22.3 million as of June 30, 2006, and will be paid in accordance with the agreement through July 2009.
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
The Company has been subpoenaed by the Office of the Attorney General of the State of New York, along with other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation.
The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The Company is not a party to any lawsuit or proceeding, which, in our opinion, is likely to have a material adverse effect.
12. Variable Interest Entities and Off-Balance Sheet Arrangements
At June 30, 2006, the Company operated three stations under local marketing agreements (“LMAs”). The condensed consolidated statements of operations for the three and six months ended June 30, 2006 includes the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or June 30, 2006.
Current FCC and antitrust regulatory requirements limit the number of stations a broadcaster may own in a given local market. In order to comply with all applicable regulations, during the three months ended June 30, 2006, the Company entered into a trust agreement to place station KMAJ-AM into a trust (the “KMAJ Trust”) that comports with FCC rules and policies and thereby reduces the number of attributable ownership interests which the Company has in radio stations in the Topeka, Kansas Arbitron Metro.
Pursuant to the terms and conditions of the trust agreement, the Company has determined that it is the primary beneficiary of the KMAJ Trust and will absorb a majority of the trust’s expected returns. As a result, in accordance with the guidance provided by Financial Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, the Company has included the accounts of the KMAJ Trust in its condensed consolidated financial statements as of and for the period ended June 30, 2006.
As of June 30, 2006, the Company had no material off-balance sheet arrangements.
13. Subsequent Events
Subsequent to June 30, 2006, the Company repurchased shares of its stock under the program initially authorized on September 28, 2004. In the month of July, approximately 327,500 shares were purchased on the open market at an average price of $9.32. Management anticipates these repurchases may occur from time to time, subject to market conditions, applicable legal requirements and various other factors, including the requirements of the Company’s credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
Cumulus Media, Inc. engages in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of June 30, 2006, we owned and operated 341 stations in 67 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to three stations in three U.S. markets. In addition, the Company, along with three private equity firms, has formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. The acquisition included 33 radio stations in 8 markets. As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we continue to be the second largest radio broadcasting company in the United States based on number of stations and believe we are the third largest radio broadcasting company based on net revenues. Upon completion of all the Company’s pending acquisitions, we, directly and through our investment in CMP, will own and operate a total of 345 radio stations in 67 U.S. markets.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2006 and 2005, approximately 88% of our revenues were from local advertising. We generate national advertising revenue with the assistance of an outside national representation firm. During the second quarter of 2005, we terminated our existing contract with Interep National Radio Sales, Inc. and engaged Katz Media Group, Inc. (“Katz”) to represent the Company as its national advertising sales agent. Our decision to change national representation firms was primarily driven by a developing downward trend in national advertising revenue growth. While we believe that national advertising revenue has softened throughout much of the radio industry in recent periods, thus contributing to the downturn, we believe that Katz has the experience and resources to improve the performance of this particular source of revenue for the Company.

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
Results of Operations
Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from the Company’s condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended	Percent Change
	June 30, 2006	June 30, 2005	2006 vs. 2005
STATEMENT OF OPERATIONS DATA:
Net revenues	$87,342	$87,440	(0.1)%
Station operating expenses excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $-0- and $13,571, respectively)	55,163	68,286	(19.2)%
Depreciation and amortization	4,513	5,455	(17.3)%
Gain on assets transferred to affiliate	(2,548)	—	**
LMA fees	192	198	(3.0)%
Corporate general and administrative (excluding non-cash stock compensation expense)	4,515	3,850	17.3%
Non-cash stock compensation	3,565	1,697	110.1%
Restructuring charges (credits)	—	(215)	**

Operating income	21,942	8,169	168.6%
Interest expense, net	(8,900)	(6,116)	45.5%
Loss on early extinguishment of debt	(2,284)	—	**
Other income (expense), net	525	(19)	**
Income tax expense	(4,100)	(7,008)	(41.5)%
Equity in income (losses) of affiliate	(2,487)	—	**

Net income (loss)	$4,696	$(4,974)	**

OTHER DATA:
Station Operating Income (1)	$32,179	$32,725	(1.7)%
Station Operating Income Margin (2)	36.8%	37.4%

	For the Six	For the Six
	Months Ended	Months Ended	Percent Change
	June 30, 2006	June 30, 2005	2006 vs. 2005
STATEMENT OF OPERATIONS DATA:
Net revenues	$162,611	$159,563	1.9%
Station operating expenses excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $-0- and $13,571, respectively)	108,731	118,804	(8.5)%
Depreciation and amortization	9,326	10,812	(13.7)%
Gain on assets transferred to affiliate	(2,548)	—	**
LMA fees	397	546	(27.3)%
Corporate general and administrative (excluding non-cash stock compensation expense)	8,700	7,595	14.5%
Non-cash stock compensation	7,068	1,668	**
Restructuring charges (credits)	—	(215)	**

Operating income	30,937	20,353	52.0%
Interest expense, net	(15,426)	(11,003)	40.2%
Loss on early extinguishment of debt	(2,284)	—	**
Other income (expense), net	162	(21)	**
Income tax expense	(5,350)	(13,480)	(60.3)%
Equity in income (losses) of affiliate	(2,487)	—	**

Net income (loss)	$5,552	$(4,151)	**

OTHER DATA:
Station operating income (1)	$53,880	$54,330	(0.8)%
Station operating income margin (2)	33.1%	34.0%
Cash flows related to:
Operating activities	$29,809	$32,535	(8.4)%
Investing activities	$(13,607)	$(87,176)	(84.4)%
Financing activities	$(8,296)	$25,350	(67.3)%
Capital expenditures	$5,887	$3,762	56.5%

**	Calculation is not meaningful.

(1)	Station operating income consists of operating income (loss) before non-cash contract termination costs (benefits), gain on assets transferred to affiliate, depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, restructuring charges (credits) and impairment charges. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended June 30, 2006 Versus the Three Months Ended June 30, 2005.
Net Revenues. Net revenues decreased $0.1 million, or 0.1%, to $87.3 million for the three months ended June 30, 2006 from $87.4 million for the three months ended June 30, 2005. This decrease was primarily the result of the contribution of the Company’s Houston and Kansas City stations to its affiliate, CMP on May 3, 2006.

Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees (including non-cash contract termination costs) decreased $13.1 million, or 19.2%, to $55.2 million for the three months ended June 30, 2006 from $68.3 million for the three months ended June 30, 2005. This decrease was primarily attributable to a $13.6 million non-cash charge to record certain contract termination costs incurred during the three months ended June 30, 2005.
Depreciation and Amortization. Depreciation and amortization decreased $0.9 million, or 17.3%, to $4.5 million for the three months ended June 30, 2006 compared to $5.5 million for the three months ended June 30, 2005. This decrease was primarily attributable to previously recorded assets being fully depreciated.
LMA Fees. LMA fees totaled $0.2 million for the three months ended June 30, 2006, versus $0.2 million for the three months ended June 30, 2005. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Beaumont, Texas and Vinton, Iowa, and a station operated under a joint services agreement in Nashville, Tennessee.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses totaled $4.5 million for the three months ended June 30, 2006 as compared to $3.9 million for the three months ended June 30, 2005, primarily the result of legal and personnel costs associated with the management of CMP.
Non-Cash Stock Compensation. Non-cash stock compensation expense increased to $3.6 million for the three months ended June 30, 2006, as compared to $1.7 million of non-cash stock compensation expense for the three months ended June 30, 2005. Non-cash stock compensation recorded in the prior period is primarily comprised of (1) expense associated with 250,000 restricted shares of Class A Common Stock awarded to Lewis W. Dickey, Chairman and CEO, in April 2005, pursuant to his employment agreement dated October 14, 2004; (2) expense associated with the additional 250,000 restricted shares of Class A Common Stock subsequently awarded to Mr. Dickey on March 3, 2006 and the 250,000 restricted shares to be awarded in 2007, again pursuant to his employment agreement dated October 14, 2004; and (3) expense associated with 145,000 restricted shares of Class A Common Stock issued to certain of our other officers during the second quarter of 2005.
With regard to the non-cash stock compensation expense attributable to Mr. Dickey, following the award of shares in April 2005 management concluded that, in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement, for both the restricted shares issued in April 2005 and March 2006 and the restricted shares to be issued in 2007. As a result, management believes it should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. Dickey’s employment agreement beginning in the fourth quarter of 2004. Management assessed the materiality of non-cash stock compensation expense attributable to 2004 and the first and second quarter of 2005 and concluded that due to the immateriality of the charges and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary. As a result, management recorded the expense attributable to Mr. Dickey’s restricted shares for 2004 and the first quarter of 2005, together with amounts attributable to the second quarter of 2005, during the three months ended June 30, 2005. Non-cash stock compensation attributable to 2004 and the first quarter of 2005 totaled $0.5 million and $0.6 million, respectively. Non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for the three months ended June 30, 2005 totaled $0.6 million.
Nonoperating Income (Expense). Interest expense, net of interest income, increased by $2.8 million, or 45.5%, to $8.9 million for the three months ended June 30, 2006 compared to $6.1 million for the three months ended June 30, 2005. The increase in interest expense was primarily due to higher effective interest rates on the portion of debt subject to variable rates. There was also an increase in the average level of borrowing over the prior year. The following summary details the components of the Company’s interest expense, net of interest income (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase/
	June 30, 2006	June 30, 2005	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$9,589	$6,204	$3,385
Bank Borrowings yield adjustment — interest rate swap arrangement	(981)	(764)	(217)
Change in fair value of interest rate option agreement	(277)	809	(1,086)
Other interest expense	728	326	402
Interest income	(159)	(459)	300

Interest expense, net	$8,900	$6,116	$2,784

Equity in Loss of Affiliate. As previously described, the Company acquired a 25% stake in CMP in May 2006. For the three months ended June 30, 2006, the Company absorbed approximately $2.5 million in losses generated by CMP.
Income Taxes. Income tax expense decreased $2.9 million to $4.1 million for the three months ended June 30, 2006 as compared to income tax expense of $7.0 million for the three months ended June 30, 2005. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods. Commencing January 1, 2006, the Company is using the annual effective rate method in determining its quarterly income tax expense; previously it used the discrete method. The Company recorded an income tax benefit of approximately $1.3 million relating to the CMP transactions. The Company has also recorded a benefit of approximately $0.7 million relating to the reduction of tax rates in a certain state.
Station Operating Income. As a result of the factors described above, station operating income decreased $0.5 million, or 1.7%, to $32.2 million for the three months ended June 30, 2006 compared to $32.7 million for the three months ended June 30, 2005. Station operating income consists of operating income before non-cash contract termination costs (benefits), gain on assets transferred to affiliate, depreciation, amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, restructuring charges (credits) and impairment charges. Station operating income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non-cash contract termination costs as the charge (benefit) will never represent a cash obligation to our station operations. We exclude the gain from assets transferred to affiliate as no cash was received or is anticipated to be received. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation restructuring charges (credits) and impairment charges from the measure as they do not represent cash payments related to the operation of the stations.
We believe that station operating income is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that station operating income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used station operating income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be useful in order to determine the value of our portfolio of stations. We believe that station operating income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, station operating income is the primary measure that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing station operating income, we are providing our investors with an analysis of our performance that is consistent with that which will be utilized by our management and our Board.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	Three Months Ended
	June 30,
	2006	2005
Operating income	$21,942	$8,169
Gain on assets transferred to affiliate	(2,548)	—
LMA fees	192	198
Depreciation and amortization	4,513	5,455
Corporate general and administrative (including non-cash contract termination costs (benefit), non-cash stock compensation expense, restructuring charges (credits) and impairment charges)	8,080	18,903

Station operating income	$32,179	$32,725

Six Months Ended June 30, 2006 versus the Six Months Ended June 30, 2005.
Net Revenues. Net revenues for the six months ended June 30, 2006 increased $3.0 million to $162.6 million, a 1.9% increase from the same period in 2005, primarily as a result of organic growth over the Company’s existing station platform, reduced by the contribution of the Company’s Houston and Kansas City stations to its affiliate, Cumulus Media Partners, LLC (“CMP”) on May 3, 2006.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses in the first six months of 2006 decreased $10.5 million to $108.7 million, a decrease of 8.5% over the same period in 2005, primarily as a result of expenses associated with operation of station acquired during the first six months of 2005 (and therefore only operated in part of that period but in the first four months of period ended June 30, 2006) and general expense increases associated with operating the Company’s station portfolio. Station operating income decreased $0.5 million to $53.9 million, a decrease of 0.8% from the same period in 2005, for the reasons discussed above.
Depreciation and Amortization. Depreciation and amortization decreased $1.5 million, or 13.7%, to $9.3 million for the six months ended June 30, 2006 compared to the same period in 2005. This decrease was primarily attributable to assets transferred to CMP.
LMA Fees. LMA fees totaled $0.4 million for the six months ended June 30, 2006, compared to $0.5 million for the six months ended June 30, 2005. LMA fees in the current year were comprised primarily of fees associated with LMA agreements in Beaumont, Texas and Vinton, Iowa, and a station operated under a joint services agreement in Nashville, Tennessee.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses totaled $8.7 million for the six months ended June 30, 2006 compared to $7.6 million for the same period in the prior year. This increase of $1.1 million resulted primarily from legal and personnel costs associated with the management of CMP.
Non-Cash Stock Compensation. Non-cash stock compensation expense increased to $7.1 million for the three months ended June 30, 2006, as compared to $1.7 million of non-cash stock compensation expense for the three months ended June 30, 2005. Non-cash stock compensation recorded in the prior period is primarily comprised of (1) expense associated with 250,000 restricted shares of Class A Common Stock awarded to Lewis W. Dickey, Chairman and CEO, in April 2005, pursuant to his employment agreement dated October 14, 2004; (2) expense associated with the additional 250,000 restricted shares of Class A Common Stock to be awarded to Mr. Dickey in each of 2006 and 2007, again pursuant to his employment agreement dated October 14, 2004; and (3) expense associated with 145,000 restricted shares of Class A Common Stock issued to certain of our other officers during the second quarter of 2005.
With regard to the non-cash stock compensation expense attributable to Mr. Dickey, following the award of shares in April 2005, management concluded that, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Mr. Dickey's employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement, for both the restricted shares issued in April 2005 and the restricted shares to be issued in 2006 and 2007. As a result, management believes it should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. Dickey’s employment agreement beginning in the fourth quarter of 2004. Management assessed the materiality of non-cash stock compensation expense attributable to 2004 and the first and second quarter of 2005 and concluded that due to the immateriality of the charges and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary. As a result, management recorded the expense attributable to Mr. Dickey’s restricted shares for 2004 and the first quarter of 2005, together with amounts attributable to the second quarter of 2005, during the three months ended June 30, 2005. Non-cash stock compensation attributable to the first six months of 2005 totaled $1.2 million. Non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for the six months ended June 30, 2006 totaled $1.1 million.

Nonoperating Income (Expense). Interest expense, net of interest income, increased by $4.4 million, or 40.2%, to $15.4 million for the six months ended June 30, 2006, compared to $11.0 million for the six months ended June 30, 2005. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Six Months
	Ended	Six Months Ended	Increase/
	June 30, 2006	June 30, 2005	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$18,051	$11,446	$6,605
Bank Borrowings yield adjustment — interest rate swap arrangement	(2,496)	(1,181)	(1,315)
Change in fair value of interest rate option agreement	(1,126)	703	(1,829)
Other interest expense	1,300	828	472
Interest income	(303)	(793)	490

Interest expense, net	$15,426	$11,003	$4,423

Equity in Loss of Affiliate. As previously described, we acquired a 25% stake in CMP in May 2006. For the six months ended June 30, 2006, we absorbed approximately $2.5 million in losses generated by CMP.
Income Taxes. Income tax expense decreased $8.1 million to $5.4 million for the six months ended June 30, 2006 as compared to income tax expense of $13.5 million for the six months ended June 30, 2005. Tax expense in the current and prior year is comprised entirely of deferred tax expense and relates primarily to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods. Commencing January 1, 2006, the Company is using the annual effective rate method in determining its quarterly income tax expense; previously it used the discrete method. The Company recorded an income tax benefit of approximately $1.3 million relating to the CMP transactions. The Company has also recorded a benefit of approximately $0.7 million relating to the reduction of tax rates in a certain state.
Station Operating Income. As a result of the factors described above, station operating income decreased $0.4 million, or 0.8%, to $53.9 million for the six months ended June 30, 2006 compared to $54.3 million for the three months ended June 30, 2005. Station operating income consists of operating income before non-cash contract termination costs (benefit), gain on asset transfers to an affiliate, depreciation, and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation expense, restructuring charges (credits) and impairment charges. Station operating income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non-cash contract termination costs as the charge (benefit) will never represent a cash obligation to our station operations. Gain on transfers of assets to affiliates is excluded, as cash was not received nor is any cash anticipated to be received for these transfers. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate, expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed, We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation restructuring charges (credits) and impairment charges from the measure as they do not represent cash payments related to the operation of the stations.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	Six Months Ended
	June 30,
	2006	2005
Operating income	$30,937	$20,353
Gain on assets transferred to affiliate	(2,548)	—
LMA fees	397	546
Depreciation and amortization	9,326	10,812
Corporate general and administrative (including non-cash contract termination costs (benefits), non-cash stock compensation expense, restructuring charges (credits) and impairment charges)	15,768	22,619

Station operating income	$53,880	$54,330

Liquidity and Capital Resources
Our principal needs for funds have been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from the offering of our debt and equity securities and borrowings under credit facilities, and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs for the next 12 months, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.
For the six months ended June 30, 2006, net cash provided by operating activities decreased $3.6 million to $28.9 million from net cash provided by operating activities of $32.5 million for the six months ended June 30, 2005. As a result, the marginal decrease in cash flows from operations was primarily attributable to the timing of certain payments.

For the six months ended June 30, 2006, net cash used in investing activities decreased $73.6 million to $13.6 million from net cash used in investing activities of $87.2 million for the six months ended June 30, 2005. This decrease was primarily attributable to the absence of acquisitions and the purchases of certain intangible assets. We completed acquisitions of broadcast licenses during the prior year period (see “Historical Acquisitions” below). Acquisitions completed during the prior year were funded entirely in cash.
For the six months ended June 30, 2006, net cash used in financing activities totaled $8.3 million compared to net cash provided by financing activities of $25.4 million during the six months ended June 30, 2005. Net cash used during the current period was primarily due to the repurchase of 11.5 million shares of Class A Common Stock and 5.0 million shares of Class B Common Stock offset by an increase in borrowings under a new credit facility to fund this repurchase.
Historical Acquisitions. During the six months ended June 30, 2005, we completed three acquisitions of ten radio stations across four markets and the acquisition of a studio facility, with an aggregate purchase price of $47.8 million. Of the $47.8 million required to fund the acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable acquisition costs.
Pending Acquisitions. As of June 30, 2006, the Company was a party to an agreement to acquire one station. The aggregate purchase price of this pending acquisition is expected to be approximately $2.2 million, which the Company expects to fund in cash.
As of June 30, 2006, the Company was also a party to two asset exchange agreements, under which the Company has agreed to transfer two stations in the Ft. Walton Beach, Florida market plus $3.0 million in cash in exchange for two different stations in the market. As of June 30, 2006, the Company has put $2.3 million in escrow funds toward these asset exchange transactions.
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
Completed Acquisitions. During the six months ended June 30, 2006, the Company completed its acquisition of two radio stations in the Huntsville, Alabama market at a cost of approximately $3.3 million, paid in cash.
Cumulus Media Partners. On October 31, 2005, the Company announced that, together with three private equity firms, Cumulus had formed a new private partnership, Cumulus Media Partners, LLC (“CMP”), which entered into agreements to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”). CMP is a private partnership created by the Company, Bain Capital Partners, The Blackstone Group and Thomas H. Lee Partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff. Each of the Company and the equity partners holds a 25% equity ownership in CMP. Under the terms of the CMP LLC agreement, if certain performance targets are met, the Company’s participation in the distribution of assets from CMP may be increased to up to 40%, with the respective participations in such distributions by each equity partner reduced to as low as 20%.
On May 5, 2006, the Company announced that the acquisition of the radio broadcasting business of Susquehanna Pfaltzgraff Co. by CMP was completed at a purchase price of approximately $1.2 billion. Susquehanna’s radio broadcasting business consisted of 33 radio stations in 8 markets including San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.
In connection with the formation of CMP, the Company contributed four radio stations (including related licenses and assets) in the Houston, Texas, and Kansas City, Missouri, markets and approximately $6.3 million in cash in exchange for its membership interest in CMP. The Company recognized a gain of $2.5 million from the transfer of assets to CMP. In addition, upon consummation of the acquisition, the Company received a payment of approximately $3.5 million as consideration for advisory services provided in connection with the acquisition. The payment was recorded by the Company as a reduction in Cumulus’s investment in CMP.
For the three and six months ended June 30, 2006, the Company recorded approximately $2.5 million as equity in loss of affiliate. This amount is presented as part of nonoperating income (loss) on the accompanying unaudited condensed consolidated statement of operations. For the period May and June 2006, during which time the Company had an equity investment in CMP, the affiliate generated revenues of $42.8 million, expenses of $57.1 million and a net loss of $14.3 million. The purchase price allocations for CMP have not yet been finalized; thus this financial information may change.
Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s management will manage the operations of CMP’s subsidiaries. Pursuant to the agreement the Company receives a management fee that is expected to be approximately 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and six months ended June 30, 2006, the Company recorded as net revenues approximately $0.6 million in management fees from the agreement.

Sources of Liquidity. As of June 30, 2006, we had $779.8 million outstanding under our credit facility, comprised of $750.0 million of term loan facility borrowings and $29.8 million of revolving credit facility borrowings. During the three and six months ended June 30, 2006, there were no scheduled principal payments on the term loan facilities. During the three and six months ended June 30, 2006, we drew down $29.8 million and $50.8 million, respectively, under our revolving credit facility and made repayments of $0.0 million and $14.0 million, respectively. As of June 30, 2006, we had $70.2 million of availability under our revolving credit facility.
On June 23, 2006, the Company completed a self-tender offer for 11.5 million shares of its outstanding Class A Common Stock and on June 29, 2006, the Company repurchased 5.0 million shares of its outstanding Class B Common Stock. In connection with the tender offer and repurchase, on June 7, 2006, the Company entered into a new $850 million credit facility, which provides for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility in the aggregate principal amount of $750.0 million. The Company used the proceeds to repay all amounts outstanding under its existing credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of Class A Common Stock and 5.0 million shares of Class B Common Stock on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds are expected to be used to provide ongoing working capital (which may include the funding of future acquisitions of radio stations) and for other general corporate purposes, including capital expenditures.
The credit facility also provides for additional, incremental revolving credit or term loan facilities in an aggregate principal amount of up to an additional $200.0 million, subject to the satisfaction of certain conditions and upon the Company providing notice prior to June 30, 2009. These incremental credit facilities are permitted from time to time, and may be used to fund future acquisitions of radio stations and for other general corporate purposes, including capital expenditures. Any incremental credit facilities will be secured and guaranteed on the same basis as the term loan and revolving credit facilities.
The Company’s obligations under the credit facility are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.) and 65% of the capital stock of certain first-tier foreign subsidiaries. In addition, the Company’s obligations under the Credit Agreement will be guaranteed by certain of its subsidiaries.
The term loan facility will mature on June 7, 2013 and will amortize in equal quarterly installments beginning on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at the option of the Company, the commitment will remain unchanged up to that date.
Borrowings under the term loan facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 2.0% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 1.0%. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon the Company’s leverage ratio). As of June 30, 2006, the effective interest rate of the outstanding borrowings pursuant to the credit facility is approximately 7.05%.
Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities) and upon the sale of certain assets.
Under the terms of the credit agreement governing the credit facility, the Company is subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit facility. At June 30, 2006, the Company was in compliance with such financial and operating covenants.
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
In connection with the retirement of the Company’s pre-existing credit facilities, the Company recorded a loss on early extinguishment of debt of $2.2 million, which was comprised of previously capitalized loan origination expenses. In connection with the new credit facility, the Company capitalized approximately $1.6 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.
New Accounting Pronouncement
In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits or liabilities of tax return positions in a company’s financial statements. The Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company has not yet determined the impact of this new pronouncement, however, the Company will begin to assess its tax return positions in order to apply the provisions of the new Interpretation for its fiscal year beginning January 1, 2007.
Summary Disclosures About Contractual Obligations and Commercial Commitments
The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of June 30, 2006 (dollars in thousands):
Payments Due By Period

		Less Than	2 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)(2)	$779,750	$7,500	$15,000	$15,000	$742,250
Acquisition obligations (3)	$1,353	$1,353	—	—	—
FCC auctions (4)	$1,294	$1,294	—	—	—
Operating leases	$60,051	$4,089	$16,326	$11,046	$28,590
Digital radio capital obligations (5)	$23,000	$1,000	$6,000	$8,000	$8,000
Other operating contracts(6)	$25,094	$4,517	$19,324	$1,253	—

Total Contractual Cash Obligations	$890,542	$19,753	$56,650	$35,299	$778,840

(1)	Under our credit agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at June 30, 2006, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $323.8 million of interest on borrowings through June, 2013 ($51.6 million due in less than 1 year, $101.7 million due in years 2 and 3, $99.7 million due in years 4 and 5 and $70.8 million due after 5 years).

(3)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations.

(4)	Amount is reflective of the unfunded obligation relative to seven FM frequencies we won in an auction sponsored by the FCC.

(5)	Amount represents the estimated capital requirements to convert 240 of our stations to an HD Radio™ broadcasting format.

(6)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms. In addition, amounts include $4.1 million of station acquisition purchase price which was deferred beyond the closing of the transaction and which is being paid monthly over a 5 year period.
Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years
Letter of Credit(1)	$105	$105	$—	$—	$—

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2006, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.9 million and $3.9 million for the three and six months ended June 30, 2006, respectively. As part of our efforts to mitigate interest rate risk, in March 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $379.8 million of borrowings outstanding at June 30, 2006 which are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.9 million and $1.9 million for the three and six months ended June 30, 2006.
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
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in our most recently filed Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On September 28, 2004, we announced that our Board of Directors had authorized the repurchase, from time to time, of up to $100.0 million of our Class A Common Stock, subject to the terms of our then-existing credit agreement. Subsequently, on December 7, 2005, we announced that our Board had authorized the purchase of up to an additional $100.0 million of our Class A Common Stock. We did not repurchase any shares of our Class A Common Stock pursuant to the Board-approved repurchase plans during the three months ended June 30, 2006. However, on June 23, 2006 we completed the purchase of 11.5 million shares of our Class A Common Stock pursuant to a self-tender offer, and on June 29, 2006 we repurchased 5.0 million shares of our Class B Common Stock pursuant to a stock purchase agreement with affiliates of Banc of America Capital Investors.
     The following table summarizes the repurchases of our common stock during the three months ended June 30, 2006:

					Maximum Dollar
				Total Number of	Value of Shares
				Shares Purchased As	that May Yet Be
	Total Number of		Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased		Per Share	Announced Program	the Program
April 1, 2006 — April 30, 2006	0		$—	0	$63,933,301	(2)
May 1, 2006 — May 31, 2006	0		$—	0	$63,933,301	(2)
June 1, 2006 — June 30, 2006	16,500,000	(1)	$11.50	0	$63,933,301	(2)
Total	16,500,000

(1) Represents the purchase of 11.5 million shares of Class A Common Stock pursuant to a self-tender offer completed on June 23, 2006 and the purchase of 5.0 million shares of Class B Common Stock pursuant to a stock purchase agreement with affiliates of Banc of America Capital Investors.
(2) Due to restrictions in our credit agreement, the actual maximum dollar value of shares that may yet be purchased under our Board-approved repurchase plans as of June 30, 2006 is limited to $8.9 million.
     Cumulatively, including repurchases subsequent to June 30 through July 31, 2006, and including shares of Class A Common Stock purchased pursuant to the tender offer and shares of Class B Common Stock pursuant to the stock purchase agreement, we have repurchased 22,609,652 shares of Class A Common Stock or approximately $273.2 million in aggregate value, and 5,000,000 shares of Class B Common Stock, or approximately $57.5 million in aggregate value, since approval of the repurchase plans. We have authority to purchase an additional $63.9 million of our Class A Common Stock, although as of July 31, 2006, the current terms of our credit agreement would limit us to approximately $5.8 million in additional repurchases.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2006 annual meeting of stockholders was held on May 11, 2006. Ralph B. Everett and Holcombe T. Green, Jr. were re-elected as Class I directors of the Company by the holders of our Class A Common Stock and our Class C Common Stock, voting together as a single class.
The results of voting on the proposals submitted for approval at the annual meeting of the stockholders were as follows:
Proposal No. 1 (Election of Directors)

Nominee	Class	For	Abstain/Withheld
Ralph B. Everett	Class I	50,534,661	437,701
Holcombe T. Green, Jr.	Class I	50,535,539	436,823
     Proposal No. 2 (Approve the Appointment of KPMG LLP as independent auditors for the year ending December 31, 2006)

		Broker Non-	Abstain /
For	Against	Votes	Withheld
50,598,265	364,906	—	9,191
Item 5. Other Information
     Not applicable.

Item 6. Exhibits
31.1	— Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	— Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: August 9, 2006	By:	/s/ Martin R. Gausvik
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