Form 10-Q
period 2006-09-30
CUMULUS MEDIA INC
filed 2006-11-09
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, the registrant had 42,729,857 outstanding shares of common stock consisting of (i) 35,454,227 shares of Class A Common Stock; (ii) 6,630,759 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$6,694	$5,121
Accounts receivable, less allowance for doubtful accounts of $1,955 and $2,404, respectively	55,310	54,258
Prepaid expenses and other current assets	11,768	11,705
Deferred tax assets	154	154

Total current assets	73,926	71,238
Property and equipment, net	74,350	87,588
Intangible assets, net	988,227	1,041,340
Goodwill	185,853	185,517
Investment in affiliate	73,356	—
Other assets	15,387	20,683

Total assets	$1,411,099	$1,406,366

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,114	$29,561
Current portion of long-term debt	7,500	—

Total current liabilities	39,614	29,561
Long-term debt	760,375	569,000
Other liabilities	17,223	17,925
Deferred income taxes	212,916	203,870

Total liabilities	1,030,128	820,356

Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share: 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 58,485,879 and 58,307,248 shares issued, respectively; 35,454,227 and 49,536,596 shares outstanding, respectively	585	583
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 6,630,759 and 11,630,759 shares issued and outstanding	66	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury Stock, at cost, 23,031,652 and 8,770,652 shares, respectively	(276,874)	(110,379)
Accumulated other comprehensive income	7,117	7,401
Additional paid-in-capital	971,654	1,016,687
Accumulated deficit	(316,591)	(323,412)
Loan to officer	(4,992)	(4,992)

Total stockholders’ equity	380,971	586,010

Total liabilities and stockholders’ equity	$1,411,099,	$1,406,366

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Broadcast revenues	$82,947	$85,326	$244,932	$244,889
Management fee from affiliate	1,004	—	1,630	—

Net revenues	83,951	85,326	246,562	244,889
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including non-cash termination costs of $0 in 2006 and $0 for the three and $13,571 for the nine months in 2005)	51,877	52,891	160,608	171,695
Depreciation and amortization	4,236	5,464	13,562	16,277
Gain on assets transferred to affiliate	—	—	(2,548)	—
LMA fees	400	174	797	720
Corporate general and administrative (including non-cash stock compensation expense of $3,696, $774, $10,765 and $2,442, respectively )	7,077	4,389	22,845	13,651
Restructuring credits	—	—	—	(215)

Total operating expenses	63,590	62,918	195,264	202,128

Operating income	20,361	22,408	51,298	42,761

Non-operating income (expense):
Interest expense	(14,477)	(5,678)	(30,206)	(17,474)
Interest income	239	163	542	957
Loss on early extinguishment of debt	—	(1,192)	(2,284)	(1,192)
Other income (expense), net	(117)	451	45	429

Total nonoperating expenses, net	(14,355)	(6,256)	(31,903)	(17,280)

Income before income taxes	6,006	16,152	19,395	25,481
Income tax expense	(3,696)	(7,020)	(9,046)	(20,500)
Equity in loss of affiliate	(1,041)	—	(3,528)	—

Net income	$1,269	$9,132	$6,821	$4,981

Basic and diluted income per common share:
Basic income per common share	$0.03	$0.14	$0.13	$0.07

Diluted income per common share	$0.03	$0.13	$0.12	$0.07

Weighted average basic common shares outstanding	42,623,395	66,227,561	53,654,681	68,137,015

Weighted average diluted common shares outstanding	43,721,263	67,683,053	54,975,235	69,703,696

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$6,821	$4,981
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	2,284	1,192
Depreciation	13,147	15,765
Amortization of intangible assets and other assets	289	512
Amortization of debt issuance costs	126	283
Provision for doubtful accounts	2,461	2,800
Non-cash contract termination costs	—	13,571
Adjustment of the fair value of derivative instruments	(118)	357
Deferred income taxes	9,046	20,500
Non-cash stock compensation	10,765	2,442
Net gain on disposition of fixed assets	99	(931)
Adjustment of restructuring charges	—	(215)
Gain on transfer of assets to unconsolidated affiliate	(2,548)	—
Equity gain (loss) on investment in unconsolidated affiliate	3,528	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,531)	(7,066)
Prepaid expenses and other current assets	(1,464)	1,942
Accounts payable and accrued expenses	3,020	4,755
Other assets	2,223	(2,291)
Other liabilities	97	940

Net cash provided by operating activities	44,245	59,537

Cash flows from investing activities:
Acquisitions, including investment in affiliate	(2,733)	(47,389)
Purchase of intangible assets	(9,152)	(36,689)
Escrow deposits on pending acquisitions	1,907	(2,347)
Capital expenditures	(8,165)	(6,901)
Proceeds from sale of fixed assets	—	2,620
Other	192	(336)

Net cash used in investing activities	(17,951)	(91,042)

Cash flows from financing activities:
Proceeds from bank credit facility	814,750	624,000
Repayments of borrowings from bank credit facility	(615,875)	(549,102)
Payments for debt issuance costs	(1,255)	(4,395)
Payment for repurchase of common stock	(223,995)	(63,347)
Proceeds from issuance of common stock	1,654	578

Net cash provided by (used in) financing activities	(24,721)	7,734

Increase (decrease) in cash and cash equivalents	1,573	(23,771)
Cash and cash equivalents at beginning of period	5,121	31,960

Cash and cash equivalents at end of period	$6,694	$8,189

Supplemental disclosure of cash flow information:
Interest paid	$32,037	$17,864
Income taxes paid	—	—
Non-cash operating and financing activities:
Trade revenue	$13,167	$12,509
Trade expense	13,209	12,023
See accompanying notes to condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10.01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.
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
On March 30, 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies when an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however, the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47, which also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation, was effective for the three and nine months ended September 30, 2006. The adoption by the Company of FIN 47 did not have an effect on the Company’s financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring that a voluntary change in accounting principle be applied retrospectively with all prior periods’ financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle and corrections of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes that the adoption of SFAS No. 154 has not had an effect on the Company’s consolidated financial statements.
In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007 and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits or liabilities of tax return positions in a company’s financial statements. The Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company has not yet determined the impact of this new pronouncement; however, the Company will begin to assess its tax return positions in order to apply the provisions of the new Interpretation for its fiscal year beginning January 1, 2007.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not amend or change the SEC Staff’s previous positions in Staff Accounting Bulletin No. 99, “Materiality,” regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108.
Accounting for National Advertising Agency Contract
In May 2005, the Company was released from its pre-existing national advertising sales agency contract with Interep National Radio, Inc. and engaged Katz Media Group, Inc. (“Katz”) as its new national advertising sales agent. The contract has several economic elements which principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.
The following are the principal economic elements of the contract that can affect the base commission rate:
•	A $13.6 million non-cash charge related to the termination of our contract with our former national advertising agent.

•	Potential commission rebates from Katz in the event that revenue from national advertising does not meet stated targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The amounts deemed probable for the periods presented of settlement relate to national advertising revenues from the first year and a portion of the second year of the Katz contract.

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue targets. No additional commission payments have been assumed for the periods presented.
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
2. Stock Based Compensation
Effective January 1 2006, the Company adopted SFAS No. 123(R). The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant, using an option-pricing model, is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables and is based principally on the historical volatility. These variables include its expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.
Stock options of 431,050 shares were granted during the three months ended September 30, 2006. In February 2005, the Company granted 367,000 options. Stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. Due to the long life of expected options, management believes historical volatility is a better measure than implied volatility. The Company bases the risk-free interest rate that it uses in its option pricing model on U.S. Treasury Zero Coupon strip issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Similar to the expected-term assumption used in the valuation of awards, the Company splits its population into two categories, (1) executives and (2) non-executive employees. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The assumptions used for valuation of the 2005 option awards were an expected term of 7.5 years; volatility of 81%; risk-free rate of 4.2%; and an expected dividend rate of 0%. The assumptions used for valuation of the 2006 option awards were an expected term of 7.5 years; volatility of 74.5%; risk-free rate of 4.99%; and an expected dividend rate of 0%.

For the three and nine months ended September 30, 2006, the Company recognized approximately $2.9 million and $8.4 million, respectively, in non-cash stock-based compensation expense relating to stock options. There is no tax benefit associated with this expense due to the Company’s net operating loss position. Under the previously acceptable accounting method, there would have been no compensation expense recognized in the three and nine months ended September 30, 2006.
The Company has also issued restricted stock awards to certain key employees. Generally, the restricted stock vests over a four-year period, thus the Company recognizes compensation expense over the four-year period equal to the grant date value of the shares awarded to the employee. Should the non-vested stock awards include performance or market conditions, management will examine the appropriate requisite service period to recognize the cost associated with the award on a case-by-case basis. The Company has several different plans under which stock options or restricted stock awards have been or may be granted. A complete description of these plans is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
As of September 30, 2006, there was unrecognized compensation costs, adjusted for estimated forfeitures (with a range from approximately 0% to 21%), of approximately $14.5 million related to non-vested stock options and approximately $7.9 million related restricted stock options that will be recognized over 4.0 and 7.5 years, respectively. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
The Company also has an Employee Stock Purchase Plan (ESPP) that allows qualifying employees to purchase shares of Class A Common Stock at the end of each calendar year at 85% of the lesser of the fair market value of the Class A Common Stock on the first or last trading day of the year. Due to the significant discount offered and the inclusion of a look-back feature, the Company’s current ESPP is considered compensatory upon adoption of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The following table illustrates the pro forma effect on net income if the fair value-based method had been applied to all outstanding and unvested awards in the three and nine months ended September 30, 2005 (dollars in thousands except for per share data).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$9,132	$4,981
Add: Stock-based compensation expense included in reported net income	774	2,442
Deduct: Total stock based compensation expense determined under fair value-based method	(3,012)	(9,423)

Pro forma net income/(loss)	$6,894	$(2,000)

Basic income/(loss) per common share:
As reported	$0.14	$0.07
Pro forma	$0.10	$(0.03)
Diluted income/(loss) per common share:
As reported	$0.13	$0.07
Pro forma	$0.10	$(0.03)

The following table sets forth the summary of option activity under the Company’s stock option plans for the three and nine months ended September 30, 2006:

		Exercise	Weighted Avg
	Shares	Price per share	Exercise Price
Balance December 31, 2005	10,073,220	$2.79–27.88	$14.40
Granted	—	—	—
Exercised	(45,814)	$5.92–6.44	$6.29
Forfeited	(25,638)	$5.58–19.51	$10.05

Balance March 31, 2006	10,001,768		$14.44
Granted	—	—	—
Exercised	(7,219)	$5.92–6.44	$6.28
Forfeited	(24,426)	$5.92–19.25	$14.23

Balance June 30, 2006	9,970,123		$14.44
Granted	431,050	$9.40-9.40	$9.40
Exercised	(1,000)	$5.92-5.92	$5.92
Forfeited	(31,129)	$5.92-19.25	$14.90

Balance September 30, 2006	10,369,044		$14.23

     The following table summarizes information about stock options outstanding at September 30, 2006:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Outstanding as of	Contractual	Exercise	Exercisable as of	Exercise
Exercise Prices	September 30, 2006	Life	Price	September 30, 2006	Price
$2.79 - $5.58	73,377	4.2 years	$3.94	73,377	$3.94
$5.58 - $8.36	2,448,359	4.3 years	$6.19	2,448,359	$6.19
$8.36 - $11.15	459,050	9.5 years	$9.38	30,000	$9.14
$11.15 - 13.94	180,000	5.1 years	$12.80	180,000	$12.80
$13.94 - 16.73	4,406,968	4.8 years	$14.35	4,078,935	$14.37
$16.73 - 19.51	1,609,977	6.5 years	$19.02	1,139,573	$18.87
$19.51 - 22.30	171,994	1.8 years	$20.67	171,994	$20.67
$22.30 - 25.09	93,815	1.8 years	$24.19	93,815	$24.19
$25.09 – 27.88	925,504	2.9 years	$27.88	925,504	$27.88

	10,369,044	4.9 years	$14.23	9,141,557	$14.19

3. Non-Vested (Restricted) Stock Awards
On April 25, 2005, the Compensation Committee of the Board of Directors granted 145,000 restricted shares of its Class A Common Stock to certain officers, other than the Chief Executive Officer. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.9 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the three and nine months ended September 30, 2006, the Company recognized $0.12 million and $0.36 million, respectively, of non-cash stock compensation expense related to these restricted shares. No tax benefit is recognized due to the Company’s net operating loss position.
On March 3, 2006, the Compensation Committee of the Board of Directors granted 110,000 restricted shares of its Class A Common Stock to certain officers, other than the Chief executive Officer. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.3 million. Stock compensation expense for these fixed awards will be recognized on a straight-line basis over each award’s vesting period. For the three and nine months ended September 30, 2006, the Company recognized $0.08 million and $0.18 million, respectively, of non-cash stock compensation expense related to these restricted shares.

On October 14, 2004, the Company entered into a new employment agreement with its Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. This agreement provides that Mr. Dickey will be granted 250,000 restricted shares of Class A Common Stock in each of 2005, 2006 and 2007. The fair value on the effective grant date (October 14, 2004) of all of the restricted shares to be issued to Mr. Dickey, pursuant to his employment agreement, was $10.2 million.
In accordance with his agreement, the Compensation Committee of the Board of Directors granted 250,000 restricted shares to Mr. Dickey on each of April 25, 2005 and March 3, 2006. Following the initial award, management concluded that, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement (October 14, 2004), for the restricted shares issued in April 2005, as well as the restricted shares the Company was obligated to award Mr. Dickey in 2006 and 2007. Non-cash stock compensation expense attributable to Mr. Dickey’s shares for the three and nine months ended September 30, 2006 totaled $0.6 million and $1.6 million, respectively.
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
Subsequent to December 31, 2005, the Compensation Committee of the Board of Directors determined that the approved financial target for the first fiscal year following the date of grant and associated with one-half of the performance restricted shares granted in April 2005 was not achieved. As a result, those 62,500 shares converted to time-vested shares and will vest on the eighth anniversary of the grant date.
As of September 30, 2006, management believes it is probable that the remaining performance targets associated with Mr. Dickey’s performance restricted shares will be met in future years.
4. Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through Accumulated Other Comprehensive Income, a component of stockholders’ equity.
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

The fair value of the May 2005 Swap is determined periodically by obtaining quotations from the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the May 2005 Swap are reported in Accumulated Other Comprehensive Income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently are reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. The condensed consolidated balance sheet as of September 30, 2006 reflects other long-term assets of $9.8 million to reflect the fair value of the May 2005 Swap.
In order to affect the lowest fixed rate under the May 2005 Swap, Cumulus also entered into an interest rate option agreement in May 2005 (the “May 2005 Option”), which provides that the counterparty to the May 2005 Swap, Bank of America, may unilaterally extend the period of the swap for two additional years, from March 2009 through March 2011. This option may only be exercised in March 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of operating results. Interest expense, including amortization of the initial May 2005 value, for the three and nine months ended September 30, 2006 includes $1.0 million expense and $0.1 million gain, respectively, and the condensed consolidated balance sheet as of September 30, 2006 reflects other long-term liabilities of $1.5 million to reflect the fair value of the May 2005 Option.
5. Acquisitions and Dispositions
Pending Acquisitions
There were no pending acquisitions at September 30, 2006.
Completed Acquisitions
During the nine months ended September 30, 2006, the Company completed its acquisition of (i) two stations, WWXQ-FM and WXQW-FM, serving Huntsville, Alabama; and (ii) one station, KAYD-FM serving Beaumont, Texas. The total purchase price associated with these acquisitions was $5.5 million. The Company also completed an Asset Transfer Agreement where Cumulus transferred WNCV-FM plus $1.5 million cash to Star Broadcasting in exchange for WPGG-FM, both in the Fort Walton Beach, Florida market. These stations were primarily acquired as they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States.
6. Investment in Affiliate
On October 31, 2005, the Company announced that, together with Bain Capital Partners, The Blackstone Group and Thomas H. Lee Partners, it had formed a new private partnership, Cumulus Media Partners, LLC (“CMP”). CMP is a private partnership created by the Company and the equity partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. Each of the Company and the equity partners holds a 25% equity ownership in CMP. Under the terms of the partnership arrangement, if certain performance targets are met, the Company’s participation in the distribution of assets from CMP may be increased to up to 40%, with the respective participations in such distributions by each equity partner reduced to as low as 20%.
On May 5, 2006, the Company announced that the acquisition of the radio broadcasting business of Susquehanna Pfaltzgraff Co. by CMP was completed at a purchase price of approximately $1.2 billion. Susquehanna’s radio broadcasting business consisted of 33 radio stations in 8 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.
In connection with the formation of CMP, the Company contributed four radio stations (including related licenses and assets) in the Houston, Texas and Kansas City, Missouri markets and approximately $6.2 million in cash in exchange for its membership interests in CMP. The Company recognized a gain of $2.5 million from the transfer of assets to CMP. In addition, upon consummation of the acquisition, the Company received a payment of approximately $3.5 million as consideration for advisory services provided in connection with the acquisition. The payment was recorded by the Company as a reduction in Cumulus’s investment in CMP.
The Company’s investment in CMP will be accounted for under the equity method. For the three and nine months ended September 30, 2006, the Company recorded approximately $1.0 million and $3.5 million, respectively, as equity in losses of affiliate. This amount is presented as part of nonoperating income (loss) on the accompanying condensed consolidated statement of operations. For the period May through September 2006, during which time the Company had an equity investment in CMP, the affiliate generated revenues of $104.0 million, operating expense of $58.4 million and a net loss of $14.1 million.

Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s management will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and nine months ended September 30, 2006, the Company recorded as net revenues approximately $1.0 million and $1.6 million in management fees from CMP.
7. Long-Term Debt
The Company’s long-term debt consisted of the following at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September30,	December 31,
	2006	2005
Term loan and revolving credit facilities at 7.70% and 5.63%, respectively	$767,875	$569,000
Less: Current portion of long-term debt	(7,500)	—

	$760,375	$569,000

On July 14, 2005, the Company entered into an $800 million credit facility, which provided for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. The proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, were used by the Company primarily to repay all amounts owed under its prior credit facility.
In connection with the retirement of the Company’s pre-existing credit facilities, in July 2005 the Company recorded a loss on early extinguishment of debt of $1.2 million, which was comprised of previously capitalized loan origination fees. In connection with the 2005 credit facility, the Company capitalized approximately $4.3 million of debt issuance costs, which were amortized to interest expense over the life of the debt.
On June 23, 2006, the Company announced the completion of a tender offer for 11.5 million outstanding shares of its Class A Common Stock. In connection with the tender offer, the Company also agreed to repurchase 5.0 million shares of its outstanding Class B Common Stock (see note 8).
In connection with the pending tender offer and common stock repurchase, on June 7, 2006, the Company entered into a new $850 million credit facility, which provides for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility in the aggregate principal amount of $750.0 million. The proceeds were used by the Company to repay all amounts outstanding under its 2005 credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of the Company’s Class A Common Stock and 5.0 million shares of the Company’s Class B Common Stock, which occurred on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds are expected to be used to provide ongoing working capital (which may, in the future, include the funding of future acquisitions of radio stations) and for other general corporate purposes, including capital expenditures. As of September 30, 2006, there was $19.8 million outstanding under the revolving credit facility.
The new credit facility also provides for additional, incremental revolving credit or term loan facilities in an aggregate principal amount of up to an additional $200.0 million, subject to the satisfaction of certain conditions and upon the company providing notice prior to June 30, 2009. These incremental credit facilities are permitted from time to time, and may be used to fund future acquisitions of radio stations and for other general corporate purposes, including capital expenditures. Any incremental credit facilities will be secured and guaranteed on the same basis as the term loan and revolving credit facility.
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
The term loan facility will mature on June 7, 2013 and amortizes in equal quarterly installments beginning on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at the option of the Company, the commitment will remain unchanged up to that date.

Borrowings under the term loan facility bear interest, at the Company’s option, at a rate equal to LIBOR plus 2.0% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 1.0%. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon the Company’s leverage ratio).
As of September 30, 2006, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.70%.
Certain mandatory prepayments of the term loan facility would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities) and upon the sale of certain assets.
Under the terms of the credit agreement governing the credit facility, the Company is subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit facility. At September 30, 2006, the Company was in compliance with such financial and operating covenants.
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
In connection with the retirement of the Company’s pre-existing credit facilities, in June 2006 the Company recorded a loss on early extinguishment of debt of $2.3 million, which was comprised of previously capitalized loan origination expenses. In connection with the new credit facility, the Company capitalized approximately $1.6 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.
8. Share Repurchases
On September 28, 2004, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $100.0 million of the Company’s Class A Common Stock, subject to the terms of the Company’s then-existing credit agreement. Subsequently, on December 7, 2005, the Company announced that its Board had authorized the purchase of up to an additional $100.0 million of the Company’s Class A Common Stock. Cumulatively, at September 30, 2006, the Company repurchased 11,531,652 shares, or $143.0 million in aggregate value, of its Class A Common Stock pursuant to the Board approved stock repurchase plans. The Company has authority to repurchase an additional approximately $57.0 million of the Company’s Class A Common Stock, although the current terms of the credit agreement would limit the Company to approximately $2.0 million in additional purchases.
In addition, during June, 2006, as part of a separate $200.0 million Board-approved recapitalization, the Company completed a “modified Dutch Auction” tender offer and purchased 11.5 million shares of its outstanding Class A Common Stock at a price per share of $11.50, or approximately $132.3 million. The shares purchased represented approximately 24.1% of the Company’s outstanding Class A Common Stock at the time. The Company also purchased 5.0 million shares of Class B Common Stock at a purchase price of $11.50 per share or approximately $57.5 million. The shares purchased represented approximately 43.0% of the Company’s outstanding Class B Common Stock. These Class B Common shares were subsequently retired. During the three months ended September 30, 2006, the Company purchased an additional 749,500 shares of its outstanding Class A Common Stock at an average price per share of $9.25, or approximately $6.9 million.

Cumulatively, during 2006, the Company repurchased 14,261,000 shares of its outstanding Class A Common Stock at an average price per share of $11.56, or approximately $164.9 million and 5,000,000 shares of its outstanding Class B Common Stock at an average price per share of $11.50, or approximately $57.5 million .
9. Earnings Per Share
The following table sets forth the computation of basic and diluted income per share for the three and nine month periods ended September 30, 2006 and 2005 (in thousands, except per share data).

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator:
Net income	$1,269	$9,132	$6,821	$4,981
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	42,623	66,228	53,655	68,137
Effect of dilutive securities:
Options	940	1,328	1,137	1,404
Restricted shares	158	127	183	163

Shares applicable to diluted income per common share	43,721	67,683	54,975	69,704

Basic income per common share	$0.03	$0.14	$0.13	$0.07

Diluted income per common share	$0.03	$0.13	$0.12	$0.07

The Company has issued to key executives and employees restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At September 30, 2006 and 2005, the following restricted stock and options to purchase common stock were issued and outstanding:

	September 30,	September 30,
	2006	2005
Restricted shares of Class A Common Stock	1,005,000	395,000
Options to purchase Class A Common Stock	8,868,354	8,691,530
Options to purchase Class C Common Stock	1,500,690	1,500,690
For the three and nine months ended September 30, 2006, 7,388,258 and 7,388,258 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period and their effect would be antidilutive. For the three and nine months ended September 30, 2005, 7,525,797 and 7,371,797 options, respectively, were not included in the calculation of weighted average diluted common shares outstanding as their effect would also be antidilutive.
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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income	$1,269	$9,132	$6,821	$4,981
Change in the fair value of derivative instruments	(5,816)	5,812	(283)	3,665

Comprehensive income (loss)	$(4,547)	$14,944	$6,538	$8,646

11. Commitments and Contingencies
The contract with Katz, as describe in Note 1, contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $20.3 million as of September 30, 2006, and will be paid in accordance with the agreement through July 2009.
In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable the Company to convert to and utilize HD Radio(TM) technology on 240 of the Company’s stations. Under the terms of the agreement, the Company committed to convert the 240 stations over a seven-year period beginning in the second half of 2005. The conversion of stations to the HD Radio™ technology will require an investment in certain capital equipment over the next five years. Management estimates its investment will be approximately $0.13 million per station converted.
The Company has been subpoenaed by the Office of the Attorney General of the State of New York, along with other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation.
The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The Company is not a party to any lawsuit or proceeding, which, in management’s opinion, is likely to have a material adverse effect.
12. Variable Interest Entities and Off-Balance Sheet Arrangements
At September 30, 2006, the Company operated one station under a local marketing agreement (“LMA”). The condensed consolidated statements of operations for the three and nine months ended September 30, 2006 includes the revenue and broadcast operating expenses of this radio station and any related fees associated with the LMA from the effective date of the LMA through September 30, 2006.
Current FCC and antitrust regulatory requirements limit the number of stations a broadcaster may own in a given local market. In order to comply with all applicable regulations, during the three months ended June 30, 2006, the Company entered into a trust agreement to place station KMAJ-AM into a trust (the “KMAJ Trust”) that comports with FCC rules and policies and thereby reduces the number of attributable ownership interests which the Company has in radio stations in the Topeka, Kansas Arbitron Metropolitan area.
Pursuant to the terms and conditions of the trust agreement, the Company has determined that it is the primary beneficiary of the KMAJ Trust and will absorb a majority of the trust’s expected returns. As a result, in accordance with the guidance provided by Financial Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, the Company has included the accounts of the KMAJ Trust in its condensed consolidated financial statements as of and for the period ended September 30, 2006.
As of September 30, 2006, the Company had no material off-balance sheet arrangements.
13. Current Period Related Party Transactions
A member of the Board of Directors, Mr. Eric Robison, has entered into a contract with the Company to provide various consulting services to the Company in connection with identifying and pursuing possible business development opportunities. This contract is in the initial stages and the costs incurred through September 30, 2006 are minimal. In conjunction with this contract, the Director resigned as a member of the Audit Committee of the Board.

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
Overview
We engage in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. In addition, we, along with three private equity firms, formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. The acquisition included 33 radio stations in 8 markets. As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the third largest radio broadcasting company based on net revenues. As of September 30, 2006, directly and through our investment in CMP, we owned and operated 345 stations in 67 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to one station in a U.S. market. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2006 and 2005, approximately 89% of our revenues were from local advertising. We generate national advertising revenue with the assistance of an outside national representation firm. During the second quarter of 2005, we terminated our existing contract with Interep National Radio Sales, Inc. and engaged Katz Media Group, Inc. (“Katz”) to represent the Company as its national advertising sales agent. Our decision to change national representation firms was primarily driven by a developing downward trend in national advertising revenue growth. While we believe that national advertising revenue has softened throughout much of the radio industry in recent periods, thus contributing to the downturn, we believe that Katz has the experience and resources to improve the performance of this particular source of revenue for the Company.

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
Results of Operations
Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended	Percent Change
	September 30, 2006	September 30, 2005	2006 vs. 2005
STATEMENT OF OPERATIONS DATA:
Net revenues	$83,951	$85,326	(1.6)%
Station operating expenses excluding depreciation, amortization and LMA fees	51,877	52,891	(1.9)%
Depreciation and amortization	4,236	5,464	(22.5)%
LMA fees	400	174	129.9%
Corporate general and administrative (excluding non-cash stock compensation expense)	3,381	3,615	(6.5)%
Non-cash stock compensation	3,696	774	377.5%

Operating income	20,361	22,408	(9.1)%
Interest expense, net	(14,238)	(5,515)	158.2%
Loss on early extinguishment of debt	—	(1,192)	* *
Other income (expense), net	(117)	451	(125.9)%
Income tax expense	(3,696)	(7,020)	(47.4)%
Equity in losses of affiliate	(1,041)	—	* *

Net income	$1,269	$9,132	(86.1)%

OTHER DATA:
Station Operating Income (1)	$32,074	$32,435	(1.1)%
Station Operating Income Margin (2)	38.2%	38.0%

	For the Nine	For the Nine
	Months Ended	Months Ended	Percent Change
	September 30, 2006	September 30, 2005	2006 vs. 2005
STATEMENT OF OPERATIONS DATA:
Net revenues	$246,562	$244,889	0.7%
Station operating expenses excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $0 and $13,571, respectively)	160,608	171,695	(6.5)%
Depreciation and amortization	13,562	16,277	(16.7)%
Gain on assets transferred to affiliate	(2,548)	—	**
LMA fees	797	720	10.7%
Corporate general and administrative (excluding non-cash stock compensation expense)	12,080	11,209	7.8%
Non-cash stock compensation	10,765	2,442	340.8%
Restructuring credits	—	(215)	**

Operating income	51,298	42,761	20.0%
Interest expense, net	(29,664)	(16,517)	79.6%
Loss on early extinguishment of debt	(2,284)	(1,192)	91.6%
Other income, net	45	429	(89.5)%
Income tax expense	(9,046)	(20,500)	(55.9)%
Equity in losses of affiliate	(3,528)	—	**

Net income	$6,821	$4,981	36.9%

OTHER DATA:
Station operating income (1)	$85,954	$86,765	(0.9)%
Station operating income margin (2)	34.9%	35.4%
Cash flows related to:
Operating activities	$44,245	$59,537	(25.7)%
Investing activities	$(17,951)	$(91,042)	(80.3)%
Financing activities	$(24,721)	$7,734	(419.6)%
Capital expenditures	$(8,165)	$(6,901)	18.3%

**	Calculation is not meaningful.

(1)	Station operating income consists of operating income before non-cash contract termination costs, gain on assets transferred to affiliate, depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, restructuring credits and impairment charges. Station operating income should not be considered in isolation or as a substitute for net income (loss), operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended September 30, 2006 Versus the Three Months Ended September 30, 2005.
Net Revenues. Net revenues decreased $1.3 million, or 1.6%, to $84.0 million for the three months ended September 30, 2006 from $85.3 million for the three months ended September 30, 2005. This decrease was primarily the result of the contribution of our Houston and Kansas City stations to our affiliate, Cumulus Media Partners, LLC (“CMP”) on May 3, 2006, and the resulting loss of the revenue streams from those stations, offset by $1.0 million in management fees from CMP and organic growth over our existing station platform.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees, decreased $1.0 million, or 1.9%, to $51.9 million for the three months ended September 30, 2006 from $52.9 million for the three months ended September 30, 2005. This decrease was primarily attributable to the contribution of our Houston and Kansas City stations to CMP, on May 3, 2006, (relieving us of the expenses associated with operating those stations) partially offset by general expense increases across our station platform.

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million, or 22.5%, to $4.2 million for the three months ended September 30, 2006 compared to $5.5 million for the three months ended September 30, 2005. This decrease was primarily attributable to previously recorded assets becoming fully depreciated and assets having been transferred to CMP, in each case subsequent to the three-month period ended September 30, 2005.
LMA Fees. LMA fees totaled $0.4 million for the three months ended September 30, 2006, versus $0.2 million for the three months ended September 30, 2005. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Beaumont, Texas and Vinton, Iowa, and a station operated under a joint services agreement in Nashville, Tennessee.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses totaled $3.4 million for the three months ended September 30, 2006 as compared to $3.6 million for the three months ended September 30, 2005, primarily the result of reduced professional fees partially offset by increased personnel costs associated with the management of CMP.
Non-Cash Stock Compensation. Non-cash stock compensation expense increased to $3.7 million for the three months ended September 30, 2006, as compared to $0.8 million of non-cash stock compensation expense for the three months ended September 30, 2005. This increase is primarily due to the effect of adopting SFAS No. 123(R) effective January 1, 2006, as required under GAAP.
With regard to the non-cash stock compensation expense attributable to Mr. Dickey, following the award of shares in April 2005 management concluded that, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement, for both the restricted shares issued in April 2005 and March 2006 as well as the restricted shares to be issued in 2007. As a result, management believes it should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. Dickey’s employment agreement beginning in the fourth quarter of 2004. Management assessed the materiality of non-cash stock compensation expense attributable to 2004 and the first and second quarter of 2005 and concluded that due to the immateriality of the charges and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary. As a result, management recorded the expense attributable to Mr. Dickey’s restricted shares for 2004 and the first quarter of 2005, together with amounts attributable to the second quarter of 2005, during the three months ended June 30, 2005. Non-cash stock compensation attributable to 2004 and the first and second quarter of 2005 totaled $0.5 million and $0.6 million, respectively. Non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for the three months ended September 30, 2006 and September 30, 2005 totaled $0.5 million and $0.5 million, respectively.
Nonoperating Income (Expense). Interest expense, net of interest income, increased by $8.7 million, or 158.2%, to $14.2 million for the three months ended September 30, 2006 compared to $5.5 million for the three months ended September 30, 2005. The increase in interest expense was primarily due to higher effective interest rates on the portion of debt subject to variable rates. There was also an increase in the average level of borrowing over the prior year. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months	Three Months
	Ended	Ended	Increase/
	September 30, 2006	September 30, 2005	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$14,717	$6,709	$8,008
Bank Borrowings yield adjustment — interest rate swap arrangement	(1,389)	(1,149)	(240)
Change in fair value of interest rate option agreement	741	(346)	1,087
Other interest expense	408	464	(56)
Interest income	(239)	(163)	(76)

Interest expense, net	$14,238	$5,515	$8,723

Income Taxes. Income tax expense decreased $3.3 million to $3.7 million for the three months ended September 30, 2006 as compared to income tax expense of $7.0 million for the three months ended September 30, 2005. This decrease is primarily due to recording a benefit of approximately $2.5 million relating to the overall reduction of our effective state tax rate and a state income tax rate reduction. Tax expense in the current and prior year is comprised primarily of deferred tax expense and relates to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods. Commencing January 1, 2006, we are using the annual effective rate method in determining our quarterly income tax expense; previously we used the discrete method.
Equity in Loss of Affiliate. As previously described, we acquired a 25% equity position in CMP during May 2006. For the three months ended September 30, 2006, we absorbed approximately $1.0 million in losses generated by CMP.
Station Operating Income. As a result of the factors described above, station operating income decreased $0.3 million, or 1.1%, to $32.1 million for the three months ended September 30, 2006 compared to $32.4 million for the three months ended September 30, 2005.

Station operating income consists of operating income before non-cash contract termination costs, gain on assets transferred to affiliate, depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, restructuring credits and impairment charges. Station operating income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non-cash contract termination costs as the charge will never represent a cash obligation to our station operations. Gain on transfer of assets is excluded, as no cash was received nor is any cash anticipated to be received for these transfers. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation, restructuring credits and impairment charges from the measure as they do not represent cash payments related to the operation of the stations.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Three Months Ended
	September 30,
	2006	2005
Operating income	$20,361	$22,408
LMA fees	400	174
Depreciation and amortization	4,236	5,464
Corporate general and administrative (including non-cash stock compensation expense)	7,077	4,389

Station operating income	$32,074	$32,435

Nine Months Ended September 30, 2006 versus the Nine Months Ended September 30, 2005.
Net Revenues. Net revenues for the nine months ended September 30, 2006 increased $1.7 million to $246.6 million, a 0.7% increase compared to the same period in 2005, primarily as a result of organic growth over our existing station platform and $1.6 million in management fees from CMP partially offset by the contribution of our Houston and Kansas City stations to CMP on May 3, 2006.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees (including non-cash contract termination costs). Station operating expenses in the first nine months of 2006 decreased $11.1 million to $160.6 million, a decrease of 6.5% over the same period in 2005. Excluding the $13.6 million non-cash contract termination charge included in 2005, the increase is attributable to general expense increases across our station platform offset by the contribution of our Houston and Kansas City stations to CMP.
Depreciation and Amortization. Depreciation and amortization decreased $2.7 million, or 16.7%, to $13.6 million for the nine months ended September 30, 2006 compared to the same period in 2005. This decrease was primarily attributable to previously recorded assets being fully depreciated and assets transferred to CMP, in each case subsequent to the nine month period ended September 30, 2006.
LMA Fees. LMA fees totaled $0.8 million for the nine months ended September 30, 2006, compared to $0.7 million for the nine months ended September 30, 2005. LMA fees in the current year were comprised primarily of fees associated with LMA agreements in Beaumont, Texas and Vinton, Iowa, and a station operated under a joint services agreement in Nashville, Tennessee.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses totaled $12.1 million for the nine months ended September 30, 2006 compared to $11.2 million for the same period in the prior year. This increase is primarily due to increased compensation expense associated with the management of CMP.
Non-Cash Stock Compensation. Non-cash stock compensation expense increased to $10.8 million for the nine months ended September 30, 2006, as compared to $2.4 million of non-cash stock compensation expense for the nine months ended September 30, 2005. This increase is primarily due to the effect of adopting SFAS No. 123(R) effective January 1,2006, as required under GAAP.
With regard to the non-cash stock compensation expense attributable to Mr. Dickey, following the award of shares in April 2005, management concluded that, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, Mr. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement, for both the restricted shares issued in April 2005 as well as the restricted shares to be issued in 2006 and 2007. As a result, management believes it should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. Dickey’s employment agreement beginning in the fourth quarter of 2004. Management assessed the materiality of non-cash stock compensation expense attributable to 2004 and the first and second quarter of 2005 and concluded that due to the immateriality of the charges and the insignificant impact on the financial statements taken as a whole, no restatement of prior periods was necessary. As a result, management recorded the expense attributable to Mr. Dickey’s restricted shares for 2004 and the first quarter of 2005, together with amounts attributable to the second quarter of 2005, during the three months ended June 30, 2005. Non-cash stock compensation attributable to Mr. Dickey’s restricted shares for the first nine months of 2005 totaled $1.8 million. Non-cash stock compensation expense attributable to Mr. Dickey’s restricted shares for the nine months ended September 30, 2006 totaled $1.6 million.
Nonoperating Income (Expense). Interest expense, net of interest income, increased by $13.2 million, or 79.6%, to $29.7 million for the nine months ended September 30, 2006, compared to $16.5 million for the nine months ended September 30, 2005. This increase was primarily due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current year, principally the result of the stock repurchase program, offset by benefit attributable to the Company’s interest rate swap arrangement. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Nine Months Ended	Nine Months Ended	Increase/
	September 30, 2006	September 30, 2005	(Decrease)
Bank Borrowings — term loan and revolving credit facilities	$32,768	$18,155	$14,613
Bank Borrowings yield adjustment — interest rate swap arrangement	(3,885)	(2,330)	(1,555)
Change in fair value of interest rate option agreement	(796)	357	(1,153)
Other interest expense	2,119	1,292	827
Interest income	(542)	(957)	415

Interest expense, net	$29,664	$16,517	$13,147

Income Taxes. Income tax expense decreased $11.5 million to $9.0 million for the nine months ended September 30, 2006 as compared to income tax expense of $20.5 million for the nine months ended September 30, 2005. This decrease includes a benefit of approximately $3.2 million relating to the overall reduction of our effective state tax rate and reductions in state income tax rates. Tax expense in the current and prior year is comprised primarily of deferred tax expense and relates to the establishment of valuation allowances against net operating loss carry-forwards generated during the periods. Commencing January 1, 2006, we are using the annual effective rate method in determining our quarterly income tax expense; previously we used the discrete method.
Equity in Loss of Affiliate. As previously described, we acquired a 25% equity position in CMP in May 2006. For the nine months ended September 30, 2006, we absorbed approximately $3.5 million in losses generated by CMP.
Station Operating Income. As a result of the factors described above, station operating income decreased $0.8 million, or 0.9%, to $86.0 million for the nine months ended September 30, 2006 compared to $86.8 million for the nine months ended September 30, 2005. Station operating income consists of operating income before non-cash contract termination costs, gain on asset transfers to an affiliate, depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation expense, restructuring credits and impairment charges. Station operating income isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non-cash contract termination costs as the charge will never represent a cash obligation to our station operations. Gain on transfers of assets to affiliates is excluded, as no cash was received nor is any cash anticipated to be received for these transfers. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate, expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation, restructuring charges (credits) and impairment charges from the measure as they do not represent cash payments related to the operation of the stations.
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

Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Operating income	$51,298	$42,761
Gain on assets transferred to affiliate	(2,548)	—
LMA fees	797	720
Depreciation and amortization	13,562	16,277
Corporate general and administrative (including non-cash contract termination costs, non-cash stock compensation expense, restructuring credits and impairment charges)	22,845	27,007

Station operating income	$85,954	$86,765

Liquidity and Capital Resources
Our principal needs for funds have been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from offerings of our debt and equity securities and borrowings under credit facilities, and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund potential future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs for the next 12 months, including the funding of pending acquisitions, operations and debt service. However, our cash flows from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.
For the nine months ended September 30, 2006, net cash provided by operating activities decreased $15.3 million to $44.2 million from net cash provided by operating activities of $59.5 million for the nine months ended September 30, 2005. The prior year included a non-cash contract termination cost of $13.2 million.
For the nine months ended September 30, 2006, net cash used in investing activities decreased $73.0 million to $18.0 million from net cash used in investing activities of $91.0 million for the nine months ended September 30, 2005. This decrease was primarily attributable to the absence, in the current-year period, of acquisitions and the purchases of intangible assets. We completed acquisitions of broadcast licenses during the prior-year period (see “Historical Acquisitions” below) and funded these acquisitions entirely in cash.
For the nine months ended September 30, 2006, net cash used in financing activities totaled $24.7 million compared to net cash provided by financing activities of $7.7 million during the nine months ended September 30, 2005. Net cash used during the current period was due to the repurchase of 14.3 million shares of Class A Common Stock and 5.0 million shares of Class B Common Stock offset by an increase in borrowings under a new credit facility to fund this repurchase.
Historical Acquisitions. During the nine months ended September 30, 2005, we completed three acquisitions of ten radio stations across four markets and the acquisition of a studio facility, for an aggregate purchase price of $47.8 million. Of the $47.8 million required to fund the acquisitions, $47.4 million was funded in cash and $0.4 million represented capitalizable acquisition costs.
Pending Acquisitions. There were no pending acquisitions at September 30, 2006.

Completed Acquisitions. During the nine months ended September 30, 2006, the Company completed its acquisition of two stations, WWXQ-FM and WXQW-FM, serving Huntsville, Alabama, and one station, KAYD-FM serving Beaumont, Texas. In connection with these acquisitions, we paid $5.5 million in cash. We completed a transfer of a station in the Fort Walton Beach, Florida market plus $1.5 million in cash in exchange for another station. These stations were primarily acquired to complement our station portfolio and increased both our state and regional coverage of the United States.
Cumulus Media Partners. On October 31, 2005, we announced that, together with three private equity firms, we had formed a new private partnership, CMP, which had entered into agreements to acquire the radio broadcasting business of Susquehanna. Each of the Company and the equity partners holds a 25% equity ownership in CMP. Under the terms of the CMP LLC agreement, if certain performance targets are met, our participation in the distribution of assets from CMP may be increased to up to 40%, with the respective participations in such distributions by each equity partner reduced to as low as 20%.
On May 5, 2006, we announced that the acquisition of the radio broadcasting business of Susquehanna by CMP was completed at a purchase price of approximately $1.2 billion. Susquehanna’s radio broadcasting business consisted of 33 radio stations in 8 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.
In connection with the formation of CMP, we contributed four radio stations (including related licenses and assets) in the Houston, Texas, and Kansas City, Missouri, markets and approximately $6.2 million in cash in exchange for our membership interest in CMP. We recognized a gain of $2.5 million from the transfer of assets to CMP. In addition, upon consummation of the acquisition, we received a payment of approximately $3.5 million as consideration for advisory services provided in connection with the acquisition. We recorded the payment as a reduction in our investment in CMP.
For the three and nine months ended September 30, 2006, we recorded approximately $1.0 and $3.5 million, respectively, as equity in loss of affiliate. This amount is presented as part of nonoperating income (loss) on the accompanying unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2006, CMP generated revenues of $104.0 million, expenses of $58.5 million and a net loss of $14.1 million.
Concurrently with the consummation of the acquisition, we entered into a management agreement with a subsidiary of CMP, pursuant to which our management will manage the operations of CMP’s subsidiaries. Pursuant to the agreement we receive a management fee that is expected to be approximately 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and nine months ended September 30, 2006, we recorded as net revenues approximately $1.0 million and $1.6 million, respectively, in management fees pursuant to the agreement.
Sources of Liquidity. As of September 30, 2006, we had $767.9 million outstanding under our credit facility, comprised of $748.1 million of term loan facility borrowings and $19.8 million of revolving credit facility borrowings. During the three and nine months ended September 30, 2006, there was a scheduled principal payment on the term loan facilities of $1.9 million. During the three and nine months ended September 30, 2006, we drew down $0.0 million and $50.8 million, respectively, under our revolving credit facility and made repayments of $10.0 million and $24.0 million, respectively. As of September 30, 2006, we had approximately $80.0 million of availability under our revolving credit facility.
On June 23, 2006, we completed a self-tender offer for 11.5 million shares of our outstanding Class A Common Stock and on June 29, 2006, we repurchased 5.0 million shares of our outstanding Class B Common Stock. In connection with the tender offer and repurchase, on June 7, 2006, we entered into a new $850 million credit facility, which provides for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility in the aggregate principal amount of $750.0 million. We used the proceeds to repay all amounts outstanding under our existing credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of Class A Common Stock and 5.0 million shares of Class B Common Stock on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds are expected to be used to provide ongoing working capital (which may, in the future, include the funding of future acquisitions of radio stations) and for other general corporate purposes, including capital expenditures.
The credit facility also provides for additional, incremental revolving credit or term loan facilities in an aggregate principal amount of up to an additional $200.0 million, subject to the satisfaction of certain conditions and upon our providing notice prior to June 30, 2009. These incremental credit facilities are permitted from time to time, and may be used to fund future acquisitions of radio stations and for other general corporate purposes, including capital expenditures. Any incremental credit facilities will be secured and guaranteed on the same basis as the term loan and revolving credit facilities.

Our obligations under the credit facility are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.) and 65% of the capital stock of certain first-tier foreign subsidiaries. In addition, our obligations under the credit facility will be guaranteed by certain of our subsidiaries.
The term loan facility will mature on June 7, 2013 and amortizes in equal quarterly installments beginning on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at our option, the commitment will remain unchanged up to that date.
Borrowings under the term loan facility bear interest, at our option, at a rate equal to LIBOR plus 2.0% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 1.0%. Borrowings under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon our leverage ratio). As of September 30, 2006, the effective interest rate of the outstanding borrowings pursuant to the credit facility is approximately 7.70%.
Certain mandatory prepayments of the term loan facility would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities) and upon the sale of certain assets.
Under the terms of the credit agreement governing the credit facility, we are subject to certain restrictive financial and operating covenants, including, but not limited to maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit facility. At September 30, 2006, we are in compliance with such financial and operating covenants.
The terms of the credit agreement contain events of default after expiration of applicable grace periods, including failure to make payments on the credit facility, breach of covenants, breach of representations and warranties, invalidity of the credit agreement and related documents, cross default under other agreements or conditions relating to our or our restricted subsidiaries’ indebtedness, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the credit agreement, the majority of the lenders are able to declare all amounts under the credit facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively, upon an event of default.
In connection with the retirement of our pre-existing credit facilities, we recorded a loss on early extinguishment of debt of $2.2 million, which was comprised of previously capitalized loan origination expenses. In connection with the new credit facility, we capitalized approximately $1.6 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.
New Accounting Pronouncement
In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits or liabilities of tax return positions in a company’s financial statements. The Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. We have not yet determined the impact of this new pronouncement, however, we will begin to assess its tax return positions in order to apply the provisions of the new Interpretation for our fiscal year beginning January 1, 2007.

Summary Disclosures About Contractual Obligations and Commercial Commitments
The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of September 30, 2006 (dollars in thousands):
Payments Due By Period

		Less Than	2 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years
Long-term debt(1)(2)	$767,875	$7,500	$15,000	$15,000	$730,375
Acquisition obligations (3)	$690	$690	—	—	—
FCC auctions (4)	$1,294	$1,294	—	—	—
Operating leases	$58,008	$7,898	$13,889	$8,027	$28,194
Digital radio capital obligations (5)	$29,120	$260	$8,060	$10,400	$10,400
Other operating contracts(6)	$22,883	$9,996	$12,887	—	—

Total Contractual Cash Obligations	$879,870	$27,638	$49,836	$33,427	$768,969

(1)	Under our credit agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at September 30, 2006, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $354.3 million of interest on borrowings through June, 2013 ($58.7 million due in less than 1 year, $115.8 million due in years 2 and 3, $113.5 million due in years 4 and 5 and $66.3 million due after 5 years).

(3)	Amount is reflective of the unfunded obligation under agreements to purchase radio stations.

(4)	Amount is reflective of the unfunded obligation relative to seven FM frequencies we won in an auction sponsored by the FCC.

(5)	Amount represents the estimated capital requirements to convert 240 of our stations to an HD Radio(TM) broadcasting format.

(6)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations which include all significant terms. In addition, amounts include $4.1 million of station acquisition purchase price which was deferred beyond the closing of the transaction and which is being paid monthly over a 5 year period.
Amount of Commitment Expiration Per Period

	Total Amounts	Less Than	1 to 3	4 to 5	After 5
Other Commercial Commitments:	Committed	1 Year	Years	Years	Years
Letter of Credit(1)	$105	$105	$ —	$ —	$ —

(1)	In connection with certain acquisitions, we are obligated to provide an escrow deposit in the form of a letter of credit during the period prior to closing.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2006, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.9 million and $5.8 million for the three and nine months ended September 30, 2006, respectively. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $367.9 million of borrowings outstanding at September 30, 2006 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.9 million and $2.8 million for the three and nine months ended September 30, 2006.

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
The following table summarizes the repurchases of our common stock during the three months ended September 30, 2006:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased As	that May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under
Period	Shares Purchased	Per Share	Announced Program	the Program
July 1, 2006 — July 31, 2006	200,000	$9.33	200,000	$62,067,816 (1)
August 1, 2006 — August 31, 2006	549,500	$9.23	549,500	$56,998,397 (1)
September 1, 2006 — September 30, 2006	—	$—	—	$56,998,397 (1)

Total	749,500		749,500

(1)	Due to restrictions in our credit agreement, the actual maximum dollar value of shares that may yet be purchased under our Board-approved repurchase plans as of September 30, 2006 is limited to $2.0 million.
Cumulatively, including repurchases subsequent to September 30 through October 31, 2006, and including shares of Class A Common Stock purchased pursuant to the tender offer and shares of Class B Common Stock pursuant to the stock purchase agreement, we have repurchased 23,031,652 shares of Class A Common Stock or approximately $275.3 million in aggregate value, and 5,000,000 shares of Class B Common Stock, or approximately $57.5 million in aggregate value, since approval of the repurchase plans. We have authority to purchase an additional approximately $57.0 million of our Class A Common Stock, although as of October 31, 2006, the current terms of our credit agreement would limit us to approximately $2.0 million in additional repurchases.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
10.1	—	Guarantee and Collateral Agreement, dated as of June 15, 2006, among the Company, certain subsidiaries of the Company identified therein, and Bank of America, N.A., as administrative agent.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: November 9, 2006	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX
10.1	—	Guarantee and Collateral Agreement, dated as of June 15, 2006, among the Company, certain subsidiaries of the Company identified therein, and Bank of America, N.A., as administrative agent.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.