Form 10-K
period 2006-12-31
CUMULUS MEDIA INC
filed 2007-03-19
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Class A Common Stock, par value $.01 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $463.9 million, based on 43,478,357 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ Global Select Market of $10.67 on that date. As of February 28, 2007, the registrant had outstanding 42,598,889 shares of common stock consisting of (i) 36,114,827 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, have been incorporated by reference in Part III of this Annual Report on Form 10-K.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K
For the fiscal Year Ended December 31, 2006

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

We also use the term “joint services agreement” (“JSA”) in several places in this report. A typical JSA is an agreement that authorizes one party or station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime).

Unless otherwise indicated:

•	we obtained total radio industry listener and revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm;

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Fall 2006 Arbitron Market Report, referred to as Arbitron’s Market Report, pertaining to each market; and

•	all dollar amounts are rounded to the nearest million, unless otherwise indicated.

The term “Station Operating Income,” is used in various places in this document. Station Operating income consists of operating income before non-cash contract termination costs, gain on assets transferred to affiliate, depreciation and amortization, LMA fees, corporate general and administrative expenses, restructuring credits and impairment charges. Station operating income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Station Operating Income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non-cash contract termination costs (benefit) as the charge (benefit) will never represent a cash obligation to our station operations. We exclude gain on sale of assets due to the nature of a non-repetitive transaction not being an actual measure of on-going station performance. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate the stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude restructuring charges (credits) and impairment charges from the measure as they do not represent cash payments related to the operation of the stations.

We believe that Station Operating Income is the most frequently used financial measure in determining the market value of a radio station or group of stations. Our management has observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as the primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is the primary measure that our management uses to evaluate the performance and results of our stations. Management uses the measure to assess the performance of our station managers and our Board (the Cumulus Board of Directors) uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our investors with an analysis of our performance that is consistent with that which is utilized by our management and Board.

Station Operating Income is not a recognized term under GAAP and does not purport to be an alternative to operating income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Station Operating Income is not intended to be a measure of free cash flow available for dividends, reinvestment in our business or other management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Station Operating Income should be viewed as a supplement to, and not a substitute for, results of operations presented on the basis of GAAP. Management compensates for the limitations of using station operating income by using it only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone. Station Operating Income has its limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

Company Overview

We own and operate FM and AM radio station clusters serving mid-sized markets throughout the United States. Through our investment in Cumulus Media Partners, LLC (“CMP”), described below, we also operate radio station clusters serving large-sized markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2006, we owned and operated 307 radio stations in 59 mid-sized U.S. media markets and operated the 33 radio stations in 8 markets, including San Francisco, Dallas, Houston and Atlanta that are owned by CMP. In addition, we own and operate a multi-market network of 5 radio stations in the English-speaking Caribbean. Under an LMA, we currently provide sales and marketing services for 1 radio station in the U.S. in exchange for a management or consulting fee. In summary, we own and operate, directly or through our investment in CMP, a total of 345 stations in 67 U.S. markets.

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

We believe that the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, have created significant opportunities for growth from the formation of groups of radio stations within these markets. We have capitalized on these opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, as of December 31, 2006 there were 9,083 FM and 4,754 AM stations in the United States.

. . . and Our Large-Market Opportunities

Although our historical focus has been on mid-sized radio markets in the United States, we recognize that the large-sized radio markets currently provide an attractive combination of scale, stability and opportunity for future growth. According to BIA, these markets typically have per capita and household income, and expected household after-tax effective buying income growth in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of radio advertisers and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. In recognition of this, in October 2005 we announced the formation of CMP, a private partnership created by Cumulus and affiliates of Bain Capital Partners LLC, The Blackstone Group and Thomas H. Lee Partners, L.P., and in May 2006 acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) for approximately $1.2 billion. Prior to its acquisition by CMP, Susquehanna was the largest privately owned radio broadcasting company in the United States and the 11th largest radio station operator in terms of revenue. The group of stations CMP acquired consists of 33 radio stations in 8 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania. See “— Investment in Affiliate see Note 8 — Cumulus Media Partners, LLC.”

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

Operating Strategy

Our operating strategy has the following principal components:

•	achieve cost efficiencies associated with common infrastructure and personnel and increase revenue by offering regional coverage of key demographic groups that were previously unavailable to national and regional advertisers;

•	develop each station in our portfolio as a unique enterprise, marketed as an individual, local brand with its own identity, programming content, programming personnel, inventory of time slots and sales force;

•	use audience research and music testing to refine each station’s programming content to match the preferences of the station’s target demographic audience, in order to enrich our listeners’ experiences by increasing both the quality and quantity of local programming; and

•	position station clusters to compete with print and television advertising by combining favorable advertising pricing with diverse station formats within each market to draw a larger and broader listening audience to attract a wider range of advertisers.

Acquisition Strategy

Our acquisition strategy has the following principal components:

•	assemble leading radio station clusters in mid-sized markets by taking advantage of their size and fragmented nature of ownership;

•	acquire leading stations where we believe we can cost-effectively achieve a leading position in terms of signal coverage, revenue or audience share and acquire under-performing stations where there is significant potential to apply our management expertise to improve financial and operating performance; and

•	reconfigure our existing stations, or acquire new stations, located near large markets, that based on an engineering analysis of signal specifications and the likelihood of receiving FCC approval, can be redirected, or “moved-in,” to those larger markets.

Acquisitions and Dispositions

Completed Acquisitions

For the year ended December 31, 2006, we completed the acquisitions of WWXQ-FM and WXQW-FM, serving Huntsville, Alabama; and KAYD-FM, serving Beaumont, Texas. The total purchase price associated with these acquisitions was $5.5 million. We also completed an asset transfer in which we transferred WNCV-FM plus $1.5 million cash to Star Broadcasting in exchange for WRKN-FM (formerly WPGG-FM), both in the Ft. Walton Beach, Florida market. We acquired these stations primarily because they complemented our existing station portfolio and increased both our state and regional coverage of the United States.

Pending Acquisitions

As of December 31, 2006, we had pending a swap transaction pursuant to which we would exchange one of our Ft. Walton Beach, Florida radio stations, WYZB-FM for another owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Quantum Communications, who has some radio stations in the market and complained to the FCC that the swap would give us an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Quantum also initiated litigation in the United States District Court for the Southern District of Florida and secured a court decision that would require the sale of the station to Quantum instead of to us. Although that decision is still subject to appeal, there is a possibility that we will be unable to consummate the exchange we had proposed with the seller.

FCC FM Frequency Auction

Periodically, the FCC makes FM frequencies available for acquisition through an auction process. On November 3, 2004, the FCC held an auction for approximately 290 frequencies. As of the close of the auction, we were the winning bidder for seven frequencies and were obligated to pay the FCC $8.6 million. During 2005, the FCC granted the final authorization on and we completed the purchase of six of the seven frequencies won in the November 2004 auction. As of December 31, 2006, we had funded our obligation with the FCC and completed the purchase of the remaining frequency from the November 2004 auction during the first half of 2006.

On January 12, 2006, the FCC held a similar auction for approximately 171 frequencies, located mostly in smaller markets, in which we actively participated. As of the close of the auction, we were the winning bidder for one frequency and were obligated to pay the FCC $1.6 million. During 2006, the FCC granted the final authorization on and we completed the purchase related to the 2006 auction, including final payment of $0.9 million. This authorization will enable us to add a station to one of our existing markets once constructed.

Acquisition Shelf Registration Statement

We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of February 28, 2007, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The growth in total radio advertising revenue tends to be fairly stable. With the exception of 1961, 1991 and 2001, when total radio advertising revenue fell by approximately 0.5%, 2.8% and 7.5%, respectively, advertising revenue has risen each year since 1960, according to the RAB.

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

Advertising Sales

Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. Approximately 88%, 89% and 87% of our net broadcasting revenue was generated from the sale of local and regional advertising in 2006, 2005 and 2004, respectively. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

• automotive dealers • amusement and recreation • healthcare services	• telecommunications • food and beverage services • food and beverage stores	• banking and mortgage • arts and entertainment • furniture and home furnishings

Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We employ a tiered commission structure to focus our individual sales staffs on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have also increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and (3) providing a higher level of service to our existing customer base. This requires larger sales staffs than most of the stations employed at the time we acquired them. We support our strategy of building local direct accounts by employing personnel in each of our markets to produce custom commercials that respond to the needs of our advertisers. In addition, in-house production provides advertisers greater flexibility in changing their commercial messages with minimal lead-time.

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

We have an agreement with Arbitron that gives us access to Arbitron’s ratings materials in a majority of our markets through April 2009.

Competition

The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon its audience ratings and its share of the overall advertising revenue within its market. Our audience ratings and advertising revenue are subject to change, and any adverse change in a particular market affecting advertising expenditures or any adverse change in the relative market share of the stations located in a particular market could have a material adverse effect on the revenue of our radio stations located in that market. There can be no assurance that any one or all of our stations will be able to maintain or increase current audience ratings or advertising revenue market share.

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

We cannot predict how new sources of competition will affect our performance and income. Historically, the radio broadcasting industry has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction of any new media technology will not have an adverse effect on the radio broadcasting industry in general or our stations in particular.

We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Employees

At December 31, 2006, we employed approximately 3,400 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

License Grant and Renewal.  Radio broadcast licenses are generally granted and renewed for maximum terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. We are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, although there can be no assurance that each of our licenses will be renewed for a full term without adverse conditions.

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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned stations as of February 28, 2007, all pending station acquisitions operated under an LMA as of February 28, 2007 and all other announced pending station acquisitions as of February 28, 2007.

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Abilene, TX	KCDD FM	Hamlin, TX	103.7	August 1, 2013	C	984	100.0	100.0
	KBCY FM	Tye, TX	99.7	August 1, 2013	C1	745	100.0	100.0
	KTLT FM	Anson, TX	98.1	August 1, 2013	C2	305	50.0	50.0
	KHXS FM	Merkel, TX	102.7	August 1, 2013	C1	745	99.2	99.2
Albany, GA	WNUQ FM	Sylvester, GA	102.1	April 1, 2012	A	259	6.0	6.0
	WEGC FM	Sasser, GA	107.7	April 1, 2012	C3	312	11.5	11.5
	WALG AM	Albany, GA	1590	April 1, 2012	B	N.A.	5.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2012	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2012	C1	981	100.0	100.0
	WGPC AM	Albany, GA	1450	April 1, 2012	C	N.A.	1.0	1.0
	WQVE FM	Albany, GA	101.7	April 1, 2012	A	299	6.0	6.0
	WZBN FM	Camilla, GA	105.5	April 1, 2012	A	276	6.0	6.0
Amarillo, TX	KZRK FM	Canyon, TX	107.9	August 1, 2013	C1	476	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2013	B	N.A.	1.0	0.2
	KARX FM	Claude, TX	95.7	August 1, 2013	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2013	B	N.A.	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2013	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2013	C1	699	100.0	100.0
Appleton Oshkosh, WI	WWWX FM	Oshkosh, WI	96.9	December 1, 2012	A	328	6.0	6.0
	WVBO FM	Winneconne, WI	103.9	December 1, 2012	C3	328	25.0	25.0
	WNAM AM	Neenah Menasha, WI	1280	December 1, 2012	B	N.A.	5.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2012	C	N.A.	1.0	1.0
	WPKR FM	Omro, WI	99.5	December 1, 2012	C2	495	25.0	25.0
Bangor, ME	WQCB FM	Brewer, ME	106.5	April 1, 2014	C	1079	100.0	100.0
	WBZN FM	Old Town, ME	107.3	April 1, 2014	C2	436	50.0	50.0
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2014	B	1030	11.5	11.5
	WEZQ FM	Bangor, ME	92.9	April 1, 2014	B	787	20.0	20.0
	WDEA AM	Ellsworth, ME	1370	April 1, 2014	B	N.A.	5.0	5.0
Beaumont-Port Arthur, TX	KSTB FM	Crystal Beach, TX	101.5	(A)	A	184	6.0	6.0
	KQXY FM	Beaumont, TX	94.1	(A)	C1	600	100.0	100.0
	KBED AM	Nederland, TX	1510	August 1, 2013	D	N.A.	5.0	0.0
	KIKR AM	Beaumont, TX	1450	(A)	C	N.A.	1.0	1.0
	KTCX FM	Beaumont, TX	102.5	(A)	C2	492	50.0	50.0
	KAYD FM	Silsbee, TX	101.7	August 1, 2013	C3	503	10.5	10.5
Bismarck, ND	KBYZ FM	Bismarck, ND	96.5	April 1, 2013	C1	963	100.0	100.0
	KACL FM	Bismarck, ND	98.7	April 1, 2013	C1	837	100.0	100.0
	KKCT FM	Bismarck, ND	97.5	April 1, 2013	C1	837	100.0	100.0
	KLXX AM	Bismarck-Mandan, ND	1270	April 1, 2013	B	N.A.	1.0	0.3
Blacksburg, VA	WBRW FM	Blacksburg. VA	105.3	October 1, 2011	C3	479	12.0	12.0
	WFNR FM	Christiansburg, VA	100.7	October 1, 2011	A	886	0.8	0.8
	WFNR AM	Blacksburg. VA	710	October 1, 2011	D	N.A.	10.0	0.0
	WPSK FM	Pulaski, VA	107.1	October 1, 2011	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2011	B	N.A.	5.0	0.5
	WWBU FM	Radford, VA	101.7	October 1, 2011	A	66	5.8	5.8
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2014	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	(A)	B	N.A.	1.0	0.5

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2012	B	341	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2013	C1	551	100.0	100.0
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2013	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1, 2013	C1	981	100.0	100.0
Columbia, MO	KBXR FM	Columbia, MO	102.3	February 1, 2013	C3	856	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2013	C	N.A.	1.0	1.0
	KPLA FM	Columbia, MO	101.5	February 1, 2013	C1	1062	41.0	41.0
	KOQL FM	Ashland, MO	106.1	February 1, 2013	C1	958	69.0	69.0
Columbus-Starkville, MS	WSSO AM	Starkville, MS	1230	June 1, 2012	C	N.A.	1.0	1.0
	WMXU FM	Starkville, MS	106.1	June 1, 2012	C2	502	40.0	40.0
	WSMS FM	Artesia, MS	99.9	June 1, 2012	C2	505	47.0	47.0
	WKOR FM	Columbus, MS	94.9	June 1, 2012	C2	492	50.0	50.0
	WKOR AM	Starkville, MS	980	June 1, 2012	D	N.A.	1.0	0.1
	WJWF AM	Columbus, MS	1400	June 1, 2012	C	N.A.	1.0	1.0
	WMBC FM	Columbus, MS	103.1	June 1, 2012	C2	755	22.0	22.0
Danbury, CT	WRKI FM	Brookfield, CT	95.1	April 1, 2014	B	636	29.5	29.5
	WDBY FM	Patterson, NY	105.5	June 1, 2014	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2014	D	N.A.	0.7	0.0
	WPUT AM	Brewster, NY	1510	June 1, 2014	D	N.A.	1.0	0.0
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2013	C2	331	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2013	A	308	2.0	2.0
	WDBQ FM	Galena, IL	107.5	December 1, 2012	A	328	6.0	6.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2013	C	N.A.	1.0	1.0
	WJOD FM	Asbury, IA	103.3	February 1, 2013	C3	643	6.6	6.6
Eugene-Springfield, OR	KUJZ FM	Creswell, OR	95.3	February 1, 2014	C3	1207	0.6	0.6
	KSCR AM	Eugene, OR	1320	February 1, 2014	D	N.A.	1.0	0.0
	KZEL FM	Eugene, OR	96.1	(A)	C	1093	100.0	43.0
	KUGN AM	Eugene, OR	590	February 1, 2014	B	N.A.	5.0	5.0
	KEHK FM	Brownsville, OR	102.3	February 1, 2014	C1	919	100.0	43.0
	KNRQ FM	Eugene, OR	97.9	February 1, 2014	C	1010	100.0	75.0
Faribault-Owatonna, MN	KRFO AM	Owatonna, MN	1390	April 1, 2013	D	N.A.	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2013	A	174	4.7	4.7
	KDHL AM	Faribault, MN	920	April 1, 2013	B	N.A.	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2013	A	328	3.0	3.0
Fayetteville, AR	KQSM FM	Bentonville, AR	98.3	June 1, 2012	C1	617	100.0	100.0
	KFAY AM	Farmington, AR	1030	June 1, 2012	B	N.A.	10.0	1.0
	KKEG FM	Fayetteville, AR	92.1	June 1, 2012	C3	531	7.6	7.6
	KAMO FM	Rogers, AR	94.3	June 1, 2012	C2	692	25.0	25.0
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2012	C1	476	100.0	100.0
	KYNG AM	Springdale, AR	1590	June 1, 2012	D	N.A.	2.5	0.1
	KYNF FM	Prairie Grove, AR	94.9	June 1, 2012	C2	761	21.0	21.0
Fayetteville, NC	WRCQ FM	Dunn, NC	103.5	December 1, 2011	C2	502	48.0	48.0
	WFNC FM	Lumberton, NC	102.3	December 1, 2011	A	269	6.0	6.0
	WFNC AM	Fayetteville, NC	640	December 1, 2011	B	N.A.	10.0	1.0
	WQSM FM	Fayetteville, NC	98.1	December 1, 2011	C1	830	100.0	100.0
	WFVL FM	Southern Pines, NC	106.9	December 1, 2011	C2	492	50.0	50.0
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2012	A	256	3.0	3.0
	WRSR FM	Owosso, MI	103.9	October 1, 2012	A	482	2.9	2.9
	WWCK FM	Flint, MI	105.5	October 1, 2012	B1	328	25.0	25.0
	WWCK AM	Flint, MI	1570	October 1, 2012	D	N.A.	1.0	0.1

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Florence, SC	WYNN FM	Florence, SC	106.3	December 1, 2011	A	328	6.0	6.0
	WYNN AM	Florence, SC	540	December 1, 2011	D	N.A.	0.3	0.2
	WYMB AM	Manning, SC	920	December 1, 2011	B	N.A.	2.3	1.0
	WCMG FM	Latta, SC	94.3	December 1, 2011	C3	502	10.5	10.5
	WHSC AM	Hartsville, SC	1450	December 1, 2011	C	N.A.	1.0	1.0
	WBZF FM	Hartsville, SC	98.5	December 1, 2011	A	328	6.0	6.0
	WHLZ FM	Marion, SC	100.5	December 1, 2011	C3	328	21.5	21.5
	WMXT FM	Pamplico, SC	102.1	December 1, 2011	C2	479	50.0	50.0
	WWFN FM	Lake City, SC	100.1	December 1, 2011	A	433	3.3	3.3
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2012	C2	574	17.0	17.0
	KOMS FM	Poteau, OK	107.3	June 1, 2013	C	1811	100.0	100.0
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2012	C2	459	50.0	50.0
	KOAI AM	Van Buren, AR	1060	June 1, 2012	D	N.A.	0.5	0.0
Fort Walton Beach, FL	WKSM FM	Fort Walton Beach, FL	99.5	February 1, 2012	C2	438	50.0	50.0
	WRKN FM	Niceville, FL	100.3	April 1, 2012	A	440	3.5	3.5
	WYZB FM	Mary Esther, FL	105.5	February 1, 2012	C3	305	25.0	25.0
	WZNS FM	Fort Walton Beach, FL	96.5	February 1, 2012	C1	438	100.0	100.0
	WFTW AM	Fort Walton Beach, FL	1260	February 1, 2012	D	N.A.	2.5	0.1
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2013	C	1460	100.0	100.0
	KEKB FM	Fruita, CO	99.9	April 1, 2013	C	1542	79.0	79.0
	KMXY FM	Grand Junction, CO	104.3	April 1, 2013	C	1460	100.0	100.0
	KKNN FM	Delta, CO	95.1	April 1, 2013	C	1424	100.0	100.0
	KEXO AM	Grand Junction, CO	1230	April 1, 2013	C	N.A.	1.0	1.0
Green Bay, WI	WOGB FM	Kaukauna, WI	103.1	December 1, 2012	C3	879	3.6	3.6
	WJLW FM	Allouez, WI	106.7	December 1, 2012	C3	328	25.0	25.0
	WDUZ FM	Brillion, WI	107.5	December 1, 2012	C3	879	3.6	3.6
	WQLH FM	Green Bay, WI	98.5	December 1, 2012	C1	499	100.0	100.0
	WDUZ AM	Green Bay, WI	1400	December 1, 2012	C	N.A.	1.0	1.0
	WPCK FM	Denmark, WI	104.9	December 1, 2012	C3	515	10.0	10.0
Harrisburg, PA	WNNK FM	Harrisburg, PA	104.1	August 1, 2014	B	699	20.5	20.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2014	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2014	A	601	1.5	1.5
	WTCY AM	Harrisburg, PA	1400	August 1, 2014	C	N.A.	1.0	1.0
Huntsville, AL	WZYP FM	Athens, AL	104.3	April 1, 2012	C	1,115	100.0	100.0
	WHRP FM	Tullahoma, TN	93.3	August 1, 2012	C1	981	100.0	100.0
	WVNN AM	Athens, AL	770	April 1, 2012	B	N.A.	7.0	0.3
	WUMP AM	Madison, AL	730	April 1, 2012	D	N.A.	1.0	0.1
	WVNN FM	Trinity, AL	92.5	April 1, 2012	A	423	3.1	3.1
	WXQW FM	Gurley, AL	94.1	April 1, 2012	A	934	0.7	0.7
Jefferson City, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2013	C2	600	33.0	33.0
	KJMO FM	Linn, MO	97.5	February 1, 2013	A	328	6.0	6.0
	KLIK AM	Jefferson City, MO	1240	February 1, 2013	C	N.A.	1.0	1.0
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2012	B	482	50.0	50.0
	WRKR FM	Portage, MI	107.7	October 1, 2012	B	486	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2012	B	N.A.	5.0	1.0
Kansas City, MO	KRWP FM	Stockton, MO	107.7	February 1, 2013	C	3479	11.7	11.7

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2013	C3	410	16.5	16.5
	KOOC FM	Belton, TX	106.3	August 1, 2013	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2012	C3	558	8.6	8.6
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2013	C2	600	33.0	33.0
	KTEM AM	Temple, TX	1400	August 1, 2013	C	N.A.	1.0	1.0
Lake Charles, LA	KKGB FM	Sulphur, LA	101.3	June 1, 2012	C3	479	12.0	12.0
	KBIU FM	Lake Charles, LA	103.3	June 1, 2012	C2	479	35.0	35.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2012	C1	479	100.0	100.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2012	B	N.A.	1.0	1.0
	KQLK FM	DeRidder, LA	97.9	June 1, 2012	C2	492	50.0	50.0
	KAOK AM	Lake Charles, LA	1400	June, 1 2012	C	N.A.	1.0	1.0
Lexington, KY	WVLK AM	Lexington, KY	590	August 1, 2012	B	N.A.	5.0	1.0
	WLXX FM	Lexington, KY	92.9	August 1, 2012	C1	850	100.0	100.0
	WLTO FM	Nicholasville, KY	102.5	August 1, 2012	A	373	4.6	4.6
	WLRO FM	Richmond, KY	101.5	August 1, 2012	C3	541	9.0	9.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2012	A	328	6.0	6.0
	WCYN-FM	Cynthiana, KY	102.3	August 1, 2012	A	400	3.4	3.4
Macon, GA	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2012	C1	679	100.0	100.0
	WDDO AM	Macon, GA	1240	April 1, 2012	C	N.A.	1.0	1.0
	WAYS AM	Macon, GA	1500	April 1, 2012	D	N.A.	1.0	0.0
	WDEN FM	Macon, GA	99.1	April 1, 2012	C1	581	100.0	100.0
	WIFN FM	Macon, GA	105.5	April 1, 2012	C3	659	6.1	6.1
	WMAC AM	Macon, GA	940	April 1, 2012	B	N.A.	50.0	10.0
	WLZN FM	Macon, GA	92.3	April 1, 2012	A	328	3.0	3.0
	WMGB FM	Montezuma, GA	95.1	April 1, 2012	C2	390	46.0	46.0
Melbourne-Titus-Cocoa, FL	WHKR FM	Rockledge, FL	102.7	February 1, 2012	C2	433	50.0	50.0
	WAOA FM	Melbourne, FL	107.1	February 1, 2012	C1	486	100.0	100.0
	WINT AM	Melbourne, FL	1560	February 1, 2012	D	N.A.	5.0	0.0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2012	C3	289	25.0	25.0
Mobile, AL	WYOK FM	Atmore, AL	104.1	April 1, 2012	C	1708	100.0	100.0
	WGOK AM	Mobile, AL	900	April 1, 2012	B	N.A.	1.0	0.4
	WBLX FM	Mobile, AL	92.9	April 1, 2012	C	1708	100.0	100.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2012	C2	548	40.0	40.0
	WDLT AM	Fairhope, AL	660	April 1, 2012	B	N.A.	10.0	0.9
Monroe, MI	WTWR FM	Luna Pier, MI	98.3	October 1, 2012	A	442	3.4	3.4
Montgomery, AL	WMSP AM	Montgomery, AL	740	April 1, 2012	B	N.A.	10.0	0.2
	WNZZ AM	Montgomery, AL	950	April 1, 2012	D	N.A.	1.0	0.0
	WMXS FM	Montgomery, AL	103.3	April 1, 2012	C	1096	100.0	100.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2012	C	1096	100.0	100.0
	WHHY FM	Montgomery, AL	101.9	April 1, 2012	C0	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2012	B	N.A.	5.0	1.0
	WXFX FM	Prattville, AL	95.1	April 1, 2012	C2	476	50.0	50.0
Myrtle Beach, SC	WSYN FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50.0	50.0
	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	C3	666	6.1	6.1
	WJXY FM	Conway, SC	93.9	December 1, 2011	A	420	3.7	3.7
	WXJY FM	Georgetown, SC	93.7	December 1, 2011	A	315	6.0	6.0
	WIQB AM	Conway, SC	1050	December 1, 2011	B	N.A.	5.0	0.5
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	C3	476	12.0	12.0
	WYAK FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8.0	8.0

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Nashville, TN	WQQK FM	Hendersonville, TN	92.1	August 1, 2012	A	463	3.0	3.0
	WNFN FM	Belle Meade, TN	106.7	August 1, 2012	A	774	1.1	1.1
	WRQQ FM	Goodlettsville, TN	97.1	August 1, 2012	C2	518	45.0	45.0
	WSM FM	Nashville, TN	95.5	August 1, 2012	C	1280	100.0	100.0
	WWTN FM	Manchester, TN	99.7	August 1, 2012	C0	1,296	100.0	100.0
Newburgh-Middletown, NY	WALL AM	Middletown, NY	1340	June 1, 2014	C	N.A.	1.0	1.0
	WRRV FM	Middletown, NY	92.7	June 1, 2014	A	269	6.0	6.0
Odessa-Midland, TX	KZBT FM	Midland, TX	93.3	August 1, 2013	C1	440	100.0	100.0
	KODM FM	Odessa, TX	97.9	August 1, 2013	C1	361	100.0	100.0
	KNFM FM	Midland, TX	92.3	August 1, 2013	C	984	100.0	100.0
	KBAT FM	Monahans, TX	99.9	August 1, 2013	C1	574	100.0	100.0
	KMND AM	Midland, TX	1510	August 1, 2013	D	N.A.	2.4	0.0
	KRIL AM	Odessa, TX	1410	August 1, 2013	B	N.A.	1.0	0.2
	KGEE FM	Pecos, TX	97.3	August 1, 2013	C1	413	100.0	100.0
Oxnard-Ventura, CA	KVEN AM	Ventura, CA	1450	December 1, 2013	C	N.A.	1.0	1.0
	KHAY FM	Ventura, CA	100.7	December 1, 2013	B	1211	39.0	39.0
	KBBY FM	Ventura, CA	95.1	December 1, 2013	B	876	12.5	12.5
Pensacola, FL	WJLQ FM	Pensacola, FL	100.7	February 1, 2012	C	1708	100.0	100.0
	WCOA AM	Pensacola, FL	1370	February 1, 2012	B	N.A.	5.0	5.0
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9
Poughkeepsie, NY	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2014	B	1539	4.4	4.4
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2014	A	627	1.6	1.6
	WRRB FM	Arlington, NY	96.9	June 1, 2014	A	1007	0.3	0.3
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2014	A	719	0.6	0.6
	WCZX FM	Hyde Park, NY	97.7	June 1, 2014	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2014	D	N.A.	5.0	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2014	C	N.A.	1.0	1.0
	WKXP FM	Kingston, NY	94.3	June 1, 2014	A	545	2.3	2.3
Quad Cities, IA	KQCS FM	Bettendorf, IA	93.5	February 1, 2013	A	318	6.0	6.0
	KBEA FM	Muscatine, IA	99.7	February 1, 2013	C1	869	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	December 1, 2012	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2013	B	N.A.	1.0	1.0
	WXLP FM	Moline, IL	96.9	December 1, 2012	B	499	50.0	50.0
Rochester, MN	KROC AM	Rochester, MN	1340	April 1, 2013	C	N.A.	1.0	1.0
	KROC FM	Rochester, MN	106.9	April 1, 2013	C0	1109	100.0	100.0
	KYBA FM	Stewartville, MN	105.3	April 1, 2013	C2	492	50.0	50.0
	KFIL FM	Preston, MN	103.1	April 1, 2013	C3	528	3.5	3.5
	KFIL AM	Preston, MN	1060	April 1, 2013	D	N.A.	1.0	0.0
	KVGO FM	Spring Valley, MN	104.3	April 1, 2013	C3	512	10.0	10.0
	KOLM AM	Rochester, MN	1520	April 1, 2013	D	N.A.	10.0	0.8
	KWWK FM	Rochester, MN	96.5	April 1, 2013	C2	528	43.0	43.0
	KLCX FM	Saint Charles, MN	107.7	April 1, 2013	A	571	2.0	2.0
Rockford, IL	WROK AM	Rockford, IL	1440	December 1, 2012	B	N.A.	5.0	0.3
	WZOK FM	Rockford, IL	97.5	December 1, 2012	B	430	50.0	50.0
	WXXQ FM	Freeport, IL	98.5	December 1, 2012	B1	492	11.0	11.0
	WKGL FM	Loves Park, IL	96.7	December 1, 2012	A	551	2.2	2.2
Santa Barbara, CA	KRUZ FM	Santa Barbara, CA	97.5	December 1, 2013	B	2920	17.5	17.5
	KMGQ FM	Goleta, CA	106.3	December 1, 2013	A	827	0.1	0.1
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2013	B	2969	105.0	105.0

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Savannah, GA	WJCL FM	Savannah, GA	96.5	April 1, 2012	C	1161	100.0	100.0
	WIXV FM	Savannah, GA	95.5	April 1, 2012	C1	988	98.0	98.0
	WTYB FM	Tybee Island, GA	103.9	April 1, 2012	C2	344	50.0	50.0
	WBMQ AM	Savannah, GA	630	April 1, 2012	D	N.A.	4.8	0.0
	WEAS FM	Springfield, GA	93.1	April 1, 2012	C1	981	100.0	100.0
	WJLG AM	Savannah, GA	900	April 1, 2012	D	N.A.	4.4	0.2
	WZAT FM	Savannah, GA	102.1	April 1, 2012	C	1496	100.0	100.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2012	C2	463	50.0	50.0
	KRMD FM	Oil City, LA	101.1	June 1, 2012	C0	1134	100.0	100.0
	KRMD AM	Shreveport, LA	1340	June 1, 2012	C	N.A.	1.0	1.0
	KVMA FM	Shreveport, LA	102.9	June 1, 2012	C2	535	42.0	42.0
	KQHN FM	Magnolia, AR	107.9	June 1, 2012	C1	351	100.0	100.0
Sioux Falls, SD	KYBB FM	Canton, SD	102.7	April 1, 2013	C2	486	50.0	50.0
	KIKN FM	Salem, SD	100.5	April 1, 2013	C1	942	100.0	100.0
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2013	C1	981	100.0	100.0
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2013	C1	840	100.0	100.0
	KSOO AM	Sioux Falls, SD	1140	April 1, 2013	B	N.A.	10.0	5.0
	KXRB AM	Sioux Falls, SD	1000	(A)	D	N.A.	10.0	0.1
Tallahassee, FL	WHBX FM	Tallahassee, FL	96.1	(A)	C2	479	37.0	37.0
	WBZE FM	Tallahassee, FL	98.9	February 1, 2012	C1	604	100.0	100.0
	WHBT AM	Tallahassee, FL	1410	February 1, 2012	D	N.A.	5.0	0.0
	WGLF FM	Tallahassee, FL	104.1	February 1, 2012	C	1394	100.0	100.0
	WWLD FM	Cairo, GA	102.3	(A)	C2	604	27.0	27.0
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2012	B	500	50.0	50.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2012	B1	397	7.0	7.0
	WTOD AM	Toledo, OH	1560	October 1, 2012	D	N.A.	5.0	0.0
	WWWM FM	Sylvania, OH	105.5	October 1, 2012	A	390	4.3	4.3
	WLQR AM	Toledo, OH	1470	October 1, 2012	B	N.A.	1.0	1.0
	WXKR FM	Port Clinton, OH	94.5	October 1, 2012	B	630	30.0	30.0
	WRWK FM	Delta, OH	106.5	October 1, 2012	A	367	4.8	4.8
Topeka, KS	KDVV FM	Topeka, KS	100.3	June 1, 2013	C	984	100.0	100.0
	KMAJ FM	Topeka, KS	107.7	June 1, 2013	C	1214	100.0	100.0
	KMAJ AM	Topeka, KS	1440	June 1, 2013	B	N.A.	5.0	1.0
	KTOP AM	Topeka, KS	1490	June 1, 2013	C	N.A.	1.0	1.0
	KQTP FM	St. Marys, KS	102.9	June 1, 2013	C2	598	30	30
	KWIC FM	Topeka, KS	99.3	June 1, 2013	C3	538	6.8	6.8
Waterloo-Cedar Falls, IA	KOEL FM	Cedar Falls, IA	98.5	February 1, 2013	C3	423	15.0	15.0
	KKHQ FM	Oelwein, IA	92.3	February 1, 2013	C	991	100.0	100.0
	KOEL AM	Oelwein, IA	950	February 1, 2013	B	N.A.	5.0	0.5
	KCRR FM	Grundy Center, IA	97.7	February 1, 2013	C3	407	16.0	16.0
Westchester County, NY	WFAS AM	White Plains, NY	1230	June 1, 2014	C	N.A.	1.0	1.0
	WFAS FM	White Plains, NY	103.9	June 1, 2014	A	669	0.6	0.6
	WFAF FM	Mount Kisco, NY	106.3	June 1, 2014	A	443	1.0	1.0
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2013	C1	808	100.0	100.0
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2013	A	807	19	19
	KYYI FM	Burkburnett, TX	104.7	August 1, 2013	C1	285	0.7	0.7
	KOLI FM	Electra, TX	94.9	August 1, 2013	C2	492	50.0	50.0

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Wilmington, NC	WWQQ FM	Wilmington, NC	101.3	December 1, 2011	C2	545	40.0	40.0
	WGNI FM	Wilmington, NC	102.7	December 1, 2011	C1	981	100.0	100.0
	WMNX FM	Wilmington, NC	97.3	December 1, 2011	C1	883	100.0	100.0
	WKXS FM	Leland, NC	94.5	December 1, 2011	A	416	3.8	3.8
	WAAV AM	Leland, NC	980	December 1, 2011	B	N.A.	5.0	5.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2012	C	N.A.	1.0	1.0
	WPIC AM	Sharon, PA	790	August 1, 2006	D	N.A.	1.0	0.1
	WYFM FM	Sharon, PA	102.9	August 1, 2006	B	604	33.0	33.0
	WHOT FM	Youngstown, OH	101.1	October 1, 2012	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2006	A	486	1.4	1.4
	WWIZ FM	Mercer, PA	103.9	August 1, 2006	A	295	6.0	6.0
	WQXK FM	Salem, OH	105.1	October 1, 2012	B	446	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2012	D	N.A.	1.0	0.0

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

Two of our transactions are currently pending at the FCC because of issues raised by third parties. In one transaction, an application is pending before the FCC with respect to our proposed sale of an AM radio station in Muskegon, Michigan. The FCC staff has raised a question concerning a prior owner’s proposed retention of a related authorization for that station (which could compromise our ability to consummate the sale of the station). The prior owner, in turn, has argued (among other things) that we have no grounds to object because we should have been aware of its retention of that authorization when we acquired the station. We could have some liability to the proposed buyer if we cannot consummate the sale of that AM radio station. The FCC has not yet issued any decision on the matter.

In another transaction, we have two assignment applications pending before the FCC to exchange one of our FM stations in the Ft. Walton Beach, Florida market for another station in the Ft. Walton Beach, Florida market. Those applications were challenged by Qantum Communications, who has some radio stations in the market and complained to the FCC that the swap would give us an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida and secured a court decision that would require the sale of the station to Qantum instead of us. Although that decision is still subject to appeal, there is a possibility that the Company will be unable to consummate the exchange it had proposed with the seller.

We cannot predict the final outcome of the foregoing matters, but we do not believe that any adverse decision in either case will have a material adverse impact on our overall operations taken as a whole.

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

With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally they are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a JSA also may result in an attributable interest. See “— Local Marketing Agreements” and “— Joint Sales Agreements.”

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

We are aware that the Department of Justice commenced, and subsequently discontinued, investigations of several of our prior acquisitions. In addition, it has most recently requested information regarding our proposed acquisition of a radio station in Ft. Walton Beach, Florida. The Department of Justice can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending or future acquisitions are not or will not be the subject of an investigation or enforcement action by the Department of Justice or the Federal Trade Commission. Similarly, there can be no assurance that the Department of Justice, the Federal Trade Commission or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that we divest stations we already own in a particular market. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

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

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of February 28, 2007:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	45	Chairman, President and Chief Executive Officer
John G. Pinch	58	Executive Vice President, Chief Operating Officer
Martin R. Gausvik	50	Executive Vice President, Chief Financial Officer and Treasurer
John W. Dickey	40	Executive Vice President

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

Martin R. Gausvik is our Executive Vice President, Chief Financial Officer and Treasurer. Mr. Gausvik joined us effective May 29, 2000 and is a 20-year veteran of the radio industry, having served in various capacities including Vice President Finance for Jacor Communications from 1996 until the merger of Jacor’s 250 radio station group with Clear Channel Communications in May 1999. More recently, he was Executive Vice President and Chief Financial Officer of Latin Communications Group, the operator of 17 radio stations serving major markets in the western United States. Prior to joining Jacor, from 1984 to 1996, Mr. Gausvik held various accounting and financial positions with Taft Broadcasting, including Controller of Taft’s successor company, Citicasters.

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

Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could have a lower Station Operating Income, if:

•	another radio station in the market was to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;

•	a new station were to adopt a competitive format; or

•	an existing competitor was to strengthen its operations.

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

Under an agreement that we entered into with CMP and the other investors in CMP in connection with the formation of CMP, we have agreed to allow CMP the right to pursue first any business opportunity primarily involving the top-50 radio markets in the United States. We are allowed to pursue such business opportunities only after CMP has declined to pursue them. As a result, we may be limited in our ability to pursue strategic acquisitions or alternatives primarily involving large-sized markets (including opportunities that primarily involve large-sized markets but also involve mid-sized markets) that may present attractive opportunities for us in the future.

We have written off, and could in the future be required to write off, a significant portion of the fair market value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.

As of December 31, 2006, our FCC licenses and goodwill comprised 83% of our assets. Each year, we are required by SFAS No. 142, Goodwill and Other Intangible Assets, to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the fair market value of those assets is impaired. In 2006, we recorded impairment charges of approximately $63.4 million in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

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

As of December 31, 2006, our long-term debt, including the current portion, was $751.3 million, representing approximately 223% of our stockholders’ equity. Our credit facilities have interest and principal repayment obligations that are substantial in amount.

Our substantial indebtedness could have important consequences, including:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	increasing our vulnerability to general economic downturns and adverse industry conditions;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to our competitors who have less debt: and

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures.

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

Further, the stock markets, and in particular the NASDAQ Global Select Market, on which our Class A Common Stock is listed, from time to time have experienced extreme price and volume fluctuations that were not necessarily related or proportionate to the operating performance of the affected companies. In addition, general economic, political and market conditions such as recessions, interest rate movements or international currency fluctuations, may adversely affect the market price of our Class A Common Stock.

Certain stockholders control or have the ability to exert significant influence over the voting power of our capital stock.

As of March 1, 2007, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, and his brother, John W. Dickey, our Executive Vice President, collectively beneficially own 5,963,757 shares, or approximately 15.2%, of our outstanding Class A Common Stock, and 2,145,561 shares, or 100%, of our outstanding Class C Common Stock, which collectively represents approximately 45.2% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management. The interests of these stockholders may differ from the interests of our other stockholders.

As of March 1, 2007, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, Banc of America SBIC, L.P., referred to as BACI, together own 1,661,818 shares, or approximately 4.5%, of our Class A Common Stock and 5,809,191 shares, or 100%, of our Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds options exercisable within 60 days of March 1, 2007 to purchase 105,000 shares of our Class A Common Stock and Robert H. Sheridan, III, one of our directors and a senior vice president and managing director with an economic interest in the general partners of both BA Capital and BACI, holds options exercisable within 60 days of March 1, 2007 to purchase 135,000 shares of our Class A Common Stock. Assuming that those options were exercised for shares of our Class A Common Stock, and giving effect to the conversion into shares of our Class A Common Stock of all shares of Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 20.9% of the total voting power of our common stock. BA Capital and BACI are both affiliates of Bank of America Corporation. BA Capital has the right to designate one member of our Board and Mr. Sheridan currently serves on our Board as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.

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

At December 31, 2006, we owned studio facilities in 43 of our 58 markets and we owned transmitter and antenna sites in 6 of our 58 markets. We lease additional studio and office facilities in 42 markets and additional transmitter and antenna sites in 52 markets. In addition, we lease corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

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

During the fourth quarter, October 1, 2006 through December 31, 2006, there were no matters submitted to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information For Common Stock

Shares of our Class A Common Stock, par value $.01 per share have been quoted on the NASDAQ Global Select Market (or its predecessor, the NASDAQ National Market) under the symbol CMLS since the consummation of the initial public offering of our Class A Common Stock on July 1, 1998. There is no established public trading market for our Class B Common Stock or our Class C Common Stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on the NASDAQ Global Select Market, as reported in published financial sources.

Year	High	Low

2005
First Quarter	$15.00	$13.63
Second Quarter	$14.55	$11.50
Third Quarter	$13.05	$11.66
Fourth Quarter	$13.11	$10.85

2006
First Quarter	$13.51	$11.16
Second Quarter	$12.06	$10.04
Third Quarter	$10.88	$8.79
Fourth Quarter	$11.55	$9.36

2007
First Quarter (through February 28, 2007)	$10.66	$9.83

Holders

As of February 28, 2007, there were approximately 1,158 holders of record of our Class A Common Stock, 2 holders of record of our Class B Common Stock and 1 holder of record of our Class C Common Stock. The figure for our Class A Common Stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

The following table sets forth, as of December 31, 2006, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			Number of Shares
	Number of Shares		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
Plan Category	Warrants and Rights (a)	Warrants and Rights (b)	Column (a))(c)

Equity Compensation Plans Approved by Stockholders	7,456,402	$15.04	2,482,504
Equity Compensation Plans Not Approved by Stockholders	1,518,032	$15.34	454,217
Total	8,974,434		2,936,721

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

In June 2006, as part of a separate $200.0 million Board-approved recapitalization, we completed a “modified Dutch Auction” tender offer and purchased 11.5 million shares of our outstanding Class A Common Stock at a price per share of $11.50, or approximately $132.3 million. The shares purchased represented approximately 24.1% our outstanding Class A Common Stock at the time. We also purchased 5.0 million shares of Class B Common Stock at a purchase price of $11.50 per share or approximately $57.5 million. The shares purchased represented approximately 43.0% of our outstanding Class B Common Stock. These Class B Common shares were subsequently retired. During the three months ended September 30, 2006, we purchased an additional 749,500 shares of our outstanding Class A Common Stock at an average price per share of $9.25, or approximately $6.9 million. Under these programs, we have cumulatively repurchased the following shares, which are being held in treasury:

	Total Number	Average
	of Shares	Price Per
Period	Purchased	Share

2004	1,004,429	$14.56
2005	7,766,223	$12.31
2006	14,261,000	$11.56

Total	23,031,652	$11.94

We had no purchases of Class A common stock during the three months ended December 31, 2006. As of December 31, 2006, we had authority to repurchase an additional $57.0 million of our Class A Common Stock, although the current terms of our credit agreement would limit us to $2.0 million in additional purchases.

During the three months ended December 31, 2006 we purchased 500,000 Class A restricted shares from Lewis Dickey, Jr. per his amended employment agreement dated December 20, 2006. See footnote 11 to financial statements for further discussion.

Performance Graph

The following graph compares the total stockholder return on our Class A Common Stock for the year ended December 31, 2006 with that of (1) the Standard & Poors 500 Stock Index (“S&P 500”): (2) the Nasdaq Stock Market Index the (“Nasdaq Composite”): and (3) an index comprised of radio broadcast and media companies. See note (1) below. The total return calculation set forth below assume $100 invested on December 31, 2001 with reinvestment or dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2006. The stock price performance shown in the graph below should be considered indicative of future stock price performance.

CUMULATIVE TOTAL RETURN

	December 31,
	2001	2002	2003	2004	2005	2006
Cumulus	100.00%	91.66%	135.97%	93.20%	76.70%	64.22%
S & P 500	100.00%	76.63%	96.85%	105.56%	108.73%	123.54%
NASDAQ	100.00%	68.47%	102.72%	111.54%	113.07%	123.84%
Radio Index	100.00%	121.33%	88.06%	74.18%	66.76%	66.76%

Item 6.	Selected Consolidated Financial Data

The selected consolidated historical financial data presented below has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. Our consolidated historical financial data are not comparable from year to year because of our acquisition and disposition of various radio stations during the periods covered. This data should be read in conjunction with our audited consolidated financial statements and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended December 31,
	2006	2005	2004	2003	2002

Net revenues	$334,321	$327,402	$320,132	$281,971	$252,597
Station operating expenses excluding depreciation, amortization and LMA fees	214,089	227,413	202,441	179,536	159,766
Depreciation and amortization	17,420	21,223	21,168	19,445	16,865
Gain on assets contributed to affiliate	(2,548)	—	—	—	—
LMA fees	963	981	3,002	1,591	1,368
Corporate general and administrative expenses (including non-cash stock compensation)	41,012	19,189	15,260	13,864	13,881
Restructuring charges (credits)	—	(215)	(108)	(334)	(971)
Impairment charge	63,424	264,099	—	—	—

Operating income (loss)	(39)	(205,288)	78,369	67,869	61,688
Net interest expense	(42,767)	(22,715)	(19,197)	(21,983)	(29,226)
Losses on early extinguishment of debt	(2,284)	(1,192)	(2,557)	(15,243)	(9,115)
Other income (expense), net	(98)	(239)	(699)	(924)	1,957
Income tax (expense) benefit	5,800	17,100	(25,547)	(24,678)	(76,357)
Equity losses in affiliate	(5,200)	—	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(44,588)	(212,334)	30,369	5,041	(51,053)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(41,700)

Net income (loss)	(44,588)	(212,334)	30,369	5,041	(92,753)
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium	—	—	—	1,908	27,314
Net income (loss) attributable to common stockholders	$(44,588)	$(212,334)	$30,369	$3,133	$(120,067)
Basic income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$(.88)	$(3.17)	$0.44	$0.05	$(1.44)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.76)

Basic income (loss) per common share	$(.88)	$(3.17)	$0.44	$0.05	$(2.20)
Diluted income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$(.88)	$(3.17)	$0.43	$0.05	$(1.44)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.76)

Diluted income (loss) per common share	$(.88)	$(3.17)	$0.43	$0.05	$(2.20)
OTHER FINANCIAL DATA:
Station Operating Income(1)	$120,232	$99,989	$117,691	$102,435	$92,831
Net cash provided by operating activities	64,918	78,396	75,013	45,877	42,463
Net cash used in investing activities	(19,217)	(92,763)	(28,757)	(146,669)	(138,734)
Net cash provided by/(used in) financing activities	(48,430)	(12,472)	(21,016)	47,132	151,343
BALANCE SHEET DATA:
Total assets	$1,333,147	$1,405,600	$1,616,397	$1,477,630	$1,355,514
Long-term debt (including current portion)	751,250	569,000	482,102	487,344	420,262
Preferred stock subject to mandatory redemption	—	—	—	—	14,168
Total stockholders’ equity	337,007	587,043	884,964	792,934	729,471

(1)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.

(2)	The Company recorded certain immaterial adjustments to the 2005 consolidated financial data. See footnote 1 to the Company’s 2006 Consolidated Financial Statements appearing elsewhere in the document.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of 2006

The advertising environment for 2006 was slightly ahead of 2005. The RAB has reported that radio revenue growth for 2006 was up approximately 1% from the prior year due to growth in both local and national markets. Nevertheless, for 2006, our revenue performance outpaced the industry with total pro forma net revenues increasing 4.2% (see the explanation of how we calculated our pro forma results and a reconciliation of pro forma results to our historical results under Results of Operations).

Our local and other revenue stream has remained consistently strong, with 2006 pro forma local net revenue growing 3.6%. We attribute this strength to our previous investments in our local sales forces and the strong ratings and revenue share positions we enjoy in most of our markets.

The consistent success on the local revenue side of our business, was mirrored in 2006 by growth in national revenue. For 2006, our pro forma net national revenues were up 8.0% versus the prior year.

In May 2005, we switched national sales representation firms to Katz Media Group. Since the switch, we have already seen improvements in our national revenue stream, attributable to the systems and resources employed by Katz. We believe that as our relationship with Katz continues, we will be able to achieve greater improvement in our national revenue stream.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that we believe will increase our share price. The compression of publicly traded radio broadcast company multiples in 2005, combined with a market for privately held radio stations that did not see a corresponding multiples compression, translated to minimal acquisition activity for us in 2006.

Given the lack of suitable acquisition opportunities, in 2004 and 2005, our Board authorized us to purchase an aggregate of $200 million in shares of our Class A Common Stock, within the limits set forth under our credit agreement and over a time frame that will mitigate any factors that would otherwise increase our leverage levels. In addition, in 2006 we completed a Board-approved recapitalization that included a “modified Dutch auction” tender offer for 11.5 million shares of our outstanding Class A Common Stock and a related purchase of 5.0 million shares of our outstanding Class B Common Stock.

In June 2006, we secured a new $850 million credit facility that increased our borrowing capacity, lowered our effective interest rate and increased our overall flexibility with respect to potential acquisitions or share repurchases. As of December 31, 2006, our average cost of debt, including the effects of our derivative positions, was 6.76%. We remain committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations.

Our Business

We engage in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. In addition, we, along with three private equity firms, formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. The acquisition included 33 radio stations in 8 markets. As a result of our investment in

CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the third largest radio broadcasting company based on net revenues. As of December 31, 2006, directly and through our investment in CMP, we owned or operated 345 stations in 67 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to one additional station. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements.

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

The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $19.0 million in 2006, $18.2 million in 2005, and $18.7 in 2004. Our use of trade agreements resulted in immaterial operating income (expense) during the years ended December 31, 2006, 2005 and 2004 of $(.003) million, $(0.1) million and $0.4 million, respectively. We continually seek to minimize our use of trade agreements.

Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. During the years ended December 31, 2006, 2005 and 2004 approximately 88%, 89% and 87%, respectively, of our revenues were from local advertising.

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

Results of Operations:

Analysis of Consolidated Statements of Operations.  The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows:

	Year Ended December 31,			Percent Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net revenues	$334,321	$327,402	$320,132	2.1%	2.3%
Station operating expenses excluding depreciation, amortization and LMA fees	214,089	227,413	202,441	(5.9)%	12.3%
Depreciation and amortization	17,420	21,223	21,168	(17.9)%	0.3%
Gain on assets contributed to affiliate	(2,548)	—	—	**	**
LMA fees	963	981	3,002	(1.8)%	(67.3)%
Corporate general and administrative expenses (includes non-cash stock compensation)	41,012	19,189	15,260	113.7%	25.7%
Restructuring charges (credits)	—	(215)	(108)	**	99.1%
Impairment charge	63,424	264,099	—	(76.0)%	**

Operating income (loss)	(39)	(205,288)	78,369	(100.0)%	(362.0)%
Net interest expense	(42,767)	(22,715)	(19,197)	88.3%	18.3%
Losses on early extinguishment of debt	(2,284)	(1,192)	(2,557)	91.6%	(53.4)%
Other income (expense), net	(98)	(239)	(699)	(65.8)%	(65.8)%

Total nonoperating expense, net	(45,149)	(24,146)	(22,453)	87.0%	7.5%
Income tax benefit (expense)	5,800	17,100	(25,547)	(66.1)%	(166.9)%
Equity loss in affiliate	(5,200)	—	—	**	**

Net income (loss)	(44,588)	(212,334)	30,369	**	**
Net income (loss) attributable to common stockholders	$(44,588)	$(212,334)	$30,369	**	**

**	Calculation is not meaningful.

(1)	The Company recorded certain immaterial adjustments to the 2005 consolidated financial data. See footnote 1 to the Company’s 2006 Consolidated Financial Statements appearing elsewhere in the document.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2006, 2005 and 2004 have been presented on a historical basis. Additionally, for net revenue, operating expenses, and Station Operating Income, we have included our management’s discussion and analysis of results of operations on a pro forma basis.

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Net Revenues.  Net revenues for the twelve months ended December 31, 2006 increased $6.9 million to $334.3 million, a 2.1% increase from the same period in 2005, primarily as a result of organic growth over our existing station platform, partially offset by the contribution of our Houston and Kansas City stations to CMP on May 3, 2006.

In addition, on a same station basis, which excludes the results of the stations contributed to CMP, for the period May through December 31, 2005, net revenues for the twelve months ended December 31, 2006 increased $13.5 million to $334.3 million, an increase of 4.2% from the same period in 2005, due to organic growth across the station platform. Pro forma station operating income increased 6.0% from the same period in 2005.

Station Operating Expenses, excluding Depreciation, Amortization, LMA Fees and Non-cash Contract Termination Costs. Station operating expenses increased $.3 million to $214.1 million, an increase of 0.1% over the same period in 2005. This increase is attributable to general expense increases across our station platform, partially offset by the contribution of our Houston and Kansas City stations to CMP.

In addition, on a same station basis, for the 307 stations in 58 markets operated for at least a full year, station operating expenses excluding depreciation, amortization, LMA fees and non-cash contract termination costs increased $0.2 million, or 0.1%, to $ 214.1 million for the year ended December 31, 2006 compared to $213.8 million for the year ended December 31, 2005. The increase in same station operating expenses primarily attributable to general increases across our station platform.

Corporate, General and Administrative Expenses.  Corporate operating expenses for the twelve months ended December 31, 2006 have increased over the comparative period in 2005 due primarily to increased personnel costs associated with the management of CMP partially offset by a decline in professional fees. In addition non-cash stock compensation increased $21.3 million.

Depreciation and Amortization.  Depreciation and amortization decreased $3.8 million, or 17.9%, to $17.4 million for the year ended December 31, 2006 compared to $21.2 million for the year ended December 31, 2005.

LMA Fees.  LMA fees totaled $1.0 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively. LMA fees in the current year were comprised primarily of fees associated with LMAs in Beaumont, Texas and Vinton, Iowa, and a station operated under a joint services agreement in Nashville, Tennessee.

Impairment Charge.  SFAS No. 142 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We completed our annual evaluation during the fourth quarter of 2006 and recorded an impairment charge of $63.4 million in order to reduce the carrying value of certain broadcast licenses and goodwill.

The fair market values of our broadcast licenses and reporting units were determined primarily by using a discounted cash flows approach. We also utilized a market value approach, which included applying current acquisition multiples to broadcast cashflows, in order to validate our results. Several factors and variables contributed to the decrease in the fair market value of certain of our intangible assets, including long-term overall compression in acquisition multiples across the industry.

Other Expense (Income).  Interest expense, net of interest income, increased by $20.1 million, or 88.3%, to $42.8 million for the year ended December 31, 2006 compared to $22.7 million for the year ended December 31, 2005. This increase was primarily due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current year, principally the result of the stock repurchase program. The following summary details the components of our interest expense, net of interest (income) (dollars in thousands).

	Year Ended
	December 31,		Increase/
	2006	2005	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$47,124	$26,728	$20,396
Bank borrowings yield adjustment — interest rate swap	(5,594)	(3,880)	(1,714)
Change in the fair value of interest rate option agreement	(1,107)	(31)	(1,076)
Other interest expense	3,069	999	2,070
Interest income	(725)	(1,101)	376

Interest expense, net	$42,767	$22,715	$20,052

Losses on Early Extinguishment of Debt.  Losses on early extinguishments of debt totaled $2.3 million for the year ended December 31, 2006 as compared with $1.2 million for the year ended December 31, 2005. Losses in the current year are comprised of previously capitalized loan origination expenses. In connection with the new credit facility, we capitalized approximately $1.6 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.

Income Tax Expense.  We recorded a tax benefit of $5.8 million as compared with a $17.1 million benefit during the prior year. The income tax benefit in both periods is primarily due to the impairment charge on intangible assets.

Station Operating Income.  As a result of the factors described above, Station Operating Income increased $6.7 million to $120.2 million, an increase of 5.8% from the same period in 2005.

The following table reconciles Station Operating Income to Operating income (loss) as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,
	2006	2005

Operating income (loss)	$(39)	$(205,288)
Gain on assets transferred to CMP	(2,548)	—
Non cash stock compensation	24,447	3,121
Restructuring charges (credits)	—	(215)
LMA fees	963	981
Depreciation and amortization	17,420	21,223
Corporate general and administrative	16,565	16,068
Non cash contract termination costs	—	13,571
Impairment charge	63,424	264,099

Station Operating Income	$120,232	$113,560

Intangible Assets.  Intangible assets, net of amortization, were $1.1 billion and $1.2 billion as of December 31, 2006 and 2005, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Intangible assets, net, decreased from the prior year primarily due to a $63.4 million impairment charge taken in the fourth quarter in connection with our annual impairment evaluation of intangible assets.

Pro Forma — Year Ended December 31, 2006 versus Year Ended December 31, 2005

The pro forma results for 2006 compared to 2005 presented below exclude the results of the stations contributed to CMP, for the period May through December 31, 2005. The pro forma analysis presented below also excludes the performance of our non-radio subsidiary Broadcast Software International, Inc., referred to as BSI. BSI is our only non-radio broadcasting subsidiary and engages primarily in the sale of a software product utilized solely by the radio broadcasting industry. The entity’s results were excluded primarily due to its relative immateriality and in order to provide our stockholders with standalone results of our core business: radio broadcasting. For the year ended December 31, 2006, BSI accounted for approximately 0.6% of our consolidated net revenue (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended December 31,
	2006	2005

Net revenues	$332,429	$318,937
Station operating expenses excluding non-cash contract termination costs, depreciation and amortization and LMA fees	212,513	205,750

Station Operating Income	$119,916	$113,187

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Historical	Adjustments	Pro Forma	Historical	Adjustments	Pro Forma
	GAAP	(1)(2)	Results	GAAP	(3)(4)	Results

Net revenue	334,321	(1,892)	332,429	327,402	(8,465)	318,937
Station operating expenses excluding depreciation and amortization and LMA fees	214,089	(1,576)	212,513	227,413	(21,663)	205,750
Station Operating Income(5)	120,232	(316)	119,916	99,989	13,198	113,187

(1)	Reflects the elimination of revenues from BSI of $1,892.

(2)	Reflects the elimination of operating expenses from BSI of $1,576.

(3)	Reflects the elimination of revenues from BSI of $1,849 and transfer of Houston and Kansas City to CMP $6,616.

(4)	Reflects the elimination of operating expenses from BSI of $1,654, elimination of non-cash contract termination costs of $13,571, and stations transferred to CMP $6,438.

(5)	See the preceding quantitative reconciliation of Station Operating Income to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Pro forma net revenues exclude the results of the stations contributed to CMP, for the period May through December, 2005. Net revenues for the twelve months ended December 31, 2006 increased $13.5 million to $332.4 million, an increase of 4.2% from the same period in 2005, due to organic growth across our station platform. Pro forma station operating income increased 5.9% from the same period in 2005.

Year Ended December 31, 2005 versus Year Ended December 31, 2004

Net Revenues.  Net revenues increased $7.3 million for the year ended December 31, 2005, or 2.3%, to $327.4 million, as compared with the year ended December 31, 2004. This increase was primarily attributable to revenues associated with station acquisitions completed in March 2004 in the Rochester, Minnesota and Sioux Falls, South Dakota markets.

In addition, on a same station basis, net revenues for the 275 stations in 56 markets operated for at least a full year increased $3.3 million or 1.1% to $301.0 million for the year ended December 31, 2005, compared to net revenues of $297.7 million for the year ended December 31, 2004. The increase in same station net revenue versus the prior year was primarily attributable to a 4.2% increase in same station local revenues partially offset by a 15.9% decrease in same station national revenues. The local revenue increase for 2005 was driven by an increased revenue share captured in the same station group markets and is reflective of the maturity of these assets.

Station Operating Expenses, excluding Depreciation, Amortization and LMA Fees.  Station operating expenses excluding depreciation, amortization and LMA fees increased $24.9 million, or 12.3%, to $227.4 million for the year ended December 31, 2005 from $202.4 million for the year ended December 31, 2004. For the year ended December 31, 2005 we recorded a non-cash contract termination cost charge totaling $13.6 million related to the second quarter termination of our national sales representation contract with Interep National Radio Sales, Inc. This non cash charge, coupled with increased expenses associated with the station acquisitions completed in March 2004, are the primary drivers of the increase for the year ended December 31, 2005. The provision for doubtful accounts was $3.7 million for the year ended December 31, 2005 as compared with $3.7 million for the year ended December 31, 2004. As a percentage of net revenues, the provision for doubtful accounts was 1% for the year ended December 31, 2005, which was consistent with the prior year.

In addition, on a same station basis, for the 275 stations in 56 markets operated for at least a full year, station operating expenses excluding depreciation, amortization and LMA fees increased $8.6 million, or 4.6%, to $196.7 million for the year ended December 31, 2005 compared to $188.1 million for the year ended December 31, 2004. The increase in same station operating expenses excluding non-cash contract termination costs, depreciation, amortization and LMA fees is primarily attributable to (1) increased programming and selling expenses associated with operating our station platform (approximately $3.0 million of increase) and (2) expenses incurred in our Houston, Texas market associated with the launch of our new news/talk station in the second quarter, coupled with promotional expenses incurred associated with the first quarter launch of our rock station in Houston (approximately $2.6 million of increase).

Corporate, General and Administrative Expenses.  Corporate, general and administrative expenses increased $3.9 million, or 25.7%, to $19.2 million for the year ended December 31, 2005 compared to $15.3 million for the year ended December 31, 2004. This operating increase was primarily attributable to increased legal professional fees and other administrative costs incurred in 2005. Additionally, non cash stock compensation increased by $3.5 million.

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

Other Expense (Income).  Interest expense, net of interest income, increased by $3.5 million, or 18.3%, to $22.7 million for the year ended December 31, 2005 compared to $19.2 million for the year ended December 31, 2004. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended
	December 31,		Increase/
	2005	2004	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$26,728	$17,349	$9,379
Bank borrowings yield adjustment — interest rate swap	(3,880)	1,753	(5,633)
Change in the fair value of interest rate option agreement	(31)	(403)	372
Other interest expense	999	1,171	(172)
Interest income	(1,101)	(673)	(428)

Interest expense, net	$22,715	$19,197	$3,518

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

Income Tax Expense.  We recorded an income tax benefit of $17.1 million for the year ended December 31, 2005 as compared with income tax expense of $25.5 million in the prior period. For the current year, we realized an income tax benefit of $47.4 million related to reversal of certain deferred tax liabilities associated with intangible assets as a result of the impairment charge recorded and described above. This income tax benefit was offset primarily by deferred tax expense recorded to establish valuation allowances against net operating loss carry-forwards generated during the period. Income tax expense in the prior year was comprised entirely of deferred tax expense associated with the establishment of valuation allowances against net operating loss carry-forwards generated during the period.

Station Operating Income.  As a result of the factors described above, Station Operating Income decreased $4.1 million, or 3.5%, to $113.6 million for the year ended December 31, 2005 compared to $117.7 million for the year ended December 31, 2004.

The following table reconciles Station Operating Income to Operating income (loss) as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,
	2005	2004

Operating income (loss)	$(205,288)	$78,369
Non cash stock compensation	3,121	(375)
Restructuring charges (credits)	(215)	(108)
LMA fees	981	3,002
Depreciation and amortization	21,223	21,168
Corporate general and administrative	16,068	15,635
Non cash contract termination costs	13,571	—
Impairment charge	264,099	—

Station Operating Income	$113,560	$117,691

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

Pro Forma — Year Ended December 31, 2005 versus Year Ended December 31, 2004

The pro forma results for 2005 compared to 2004 presented below assume that the 310 radio stations in 61 markets that we owned or operated for any portion of 2005 were acquired effective January 1, 2005. The pro forma analysis presented below excludes the performance of our non-radio subsidiary Broadcast Software International, Inc., referred to as BSI. BSI is our sole non-radio broadcasting subsidiary and engages primarily in the sale of a software product utilized solely by the radio broadcasting industry. The entity’s results were excluded primarily due to their relative immateriality and in order to provide our stockholders with standalone, comparable results of our core business: radio broadcasting. For the year ended December 31, 2005, BSI accounted for approximately 0.6% of our consolidated net revenue (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended December 31,
	2005	2004

Net revenues	$325,553	$322,828
Station operating expenses excluding non-cash contract termination costs, depreciation and amortization and LMA fees	212,188	204,704

Station Operating Income	$113,365	$118,124

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Historical		Pro Forma	Historical		Pro Forma
	GAAP	Adjustments(1)(2)	Results	GAAP	Adjustments(3)(4)	Results

Net revenue	$327,402	$(1,849)	$325,553	$320,132	$2,696	$322,828
Station operating expenses excluding depreciation and amortization and LMA fees	227,413	(15,225)	212,188	202,441	2,263	204,704

Station Operating Income(5)	$99,989	$13,376	$113,365	$117,691	$433	$118,124

(1)	Reflects the elimination of revenues from BSI of $1,849.

(2)	Reflects the elimination of operating expenses from BSI of $1,654, elimination of non-cash contract termination costs of $13,571.

(3)	Reflects the addition of revenues from Rochester, Minnesota, Sioux Falls, South Dakota, Blacksburg, Virginia, Columbia, Missouri and Jefferson City, Missouri, all of which we commenced operating under the terms of a local marketing agreement or acquired during 2004 ($4.5 million), offset by the elimination of revenues from BSI ($1.8 million).

(4)	Reflects the addition of expenses from Rochester, Minnesota, Sioux Falls, South Dakota, Blacksburg, Virginia and Columbia-Jefferson City, Missouri, all of which we commenced operating under the terms of a local marketing agreement or acquired during 2004 ($3.7 million), offset by the elimination of operating expenses from BSI ($1.4 million).

(5)	See the preceding quantitative reconciliation of Station Operating Income to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Pro forma net revenues for the year ended December 31, 2005 increased 0.8% to $325.6 million from $322.8 million in the prior year. Pro forma station operating expenses excluding non-cash contract termination costs, depreciation, amortization and LMA fees for the year ended December 31, 2005 increased 3.6% to $212.2 million from $204.7 million in the prior year.

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

Liquidity and Capital Resources

Our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A Common Stock, and interest and debt service payments. The following table summarizes our historical funding needs for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Acquisitions and purchase of intangible assets	12,577	$84,096	$12,201
Capital expenditures	9,211	9,315	12,123
Repurchases of common stock	224,040	95,739	14,640
Repayments of bank borrowings	637,500	560,102	91,741
Interest payments	45,623	22,684	20,137

In the short term, our principal future need for funds will include the funding of station operating expenses, corporate general and administrative expenses and interest and debt service payments. In addition, in the long term, our funding needs will include future acquisitions and capital expenditures associated with maintaining our station and corporate operations and implementing HD Radiotm technology.

In December 2004, we purchased 240 perpetual licenses from iBiquity, which will enable us to convert to and utilize iBiquity’s HD Radiotm technology on 240 of our stations. Under the terms of the agreement with iBiquity, we will convert certain of our stations over a seven-year period. We anticipate that the average cost to convert each station will be between $130,000 and $150,000.

Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as the proceeds from borrowings under credit facilities. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, including the funding of pending acquisitions, operations and debt service for the next twelve months. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs. See Item I.A. “Risk Factors.”

Cash Flows from Operating Activities.

	2006	2005	2004

Net cash provided by operating activities	$65,322	$78,396	$75,013

Net cash provided by operating activities decreased by approximately $13.5 million or 17.2% for the year ended December 31, 2006. Excluding non-cash items, we generated comparable levels of operating income for 2006 as compared with the prior year. As a result, the decreased in cash flows from operations was primarily attributable to the timing of certain payments.

Cash Flows from Investing Activities.

	2006	2005	2004

Net cash used in investing activities	$19,217	$92,763	$28,757

Net cash used in investing activities decreased $73.6 million, to $19.2 million, from $92.8 million for the year ended December 31, 2006. The decrease is due to the absence, in the current-year period, of acquisitions and the purchases of intangible assets. We completed acquisitions of broadcast licenses during the prior-year period (see “Historical Acquisitions” below) and funded these acquisitions entirely in cash. For the year ended December 31, 2005, net cash used in investing activities increased $64.0 million, to $92.8 million, from $28.8 million for the year ended December 31, 2004. For fiscal 2005, we invested approximately $84.1 million in station acquisitions and the purchase of certain broadcast licenses in its Houston, Texas market. For 2004, we funded approximately

$71.3 million of our $93.7 million of acquisitions with shares of our Class A Common Stock, which contributed to an overall decrease in cash outlays as compared with 2005 and years prior to 2004.

Cash Flows from Financing Activities.

	2006	2005	2004

Net cash (used in) provided by financing activities	$(48,834)	$(12,472)	$(21,016)

For the year ended December 31, 2006 net cash used in financing activities increase $35.9 million, primarily due to the repurchase of 14,261,000 million shares of Class A Common Stock and 5.0 million shares of Class B Common Stock, offset by an increase in borrowings under a new credit facility primarily to fund these repurchases. During 2005 net cash used in financing related primarily to $95.7 million paid to repurchase 7,766,223 shares of our Class A Common Stock, offset by net borrowings under our credit facilities of $86.9 utilized to fund acquisitions and the share repurchases. Net cash used in financing activities in 2004 was primarily the result of (1) the repayment of a $10.0 million note originally issued in connection with the acquisition of stations in Kansas City, Missouri in 2003 and (2) $14.6 million paid to repurchase 1,004,429 shares of our Class A Common Stock.

Historical Acquisitions and Dispositions.  For the year ended December 31, 2006 we completed the acquisition of 3 radio stations in two markets for an aggregate purchase price of $5.5 million. We also swapped one license for another license plus a cash payment of $1.5 million. The acquisition costs were funded in cash.

Pending Acquisitions.  As of December 31, 2006, we had pending a swap transaction pursuant to which we would exchange one of our Ft. Walton Beach, Florida radio stations, WYZB-FM, for another owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Qantum Communications, who has some radio stations in the market and complained to the FCC that the swap would give us an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida and secured a court decision that would require the sale of the station to Qantum instead of to us. Although that decision is still subject to appeal, there is a possibility that we will be unable to consummate the exchange we had proposed with the seller.

Sources of Liquidity.  On June 7, 2006, we entered into a new $850 million credit facility, which provided for a revolving credit facility of $100.0 million and a term loan facility in the aggregate principal amount of $750.0 million. We used the proceeds to repay all amounts outstanding under our existing credit facilities (approximately $588.2 million) and to purchase 11.5 million shares of our Class A Common Stock pursuant to the “modified Dutch auction” tender offer commenced on May 17, 2006, to purchase 5.0 million shares of our Class B Common Stock pursuant to a stock purchase agreement with BA Capital and BACI, and to pay fees and expenses related to the foregoing. We expect to use the remaining proceeds to provide ongoing working capital (which may include the funding of future acquisitions of radio stations) and for other general corporate purposes, including capital expenditures.

The credit agreement governing the credit facilities also provides for additional, incremental revolving credit or term loan facilities in an aggregate principal amount of up to an additional $200.0 million, subject to the satisfaction of certain conditions. These incremental credit facilities are permitted from time to time, and may be used to fund future acquisitions of radio stations and for other general corporate purposes, including capital expenditures. Any incremental credit facilities will be secured and guaranteed on the same basis as the term loan and revolving credit facility.

Our obligations under the credit facilities are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by our subsidiaries), including, without limitation, intellectual property, and all of the capital stock of our direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.) and 65% of the capital stock of certain first-tier foreign subsidiaries. In addition, our obligations under the credit facilities are guaranteed by certain of our subsidiaries.

The term loan facility will mature on June 7, 2013 and began to amortize in equal quarterly installments beginning on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at our option, the commitment will remain unchanged up to that date.

Borrowings under the term loan facility bear interest, at our option, at a rate equal to LIBOR plus 2.0% or the Alternate Base Rate defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 1.0%. Borrowings under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon our leverage ratio).

Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the credit agreement) and upon the sale of certain assets.

The representations, covenants and events of default in the credit agreement are customary for financing transactions of this nature. Events of default in the credit agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against us or any of our subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the credit agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party.

In May 2005, we entered into a forward-starting interest rate swap agreement that became effective in March 2006, following the termination of our previous swap agreement. This swap agreement effectively fixes the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009. As a result, and including the fixed component of the swap, at December 31, 2006 our effective interest rate on loan amounts outstanding under our credit facility was 6.76%.

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

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, Goodwill and other Intangible Assets, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. For 2004, we reviewed the fair market value of our broadcast licenses and goodwill and determined that their fair value exceeded their carrying amount and, as such, did not record an impairment charge. During 2006 and 2005, we recorded impairment charges of approximately $63.4 and $264.1 million, respectively in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of December 31, 2006, we have $1.1 billion in intangible assets and goodwill, which represent approximately 83% of our total assets.

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

In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. As a result, we have recorded deferred tax expense of $21.0 million, $24.4 million and $25.7 million to establish a valuation allowance against net operating loss carry-forwards generated during the year ended December 31, 2006, 2005 and 2004, respectively, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is no longer amortized in the financial statements. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2006 (dollars in thousands):

Payments Due By Period

		Less Than	1 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)(2)	$751,250	$7,500	$15,000	$15,000	$713,750
Operating leases	48,549	8,291	13,443	8,152	18,663
Digital radio capital obligations(3)	27,560	—	8,060	10,400	9,100
Other operating contracts(4)	26,088	9,896	13,557	2,160	475

Total Contractual Cash Obligations	$853,447	$25,687	$50,060	$35,712	$741,988

(1)	Under our credit agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at December 31, 2006, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $332.4 million of interest on borrowings through June 2013 ($57.5 million due in less than 1 year, $113.3 million due in years 2 and 3, $110.9 million due in years 4 and 5 and $50.7 million due after 5 years).

(3)	Amount represents the estimated capital requirements to convert 212 of our stations to a digital broadcasting format in future periods.

(4)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations that include all significant terms. In addition, amounts include $2.5 million of station acquisition purchase price that was deferred beyond the closing of the transaction and that is being paid monthly over a 5-year period and also includes employment contract with CEO, Mr. L. Dickey.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006.

Accounting Pronouncements

See note 1 in the accompanying notes to the audited financial statements.

Intangibles

As of December 31, 2006, approximately 83.2% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.

Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2006, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2006 average interest rate under these borrowings, it is estimated that our 2006 interest expense and net income would have changed by $7.5 million. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $351.3 million of borrowings outstanding at December 31, 2006 that are not subject to the interest rate swap and assuming a one percentage point change in the 2006 average interest rate under these borrowings, it is estimated that our 2006 interest expense and net income would have changed by $3.5 million.

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

Foreign Currency Risk

As a result of the 1997 acquisition of Caribbean Communications Company Ltd., we have operations in five countries throughout the English-speaking Caribbean. All foreign operations are measured in their local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.

We maintain no derivative instruments to mitigate the exposure to translation and/or transaction risk. However, this does not preclude the adoption of specific hedging strategies in the future. Our foreign operations generated net income of approximately $0.5 million for the year ended December 31, 2006.

It is estimated that a 5% change in the value of the U.S. dollar to the Eastern Caribbean dollar or the Trinidad and Tobago dollar would change net income for the year ended December 31, 2006 by an amount less than $0.1 million.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2006.

(b) Management’s Report on Internal Control over Financial Reporting

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

Our management, including our CEO and CFO, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting as of December 31, 2006 was not effective as a result of the following material weakness:

The Company did not maintain sufficient, adequately trained personnel in its corporate accounting function. As a result, Company personnel were unable to effectively analyze, and management was unable to effectively review, accounting matters related to income taxes and other accounts and disclosures. This material weakness resulted in material errors in income tax accounts in the Company’s 2006 consolidated financial statements that were corrected prior to issuance. This material weakness also resulted in errors in other accounts and disclosures in the Company’s 2006 financial statements. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on our management’s assessment of our internal control over financial reporting as of December 31, 2006, in which is included in Item 9A(d).

Lewis W. Dickey, Jr. Chairman, President, Chief Executive Officer and Director	Martin R. Gausvik Executive Vice President, Treasurer and Chief Financial Officer

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As noted in Management’s report on internal control over financial reporting, our management identified a material weakness in our internal control over financial reporting regarding sufficiency of adequately trained personnel. We intend to remediate this material weakness by hiring additional corporate personnel with the appropriate technical abilities and may engage outside tax expertise.

(d) Report of Independent Register Public Accounting Firm

The Board of Directors and Stockholders
Cumulus Media Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that Cumulus Media Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2006, the Company did not maintain sufficient, adequately trained personnel in its corporate accounting function. As a result, Company personnel were unable to effectively analyze, and management was unable to effectively review, accounting matters related to income taxes and other accounts and disclosures. This material weakness resulted in material errors in income tax accounts and errors in other accounts and disclosures in the Company’s 2006 consolidated financial statements. This deficiency resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cumulus Media Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three year period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007, which expressed an unqualified opinion on those consolidated financial statements and schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Atlanta, Georgia
March 16, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Members of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding our executive officers is contained in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding securities authorized for issuance under our executive compensation plans is contained in Part II of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Auditor Fees and Services” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)-(2) Financial Statements.  The financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements appearing on page F-1 of this annual report on Form 10-K are filed as a part of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.

(a) (3) Exhibits.

3	.1*	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended.
3.2		Amended and Restated Bylaws of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 of our annual report on Form 10-K, for the year ended December 31, 2004).
4.1		Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed on August 2, 2002).
4.2		Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 4.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
4.3		Shareholder Agreement, dated as of the March 28, 2002, by and between BancAmerica Capital Investors SBIC I, L.P. and Cumulus Media Inc. (incorporated herein by reference to Exhibit(d)(3) of our Schedule TO-I, filed on May 17, 2006).
10.1		Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849).
10.2		Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849).
10.3		Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.4		Cumulus Media Inc. 1999 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.5		Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538)).
10.6		Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on April 15, 2003 (Commission File No. 333-104542)).
10.7		Cumulus Media 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on August 9, 2004 (Commission File No. 333-118047)).
10.8		Restricted Stock Award, dated April 25, 2005, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on April 29, 2005).
10.9		Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K, filed on April 29, 2005).
10.10		Third Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on December 22, 2006).
10.11		Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.12		Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.13		Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.14		Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.15		Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on February 7, 2002).
10.16		Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2002).

10.17		Credit Agreement, dated as of June 7, 2006, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to 10.1 of our current report on Form 8-K, filed on June 8, 2006).
10.18		Guarantee and Collateral Agreement, dated as of June 15, 2006, among the Cumulus Media Inc., its Subsidiaries identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2006.
21.1		Subsidiaries of Cumulus Media Inc. (incorporated herein by reference to Exhibit 21.1 of our annual report on Form 10-K for the year ended December 31, 2004).
23	.1*	Consent of KPMG LLP.
31	.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2007.

CUMULUS MEDIA INC.

By	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 16, 2007

/s/ Martin R. Gausvik Martin R. Gausvik	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Ralph B. Everett Ralph B. Everett	Director	March 16, 2007

/s/ Holcombe T. Green, Jr. Holcombe T. Green, Jr.	Director	March 16, 2007

/s/ Eric P. Robison Eric P. Robison	Director	March 16, 2007

/s/ Robert H. Sheridan, III Robert H. Sheridan, III	Director	March 16, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cumulus Media Inc.:

We have audited the accompanying consolidated balance sheets of Cumulus Media Inc. (the Company) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, “Valuation and Qualifying Accounts,” for the years ended December 31, 2006, 2005, and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Atlanta, Georgia
March 16, 2007

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Dollars in thousands, except for share data)

	2006	2005

Current assets:
Cash and cash equivalents	$2,392	$5,121
Accounts receivable, less allowance for doubtful accounts of $1,942 and $2,404 respectively	55,013	53,904
Prepaid expenses and other current assets	5,477	11,705
Deferred income taxes	—	154

Total current assets	62,882	70,884
Property and equipment, net	71,474	87,588
Intangible assets, net	934,140	1,041,340
Goodwill	176,791	185,105
Investment in affiliates	71,684	—
Other assets	16,176	20,683

Total assets	$1,333,147	$1,405,600

Current liabilities:
Accounts payable and accrued expenses	$30,826	$29,561
Current portion of long-term debt	7,500	—

Total current liabilities	38,326	29,561
Long-term debt	743,750	569,000
Other liabilities	17,020	19,191
Deferred income taxes	197,044	200,805

Total liabilities	996,140	818,557

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued or outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 58,850,286 and 58,307,248 shares issued	588	583
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 6,630,759 and 11,630,759 shares issued and outstanding in 2006 and 2005, respectively	66	116
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Treasury stock, at cost, 23,531,652 and 8,770,652 shares in 2006 and 2005, respectively	(282,194)	(110,379)
Accumulated other comprehensive income	7,028	7,401
Additional paid-in-capital	978,480	1,016,687
Accumulated deficit	(366,967)	(322,379)
Loan to officer	—	(4,992)

Total stockholders’ equity	337,007	587,043

Total liabilities and stockholders’ equity	$1,333,147	$1,405,600

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except for share and per share data)

	2006	2005	2004

Broadcast revenues	$331,691	$327,402	$320,132
Management fee revenues from affiliate	2,630	—	—

Net revenues	334,321	$327,402	$320,132
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $13,571 in 2005	214,089	227,413	202,441
Depreciation and amortization	17,420	21,223	21,168
Gain on assets transferred to affiliates	(2,548)	—	—
LMA fees	963	981	3,002
Corporate general and administrative (including non cash stock compensation expense of $24,447, $3,121, and $(375), respectively)	41,012	19,189	15,260
Restructuring charges (credits)	—	(215)	(108)
Impairment of goodwill and intangible assets	63,424	264,099	—

Total operating expenses	334,360	532,690	241,763
Operating income (loss)	(39)	(205,288)	78,369

Nonoperating income (expense):
Interest expense	(43,492)	(23,816)	(19,870)
Interest income	725	1,101	673
Losses on early extinguishment of debt	(2,284)	(1,192)	(2,557)
Other income (expense), net	(98)	(239)	(699)

Total nonoperating expense, net	(45,149)	(24,146)	(22,453)

Income (loss) before income taxes	(45,188)	(229,434)	55,916
Income tax benefit (expense)	5,800	17,100	(25,547)
Equity losses in affiliate	(5,200)	—	—

Net income (loss) attributable to common stockholders	$(44,588)	$(212,334)	$30,369

Basic and diluted income (loss) per common share:
Basic income (loss) per common share	$(.88)	$(3.17)	$0.44

Diluted income (loss) per common share	$(.88)	$(3.17)	$0.43

Weighted average basic common shares outstanding	50,824,383	66,910,721	68,789,035

Weighted average diluted common shares outstanding	50,824,383	66,910,721	71,308,102

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except for share data)

	Class A		Class B		Class C			Accumulated
	Common Stock		Common Stock		Common Stock			Other	Additional			Total
	Number	Par	Number	Par	Number	Par	Treasury	Comprehensive	Paid-In	Accumulated	Loans to	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Stock	Income	Capital	Deficit	Officers	Equity

Balance at January 1, 2004	53,816,502	$538	11,630,759	$116	644,871	$6	$—	$401	$937,279	$(140,414)	$(4,992)	$792,934

Net income	—	—	—	—	—	—	—	—	—	30,369	—	30,369
Other comprehensive income:
Change in fair value of derivative instrument	—	—	—	—	—	—	—	2,466	—	—	—	2,466

Total comprehensive income	—	—	—	—	—	—	—	2,466	—	30,369	—	32,835

Issuance of common stock	292,359	3	—	—	—	—	—	—	2,863	—	—	2,866
Non cash stock compensation expense	—	—	—	—	—	—	—	—	(375)	—	—	(375)
Treasury stock buybacks		—	—	—	—	—	(14,640)	—	—	—	—	(14,640)
Issuance of common stock in acquisitions	3,569,135	36	—	—	—	—	—	—	71,308	—	—	71,344

Balance at December 31, 2004	57,677,996	$577	11,630,759	$116	644,871	$6	$(14,640)	$2,867	$1,011,075	$(110,045)	$(4,992)	$884,964

Net loss	—	—	—	—	—	—	—	—	—	(212,334)	—	(212,334)
Other comprehensive income:
Change in fair value of derivative instrument	—	—	—	—	—	—	—	4,534	—	—	—	4,534

Total comprehensive income (loss)	—	—	—	—	—	—	—	4,534	—	(212,334)	—	(207,800)

Issuance of common stock	629,252	6	—	—	—	—	—	—	2,491	—	—	2,497
Non cash stock compensation expense	—	—	—	—	—	—	—	—	3,121	—	—	3,121
Treasury stock buybacks	—	—	—	—	—	—	(95,739)	—	—	—	—	(95,739)

Balance at December 31, 2005 (Note 1)	58,307,248	$583	11,630,759	$116	644,871	$6	$(110,379)	$7,401	$1,016,687	$(322,379)	$(4,992)	$587,043

Net loss	—	—	—	—	—	—	—	—	—	(44,588)	—	(44,588)
Other comprehensive income:
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(373)	—	—	—	(373)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(373)	—	(44,588)	—	(44,961)

Issuance of common stock	543,038	5	—	—	—	—	—	—	1,676	—	—	1,681
Class B shares canceled	—	—	(5,000,000)	(50)	—	—	—	—	(57,450)	—	—	(57,500)
Purchase of Stock Options and restricted stock	—	—	—	—	—	—	(5,275)	—	(6,850)	—	—	(12,125)
Officer loan repayment	—	—	—	—	—	—	—	—	—	—	4,992	4,992
Non cash stock compensation expense	—	—	—	—	—	—	—	—	24,417	—	—	24,417
Treasury stock buybacks	—	—	—	—	—	—	(166,540)	—	—	—	—	(166,540)

Balance at December 31, 2006	58,850,286	$588	6,630,759	$66	644,871	$6	$(282,194)	$7,028	$978,480	$(366,967)	$—	$337,007

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income (loss)	$(44,588)	$(212,334)	$30,369
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on early extinguishment of debt	2,284	1,192	2,557
Depreciation	17,128	20,554	20,327
Amortization of intangible assets	292	669	841
Amortization of debt issuance costs	201	420	215
Provision for doubtful accounts	3,313	3,753	3,694
Net gain loss on disposition of fixed assets	39	—	—
Change in the fair value of derivative instruments	(155)	357	(403)
Loss (gain) on sale of assets or stations	—	(895)	—
Non-cash contract termination charge	—	13,571	—
Investment in Affiliate — gain and equity losses	2,652	—	—
Impairment goodwill and intangibles	63,424	264,099	—
Deferred income taxes	(3,607)	(23,011)	25,547
Non-cash stock compensation	24,447	3,121	(375)
Adjustment of restructuring charges	—	(215)	(108)
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	(6,519)	(2,285)	(5,102)
Prepaid expenses and other current assets	3,746	1,431	1,536
Accounts payable and accrued expenses	1,264	8,775	(1,236)
Other assets	1,530	(1,744)	(273)
Other liabilities	(129)	1,478	(2,576)

Net cash provided by operating activities	65,322	78,396	75,013

Cash flows from investing activities:
Investment in affiliate net of advisory fees	(2,733)	(47,389)	(11,001)
Dispositions	—	3,747	—
Purchase of intangible assets	(9,844)	(36,707)	(1,200)
Escrow payments	2,597	(3,038)	(3,820)
Capital expenditures	(9,211)	(9,315)	(12,123)
Acquisition costs	(26)	—	—
Other	—	(61)	(613)

Net cash used in investing activities	(19,217)	(92,763)	(28,757)

Cash flows from financing activities:
Proceeds from bank credit facility	819,750	647,000	96,499
Repayments of borrowings from bank credit facility	(637,500)	(560,102)	(91,741)
Payments for officer option and restricted stock	(12,125)	—	—
Payments for debt issuance costs	(1,592)	(4,379)	(2,301)
Payments on promissory notes	—	—	(10,000)
Proceeds from collection of officer loan	4,992	—	—
Payments for repurchases of common stock	(224,040)	(95,739)	(14,640)
Proceeds from issuance of common stock	1,681	748	1,167

Net cash (used in) provided by financing activities	(48,834)	(12,472)	(21,016)
Increase (decrease) in cash and cash equivalents	(2,729)	(26,839)	25,240
Cash and cash equivalents at beginning of year	5,121	31,960	6,720

Cash and cash equivalents at end of year	$2,392	$5,121	$31,960

Supplemental disclosures of cash flow information:
Interest paid	$45,623	$22,684	$20,137
Income taxes paid	—	—	—

Non cash operating, investing and financing activities:
Trade revenue	$19,025	$18,249	$18,750
Trade expense	19,022	18,354	18,317
Assets acquired through notes payable	—	—	5,000
Liabilities assumed through acquisitions	—	14	1,800
Issuance of common stock and warrants in exchange for acquired businesses	—	—	71,344

See accompanying notes to consolidated financial statements.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Description of Business

Cumulus Media Inc., (“we,” “Cumulus” or the “Company”) is a radio broadcasting corporation incorporated in the state of Delaware, focused on acquiring, operating and developing commercial radio stations in mid-size radio markets in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Cumulus and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

A reclassification has been made to the consolidated financial statements for the years ended December 31, 2005 and 2004 to make them comparable to those presented for the year ended December 31, 2006 related to non-cash stock compensation.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Asset Retirement Obligations

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations in 2003. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. The Company determined that certain obligations under lease agreements for studio, transmitter sites and tower sites meet the scope requirements of SFAS No. 143 and, accordingly, determined the fair value of our obligation in accordance with the statement. The resulting obligation fair value was estimated to be inconsequential and, as a result, an asset retirement obligation was not recorded by the Company.

Goodwill and Intangible Assets

Our intangible assets are comprised of broadcast licenses, goodwill and certain other intangible assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which include our broadcast licenses, are not amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In determining that our broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s historical track record of renewing broadcast licenses, the very low cost to us of renewing the applications (approximately $150 per license), the relative stability and predictability of the radio industry, the consistent historical revenue growth of the radio industry despite competitive factors and the relatively low level of capital investment required to maintain the physical plant of a radio station.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2006, 2005 and 2004 the Company recognized amortization expense of debt issuance costs of $0.2 million, $0.4 million, and $0.2 million, respectively.

Extinguishment of Debt

The Company’s losses on extinguishment of debt have been reflected as a component of income (loss) from continuing operations, consistent with the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Losses recognized during 2006, 2005 and 2004 relate to the retirement of certain term loan borrowings under the Company’s credit facilities.

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

Variable Interest Entities

The Company accounts for entities qualifying as variable interest entities (“VIEs”) in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46R addresses the consolidation by business enterprises of VIEs as defined in the Interpretation.

The Company has determined that several entities with which it has existing contractual relationships under LMA’s qualify as VIEs. A typical LMA is an agreement under which an FCC licensee of a radio station makes available, typically for a fee, air time on its station to another party. The other party provides programming to be broadcast during such airtime and collects revenues from advertising it sells for broadcast during such programming. During various periods throughout 2004, the Company operated 20 stations under LMAs. These stations were owned and licensed to 7 separate entities qualifying as VIEs. Under these agreements, the licensee of the stations does not have the right to access the Company’s assets to pay general creditors. Further, the Company has not pledged any of its assets as collateral for obligations of the VIEs. The Company has determined that it was the primary beneficiary of each of the VIEs and, as such, these entities were consolidated into the Company’s financial statements.

As of December 31, 2006, we operated 1 radio station under an LMA, which was owned and licensed to 1 entity qualifying as a VIE. For 2006, 2005, and 2004 the 1,12, and 20 stations operated under LMAs during each year contributed $1.0 million, $2.2 million and $10.2 million, respectively, to the consolidated net revenues of the Company.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Affiliate

As of December 31, 2006 the Company had a 25% ownership interest in CMP which it accounted for under the equity method. The Company’s consolidated operating results include our proportionate share of CMP’s income (loss) from our investment in CMP. As of December 31, 2006, our investment in CMP in the aggregate did not exceed our proportionate share of the net assets of CMP.

Stock-based Compensation

Effective January 1 2006, the Company adopted SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include its expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends (See note 11 for further discussion).

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

Earnings Per Share

Basic and diluted income (loss) per share are computed in accordance with SFAS No. 128, Earnings Per Share.  Basic income (loss) per share is computed on the basis of the weighted average number of common shares

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and restricted stock using the “treasury stock” method.

Fair Values of Financial Instruments

The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of our long term debt approximates its fair value.

Accounting for National Advertising Agency Contract

During the second quarter of 2005, the Company was released from its pre-existing national advertising sales agency contract and engaged Katz Media Group, Inc (“Katz”) as its new national advertising sales agent The contract has several economic elements which principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.

The following are the principal economic elements of the contract that can affect the base commission rate:

•	A $13.6 million non-cash charge recorded by the Company related to the termination of our contract with our former national advertising agent.

•	Potential commission rebates from Katz should national revenue not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The rebate amounts currently deemed probable of settlement relate to the first two years of the contract.

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue target. No additional commission payments have been assumed.

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

Immaterial Adjustments to 2005

The Company recorded certain immaterial adjustments in 2006 to the 2005 audited consolidated financial statements as described below:

•	In connection with a review of the Company’s leases, an immaterial adjustment of $1.1 million was made in 2006 to correct the 2005 consolidated financial statements by increasing operating expenses and current liabilities and increasing net loss and decreasing stockholders’ equity. This adjustment was made to reflect accounting for straight-line leases.

•	In connection with a review of the Company’s deferred tax accounts, an immaterial adjustment of $3.1 million was made in 2006 to correct the 2005 consolidated financial statements by increasing income tax benefit, decreasing deferred tax liabilities and net loss and increasing stockholders’ equity. This adjustment was made to reduce state income taxes for rate reductions in two states.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Certain other miscellaneous immaterial adjustments in the aggregate of $0.9 million were made in 2006 to correct the 2005 consolidated financial statements by increasing interest and operating expenses, increasing net loss and decreasing stockholders’ equity with the appropriate offsetting adjustments to the corresponding balance sheet accounts.

New Accounting Pronouncements

FIN 48.  In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

•	a decision not to file a tax return in a particular jurisdiction for which a return might be required,

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from current practice, whereby companies may recognize a tax benefit only if it is probable a tax position will be sustained.

FIN 48 also requires the Company to make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis.

This statement becomes effective for the Company in the first quarter of 2007 and the Company is continuing to analyze the effect it will have on the consolidated results of operations, cash flows or financial position.

SFAS No. 155.  In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007 and is not expected to have a material impact on consolidated results of operations, cash flows or financial position.

SFAS 157.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. The Company is currently evaluating the impact that SFAS 157 will have on its consolidated results of operations, cash flows and financial position.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159 companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its consolidated financial statements.

SAB No. 108.  In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. Effective December 31, 2006 the Company adopted SAB 108 which did not have an impact on its 2006 consolidated financial statements.

2.	Acquisitions and Dispositions

Pending Acquisitions

As of December 31, 2006, the Company had pending a swap transaction pursuant to which it would exchange one of its Ft. Walton Beach, Florida radio stations, WYZB-FM, for another owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Qantum Communications, who has some radio stations in the market and complained to the FCC that the swap would give the Company an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida and secured a court decision that would require the sale of the station to Qantum instead of the Company. Although that decision is still subject to appeal, there is a possibility that the Company will be unable to consummate the exchange it had proposed with the seller.

2006 Acquisitions

For the year ended December 31, 2006, we completed the acquisitions of two stations, WWXQ-FM and WXQW-FM, serving Huntsville, Alabama; and one station, KAYD-FM serving Beaumont, Texas. The total purchase price associated with these acquisitions was $5.5 million and was principally allocated to broadcast licenses. We also completed an asset transfer where we transferred WNCV-FM plus $1.5 million cash to Star Broadcasting in exchange for WPGG-FM, in the Ft. Walton Beach, Florida market. These stations were primarily acquired as they complemented our station portfolio and increased both our state and regional coverage of the United States.

2005 Acquisitions

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The acquisitions completed in 2006 by the Company were not material to the consolidated statement of operations and therefore no proforma information is presented in the table below. The unaudited consolidated condensed pro forma results of operations data for the years ended December 31, 2005 and 2004, reflect

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments as if all acquisitions and dispositions completed during 2005 and 2004 had occurred on January 1, 2004, as follows (dollars in thousands, except per share data):

	December 31,	December 31,
	2005	2004
	(Unaudited)	(Unaudited)

Net revenues	$327,756	$324,608
Operating income (loss)	$(205,454)	$78,956
Net income (loss)	$(212,500)	$30,957

Basic income (loss) per common share	$(3.18)	$0.45
Diluted income (loss) per common share	$(3.18)	$0.43

As of December 31, 2006, 2005 and 2004, we operated 1, 2 and 12 stations under LMAs, respectively. The statements of operations for the years ended December 31, 2006, 2005 and 2004 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMA from the effective date of the LMA through the earlier of the acquisition date or December 31.

3.	Restructuring Charges (Credits)

During June 2000 we implemented two separate Board-approved restructuring programs. During the second quarter of 2000, we recorded a $9.3 million charge to operating expenses related to the restructuring costs.

The June 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company’s corporate and administrative organization and employees in Atlanta, Georgia. The programs included severance and related costs and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses. As of June 30, 2001, the Company had completed the restructuring programs. The remaining portion of the unpaid balance as of that date represented lease obligations and various contractual obligations for services related to the Internet business and has been paid by us through the present day consistent with the contracted terms.

During 2002, the Company successfully negotiated and executed sublease agreements for a majority of the vacated corporate office space in Milwaukee, Wisconsin and Chicago, Illinois. During the years ended December 31, 2005, 2004 and 2003, the Company reversed $0.2 million, $0.1 million and $0.3 million, respectively, of the remaining liability related to lease obligations. The amount reversed in each period represents the Company’s estimate of the reduction of the remaining lease obligations as a result of offsetting contractual sublease income. The reversal of liability related to the subleases has been presented in the Consolidated Statements of Operations as a component of restructuring charges (credits), consistent with the presentation of the original restructuring charge.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the restructuring liability at December 31, 2005, 2004, 2003 and 2002 and the related activity applied to the balances for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

		Liability	Liability		Liability	Liability
	December 31,	Utilized in	Reversed in	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2002	2003	2003	2003	2004	2004	2004

Lease termination costs — office relocation	$764	$(167)	$(276)	$321	$(189)	$(73)	$59
Accrued internet contractual obligations	228	—	—	228	(45)	—	183
Internet lease termination costs	244	(31)	(58)	155	(73)	(35)	47

Restructuring liability totals	$1,236	$(198)	$(334)	$704	$(307)	$(108)	$289

		Liability	Liability
	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2004	2005	2005	2005

Lease termination costs — office relocation	$59	$(42)	$(17)	$—
Accrued internet contractual obligations	183	—	(183)	—
Internet lease termination costs	47	(32)	(15)	—

Restructuring liability totals	$289	$(74)	$(215)	$—

Outstanding restructuring liability amounts at December 31, 2004 and 2003 have been presented as a component of current liabilities in the accompanying consolidated balance sheets.

4.	Property and Equipment

Property and equipment consists of the following as of December 31, 2006 and 2005 (dollars in thousands):

	Estimated
	Useful Life	2006	2005

Land		$10,456	$10,530
Broadcasting and other equipment	3 to 7 years	127,816	132,114
Furniture and fixtures	5 years	11,282	12,138
Leasehold improvements	5 years	8,555	8,667
Buildings	20 years	27,693	27,483
Construction in progress		2,154	1,836

		187,956	192,768
Less accumulated depreciation		(116,482)	(105,180)

		$71,474	$87,588

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets

The following tables summarize the December 31, 2006 and 2005 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the years ended December 31, 2006 and 2005 and the estimated amortization expense for the five succeeding fiscal years (dollars in thousands):

	As of December 31,
	2006	2005

Amortized Intangible Assets: Non-Compete Agreements Gross Carrying Value	$3,100	$3,100
Accumulated Amortization	(3,078)	(2,787)

Net Value	22	313
Unamortized Intangible Assets:
Licenses for Digital Broadcasting Technology	1,200	1,200
FCC Broadcast Licenses	932,918	1,039,827

	934,140	1,041,340

Aggregate Amortization Expense for Non-Compete Agreements:
Year ended December 31, 2004	$841
Year ended December 31, 2005	$669
Year ended December 31, 2006	$292
Estimated Amortization Expense:
For the year ending December 31, 2007	$10
For the year ending December 31, 2008	$10
For the year ending December 31, 2009	$2

A summary of changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2004	$276,060

Acquisitions	11,294
Dispositions	(1,838)
Impairment charge	(100,411)

Balance as of December 31, 2005	185,105

Acquisitions	336
Dispositions	—
Impairment charge	(8,650)

Balance as of December 31, 2006	$176,791

Licenses for Digital Broadcasting Technology

On December 21, 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation (“iBiquity”) for $1.2 million in cash. These licenses permit the Company to convert to and utilize iBiquity’s HD Radiotm technology, which will allow us to broadcast in a digital format on 240 of our stations.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the agreement with iBiquity, the Company is obligated to convert the 240 stations to HD Radiotm technology over a seven-year period. Each station conversion will require an investment in certain capital equipment necessary to broadcast the technology. During the years ended December 31, 2006 and 2005, the Company converted 18 and 10 stations, respectively, to the HD Radiotm technology.

Purchase of Station License

On March 31, 2005, the Company purchased the broadcast license for KVST-FM, licensed to LaPorte, Texas and serving Houston, Texas, for $34.8 million. Of the $34.8 million required to purchase the broadcast license, $31.1 million the Company funded in cash, $1.0 million had been previously funded in the form of a cash escrow deposit and $2.7 million was paid in capitalizable acquisition costs. During the second quarter of 2005, the Company completed the construction of a broadcast tower and transmitter site for this station and commenced broadcasting and operations.

Broadcast Licenses

SFAS No. 142 requires the Company to test FCC broadcast licenses for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of each year. Accordingly, we determine the appropriate reporting unit and then compare the carrying amount of each reporting unit’s broadcast licenses with its fair value. Consistent with prior years, for 2006 we determined the reporting unit as a radio market. This station was contributed to CMP as part of our Investment in Affiliate (see Note 8 for further discussion).

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

For the years ended December 31, 2006 and 2005, the Company determined that the carrying value of broadcast licenses in certain of its reporting units exceeded their fair value. Accordingly, the Company recorded an impairment charge of $54.8 million and $162.4 million, respectively, as reflected in the consolidated statements of operations, to reduce the carrying value of broadcast licenses.

Several factors and variables contributed to the decrease in the fair value of certain of our broadcast licenses, including in overall compression in acquisition multiples associated with comparable broadcast license sales in the industry.

For the year ended December 31, 2004, the Company determined that the fair values of each reporting unit’s broadcast licenses exceeded their carrying values and, as a result, no impairment existed.

Goodwill

SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, SFAS No. 142 requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit with its carrying amount. If the fair value of any reporting unit is less than the carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. Consistent with prior years, for 2006 the Company determined the reporting unit as a radio market.

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

For the year ended December 31, 2006 and 2005, the Company determined that the carrying value of certain reporting units exceeded their fair values. Accordingly the Company recorded an impairment charge of $8.6 million and $100.4 million, respectively, as reflected in the Consolidated Statements of Operations, to reduce the carrying value of goodwill.

Several factors and variables contributed to the decrease in the fair value of certain of its reporting units, including overall compression in acquisition multiples associated with comparable radio station sales in the industry.

For the year ended December 31, 2004, the Company determined that the fair value of each reporting unit exceeded their carrying values and, as a result, no impairment existed.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Accounts payable	$2,626	$1,932
Accrued compensation	2,335	1,821
Accrued commissions	2,519	2,575
Accrued taxes	7,872	9,156
Barter payable	2,858	1,499
Accrued professional fees	1,409	1,409
Due to seller of acquired companies	1,343	1,346
Accrued interest	2,689	1,372
Accrued employee benefits	2,283	2,857
Non-cash contract termination liability	4,200	1,404
Other	692	4,190

Total accounts payable and accrued expenses	$30,826	$29,561

7.	Derivative Instruments

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.

May 2005 Swap

In May 2005, the Company entered into a forward-starting LIBOR based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap, effective from March 2006 through March 2009, changes the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap is accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.

The fair value of the May 2005 Swap is determined periodically by obtaining quotations from the financial institution that is the counterparty of the Company in the swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the May 2005 Swap were reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. The balance sheet as of December 31, 2006 reflects other long-term assets of $9.4 million for the fair value of the May 2005 Swap.

The Company effectively paid $3.2 million for the 2005 swap by issuance of the May 2005 option as described below; this amount is being reclassified out of AOCI into interest expense on a straight-line basis.

During the years ended December 31, 2006 and 2005, $5.6 million and $3.9 million, respectively, was reported as a reduction of interest expense which represents yield adjustments on the hedged obligation.

May 2005 Option

In May 2005, we also entered into an interest rate option agreement (the “May 2005 Option”), which provides for the counterparty to the May 2005 Swap, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2009 through March of 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results. Interest expense for the years ended December 31, 2006 and 2005 includes $1.1 million and $.9 million, respectively, of net gains and the balance sheet as of December 31, 2006 and 2005 reflects other long-term liabilities of $1.2 million and $2.3 million, respectively, to reflect the fair value of the May 2005 Option.

March 2003 Swap

The Company terminated the March 2003 Option in connection with the execution of the May 2005 Option. As of the termination date, the balance sheet reflected a long-term liability of less than $0.1 million, which the Company eliminated and recorded as a component of interest expense as a net gain. For the years ended December 31, 2005 and 2004 interest expense includes net gains of $0.1 million and $0.1 million, respectively, to record the changes in the value of the March 2003 Option.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of the March 2003 Swap was determined periodically by obtaining quotations from the financial institution that is the counterparty to the March 2003 Swap. The fair value represents an estimate of the net amount that we would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the March 2003 Swap were reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. During the years ended December 31, 2005 and 2004, $3.9 million and $1.8 million of income, respectively, related to the March 2003 Swap was reported as a reduction of interest expense and represents a yield adjustment of the hedged debt obligation. The balance sheet as of December 31, 2005 reflects other long-term assets of $1.5 million to reflect the fair value of the March 2003 Swap.

In March 2003, the Company also entered into an interest rate option agreement (the “March 2003 Option”), which provided for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the Swap for two additional years, from March of 2006 through March of 2008. The March 2003 Option was never exercised This instrument was not highly effective in mitigating the risks in cash flows, and therefore was deemed speculative and its changes in value were accounted for as a current element of non-operating results.

8.	Investment in Affiliate

On October 31, 2005, we announced that, together with Bain Capital Partners, The Blackstone Group and Thomas H. Lee Partners, it had formed a new private partnership, Cumulus Media Partners, LLC (“CMP”). CMP was created by the Company and the equity partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. Each of the Company and the equity partners initially holds a 25% equity ownership in CMP.

On May 5, 2006, the Company announced that the consummation of the acquisition of the radio broadcasting business of Susquehanna Pfaltzgraff Co. by CMP for a purchase price of approximately $1.2 billion. Susquehanna’s radio broadcasting business consisted of 33 radio stations in 8 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.

In connection with the formation of CMP, Cumulus contributed four radio stations (including related licenses and assets) in the Houston, Texas and Kansas City, Missouri markets with a book value of approximately $71.6 million and approximately $6.2 million in cash in exchange for its membership interests. Cumulus recognized a gain of $2.5 million from the transfer of assets to CMP. In addition, upon consummation of the acquisition, the Company received a payment of approximately $3.5 million as consideration for advisory services provided in connection with the acquisition. The Company recorded the payment as a reduction in its investment in CMP.

The Company’s investment in CMP is accounted for under the equity method of accounting. For the Year Ended December 31, 2006, we recorded approximately $5.2 million as equity in losses of affiliate. This amount is presented as part of nonoperating income (loss) on the accompanying condensed consolidated statement of operations. For the period May through December 2006, during which time we had an equity investment in CMP, the affiliate generated revenues of $163.6 million, operating expense of $97.4 million and a net loss of $20.8 million. At December 31, 2006 CMP has total assets, liabilities and shareholders’ equity of $1.7 billion, $1.3 billion and

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.4 billion respectively. The table below summarizes the Company’s Investment in CMP as of December 31, 2006:

December 31,
2006

Book basis of radio stations contributed to Affiliate	$71,623
Gain on radio stations contributed to Affiliate	2,548
Cash contributed to Affiliate	6,250
Receipt of advisory fee from Affiliate	(3,537)
Equity losses in Affiliate	(5,200)

Investment in Affiliate	$71,684

Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which Cumulus’ management manages the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the year ended December 31, 2006, the Company recorded as net revenues approximately $2.6 million in management fees from CMP.

9.	Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2006 and 2005 (dollars in thousands):

	2006	2005

Term loan and revolving credit facilities	$751,250	$569,000
Less: Current portion of long-term debt	7,500	—

	$743,750	$569,000

A summary of the future maturities of long-term debt follows (dollars in thousands):

2007	$7,500
2008	7,500
2009	7,500
2010	7,500
2011	7,500
Thereafter	713,750

$751,250

2006 Refinancing

On June 23, 2006, the Company announced the completion of a tender offer for 11.5 million outstanding shares of our Class A Common Stock. In connection with the tender offer, we also agreed to repurchase 5.0 million shares of our outstanding Class B Common Stock (see note 10 Stockholders’ Equity).

In connection with the tender offer and common stock repurchase, on June 7, 2006, the Company entered into a new $850 million credit facility, which provides for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility. The proceeds were used by the Company to repay all amounts outstanding under its 2005 credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of the Company’s Class A Common Stock and 5.0 million shares of the Company’s Class B Common Stock, which

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurred on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds are being used to provide ongoing working capital (which may, in the future, include the funding of future acquisitions of radio stations) and for other general corporate purposes, including capital expenditures. As of December 31, 2006, there was $5.0 million outstanding under the revolving credit facility.

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

The term loan facility will mature on June 7, 2013 and amortizes in equal quarterly installments which commenced on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at our option, the commitment will remain unchanged up to that date.

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

As of December 31, 2006, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.7%.

Certain mandatory prepayments of the term loan facility would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities) and upon the sale of certain assets. Under the terms of the credit agreement governing the credit facility, the Company is subject to certain restrictive financial and operating covenants including, but not limited to, maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit facility. At December 31, 2006, the Company was in compliance with such financial and operating covenants.

The terms of the credit agreement contain events of default after expiration of applicable grace periods including, but not limited to, failure to make payments on the credit facility, breach of covenants, breach of representations and warranties, invalidity of the credit agreement and related documents, cross default under other agreements or conditions relating to the Company’s indebtedness or that of our restricted subsidiaries, certain events of liquidation, moratorium, insolvency, bankruptcy or similar events, enforcement of security, certain litigation or other proceedings, and certain events relating to changes in control. Upon the occurrence of an event of default under the terms of the credit agreement, the majority of the lenders are able to declare all amounts under the credit facility to be due and payable and take certain other actions, including enforcement of rights in respect of the collateral. The majority of the banks extending credit under each term loan facility and the majority of the banks under each revolving credit facility may terminate such term loan facility and such revolving credit facility, respectively, upon an event of default.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2005 Refinancing

On July 14, 2005, the Company secured a new $800 million credit facility (the “2005 Facility”), which provided for a seven-year $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. We used the proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, primarily to repay all amounts owed under our prior credit facility.

In connection with the retirement of our pre-existing credit facilities, we recorded a loss on early extinguishment of debt of $1.2 million, which was comprised entirely of previously capitalized debt issuance costs. In connection with the 2005 Facility, we capitalized approximately $4.3 million of debt issuance costs which will be amortized to interest expense over the life of the debt.

10.	Stockholders’ Equity

(a)	Common Stock

Each share of Class A Common Stock entitles its holder to one vote.

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

On September 28, 2004, our Board authorized the purchase, from time to time, of up to $100.0 million of its Class A Common Stock, subject to the terms of our then-existing credit agreement. Subsequently, on December 7, 2005, our Board authorized the purchase of up to an additional $100.0 million of our Class A Common Stock, again subject to the terms of the Company’s then-existing credit agreement. For the quarter ended March 31, 2006, the Company repurchased 2,011,500 shares, or $25.7 million in aggregate value, of our Class A Common Stock pursuant to these Board-approved stock repurchase plans.

In addition, during June, 2006, as part of a separate $200.0 million Board-approved recapitalization, the Company completed a “modified Dutch Auction” tender offer and purchased 11,500,000 shares of our outstanding Class A Common Stock at a price per share of $11.50, or approximately $132.3 million. The shares purchased

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented approximately 24.1% of the Company’s outstanding Class A Common Stock at the time. The Company also purchased 5,000,000 million shares of Class B Common Stock at a purchase price of $11.50 per share or approximately $57.5 million. The shares purchased represented approximately 43.0% of the Company’s outstanding Class B Common Stock. These Class B Common shares were subsequently retired.

In addition, during July and August, 2006, the Company repurchased 749,500 shares of its outstanding Class A Common Stock at an average price per share of $9.25, or approximately $6.9 million.

Cumulatively, during 2006, the Company repurchased 14,261,000 shares (exclusive of the CEO 500,000 restricted share purchase in December 2006) of its outstanding Class A Common Stock at an average price per share of $11.56, or approximately $164.9 million and 5,000,000 shares of our outstanding Class B Common Stock at an average price per share of $11.50, or approximately $57.5 million.

During the years ended December 31, 2005 and 2004 and under the share repurchase plans described above, we repurchased 7,766,223 and 1,004,429 shares of our Class A Common Stock in the open market at an average price of $12.31 and $14.56 per share, respectively.

As of December 31, 2006, the Company had authority to repurchase an additional $57.0 million of its Class A Common Stock. Due to restrictions in our credit agreement, the actual maximum dollar value of shares that may yet be purchased under our Board-approved repurchase plans as of December 31, 2006 is limited to $2.0 million.

(c)	Stock Purchase Plan

In 1999, the Company Board adopted and its stockholders subsequently approved the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under the Section 423 of the Internal Revenue Code. The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $0.025 million of stock value on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the Employee Stock Purchase Plan.

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

The following table summarizes the number of shares of Class A Common stock issued as a result of employee participation in the Employee Stock Purchase Plan since its inception in 1999 (in thousands, except per share amounts):

		Class A
	Issue	Common Shares
Issue Date	Price	Issued

January 10, 2000	$14.18	17,674
January 17, 2001	$3.08	50,194
January 8-23, 2002	$3.19	558,161
January 2-24, 2003	$12.61	124,876
January 26-30, 2004	$13.05	130,194
January 2-28, 2005	$12.82	136,110
January 2-31, 2006	$10.55	124,598
March 2-31, 2007	$8.83	108,575

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the issuance of shares in March 2007, related to the 2006 plan year, there remain 749,618 shares of Class A Common Stock authorized and available under the Employee Stock Purchase Plan.

11.	Stock Options and Restricted Stock

Effective January 1 2006, the Company adopted SFAS No. 123R using the modified prospective method. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant, using an option-pricing model, is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables and is based principally on the historical volatility. These variables include its expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

Stock options of 431,050 and 514,750 shares were granted during 2006 and 2005 respectively. Stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. Management believes historical volatility is a better measure than implied volatility. The Company bases the risk-free interest rate that it uses in its option pricing model on U.S. Treasury Zero Coupon strip issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Similar to the expected-term assumption used in the valuation of awards, the Company splits its population into two categories, (1) executives and (2) non-executive employees. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. The assumptions used for valuation of the 2005 option awards were an expected term of 7.5 (for certain key employees the expected term is ten years); volatility of 81%; risk-free rate of 4.2%; and an expected dividend rate of 0%. The assumptions used for valuation of the 2006 option awards were an expected term of 7.0 (for certain key employees it is ten years) years; volatility of 74.5%; risk-free rate of 4.99%; and an expected dividend rate of 0%.

For the year ended December 31, 2006, the Company recognized approximately $11.0 million in non-cash stock-based compensation expense relating to stock options. There is no tax benefit associated with this expense due to the Company’s net operating loss position. Under the previously acceptable accounting method, there would have been no compensation expense recognized for the year ended December 31, 2006. As of December 31, 2006, there was unrecognized compensation costs, adjusted for estimated forfeitures (with a range from approximately 0% to 21%), of approximately $11.6 million related to non-vested stock options that will be recognized over 3.75 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company has also issued restricted stock awards to certain key employees. Generally, the restricted stock vests over a four-year period, thus the Company recognizes compensation expense over the four-year period equal to the grant date value of the shares awarded to the employee. Should the non-vested stock awards include performance or market conditions, management will examine the appropriate requisite service period to recognize the cost associated with the award on a case-by-case basis. The Company has several different plans under which stock options or restricted stock awards have been or may be granted. A general description of these plans is described in this footnote.

The compensation committee of the Board granted 110,000 restricted shares in 2006 and 145,000 restricted shares in 2005 of its Class A Common Stock to certain officers, pursuant to the 2004 Equity Incentive Plan. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.3 million for the

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 grant and $1.9 million for the 2005 grant. Stock compensation expense for these awards will be recognized on a straight-line basis over each award’s vesting period. For the year ended December 31, 2006 and 2005, we recognized $0.8 million and $0.3 million, respectively, of non-cash stock compensation expense related to these restricted shares.

As of December 31, 2006, there was unrecognized compensation costs of approximately $2.1 million related to restricted stock that will be recognized over 3.75 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

On October 14, 2004, we entered into an amended and restated employment agreement with our Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. This agreement provided that Mr. L. Dickey would be granted 250,000 restricted shares of Class A Common Stock in each of 2005, 2006 and 2007.

In accordance with his agreement, on April 25, 2005, the compensation committee of the Board granted 250,000 restricted shares to Mr. L. Dickey. Following the award, management concluded that, in accordance with SFAS No. 123 Accounting for Stock-Based Compensation, Mr. L. Dickey’s employment agreement created an effective grant date for accounting purposes as of the execution date of the agreement (October 14, 2004), for both the restricted shares issued in April 2005 and the restricted shares the Company was obligated to issue in 2006 and 2007. As a result, management believes the Company should have commenced amortizing non-cash stock compensation expense associated with the restricted shares contemplated by Mr. L. Dickey’s employment agreement beginning in the fourth quarter of 2004. Therefore, management recorded the expense attributable to 2004 during the year ended December 31, 2005. Non-cash stock compensation attributable to 2004, recorded in 2005, totaled $0.5 million. Non-cash stock compensation expense attributable to Mr. L. Dickey’s shares for the year ended December 31, 2005 totaled $2.4 million.

Consistent with terms of the awards and Mr. L. Dickey’s employment agreement, of the restricted shares issued to Mr. L. Dickey in April 2005, 125,000 shares were granted as time-vested restricted shares and 125,000 were issued as performance restricted shares. The time-vested restricted shares are subject to the continued employment of Mr. L. Dickey. One-half of the time-vested shares will vest after two years of continuous employment. An additional one-eighth of the remaining time-vested shares will vest each quarter during the third and fourth years following the date of grant.

Vesting of one-half of the performance restricted shares is dependent upon the achievement of certain board-approved financial targets for the first fiscal year following the date of grant and two years of continuous employment. Vesting of the remaining one-half of the performance restricted shares is dependent upon achievement of certain board approved financial targets for the second fiscal year following the date of grant and two years of continuous employment. Any performance restricted shares that do not vest based on the performance measures will vest on the eighth anniversary of the grant date, provided that Mr. L. Dickey has remained employed with us through that date.

The fair value on the effective grant date (October 14, 2004) of the restricted shares to be issued to Mr. L. Dickey, pursuant to his employment agreement, was $10.2 million.

Subsequent to December 31, 2005, the Compensation Committee of the Board determined that the approved financial target for the first fiscal year following the date of grant and associated with one-half of the performance restricted shares granted in April 2005 was not achieved. As a result, these shares converted to time-vested shares and will vest on the eighth anniversary of the grant date.

On December 20, 2006, we entered into a Third Amended and Restated Employment agreement with Mr. L. Dickey. The agreement has an initial term through May 31, 2013 and is subject to automatic extensions of one-year terms thereafter unless terminated by advance notice by either party in accordance with the terms of the agreement

The agreement provides among other matters that Mr. L. Dickey shall be granted 160,000 shares of time-vested restricted Class A common stock and 160,000 shares of performance restricted Class A common stock in

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each fiscal year during his employment term. The time-vested restricted shares shall vest in three installments, with one-half vesting on the second anniversary of the date of grant, and one-quarter vesting on each of the third and fourth anniversaries of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with us. Vesting of performance restricted shares is dependent upon achievement of Compensation Committee-approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with us. Accordingly, share based compensation will commence once the compensation committee approved criteria are determined and communicated to Mr. L. Dickey. Any performance restricted shares that do not vest according to this schedule shall be forfeited. In the event that there is a change in control, as defined in the agreement, then any issued but unvested portion of the restricted stock grants held by Mr. L. Dickey shall become immediately and fully vested. In addition, upon such a change in control, we shall issue Mr. L. Dickey an award of 430,000 shares of Class A common stock, such number of shares decreasing by 70,000 shares upon each of the first five anniversaries of the date of the agreement.

As an inducement to entering into the agreement, the agreement provided for a signing bonus grant of 685,000 deferred shares of Class A Common Stock, issuable on the first anniversary of the date of the agreement (or immediately upon a change in control if earlier than such anniversary). The agreement also provides that, should Mr. L. Dickey resign his employment or the Company terminate his employment, in each case other than under certain permissible circumstances, Mr. Dickey shall pay to the Company, in cash, $6.5 million (such amount decreasing by $1.0 million on each of the first six anniversaries of the date of the agreement). This potential payment would only be accounted for if and when it occurs similar to a clawback feature. This payment is automatically waived upon a change in control. As further inducement, the agreement provided for the repurchase, as of the effective date of the agreement, by the Company of all of Mr. L. Dickey’s rights and interests in and to (a) options to purchase 500,000 shares of Class A common stock, previously granted to Mr. L. Dickey at an exercise price per share of $6.4375 options to purchase 500,000 shares of Class A common stock, previously granted to Mr. L. Dickey at an exercise price per share of $6.4375, options to purchase 500,000 shares of Class A common stock, previously granted to Mr. L. Dickey at an exercise price per share of $5.92, and options to purchase 150,000 shares of Class A common stock, previously granted to Mr. L. Dickey at an exercise price per share of $14.03, for an aggregate purchase price of $6,849,950, and (b) 500,000 shares of Class A common stock, previously awarded to Mr. L. Dickey as restricted stock, for an aggregate purchase price of $5,275,000, each purchase price paid in a lump-sum cash payment at the time of purchase. The purchase was completed on December 20, 2006.

As of the date of his new agreement, Mr. L. Dickey had 250,000 partially vested not yet granted restricted shares which were being amortized under FAS 123R. At December 20, 2006 there was an unamortized balance, under FAS 123R, of $2.0 million associated with these shares. The Company replaced these shares with 94,875 Class A common deferred bonus shares and 155,125 time vested restricted Class A common shares. In accordance with FAS 123R, the Company recognized non-cash stock compensation expense of $0.8 million in 2006, related to the 94,875 replacement deferred bonus shares. The Company will recognize future non-cash stock compensation of $1.3 million associated with the time vested shares, ratably over the employment contract through May 31, 2013.

Mr. L. Dickey’s employment agreement provided for a signing bonus grant of 685,000 deferred shares of class A common stock of which 94,875 were treated as replacement shares pertaining to the old agreement (discussed above). The remaining 590,125 shares valued at $6.2 million were charged to non-cash stock compensation in 2006.

Mr. L. Dickey will be granted 160,000 time vested restricted shares each year for the next 7 years or 1,120,000 shares in the aggregate; thus creating an effective grant date for all of the awards to be granted. Of the 1,120,000 shares to be issued, non-cash stock compensation expense of $6.8 million related to the 524,875 shares will be amortized ratably to non-cash stock compensation expense over the period of the employment agreement ending May 31, 2013. These shares represent the number of shares which will legally vest during the employment agreement reduced by the 155,125 shares which were treated as replacement shares discussed above.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company repurchased 1,150,000 outstanding shares of Mr. L. Dickey’s fully vested Class A Common Stock options and recorded a charge to equity for $6.8 million. In addition the Company purchased 500,000 partially vested restricted shares for $5.3 million which was charged to treasury stock in shareholder’s equity. The unamortized grant date fair value of $3.2 million was recorded to non-cash stock compensation within the consolidated statement of operations.

The number of signing bonus restricted shares and time vested restricted shares committed for grant to Mr. L. Dickey and the restricted shares previously granted, currently exceed the number of restricted shares approved for grant. Accordingly, 15,000 signing bonus restricted shares and all of the time vested restricted shares are currently being accounted for as liability classified awards which will require revaluation at the end of each accounting period.

The Company recognized approximately $10.4 million of non-cash compensation expense in the fourth quarter of 2006 in conjunction with amending Mr. L. Dickey’s employment agreement as described below:

2006

Compensation cost related to the original repurchased grant	$3,378
Deferred bonus shares expensed	6,986
Current year FAS 123 R amortization of time vested restricted shares	30

Total non-cash compensation costs	10,394

Unrecognized compensation costs for the vested shares to be amortized ratably through May 31, 2013	6,769

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

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The following table illustrates the pro forma effect on net income if the fair value-based method had been applied to all outstanding and unvested awards in the years ended December 31, 2005 and 2004 (dollars in thousands except for per share data).

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2005	2004

Net income, as reported	$(212,334)	$30,369
Add: Stock-based compensation expense included in reported net income	3,121	(375)
Deduct: Total stock based compensation expense determined under fair value-based method	(15,100)	(12,527)

Pro forma net loss	$(224,313)	$17,467

Basic loss per common share:
As reported	$(3.17)	$0.44
Pro forma	$(3.35)	$0.25
Diluted loss per common share:
As reported	$(3.17)	$0.43
Pro forma	$(3.35)	$0.24

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Equity Incentive Plan

Our Board adopted the 2004 Equity Incentive Plan on March 19, 2004. The 2004 Equity Incentive Plan was subsequently approved by our stockholders on April 30, 2004. The purpose of the 2004 Equity Incentive Plan is to attract and retain officers, key employees, non-employee directors and consultants for us and our subsidiaries and to provide such persons incentives and rewards for superior performance. The aggregate number of shares of Class A Common Stock subject to the 2004 Equity Incentive Plan is 2,795,000. Of the aggregate number of shares of Class A Common Stock available, up to 1,400,000 shares may be granted as incentive stock options, or ISOs, and up to 925,000 shares may be awarded as either restricted or deferred shares. In addition, no one person may receive options exercisable for more than 500,000 shares of Class A Common Stock in any one calendar year.

The 2004 Equity Incentive Plan permits us to grant nonqualified stock options and ISOs, as defined in Section 422 of the Code. The exercise price of an option awarded under the 2004 Equity Incentive Plan may not be less than the closing price of the Class A Common Stock on the last trading day before the grant. Options will be exercisable during the period specified in each award agreement and will be exercisable in installments pursuant to a Board-designated vesting schedule. The Board may also provide for acceleration of options awarded in the event of a change in control, as defined by the 2004 Equity Incentive Plan.

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

The Board of Directors administers the 2004 Equity Incentive Plan. The Board of Directors may from time to time delegate all or any part of its authority under the 2004 Plan to the Compensation Committee. The Board of Directors has full and exclusive power to interpret the 2004 Equity Incentive Plan and to adopt rules, regulations and guidelines.

Under the 2004 Equity Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide us services are eligible to participate.

As of December 31, 2006, there were outstanding options to purchase a total of 1,857,732 shares of Class A Common Stock at exercise prices ranging from $9.40 to $19.38 per share under the 2004 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2004 Equity Incentive Plan.

2002 Stock Incentive Plan

Our Board adopted the 2002 Stock Incentive Plan on March 1, 2002. The purpose of the 2002 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

skills and talents are important to our operations and reward them for making major contributions to our success. The aggregate number of shares of Class A Common Stock subject to the 2002 Stock Incentive Plan is 2,000,000, all of which may be granted as incentive stock options. In addition, no one person may receive options for more than 500,000 shares of Class A Common Stock in any one calendar year.

The 2002 Stock Incentive Plan permits us to grant nonqualified stock options and incentive stock options (“ISOs”), as defined in Sections 422 of the Internal Revenue Code of 1986, as amended (the “Code”). No options may be granted under the 2002 Stock Incentive Plan after May 3, 2012.

The Compensation Committee administers the 2002 Stock Incentive Plan. The Compensation Committee has full and exclusive power to interpret the 2002 Stock Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2002 Stock Incentive Plan as it may deem necessary or proper.

Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to us are eligible to participate. As of December 31, 2006, there were outstanding options to purchase a total of 1,518,032 shares of Class A Common Stock at exercise prices ranging from $14.03 to $19.38 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

2000 Stock Incentive Plan

Our Board adopted the 2000 Stock Incentive Plan on July 31, 2000, and subsequently amended the Plan on February 23, 2001. The 2000 Stock Incentive Plan was subsequently approved by our stockholders on May 4, 2001. The purpose of the 2000 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to our operations and reward them for making major contributions to our success. The aggregate number of shares of Class A Common Stock subject to the 2000 Stock Incentive Plan is 2,750,000, all of which may be granted as incentive stock options. In addition, no one person may receive options for more than 500,000 shares of Class A Common Stock in any one calendar year.

The 2000 Stock Incentive Plan permits us to grant nonqualified stock options and ISOs, as defined in Sections 422 of the Code. No options may be granted under the 2000 Stock Incentive Plan after October 4, 2010.

The Compensation Committee administers the 2000 Stock Incentive Plan. The Compensation Committee has full and exclusive power to interpret the 2000 Stock Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2000 Stock Incentive Plan as it may deem necessary or proper.

Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to us are eligible to participate. As of December 31, 2006, there were outstanding options to purchase a total of 1,568,016 shares of Class A Common Stock at exercise prices ranging from $3.94 to $14.62 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

1999 Stock Incentive Plan

In 1999, our Board and our stockholders adopted the 1999 Stock Incentive Plan to provide our officers, other key employees and non-employee directors (other than participants in our 1999 Executive Stock Incentive Plan described below), as well as our consultants, with additional incentives by increasing their proprietary interest in us. An aggregate of 900,000 shares of Class A Common Stock are subject to the 1999 Stock Incentive Plan, all of which may be awarded as incentive stock options. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1999 Stock Incentive Plan permits us to grant awards in the form of non-qualified stock options and ISO’s. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award will be granted under the 1999 Stock Incentive Plan after August 30, 2009.

The 1999 Stock Incentive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the plan) and other terms of any award. The Compensation Committee may delegate to certain of our senior officers its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by our Board. In the event of any changes in our capital structure, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

As of December 31, 2006, there were outstanding options to purchase a total of 819,254 shares of Class A Common Stock exercisable at prices ranging from $6.4375 to $27.875 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Executive Stock Incentive Plan.

1998 Stock Incentive Plan

In 1998, we adopted the 1998 Stock Incentive Plan. An aggregate of 1,288,834 shares of Class A Common Stock are subject to the 1998 Stock Incentive Plan, all of which may be awarded as incentive stock options, and a maximum of 100,000 shares of Class A Common Stock may be awarded as restricted stock. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year and the maximum amount of restricted stock which will be awarded to any one person during any calendar year is $0.5 million.

The 1998 Stock Incentive Plan permits us to grant awards in the form of non-qualified stock options and ISO’s and restricted shares of Class A Common Stock. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. No award will be granted under the 1998 Stock Incentive Plan after June 22, 2008.

The 1998 Stock Incentive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the 1998 Stock Incentive Plan) and other terms of any award. The Compensation Committee may delegate to certain of our senior officers its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by our Board. In the event of any changes in our capital structure, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

As of December 31, 2006, there were outstanding options to purchase a total of 1,065,821 shares of Class A Common Stock exercisable at prices ranging from $5.92 to $15.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Executive Stock Incentive Plan

In 1999, our Board and our stockholders adopted the 1999 Executive Stock Incentive Plan (the “1999 Executive Plan”) to provide certain of our key executives with additional incentives by increasing their proprietary interest in us. An aggregate of 1,000,000 shares of Class A Common Stock or C Common Stock are subject to the 1999 Executive Plan. In addition, no one person will be eligible to receive options for more than 500,000 shares in any one calendar year. In accordance with the terms of the 1999 Executive Plan, Mr. L. Dickey is the sole remaining participant in the 1999 Executive Plan.

The 1999 Executive Plan permits us to grant awards in the form of non-qualified stock options and ISO’s.

Stock options under the 1999 Executive Plan were granted on August 30, 1999 and April 12, 2001 at exercise prices ranging from $5.92 to $27.875 per share and generally vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances).

The 1999 Executive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the 1999 Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in our capital structure, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2006, there were outstanding options to purchase a total of 468,750 shares of Class C Common Stock and 156,250 shares of Class A Common Stock under the 1999 Executive Plan.

1998 Executive Stock Incentive Plan

In 1998, our Board of Directors adopted the 1998 Executive Stock Incentive Plan (the “1998 Executive Plan”). An aggregate of 2,001,380 shares of Class A or C Common Stock are subject to the 1998 Executive Plan. In addition, no one person will be eligible to receive options for more than 1,000,690 shares in any one calendar year. In accordance with the terms of the 1998 Executive Plan, Mr. L. Dickey is the sole remaining participant in the 1998 Executive Plan.

The 1998 Executive Plan permits us to grant awards in the form of non-qualified stock options and ISO’s.

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

The 1998 Executive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in our capital structure, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2006, there were outstanding options to purchase a total of 1,000,690 shares of Class C Common Stock and 519,889 shares of Class A Common Stock under the 1998 Executive Plan.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables represent a summary of options outstanding and exercisable at and activity during the years ended December 31, 2006, 2005 and 2004:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2003	9,037,935	$13.71

Granted	1,085,000	19.38
Exercised	(162,165)	7.19
Canceled	(113,590)	17.51

Outstanding at December 31, 2004	9,847,180	$14.40

Granted	514,750	14.13
Exercised	(98,142)	7.58
Canceled	(190,568)	17.37

Outstanding at December 31, 2005	10,073,220	$14.40

Granted	431,050	9.40
Exercised	(58,440)	6.26
Canceled or repurchased	(1,471,396)	14.09

Outstanding at December 31, 2006	8,974,434	$15.09

The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding as of	Weighted Average	Weighted	Exercisable as of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2006	Contractual Life	Exercise Price	2006	Exercise Price

$2.79-$5.58	73,377	3.92 years	$3.94	73,377	$3.94
$5.58-$8.36	1,441,952	4.00 years	6.19	1,441,952	6.19
$8.36-$11.15	438,362	9.02 years	9.38	56,214	9.26
$11.15-$13.94	180,000	4.84 years	12.80	180,000	12.80
$13.94-$16.73	4,087,279	4.40 years	14.38	3,869,780	14.39
$16.73-$19.51	1,593,401	6.12 years	19.01	1,212,411	18.90
$19.51-$22.30	171,994	1.50 years	20.67	171,994	20.67
$22.30-$25.09	93,815	1.50 years	24.19	93,815	24.19
$25.09-$27.88	894,254	2.27 years	27.88	894,254	27.88

	8,974,434	4.58 years	$15.09	7,993,797	$15.19

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2006, 2005, and 2004 consisted of the following (dollars in thousands):

	2006	2005	2004

Current tax expense (benefit):
Federal	$—	$—	$—
State and local	(2,193)	5,911	—

Total current expense	$(2,193)	$5,911	$—

Deferred tax expense (benefit):
Federal	(291)	(17,509)	22,425
State and local	(33)	(2,437)	3,122
State tax rate changes	(3,283)	(3,065)	—

Total deferred expense (benefit)	(3,607)	(23,011)	25,547

Total income tax expense (benefit)	$(5,800)	$(17,100)	$25,547

Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 35% for the years ended December 31, 2006, 2005 and 2004 due to the following (dollars in thousands):

	2006	2005	2004

Pretax income (loss) at federal statutory rate	$(17,635)	$(80,302)	$19,571
State income tax expense (benefit), net of federal benefit	(1,860)	(8,420)	2,729
Impairment charge	—	32,305	—
Reserve for contingencies	(2,193)	5,911	—
Change in state tax rates	(3,283)	(3,065)
Other	1,952	572	71
Non cash stock compensation	8,420	—	—
Increase in valuation allowance	8,800	35,899	3,176

Net income tax expense (benefit)	$(5,800)	$(17,100)	$25,547

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005

Current deferred tax assets:
Accounts receivable	$834	$944
Accrued expenses and other	2,705	2,590

Current deferred tax assets	3,539	3,534
Less: valuation allowance	(3,539)	(3,380)

Net current deferred tax assets	—	154

Noncurrent deferred tax assets:
Intangible and other assets	38,143	39,946
Other liabilities	8,501	7,336
Net operating loss	80,318	75,492

Noncurrent deferred tax assets	126,962	122,774
Less: valuation allowance	(125,731)	(117,090)

Net noncurrent deferred tax assets	1,231	5,684

Noncurrent deferred tax liabilities:
Intangible assets	197,044	200,795
Property and equipment	1,178	5,794
Other	53	54

Noncurrent deferred tax liabilities	198,275	206,643

Net noncurrent deferred tax liabilities	197,044	200,959

Net deferred tax liabilities	$197,044	$200,805

Deferred tax assets and liabilities are computed by applying the Federal income and estimated state tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible.

In connection with a review of the Company’s deferred tax accounts, an immaterial adjustment of $3.1 million was made in 2006 to correct the 2005 financial statements by increasing income tax benefit and decreasing deferred tax liabilities and net loss, and increasing stockholder’s equity. This adjustment was made to reduce state income taxes related to rate reductions in the states.

During the year ended December 31, 2006, the Company recorded deferred tax expense of $21.0 million generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $24.3 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill and investment in affiliates. Also during the year ended December 31, 2006, the Company revised its estimate for potential tax exposure at the state and local level and, accordingly, recorded $2.2 million reversal against the previously established reserve for these contingencies.

During the year ended December 31, 2005, the Company recorded deferred tax expense of $24.4 million generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for tax purposes, but is not amortized in the financial statements. This charge was offset by a $47.4 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill. Also during the year ended December 31, 2005, the Company revised its estimate for potential tax exposure at the state and local level and, accordingly, recorded $5.9 million to reserve for these contingencies.

During the year ended December 31, 2004, the Company recorded deferred tax expense of $25.7 million generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was partially offset by a $0.1 million tax benefit and reduction in valuation allowance resulting from certain adjustments made to net operating loss carry-forwards in its 2003 tax return. In addition, the Company recorded a $22.4 million reduction in the valuation allowance resulting from the utilization of loss carry-forwards against current year taxable income, and a $2.5 million reduction in the valuation allowance resulting from the acquisition of deferred tax liabilities in purchase accounting that are scheduled to reverse within its net operating loss carry-forward period.

At December 31, 2006, the Company has federal net operating loss carry forwards available to offset future income of approximately $207.7 million, of which $3.3 million will expire in 2012 and the remaining $204.4 will expire in the years 2018 through 2026. A portion of these losses may be subject to limitations due to ownership changes.

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands, except per share amounts).

	2006	2005	2004

Numerator:
Numerator for basic and diluted income (loss) per common share	$(44,588)	$(212,334)	$30,369

Denominator:
Denominator for basic income (loss) per common share — Weighted average common shares outstanding	50,824	66,911	68,789
Effect of dilutive securities:
Options	—	—	2,519
Restricted shares	—	—	—
Note payable	—	—	—

Denominator for diluted income (loss) per common share	50,824	66,911	71,308

Basic income (loss) per common share	$(.88)	$(3.17)	$0.44
Diluted income (loss) per common share	$(.88)	$(3.17)	$0.43

The following potentially dilutive shares were not included in the computation of diluted (loss) for the year ended December 31, 2006 as their effect would be antidilutive:

2006

Restricted shares of Class A Common Stock	82,837
Options to purchase class A common stock	695,688

Stock options to purchase 7,020,743 shares and 2,696,754 shares, and 1,674,914 shares of common stock were outstanding during the years ended December 31, 2006, 2005 and 2004, respectively, but not included in the

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted income (loss) per common share because the option exercise price was greater than the average market price of the common shares for the period and their effect would be anti-dilutive.

14.	Leases

The Company has non-cancelable operating leases, primarily for land, tower space, office space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $8.9 million, $8.6 million and $7.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are as follows:

Year Ending December 31:

2007	$8,291
2008	7,379
2009	6,064
2010	4,688
2011	3,464
Thereafter	18,663

$48,549

15.	Commitments and Contingencies

The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which we receive programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $18.4 million as of December 31, 2006 and will be paid in accordance with the agreement through April 2009.

The contract with Katz contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable it to convert to and utilize digital broadcasting technology on 240 of our stations. Under the terms of the agreement, the Company has committed to convert the 240 stations over a seven year period. The conversion of stations to the digital technology will require an investment in certain capital equipment over the next 4-5 years. Management estimates its investment will be approximately $0.1 million per station converted.

The Company has been subpoenaed by the Office of the Attorney General of the State of New York, as were other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation.

The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believe that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. Cumulus is not a party to any lawsuit or proceeding which, in management’s opinion, is likely to have a material adverse effect.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Related Party Transactions

Loan to Executive.  On February 2, 2000 the Company loaned Mr. L. Dickey $5.0 million, respectively for the purpose of enabling him to purchase 128,000 shares of newly issued Class C Common Stock from the Company. The price of the shares was $39.00 each, which was the approximate market price for the Company’s Class A Common Stock on that date. The loan was represented by a recourse promissory note executed by Mr. L. Dickey that provided for the payment of interest at 9.0% per annum or the peak rate the Company paid under the its credit facility and a note maturity date of December 31, 2003. Pursuant to Mr. L. Dickey’s Amended and Restated Employment Agreement dated July 1, 2001, the Company reduced the per annum interest rate on his note to 7% and extended the maturity date of the note to December 31, 2006. On December 20, 2006 Mr. L. Dickey repaid the entire balance of the note, plus accrued interest.

17.	Defined Contribution Plan

Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant’s contribution. The Company remits matching contributions to the plan monthly. During 2006, 2005, and 2004 the Company contributed approximately $0.7 million, $0.7 million and $0.6 million to the plan, respectively.

18.	Variable Interest Entities and Off-Balance Sheet Arrangements

As of December 31, 2006, the Company operated one station under an LMA. The condensed consolidated statements of operations for the for the year ended December 31, 2006 includes the revenue and broadcast operating expenses of this radio station and any related fees associated with the LMA from the effective date of the LMA through December 31, 2006.

Current FCC and antitrust regulatory requirements limit the number of stations a broadcaster may own in a given local market. In order to comply with all applicable regulations, during the second quarter of 2006 the Company entered into a trust agreement to place station KMAJ-AM into a trust (the “KMAJ Trust”) that comports with FCC rules and policies and thereby reduces the number of attributable ownership interests which the Company has in radio stations in the Topeka, Kansas Arbitron Metropolitan area.

Pursuant to the terms and conditions of the trust agreement, the Company has determined that its the primary beneficiary of the KMAJ Trust and will absorb a majority of the trust’s expected returns. As a result, in accordance with the guidance provided by Financial Interpretation No. 46 (revised), Consolidation of Variable Interest Entities, the Company has included the accounts of the KMAJ Trust in its condensed consolidated financial statements as of and for the year ended December 31, 2006.

As of December 31, 2006, the Company had no material off-balance sheet arrangements.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2006 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2006
Net revenue	$75,269	$87,342	$83,951	$87,759
Operating income (loss)	8,995	21,942	20,361	(51,338)
Net income (loss)(1)	857	4,696	1,269	(51,409)
Basic income (loss) per common share	$.01	$.08	$.03	$(1.01)
Diluted income (loss) per common share	$.01	$.08	$.03	$(1.01)
FOR THE YEAR ENDED DECEMBER 31, 2005 Net revenue	$72,124	$87,440	$85,326	$82,512
Operating income (loss)	12,184	8,169	22,408	(248,049)
Net income (loss)(2)	823	(4,974)	9,132	(217,315)
Basic income (loss) per common share	$0.01	$(0.07)	$0.14	$(3.43)
Diluted income (loss) per common share	$0.01	$(0.07)	$0.13	$(3.43)

(1)	The quarter ended June 30, 2006 includes a loss on the early extinguishment of debt of $2.3 million, which was recorded in connection with the completion of a new $850 million credit agreement in June 2006 and the related retirement of the term and revolving loans under its pre-existing credit agreement. Additionally, the Company recorded a gain of $2.5 million during the same quarter related to the contribution of assets to our affiliate CMP. The quarter ended December 31, 2006 includes an impairment charge of $63.4 million, which was recorded in connection with the Company’s annual impairment evaluation of intangible assets. In addition, there was non-cash stock compensation charge of $10.4 million related to the amendment of the CEO’s employment agreement in December, 2006.

(2)	The quarter ended September 30, 2005 includes a loss on the early extinguishment of debt of $1.2 million, which was recorded in connection with the completion of a new $800 million credit agreement in July 2005 and the related retirement of the term and revolving loans under its pre-existing credit agreement. The quarter ended December 31, 2005 includes an impairment charge of $264.1 million, which was recorded in connection with the Company’s annual impairment evaluation of intangible assets.

SCHEDULE I

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Provision for		Balance
	Beginning	Doubtful		at End
Fiscal Year	of Year	Accounts	Write-offs	of Year

2006
Allowance for doubtful accounts	$2,404	3,313	(3,775)	$1,942
2005
Allowance for doubtful accounts	$2,650	3,753	(3,999)	$2,404
2004
Allowance for doubtful accounts	$2,488	3,694	(3,532)	$2,650

S-1

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended.
23.1	Consent of KPMG LLP.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.