Form 10-Q
period 2007-03-31
CUMULUS MEDIA INC
filed 2007-05-10
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from            to
Commission file number 000-24525

CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization	36-4159663 (I.R.S. Employer Identification No.)

14 Piedmont Center Suite 1400, Atlanta, GA (Address of Principal Executive Offices)	30305 (ZIP Code)
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
Yes ☐ No ☑
     As of April 30, 2007, the registrant had outstanding 43,154,996 shares of common stock consisting of (i) 36,700,934 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,997	$2,392
Accounts receivable, less allowance for doubtful accounts of $2,111 and $1,942, in 2007 and 2006, respectively	46,233	55,013
Prepaid expenses and other current assets	8,136	5,477

Total current assets	59,366	62,882
Property and equipment, net	68,700	71,474
Intangible assets, net	934,138	934,140
Goodwill	176,791	176,791
Investment in affiliates	70,865	71,684
Other assets	13,919	16,176

Total assets	$1,323,779	$1,333,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,407	$30,826
Current portion of long-term debt	7,500	7,500

Total current liabilities	35,907	38,326
Long-term debt	738,750	743,750
Other liabilities	17,597	17,020
Deferred income taxes	193,457	197,044

Total liabilities	985,711	996,140

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 60,215,054 and 58,850,286 shares issued, 36,683,402 and 35,318,634 shares outstanding, in 2007 and 2006, respectively.	602	588
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 and 6,630,759 shares issued and outstanding, in 2007 and 2006, respectively	58	66
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Class A Treasury stock, at cost, 23,531,652 shares	(282,195)	(282,194)
Accumulated other comprehensive income	7,027	7,028
Additional paid-in-capital	981,350	978,480
Accumulated deficit	(368,780)	(366,967)

Total stockholders’ equity	338,068	337,007

Total liabilities and stockholders’ equity	$1,323,779	$1,333,147

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006

Broadcast revenues	$71,401	$75,269
Management fee from affiliate	1,000	—

Net revenues	72,401	75,269

Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $645 and $909 in 2007 and 2006, respectively)	51,646	53,567
Depreciation and amortization	3,871	4,813
LMA fees	165	205
Corporate general and administrative (including non-cash stock compensation of $2,341 and $3,503, in 2007 and 2006, respectively)	6,728	7,689

Total operating expenses	62,410	66,274

Operating income	9,991	8,995
Nonoperating income (expense):
Interest expense	(14,627)	(6,670)
Interest income	84	144
Other (expense), net	(29)	(362)

Total nonoperating expenses, net	(14,572)	(6,888)
Income (loss) before income taxes	(4,581)	2,107
Income tax expense (benefit)	(3,587)	1,250
Equity loss in affiliate	(819)	—

Net income (loss)	$(1,813)	$857

Basic and diluted income per common share:
Basic income per common share	$(0.04)	$0.01

Diluted income per common share	$(0.04)	$0.01

Weighted average common shares outstanding	43,206,683	60,074,811

Weighted average diluted common shares outstanding	43,206,683	61,531,604

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(1,813)	$857
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,862	4,658
Amortization of intangible assets and other	9	155
Amortization of debt issuance costs	111	223
Provision for doubtful accounts	645	909
Change in the fair value of derivative instruments	1,994	(850)
Deferred income taxes	(3,587)	1,250
Non-cash stock compensation	2,341	3,503
Net gain on disposition of fixed assets	16	16
Equity loss in affiliate	819	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,132	3,387
Prepaid expenses and other current assets	(2,657)	(790)
Accounts payable and accrued expenses	(1,458)	4,541
Other assets	131	1,355
Other liabilities	147	(98)

Net cash provided by operating activities	8,692	19,116
Cash flows from investing activities:
Dispositions	—	33
Purchase of intangible assets	—	(306)
Escrow deposits on pending acquisitions	—	306
Capital expenditures	(1,104)	(3,722)
Other	(13)	(36)

Net cash used in investing activities	(1,117)	(3,725)
Cash flows from financing activities:
Proceeds from bank credit facility	—	21,000
Repayments of borrowings from bank credit facility	(5,000)	(14,000)
Proceeds from issuance of common stock	30	287
Payments for repurchases of common stock	—	(25,714)

Net cash provided by (used in) financing activities	(4,970)	(18,427)

Increase (Decrease) in cash and cash equivalents	2,605	(3,036)

Cash and cash equivalents at beginning of period	2,392	5,121

Cash and cash equivalents at end of period	$4,997	$2,085

Non-cash operating, investing and financing activities:
Trade revenue	$3,629	$3,717
Trade expense	3,642	3,719
Interest paid	$13,302	$6,604
See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus”, “we” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2007.
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
Recent Accounting Pronouncement
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
     FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from prior practice, whereby companies was able to recognize a tax benefit only if it is probable a tax position will be sustained.
     The Company adopted the provisions of FIN 48 on January 1, 2007. The Company classifies interest and penalties relating to uncertain tax positions in income taxes. The Company files numerous income tax returns at the United States federal jurisdiction and for various state jurisdictions. One of our subsidiaries is subject to filing in a foreign jurisdiction. For U.S. federal purposes, due to the net operating losses available, we are no longer subject to examination for years prior to 1997. With few exceptions we are no longer subject to state and local or non-U.S. income tax examinations for the years before 2003.
The Company has identified one uncertain tax position related to state income tax matters. Prior to the adoption of FIN 48, management identified this issue and recorded a contingent liability for estimated income tax, interest and penalties. The Company reorganized its corporate structure and eliminated this type of transaction. The audit for the state with the largest potential liability was settled in late 2006 and subsequently paid. The Company determined that the income tax positions taken with these other states are not more likely than not to be sustained, and thus retained the contingencies previously recorded for these other states and will reverse them as the open years are no longer subject to examination, principally in the third and fourth quarters of 2007. On January 1, 2007, the contingency recorded for these remaining states was approximately $5.7 million, including penalties and interest of approximately $2.4 million. This entire amount, if recognized, would affect the effective tax rate.

2. Share-Based Compensation
     On March 1, 2007, the Compensation Committee of the Board of Directors granted 110,000 restricted shares of its Class A Common Stock to certain officers, other than the Chief Executive Officer. The restricted shares were granted pursuant to the Cumulus Media Inc. 2004 Equity Incentive Plan, and are subject to the continued employment of the recipient for a specified period of time. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.1 million. Stock compensation expense for these fixed awards will be accounted for as liability classified awards which will require revaluation at the end of each accounting period.
     On March 1, 2007, the Compensation Committee of the Board of Directors granted 320,000 restricted shares of its Class A Common Stock to Mr. L. Dickey, the Company's Chief Executive Officer. The restricted shares were granted pursuant to Mr. L. Dickey’s Third Amended and Restated Employment Agreement and are comprised of 160,000 shares of time-vested restricted Class A common stock which were previously accounted for in December 2006, as a result of the shares being effectively awarded at that time. Vesting of performance restricted shares is dependent upon achievement of compensation committee-approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant.
3. Derivative Financial Instruments
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
     In May 2005, Cumulus entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap, which became effective as of March 13, 2006, the end of the term of the Company’s prior swap (see further discussion below) and will expire March 13, 2009, unless extended pursuant to its terms, changes the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.

     For the three months ended March 31, 2007 the May 2005 Swap did not qualify as a cash flow hedging instrument and accordingly, this swap was, and will be henceforth, accounted for by mark-to-market accounting. Interest expense for the three months ended March 31, 2007 includes a charge of $2.0 million for the mark-to-market adjustment.
     The fair value of the May 2005 Swap is determined periodically by obtaining quotations from Bank of America, the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheet as of March 31, 2007 and December 31, 2006 reflects other long-term assets of $7.4 million and $9.4 million, respectively, to reflect the fair value of the May 2005 Swap. During the three-month period ended March 31, 2007 and 2006, $1.3 million and $1.5 million, respectively, were reported as a reduction of interest expense, which represents yield adjustments on the hedged obligation.
     In May 2005, Cumulus also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the swap for two additional years, from March 13, 2009 through March 13, 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results. Interest expense for the three months ended March 31, 2006 included $1.0 million of net gains related to the 2005 swap. The balance sheets as of March 31, 2007 and December 31, 2006 reflect other long-term liabilities of $1.2 million and $1.2 million, respectively, to reflect the fair value of the May 2005 Option.
     Cumulus had previously entered into a LIBOR-based interest rate swap arrangement in March 2003 (the “March 2003 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The March 2003 Swap, which expired by its terms on March 13, 2006, changed the variable-rate cash flow exposure on $300.0 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the March 2003 swap, Cumulus received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The March 2003 Swap was accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying balance sheets.
     The fair value of the March 2003 Swap was determined periodically by obtaining quotations from the financial institution that was the counterparty to the March 2003 Swap. The fair value represented an estimate of the net amount that Cumulus would have received if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the March 2003 Swap have been reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. These amounts subsequently have been reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings. During the three months ended March 31, 2006, $1.5 million of income related to the March 2003 Swap was reported as a reduction of interest expense and represents a yield adjustment of the hedged debt obligation. The March 2003 Swap arrangement was closed out in March 2006 and the assets and liabilities on the balance sheet were adjusted accordingly.
4. Acquisitions
Completed Acquisitions
     The Company did not complete any station acquisitions during the three months ended March 31, 2007 and 2006.
     At March 31, 2007 and 2006 the Company operated four and three stations, respectively, under local marketing agreements (“LMAs”). The consolidated statements of operations for the three months ended March 31, 2007 and 2006 include the revenue and broadcast operating expenses related to four and three radio stations and any related fees associated with the LMAs, respectively.

5. Investment in Affiliate
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
The Company’s investment in CMP is accounted for under the equity method. For the three months ended March 31, 2007, the Company recorded approximately $0.8 million, as equity in losses of affiliate. This amount is presented as part of nonoperating income (loss) on the accompanying condensed consolidated statement of operations. For the three months ended March 31, 2007, the affiliate generated revenues of $48.8 million, operating expense of $28.9 million and a net loss of $2.0 million.
Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s management will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three months ended March 31, 2007, the Company recorded as net revenues approximately $1.0 million in management fees from CMP.
6. Long-Term Debt
     The Company’s long-term debt consisted of the following at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
Term loan and revolving credit facilities at 7.4% and 7.6%, respectively	$746,250	$751,250

Less: Current portion of long-term debt	(7,500)	(7,500)

	$738,750	$743,750

2006 Refinancing
     On June 23, 2006, the Company announced the completion of a tender offer for 11.5 million outstanding shares of our Class A Common Stock. In connection with the tender offer, we also agreed to repurchase 5.0 million shares of our outstanding Class B Common Stock.
     In connection with the tender offer and common stock repurchase, on June 7, 2006, the Company entered into a new $850 million credit facility, which provides for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility. The proceeds were used by the Company to repay all amounts outstanding under its 2005 credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of the Company’s Class A Common Stock and 5.0 million shares of the Company’s Class B Common Stock, which occurred on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds are being used to provide ongoing working capital (which may, in the future, include the funding of future acquisitions of radio stations) and for other general corporate purposes, including capital expenditures. As of March 31, 2007, the Company had an outstanding balance of $30.5 million under the revolving credit facility.
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
     The term loan facility will mature on June 7, 2013 and amortizes in equal quarterly installments which commenced on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The term loan facility also contains certain minimum excess cash flow payment requirements. During the three months ended March 31, 2007, the company made such a payment for $30.5 million by drawing down on the revolving credit facility. The revolving credit facility will mature on June 7, 2012 and, except at our option, the commitment will remain unchanged up to that date.
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
     As of March 31, 2007, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.7%.
     Certain mandatory prepayments of the term loan facility would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities) and upon the sale of certain assets. Under the terms of the credit agreement governing the credit facility, the Company is subject to certain restrictive financial and operating covenants including, but not limited to, maximum leverage covenants, minimum interest coverage covenants, and limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit facility. At March 31, 2007, the Company was in compliance with such financial and operating covenants.
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
7. Share Repurchases
     On September 28, 2004, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $100.0 million of the Company’s Class A Common Stock, subject to the terms of the Company’s then-existing credit agreement. Subsequently, on December 7, 2005, the Company announced that its Board had authorized the purchase of up to an additional $100.0 million of the Company’s Class A Common Stock. During the three months ended March 31, 2007, the Company did not repurchase any shares of its Class A Common Stock in the open market. The Company has authority to repurchase an additional $57.0 million of its Class A Common Stock. Due to restrictions in our credit agreement, however, the actual maximum dollar value of shares that may be purchased under our Board-approved repurchase plan as of March 31, 2007 is limited to $2.0 million.
8. Earnings Per Share
     The following table sets forth the computation of basic and diluted income (loss) per share for the three-month periods ended March 31, 2007 and 2006 (dollars in thousands, except per share data).

	Three Months Ended March 31,
	2007	2006

Numerator:
Net (loss) income	$(1,813)	$857
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	43,207	60,075
Effect of dilutive securities:
Options	—	1,271
Restricted Shares	—	186

Shares applicable to diluted income per common share	43,207	61,532

Basic income per common share	$(0.04)	$0.01

Diluted income per common share	$(0.04)	$0.01

     The Company has issued restricted shares and options to key executives and employees to purchase shares of common stock as part of the Company’s stock option plans. At March 31, 2007, there were restricted shares (excluding 1,260,000 restricted shares awarded to Mr. L. Dickey and certain officers of the Company that are classified as liabilities) and options issued and outstanding to purchase the following classes of common stock:

March 31,
2007

Restricted shares of Class A Common Stock	255,00
Options to purchase Class A Common Stock	7,459,023
Options to purchase Class C Common Stock	1,469,440
     For the three months ended March 31, 2007, there were 7,001,165 options not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period and their effect would be anti-dilutive. For the three months ended March 31, 2006,

7,437,688 options were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the same period and this effect would be anti-dilutive.
9. Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income. Comprehensive income includes net income (loss) as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The Company reports changes in the fair value of derivatives qualifying as cash flow hedges as components of comprehensive income. The components of comprehensive income are as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006

Net (loss) income	$(1,813)	$857
Change in the fair value of derivative instrument	—	2,938

Comprehensive income	$(1,813)	$3,795

10. Commitments and Contingencies
     The contract with Katz as described in Note 1 contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $16.2 million as of March 31, 2007 and will be paid in accordance with the agreement through July 2009.
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
Overview
     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of March 31, 2007, we owned and operated 306 stations in 59 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to four stations in two U.S. markets. In addition, we, along with three private equity firms, formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. The acquisition included 33 radio stations in 8 markets.
     As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we continue to be the second largest radio broadcasting company in the United States based on number of stations and believe that, based upon the stations we own or manage through CMP, we are the third largest radio broadcasting company based on net revenues. Upon completion of all the Company’s pending acquisitions, we, directly and through our investment in CMP, will own or operate a total of 344 radio stations in 67 U.S. markets.
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
     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the three months ended March 31, 2007 and 2006, approximately 88.3% and 85.0% of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We engaged Katz Media Group, Inc. (“Katz”) to represent the Company as our national advertising sales agent.
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
Results of Operations
     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months	Three Months		Percent
	Ended March 31,	Ended March 31,	Dollar Change	Change 2007
	2007	2006	2007 vs. 2006	vs. 2006

STATEMENT OF OPERATIONS DATA:
Net revenues	$72,401	$75,269	$(2,868)	-3.8%
Station operating expenses excluding depreciation, amortization and LMA fees	51,646	53,567	(1,921)	-3.6%
Depreciation and amortization	3,871	4,813	(942)	-19.6%
LMA fees	165	205	(40)	-19.5%
Corporate general and administrative (including non-cash stock compensation expense)	6,728	7,689	(961)	-12.5%

Operating income	9,991	8,995	996	11.1%
Interest expense, net	14,543	6,526	8,017	122.8%
Other expense (income), net	848	362	486	134.3%
Income tax expense (benefit)	(3,587)	1,250	(4,837)	-387.0%

Net income (loss)	$(1,813)	$857	$(2,670)	-311.6%

OTHER DATA:			—
Station operating income (1)	$20,755	$21,702	$(947)	-4.4%
Station operating income margin (2)	28.7%	28.8%	—	-0.1%
Cash flows related to:
Operating activities	8,692	19,116	(10,424)	-54.5%
Investing activities	(1,117)	(3,725)	2,608	70.0%
Financing activities	(4,970)	(18,427)	13,457	73.0%
Capital expenditures	$(1,104)	$(3,722)	$2,618	70.3%

(1)	Station operating income is defined as operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, and non-cash stock compensation. Station operating income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended March 31, 2007 Versus the Three Months Ended March 31, 2006
     Net Revenues. Net revenues decreased $2.9 million, or 3.8% to $72.4 million for the three months ended March 31, 2007 from $75.3 million for the three months ended March 31, 2006. This decrease was primarily attributable to the contribution of four stations to CMP in the second quarter of 2006.
     On a pro forma basis, which excludes the January through March 2006 results of the stations contributed to CMP in May 2006, net revenues for the three months ended March 31, 2007 decreased $0.5 million to $72.4 million, a decrease of 0.6% from the same period in 2006.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $2.0 million, or 3.6%, to $51.6 million for the three months ended March 31, 2007 from $53.6 million for the three months ended March 31, 2006. This decrease was primarily attributable to the contribution of four radio stations to CMP in the second quarter of 2006. The provision for doubtful accounts was $0.6 million for the three months ended March 31, 2007 as compared to $0.9 million during the three months ended March 31, 2006. As a percentage of net revenues, the provision for doubtful accounts was 0.9% for the three months ended March 31, 2007 and was consistent with the prior year.
     Depreciation and Amortization. Depreciation and amortization decreased $0.9 million, or 19.6%, to $3.9 million for the three months ended March 31, 2007 compared to $4.8 million for the three months ended March 31, 2006. This decrease was primarily attributable to the contribution of assets to CMP in the second quarter of 2006.
     LMA Fees. LMA fees totaled $0.2 million for the three months ended March 31, 2007 and were comprised primarily of fees associated with stations operated under LMAs in Vinton, Iowa, and Ann Arbor, Michigan.
     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $1.0 million, or 12.5%, to $6.7 million for the three months ended March 31, 2007 compared to $7.7 million for the three months ended March 31, 2006. This is primarily attributable to a $1.2 million decrease in non-cash stock compensation costs offset by a slight increase in general and administrative expenses.

     Non-operating (Income) Expense. Interest expense, net of interest income, increased by $8.0 million to $14.5 million for the three months ended March 31, 2007 compared to $6.5 million for the three months ended March 31, 2006. This increase was primarily due to increased levels of bank debt outstanding, a higher average cost of bank debt and a net $2.0 million non-cash charge versus a net $0.8 million credit for the change in value and amortization of an interest rate swap arrangement for the same period in 2006. (dollars in thousands):

	Three Months	Three Months		Percent
	Ended March 31,	Ended March 31,	Dollar Change	Change 2007
	2007	2006	2007 vs. 2006	vs. 2006

Bank Borrowings — term loan and revolving credit facilities	$13,712	$8,462	$5,250	62.0%
Bank Borrowings yield adjustment — interest rate swap arrangement — net	(1,340)	(1,515)	175	-11.5%
Change in fair value of interest rate swap agreement	2,020	—	2,020	N/A
Change in fair value of interest rate option agreement	(26)	(850)	824	96.9%
Other interest expense	261	573	(312)	-54.5%
Interest income	(84)	(144)	60	41.7%

Interest expense, net	$14,543	$6,526	$8,017	122.8%

     Income Taxes For the three months ended March 31, 2007, the Company recorded an income tax benefit of $3.6 million, as compared to a $1.3 million charge during the first quarter of 2006.
     Station Operating Income. As a result of the factors described above, station operating income decreased $0.9 million, or 4.4%, to $20.8 million for the three months ended March 31, 2007 compared to $21.7 million for the three months ended March 31, 2006. Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses and non-cash stock compensation. Station operating income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Station Operating Income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate the stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation as it does not represent an actual cash obligation.
     We believe that station operating income is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that station operating income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used station operating income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be useful in order to determine the value of our portfolio of stations. We believe that station operating income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, station operating income is the primary measure that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing station operating income, we are providing our investors with an analysis of our performance that is consistent with that which is utilized by our management and our Board.
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
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	Three months ended March 31,
	2007	2006

Operating income	$9,991	$8,995
LMA fees	165	205
Depreciation and amortization	3,871	4,813
Corporate general and administrative	6,728	7,689

Station operating income	$20,755	$21,702

     Intangible Assets. Intangible assets, net of amortization, were $934.1 million and $934.1 million as of March 31, 2007 and December 31, 2006, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Specifically identified intangible assets, including broadcasting licenses, acquired in a business combination are recorded at their estimated fair value on the date of the related acquisition. Purchased intangible assets are recorded at cost. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
Liquidity and Capital Resources
     Our principal need for funds has been to fund the acquisition of radio stations and, to a lesser extent, working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from borrowings under credit facilities and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our foreseeable capital needs for the next 12 months, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.
     For the three months ended March 31, 2007, net cash provided by operating activities decreased $10.4 million to $8.7 million from $19.1 million for the three months ended March 31, 2006. The decrease is primarily attributable to a $6.0 million decrease in accounts payable and a $4.8 million decrease in deferred income taxes, with favorable offsets related to the net change in the remaining operating activities.
     For the three months ended March 31, 2007, net cash used in investing activities decreased $2.6 million to $1.1 million from $3.7 million for the three months ended March 31, 2007. This decrease was primarily attributable a decrease in capital expenditures for the period comprised of $0.8 million of expenditures related to the consolidation of or the purchase of studio facilities and tower structures and $0.3 million of maintenance capital expenditures..
     For the three months ended March 31, 2007, net cash used in financing activities totaled $5.0 million compared to net cash used in financing activities of $18.4 million during the three months ended March 31, 2006. Net cash used during the current period was primarily due to repayment of the revolving credit facility.
     Historical Acquisitions. We did not complete any station acquisitions during the three months ended March 31, 2007 and 2006.
     Pending Acquisitions. As of March 31, 2007 we were not a party to any pending acquisitions.
     Acquisition Shelf Registration Statement. We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of March 31, 2007, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various completed acquisitions.
     Sources of Liquidity. We have historically financed our acquisitions primarily through the proceeds from debt and equity financings, the proceeds from asset divestitures and using cash generated from operations. There were no acquisitions in first quarter 2007.
     On June 23, 2006, we announced the completion of a tender offer for 11.5 million outstanding shares of our Class A Common Stock. In connection with the tender offer, we also agreed to repurchase 5.0 million shares of our outstanding Class B Common Stock.
     In connection with the tender offer and common stock repurchase, on June 7, 2006, we entered into a new $850 million credit facility, which provides for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility. We used the proceeds to repay all amounts outstanding under our 2005 credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of our Class A Common Stock pursuant to the tender offer and 5.0 million shares of our Class B Common Stock pursuant to the negotiated repurchase, which occurred on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds are being used to provide ongoing working capital (which may, in the future, include the funding of future acquisitions of radio stations) and for other general corporate purposes, including capital expenditures. As of March 31, 2007, we had an outstanding balance under the revolving credit facility of $30.5 million.
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
     Our obligations under the credit facility are collateralized by a pledge of substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by our subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.) and 65% of the capital stock of certain first-tier foreign subsidiaries. In addition, our obligations under the credit facility are guaranteed by certain of our subsidiaries.
     The term loan facility will mature on June 7, 2013 and amortizes in equal quarterly installments which commenced on September 30, 2006, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The term loan facility also contains certain minimum excess cash flow payment requirements. During the three months ended March 31, 2007, we made such a payment for $30.5 million by drawing down on the revolving credit facility. The revolving credit facility will mature on June 7, 2012 and, except at our option, the commitment will remain unchanged up to that date.
     Borrowings under the term loan facility bear interest, at our option, at a rate equal to LIBOR plus 2.0% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 1.0%. Borrowings under the revolving credit facility will bear interest, at our option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon our leverage ratio).
     As of March 31, 2007, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.7%.
     Certain mandatory prepayments of the term loan facility would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities) and upon the sale of certain assets. Under the terms of the credit agreement governing the credit facility, we are subject to certain restrictive financial and operating covenants including, but not limited to, maximum leverage covenants, minimum interest coverage covenants, limitations on capital expenditures, asset dispositions and the payment of dividends. The failure to comply with the covenants would result in an event of default, which in turn would permit acceleration of debt under the credit facility. At March 31, 2007, we were in compliance with such financial and operating covenants.
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
     In May 2005, we entered into a forward-starting interest rate swap agreement that became effective in March 2006. This swap agreement effectively fixes the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009. As a result and including the fixed component of the swap, at March 31, 2007, our effective cash interest rate on loan amounts outstanding under our current interest rate swap agreement is 6.8%.
     A commitment fee calculated at a rate ranging from 0.25% to 0.38% per year (depending upon our leverage levels) of the average daily amount available under the revolving credit facility is payable quarterly in arrears, and fees in respect of letters of credit, issued in accordance with the credit agreement governing our credit facility, equal to the interest rate margin then applicable to Eurodollar Rate loans under the revolving credit facility are payable quarterly in arrears. In addition, a “fronting fee” of 0.25% is payable quarterly to the issuing bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     At March 31, 2007, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.8 million for the three months ended March 31, 2007. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $346.3 million of borrowings outstanding at March 31, 2007 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.8 million for the three months ended March 31, 2007.
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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as a result of the previously disclosed material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2006, our disclosure controls and procedures are not effective as of March 31, 2007, due to the fact that the remediation steps being taken, described below, were not fully implemented by the end of such period.
     In response to the material weakness described in our annual report on Form 10-K for the year ended December 31, 2006, we have engaged an outside tax consultant, who is unaffiliated with our external auditor, to perform quarter-end reviews of our tax accounting, and we have hired additional personnel to complement our existing corporate accounting staff. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     Not applicable
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

CUMULUS MEDIA INC.
Date: May 10, 2007	By:	/s/ Martin R. Gausvik
Executive Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.