Form 10-Q
period 2007-06-30
CUMULUS MEDIA INC
filed 2007-08-09
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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
Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, the registrant had 43,180,496 outstanding shares of common stock consisting of (i) 36,726,434 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$1,284	$2,392
Accounts receivable, less allowance for doubtful accounts of $1,890 and $1,942, in 2007 and 2006, respectively	58,568	55,013
Prepaid expenses and other current assets	6,652	5,477

Total current assets	66,504	62,882

Property and equipment, net	66,197	71,474
Intangible assets, net	934,786	934,140
Goodwill	176,791	176,791
Investment in affiliates	70,126	71,684
Other assets	13,310	16,176

Total assets	$1,327,714	$1,333,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$28,160	$30,826
Current portion of long-term debt	7,500	7,500

Total current liabilities	35,660	38,326

Long-term debt	732,500	743,750
Other liabilities	14,365	17,020
Deferred income taxes	202,094	197,044

Total liabilities	984,619	996,140

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock due 2009, stated value $1,000 per share, and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 59,827,899 and 58,850,286 shares issued, 36,726,247 and 35,318,634 shares outstanding, in 2007 and 2006, respectively	598	588
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 and 6,630,759 shares issued and outstanding, in 2007 and 2006, respectively	58	66
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	6
Class A Treasury stock, at cost, 23,101,652 and 23,531,652 shares in 2007 and 2006, respectively	(277,039)	(282,194)
Accumulated other comprehensive income	6,621	6,621
Additional paid-in-capital	978,686	978,480
Accumulated deficit	(365,835)	(366,560)

Total stockholders’ equity	343,095	337,007

Total liabilities and stockholders’ equity	$1,327,714	$1,333,147

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

		RESTATED		RESTATED
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Broadcast revenues	$86,338	$86,716	$157,739	$161,985
Management fee from affiliate	1,000	626	2,000	626

Net revenues	87,338	87,342	159,739	162,611
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees	53,581	55,163	105,228	108,731
Depreciation and amortization	3,690	4,513	7,560	9,326
Gain on assets transferred to affiliate	—	(2,548)	—	(2,548)
LMA fees	165	192	331	397
Corporate general and administrative (including non-cash stock compensation of $2,007, $3,565, $4,349 and $7,068, respectively)	6,052	8,080	12,780	15,768

Total operating expenses	63,488	65,400	125,899	131,674

Operating income	23,850	21,942	33,840	30,937

Non-operating income (expense):
Interest expense	(10,563)	(2,746)	(25,191)	(9,416)
Interest income	106	159	190	303
Loss on early extinguishment of debt	(986)	(2,284)	(986)	(2,284)
Other income (expense), net	(142)	525	(171)	162

Total nonoperating expenses, net	(11,585)	(4,346)	(26,158)	(11,235)

Income before income taxes and equity (loss) in affiliate	12,265	17,596	7,682	19,702
Income tax expense	(8,987)	(8,372)	(5,400)	(9,622)
Equity in (loss) of affiliate	(739)	(2,487)	(1,557)	(2,487)

Net income	$2,539	$6,737	$725	$7,593

Basic and diluted income per common share:
Basic income per common share	$0.06	$0.12	$0.02	$0.13

Diluted income per common share	$0.06	$0.11	$0.02	$0.13

Weighted average basic common shares outstanding	43,598,061	58,458,708	43,403,453	59,261,743

Weighted average diluted common shares outstanding	44,218,656	59,775,116	44,048,362	60,693,194

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

		RESTATED
	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities:
Net income	$725	$7,593
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	986	2,284
Depreciation	7,555	9,034
Amortization of intangible assets and debt issuance costs	214	645
Provision for doubtful accounts	1,467	1,792
Adjustment of the fair value of derivative instruments	(130)	(7,442)
Deferred income taxes	5,050	9,622
Non-cash stock compensation	4,349	7,068
Net loss on disposition of fixed assets	—	16
Gain on transfer of assets to unconsolidated affiliate	—	(2,548)
Equity loss on investment in unconsolidated affiliate	1,557	2,487
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,234)	(5,484)
Prepaid expenses and other current assets	(1,144)	(74)
Accounts payable and accrued expenses	(1,705)	7,384
Other assets	575	360
Other liabilities	(1,824)	(331)

Net cash provided by operating activities	13,441	32,406
Cash flows from investing activities:
Acquisitions, including investment in affiliate	—	(2,712)
Purchase of intangible assets	—	(5,234)
Escrow deposits on pending acquisitions	—	300
Capital expenditures	(2,277)	(5,887)
Proceeds from sale of fixed assets	—	33
Other	(90)	(107)

Net cash used in investing activities	(2,367)	(13,607)
Cash flows from financing activities:
Proceeds from bank credit facility	750,000	814,750
Repayments of borrowings from bank credit facility	(761,250)	(604,000)
Payments for debt issuance costs	(953)	(1,568)
Proceeds from issuance of common stock	300	—
Payment for repurchase of common stock	—	(220,075)
Other	(279)	—

Net cash used in financing activities	(12,182)	(10,893)

Increase (decrease) in cash and cash equivalents	(1,108)	7,906

Cash and cash equivalents at beginning of period	2,392	5,121

Cash and cash equivalents at end of period	$1,284	$13,027

Non-cash operating, investing, and financing activities:
Trade revenue	$8,150	$8,611
Trade expense	8,259	8,482
Interest paid	$28,032	$15,071
See accompanying notes to condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus”, “we” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2007.
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
FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from prior practice, whereby companies were able to recognize a tax benefit only if it is probable a tax position will be sustained.
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
The Company has identified one uncertain tax position related to state income tax matters. Prior to the adoption of FIN 48, management identified this issue and recorded a contingent liability for estimated income tax, interest and penalties. The Company reorganized its corporate structure and eliminated this type of transaction. The audit for the state with the largest potential liability was settled in late 2006 and subsequently paid. The Company determined that the income tax positions taken with these other states are not more likely than not to be sustained, and thus retained the contingencies previously recorded for these other states and will reverse them as the open years are no longer subject to examination, principally in the third and fourth quarters of 2007. On January 1, 2007, the contingency recorded for these remaining states was approximately $5.7 million, including penalties and interest of approximately $2.4 million. At June 30, 2007 the contingency remaining for these states was approximately $5.2 million, including penalties and interest of approximately $2.8 million. This entire amount, if recognized, would affect the effective tax rate.
2. Restatement
As previously reported, on May 10, 2007, the Company’s management, acting under the scope of authority granted by the audit committee of the board of directors of the Company, determined that the interim financial statements included in the Company’s quarterly reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 should no longer be relied upon due to an error in those financial statements related to the accounting for certain interest rate swaps as further described below. The Company is including in this quarterly report on Form 10-Q the restated financial results for the periods ended June 30, 2006.
In May 2005, the Company entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows for certain of its debt instruments resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. Through fiscal year 2006, the May 2005 Swap was accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby changes in the fair value are reported as a component of the Company’s accumulated other comprehensive income (“AOCI”), a portion of stockholders’ equity.
Subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2006, management discovered that beginning June 15, 2006, in connection with the refinancing of the Company’s debt, based on the interest rate elections made by the company at this time, the May 2005 Swap no longer qualified as a cash flow hedging instrument. Accordingly, the changes in its fair value should have been reflected in the statement of operations instead of AOCI. In addition, as of June 15, 2006, certain amounts included in AOCI should have been reversed and recognized in the statement of operations.
As a result of the corrections of the error discussed above, the Company’s income before income tax benefit and equity loss of affiliate for the three and six months ended June 30, 2006 increased approximately $6.3 million, resulting primarily from the reclassification of a portion of AOCI to the statement of operations. Net income for the three and six months ended June 30, 2006 increased $2.0 million due to recording an additional $4.3 million of income tax expense on the $6.3 million reduction of interest expense. The amount remaining in AOCI will be reclassified to the statement of operations beginning in the quarter ending September 30, 2007. The effects of the error are presented below in the restated June 30, 2006 financial statements (dollars in thousands). The restatement also affects the amounts disclosed in Notes 7 and 8 to the accompanying Condensed Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(Unaudited)

	June 30, 2006
	Before Restatement	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$13,027	—	$13,027
Accounts receivable	55,935	—	55,935
Prepaid expenses and other current assets	12,441	—	12,441
Deferred tax assets	154	—	154

Total current assets	81,557	—	81,557
Property and equipment, net	76,235	—	76,235
Intangible assets, net	984,352	—	984,352
Goodwill	185,814	—	185,814
Investment in affiliate	74,396	—	74,396
Other assets	23,650	—	23,650

Total assets	$1,426,004	$—	$1,426,004

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,573	—	$31,573
Current portion of long-term debt	7,500	—	7,500

Total current liabilities	39,073	—	39,073
Long-term debt	772,250	—	772,250
Other liabilities	16,493	—	16,493
Deferred income taxes	209,220	4,272	213,492

Total liabilities	1,037,036	4,272	1,041,308
Preferred stock	—		—
Class A common stock	585	—	585
Class B common stock	116	—	116
Class C common stock	6	—	6
Treasury Stock	(327,222)	—	(327,222)
Accumulated other comprehensive income	12,934	(6,313)	6,621
Additional paid-in-capital	1,025,401	—	1,025,401
Accumulated deficit	(317,860)	2,041	(315,819)
Loan to officer	(4,992)	—	(4,992)

Total stockholders’ equity	388,968	(4,272)	384,696

Total liabilities and stockholders’ equity	$1,426,004	$—	$1,426,004

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Before Restatement	Adjustments	As Restated	Before Restatement	Adjustments	As Restated

Broadcast revenues	$86,716	$—	$86,716	$161,985	$—	$161,985
Management fee from affiliate	626	—	626	626	—	626

Net revenues	87,342	—	87,342	162,611	—	162,611
Operating expenses:

Station operating expenses, excluding depreciation, amortization and LMA fees	55,163	—	55,163	108,731	—	108,731
Depreciation and amortization	4,513	—	4,513	9,326	—	9,326
Gain on assets transferred to affiliate	(2,548)	—	(2,548)	(2,548)	—	(2,548)
LMA fees	192	—	192	397	—	397
Corporate general and administrative	8,080	—	8,080	15,768	—	15,768

Total operating expenses	65,400	—	65,400	131,674	—	131,674

Operating income	21,942	—	21,942	30,937	—	30,937

Non-operating income (expense):
Interest expense	(9,059)	6,313	(2,746)	(15,729)	6,313	(9,416)
Interest income	159	—	159	303	—	303
Loss on early extinguishment of debt	(2,284)	—	(2,284)	(2,284)	—	(2,284)
Other income, net	525	—	525	162	—	162

Total nonoperating expenses, net	(10,659)	6,313	(4,346)	(17,548)	6,313	(11,235)

Income before income taxes and equity in (loss) of affiliate	11,283	—	17,596	13,389	—	19,702
Income tax expense	(4,100)	(4,272)	(8,372)	(5,350)	(4,272)	(9,622)
Equity in (loss) of affiliate	(2,487)	—	(2,487)	(2,487)	—	(2,487)

Net income	$4,696	$2,041	$6,737	$5,552	$2,041	$7,593

Basic and diluted income per common share:
Basic income per common share	$0.08	$0.04	$0.12	$0.09	$0.04	$0.13

Diluted income per common share	$0.08	$0.03	$0.11	$0.09	$0.04	$0.13

Weighted average basic common shares outstanding	58,458,708		58,458,708	59,261,743		59,261,743

Weighted average diluted common shares outstanding	59,775,116		59,775,116	60,693,194		60,693,194

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	June 30, 2006
	Before Restatement	Adjustments	As Restated

Cash flows from operating activities:
Net income	$5,552	$2,041	$7,593
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	2,284	—	2,284
Depreciation	9,034	—	9,034
Amortization of intangible assets and other assets	285	—	285
Amortization of debt issuance costs	360	—	360
Provision for doubtful accounts	1,792	—	1,792

Adjustment of the fair value of derivative instruments	(1,129)	(6,313)	(7,442)
Deferred income taxes	5,350	4,272	9,622
Non-cash stock compensation	7,068	—	7,068
Net gain on disposition of fixed assets	16	—	16
Gain on transfer of assets to unconsolidated affiliate	(2,548)	—	(2,548)
Equity loss on investment in unconsolidated affiliate	2,487	—	2,487
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,484)	—	(5,484)
Prepaid expenses and other current assets	(74)	—	(74)
Accounts payable and accrued expenses	7,384	—	7,384
Other assets	360	—	360
Other liabilities	(331)	—	(331)

Net cash provided by operating activities	32,406	—	32,406
Cash flows from investing activities:
Acquisitions, including investment in affiliate	(2,712)	—	(2,712)
Purchase of intangible assets	(5,234)	—	(5,234)
Escrow deposits on pending acquisitions	300	—	300
Capital expenditures	(5,887)	—	(5,887)
Proceeds from sale of fixed assets	33	—	33
Other	(107)	—	(107)

Net cash used in investing activities	(13,607)	—	(13,607)

Cash flows from financing activities:
Proceeds from bank credit facility	814,750	—	814,750
Repayments of borrowings from bank credit facility	(604,000)	—	(604,000)
Payments for debt issuance costs	(1,568)	—	(1,568)
Payment for repurchase of common stock	(220,075)	—	(220,075)

Net cash used in financing activities	(10,893)	—	(10,893)

Increase in cash and cash equivalents	7,906		7,906

Cash and cash equivalents at beginning of period	5,121		5,121

Cash and cash equivalents at end of period	$13,027		$13,027

The Company made an immaterial correction to the “Before Restatement” statement of cash flows for the six months ended June 30, 2006, unrelated to the restatement issue discussed above. The correction results in an increase to net cash provided by operating activities and an increase to net cash used in financing activities of approximately $2.6 million, to reflect actual cash paid for debt issuance costs in the six months ended June 30, 2006.
The Company also made an immaterial correction to the accompanying December 31, 2006 balance sheet related to the above described restatement issue by reducing AOCI and decreasing the accumulated deficit by $0.4 million.
3. Stock Based Compensation
For the three and six months ended June 30, 2007, the Company recognized approximately $2.0 million and $4.4 million, respectively, in non-cash stock-based compensation expense.
The Board of Directors approved an amendment to the Company’s 2004 Equity Incentive Plan, on April 13, 2007, which was subsequently approved by the Company’s stockholders as well. The amendments increased the number of shares available to be issued under the plan from 2,975,000 to 3,665,000, and increased the number of shares that may be issued as restricted or deferred shares from 925,000 to 1,795,000.
During the six months ended June 30, 2007, the Company reclassified $5.2 million from Treasury Stock to Additional Paid In Capital related to the issuance of 430,000 shares of restricted common stock.
4. Acquisitions
Completed Acquisitions
The Company did not complete any station acquisitions during the three months ended June 30, 2007.
During the six months ended June 30, 2006, the Company completed its acquisition of two radio stations in the Huntsville, Alabama market at a cost of approximately $3.3 million, paid in cash. The Huntsville stations were primarily acquired as they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States.
At June 30, 2007 and 2006 the Company operated four and three stations, respectively, under local marketing agreements (“LMAs”). The consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 include the revenue and broadcast operating expenses related to four and three radio stations and any related fees associated with the LMAs, respectively.
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
The Company’s investment in CMP is accounted for under the equity method. For the three months ended June 30, 2007, the Company recorded approximately $0.7 million as equity loss in affiliate and for the six months ended June 30, 2007 the Company recorded $1.6 million as equity loss from affiliate. These amounts are presented as part of non-operating income (loss) on the accompanying condensed consolidated statement of operations. For the three and six months ended June 30, 2007, the affiliate generated revenues of $63.2 million and $112.0 million, operating expense of $36.1 million and $65.1 million and net loss of $2.9 million and $5.0 million, respectively. For the period May and June 2006, during which time the Company had an equity investment in CMP, the affiliate generated revenues of $42.8 million, expense of $23.1 million and a net loss of $8.6 million.

Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s management will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and six months ended June 30, 2007, the Company recorded as net revenues approximately $1.0 million and $2.0 million, respectively, in management fees from CMP.
6. Long Term Debt
The Company’s long-term debt consisted of the following at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006

Term loan and revolving credit facilities at 7.1% and 7.7%, respectively	$740,000	$751,250
Less: Current portion of long-term debt	(7,500)	(7,500)

	$732,500	$743,750

2007 Refinancing
On June 11, 2007, the Company entered into an amendment to its existing credit agreement, dated June 7, 2006, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Amended Credit Agreement.”
The Amended Credit Agreement provides for a replacement term loan facility, in the original aggregate principal amount of $750.0 million, to replace the prior term loan facility, which had an outstanding balance at the time of refinancing of approximately $713.9 million, and maintains the pre-existing $100.0 million revolving credit facility. The proceeds of the replacement term loan facility, fully funded on June 11, 2007, were used to repay the outstanding balances under the prior term loan facility and under the revolving credit facility.
The Company’s obligations under the Amended Credit Agreement are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.) and 65% of the capital stock of certain first-tier foreign subsidiaries. In addition, the Company’s obligations under the Amended Credit Agreement are guaranteed by certain of its subsidiaries.
The Amended Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on June 11, 2014 and will amortize in equal quarterly installments beginning on September 30, 2007, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at the option of the Company, the commitment will remain unchanged up to that date.
Borrowings under the replacement term loan facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 1.75% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 0.75%. Borrowings under the revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon the Company’s leverage ratio).
As of June 30, 2007, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.325%. As of June 30, 2007, the effective interest rate inclusive of the May 2005 Swap is 6.619%.
Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Amended Credit Agreement)

and upon the sale of certain assets.
The representations, covenants and events of default in the Amended Credit Agreement are customary for financing transactions of this nature. Events of default in the Amended Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Amended Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Amended Credit Agreement and the ancillary loan documents as a secured party. As of June 30, 2007, the Company was in compliance with all financial and non-financial covenants.
In connection with the retirement of the Company’s pre-existing credit facilities, the Company recorded a loss on early extinguishment of debt of $1.0 million for 2007, which was comprised of previously capitalized loan origination expenses. In connection with 2007 refinancing, the Company capitalized approximately $1.0 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.
7. Earnings Per Share
The following table sets forth the computation of basic and diluted income per share for the three and six month periods ended June 30, 2007 and 2006 (in thousands, except per share data).

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(RESTATED)		(RESTATED)
Numerator:
Net income	$2,539	$6,737	$725	$7,593
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	43,598	58,459	43,403	59,262
Effect of dilutive securities:
Options	540	1,316	569	1,201
Restricted shares	81	184	76	230

Shares applicable to diluted income per common share	44,219	59,959	44,048	60,693

Basic income per common share	$0.06	$0.12	$0.02	$0.13

Diluted income per common share	$0.06	$0.11	$0.02	$0.13

The Company has issued to key executives and employees restricted stock and stock options to purchase shares of common stock as part of the Company’s stock incentive plans. At June 30, 2007 and 2006, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

	June 30, 2007	June 30, 2006

Restricted shares of Class A Common Stock	612,500	1,005,000
Options to purchase Class A Common Stock	7,239,303	8,469,433
Options to purchase Class C Common Stock	1,500,690	1,500,690
For the three and six months ended June 30, 2007, 6,868,312 options were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period.
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

	Three Months	Three Months	Six Months Ended	Six Months Ended
	Ended June 30,	Ended June 30,	June 30,	June 30,
	2007	2006	2007	2006
		(RESTATED)		(RESTATED)
Net income	$2,539	$6,737	$725	$7,593
Change in the fair value of derivative instruments	—	(3,718)	—	(780)

Comprehensive income	$2,539	$3,019	$725	$6,813

9. Commitments and Contingencies
The national advertising contract with Katz contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $14.1 million as of June 30, 2007 and will be paid in accordance with the agreement through July 2009.
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
In May 2007, the Company received a request for information and documents from the FCC related to the Company’s sponsorship of identification policies and sponsorship identification practices at certain of its radio stations as requested by the FCC. The Company is cooperating with the FCC in this investigation and is in the process of producing documents and other information requested by the FCC. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations or cash flows.
The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
10. Subsequent Event
On July 23, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cloud Acquisition Corporation, a Delaware corporation (“Parent”), and Cloud Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”).
Parent is owned by an investment group consisting of Mr. Lewis W. Dickey, Jr., the Company’s Chairman, President and Chief Executive Officer, his brother John W. Dickey, the Company’s Executive Vice President and Co-Chief Operating Officer, other members of their family (collectively with Messrs. L. Dickey and J. Dickey, the “Dickeys”), and an affiliate of Merrill Lynch Global Private Equity (the “Sponsor”).
The Dickeys have agreed, at the request of the Sponsor, to contribute a portion of their Company equity to Parent or an affiliate thereof (such contributed equity, the “Rollover Shares”). Parent has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Parent to pay the aggregate merger consideration and all related fees and expenses.
At the effective time of the Merger, each outstanding share of Class A Common Stock, other than (a) the Rollover Shares, (b) shares owned by the Company, Parent or any wholly owned subsidiaries of the Company or Parent, or (c) shares owned by any stockholders who are entitled to and who have properly exercised appraisal rights under Delaware law, will be cancelled and converted into the right to receive $11.75 per share in cash.
On July 27, 2007, there was an asserted class action lawsuit related to the merger filed against the Company, its Chief Executive Officer, each of its directors, and the Sponsor in the Superior Court of Fulton County, Georgia. The complaint alleges, among other things, that the Merger is the product of an unfair process, that the consideration to be paid to the Company’s stockholders in the Merger is inadequate, and that the defendants breached their fiduciary duties to the Company’s stockholders. The complaints further allege that the Company and the Sponsor aided and abetted the actions of the Company’s directors in breaching such fiduciary duties. The complaint seeks, among other relief, an injunction preventing completion of the Merger. We believe this lawsuit is without merit and plan to defend it vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
2006 Restatement
In May 2005 we entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows for certain of our debt instruments resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. Through fiscal year 2006, we accounted for the May 2005 Swap as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, whereby changes in the fair value are reported as a component of the Company’s accumulated other comprehensive income (“AOCI”), a portion of stockholders’ equity.
Subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2006, management discovered that beginning June 15, 2006, in connection with the refinancing of the Company’s debt, based on the interest rate elections made by the company at this time, the May 2005 Swap no longer qualified as a cash flow hedging instrument. Accordingly, the changes in its fair value should have been reflected in the statement of operations instead of AOCI. In addition, as of June 15, 2006, certain amounts included in AOCI should have been reversed and recognized in the statement of operations.
As a result of the of the correction of the error discussed above, the Company’s income before income tax benefit and equity loss of affiliate for the three and six months ended June 30, 2006 increased approximately $6.3 million, resulting primarily from the reclassification of a portion of AOCI to the statement of operations. Net income for the three and six months ended June 30, 2006 increased $2.0 million due to recording an additional $4.3 million of income tax expense on the $6.3 million reduction of interest expense. The amount remaining in AOCI will be reclassified to the statement of operations beginning in the quarter ending September 30, 2007.
The following table sets forth the effects of the errors in accounting for the May 2005 Swap, as more fully described in Note 2 in the condensed consolidated financial statements included in this report.

	As Previously Reported		RESTATED
	Three Months Ended		Three Months Ended
	June 30, 2006	Adjustments	June 30, 2006

Bank borrowings — term loan and revolving credit facilities	$(9,589)	$—	$(9,589)
Bank borrowings yield adjustment — interest rate swap arrangement	981	—	981
Bank borrowings — yield adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	5,557	5,557
Bank borrowings — yield adjustment for change in fair value of the interest rate swap agreement	—	756	756
Change in fair value of interest rate option agreement	277	—	277
Other interest expense	(728)	—	(728)
Interest income	159	—	159

Interest expense, net	$(8,900)	$6,313	$(2,587)

	As Previously Reported		RESTATED
	Six Months Ended		Six Months Ended
	June 30, 2006	Adjustments	June 30, 2006

Bank borrowings — term loan and revolving credit facilities	$(18,051)	$—	$(18,051)
Bank borrowings yield adjustment — interest rate swap arrangement	2,496	—	2,496
Bank borrowings — yield adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	5,557	5,557
Bank borrowings — yield adjustment for change in fair value of the interest rate swap agreement	—	756	756
Change in fair value of interest rate option agreement	1,126	—	1,126
Other interest expense	(1,300)	—	(1,300)
Interest income	303	—	303

Interest expense, net	$(15,426)	$6,313	$(9,113)

General
The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors, including but not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement described in Note 10 to the condensed consolidated financial statements included in this report; the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement; the inability to complete the Merger due to the failure to obtain stockholder or regulatory approval of the Merger; the failure to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the Merger Agreement; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; and the ability to recognize the benefits of the Merger, as well as, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of June 30, 2007, we owned and operated 305 stations in 59 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to four stations in two U.S. markets. In addition, we, along with three private equity firms, formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. The acquisition included 34 radio stations in 8 markets.
As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we continue to be the second largest radio broadcasting company in the United States based on number of stations and believe that, based upon the stations we own or manage through CMP, we are the third largest radio broadcasting company based on net revenues. As of June 30, 2007 we, directly and through our investment in CMP, own or operate a total of 343 radio stations in 67 U.S. markets.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2007 and 2006, approximately 87.9% and 88.0% of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We engaged Katz Media Group, Inc. (“Katz”) to represent the Company as our national advertising sales agent.
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
Results of Operations
Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from the Company’s condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows:

	For the Three	For the Three
	Months Ended	Months Ended	Increase/(Decrease)	Percent Change
	June 30, 2007	June 30, 2006	2007 vs. 2006	2007 vs. 2006
	As RESTATED
STATEMENT OF OPERATIONS DATA:
Net revenues	$87,338	$87,342	$(4)	0.0%
Station operating expenses excluding depreciation, amortization and LMA fees	53,581	55,163	(1,582)	-2.9%
Depreciation and amortization	3,690	4,513	(823)	-18.2%
Gain on assets transferred to affiliate	—	(2,548)	(2,548)	-100.0%
LMA fees	165	192	(27)	-14.1%
Corporate general and administrative (including non-cash stock compensation expense)	6,052	8,080	(2,028)	-25.1%

Operating income	23,850	21,942	1,908	8.7%

Interest (expense), net	(10,457)	(2,587)	7,870	304.2%
Loss on early extinguishment of debt	(986)	(2,284)	(1,298)	-56.8%
Other income (expense), net	(142)	525	(667)	-127.0%
Income tax expense	(8,987)	(8,372)	(615)	7.3%
Equity in loss of affiliate	(739)	(2,487)	(1,748)	-70.3%

Net income	$2,539	$6,737	$(4,198)	-62.3%

OTHER DATA:
Station Operating Income (1)	$33,757	$32,179	$1,578	4.9%
Station Operating Income Margin (2)	38.7%	36.8%	* *	* *

	For the Six	For the Six Months
	Months Ended	Ended	Increase/(Decrease)	Percent Change
	June 30, 2007	June 30, 2006	2007 vs. 2006	2007 vs. 2006
		AS RESTATED
STATEMENT OF OPERATIONS DATA:
Net revenues	$159,739	$162,611	$(2,872)	-1.8%
Station operating expenses excluding depreciation, amortization and LMA fees	105,228	108,731	(3,503)	-3.2%
Depreciation and amortization	7,560	9,326	(1,766)	-18.9%
Gain on assets transferred to affiliate	—	(2,548)	(2,548)	-100.0%
LMA fees	331	397	(66)	-16.6%
Corporate general and administrative (including non-cash stock compensation expense)	12,780	15,768	(2,988)	-18.9%

Operating income	33,840	30,937	2,903	9.4%
Interest expense, net	(25,001)	(9,113)	15,888	174.3%
Loss on early extinguishment of debt	(986)	(2,284)	(1,298)	-56.8%
Other income (expense), net	(171)	162	(333)	-205.6%
Income tax expense	(5,400)	(9,622)	(4,222)	43.9%
Equity in loss of affiliate	(1,557)	(2,487)	(930)	-37.4%

Net income	$725	$7,593	$(6,868)	-90.5%

OTHER DATA:
Station operating income (1)	$54,511	$53,880	$631	1.2%
Station operating income margin (2)	34.1%	33.1%	**	**
Cash flows related to:
Operating activities	13,441	29,809	(16,368)	-54.9%
Investing activities	(2,367)	(13,607)	(11,240)	-82.6%
Financing activities	(12,182)	(8,296)	3,886	46.8%
Capital expenditures	$(2,277)	$(5,887)	$(3,610)	-61.3%

**	Not a meaningful calculation to present.

(1)	Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and gain on assets transferred to affiliate. Station operating income is not a measure of performance calculated in accordance with GAAP. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended June 30, 2007 Versus the Three Months Ended June 30, 2006.
Net Revenues. Net revenues remained flat at $87.3 million for the three months ended June 30, 2007 compared to $87.3 million for the three months ended June 30, 2006.
On a pro forma basis, which excludes the April — May 4th 2006 results of the stations contributed to our affiliate, CMP, net revenues for the three months ended June 30, 2007 increased $0.9 million to $87.3 million, an increase of 1.1% from the same period in 2006, due to organic growth across the station platform. Pro forma station operating income increased $1.6 million or 4.9% from the same period in 2006, due to increased revenues and cost reductions.

Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees (including non-cash contract termination costs) decreased $1.6 million, or 2.9%, to $53.6 million for the three months ended June 30, 2007 from $55.2 million for the three months ended June 30, 2006. This decrease was primarily a result of the contribution of our Houston and Kansas City stations to CMP. As a percentage of net revenues, the provision for doubtful accounts was 0.9% for the three months ended June 30, 2007 and was consistent with the prior year.
Depreciation and Amortization. Depreciation and amortization decreased $0.8 million, or 18.2%, to $3.7 million for the three months ended June 30, 2007, compared to $4.5 million for the three months ended June 30, 2006. This decrease was primarily attributable to previously recorded assets being fully depreciated combined with the contribution of certain assets to CMP in 2006 as noted above.
LMA Fees. LMA fees totaled $0.2 million for the three months ended June 30, 2007, versus $0.2 million for the three months ended June 30, 2006. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Vinton, Iowa, and Ann Arbor, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses decreased $2.0 million or 25.1% to $6.1 million for the three months ended June 30, 2007, compared to $8.1 million for the three months ended June 30, 2006. This decrease was primarily attributable to a decrease in non-cash stock compensation costs of $1.6 million and the timing of professional fees offset by increased personnel costs associated with the management of CMP.
Nonoperating Income (Expense). Interest expense, net of interest income, increased by $7.9 million to $10.5 million for the three months ended June 30, 2007 as compared with $2.6 million in the prior year’s period. Interest associated with outstanding debt, increased by $4.3 million to $13.9 million as compared to $9.6 million in the prior year’s period. This increase was due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current quarter. The remainder of the increase was primarily due to the change in the fair value and interest rate yield of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

		RESTATED (1)
		For the Three
	For the Three Months Ended	Months Ended	Increase/
	June 30, 2007	June 30, 2006	(Decrease)

Bank borrowings — term loan and revolving credit facilities	(13,866)	$(9,589)	$4,277
Bank borrowings yield adjustment — interest rate swap arrangement	1,459	981	478
Bank borrowings — one-time yield adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	5,557	(5,557)
Bank borrowings — yield adjustment for change in fair value of the interest rate swap agreement	1,352	756	940
Change in fair value of interest rate option agreement	773	277	496
Other interest expense	(281)	(728)	(103)
Interest income	106	159	(53)

Interest expense, net	$(10,457)	$(2,587)	$7,870

(1)	See note 2 to the financial statements for further discussion of the restatement.
Income Taxes. Income tax expense increased $0.6 million to $9.0 million for the three months ended June 30, 2007, compared to $8.4 million for the three months ended June 30, 2006.
Station Operating Income. As a result of the factors described above, station operating income increased $1.6 million, or 4.9%, to $33.8 million for the three months ended June 30, 2007, compared to $32.2 million for the three months ended June 30, 2006. Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and gain on assets transferred to affiliate. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation from the measure as it does not represent cash payments related to the operation of the stations.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	For the Three	For the Three
	Months Ended	Months Ended
	June 30, 2007	June 30, 2006

Operating income	$23,850	$21,942
Depreciation and amortization	3,690	4,513
Gain on assets transferred to affiliate	—	(2,548)
LMA fees	165	192
Corporate general and administrative	6,052	8,080

Station operating income	$33,757	$32,179

Six Months Ended June 30, 2007 Versus the Six Months Ended June 30, 2006.
Net Revenues. Net revenues for the six months ended June 30, 2007 decreased $2.9 million to $159.7 million or 1.8% from $162.6 million in 2006, primarily as a result of the contribution of our Houston and Kansas City stations to our affiliate, CMP in 2006, partially offset by organic growth over the Company’s existing station platform.
On a pro forma basis, which excludes the results of the stations contributed to our affiliate, CMP, for the period January through May 4th, 2006, net revenues for the six months ended June 30, 2007 increased $0.4 million to $159.7 million, an increase of 0.3% from the same period in 2006, due to organic growth across the station platform. Pro forma station operating income increased $0.9 million, an increase of 1.7% from the same period in 2006.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses decreased $3.5 million to $105.2 million, or 3.2% from $108.7 million as compared to the same period in 2006. This decrease was primarily as a result of the contribution of our Houston and Kansas City stations to CMP.
Depreciation and Amortization. Depreciation and amortization decreased $1.7 million, or 18.9%, to $7.6 million for the six months ended June 30, 2007 as compared to $9.3 million for the six months ended June 30, 2006. This decrease was primarily attributable to previously recorded assets being fully depreciated combined with the contribution of certain assets to CMP in 2006.
LMA Fees. LMA fees totaled $0.3 million for the six months ended June 30, 2007, compared to $0.4 million for the six months ended June 30, 2006. LMA fees in the current year were comprised primarily of fees associated with LMA agreements in Vinton, Iowa, and Ann Arbor, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses decreased $3.0 million or 18.9% to $12.8 million for the six months ended June 30, 2007, compared to $15.8 million for the six months ended June 30, 2006. This decrease of $3.0 million resulted primarily due to a $2.7 million decrease in non-cash stock compensation costs and the timing of professional fees offset by increased personnel costs associated with the management of CMP.
Nonoperating Income (Expense). Interest expense, net of interest income increased by $15.9 million to $25.0 million for the six months ended June 30, 2007 as compared to $9.1 million in the prior period. Interest associated with outstanding debt, increased by $9.5 million to $27.6 million as compared to $18.1 million in the prior year’s period. This increase was due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current period. The remainder of the increase was primarily due to the change in the fair value and interest rate yield of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

		RESTATED (1)
	For the Six Months Ended	For the Six Months Ended	Increase/
	June 30, 2007	June 30, 2006	(Decrease)

Bank borrowings — term loan and revolving credit facilities	$(27,578)	$(18,051)	$9,527
Bank borrowings yield adjustment — interest rate swap arrangement	2,800	2,496	304
Bank borrowings — one-time yield adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	5,557	(5,557)
Bank borrowings — yield adjustment for change in fair value of the interest rate swap agreement	(668)	756	(1,080)
Change in fair value of interest rate option agreement	799	1,126	(327)
Other interest expense	(544)	(1,300)	(412)
Interest income	190	303	(113)

Interest expense, net	$(25,001)	$(9,113)	$15,888

(1)	See note 2 to the financial statements for further discussion of the restatement.
Income Taxes. Income tax expense decreased $4.2 million to $5.4 million for six months ended June 30, 2007, compared to $9.6 million for the six months ended June 30, 2006.
Station Operating Income. As a result of the factors described above, station operating income increased $0.6 million, or 1.2%, to $54.5 million for the six months ended June 30, 2007, compared to $53.9 million for the six months ended June 30, 2006. Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation and gain on assets transferred to affiliate. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. Gain on transfers of assets to affiliates is excluded, as cash was not received nor is any cash anticipated to be received for these transfers. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate, expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation from the measure as it does not represent cash payments related to the operation of the stations.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	For the Six	For the Six Months
	Months Ended	Ended
	June 30, 2007	June 30, 2006

Operating income	$33,840	$30,937
Depreciation and amortization	7,560	9,326
Gain on assets transferred to affiliate	—	(2,548)
LMA fees	331	397
Corporate general and administrative	12,780	15,768

Station operating income	$54,511	$53,880

Intangible Assets. Intangible assets, net of amortization, were $934.8 million and $934.1 million as of June 30, 2007 and December 31, 2006, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Specifically identified intangible assets, including broadcasting licenses, acquired in a business combination are recorded at their estimated fair value on the date of the related acquisition. Purchased intangible assets are recorded at cost. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.

Liquidity and Capital Resources
Our principal need for funds has been to fund working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from borrowings under credit facilities and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our foreseeable capital needs for the next 12 months, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media. In addition, borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.
For the six months ended June 30, 2007, net cash provided by operating activities decreased $19.0 million to $13.4 million from net cash provided by operating activities of $32.4 million for the six months ended June 30, 2006. The decrease is primarily attributable to a $9.0 million decrease in accounts payable and accrued expenses, and a $4.6 million decrease in deferred income taxes.
For the six months ended June 30, 2007, net cash used in investing activities decreased $11.2 million to $2.4 million from net cash used in investing activities of $13.6 million for the six months ended June 30, 2006. This decrease was primarily attributable to the absence of acquisitions and the purchases of certain intangible assets. In addition, capital expenditure decreased $3.6 million year over year.
For the six months ended June 30, 2007, net cash used in financing activities increased $1.3 million to $12.2 million compared to net cash used in financing activities of $10.9 million during the six months ended June 30, 2006. Net cash used during the current period was primarily due to refinancing our credit facility offset by the absence of any significant repurchases of our stock as was done in the second quarter of 2006.
Historical Acquisitions. During the six months ended June 30, 2006, the Company completed its acquisition of two radio stations in the Huntsville, Alabama market at a cost of approximately $3.3 million, paid in cash. The Huntsville stations were primarily acquired as they complemented the Company’s station portfolio and increased both its state and regional coverage of the United States.
Pending Acquisitions. As of June 30, 2007, we were not a party to any agreements to acquire stations.
2007 Refinancing
On June 11, 2007, the Company entered into an amendment to its existing credit agreement, dated June 7, 2006, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Amended Credit Agreement.”
The Amended Credit Agreement provides for a replacement term loan facility, in the original aggregate principal amount of $750.0 million, to replace the prior term loan facility, which had an outstanding balance of approximately $713.9 million, and maintains the pre-existing $100.0 million revolving credit facility. The proceeds of the replacement term loan facility, fully funded on June 11, 2007, were used to repay the outstanding balances under the prior term loan facility and under the revolving credit facility.
Our obligations under the Amended Credit Agreement are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.) and 65% of the capital stock of certain first-tier foreign subsidiaries. In addition, our obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries.
The Amended Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on June 11, 2014 and will amortize in equal quarterly installments beginning on September 30, 2007, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at our option, the commitment will remain unchanged up to that date.
Borrowings under the replacement term loan facility will bear interest, at our option, at a rate equal to LIBOR plus 1.75% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 0.75%. Borrowings under the revolving credit facility will bear interest, at our option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon our leverage ratio).
As of June 30, 2007, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.325%. As of June 30, 2007, the effective interest rate inclusive of the May 2005 Swap is 6.619%.
Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Amended Credit Agreement) and upon the sale of certain assets.
The representations, covenants and events of default in the Amended Credit Agreement are customary for financing transactions of this nature. Events of default in the Amended Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Amended Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Amended Credit Agreement and the ancillary loan documents as a secured party. As of June 30, 2007, the Company was in compliance with all financial and non-financial covenants.
In connection with the retirement of our pre-existing credit facilities, we recorded a loss on early extinguishment of debt of $1.0 million for 2007, which was comprised of previously capitalized loan origination expenses. In connection with the new credit facility, we capitalized approximately $1.0 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
At June 30, 2007, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.9 million and $3.8 million for the three and six months ended June 30, 2007, respectively. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $340.0 million of borrowings outstanding at June 30, 2007 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.9 million and $1.8 million for the three and six months ended June 30, 2007.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as a result of the previously disclosed material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2006, our disclosure controls and procedures are not effective as of June 30, 2007, due to the fact that the remediation efforts were not fully implemented by the end of such period.
In response to the material weakness described in our annual report on Form 10-K for the year ended December 31, 2006, we have hired additional personnel to complement our existing corporate accounting staff. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In May 2007, the Company received a request for information and documents from the FCC related to the Company’s sponsorship of identification policies and sponsorship identification practices at certain of its radio stations. The Company is cooperating with the FCC in this investigation and is in the process of producing documents and other information requested by the FCC. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations or cash flows.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K other than as set forth below.

Failure to complete the proposed Merger could negatively affect us.
On July 23, 2007, we entered into the Merger Agreement. There is no assurance that the Merger Agreement and the Merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied. In connection with the Merger, we will be subject to several risks, including the following:
•	the current market price of our Class A Common Stock may reflect a market assumption that the Merger will occur, and a failure to complete the Merger could result in a decline in the market price of our Class A common stock;
•	certain costs relating to the Merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed;
•	under certain circumstances, if the Merger is not completed, we may be required to pay the buyer a termination fee of up to $15 million;
•	there may be substantial disruption to our business and a distraction of our management and employees from day-to-day operations, because matters related to the Merger may require substantial commitments of their time and resources;
•	uncertainty about the effect of the Merger may adversely affect our relationships with our employees, customers and other persons with whom we have business relationships; and
•	there has been, and may be more lawsuits filed against us relating to the Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders (Any updates as a result of the board meeting)
Our 2007 annual meeting of stockholders was held on May 10, 2007. Eric P. Robison and Robert H. Sheridan, III were re-elected as Class II directors of the Company by the holders of our Class A Common Stock and Class C Common Stock, voting together as a single class, and by holders of our Class C Common Stock, respectively.
The results of voting on the proposals submitted for approval at the annual meeting of the stockholders were as follows:
Proposal No. 1 (Election of directors)

Nominee	Class	For	Abstain/Withheld
Eric P. Robison	Class II	29,812,83	3,523,996
Robert H. Sheridan, III	Class II	644,877*	—
Proposal No. 2 (Approve Amendments to the 2004 Equity Incentive Plan)

For	Against	Broker Non-Votes	Abstain/Withheld
17,543,288	8,593,222	7,180,472	19,846

Proposal No. 3 (Approve the appointment of KPMG LLP as Independent Auditors for the Year Ending December 31, 2007)

For	Against	Broker Non-Votes	Abstain/Withheld
33,294,684	38,607	—	3,537
Proposal No. 4 (Stockholder proposal relating to declassification of the Board of Directors)

For	Against	Broker Non-Votes	Abstain/Withheld
17,018,343	108,474	7,180,472	9,029,539

*	Pursuant to a voting agreement with the holders of our Class C Common Stock, Mr. Sheridan was designated to serve as a director by one of our principal stockholders, BA Capital Company, L.P. (“BA Capital”). The holders of our Class C Common Stock, voting as a single class, are obligated under the voting agreement to elect Mr. Sheridan to the board. The holders of our Class A Common Stock are not entitled to vote for the BA Capital director designee.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: August 09, 2007	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.