Form 10-Q
period 2007-09-30
CUMULUS MEDIA INC
filed 2007-11-09
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from            to
Commission file number 000-24525
CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4159663
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3280 Peachtree Road N.W., Suite 2300, Atlanta GA	30305
(Address of Principal Executive Offices)	(Zip Code)

14 Piedmont Center, Suite 1400, Atlanta, GA	30305
(Former Address)	(ZIP Code)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, the registrant had 43,149,712 outstanding shares of common stock consisting of (i) 36,695,650 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	September 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$12,449	$2,392
Accounts receivable, less allowance for doubtful accounts of $1,970 and $1,942, in 2007 and 2006, respectively	56,432	55,013
Prepaid expenses and other current assets	5,589	5,477

Total current assets	74,470	62,882
Property and equipment, net	63,849	71,474
Intangible assets, net	871,486	934,140
Goodwill	159,729	176,791
Investment in affiliates	69,337	71,684
Other assets	8,843	16,176

Total assets	$1,247,714	$1,333,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,428	$30,826
Current portion of long-term debt	7,500	7,500

Total current liabilities	33,928	38,326
Long-term debt	730,650	743,750
Other liabilities	14,986	17,020
Deferred income taxes	194,061	197,044

Total liabilities	973,625	996,140

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Stock	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 59,468,086 and 58,850,286 shares issued, 36,695,649 and 35,318,634 shares outstanding, in 2007 and 2006, respectively	595	588
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 and 6,630,759 shares issued and outstanding, in 2007 and 2006, respectively	58	66

Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in 2007 and 2006, respectively	6	6
Class A Treasury stock, at cost, 22,772,437 and 23,531,652 shares in 2007 and 2006, respectively	(273,136)	(282,194)
Accumulated other comprehensive income	5,793	6,621
Additional paid-in-capital	977,139	978,480
Accumulated deficit	(436,366)	(366,560)

Total stockholders’ equity	274,089	337,007

Total liabilities and stockholders’ equity	$1,247,714	$1,333,147

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

		RESTATED		RESTATED
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Broadcast revenues	$83,183	$82,947	$240,922	$244,932
Management fee from affiliate	1,000	1,004	3,000	1,630

Net revenues	84,183	83,951	243,922	246,562
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees	52,241	51,877	157,469	160,608
Depreciation and amortization	3,624	4,236	11,184	13,562
Gain on assets transferred to affiliate	—	—	—	(2,548)
LMA fees	163	400	494	797
Corporate general and administrative (including non-cash stock compensation of $2,679, $3,696, $7,028 and $10,765, respectively)	6,981	7,077	19,761	22,845
Impairment of goodwill and intangible assets	81,335	—	81,335	—
Costs associated with proposed merger	2,413	—	2,413	—

Total operating expenses	146,757	63,590	272,656	195,264

Operating (loss) income	(62,574)	20,361	(28,734)	51,298

Non-operating income (expense):
Interest expense	(17,309)	(20,294)	(42,500)	(29,710)
Interest income	162	239	352	542
Loss on early extinguishment of debt	—	—	(986)	(2,284)
Other (expense) income, net	7	(117)	(163)	45

Total nonoperating expenses, net	(17,140)	(20,172)	(43,297)	(31,407)

(Loss) income before income taxes and equity in loss of affiliate	(79,714)	189	(72,031)	19,891
Income tax benefit/(expense)	9,973	183	4,573	(9,439)
Equity in loss of affiliate	(789)	(1,041)	(2,347)	(3,528)

Net (loss) income	$(70,530)	$(669)	$(69,805)	$6,924

Basic and diluted income per common share:
Basic (loss) income per common share	$(1.63)	$(0.02)	$(1.62)	$0.13

Diluted (loss) income per common share	$(1.63)	$(0.02)	$(1.62)	$0.13

Weighted average basic common shares outstanding	43,259,634	42,623,395	43,180,618	53,654,681

Weighted average diluted common shares outstanding	43,259,634	42,623,395	43,180,618	54,975,235

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

		RESTATED
	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Cash flows from operating activities:
Net (loss) income	$(69,805)	$6,924
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on early extinguishment of debt	986	2,284
Depreciation and amortization	11,156	13,147
Amortization of debt issuance costs	323	415
Provision for doubtful accounts	2,272	2,461
Change in the fair value of derivative instruments	5,265	(614)
Deferred income taxes	(2,983)	9,439
Non-cash stock compensation	7,028	10,765
Net gain on disposition of fixed assets	—	99
Gain on transfer of assets to unconsolidated affiliate	—	(2,548)
Impairment of goodwill and intangible assets	81,335	—
Equity loss on investment in unconsolidated affiliate	2,347	3,528
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,677)	(5,531)
Prepaid expenses and other current assets	760	(1,464)
Accounts payable and accrued expenses	(3,438)	3,020
Other assets	345	2,223
Other liabilities	(2,605)	97

Net cash provided by operating activities	29,309	44,245
Cash flows from investing activities:
Acquisitions, including investment in affiliate	—	(2,733)
Purchase of intangible assets	(975)	(9,152)
Escrow deposits on pending acquisitions	—	1,907
Capital expenditures	(3,714)	(8,165)
Other	(214)	192

Net cash used in investing activities	(4,903)	(17,951)
Cash flows from financing activities:
Proceeds from bank credit facility	750,000	814,750
Repayments of borrowings from bank credit facility	(763,100)	(615,875)
Payments for debt issuance costs	(997)	(1,255)
Payments for officer restricted shares	(311)	—
Proceeds from issuance of common stock	303	1,654
Payment for repurchase of common stock	(244)	(223,995)

Net cash used in financing activities	(14,349)	(24,721)

Increase (decrease) in cash and cash equivalents	10,057	1,573

Cash and cash equivalents at beginning of period	2,392	5,121

Cash and cash equivalents at end of period	$12,449	$6,694

Non-cash operating, investing, and financing activities:
Trade revenue	$12,513	$13,167
Trade expense	12,498	13,209
Interest paid	$41,020	$32,037
See accompanying notes to condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus”, “we” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2007.
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
Recent Accounting Pronouncement
FIN 48. In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109. FIN 48 applies to all “tax positions” accounted for under SFAS 109, Accounting for Income. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:
•	a decision not to file a tax return in a particular jurisdiction for which a return might be required,

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.
FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from prior practice, whereby companies were able to recognize a tax benefit only if it was probable a tax position would be sustained.
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company classifies interest and penalties relating to uncertain tax positions as part of the income tax expense. The Company files numerous income tax returns at the United States federal jurisdiction and for various state jurisdictions. One of our subsidiaries is subject to filing in a foreign jurisdiction. For U.S. federal purposes, due to the net operating losses available, we are no longer subject to examination for years prior to 1997. With few exceptions we are no longer subject to state and local or non-U.S. income tax examinations for the years before 2003.
The Company has identified one uncertain tax position related to state income tax matters. Prior to the adoption of FIN 48, management identified this issue and recorded a contingent liability for estimated income tax, interest and penalties. The Company reorganized its corporate structure and eliminated this type of transaction. The audit for the state with the largest potential liability was settled in late 2006 and subsequently paid. The Company determined that the income tax positions taken with the other states are not more likely than not to be sustained, and thus retained the contingencies previously recorded for these other states. On January 1, 2007, the contingency recorded for these remaining states was approximately $5.7 million, including penalties and interest of approximately $2.4 million. During the third quarter of 2007, the Company reversed a portion of the contingent liabilities that are no longer subject to examinations. At September 30, 2007 the contingency remaining on the books was approximately $3.2 million, including penalties and interest of approximately $1.5. This entire amount, if recognized, would affect the effective tax rate. It will be reversed as the open years cease to be subject to examination, principally in the fourth quarter of 2007 and 2008.
Merger
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
At the effective time of the Merger, each outstanding share of Class A Common Stock, other than (a) the Rollover Shares, (b) shares owned by the Company, Parent or any wholly owned subsidiaries of the Company or Parent, or (c) shares owned by any stockholders who are entitled to and who have properly exercised appraisal rights under Delaware law, will be cancelled and converted into the right to receive $11.75 per share in cash see note 9 for further discussion.
Through September 30, 2007, the Company incurred costs of approximately $2.4 million in connection with the proposed merger. The costs were treated as a discrete item for the purposes of the income tax benefit calculation for the three and nine months ended September 30, 2007.
2. Restatement
As previously reported, on May 10, 2007, the Company’s management, acting under the scope of authority granted by the audit committee of the board of directors of the Company, determined that the interim financial statements included in the Company’s quarterly reports on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006 should no longer be relied upon due to an error in those financial statements related to the accounting for certain interest rate swaps as further described below. The Company is including in this quarterly report on Form 10-Q the restated financial results for the periods ended September 30, 2006.
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
 As a result of the corrections of the error discussed above, the Company’s income before income tax benefit and equity loss of affiliate for the three and nine months ended September 30, 2006 decreased approximately $5.8 million and increased approximately $0.5 million, respectively, resulting primarily from the reclassification of a portion of AOCI to the statement of operations. Net income for the three and nine months ended September 30, 2006 decreased approximately $1.9 million and increased approximately $0.1 million, respectively.
Commencing with the quarter ended September 30, 2007 and through March of 2009, the amount remaining in AOCI is being reclassified to the statement of operations. The effects of the error are presented in the following restated September 30, 2006 financial statements (dollars in thousands).

	September 30, 2006
	Before Restatement	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$6,694	$—	$6,694
Accounts receivable	55,310	—	55,310
Prepaid expenses and other current assets	11,768	—	11,768
Deferred tax assets	154	—	154

Total current assets	73,926	—	73,926
Property and equipment, net	74,350	—	74,350
Intangible assets, net	988,227	—	988,227
Goodwill	185,853	—	185,853
Investment in affiliate	73,356	—	73,356
Other assets	15,387	—	15,387

Total assets	$1,411,099	$—	$1,411,099

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,114	$—	$32,114
Current portion of long-term debt	7,500	—	7,500

Total current liabilities	39,614	—	39,614
Long-term debt	760,375	—	760,375
Other liabilities	17,223	—	17,223
Deferred income taxes	212,916	393	213,309

Total liabilities	1,030,128	393	1,030,521
Preferred stock	—	—	—
Class A common stock	585	—	585
Class B common stock	66	—	66
Class C common stock	6	—	6
Treasury Stock	(276,874)	—	(276,874)
Accumulated other comprehensive income	7,117	(496)	6,621
Additional paid-in-capital	971,654	—	971,654
Accumulated deficit	(316,591)	103	(316,488)
Loan to officer	(4,992)	—	(4,992)

Total stockholders’ equity	380,971	(393)	380,578

Total liabilities and stockholders’ equity	$1,411,099	$—	$1,411,099

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Before			Before
	Restatement	Adjustments	As Restated	Restatement	Adjustments	As Restated

Broadcast revenues	$82,947	$—	$82,947	$244,932	$—	$244,932

Management fee from affiliate	1,004	—	1,004	1,630	—	1,630

Net revenues	83,951	—	83,951	246,562	—	246,562

Operating expenses:

Station operating expenses,excluding depreciation, amortization and LMA fees	51,877	—	51,877	160,608	—	160,608
Depreciation and amortization	4,236	—	4,236	13,562	—	13,562
Gain on assets transferred to affiliate	—	—	—	(2,548)	—	(2,548)
LMA fees	400	—	400	797	—	797
Corporate general and administrative	7,077	—	7,077	22,845	—	22,845

Total operating expenses	63,590	—	63,590	195,264	—	195,264

Operating income	20,361	—	20,361	51,298	—	51,298

Non-operating income (expense):
Interest expense	(14,477)	(5,817)	(20,294)	(30,206)	496	(29,710)
Interest income	239	—	239	542	—	542
Loss on early extinguishment of debt	—	—	—	(2,284)	—	(2,284)
Other income (expense), net	(117)	—	(117)	45	—	45

Total nonoperating expenses, net	(14,355)	(5,817)	(20,172)	(31,903)	496	(31,407)

Income before income taxes and equity in loss of affiliate	6,006	(5,817)	189	19,395	496	19,891
Income tax (expense) benefit	(3,696)	3,879	183	(9,046)	(393)	(9,439)
Equity in loss of affiliate	(1,041)	—	(1,041)	(3,528)	—	(3,528)

Net income (loss)	$1,269	$(1,938)	$(669)	$6,821	$103	$6,924

Basic and diluted income per common share:
Basic income (loss) per common share	$0.03	$(0.01)	$(0.02)	$0.13	$0.00	$0.13

Diluted income (loss) per common share	$0.03	$(0.01)	$(0.02)	$0.12	$0.01	$0.13

Weighted average basic common shares outstanding	42,623,395		42,623,395	53,654,681		53,654,681

Weighted average diluted common shares outstanding	43,721,263		42,623,395	54,975,235		54,975,235

	September 30, 2006
	Before
	Restatement	Adjustments	As Restated

Cash flows from operating activities:
Net income	$6,821	$103	$6,924
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	2,284	—	2,284
Depreciation	13,147	—	13,147
Amortization of intangible assets and debt issurance costs	415	—	415
Provision for doubtful accounts	2,461	—	2,461
Change in the fair value of derivative instruments	(118)	(496)	(614)
Deferred income taxes	9,046	393	9,439
Non-cash stock compensation	10,765	—	10,765
Net gain on disposition of fixed assets	99	—	99
Gain on transfer of assets to unconsolidated affiliate	(2,548)	—	(2,548)
Equity loss on investment in unconsolidated affiliate	3,528	—	3,528
Changes in assets and liabilities, net of effects of acquisitions:			—
Accounts receivable	(5,531)	—	(5,531)
Prepaid expenses and other current assets	(1,464)	—	(1,464)
Accounts payable and accrued expenses	3,020	—	3,020
Other assets	2,223	—	2,223
Other liabilities	97	—	97

Net cash provided by operating activities	44,245	—	44,245
Cash flows from investing activities:
Acquisitions, including investment in affiliate	(2,733)	—	(2,733)
Purchase of intangible assets	(9,152)	—	(9,152)
Escrow deposits on pending acquisitions	1,907	—	1,907
Capital expenditures	(8,165)	—	(8,165)
Other	192	—	192

Net cash used in investing activities	(17,951)	—	(17,951)

Cash flows from financing activities:
Proceeds from bank credit facility	814,750	—	814,750
Repayments of borrowings from bank credit facility	(615,875)	—	(615,875)
Payments for debt issuance costs	(1,255)	—	(1,255)
Proceeds from issuance of common stock	1,654		1,654

Payment for repurchase of common stock	(223,995)	—	(223,995)

Net cash used in financing activities	(24,721)	—	(24,721)

Increase in cash and cash equivalents	1,573		1,573

Cash and cash equivalents at beginning of period	5,121		5,121

Cash and cash equivalents at end of period	$6,694		$6,694

The restatement also affects the amounts disclosed in Notes 7 and 8 to the accompanying unaudited condensed consolidated financial statements.
The Company made an immaterial correction to the accompanying December 31, 2006 balance sheet related to the above described restatement issue by reducing AOCI and decreasing the accumulated deficit by $0.4 million.

3. Stock Based Compensation
For the three and nine months ended September 30, 2007, the Company recognized approximately $2.7 million and $7.0 million, respectively, in non-cash stock-based compensation expense.
The Board of Directors approved an amendment to the Company’s 2004 Equity Incentive Plan, on April 13, 2007, which was subsequently approved by the Company’s stockholders as well. The amendment increased the number of shares available to be issued under the plan from 2,975,000 to 3,665,000, and increased the number of shares that may be issued as restricted or deferred shares from 925,000 to 1,795,000.
During the nine months ended September 30, 2007, the Company reclassified $9.5 million from Treasury Stock to Additional Paid In Capital related to the issuance of 430,000 shares of restricted common stock.
4. Acquisitions and Dispositions
Pending Acquisitions
The Company did not complete any station acquisitions during the three and nine months ended September 30, 2007.

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
The Company’s investment in CMP is accounted for under the equity method. For the three months ended September 30, 2007, the Company recorded approximately $0.8 million as equity in loss of affiliate and for the nine months ended September 30, 2007 the Company recorded $2.4 million as equity in loss from affiliate. These amounts are presented as part of non-operating income (loss) on the accompanying condensed consolidated statement of operations. For the three and nine months ended September 30, 2007, the affiliate generated revenues of $62.6 million and $174.6 million, operating expense of $35.4 million and $100.3 million and net loss of $3.2 million and $8.1 million, respectively. For the period May through September 2006, during which time the Company had an equity investment in CMP, the affiliate generated revenues of $104.0 million, station operating expense of $58.6 million and a net loss of $14.1 million.
6. Long-Term Debt
The Company’s long-term debt consisted of the following at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006

Term loan and revolving credit facilities	$738,150	$751,250

Less: Current portion of long-term debt	(7,500)	(7,500)

	$730,650	$743,750

2007 Refinancing
On June 11, 2007, the Company entered into an amendment to its existing credit agreement, dated June 7, 2006, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Amended Credit Agreement.”
The Amended Credit Agreement provides for a replacement term loan facility, in the original aggregate principal amount of $750.0 million, to replace the prior term loan facility, had an outstanding balance at the time of refinancing of approximately $713.9 million, and maintains the pre-existing $100.0 million revolving credit facility.

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
Borrowings under the replacement term loan facility bear interest, at the Company’s option, at a rate equal to LIBOR plus 1.75% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 0.75%. Borrowings under the revolving credit facility bear interest, at the Company’s option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon the Company’s leverage ratio).
As of September 30, 2007, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.11%. As of September 30, 2007, the effective interest rate inclusive of the May 2005 Swap is 6.520%.
Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Amended Credit Agreement) and upon the sale of certain assets.
The representations, covenants and events of default in the Amended Credit Agreement are customary for financing transactions of this nature. Events of default in the Amended Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Amended Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Amended Credit Agreement and the ancillary loan documents as a secured party. As of September 30, 2007, the Company was in compliance with all financial and non-financial covenants.
In connection with the retirement of the Company’s pre-existing credit facilities, the Company recorded a loss on early extinguishment of debt of $1.0 million for 2007, which was comprised of previously deferred loan origination expenses. In connection with the 2007 refinancing, the Company deferred approximately $1.0 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.

7. Earnings Per Share
The following table sets forth the computation of basic and diluted income per share for the three and nine month periods ended September 30, 2007 and 2006 (in thousands, except per share data).

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

		(RESTATED)		(RESTATED)
Numerator:
Net (loss) income	$(70,530)	$(669)	$(69,805)	$6,924
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	43,260	42,623	43,181	53,655
Effect of dilutive securities:
Options	—	—	—	1,137
Restricted shares	—	—	—	183

Shares applicable to diluted income per common share	43,260	42,623	43,181	54,975

Basic (loss) income per common share	$(1.63)	$(0.02)	$(1.62)	$0.13

Diluted (loss) income per common share	$(1.63)	$(0.02)	$(1.62)	$0.13

The Company has issued to directors, key executives and employees restricted stock and stock options to purchase shares of common stock as part of the Company’s stock incentive plans. At September 30, 2007 and 2006, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

	September 30, 2007	September 30, 2006

Restricted shares of Class A Common Stock	654,216	1,005,000
Options to purchase Class A Common Stock	7,220,758	8,868,354
Options to purchase Class C Common Stock	1,500,690	1,500,690
For the three and nine months ended September 30, 2007, 6,847,015 and 6,853,274 options were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period and their effect would be anti dilutive.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

		(RESTATED)		(RESTATED)
Net (loss)/income	$(70,530)	$(669)	$(69,805)	$6,924
Change in the fair value of derivative instruments	—	—	—	(780)
Yield adjustment — interest rate swap arrangement	(828)	—	(828)	—

Comprehensive (loss)/income	$(71,358)	$(669)	$(70,633)	$6,144

9. Commitments and Contingencies
The Company’s national advertising contract with Katz Media Group, Inc (“Katz”) contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $12.0 million as of September 30, 2007 and will be paid in accordance with the agreement through July 2009.
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
The Company is aware of three purported class action lawsuits related to the merger filed against the Company, its Chief Executive Officer, each of its directors, and the Sponsor, two of which were filed in the Superior Court of Fulton County, Georgia and the third filed in the Chancery court for the state of Delaware, New Castle County. The complaints allege among other things, that the Merger is the product of an unfair process, that the consideration to be paid to the Company’s stockholders in the Merger is inadequate, and that the defendants breached their fiduciary duties to the Company’s stockholders. The complaints further allege that the Company and the Sponsor aided and abetted the actions of the Company’s directors in breaching such fiduciary duties. The complaints seek, among other relief, an injunction preventing completion of the Merger. We do not believe that the outcome of these lawsuits will have a material impact on the Company’s financial position or the results of its operations.
10. Impairment of Goodwill and Intangible Assets
During the quarter ended September 30, 2007, the Company conducted an impairment evaluation of goodwill and broadcast licenses, as required under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).
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
As of September 30, 2007, the fair value of reporting units was determined primarily by using a discounted cash flows approach. The fair values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for the Company’s stations in each market, overall discount rates based on the Company’s weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of goodwill are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
As of September 30, 2007, the Company determined that the carrying value of certain reporting units exceeded their fair values. Accordingly, the Company recorded an impairment charge of $17.1 million as reflected in the consolidated statements of operations, to reduce the carrying value of goodwill.
Broadcast Licenses
  SFAS No. 142 requires the Company to test FCC broadcast licenses for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. When performing the impairment evaluation of existing intangible assets with indefinite lives, the Company determines the appropriate reporting unit and then compares the carrying amount of each reporting unit’s broadcast licenses with their fair value. Consistent with prior years, the Company determined that the appropriate reporting unit is a radio market for the purposes of the impairment evaluation associated with the above mentioned transaction.
As of September 30, 2007 the fair value of broadcast licenses was determined primarily by using a discounted cash flows approach. The fair values derived include assumptions that contain a variety of variables. These variables are based on available industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of broadcast licenses are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

As of September 30, 2007 the Company determined that the carrying value of broadcast licenses in certain of its reporting units exceeded their fair value. Accordingly, the Company recorded an impairment charge of $64.3 million as reflected in the consolidated statements of operations, to reduce the carrying value of broadcast licenses.
The above described impairment charges recorded during the third quarter of 2007 were treated as a discrete item for the purposes of the income tax benefit calculation for the three and nine months ended September 30, 2007. The aggregate benefit recognized associated with the impairment charges discussed above was $21.2 million for the three and nine months ended September 30, 2007.

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
 As a result of the of the corrections of the error discussed above, the Company’s income before income tax benefit and equity loss of affiliate for the three and nine months ended September 30, 2006 decreased approximately $5.8 million and increased approximately $0.5 million, respectively, resulting primarily from the reclassification of a portion of AOCI to the statement of operations. Net income for the three and nine months ended September 30, 2006 decreased approximately $1.9 million and increased approximately $0.1 million, respectively.
The following table sets forth the effects of the errors in accounting for the May 2005 Swap, as more fully described in Note 2 in the condensed consolidated financial statements included in this report (dollars in thousands).

	As Previously Reported		RESTATED
	Three Months Ended		Three Months Ended
	September 30, 2006	Adjustments	September 30, 2006

Bank borrowings — term loan and revolving credit facilities	$(14,717)	$—	$(14,717)
Bank borrowings yield adjustment — interest rate swap arrangement	1,389	—	1,389
Bank borrowings — yield adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	(6,087)	(6,087)
Bank borrowings — yield adjustment for change in fair value of the interest rate swap agreement	—	270	270
Change in fair value of interest rate option agreement	(741)	—	(741)
Other interest expense	(408)	—	(408)
Interest income	239	—	239

Interest expense, net	$(14,238)	$(5,817)	$(20,055)

	As Previously Reported		RESTATED
	Nine Months Ended		Nine Months Ended
	September 30, 2006	Adjustments	September 30, 2006

Bank borrowings — term loan and revolving credit facilities	$(32,768)	$—	$(32,768)
Bank borrowings yield adjustment — interest rate swap arrangement	3,885	—	3,885
Bank borrowings — yield adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	(530)	(530)
Bank borrowings — yield adjustment for change in fair value of the interest rate swap agreement	—	1,026	1,026
Change in fair value of interest rate option agreement	796	—	796
Other interest expense	(2,119)	—	(2,119)
Interest income	542	—	542

Interest expense, net	$(29,664)	$496	$(29,168)

General
The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors, including but not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement described in Note 1 to the condensed consolidated financial statements included in this report; the outcome of any legal proceedings that have been or may be instituted against us related to the Merger Agreement; the inability to complete the Merger due to the failure to obtain stockholder or regulatory approval of the Merger; the failure to obtain the necessary financing arrangements set forth in the debt and equity commitment letters delivered pursuant to the Merger Agreement; risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; and the ability to recognize the benefits of the Merger, as well as, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of September 30, 2007, we owned and operated 313 stations in 60 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to six stations in three U.S. markets. In addition, we, along with three private equity firms, formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. The acquisition included 33 radio stations in 8 markets.
As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we continue to be the second largest radio broadcasting company in the United States based on number of stations and believe that, based upon the stations we own or manage through CMP, we are the third largest radio broadcasting company based on net revenues. As of September 30, 2007 we, directly and through our investment in CMP, own or operate a total of 347 radio stations in 68 U.S. markets.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2007 and 2006, approximately 87.9% and 89.0% of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We have engaged Katz Media Group, Inc. (“Katz”) to represent the Company as our national advertising sales agent.
Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year.
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
Results of Operations

Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months Ended	For the Three Months Ended	Increas/(Decrease)	Percent Change
	September 30, 2007	September 30, 2006	2007 vs. 2006	2007 vs. 2006

	As RESTATED
STATEMENT OF OPERATIONS DATA:
Net revenues	$84,183	$83,951	$232	0.3%
Station operating expenses excluding depreciation, amortization and LMA fees	52,241	51,877	364	0.7%
Depreciation and amortization	3,624	4,236	(612)	-14.4%
LMA fees	163	400	(237)	-59.3%
Corporate general and administrative expenses (including non-cash stock compensation expense)	6,981	7,077	(96)	-1.4%
Impairment of goodwill and intangible assets	81,335	—	81,335	100.0%
Costs associated with proposed merger	2,413	—	2,413	100.0%

Operating (loss) income	(62,574)	20,361	(80,522)	-395.5%

Interest (expense), net	(17,147)	(20,055)	(2,908)	-14.5%
Other income (expense), net	7	(117)	124	-106.0%
Income tax (expense) benefit	9,973	183	9,790	5349.7%
Equity in loss of affiliate	(789)	(1,041)	252	24.2%

Net (loss) income	$(70,530)	$(669)	$(69,861)	10442.6%

OTHER DATA:
Station Operating Income (1)	$31,942	$32,074	$(132)	-0.4%
Station Operating Income Margin (2)	37.9%	38.2%	* *	* *

	For the Nine Months Ended	For the Nine Months Ended	Increas/(Decrease)	Percent Change
	September 30, 2007	September 30, 2006	2007 vs. 2006	2007 vs. 2006

	AS RESTATED
STATEMENT OF OPERATIONS DATA:
Net revenues	$243,922	$246,562	$(2,640)	-1.1%
Station operating expenses excluding depreciation, amortization and LMA fees	157,469	160,608	(3,139)	-2.0%
Depreciation and amortization	11,184	13,562	(2,378)	-17.5%
Gain on assets transferred to affiliate	—	(2,548)	(2,548)	-100.0%
LMA fees	494	797	(303)	-38.0%
Corporate general and administrative expenses (including non-cash stock compensation expense)	19,761	22,845	(3,084)	-13.5%
Impairment of goodwill and intangible assets	81,335	—	81,335	100.0%
Costs associated with proposed merger	2,413	—	2,413	100.0%

Operating (loss) income	(28,734)	51,298	(80,032)	-156.0%
Interest expense, net	(42,148)	(29,168)	12,980	44.5%
Loss on early extinguishment of debt	(986)	(2,284)	1,298	56.8%
Other income (expense), net	(163)	45	(208)	-462.2%
Income tax (expense) benefit	4,573	(9,439)	(14,012)	148.5%
Equity in loss of affiliate	(2,347)	(3,528)	(1,181)	-33.5%

Net (loss) income	$(69,805)	$6,924	$(76,729)	-1108.2%

OTHER DATA:
Station operating income (1)	$86,453	$85,954	$499	0.6%
Station operating income margin (2)	35.4%	34.9%	* *	* *
Cash flows related to:
Operating activities	29,309	44,245	(14,836)	-33.8%
Investing activities	(4,903)	(17,951)	(13,048)	-72.7%
Financing activities	(14,349)	(24,721)	(10,372)	-42.0%
Capital expenditures	$(3,714)	$(8,165)	$(4,451)	-54.5%

**	Calculation is not meaningful.

(1)	Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses (including non-cash stock compensation), gain on assets transferred to affiliate, impairment charge, and costs associated with proposed merger. Station operating income should not be considered in isolation or as a substitute for net income (loss), operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended September 30, 2007 versus the Three Months Ended September 30, 2006.
Net Revenues. Net revenues increased $0.2 million, or 0.3%, to $84.2 million for the three months ended September 30, 2007 from $84.0 million for the three months ended September 30, 2006.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees, increased $0.3 million, or 0.7%, to $52.2 million for the three months ended September 30, 2007 from $51.9 million for the three months ended September 30, 2006. This increase was due to general expense increases across our station platform.

Depreciation and Amortization. Depreciation and amortization decreased $0.6 million, or 14.4%, to $3.6 million for the three months ended September 30, 2007 compared to $4.2 million for the three months ended September 30, 2006. This decrease was primarily attributable to previously recorded assets being fully depreciated combined with the contribution of certain assets to CMP in 2006.
LMA Fees. LMA fees totaled $0.2 million for the three months ended September 30, 2007, versus $0.4 million for the three months ended September 30, 2006. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Vinton, Iowa, Ann Arbor, Michigan and Battle Creek, Michigan.
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $0.1 million or 1.4% to $7.0 million for the three months ended September 30, 2007 as compared to $7.1 million for the three months ended September 30, 2006. This decrease was due primarily to the timing of certain expenses.
Impairment. An impairment charge of $81.3 million was recorded during the third quarter of 2007.
Costs Associated With Proposed Merger. Professional fees related to privatization totaled $2.4 million for the three months ended September 30, 2007. The fees included attorneys, banking, consulting and other sundry fees incurred in conjunction with the privatization, see Note 1 to the financial statements included in this quarterly report. Additional costs related to the privatization process will be incurred in the future.
Nonoperating Income (Expense). Interest expense, net of interest income, decreased by $2.9 million, or 14.5%, to $17.1 million for the three months ended September 30, 2007 compared to $20.0 million for the three months ended September 30, 2006. Interest associated with outstanding debt decreased by $1.5 million to $13.2 million as compared to $14.7 million in the prior year’s period. This decrease was due to a lower average cost of bank debt and decreased levels of bank debt outstanding during the current quarter. The remainder of the decrease was primarily due to the change in the fair value and interest rate yield of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	RESTATED (1)
	For the Three Months Ended	For the Three Months Ended	Increase/(decrease)	Percent Change
	September 30, 2007	September 30, 2006	2007 vs 2006	2007 vs 2006

Bank borrowings — term loan and revolving credit facilities	(13,244)	$(14,717)	$(1,473)	-10.0%
Bank borrowings yield adjustment — interest rate swap arrangement	2,380	1,389	991	71.3%
Bank borrowings — one-time yield adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	(6,087)	6,087	100.0%
Bank borrowings — yield adjustment for change in fair value of the interest rate swap agreement	(4,874)	270	(5,144)	-1905.2%
Change in fair value of interest rate option agreement	(1,350)	(741)	(609)	-82.2%
Other interest expense	(221)	(408)	(187)	-45.8%
Interest income	162	239	(77)	-32.2%

Interest expense, net	$(17,147)	$(20,055)	$(2,908)	14.5%

(1)	– See note 2 to the accompanying financial statements for further discussion of the restatement.
Income Taxes. Income tax benefit increased $9.8 million to $10.0 million for the three months ended September 30, 2007, compared to $0.2 million benefit for the three months ended September 30, 2006.
Station Operating Income. As a result of the factors described above, station operating income decreased $0.2 million, or 0.4%, to $31.9 million for the three months ended September 30, 2007, compared to $32.1 million for the three months ended September 30, 2006. Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses (including non-cash stock compensation), impairment charge, and costs associated with proposed merger. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation and gain on assets transferred to affiliate from the measure as they do not represent cash activities related to the operation of the stations.
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
Station operating income is not a recognized term under GAAP and does not purport to be an alternative to operating income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, station operating income is not intended to be a measure of free cash flow available for dividends, reinvestment in our business or other Company discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Station operating income should be viewed as a supplement to, and not a substitute for, results of operations presented on the basis of GAAP. We compensate for the limitations of using station operating income by using it only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business other than GAAP results alone. Station operating income has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Moreover, because not all companies use identical calculations, these presentations of station operating income may not be comparable to other similarly titled measures of other companies.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Operating (loss) income	$(62,574)	$20,361
Depreciation and amortization	3,624	4,236
LMA fees	163	400
Corporate general and administrative expenses	6,981	7,077
Impairment charge	81,335	—
Costs associated with proposed merger	2,413	—

Station operating income	$31,942	$32,074

Nine Months Ended September 30, 2007 versus the Nine Months Ended September 30, 2006.
Net Revenues. Net revenues for the nine months ended September 30, 2007 decreased $2.6 million to $243.9 million, a 1.1% decrease from the same period in 2006, primarily as a result of the contribution of the Company’s Houston and Kansas City stations to our affiliate, CMP, partially offset by organic growth over the Company’s existing station platform.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA. Station operating expenses excluding depreciation, amortization and LMA fees decreased $3.1 million, or 2.0%, to $157.5 million for the nine months ended September 30, 2007 from $160.6 million for the nine months ended September 30, 2006. This decrease was primarily a result of the contribution of our Houston and Kansas City stations to CMP, as well as general expense decreases across our station platform.
Depreciation and Amortization. Depreciation and amortization decreased $2.4 million, or 17.5%, to $11.2 million for the nine months ended September 30, 2007 compared to $13.6 million for the nine months ended September 30, 2006. This decrease was primarily attributable to previously recorded assets being fully depreciated combined with the contribution of certain assets to CMP in 2006.
LMA Fees. LMA fees totaled $0.5 million for the nine months ended September 30, 2007, compared to $0.8 million for the nine months ended September 30, 2006. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Vinton, Iowa, Ann Arbor, Michigan, and Battle Creek, Michigan
Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $3.1 million or 13.5% to $19.7 million for the nine months ended September 30, 2007 as compared to $22.8 million for the nine months ended September 30, 2006. This decrease was primarily attributable to a decrease in non-cash stock compensation costs of $3.7 million offset by an increase in other general expenses of $0.6 million due primarily to the timing of certain expenses.
Impairment. An impairment charge of $81.3 million was recorded during the third quarter of 2007.
Costs Associated With Proposed Merger. Professional fees related to privatization totaled $2.4 million for the three months ended September 30, 2007. The fees included attorneys, banking, consulting and other sundry fees incurred in conjunction with the privatization. Additional costs related to the privatization process will be incurred in the future.
Nonoperating Income (Expense). Interest expense, net of interest income, increased by $13.0 million, or 44.5%, to $42.1 million for the nine months ended September 30, 2007 compared to $29.1 million for the nine months ended September 30, 2006. Interest associated with outstanding debt increased by $8.0 million to $40.8 million as compared to $32.8 million in the prior year’s period. This increase was due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current year. The remainder of the increase was primarily due to the change in the fair value and interest rate yield of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	RESTATED (1)
	For the Nine Months Ended	For the Nine Months Ended	Inccrease(Decrease)	Percent Change
	September 30, 2007	September 30, 2006	2007 vs. 2006	2007 vs 2006

Bank borrowings — term loan and revolving credit facilities	$(40,822)	$(32,768)	$8,054	24.6%
Bank borrowings yield adjustment — interest rate swap arrangement	5,180	3,885	1,295	33.3%
Bank borrowings — one-time yield adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	(530)	530	100.0%
Bank borrowings — yield adjustment for change in fair value of the interest rate swap agreement	(5,542)	1,026	(6,568)	-640.2%
Change in fair value of interest rate option agreement	(551)	796	(1,347)	-169.2%
Other interest expense	(765)	(2,119)	(1,354)	-63.9%
Interest income	352	542	(190)	-35.1%

Interest expense, net	$(42,148)	$(29,168)	$12,980	44.5%

(1)	– See note 2 to the accompanying financial statements for further discussion of the restatement
Income Taxes. For the nine months ended September 30, 2007, the Company recorded an income tax benefit of $4.6 million, as compared to $9.4 million expense during the same period during 2006. Included in the year to date benefit is a third quarter income tax benefit of $21.2 million associated with the impairment charge discussed above.
Station Operating Income. As a result of the factors described above, station operating income increased $0.5 million, or 0.6%, to $86.5 million for the nine months ended September 30, 2007, compared to $86.0 million for the nine months ended September 30, 2007. Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses (including non-cash stock compensation), gain on assets transferred to affiliate, impairment charge, and costs associated with proposed merger. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation and gain on assets transferred to affiliate from the measure as they do not represent cash activities related to the operation of the stations.
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
Station operating income is not a recognized term under GAAP and does not purport to be an alternative to operating income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, station operating income is not intended to be a measure of free cash flow available for dividends, reinvestment in our business or other Company discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Station operating income should be viewed as a supplement to, and not a substitute for, results of operations presented on the basis of GAAP. We compensate for the limitations of using station operating income by using it only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business other than GAAP results alone. Station operating income has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Moreover, because not all companies use identical calculations, these presentations of station operating income may not be comparable to other similarly titled measures of other companies.
On a pro forma basis, which excludes the results of the stations contributed to CMP for the period January 1, 2006 through May 4, 2006, net revenues for the nine months ended September 30, 2007 increased $0.7 million to $243.9 million, an increase of 0.3% from the same period in 2006, due to organic growth across the station platform. Pro forma station operating income increased $0.8 million, an increase of 0.9% from the same period in 2006 primarily due to increased revenues.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Operating (loss) income	$(28,734)	$51,298
Depreciation and amortization	11,184	13,562
LMA fees	494	797
Corporate general and administrative expenses	19,761	22,845
Gain on assets transferred to affiliate	—	(2,548)
Impairment charge	81,335	—
Costs associated with proposed merger	2,413	—

Station operating income	$86,453	$85,954

Liquidity and Capital Resources
Our principal need for funds has been to fund working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from borrowings under credit facilities and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our current projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our foreseeable capital needs for the next 12 months, including the funding of future acquisitions, operations and debt service. However, our cash flows from operations are subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media. In addition, borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.

For the nine months ended September 30, 2007, net cash provided by operating activities decreased $14.9 million to $29.3 million from net cash provided by operating activities of $44.2 million for the nine months ended September 30, 2006. The decrease is primarily attributable to a $6.5 million decrease in accounts payable and accrued expenses, a $12.4 million decrease in deferred income taxes, a $3.7 million decrease in non-cash stock compensation, offset by an increase of $1.9 million in accounts receivable, a $2.2 million increase in prepaid expenses and other current assets, the absence of the $2.5 gain on assets contributed to CMP, and a net increase of $1.1 million in the remaining categories.
For the nine months ended September 30, 2007, net cash used in investing activities decreased $13.1 million to $4.9 million from net cash used in investing activities of $18.0 million for the nine months ended September 30, 2006. This decrease was primarily attributable to the absence of acquisitions and the purchases of certain intangible assets. In addition, capital expenditures decreased $4.5 million year over year.
For the nine months ended September 30, 2007, net cash used in financing activities decreased $10.4 million to $14.3 million compared to net cash used in financing activities of $24.7 million during the nine months ended September 30, 2006. Net cash used during the current period was primarily due to the refinancing of our credit facility offset by the absence of any significant repurchases of our stock.
Historical Acquisitions. During the nine months ended September 30, 2006, the Company completed its acquisition of two stations, WWXQ-FM and WXQW-FM, serving Huntsville, Alabama, and one station, KAYD-FM serving Beaumont, Texas. In connection with these acquisitions, we paid $5.5 million in cash. We also completed a transfer of a station in the Fort Walton Beach, Florida market plus $1.5 million in cash in exchange for another station. These stations were primarily acquired to complement our station portfolio and increase both our state and regional coverage of the United States.
Pending Acquisitions. As of September 30, 2007, we were not a party to any agreements to acquire stations.
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
Borrowings under the replacement term loan facility bear interest, at our option, at a rate equal to LIBOR plus 1.75% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 0.75%. Borrowings under the revolving credit facility bear interest, at our option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon our leverage ratio).

As of September 30, 2007, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.11%. As of September 30, 2007, the effective interest rate inclusive of the May 2005 Swap is 6.520%.
Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Amended Credit Agreement) and upon the sale of certain assets.
The representations, covenants and events of default in the Amended Credit Agreement are customary for financing transactions of this nature. Events of default in the Amended Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Amended Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Amended Credit Agreement and the ancillary loan documents as a secured party. As of September 30, 2007, the Company was in compliance with all financial and non-financial covenants.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
At September 30, 2007, 100% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flows are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.0 million and $3.0 million for the three and nine months ended September 30, 2007, respectively. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $338.2 million of borrowings outstanding at September 30, 2007 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.9 million and $2.5 million for the three and nine months ended September 30, 2007.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as a result of the previously disclosed material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2006, our disclosure controls and procedures are not effective as of September 30, 2007, due to the fact that the remediation efforts were not fully tested by the end of such period.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 and our quarterly report on form 10-Q for the quarter ended June 30, 2007.
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

CUMULUS MEDIA INC.
Date: November 8, 2007	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.