Form 10-K
period 2007-12-31
CUMULUS MEDIA INC
filed 2008-03-17
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 00-24525

Cumulus Media Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4159663
(State of Incorporation)	(I.R.S. Employer Identification No.)

3280 Peachtree Road, N.W.
Suite 2300
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $403.7 million, based on 43,180,309 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ Global Select Market of $9.35 on that date. As of February 29, 2008, the registrant had outstanding 43,659,722 shares of common stock consisting of (i) 37,205,660 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

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
For the fiscal Year Ended December 31, 2007

PART I

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

The term “Station Operating Income,” is used in various places in this document. Station Operating income consists of operating income before non-cash contract termination costs, gain on assets sold/transferred to affiliate, depreciation and amortization, LMA fees, corporate general and administrative expenses (including non-cash stock compensation), restructuring credits, costs associated with pending merger charges and impairment charges. Station operating income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Station Operating Income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude non-cash contract termination costs as the charge will never represent a cash obligation to our station operations. We exclude gain on sale of assets due to the nature of a non-repetitive transaction not being an actual measure of on-going station performance. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate the stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude costs associated with the pending merger due to the nature of a non-repetitive transaction not being an actual measure of on-going station performance. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude restructuring charges (credits) and impairment charges from the measure as they do not represent cash payments related to the operation of the stations.

We believe that Station Operating Income is the most frequently used financial measure in determining the market value of a radio station or group of stations. Our management has observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as the primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is one of the measures that our management uses to evaluate the performance and results of our stations. Management uses the measure to assess the performance of our station managers and our Board (the Cumulus Board of Directors) uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our investors with an analysis of our performance that is consistent with that which is utilized by our management and Board.

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

Agreement and Plan of Merger

On July 23, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cloud Acquisition Corporation, a Delaware corporation (“Parent”), and Cloud Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are owned by an investor group consisting of Lewis W. Dickey Jr., who also serves as our Chairman, President and Chief Executive Officer, his brother John W. Dickey, who also serves as our Executive Vice President and Co-Chief Operating Officer, certain other members of their family and MLGPE Fund US Alternative, L.P., an affiliate of Merrill Lynch Global Private Equity.

Pursuant to the Merger Agreement, Cumulus stockholders will receive cash for each share of the Company’s common stock owned. In addition, each outstanding option to acquire the Company’s common stock shall be entitled to receive in exchange for such option a cash payment equal to the number of shares of the Company’s common stock underlying such option, multiplied by the amount (if any) by which the per share cash merger consideration exceeds the option exercise price without interest and less any applicable withholding taxes. Further, unless otherwise agreed between a holder and Parent, each outstanding share of restricted stock that is subject to vesting or other lapse restrictions, will vest and become free of restriction and will be canceled and converted into the right to receive the per share cash merger consideration without interest, and less any applicable withholding taxes.

The consummation of the merger is subject to shareholder approval, FCC approval, and other customary closing conditions.

Company Overview

We own and operate FM and AM radio station clusters serving mid-sized markets throughout the United States. Through our investment in Cumulus Media Partners, LLC (“CMP”), described below, we also operate radio station clusters serving large-sized markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2007, we owned and operated 303 radio stations in 56 mid-sized U.S. media markets and operated the 33 radio stations in 8 markets, including San Francisco, Dallas, Houston and Atlanta that are owned by CMP. Under an LMA, we currently provide sales and marketing services for one radio station in the U.S. in exchange for a management or consulting fee. In summary, we own and operate, directly or through our investment in CMP, a total of 336 stations in 64 U.S. markets.

Our Mid-Market Focus . . .

Historically, our strategic focus has been on mid-sized markets throughout the United States. Relative to the 50 largest markets in the United States, we believe that mid-sized markets represent attractive operating environments and generally are characterized by:

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

We believe the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, have created significant opportunities for growth from the formation of groups of radio stations within these markets. We have capitalized on these opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, as of September 30, 2007 there were 9,163 FM and 4,776 AM stations in the United States (the latest date for which data are available).

. . . and Our Large-Market Opportunities

Although our historical focus has been on mid-sized radio markets in the United States, we recognize that the large-sized radio markets currently provide an attractive combination of scale, stability and opportunity for future growth. According to BIA, these markets typically have per capita and household income, and expected household after-tax effective buying income growth in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of radio advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. In recognition of this, in October 2005, we announced the formation of CMP, a private partnership created by Cumulus and affiliates of Bain Capital Partners LLC, The Blackstone Group and Thomas H. Lee Partners, L.P., and in May 2006 acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) for approximately $1.2 billion. Prior to its acquisition by CMP, Susquehanna was the largest privately owned radio broadcasting company in the United States and the 11th largest radio station operator in terms of revenue. The group of stations CMP acquired consists of 33 radio stations in 8 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.

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

Operating Strategy

Our operating strategy has the following principal components:

•	achieve cost efficiencies associated with common infrastructure and personnel and increase revenue by offering regional coverage of key demographic groups that were previously unavailable to national and regional advertisers;

•	develop each station in our portfolio as a unique enterprise, marketed as an individual, local brand with its own identity, programming content, programming personnel, inventory of time slots and sales force;

•	use audience research and music testing to refine each station’s programming content to match the preferences of the station’s target demographic audience, in order to enrich our listeners’ experiences by increasing both the quality and quantity of local programming; and,

•	position station clusters to compete with print and television advertising by combining favorable advertising pricing with diverse station formats within each market to draw a larger and broader listening audience to attract a wider range of advertisers.

Acquisition Strategy

Our acquisition strategy has the following principal components:

•	assemble leading radio station clusters in mid-sized markets by taking advantage of their size and fragmented nature of ownership;

•	acquire leading stations where we believe we can cost-effectively achieve a leading position in terms of signal coverage, revenue or audience share and acquire under-performing stations where there is significant potential to apply our management expertise to improve financial and operating performance; and

•	reconfigure our existing stations, or acquire new stations, located near large markets, that based on an engineering analysis of signal specifications and the likelihood of receiving FCC approval, can be redirected, or “moved-in,” to those larger markets.

Acquisitions and Dispositions

Completed Acquisitions

We did not complete any acquisitions during 2007.

Pending Acquisitions

As of December 31, 2007, the Company had pending a swap transaction pursuant to which it would exchange one of its Fort Walton Beach, Florida radio stations, WYZB-FM, for another owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Qantum Communications, who has some radio stations in the market and complained to the FCC that the swap would give the company an unfair competitive advantage (because the station the Company would acquire reaches more people than the station the Company would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida against the current owner of WTKE-FM, and secured a court decision that would require the sale of the station to Qantum instead of the Company. Although that decision is still subject to appeal, there is a possibility that the company will be unable to consummate the exchange it had proposed with the seller.

As of December 31, 2007, the Company had pending a swap transaction pursuant to which it would exchange its Canton, OH Station, WRQK-FM , for eight stations owned by Clear Channel in Ann Arbor, Michigan (WTKA-AM, WLBY-AM, WWWW-FM, WQKL-FM) and Battle Creek, Michigan (WBFN-AM, WBCK-FM, WBCK-AM and WBXX-FM). Two of the AM stations in Battle Creek, WBCK-AM and WBFN-AM, will be disposed of by the Company simultaneously with the closing of the swap transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM will be placed in a trust for the sale of the station to an unrelated third party and WBFN-AM will be transferred to Family Life Broadcasting System.

Completed Dispositions

On November 20, 2007, we completed the sale of our Caribbean stations to Gem Radio 5 Limited which purchased all the operations of our Caribbean stations for $6.0 million. The transaction resulted in the recognition of a gain of approximately $5.9 million. We recorded the gain within continuing operations within our consolidated statement of operations for the year ended December 31, 2007. The below table contains certain operating data related to the stations sold for the periods presented (the total net assets approximated $0.1 million for these stations):

	2007	2006	2005

Net revenue	$1,764	$1,918	$1,687
Total expense	1,338	1,396	1,281

Operating income	$426	$522	$406

FCC FM Frequency Auctions

Periodically, the FCC makes FM frequencies available for acquisition through an auction process. On November 3, 2004, the FCC held an auction for approximately 290 frequencies. As of the close of the auction, we were the winning bidder for seven frequencies and were obligated to pay the FCC $8.6 million for those frequencies. During 2005, the FCC granted the final authorization on and we completed the purchase of six of the seven frequencies won in the November 2004 auction. As of December 31, 2006, we had funded our obligation with the FCC and completed the purchase of the remaining frequency from the November 2004 auction during the first half of 2006.

On January 12, 2006, the FCC held a similar auction for approximately 171 frequencies, located mostly in smaller markets, in which we actively participated. As of the close of the auction, we were the winning bidder for one frequency and were obligated to pay the FCC $1.6 million for that frequency. During 2006, the FCC granted the final authorization on the 2006 auction. This authorization will enable us to add a station to one of our existing markets once constructed.

Acquisition Shelf Registration Statement

We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of February 29, 2008, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The trends in radio advertising revenue mirrored fluctuations in the current economic environment, yielding mixed results over the last three years. In 2007, advertising revenues decreased 2%, the first decline in growth in six years after increasing 1% in 2006 and remaining flat in 2005.

Radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Arbitron, to estimate how many people within particular geographical markets and demographics listen to specific stations.

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

Advertising Sales

Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2007 and 2006, approximately 88% of our net broadcasting revenue was generated from the sale of local and regional advertising, and in 2005 89% of our broadcast revenue came from these sources. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

• automotive dealers • amusement and recreation • healthcare services	• telecommunications • food and beverage services • food and beverage stores	• banking and mortgage • arts and entertainment • furniture and home furnishings

Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We employ a tiered commission structure to focus our individual sales staffs on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have also increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and, (3) providing a higher level of service to our existing customer base. This requires a larger sales staffs than most of the stations employed at the time we acquired them. We support our strategy of building local direct accounts by employing personnel in each of our markets to produce custom commercials that respond to the needs of our advertisers. In addition, in-house production provides advertisers greater flexibility in changing their commercial messages with minimal lead-time.

Our national sales are made by Katz Communications, Inc., a firm specializing in radio advertising sales on the national level, in exchange for commission that is based on our net revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering to key national and regional advertisers groups of stations within specific markets and regions that make our stations more attractive. Many of these large accounts have previously been reluctant to advertise in these markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before we acquired them.

The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings are limited in part by the format of a particular station. We estimate the optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by some combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in the available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

•	a station’s share of audiences and on the demographic groups targeted by advertisers (as measured by ratings surveys);

•	the supply and demand for radio advertising time and for time targeted at particular demographic groups; and

•	certain additional qualitative factors.

A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned into the station, and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of ratings data. We have an agreement with Arbitron that gives us access to Arbitron’s ratings materials in a majority of our markets through April 2009.

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

Employees

At December 31, 2007, we employed approximately 3,300 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned and operated stations as of February 29, 2008, all pending station acquisitions operated under an LMA as of February 29, 2008, and all other announced pending station acquisitions as of February 29, 2008:

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Abilene, TX	KCDD FM	Hamlin, TX	103.7	August 1, 2013	C	984	100	100
	KBCY FM	Tye, TX	99.7	August 1, 2013	C1	745	100	100
	KTLT FM	Anson, TX	98.1	August 1, 2013	C2	305	50	50
	KHXS FM	Merkel, TX	102.7	August 1, 2013	C1	745	99.2	99.2
Albany, GA	WNUQ FM	Sylvester, GA	102.1	April 1, 2012	A	259	6	6
	WEGC FM	Sasser, GA	107.7	April 1, 2012	C3	312	11.5	11.5
	WALG AM	Albany, GA	1590	April 1, 2012	B	N.A.	5	1
	WJAD FM	Leesburg, GA	103.5	April 1, 2012	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2012	C1	981	100	100
	WGPC AM	Albany, GA	1450	April 1, 2012	C	N.A.	1	1
	WQVE FM	Albany, GA	101.7	April 1, 2012	A	299	6	6
	WZBN FM	Camilla, GA	105.5	April 1, 2012	A	276	6	6
Amarillo, TX	KZRK FM	Canyon, TX	107.9	August 1, 2013	C1	476	100	100
	KZRK AM	Canyon, TX	1550	August 1, 2013	B	N.A.	1	0.2
	KARX FM	Claude, TX	95.7	August 1, 2013	C1	390	100	100
	KPUR AM	Amarillo, TX	1440	August 1, 2013	B	N.A.	5	1
	KPUR FM	Canyon, TX	107.1	August 1, 2013	A	315	6	6
	KQIZ FM	Amarillo, TX	93.1	August 1, 2013	C1	699	100	100
Appleton Oshkosh, WI	WWWX FM	Oshkosh, WI	96.9	December 1, 2012	A	328	6	6
	WVBO FM	Winneconne, WI	103.9	December 1, 2012	C3	328	25	25
	WNAM AM	Neenah Menasha, WI	1280	December 1, 2012	B	N.A.	5	5
	WOSH AM	Oshkosh, WI	1490	December 1, 2012	C	N.A.	1	1
	WPKR FM	Omro, WI	99.5	December 1, 2012	C2	495	25	25
Bangor, ME	WQCB FM	Brewer, ME	106.5	April 1, 2014	C	1079	100	100
	WBZN FM	Old Town, ME	107.3	April 1, 2014	C2	436	50	50
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2014	B	1030	11.5	11.5
	WEZQ FM	Bangor, ME	92.9	April 1, 2014	B	787	20	20
	WDEA AM	Ellsworth, ME	1370	April 1, 2014	B	N.A.	5	5
Beaumont, TX	KSTB FM	Crystal Beach, TX	101.5	(A)	A	184	6	6
	KQXY FM	Beaumont, TX	94.1	(A)	C1	600	100	100
	KBED AM	Nederland, TX	1510	August 1, 2013	D	N.A.	5	0
	KIKR AM	Beaumont, TX	1450	(A)	C	N.A.	1	1
	KTCX FM	Beaumont, TX	102.5	(A)	C2	492	50	50
	KAYD FM	Silsbee, TX	101.7	August 1, 2013	C3	503	10.5	10.5
Bismarck, ND	KBYZ FM	Bismarck, ND	96.5	April 1, 2013	C1	963	100	100
	KACL FM	Bismarck, ND	98.7	April 1, 2013	C1	837	100	100
	KKCT FM	Bismarck, ND	97.5	April 1, 2013	C1	837	100	100
	KLXX AM	Bismarck, ND	1270	April 1, 2013	B	N.A.	1	0.3
	KUSB FM	Hazelton, ND	103.3	April 1, 2013	C1	965	100	100
Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2011	C3	479	12	12
	WFNR FM	Christiansburg, VA	100.7	October 1, 2011	A	886	0.8	0.8
	WFNR AM	Blacksburg, VA	710	October 1, 2011	D	N.A.	10	0
	WPSK FM	Pulaski, VA	107.1	October 1, 2011	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2011	B	N.A.	5	0.5
	WWBU FM	Radford, VA	101.7	October 1, 2011	A	66	5.8	5.8

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2014	B	384	50	50
	WICC AM	Bridgeport, CT	600	(A)	B	N.A.	1	0.5
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2012	B	341	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2013	C1	551	100	100
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2013	C1	459	100	100
	KRNA FM	Iowa City, IA	94.1	February 1, 2013	C1	981	100	100
Columbia, MO	KBXR FM	Columbia, MO	102.3	February 1, 2013	C3	856	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2013	C	N.A.	1	1
	KPLA FM	Columbia, MO	101.5	February 1, 2013	C1	1062	41	41
	KOQL FM	Ashland, MO	106.1	February 1, 2013	C1	958	69	69
	KBBM FM	Jefferson City, MO	100.1	February 1, 2013	C2	600	33	33
	KJMO FM	Linn, Mo	97.5	February 1, 2013	A	328	6	6
	KLIK AM	Jefferson City, MO	1240	February 1, 2013	C	N.A.	1	1
	KZJF FM	Jefferson City, MO		April 1, 2013	A	348	5.3	5.3
Columbus-Starkville, MS	WSSO AM	Starkville, MS	1230	June 1, 2012	C	N.A.	1	1
	WMXU FM	Starkville, MS	106.1	June 1, 2012	C2	502	40	40
	WSMS FM	Artesia, MS	99.9	June 1, 2012	C2	505	47	47
	WKOR FM	Columbus, MS	94.9	June 1, 2012	C2	492	50	50
	WKOR AM	Starkville, MS	980	June 1, 2012	D	N.A.	1	0.1
	WJWF AM	Columbus, MS	1400	June 1, 2012	C	N.A.	1	1
	WMBC FM	Columbus, MS	103.1	June 1, 2012	C2	755	22	22
Danbury, CT	WRKI FM	Brookfield, CT	95.1	April 1, 2014	B	636	29.5	29.5
	WDBY FM	Patterson, NY	105.5	June 1, 2014	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2014	D	N.A.	0.7	0
	WPUT AM	Brewster, NY	1510	June 1, 2014	D	N.A.	1	0
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2013	C2	331	50	50
	KXGE FM	Dubuque, IA	102.3	February 1, 2013	A	308	2	2
	WDBQ FM	Galena, IL	107.5	December 1, 2012	A	328	6	6
	WDBQ AM	Dubuque, IA	1490	February 1, 2013	C	N.A.	1	1
	WJOD FM	Asbury, IA	103.3	February 1, 2013	C3	643	6.6	6.6
Eugene-Springfield, OR	KUJZ FM	Creswell, OR	95.3	February 1, 2014	C3	1207	0.6	0.6
	KSCR AM	Eugene, OR	1320	February 1, 2014	D	N.A.	1	0
	KZEL FM	Eugene, OR	96.1	February 1, 2014	C	1093	100	43
	KUGN AM	Eugene, OR	590	February 1, 2014	B	N.A.	5	5
	KEHK FM	Brownsville, OR	102.3	February 1, 2014	C1	919	100	43
	KNRQ FM	Eugene, OR	97.9	February 1, 2014	C	1010	100	75
Faribault-Owatonna, MN	KRFO AM	Owatonna, MN	1390	April 1, 2013	D	N.A.	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2013	A	174	4.7	4.7
	KDHL AM	Faribault, MN	920	April 1, 2013	B	N.A.	5	5
	KQCL FM	Faribault, MN	95.9	April 1, 2013	A	328	3	3
Fayetteville, AR	KQSM FM	Bentonville, AR	98.3	June 1, 2012	C1	617	100	100
	KFAY AM	Farmington, AR	1030	June 1, 2012	B	N.A.	10	1
	KKEG FM	Fayetteville, AR	92.1	June 1, 2012	C3	531	7.6	7.6
	KAMO FM	Rogers, AR	94.3	June 1, 2012	C2	692	25	25
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2012	C1	476	100	100
	KZRA AM	Springdale, AR	1590	June 1, 2012	D	N.A.	2.5	0.1
	KYNF FM	Prairie Grove, AR	94.9	June 1, 2012	C2	761	21	21

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Fayetteville, NC	WRCQ FM	Dunn, NC	103.5	December 1, 2011	C2	502	48	48
	WFNC FM	Lumberton, NC	102.3	December 1, 2011	A	269	6	6
	WFNC AM	Fayetteville, NC	640	December 1, 2011	B	N.A.	10	1
	WQSM FM	Fayetteville, NC	98.1	December 1, 2011	C1	830	100	100
	WFVL FM	Southern Pines, NC	106.9	December 1, 2011	C2	492	50	50
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2012	A	256	3	3
	WRSR FM	Owosso, MI	103.9	October 1, 2012	A	482	2.9	2.9
	WWCK FM	Flint, MI	105.5	October 1, 2012	B1	328	25	25
	WWCK AM	Flint, MI	1570	October 1, 2012	D	N.A.	1	0.1
Florence, SC	WYNN FM	Florence, SC	106.3	December 1, 2011	A	328	6	6
	WYNN AM	Florence, SC	540	December 1, 2011	D	N.A.	0.3	0.2
	WYMB AM	Manning, SC	920	December 1, 2011	B	N.A.	2.3	1
	WCMG FM	Latta, SC	94.3	December 1, 2011	C3	502	10.5	10.5
	WHSC AM	Hartsville, SC	1450	December 1, 2011	C	N.A.	1	1
	WBZF FM	Hartsville, SC	98.5	December 1, 2011	A	328	6	6
	WHLZ FM	Marion, SC	100.5	December 1, 2011	C3	328	21.5	21.5
	WMXT FM	Pamplico, SC	102.1	December 1, 2011	C2	479	50	50
	WWFN FM	Lake City, SC	100.1	December 1, 2011	A	433	3.3	3.3
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2012	C2	574	17	17
	KOMS FM	Poteau, OK	107.3	June 1, 2013	C	1811	100	100
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2012	C2	459	50	50
	KOAI AM	Van Buren, AR	1060	June 1, 2012	D	N.A.	0.5	0
Fort Walton Beach, FL	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2012	C2	438	50	50
	WNCV FM	Niceville, FL	100.3	April 1, 2012	A	440	3.5	3.5
	WYZB FM	Mary Esther, FL	105.5	February 1, 2012	C3	305	25	25
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2012	C1	438	100	100
	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2012	D	N.A.	2.5	0.1
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2013	C	1460	100	100
	KEKB FM	Fruita, CO	99.9	April 1, 2013	C	1542	79	79
	KMXY FM	Grand Junction, CO	104.3	April 1, 2013	C	1460	100	100
	KKNN FM	Delta, CO	95.1	April 1, 2013	C	1424	100	100
	KEXO AM	Grand Junction, CO	1230	April 1, 2013	C	N.A.	1	1
Green Bay, WI	WOGB FM	Kaukauna, WI	103.1	December 1, 2012	C3	879	3.6	3.6
	WJLW FM	Allouez, WI	106.7	December 1, 2012	C3	328	25	25
	WDUZ FM	Brillion, WI	107.5	December 1, 2012	C3	879	3.6	3.6
	WQLH FM	Green Bay, WI	98.5	December 1, 2012	C1	499	100	100
	WDUZ AM	Green Bay, WI	1400	December 1, 2012	C	N.A.	1	1
	WPCK FM	Denmark, WI	104.9	December 1, 2012	C3	515	10	10
Harrisburg, PA	WNNK FM	Harrisburg, PA	104.1	August 1, 2014	B	699	20.5	20.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2014	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2014	A	601	1.5	1.5
	WTCY AM	Harrisburg, PA	1400	August 1, 2014	C	N.A.	1	1
Huntsville, AL	WZYP FM	Athens, AL	104.3	April 1, 2012	C	1,115	100	100
	WHRP FM	Tullahoma, TN	93.3	August 1, 2012	C1	981	100	100
	WVNN AM	Athens, AL	770	April 1, 2012	B	N.A.	7	0.3
	WUMP AM	Madison, AL	730	April 1, 2012	D	N.A.	1	0.1
	WVNN FM	Trinity, AL	92.5	April 1, 2012	A	423	3.1	3.1
	WXQW FM	Gurley, AL	94.1	April 1, 2012	A	934	0.7	0.7

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2012	B	482	50	50
	WRKR FM	Portage, MI	107.7	October 1, 2012	B	486	50	50
	WKMI AM	Kalamazoo, MI	1360	October 1, 2012	B	N.A.	5	1
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2013	C3	410	16.5	16.5
	KQXB FM	Belton, TX	106.3	August 1, 2013	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2012	C3	558	8.6	8.6
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2013	C2	600	33	33
	KTEM AM	Temple, TX	1400	August 1, 2013	C	N.A.	1	1
Lake Charles, LA	KKGB FM	Sulphur, LA	101.3	June 1, 2012	C3	479	12	12
	KBIU FM	Lake Charles, LA	103.3	June 1, 2012	C2	479	35	35
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2012	C1	479	100	100
	KXZZ AM	Lake Charles, LA	1580	June 1, 2012	B	N.A.	1	1
	KQLK FM	DeRidder, LA	97.9	June 1, 2012	C2	492	50	50
	KAOK AM	Lake Charles, LA	1400	June, 1 2012	C	N.A.	1	1
Lexington, KY	WVLK AM	Lexington, KY	590	August 1, 2012	B	N.A.	5	1
	WLXX FM	Lexington, KY	92.9	August 1, 2012	C1	850	100	100
	WLTO FM	Nicholasville, KY	102.5	August 1, 2012	A	373	4.6	4.6
	WVLK FM	Richmond, KY	101.5	August 1, 2012	C3	541	9	9
	WXZZ FM	Georgetown, KY	103.3	August 1, 2012	A	328	6	6
	WCYN-FM	Cynthiana, KY	102.3	August 1, 2012	A	400	3.4	3.4
Macon, GA	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2012	C1	679	100	100
	WDDO AM	Macon, GA	1240	April 1, 2012	C	N.A.	1	1
	WAYS AM	Macon, GA	1500	April 1, 2012	D	N.A.	1	0
	WDEN FM	Macon, GA	99.1	April 1, 2012	C1	581	100	100
	WIFN FM	Macon, GA	105.5	April 1, 2012	C3	659	6.1	6.1
	WMAC AM	Macon, GA	940	April 1, 2012	B	N.A.	50	10
	WLZN FM	Macon, GA	92.3	April 1, 2012	A	328	3	3
	WMGB FM	Montezuma, GA	95.1	April 1, 2012	C2	390	46	46
Melbourne-Titus-Cocoa, FL	WHKR FM	Rockledge, FL	102.7	February 1, 2012	C2	433	50	50
	WAOA FM	Melbourne, FL	107.1	February 1, 2012	C1	486	100	100
	WINT AM	Melbourne, FL	1560	February 1, 2012	D	N.A.	5	0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2012	C3	289	25	25
Mobile, AL	WYOK FM	Atmore, AL	104.1	April 1, 2012	C	1708	100	100
	WGOK AM	Mobile, AL	900	April 1, 2012	B	N.A.	1	0.4
	WBLX FM	Mobile, AL	92.9	April 1, 2012	C	1708	100	100
	WDLT FM	Chickasaw, AL	98.3	April 1, 2012	C2	548	40	40
	WDLT AM	Fairhope, AL	660	April 1, 2012	B	N.A.	10	0.9

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Montgomery, AL	WMSP AM	Montgomery, AL	740	April 1, 2012	B	N.A.	10	0.2
	WNZZ AM	Montgomery, AL	950	April 1, 2012	D	N.A.	1	0
	WMXS FM	Montgomery, AL	103.3	April 1, 2012	C	1096	100	100
	WLWI FM	Montgomery, AL	92.3	April 1, 2012	C	1096	100	100
	WHHY FM	Montgomery, AL	101.9	April 1, 2012	C0	1096	100	100
	WLWI AM	Montgomery, AL	1440	April 1, 2012	B	N.A.	5	1
	WXFX FM	Prattville, AL	95.1	April 1, 2012	C2	476	50	50
Myrtle Beach, SC	WSYN FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50	50
	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	C3	666	6.1	6.1
	WJXY FM	Conway, SC	93.9	December 1, 2011	A	420	3.7	3.7
	WXJY FM	Georgetown, SC	93.7	December 1, 2011	A	315	6	6
	WIQB AM	Conway, SC	1050	December 1, 2011	B	N.A.	5	0.5
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	C3	476	12	12
	WYAK FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8	8
Nashville, TN	WQQK FM	Hendersonville, TN	92.1	August 1, 2012	A	463	3	3
	WNFN FM	Belle Meade, TN	106.7	August 1, 2012	A	774	1.1	1.1
	WRQQ FM	Goodlettsville, TN	97.1	August 1, 2012	C2	518	45	45
	WSM FM	Nashville, TN	95.5	August 1, 2012	C	1280	100	100
	WWTN FM	Manchester, TN	99.7	August 1, 2012	C0	1,296	100	100
Odessa-Midland, TX	KZBT FM	Midland, TX	93.3	August 1, 2013	C1	440	100	100
	KODM FM	Odessa, TX	97.9	August 1, 2013	C1	361	100	100
	KNFM FM	Midland, TX	92.3	August 1, 2013	C	984	100	100
	KBAT FM	Monahans, TX	99.9	August 1, 2013	C1	574	100	100
	KMND AM	Midland, TX	1510	August 1, 2013	D	N.A.	2.4	0
	KRIL AM	Odessa, TX	1410	August 1, 2013	B	N.A.	1	0.2
Oxnard-Ventura, CA	KVEN AM	Ventura, CA	1450	December 1, 2013	C	N.A.	1	1
	KHAY FM	Ventura, CA	100.7	December 1, 2013	B	1211	39	39
	KBBY FM	Ventura, CA	95.1	December 1, 2013	B	876	12.5	12.5
	KVYB FM	Ventura, CA	103.3	December 1, 2013	B	2969	105	105
Pensacola, FL	WJLQ FM	Pensacola, FL	100.7	February 1, 2012	C	1708	100	100
	WCOA AM	Pensacola, FL	1370	February 1, 2012	B	N.A.	5	5
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9
Poughkeepsie, NY	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2014	B	1539	4.4	4.4
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2014	A	627	1.6	1.6
	WRRB FM	Arlington, NY	96.9	June 1, 2014	A	1007	0.3	0.3
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2014	A	719	0.6	0.6
	WCZX FM	Hyde Park, NY	97.7	June 1, 2014	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2014	D	N.A.	5	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2014	C	N.A.	1	1
	WKXP FM	Kingston, NY	94.3	June 1, 2014	A	545	2.3	2.3
	WALL AM	Middleton, NY	1340	June 1, 2014	C	N.A.	1	1
	WRRV FM	Middleton, NY	92.7	June 1, 2014	A	269	6	6
	WFAF FM	Poughkeepsie, NY	103.9	June 1, 2014	A	669	.6	.6

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Quad Cities, IA	KQCS FM	Bettendorf, IA	93.5	February 1, 2013	A	318	6	6
	KBEA FM	Muscatine, IA	99.7	February 1, 2013	C1	869	100	100
	KBOB FM	DeWitt, IA	104.9	December 1, 2012	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2013	B	N.A.	1	1
	WXLP FM	Moline, IL	96.9	December 1, 2012	B	499	50	50
Rochester, MN	KROC AM	Rochester, MN	1340	April 1, 2013	C	N.A.	1	1
	KROC FM	Rochester, MN	106.9	April 1, 2013	C0	1109	100	100
	KYBA FM	Stewartville, MN	105.3	April 1, 2013	C2	492	50	50
	KFIL FM	Preston, MN	103.1	April 1, 2013	C3	528	3.5	3.5
	KFIL AM	Preston, MN	1060	April 1, 2013	D	N.A.	1	0
	KVGO FM	Spring Valley, MN	104.3	April 1, 2013	C3	512	10	10
	KOLM AM	Rochester, MN	1520	April 1, 2013	D	N.A.	10	0.8
	KWWK FM	Rochester, MN	96.5	April 1, 2013	C2	528	43	43
	KLCX FM	Saint Charles, MN	107.7	April 1, 2013	A	571	2	2
Rockford, IL	WROK AM	Rockford, IL	1440	December 1, 2012	B	N.A.	5	0.3
	WZOK FM	Rockford, IL	97.5	December 1, 2012	B	430	50	50
	WXXQ FM	Freeport, IL	98.5	December 1, 2012	B1	492	11	11
	WKGL FM	Loves Park, IL	96.7	December 1, 2012	A	551	2.2	2.2
Santa Barbara, CA	KRUZ FM	Santa Barbara, CA	97.5	December 1, 2013	B	2920	17.5	17.5
	KMGQ FM	Goleta, CA	106.3	December 1, 2013	A	827	0.1	0.1
Savannah, GA	WJCL FM	Savannah, GA	96.5	April 1, 2012	C	1161	100	100
	WIXV FM	Savannah, GA	95.5	April 1, 2012	C1	988	98	98
	WTYB FM	Tybee Island, GA	103.9	April 1, 2012	C2	344	50	50
	WBMQ AM	Savannah, GA	630	April 1, 2012	D	N.A.	4.8	0
	WEAS FM	Springfield, GA	93.1	April 1, 2012	C1	981	100	100
	WJLG AM	Savannah, GA	900	April 1, 2012	D	N.A.	4.4	0.2
	WZAT FM	Savannah, GA	102.1	April 1, 2012	C	1496	100	100
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2012	C2	463	50	50
	KRMD FM	Oil City, LA	101.1	June 1, 2012	C0	1134	100	100
	KRMD AM	Shreveport, LA	1340	June 1, 2012	C	N.A.	1	1
	KVMA FM	Shreveport, LA	102.9	June 1, 2012	C2	535	42	42
	KQHN FM	Magnolia, AR	107.9	June 1, 2012	C1	351	100	100
Sioux Falls, SD	KYBB FM	Canton, SD	102.7	April 1, 2013	C2	486	50	50
	KIKN FM	Salem, SD	100.5	April 1, 2013	C1	942	100	100
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2013	C1	981	100	100
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2013	C1	840	100	100
	KSOO AM	Sioux Falls, SD	1140	April 1, 2013	B	N.A.	10	5
	KXRB AM	Sioux Falls, SD	1000	(A)	D	N.A.	10	0.1
	KDEZ FM	Brandon, SD	100.1	C	A	170.2	2.2	2.2

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Tallahassee, FL	WHBX FM	Tallahassee, FL	96.1	(A)	C2	479	37	37
	WBZE FM	Tallahassee, FL	98.9	February 1, 2012	C1	604	100	100
	WHBT AM	Tallahassee, FL	1410	February 1, 2012	D	N.A.	5	0
	WGLF FM	Tallahassee, FL	104.1	February 1, 2012	C	1394	100	100
	WWLD FM	Cairo, GA	102.3	(A)	C2	604	27	27
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2012	B	500	50	50
	WRQN FM	Bowling Green, OH	93.5	October 1, 2012	B1	397	7	7
	WTOD AM	Toledo, OH	1560	October 1, 2012	D	N.A.	5	0
	WWWM FM	Sylvania, OH	105.5	October 1, 2012	A	390	4.3	4.3
	WLQR AM	Toledo, OH	1470	October 1, 2012	B	N.A.	1	1
	WXKR FM	Port Clinton, OH	94.5	October 1, 2012	B	630	30	30
	WRWK FM	Delta, OH	106.5	October 1, 2012	A	367	4.8	4.8
Topeka, KS	KDVV FM	Topeka, KS	100.3	June 1, 2013	C	984	100	100
	KMAJ FM	Topeka, KS	107.7	June 1, 2013	C	1214	100	100
	KMAJ AM	Topeka, KS	1440	June 1, 2013	B	N.A.	5	1
	KTOP AM	Topeka, KS	1490	June 1, 2013	C	N.A.	1	1
	KQTP FM	St. Marys, KS	102.9	June 1, 2013	C2	598	30	30
	KWIC FM	Topeka, KS	99.3	June 1, 2013	C3	538	6.8	6.8
	KRWP FM	Stockton, MO	107.7	February 1, 2013	C3	479	11.7	11.7
Waterloo-Cedar Falls, IA	KOEL FM	Cedar Falls, IA	98.5	February 1, 2013	C3	423	15	15
	KKHQ FM	Oelwein, IA	92.3	February 1, 2013	C	991	100	100
	KOEL AM	Oelwein, IA	950	February 1, 2013	B	N.A.	5	0.5
	KCRR FM	Grundy Center, IA	97.7	February 1, 2013	C3	407	16	16
Westchester County, NY	WFAS AM	White Plains, NY	1230	June 1, 2014	C	N.A.	1	1
	WFAS FM	White Plains, NY	103.9	June 1, 2014	A	669	0.6	0.6
	WFAF FM	Mount Kisco, NY	106.3	June 1, 2014	A	443	1	1
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2013	C1	808	100	100
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2013	A	807	19	19
	KYYI FM	Burkburnett, TX	104.7	August 1, 2013	C1	285	0.7	0.7
	KOLI FM	Electra, TX	94.9	August 1, 2013	C2	492	50	50
Wilmington, NC	WWQQ FM	Wilmington, NC	101.3	December 1, 2011	C2	545	40	40
	WGNI FM	Wilmington, NC	102.7	December 1, 2011	C1	981	100	100
	WMNX FM	Wilmington, NC	97.3	December 1, 2011	C1	883	100	100
	WKXS FM	Leland, NC	94.5	December 1, 2011	A	416	3.8	3.8
	WAAV AM	Leland, NC	980	December 1, 2011	B	N.A.	5	5
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2012	C	N.A.	1	1
	WPIC AM	Sharon, PA	790	August 1, 2006	D	N.A.	1	0.1
	WYFM FM	Sharon, PA	102.9	August 1, 2006	B	604	33	33
	WHOT FM	Youngstown, OH	101.1	October 1, 2012	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2006	A	486	1.4	1.4
	WWIZ FM	Mercer, PA	103.9	August 1, 2006	A	295	6	6
	WQXK FM	Salem, OH	105.1	October 1, 2012	B	446	88	88
	WSOM AM	Salem, OH	600	October 1, 2012	D	N.A.	1	0

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

As discussed in greater detail below, the FCC may also review the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See “— Antitrust and Market Concentration Considerations.”

We had two assignment applications, approved by the FCC, that currently are the subject of an application for review filed with the FCC by Qantum Communications. The applications involve the exchange of two of our FM stations in the Fort Walton Beach, Florida market for two other stations in that market. Qantum Communications has some radio stations in the market and has complained to the FCC that the swaps would give us an unfair competitive advantage (because the stations we would acquire reach more people than the station we would be giving up). Despite the pendency of Qantum’s objection, we closed on one of the acquisitions (WPGG-FM). However Qantum initiated litigation in the United States District Court for the Southern District of Florida against the Seller with respect to the other station (WTKE-FM) and secured a court decision that would require the sale of the station to Qantum instead of us. Although that decision is still subject to appeal, there is a possibility that the Company will be unable to consummate one of the exchanges it had proposed with the seller. We cannot predict the final outcome of this matter, but we do not believe that any adverse decision will have a material adverse impact on our overall operations taken as a whole.

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

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable, interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station or newspaper. Whether that interest is attributable and thus subject to the FCC’s multiple ownership rules, is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.

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

On February 4, 2008, the FCC issued a Report and Order on Reconsideration which changed Commission rules to allow common ownership of a radio station or a television station and a daily newspaper in the top 20 Designated Market Areas (“DMAs”) and to consider waivers to allow cross-ownership of a radio or television station with a daily newspaper in other DMAs. The FCC retained all other rules related to radio ownership without change.

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

On January 24, 2008, the FCC proposed the adoption of certain rules and other measures to enhance the ability of radio and television stations to provide programming responsive to the needs and interests of their respective communities. The measures proposed include the creation of community advisory boards, requiring a broadcaster to maintain a main studio in the community of license of each station it owns, and the establishment of processing guidelines in FCC rules to evaluate the nature and quantity of non-entertainment programming provided by the broadcaster. Those proposals are subject to public comment. We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact which adoption of any one or more of those proposals will have on our Company.

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

New Services.  In 1997, the FCC awarded two licenses to separate entities that authorize the licensees to provide satellite-delivered digital audio radio services. Both licensees have launched their respective satellite-delivered digital radio service. Those two entities — XM & Sirius — have proposed to merge into a single entity. That merger proposal is now being considered by the FCC and the United States Justice Department.

Digital technology also may be used by terrestrial radio broadcast stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit terrestrial radio stations to introduce digital operations. The FCC now will permit operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation (“iBiquity”), called HD Radiotm. In March 2004, the FCC (1) approved an FM radio station’s use of two separate antennas (as opposed to a single hybrid antenna) to provide both analog and digital signals of the FM owner secured Special Temporary Authorization (“STA”) from the FCC and (2) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night. In April 2004, the FCC inaugurated a rule making proceeding to establish technical, service, and licensing rules for digital broadcasting. On May 31, 2007, the FCC released a Second Report and Order which authorized AM stations to use an IBOC system at night, authorized FM radio stations to use separate antennas without the need for an STA, and established certain technical and service rules for digital service. The FCC also released another rulemaking notice to address other related issues. The inauguration of digital broadcasts by FM and perhaps AM stations requires us to make additional expenditures.

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

In January 2000, the FCC released a Report and Order adopting rules for a new low power FM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. On December 11, 2007, the FCC released a Report and Order which made changes in the rules and provided further protection for low power FM radio stations and, in certain circumstances, required full power stations (like the ones owned by the Company) to provide assistance to low power FM stations in the event they are subject to interference or required to relocate their facilities to accommodate the inauguration of new or modified service by a full power radio station. The FCC has limited ownership and operation of low power FM stations to persons and entities which do not currently have an attributable interest in any FM station and has required that low power FM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for low power FM stations. We cannot predict what impact low power FM radio will have on our operations. Adverse effects of the new low power FM service on our operations could include interference with our stations and competition by low power stations for listeners and revenues.

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

Antitrust and Market Concentration Considerations.  Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice or the Federal Trade Commission, either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $63.1 million or more. Most of our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The Department of Justice has reviewed numerous radio station acquisitions where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

We are aware that the Department of Justice commenced, and subsequently discontinued, investigations of several of our prior acquisitions. At that point, it requested information regarding our proposed acquisition of a radio station in Ft. Walton Beach, Florida. The Department of Justice can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending or future acquisitions are not or will not be the subject of an investigation or enforcement action by the Department of Justice or the Federal Trade Commission. Similarly, there can be no assurance that the Department of Justice, the Federal Trade Commission or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that we divest stations we already own in a particular market. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

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

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of February 29, 2008:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	46	Chairman, President and Chief Executive Officer
John G. Pinch	59	Executive Vice President, Co-Chief Operating Officer
Martin R. Gausvik	51	Executive Vice President, Chief Financial Officer and Treasurer
John W. Dickey	41	Executive Vice President, Co-Chief Operating Officer

Lewis W. Dickey, Jr. is our Chairman, President and Chief Executive Officer. Mr. L. Dickey has served as Chairman, President and Chief Executive Officer since December 2000. Mr. Dickey was one of our founders and initial investors, and served as Executive Vice Chairman from March 1998 to December 2000. Mr. L. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise — Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. Mr. L. Dickey also serves as a member of the National Association of Broadcasters Radio Board of Directors. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. L. Dickey is the brother of John W. Dickey.

Martin R. Gausvik is our Executive Vice President, Treasurer and Chief Financial Officer. Mr. Gausvik has served as Executive Vice President, Chief Financial Officer and Treasurer since May 2000 and is a 20-year veteran of the radio industry, having served as Vice President Finance for Jacor Communications from 1996 until the merger of Jacor’s 250 radio station group with Clear Channel Communications in May 1999. More recently, he was Executive Vice President and Chief Financial Officer of Latin Communications Group, the operator of 17 radio stations serving major markets in the western United States. Prior to joining Jacor, from 1984 to 1996, Mr. Gausvik held various accounting and financial positions with Taft Broadcasting, including Controller of Taft’s successor company, Citicasters.

John G. Pinch is our Executive Vice President and Co-Chief Operating Officer. Mr. Pinch has served as Executive Vice President and Co-Chief Operating Officer since May 2007, and prior to that served as our Chief Operating Officer since December 2000, after serving as the President of Clear Channel International Radio (“CCU International”) (NYSE:CCU). At CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30-year broadcast veteran and has previously served as Owner/President of WTVK-TV Ft. Myers-Naples, Florida, General Manager of WMTX-FM/WHBO-AM Tampa, Florida, General Manager/Owner of WKLH-FM Milwaukee, and General Manager of WXJY Milwaukee.

John W. Dickey is our Executive Vice President and Co-Chief Operating Officer. Mr. J. Dickey has served as Executive Vice President since January 2000 and as Co-Chief Operating Officer since May 2007. Mr. J. Dickey joined Cumulus in 1998 and, prior to that, served as the Director of Programming for Midwestern Broadcasting from 1990 to March 1998. Mr. J. Dickey holds a Bachelor of Arts degree from Stanford University. Mr. J. Dickey is the brother of Lewis W. Dickey, Jr.

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

Risks Related to the Pending Merger

We May Be Adversely Affected if the Proposed Merger is Not Completed

There is no assurance that the merger will be completed, for reasons such as the failure of our stockholders to approve the merger, the failure of other conditions including applicable regulatory approvals, to the completion of the merger to be satisfied, or any other reasons within the control or discretion of the purchasers. In the event that the merger is not completed, we may be subject to several risks including the following: the current market price of our common stock may reflect a market assumption that the merger will occur and a failure to complete the merger could result in a decline in the market price of our common stock; management’s attention from our day to day business may be diverted; uncertainties with regards to the merger may adversely affect our relationships with our employees and customers; and we may be required to pay significant transactions costs related to the merger, including under certain circumstances, a termination fee of up to $15 million, as well as legal, accounting and other fees of the proposed buyer, up to a maximum of $7.5 million.

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

Our acquisition strategy involves numerous other risks, including risks associated with:

•	identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

•	integrating operations and systems and managing a large and geographically diverse group of stations;

•	diverting our management’s attention from other business concerns;

•	potentially losing key employees at acquired stations; and

•	diminishing number of properties available for sale in mid-size markets.

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

As of December 31, 2007, our FCC licenses and goodwill comprised 83.2% of our assets. Each year, we are required by SFAS No. 142, Goodwill and Other Intangible Assets, to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the fair market value of those assets is impaired. In 2007, we recorded impairment charges of approximately $230.6 million in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

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

As of December 31, 2007, our long-term debt, including the current portion, was $736.3 million, representing approximately 617% of our stockholders’ equity. Our credit facilities have interest and principal repayment obligations that are substantial in amount.

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

As of February 29, 2008, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, and his brother, John W. Dickey, our Executive Vice President, collectively beneficially own 6,530,620 shares, or approximately 16.3%, of our outstanding Class A Common Stock, and 2,145,561 shares, or 100%, of our outstanding Class C Common Stock, which collectively represents approximately 45.6% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management. The interests of these stockholders may differ from the interests of our other stockholders.

As of February 29, 2008, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, Banc of America SBIC, L.P., referred to as BACI, together own 1,661,818 shares, or approximately 4.5%, of our Class A Common Stock and 5,809,191 shares, or 100%, of our Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds options exercisable within 60 days of March 1, 2008 to purchase 105,000 shares of our Class A Common Stock and Robert H. Sheridan, III, one of our directors and a senior vice president and managing director with an economic interest in the general partners of both BA Capital and BACI, holds options exercisable within 60 days of March 1, 2008 to purchase 167,500 shares of our Class A Common Stock. Assuming that those options were exercised for shares of our Class A Common Stock, and giving effect to the conversion into shares of our Class A Common Stock of all shares of Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 15.6% of the total voting power of our common stock. BA Capital and BACI are both affiliates of Bank of America Corporation. BA Capital has the right to designate one member of our Board and Mr. Sheridan currently serves on our Board as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.

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

Specific facts with respect to the merger that could cause actual results to differ materially from those in forward-looking statements, certain of which are beyond our control, include:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•	the outcome of any legal proceedings that have been or may be instituted against us and others relating to the merger agreement;

•	the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the merger;

•	the failure to obtain the necessary financing arrangements set forth in commitment letters received in connection with the merger;

•	the failure of the merger to close for any other reason;

•	risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; and

•	the effect of the announcement of the merger on our customer relationships, operating results and business generally.

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

At December 31, 2007, we owned studio facilities in 9 of our 59 markets and we owned transmitter and antenna sites in 52 of our 59 markets. We lease additional studio and office facilities in 50 markets and additional transmitter and antenna sites in 42 markets. In addition, we lease corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

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

In 2005, we were subpoenaed by the Office of the Attorney General of the State of New York, as were other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. We cooperated with the Attorney General in this investigation. The investigation is still pending.

We are aware of three purported class action lawsuits related to the merger: Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, the other directors and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against us, Lew Dickey, the other directors, the sponsor, Parent and Merger Sub; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, the other directors and the sponsor.

The complaints in each of these lawsuits allege, among other things, that the merger is the product of an unfair process, that the consideration to be paid to our stockholders pursuant to the merger is inadequate, and that the defendants breached their fiduciary duties to our stockholders. The complaints further allege that we and the sponsor (and Parent and Merger Sub) aided and abetted the actions of our directors in breaching such fiduciary duties. The complaints seek, among other relief, an injunction preventing completion of the merger.

We believe that we have committed no breaches of fiduciary duties, disclosure violations or any other breaches or violations whatsoever, including in connection with the merger, the merger agreement or the proxy statement filed in connection with the merger. In addition, we have been advised that the other defendants named in the complaints similarly believe the allegations of wrongdoing in the complaints to be without merit, and deny any breach of duty to or other wrongdoing with respect to the purported plaintiff classes.

In order to resolve one of the lawsuits, we have reached an agreement along with the individual defendants in that lawsuit, without admitting any wrongdoing, pursuant to a memorandum of understanding dated November 13, 2007, to extend the statutory period in which holders of our common stock may exercise their appraisal rights and to make certain further disclosures in the proxy statement filed in connection with the merger as requested by counsel for the plaintiff in that litigation. The parties have completed confirmatory discovery and anticipate that they will cooperate in seeking dismissal of the lawsuit. Such dismissal, including an anticipated request by plaintiff’s counsel for attorneys’ fees, will be subject to court approval. We intend to vigorously defend the remaining two lawsuits.

Item 4.	Submission of Matters To a Vote of Security Holders

During the fourth quarter, October 1, 2007 through December 31, 2007, there were no matters submitted to a vote of security holders.

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

Year	High	Low

2006
First Quarter	$13.51	$11.16
Second Quarter	$12.06	$10.04
Third Quarter	$10.88	$8.79
Fourth Quarter	$11.55	$9.36
2007
First Quarter	$10.66	$9.05
Second Quarter	$10.40	$9.03
Third Quarter	$11.74	$8.36
Fourth Quarter	$10.59	$7.09
2008
First Quarter (through February 29, 2008)	$8.07	$5.00

Holders

As of February 29, 2008, there were approximately 1,190 holders of record of our Class A Common Stock, two holders of record of our Class B Common Stock and one holder of record of our Class C Common Stock. The figure for our Class A Common Stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

The following table sets forth, as of December 31, 2007, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			Number of Shares
	Number of Shares		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding
Plan Category	Warrants and Rights(a)	Warrants and Rights(b)	Column (a))(c)

Equity Compensation Plans Approved by Stockholders	7,262,812	$15.14	3,494,437
Equity Compensation Plans Not Approved by Stockholders	1,415,848	$15.21	556,401

Total	8,678,660		4,050,838

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

	Total Number	Average
	of Shares	Price Per
Period	Purchased	Share

2004	1,004,429	$14.56
2005	7,766,223	12.31
2006	14,261,000	11.56
2007	—	—

Total	22,031,652	$11.94

During the three months ended December 31, 2006 we purchased 500,000 Class A restricted shares from Lewis Dickey, Jr. per his amended employment agreement dated December 20, 2006. See footnote 11 to financial statements for further discussion.

We had no purchases of Class A common stock during the year ended December 31, 2007.

Performance Graph

The following graph compares the total stockholder return on our Class A Common Stock for the year ended December 31, 2007 with that of (1) the Standard & Poors 500 Stock Index (“S&P 500”): (2) the Nasdaq Stock Market Index the (“Nasdaq Composite”): and (3) an index comprised of radio broadcast and media companies. See note (1) below. The total return calculation set forth below assume $100 invested on December 31, 2001 with reinvestment or dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2007. The stock price performance shown in the graph below should be considered indicative of future stock price performance.

CUMULATIVE TOTAL RETURN

	December 31,
	2002	2003	2004	2005	2006	2007
Cumulus	100.00%	148.35%	101.69%	83.68%	70.06%	54.21%

S & P 500	100.00%	126.38%	137.75%	141.88%	161.20%	166.89%

NASDAQ	100.00%	150.01%	162.89%	165.13%	180.85%	198.60%

Radio Index	100.00%	117.76%	85.46%	71.99%	64.79%	44.86%

Item 6.	Selected Consolidated Financial Data

The selected consolidated historical financial data presented below has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. Our consolidated historical financial data are not comparable from year to year because of our acquisition and disposition of various radio stations during the periods covered. This data should be read in conjunction with our audited consolidated financial statements and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended December 31,
	2007	2006	2005	2004	2003

Net revenues	$328,327	$334,321	$327,402	$320,132	$281,971
Station operating expenses excluding depreciation, amortization and LMA fees	210,640	214,089	227,413	202,441	179,536
Depreciation and amortization	14,567	17,420	21,223	21,168	19,445
Gain on assets contributed to affiliate	(5,862)	(2,548)	—	—	—
LMA fees	755	963	981	3,002	1,591
Corporate general and administrative expenses (including non-cash stock compensation)	26,057	41,012	19,189	15,260	13,374
Restructuring charges (credits)	—	—	(215)	(108)	(334)
Impairment charge	230,609	63,424	264,099	—	490
Costs associated with proposed merger	2,639	—	—	—	—

Operating income (loss)	(151,078)	(39)	(205,288)	78,261	67,869
Net interest expense	(60,425)	(42,360)	(22,715)	(19,197)	(21,983)
Losses on early extinguishment of debt	(986)	(2,284)	(1,192)	(2,557)	(15,243)
Other income (expense), net	117	(98)	(239)	(699)	(924)
Income tax (expense) benefit	38,000	5,800	17,100	(25,547)	(24,678)
Equity losses in affiliate	(49,432)	(5,200)	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(223,804)	(44,181)	(212,334)	30,261	5,041
Cumulative effect of a change in accounting principle, net of tax		—	—	—	—

Net income (loss)	(223,804)	(44,181)	(212,334)	30,261	5,041
Preferred stock dividends, deemed dividends, accretion of discount and redemption premium		—	—	—	1,908
Net income (loss) attributable to common stockholders	$(223,804)	$(44,181)	$(212,334)	$30,261	$3,133
Basic income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$(5.18)	$(0.88)	$(3.17)	$0.44	$.05
Cumulative effect of a change in accounting principle		—	—	—	—

Basic income (loss) per common share	$(5.18)	$(0.88)	$(3.17)	$0.44	$.05
Diluted income (loss) per common share:
Income (loss) per common share before the cumulative effect of a change in accounting principle	$(5.18)	$(0.88)	$(3.17)	$0.43	$.05
Cumulative effect of a change in accounting principle		—	—	—	—

Diluted income (loss) per common share	$(5.18)	$(0.88)	$(3.17)	$0.43	$.05
OTHER FINANCIAL DATA:
Station Operating Income(1)	$117,687	$120,232	$99,989	$117,691	$102,435
Net cash provided by operating activities	46,057	65,322	78,396	75,013	45,877
Net cash used in investing activities	(29)	(19,217)	(92,763)	(28,757)	(146,669)
Net cash provided by/(used in) financing activities	(16,134)	(48,430)	(12,472)	(21,016)	47,132
BALANCE SHEET DATA:
Total assets	$1,060,542	$1,333,147	$1,405,600	$1,616,397	$1,477,630
Long-term debt (including current portion)	736,300	751,250	569,000	482,102	487,344
Preferred stock subject to mandatory redemption	—	—	—	—	—
Total stockholders’ equity	119,278	337,007	587,043	884,964	792,934

(1)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.

(2)	We recorded certain immaterial adjustments to the 2006 and 2005 consolidated financial data. See Note 1 to our 2007 Consolidated Financial Statements appearing elsewhere in the document.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Agreement and Plan of Merger

On July 23, 2007, we agreed to be acquired by investor group consisting of Lewis W. Dickey Jr., who also serves as our Chairman, President and Chief Executive Officer, his brother John W. Dickey, who also serves as our Executive Vice President and Co-Chief Operating Officer, certain other members of their family and MLGPE Fund US Alternative, L.P., an affiliate of Merrill Lynch Global Private Equity. The consummation of the merger is subject to shareholder approval, FCC approval, waiver of certain conditions related to affiliates of Merrill Lynch & Co. Inc. and other customary closing conditions. For a summary of this transaction, see Item 1 above.

Overview of 2007

The advertising environment for 2007 lagged behind 2006. The RAB has reported that trends in radio advertising revenue mirrored fluctuations in the current economic environment yielding mixed results over the last three years. In 2007, advertising revenues decreased 2.0%, the first decline in growth in six years after increasing 1% in 2006 and remaining flat in 2005. However, our performance in 2007 outpaced the industry with total pro forma net revenues decreasing by only 0.7% (see the explanation of our calculation of our pro forma results and a reconciliation of pro forma results to our historical results under “—Results of Operations”). Our local and other revenue remained stable in 2007 as pro forma local net revenues declined slightly by 0.5%. While for 2007, our pro forma net national revenues were down 2.1% versus the prior year.

In May 2005, we switched national sales representation firms to Katz Media Group. Since the switch, we have seen improvements in our national revenue stream, attributable to the systems and resources employed by Katz. We believe that as our relationship with Katz continues, we will be able to achieve greater improvement in our national revenue stream.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that we believe will increase our share price. The compression of publicly traded radio broadcast company multiples since 2005, combined with a market for privately held radio stations that did not see a corresponding multiples compression, translated to minimal acquisition activity for us in 2007. Given the lack of suitable acquisition opportunities in 2004 and 2005, our Board authorized us to purchase an aggregate of $200 million in shares of our Class A Common Stock, within the limits set forth under our then-existing credit agreement and over a time frame that would mitigate any factors that would otherwise increase our leverage levels. In addition, in 2006 we completed a Board-approved recapitalization that included a “modified Dutch auction” tender offer for 11.5 million shares of our outstanding Class A Common Stock and a related purchase of 5.0 million shares of our outstanding Class B Common Stock.

In June 2007, the Company entered into an amendment to its existing credit agreement, dated June 7, 2006, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Amended Credit Agreement.” The Amended Credit Agreement provides for a replacement term loan facility in the aggregate principal amount of $750.0 million, which replaces the prior term loan facility that had an outstanding balance of approximately $713.9 million at the time of refinancing, and maintains the pre-existing $100.0 million revolving credit facility.

As of December 31, 2007, the effective interest rate on the borrowings pursuant to the new credit facility was approximately 7.3%. As of December 31, 2007, our average cost of debt, including the effects of our derivative positions, was 6.6%. We remain committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations.

Our Business

We engage in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. In addition, we, along with three private equity firms, formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. The acquisition included 33 radio stations in 8 markets. As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the third largest radio broadcasting company based on net revenues. As of December 31, 2007, directly and through our investment in CMP, we owned or operated 343 stations in 66 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to one additional station. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements.

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

The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $17.9 million in 2007, $19.0 million in 2006, and $18.2 in 2005. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 88% of our total revenues in 2007 and 2006, and 89% in 2005.

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

Results of Operations:

Analysis of Consolidated Statements of Operations.  The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows:

	Year Ended December 31,			Percent Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net revenues	$328,327	$334,321	$327,402	(1.8)%	2.1%
Station operating expenses excluding depreciation, amortization and LMA fees	210,640	214,089	227,413	(1.6)%	(5.9)%
Depreciation and amortization	14,567	17,420	21,223	(16.4)%	(17.9)%
Gain on assets contributed to affiliate	(5,862)	(2,548)	—	130.1%	**
LMA fees	755	963	981	(21.6)%	(1.8)%
Corporate general and administrative expenses (includes non-cash stock compensation)	26,057	41,012	19,189	(36.5)%	113.7%
Restructuring charges (credits)	—	—	(215)	**	**
Impairment charge	230,609	63,424	264,099	263.6%	(76.0)%
Costs associated with proposed merger	2,639	—	—	**	**

Operating (loss)	(151,078)	(39)	(205,288)	387279.5%	(100.0)%
Net interest expense	(60,425)	(42,360)	(22,715)	42.6%	86.5%
Losses on early extinguishment of debt	(986)	(2,284)	(1,192)	(56.8)%	91.6%
Other income (expense), net	117	(98)	(239)	(220.4)%	59.0%

Total nonoperating expense, net	(61,294)	(44,742)	(24,146)	37.0%	85.3%
Income tax benefit (expense)	38,000	5,800	17,100	555.2%	(66.1)%
Equity loss in affiliate	(49,432)	(5,200)	—	850.6%	**

Net (loss)	(223,804)	(44,181)	(212,334)	406.6%	79.2%
Net (loss) attributable to common stockholders	$(223,804)	$(44,181)	$(212,334)	406.6%	79.2%

**	Calculation is not meaningful.

(1)	We recorded certain immaterial adjustments to the 2006 and 2005 consolidated financial data. See Note 1 to our 2007 Consolidated Financial Statements appearing elsewhere in the document.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2007, 2006 and 2005 have been presented on a historical basis. Additionally, for net revenue, operating expenses, and Station Operating Income, we have included our management’s discussion and analysis of results of operations on a pro forma basis.

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Net Revenues.  Net revenues for the 12 months ended December 31, 2007 decreased $6.0 million to $328.3 million, a 1.8% decrease from the same period in 2006, primarily as a result of the contribution of our Houston and Kansas City stations to CMP, coupled with a decline in political advertising revenue.

In addition, on a same station basis, which excludes the results of the stations contributed to CMP, net revenues for the 12 months ended December 31, 2007 decreased $2.7 million to $328.3 million, a decrease of 0.8% from the same period in 2006. Same station operating income decreased $2.3 million, a decrease of 1.9% from the same period in 2006, primarily due to decreased political revenues.

Station Operating Expenses, excluding Depreciation, Amortization, LMA Fees and Non-cash Contract Termination Costs.  Station operating expenses decreased $3.5 million to $210.6 .million, a decrease of 1.6% over the same period in 2006. This decrease is primarily attributable to the contribution of our Houston and Kansas City stations to CMP.

In addition, on a same station basis, for the 336 stations in 64 markets operated for at least a full year, station operating expenses excluding depreciation, amortization, LMA fees and non-cash contract termination costs decreased $0.4 million, or 0.2%, to $210.6 million for the year ended December 31, 2007 compared to $211.0 million for the year ended December 31, 2006. The decrease in same station operating expenses is primarily attributable to general decreases across our station platform.

Corporate, General and Administrative Expenses.  Corporate operating expenses for the 12 months ended December 31, 2007 decreased $15.0 million over the comparative period in 2006 due primarily to a decrease in non-cash stock compensation of $15.2 million.

Depreciation and Amortization.  Depreciation and amortization decreased $2.8 million, or 16.4%, to $14.6 million for the year ended December 31, 2007 compared to $17.4 million for the year ended December 31, 2006.

LMA Fees.  LMA fees totaled $0.8 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. LMA fees in the current year were comprised primarily of fees associated with LMAs in Cedar Rapids, Iowa, Muskegon, Michigan, and a station operated under a JSA in Nashville, Tennessee.

Impairment Charge.  SFAS No. 142 requires us to review the recorded values of our FCC broadcast licenses and goodwill for impairment on an annual basis. We recorded total impairment charges of $230.6 million in order to reduce the carrying value of certain broadcast licenses and goodwill.

The fair market values of our broadcast licenses and reporting units were determined primarily by using a discounted cash flows approach. We also utilized a market value approach, which included applying current acquisition multiples to broadcast cash flows, in order to validate our results. Several factors and variables contributed to the decrease in the fair market value of certain of our intangible assets, including long-term overall compression in acquisition multiples across the industry.

Other Expense (Income).  Interest expense, net of interest income, increased by $18.1 million, or 42.6%, to $60.4 million for the year ended December 31, 2007 compared to $42.4 million for the year ended December 31, 2006. This increase was primarily due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current year. The following summary details the components of our interest expense, net of interest (income) (dollars in thousands).

	Year Ended
	December 31,		Increase/
	2007	2006	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$54,446	$47,124	$7,322
Bank borrowings yield adjustment — interest rate swap	(5,528)	(5,594)	66
Bank Borrowings-Adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	(407)	407
Change in the fair value of interest rate swap and option agreement	13,039	(1,107)	14,146
Other interest expense	(868)	3,069	(3,937)
Interest income	(664)	(725)	61

Interest expense, net	$60,425	$42,360	$18,065

Losses on Early Extinguishment of Debt.  Losses on early extinguishments of debt totaled $1.0 million for the year ended December 31, 2007 as compared with $2.3 million for the year ended December 31, 2006. Losses in the current year are comprised of previously capitalized loan origination expenses. In connection with the new credit facility, we capitalized approximately $1.0 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.

Income Tax Expense.  We recorded a tax benefit of $38.0 million as compared with a $5.8 million benefit during the prior year. The income tax benefit in both periods is primarily due to the impairment charge on intangible assets.

Station Operating Income.  As a result of the factors described above, Station Operating Income decreased $2.5 million to $117.7 million, a decrease of 2.1% from the same period in 2006.

The following table reconciles Station Operating Income to Operating income (loss) as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,
	2007	2006

Operating income (loss)	$(151,078)	$(39)
Gain on assets sold/transferred to affiliate	(5,862)	(2,548)
Non cash stock compensation	9,212	24,447
LMA fees	755	963
Depreciation and amortization	14,567	17,420
Corporate general and administrative	16,845	16,565
Impairment charge	230,609	63,424
Cost associated with proposed merger	2,639	—

Station Operating Income	$117,687	$120,232

Intangible Assets.  Intangible assets, net of amortization, were $881.9 million and $1.1 billion as of December 31, 2007 and 2006, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to a $230.6 million impairment charge taken for the year ended December 31, 2007, in connection with our pending merger and annual impairment evaluation of intangible assets.

Pro Forma — Year Ended December 31, 2007 versus Year Ended December 31, 2006

The pro forma results for 2007 compared to 2006 presented below exclude the results of the stations contributed to CMP for the period January 1, 2006 through May 4, 2006. The pro forma analysis presented below also excludes the performance of our non-radio subsidiary Broadcast Software International, Inc., referred to as BSI. BSI is our only non-radio broadcasting subsidiary and engages primarily in the sale of a software product utilized solely by the radio broadcasting industry. The entity’s results were excluded primarily due to its immateriality and in order to provide our stockholders with standalone results of our core business: radio broadcasting. For the year ended December 31, 2007, BSI accounted for approximately .05% of our consolidated net revenue (see also the table below for a reconciliation of GAAP results to pro forma results for these periods) (dollars in thousands).

	Year Ended December 31,
	2007	2006

Net revenues	$326,517	$328,802
Station operating expenses excluding non-cash contract termination costs, depreciation and amortization and LMA fees	209,050	209,199

Station Operating Income	$117,467	$119,603

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Historical	Adjustments	Pro Forma	Historical	Adjustments	Pro Forma
	GAAP	(1)(2)	Results	GAAP	(3)(4)	Results

Net revenue	$328,327	$(1,810)	$326,517	$334,322	$(5,520)	$328,802
Station operating expenses excluding depreciation and amortization and LMA fees	210,640	(1,590)	209,050	214,089	(4,890)	209,199

Station Operating Income(5)	$117,687	$(220)	$117,467	$120,233	$(630)	$119,603

(1)	Reflects the elimination of revenues from BSI of $1,810.

(2)	Reflects the elimination of operating expenses from BSI of $1,590

(3)	Reflects the elimination of revenues from BSI of $1,892 and from stations contributed to CMP totaling $3,628.

(4)	Reflects the elimination of operating expenses from BSI of $1,576 and from CMP totaling $3,314.

(5)	See the preceding quantitative reconciliation of Station Operating Income to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Pro forma net revenues exclude the results of the stations contributed to CMP, for the period January through May, 2006. Pro forma net revenues for the twelve months ended December 31, 2007 decreased by $2.3 million to $326.5 million, a 0.7% decline from the same period in 2006, due to a general decrease in sales across our station platform. Pro forma station operating income decreased 1.8% from the same period in 2006.

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Net Revenues.  Net revenues for the 12 months ended December 31, 2006 increased $6.9 million to $334.3 million, a 2.1% increase from the same period in 2005, primarily as a result of organic growth over our existing station platform, partially offset by the contribution of our Houston and Kansas City stations to CMP on May 3, 2006.

In addition, on a same station basis, which excludes the results of the stations contributed to CMP, for the period May through December 31, 2005, net revenues for the 12 months ended December 31, 2006 increased $13.5 million to $334.3 million, an increase of 4.2% from the same period in 2005, due to organic growth across the station platform. Pro forma station operating income increased 6.0% from the same period in 2005.

Station Operating Expenses, excluding Depreciation, Amortization, LMA Fees and Non-cash Contract Termination Costs.  Station operating expenses decreased $13.3 million to $214.1 million, a decrease of 5.9% over the same period in 2005. This decrease is attributable to the contribution of our Houston and Kansas City stations to CMP.

In addition, on a same station basis, for the 307 stations in 58 markets operated for at least a full year, station operating expenses excluding depreciation, amortization, LMA fees and non-cash contract termination costs increased $0.2 million, or 0.1%, to $214.1 million for the year ended December 31, 2006 compared to $213.8 million for the year ended December 31, 2005. The increase in same station operating expenses is primarily attributable to general increases across our station platform.

Corporate, General and Administrative Expenses.  Corporate operating expenses for the 12 months ended December 31, 2006 have increased over the comparative period in 2005 due primarily to increased personnel costs associated with the management of CMP partially offset by a decline in professional fees. In addition non-cash stock compensation increased $21.3 million.

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

The fair market values of our broadcast licenses and reporting units were determined primarily by using a discounted cash flows approach. We also utilized a market value approach, which included applying current acquisition multiples to broadcast cash flows, in order to validate our results. Several factors and variables contributed to the decrease in the fair market value of certain of our intangible assets, including long-term overall compression in acquisition multiples across the industry.

Other Expense (Income).  Interest expense, net of interest income, increased by $19.6 million, or 86.5%, to $42.4 million for the year ended December 31, 2006 compared to $22.7 million for the year ended December 31, 2005. This increase was primarily due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current year, principally the result of the stock repurchase program. The following summary details the components of our interest expense, net of interest (income) (dollars in thousands).

	Year Ended
	December 31,		Increase/
	2006	2005	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$47,124	$26,728	$20,396
Bank borrowings yield adjustment — interest rate swap	(5,594)	(3,880)	(1,714)
Bank Borrowings-Adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	(407)	—	(407)
Change in the fair value of interest rate option agreement	(1,107)	(31)	(1,076)
Other interest expense	3,069	999	2,070
Interest income	(725)	(1,101)	376

Interest expense, net	$42,360	$22,715	$19,645

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

The following table reconciles Station Operating Income to Operating income (loss) as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,
	2006	2005

Operating income (loss)	$(39)	$(205,288)
Gain on assets sold/transferred to affiliate	(2,548)	—
Non cash stock compensation	24,447	3,121
Restructuring charges (credits)	—	(215)
LMA fees	963	981
Depreciation and amortization	17,420	21,223
Corporate general and administrative	16,565	16,068
Non cash contract termination costs	—	13,571
Impairment charge	63,424	264,099

Station Operating Income	$120,232	$113,560

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

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31,
	2006	2005

Net revenues	$328,802	$318,937
Station operating expenses excluding non-cash contract termination costs, depreciation and amortization and LMA fees	209,199	205,750

Station Operating Income	$119,603	$113,187

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Historical	Adjustments	Pro Forma	Historical	Adjustments	Pro Forma
	GAAP	(1)(2)	Results	GAAP	(3)(4)	Results

Net Revenues	334,322	(5,520)	328,802	327,402	(8,465)	318,937
Station operating expenses excluding depreciation and amortization and LMA fees	214,089	(4,890)	209,199	227,413	(21,663)	205,750

Station Operating Income(5)	120,233	(630)	119,603	99,989	13,198	113,187

(1)	Reflects the elimination of revenues from BSI of $1,892 and from stations contributed to CMP totaling $3,628.

(2)	Reflects the elimination of operating expenses from BSI of $1,576 and from stations contributed to CMP totaling $3,314.

(3)	Reflects the elimination of revenues from BSI of $1,849 and transfer of Houston and Kansas City to CMP $6,616.

(4)	Reflects the elimination of operating expenses from BSI of $1,654, elimination of non-cash contract termination costs of $13,571, and stations transferred to CMP $6,438.

(5)	See the preceding quantitative reconciliation of Station Operating Income to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Pro forma net revenues exclude the results of the stations contributed to CMP, for the period May through December, 2005. Net revenues for the twelve months ended December 31, 2006 increased $9.9 million to $328.8 million, an increase of 3.1% from the same period in 2005, due to organic growth across our station platform. Pro forma station operating income increased 5.7% from the same period in 2005.

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

Liquidity and Capital Resources

On July 23, 2007, we entered into a Merger Agreement with Parent and Merger Sub. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent.

It is anticipated that the funds necessary to consummate the merger and related transactions will be funded by new or existing credit facilities and equity financing arranged by Parent. Our capitalization, liquidity and capital resources will change substantially if the merger is approved by our stockholders and is consummated. Upon the closing of the merger, we will be highly leveraged. Our liquidity requirements will be significant, primarily due to debt service requirements and financing costs relating to the indebtedness expected to be incurred in connection with the closing of the refinancing transactions.

We have also agreed that, until the completion of the merger, except as expressly contemplated or permitted by the merger agreement, required by applicable law or consented to in writing by Parent (which consent may not be unreasonably withheld, conditioned or delayed), we will not, and will not permit any of our subsidiaries to:

•	except in the ordinary course of business with respect to departing employees or in connection with cashless exercises pursuant to our stock incentive plans, declare or pay any dividend, or make any other distribution on, or directly or indirectly redeem, purchase or otherwise acquire or encumber, any shares of our capital stock or other equity interests or any securities or obligations convertible into or exchangeable for any shares of our capital stock or other equity interests;

•	purchase, sell, lease, license, transfer, mortgage, abandon, encumber or otherwise subject to a lien or otherwise dispose of, in whole or in part, any properties, rights or assets having a value in excess of $500,000 individually or $2,500,000 in the aggregate, other than in the ordinary course of business;

•	make any capital expenditures in any fiscal year (other than those provided for in our budget) in excess of $500,000, in the aggregate;

•	become liable for or guarantee any indebtedness, capital lease obligation, or any “keep well” or other agreement to maintain any financial statement of another person, or modify or refinance any existing indebtedness, in excess of $1,500,000 in any transaction or series of related transactions, or in excess of $5,000,000 in the aggregate for such indebtedness, except under specified exceptions or in the ordinary course of business and consistent with past practice;

•	make or agree to make any investment in excess of $1,500,000 individually or $5,000,000 in the aggregate in CMP, except as may be required under certain pre-existing contracts;

•	make or agree to make any acquisition of another person or business in excess of $2,500,000 individually or $10,000,000 in the aggregate or in any entity that holds, or has an attributable interest in, any license, authorization, permit or approval issued by the FCC if such acquisition or investment would reasonably be expected to delay, impede or prevent receipt of the consent by the FCC to the merger;

•	other than in the ordinary course of business, enter into any new lease or amend the terms of any existing lease of real property that would require payments over the remaining term of such lease in excess of $500,000 individually or $2,500,000 in the aggregate (excluding any renewal terms);

•	take any action that is intended to result in any of the conditions to effecting the merger becoming incapable of being satisfied; or

•	authorize, agree or commit to do any of the foregoing.

Historically, our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A Common Stock, and interest and debt service payments. The following table summarizes our historical funding needs for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Acquisitions and purchase of intangible assets	$975	$12,577	$84,096
Capital expenditures	4,789	9,211	9,315
Repurchases of common stock	104	224,040	95,739
Repayments of bank borrowings	764,950	637,500	560,102
Interest payments	54,887	45,623	22,684

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

In December 2004, we purchased 240 perpetual licenses from iBiquity, which will enable us to convert to and utilize iBiquity’s HD Radiotm technology on up to 240 of our stations. Under the terms of the agreement with iBiquity, we will convert certain of our stations over a seven-year period. We anticipate that the average cost to convert each station will be between $130,000 and $150,000.

Our principal sources of funds for these requirements have been cash flow from operations and cash flow from financing activities, such as the proceeds from borrowings under credit facilities. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our future capital needs, and operations and debt service for the next twelve months. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or audience tastes, and borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs. See Item I.A. “Risk Factors.”

Cash Flows from Operating Activities.

	2007	2006	2005

Net cash provided by operating activities	$46,057	$65,322	$78,396

Net cash provided by operating activities decreased by approximately $19.3 million or 29.5% for the year ended December 31, 2007. Excluding non-cash items, we generated comparable levels of operating income for 2007 as compared with the prior years. As a result, the decrease in cash flows from operations was primarily attributable to the timing of certain payments.

Cash Flows from Investing Activities.

	2007	2006	2005

Net cash provided by investing activities	$(29)	$(19,217)	$(92,763)

Net cash used in investing activities decreased $19.2 million, for the year ended December 31, 2007. The decrease is due to the absence, in the current-year period of acquisitions and the purchases of intangible assets, $6.0 million of proceeds from the sale of assets and a $4.4 million reduction of capital expenditures. For the year ended December 31, 2006, net cash used in investing activities decreased $73.6 million, to $19.2 million, from $92.8 million for the year ended December 31, 2005. For fiscal 2005, we invested approximately $84.1 million in station acquisitions and the purchase of certain broadcast licenses in its Houston, Texas market.

Cash Flows from Financing Activities.

	2007	2006	2005

Net cash provided by financing activities	$(16,134)	$(48,834)	$(12,472)

For the year ended December 31, 2007 net cash used in financing activities decreased $32.7 million, due to a decrease in costs associated with share repurchases offset by a decrease in net proceeds from the 2007 refinancing as compared to the 2006 refinancing. During 2006, net cash used in financing activities increased $36.3 million. Primarily due to the repurchase of 14,261,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock, offset by an increase in borrowings under a new credit facility primarily used to fund these repurchases. During 2005 net cash used in financing related primarily to $95.7 million paid to repurchase 7,766,223 shares of our Class A Common Stock, offset by net borrowings under our credit facilities of $86.9 utilized to fund acquisitions and the share repurchases.

Historical Acquisitions and Dispositions.

Completed Acquisitions

We did not complete any acquisitions during 2007.

  Pending Acquisitions.  As of December 31, 2007, we had pending a swap transaction pursuant to which it would exchange one of its Fort Walton Beach, Florida radio stations, WYZB-FM, for another owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC the applications were challenged by Qantum Communications, who has some radio stations in the market and complained to the FCC that the swap would give us an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida against the current owner of WTKE-FM, and secured a court decision that would require the sale of the station to Qantum instead of us. Although that decision is still subject to appeal, there is a possibility that we will be unable to consummate the exchange it had proposed with the seller.

As of December 31, 2007, we had pending a swap transaction pursuant to which it would exchange its Canton, OH Station, WRQK-FM , for eight stations owned by Clear Channel in Ann Arbor, Michigan (WTKA-AM, WLBY-AM, WWWW-FM, WQKL-FM) and Battle Creek, Michigan (WBFN-AM, WBCK-FM, WBCK-AM and WBXX-FM). Two of the AM stations in Battle Creek, WBCK-AM and WBFN-AM, will be disposed of by the Company simultaneously with the closing of the swap transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM will be placed in a trust for the sale of the station to an unrelated third party and WBFN-AM will be transferred to Family Life Broadcasting System.

Completed Dispositions

On November 20, 2007, we completed the sale of our Caribbean stations to Gem Radio 5 Limited which purchased all the operations of our Caribbean stations for $6.0 million. The transaction resulted in the recognition of a gain of approximately $5.9 million. We recorded the gain within continuing operations within our consolidated statement of operations for the year ended December 31, 2007. The below table contains certain operating data related to the stations sold for the periods presented (the total net assets approximated $0.1 million for these stations):

	2007	2006	2005

Net revenue	$1,764	$1,918	$1,687
Total expense	1,338	1,396	1,281

Operating income	$426	$522	$406

Sources of Liquidity.  On June 11, 2007, the Company entered into an amendment to its existing credit agreement, dated June 7, 2006, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Amended Credit Agreement.”

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

In May 2005, we entered into a forward-starting interest rate swap agreement that became effective in March 2006, following the termination of our previous swap agreement. This swap agreement effectively fixes the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009. As of December 31, 2007, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.325%; inclusive of the May 2005 Swap, the effective interest rate was 6.6%. At December 31, 2006, our effective interest rate, including the fixed component of the swap, on loan amounts outstanding under our credit facility was 6.8%.

Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Amended Credit Agreement) and upon the sale of certain assets.

The representations, covenants and events of default in the Amended Credit Agreement are customary for financing transactions of this nature. Events of default in the Amended Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Amended Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Amended Credit Agreement and the ancillary loan documents as a secured party. As of December 31, 2007, the Company was in compliance with all financial and non-financial covenants.

On March 13, 2008, we entered into a second amendment to the Amended Credit Agreement to, among other things, (i) amend the definition of “Change of Control” to specify that the transactions contemplated by the Merger Agreement shall not constitute a Change of Control; (ii) specify that no payment contemplated by the Merger Agreement, including the merger consideration, shall constitute a “Restricted Payment” as defined in the Amended Credit Agreement; (iii) modify certain financial and other covenants, including those related to mandatory prepayment based on cash flows and allowable total leverage ratios; (iv) modifies certain elements of the collateral required to be pledged to secure the Company’s obligations under the Amended Credit Agreement to exclude voting stock of the Company and its subsidiaries under certain circumstances; (v) provide for an increase to the interest rates for the loans under the Amended Credit Agreement by 0.75% per year; (vi) provide that the Company will not make any revolving loan borrowings under the Amended Credit Agreement for the purpose of making any payment contemplated by the Merger Agreement, including, without limitation, payment of the merger consideration; (vii) eliminate the incremental facilities currently provided for in the existing credit agreement; and (viii) require the Company to pay an amendment fee of 2% of the revolver loan commitment and outstanding balance on term loans to those lenders under the Amended Credit Agreement who consented to the amendments. Each of the foregoing amendments and agreements shall be effective should we issue a written notice to the administrative agent specifying such effectiveness, which we may only so specify on the date of the consummation or substantial consummation of the transactions contemplated by the Merger Agreement.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and trends. We review our allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectability. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Although our management believes that the allowance for doubtful accounts is our best estimate of the amount of probable credit losses, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, Goodwill and other Intangible Assets, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. For 2004, we reviewed the fair market value of our broadcast licenses and goodwill and determined that their fair value exceeded their carrying amount and, as such, did not record an impairment charge. During 2007, 2006, and 2005, we recorded impairment charges of approximately $230.6, $63.4, and $264.1 million, respectively in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of December 31, 2007, we have $881.9 million in intangible assets and goodwill, which represent approximately 83% of our total assets.

The fair market value of our broadcast licenses and reporting units, for purposes of our annual impairment tests, was derived primarily by using a discounted cash flows approach. The fair market values derived include assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair market value of goodwill are based on currently available data and our management’s best estimates and, accordingly, a change in market conditions or other factors could have a significant effect on the estimated value. A future decrease in the fair market value of broadcast licenses or goodwill in a market could result in additional impairment charges.

In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have established a valuation allowance of approximately $170 million as of December 31, 2007 based on our assessment of whether it is more likely than not these deferred tax assets will be realized. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2007 (dollars in thousands):

Payments Due By Period

		Less Than	2 to 3	4 to 5	After 5
Contractual Cash Obligations:	Total	1 Year	Years	Years	Years

Long-term debt(1)(2)	$736,300	$13,490	$14,800	$14,800	$693,210
Operating leases	48,175	8,751	13,360	9,029	17,025
Digital radio capital obligations(3)	27,560	1,000	8,360	10,400	7,800
Other operating contracts(4)	23,614	10,143	11,311	2,160	—

Total Contractual Cash Obligations	$835,649	$33,384	$47,831	$36,399	$718,035

(1)	Under our credit agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at December 31, 2007, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $309.6 million of interest on borrowings through June 2014 ($53.6 million due in less than one year, $105.6 million due in years two and three, $103.4 million due in years four and five and $47.0 million due after five years).

(3)	Amount represents the estimated capital requirements to convert 212 of our stations to a digital broadcasting format in future periods.

(4)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations that include all significant terms. In addition, amounts include $2.5 million of station acquisition purchase price that was deferred beyond the closing of the transaction and that is being paid monthly over a 5-year period and also includes employment contract with CEO, Mr. L. Dickey.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2007.

Accounting Pronouncements

See note 1 in the accompanying notes to the audited financial statements.

Intangibles

As of December 31, 2007, approximately 83.2% of our total assets consisted of intangible assets, such as radio broadcast licenses and goodwill, the value of which depends significantly upon the operational results of our business. We could not operate the radio stations without the related FCC license for each station. FCC licenses are renewed every eight years; consequently, we continually monitor the activities of our stations to ensure they comply with all regulatory requirements.

Historically, all of our licenses have been renewed at the end of their respective eight-year periods, and we expect that all licenses will continue to be renewed in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2007, 45.7% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2007 average interest rate under these borrowings, it is estimated that our 2007 interest expense and net income would have changed by $7.4 million. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $336.3 million of borrowings outstanding at December 31, 2007 that are not subject to the interest rate swap and assuming a one percentage point change in the 2007 average interest rate under these borrowings, it is estimated that our 2007 interest expense and net income would have changed by $3.4 million.

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

Foreign Currency Risk

As a result of the sale of our two foreign subsidiaries, consummated on November 20, 2007, we no longer measure any of our operations in foreign currencies. As a result, our financial results are no longer subject to factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we had operations.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of December 31, 2007.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The

Company’s management has concluded that, as of December 31, 2007, its internal control over financial reporting is effective based on these criteria.

KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2007, which is included in Item 9A(d).

Lewis W. Dickey, Jr.	Martin R. Gausvik

Chairman, President, Chief Executive Officer and Director	Executive Vice President, Treasurer and Chief Financial Officer

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cumulus Media, Inc.:

We have audited Cumulus Media, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cumulus Media Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, as set forth in Item 9A(b) on the Company’s Annual Report on Form 10K for the year ended December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cumulus Media, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cumulus Media, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
March 17, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The required information with regard to our executive officers is contained in Part I of this report. In accordance with General Instruction G. (3) of Form 10-K, the registrant intends to file the remaining information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.	Executive Compensation

In accordance with General Instruction G. (3) of Form 10-K, the registrant intends to file the information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

The required information regarding securities authorized for issuance under our executive compensation plans is contained in Part II of this report. In accordance with General Instruction G. (3) of Form 10-K, the registrant intends to file the remaining information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G. (3) of Form 10-K, the registrant intends to file the information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accountant Fees and Services

In accordance with General Instruction G. (3) of Form 10-K, the registrant intends to file the information required by this Item pursuant to an amendment to this annual report on Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

(a) (3) Exhibits.

2.1	Agreement and Plan of Merger, dated as of July 23, 2007, by and among Cloud Acquisition Corporation, Cloud Merger Corporation and Cumulus Media Inc. (incorporated herein by reference to Exhibit 2.1 of our current report on Form 8-K, filed on July 23, 2007).
3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended (incorporated herein by reference to Exhibit 3.1 of our annual report of Form 10-K, for the year ended December 31, 2006).
3.2	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 of our annual report on Form 10-K, for the year ended December 31, 2004).
4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed on August 2, 2002).
4.2	Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 4.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
4.3	Shareholder Agreement, dated as of the March 28, 2002, by and between BancAmerica Capital Investors SBIC I, L.P. and Cumulus Media Inc. (incorporated herein by reference to Exhibit(d)(3) of our Schedule TO-I, filed on May 17, 2006).
4.4	Voting Agreement, dated July 23, 2007, by and among Cloud Acquisition Corporation, Cumulus Media Inc., Lewis W. Dickey, Jr., John W. Dickey, Michael W. Dickey, David W. Dickey and Lewis W. Dickey, Sr. (incorporated by reference to Exhibit 2.3 of the Company’s current report on Form 8-K, filed on July 23, 2007).
4.5	Voting Agreement, dated July 23, 2007, by and among the Cumulus Media Inc., BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P. (incorporated by reference to Exhibit 2.4 to the Company’s Form 8-K, filed on July 23, 2007).
10.1	Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849).
10.2	Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849).
10.3	Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.4	Cumulus Media Inc. 1999 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.5	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538)).
10.6	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on April 15, 2003 (Commission File No. 333-104542)).
10.7	Amended and Restated Cumulus Media 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A of our proxy statement on Schedule 14A, , filed on April 13, 2007 (Commission File No. 333-118047)).
10.8	Restricted Stock Award, dated April 25, 2005, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on April 29, 2005).
10.9	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K, filed on April 29, 2005).
10.10	Third Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on December 22, 2006).
10.11	Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).

10.12		Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.13		Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.14		Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.15		Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on February 7, 2002).
10.16		Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2002).
10.17		Credit Agreement, dated as of June 7, 2006, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to 10.1 of our current report on Form 8-K, filed on June 8, 2006).
10.18		Guarantee and Collateral Agreement, dated as of June 15, 2006, among the Cumulus Media Inc., its Subsidiaries identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2006.
10.19		Amendment No. 1 to Credit Agreement, dated as of June 11, 2007, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to 10.1 of our current report on Form 8-K, filed on June 15, 2007).
21	.1*	Subsidiaries of Cumulus Media Inc.
23	.1*	Consent of KPMG LLP.
31	.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Exhibits. See Item 15(a)(3).

(c) Financial Statement Schedules.  Schedule II — Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008

CUMULUS MEDIA INC.

By	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 17, 2008

/s/ Martin R. Gausvik Martin R. Gausvik	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Ralph B. Everett Ralph B. Everett	Director	March 17, 2008

Holcombe T. Green, Jr.	Director

/s/ Eric P. Robison Eric P. Robison	Director	March 17, 2008

/s/ Robert H. Sheridan, III Robert H. Sheridan, III	Director	March 17, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Page in
this
Report

(1) Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6
Notes to Consolidated Financial Statements	F-7
(2) Financial Statement Schedule
Schedule I: Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cumulus Media, Inc.:

We have audited the accompanying consolidated balance sheets of Cumulus Media, Inc. (the Company) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule for the years ended December 31, 2007, 2006, and 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Atlanta, Georgia
March 17, 2008

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Dollars in thousands, except for share data)

	2007	2006

Current assets:
Cash and cash equivalents	$32,286	$2,392
Accounts receivable, less allowance for doubtful accounts of $1,839 and $1,942, respectively	52,496	55,013
Prepaid expenses and other current assets	5,835	5,477

Total current assets	90,617	62,882
Property and equipment, net	61,735	71,474
Intangible assets, net	783,638	934,140
Goodwill	98,300	176,791
Investment in affiliate	22,252	71,684
Other assets	4,000	16,176

Total assets	$1,060,542	$1,333,147

Current liabilities:
Accounts payable and accrued expenses	$23,916	$30,826
Current portion of long-term debt	13,490	7,500

Total current liabilities	37,406	38,326
Long-term debt	722,810	743,750
Other liabilities	18,158	17,020
Deferred income taxes	162,890	197,044

Total liabilities	$941,264	$996,140

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 shares issued or outstanding in both 2007 and 2006 and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued or outstanding in both 2007 and 2006	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 59,468,086 and 58,850,286 shares issued and 37,101,154 and 35,318,634 shares outstanding in 2007 and 2006, respectively	595	588
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 and 6,630,759 shares issued and outstanding in 2007 and 2006, respectively	58	66
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2007 and 2006	6	6
Treasury stock, at cost, 22,366,932 and 23,531,652 shares in 2007 and 2006, respectively	(267,084)	(282,194)
Accumulated other comprehensive income	4,800	6,621
Additional paid-in-capital	971,267	978,480
Accumulated deficit	(590,364)	(366,560)

Total stockholders’ equity	119,278	337,007

Total liabilities and stockholders’ equity	$1,060,542	$1,333,147

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006, and 2005
(Dollars in thousands, except for share and per share data)

	2007	2006	2005

Broadcast revenues	$324,327	$331,691	$327,402
Management fee revenues from affiliate	4,000	2,630	—

Net revenues	328,327	334,321	327,402
Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including non-cash contract termination costs of $13,571 in 2005)	210,640	214,089	227,413
Depreciation and amortization	14,567	17,420	21,223
Gain on assets sold/transferred to affiliate	(5,862)	(2,548)	—
LMA fees	755	963	981
Corporate general and administrative (including non cash stock compensation expense of $9,212, $24,447, and $3,121 respectively)	26,057	41,012	19,189
Restructuring charges (credits)	—	—	(215)
Impairment of goodwill and intangible assets	230,609	63,424	264,099
Costs associated with pending merger	2,639	—	—

Total operating expenses	479,405	334,360	532,690
Operating loss	(151,078)	(39)	(205,288)

Nonoperating income (expense):
Interest expense	(61,089)	(43,085)	(23,816)
Interest income	664	725	1,101
Loss on early extinguishment of debt	(986)	(2,284)	(1,192)
Other income (expense), net	117	(98)	(239)

Total nonoperating expense, net	(61,294)	(44,742)	(24,146)

Loss before income taxes	(212,372)	(44,781)	(229,434)
Income tax benefit	38,000	5,800	17,100
Equity losses in affiliate	(49,432)	(5,200)	—

Net loss	$(223,804)	$(44,181)	$(212,334)

Basic and diluted loss per common share:
Basic and diluted loss per common share	$(5.18)	$(0.88)	$(3.17)

Weighted average basic and diluted common shares outstanding	43,187,447	50,824,383	66,910,721

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2007, 2006, and 2005
(Dollars in thousands, except for share data)

	Class A		Class B		Class C			Accumulated
	Common Stock		Common Stock		Common Stock			Other	Additional			Total
	Number	Par	Number	Par	Number	Par	Treasury	Comprehensive	Paid-In	Accumulated	Loans to	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Stock	Income	Capital	Deficit	Officers	Equity

Balance at January 1, 2005	57,677,996	$577	11,630,759	$116	644,871	$6	$(14,640)	$2,867	$1,011,075	$(110,045)	$(4,992)	$884,964

Net loss	—	—	—	—	—	—	—	—	—	(212,334)	—	(212,334)
Other comprehensive income:
Change in fair value of derivative instrument	—	—	—	—	—	—	—	4,534	—	—	—	4,534

Total comprehensive income (loss)	—	—	—	—	—	—	—	4,534	—	(212,334)	—	(207,800)

Issuance of common stock	629,252	6	—	—	—	—	—	—	2,491	—	—	2,497
Non cash stock compensation expense	—	—	—	—	—	—	—	—	3,121	—	—	3,121
Treasury stock buybacks	—	—	—	—	—	—	(95,739)	—	—	—	—	(95,739)

Balance at December 31, 2005 (Note 1)	58,307,248	583	11,630,759	116	644,871	6	(110,379)	7,401	1,016,687	(322,379)	(4,992)	587,043

Net loss	—	—	—	—	—	—	—	—	—	(44,588)	—	(44,588)
Other comprehensive income:
Reclassification from other comprehensive income upon hedge accounting discontinuation								(407)		407		—
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(373)	—	—	—	(373)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(780)	—	(44,181)	—	(44,961)

Issuance of common stock	543,038	5	—	—	—	—	—	—	1,676	—	—	1,681
Class B shares canceled	—	—	(5,000,000)	(50)	—	—	—	—	(57,450)	—	—	(57,500)
Purchase of Stock Options and restricted stock	—	—	—	—	—	—	(5,275)	—	(6,850)	—	—	(12,125)
Officer loan repayment	—	—	—	—	—	—	—	—	—	—	4,992	4,992
Non cash stock compensation expense	—	—	—	—	—	—	—	—	24,417	—	—	24,417
Treasury stock buybacks	—	—	—	—	—	—	(166,540)	—	—	—	—	(166,540)

Balance at December 31, 2006	58,850,286	$588	6,630,759	$66	644,871	$6	$(282,194)	$6,621	$978,480	$(366,560)	$—	$337,007

Net loss										(223,804)		(223,804)
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(1,821)	—	—	—	(1,821)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(1,821)	—	(223,804)	—	(225,625)

Issuance of common stock	156,232	2	—	—	—	—	—	—	1,262	—	—	1,264
Restricted shares issued from treasury	(360,000)	(3)	—	—	—	—	17,690	—	(17,687)	—	—	—
Treasury stock buybacks	—	—	—	—	—	—	(2,580)	—	—	—	—	(2,580)
Class B shares transferred for A shares	821,568	8	(821,568)	(8)	—	—	—	—	—	—	—	—
Non cash stock compensation expense	—	—	—	—	—	—	—	—	9,212	—	—	9,212

Balance at December 31, 2007	59,468,086	$595	5,809,191	$58	644,871	$6	$(267,084)	$4,800	$971,267	$(590,364)	$—	$119,278

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006, and 2005
(Dollars in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(223,804)	$(44,181)	$(212,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early extinguishment of debt	986	2,284	1,192
Depreciation and amortization	14,567	17,420	21,223
Amortization of debt issuance costs	421	201	420
Amortization of derivative gain	(1,821)	—	—
Provision for doubtful accounts	2,954	3,313	3,753
Loss (gain) on sale of assets or stations	(5,890)	39	(895)
Change in the fair value of derivative instruments	13,039	(562)	357
Non-cash contract termination charge	—	—	13,571
Investment in Affiliate — equity losses	49,432	2,652	—
Impairment of goodwill and intangibles	230,609	63,424	264,099
Deferred income taxes	(34,154)	(3,607)	(23,011)
Non-cash stock compensation	9,212	24,447	3,121
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	(437)	(6,519)	(2,285)
Prepaid expenses and other current assets	323	3,746	1,431
Accounts payable and accrued expenses	(8,113)	1,264	8,775
Other assets	1,231	1,530	(1,744)
Other liabilities	(2,498)	(129)	1,263

Net cash provided by operating activities	46,057	65,322	78,396

Cash flows from investing activities:
Investment in affiliate net of advisory fees	—	(2,733)	(47,389)
Proceeds from sale of assets or radio stations	6,000	—	—
Net assets disposed of	—	—	3,747
Purchase of intangible assets	(975)	(9,844)	(36,707)
Escrow payments	—	2,597	(3,038)
Capital expenditures	(4,789)	(9,211)	(9,315)
Acquisition costs	(265)	(26)	(61)

Net cash used in investing activities	(29)	(19,217)	(92,763)

Cash flows from financing activities:
Proceeds from bank credit facility	750,000	819,750	647,000
Repayments of borrowings from bank credit facility	(764,950)	(637,500)	(560,102)
Payments for officer options and restricted stock	—	(12,125)	—
Tax withholding paid on behalf of employees	(311)	—	—
Payments for debt issuance costs	(1,072)	(1,592)	(4,379)
Proceeds from collection of officer loan	—	4,992	—
Payments for repurchases of common stock	(104)	(224,040)	(95,739)
Proceeds from issuance of common stock	303	1,681	748

Net cash used in financing activities	(16,134)	(48,834)	(12,472)
Increase (decrease) in cash and cash equivalents	29,894	(2,729)	(26,839)
Cash and cash equivalents at beginning of year	2,392	5,121	31,960

Cash and cash equivalents at end of year	$32,286	$2,392	$5,121

Supplemental disclosures of cash flow information:
Interest paid	$54,887	$45,623	$22,684

Non cash operating, investing and financing activities:
Trade revenue	$17,884	$19,025	$18,249
Trade expense	17,942	19,022	18,354

See accompanying notes to the consolidated financial statements.

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

Reclassification

A reclassification related to non-cash stock compensation has been made to the consolidated financial statements for the year ended December 31, 2005 in the amount of $15.1 million to make them comparable to those presented for the years ended December 31, 2007 and 2006.

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

Accounts Receivable and Concentration of Credit Risks

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience and trends. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 120 days are reviewed individually for collectability. All other balances are reviewed and evaluated on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Capitalized Software Costs

The Company capitalizes certain internal software development costs under the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized. These costs generally consist of coding, and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized using the straight-line method over the estimated useful life of the software, generally three years.

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

In determining that our broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s historical track record of renewing broadcast licenses, the very low cost to us of renewing the applications, the relative stability and predictability of the radio industry, and the relatively low level of capital investment required to maintain the physical plant of a radio station.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Goodwill and Indefinite Life Intangible Assets

SFAS No. 142 requires the Company to test goodwill and indefinite life intangible assets for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, SFAS No. 142 requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit or indefinite life intangible assets with its carrying amount.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2007, 2006 and 2005 the Company recognized amortization expense of debt issuance costs of $0.4 million, $0.2 million, and $0.4 million, respectively.

Extinguishment of Debt

The Company’s losses on extinguishment of debt have been reflected as a component of income (loss) from continuing operations, consistent with the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Losses recognized during 2007, 2006 and 2005 relate to the retirement of certain term loan borrowings under the Company’s credit facilities.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, 2006, and 2005, we operated seven, one and twelve radio stations under LMAs. The stations operated under LMAs contributed $5.0 million, $1.0 million and $2.2 million, in years 2007, 2006, and 2005, respectively, to the consolidated net revenues of the Company.

Investment in Affiliate

As of December 31, 2007 the Company had a 25% ownership interest in Cumulus Media Partners (“CMP”), which it entered into in May 2006. The investment is accounted for under the equity method (see note 8). The Company’s consolidated operating results include its proportionate share of CMP’s losses for the years ended December 31, 2007 and 2006. As of December 31, 2007, our investment in CMP in the aggregate did not exceed our proportionate share of the net assets of CMP.

Stock-based Compensation

Effective January 1 2006, the Company adopted SFAS No. 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and estimated expected dividends .

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years when those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic and diluted income (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share. Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and restricted stock using the “treasury stock” method.

Fair Values of Financial Instruments

The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying value of our long term debt approximates its fair value.

Accounting for National Advertising Agency Contract

During the second quarter of 2005, the Company was released from its pre-existing national advertising sales agency contract and engaged Katz Media Group, Inc. (“Katz”) as its new national advertising sales agent. The contract has several economic elements which principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.

The following are the principal economic elements of the contract that can affect the base commission rate:

•	A $13.6 million non-cash charge recorded by the Company in 2005 related to the termination of our contract with our former national advertising agent.

•	Potential commission rebates from Katz if national revenue does not meet certain targets for certain periods during the contract term. These amounts are measured annually with settlement to occur shortly thereafter. The rebate amounts currently deemed probable of settlement relate to the first three years of the contract.

•	Potential additional commissions in excess of the base rates if Katz should exceed certain revenue target. No additional commission payments have been assumed.

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

Variable Interest Entities

The Company accounts for entities qualifying as variable interest entities (“VIEs”) in accordance with FASB Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46R addresses the consolidation by business enterprises of VIEs as defined in the Interpretation.

Immaterial Adjustments to 2006

The Company made an immaterial correction to the accompanying December 31, 2006 consolidated balance sheet by reducing AOCI and decreasing the accumulated deficit by $0.4 million and an immaterial adjustment to

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduce the 2006 interest expense and net loss by $0.4 million related to the adjustment for the amount reclassified from other comprehensive income upon hedge accounting discontinuation as more fully disclosed in Note 7.

New Accounting Pronouncements

FIN 48.  In July 2006, the FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS Statement No. 109. The interpretation became effective for the Company in the first quarter of 2007. FIN 48 applies to all “tax positions” accounted for under SFAS 109. FIN 48 refers to “tax positions” as positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements. FIN 48 further clarifies a tax position to include the following:

•	a decision not to file a tax return in a particular jurisdiction where a return might be required,

•	an allocation or a shift of income between taxing jurisdictions,

•	the characterization of income or a decision to exclude reporting taxable income in a tax return, or

•	a decision to classify a transaction, entity, or other position in a tax return as tax exempt.

FIN 48 clarifies that a tax benefit may be reflected in the financial statements only if it is “more likely than not” that a company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it should be measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. This is a change from the past practice, whereby companies could recognize a tax benefit only if it was probable a tax position would be sustained.

FIN 48 also requires the Company to make qualitative and quantitative disclosures, including a discussion of reasonably possible changes that might occur in unrecognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on an aggregated basis (see Note 12).

SFAS No. 141(R).  Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”), was issued in December 2007. Statement 141(R) requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities with only limited exceptions even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. Statement 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement 141(R) amends Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Statement 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt Statement 141(R) on January 1, 2009. Statement 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

SFAS No. 155.  In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities SFAS 155 (1) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (2) clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, (3) establishes a

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (4) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (5) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. At adoption, the fair value election may also be applied to hybrid financial instruments that have been bifurcated under SFAS 133 prior to adoption of this Statement. Any changes resulting from the adoption of this Statement should be recognized as a cumulative effect adjustment to beginning retained earnings. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year 2008 and is not expected to have a material impact on consolidated results of operations, cash flows or financial position.

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

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election called the “fair value option” will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company does not expect this issue to have a material impact on its consolidated financial statements.

SFAS 160  In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require Companies to present minority interest separately within the equity section of the balance sheet. The Company will adopt SFAS 160 as of January 1, 2009.

2.	Acquisitions and Dispositions

Pending Acquisitions

As of December 31, 2007, the Company had pending a swap transaction pursuant to which it would exchange one of its Fort Walton Beach, Florida radio stations, WYZB-FM, for another station owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Qantum Communications, which has radio stations in the market and complained to the FCC that the swap would give the Company an unfair competitive advantage (because the station the Company would acquire reaches more people than the station the Company would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida against the seller and secured a court decision that would require the sale of the station to Qantum instead of the Company. Although that decision is still subject to appeal, there is a possibility that the Company will be unable to consummate the exchange it had proposed with the seller.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the Company had pending a swap transaction pursuant to which it would exchange its Canton, OH Station, WRQK-FM , for eight (8) stations owned by Clear Channel in Ann Arbor, MI (WTKA-AM, WLBY-AM, WWWW-FM, WQKL-FM) and Battle Creek, MI (WBFN-AM, WBCK-FM, WBCK-AM and WBXX-FM). Two of the AM stations in Battle Creek, WBCK-AM and WBFN-AM, will be disposed of by the Company simultaneously with the closing of the swap transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM will be placed in a trust for sale to an unrelated third party and WBFN-AM will be transferred to Family Life Broadcasting System.

2007 Acquisitions

The company did not complete any acquisitions during 2007.

2007 Dispositions

On November 20, 2007, CMI completed the sale of its Caribbean stations to Gem Radio 5 Limited which purchased all the operations of CMI’s Caribbean stations for $6.0 million. The transaction resulted in the recognition of a gain by the Company of approximately $5.9 million. The Company recorded the gain within continuing operations within the Company’s consolidated statement of operations for the year ended December 31, 2007. The below table contains certain operating data related to the stations sold for the periods presented (the total net assets approximated $0.1 million for these stations):

	2007	2006	2005

Net revenue	1,764	1,918	1,687
Total expense	1,338	1,396	1,281

Operating income	$426	$522	$406

2006 Acquisitions

For the year ended December 31, 2006, the Company completed the acquisitions of two stations, WWXQ-FM and WXQW-FM, serving Huntsville, Alabama; and one station, KAYD-FM serving Beaumont, Texas. The total purchase price associated with these acquisitions was $5.5 million and was principally allocated to broadcast licenses. The Company also completed an asset transfer where it transferred WNCV-FM plus $1.5 million cash to Star Broadcasting in exchange for WPGG-FM, in the Ft. Walton Beach, Florida market. These stations were primarily acquired as they complemented the station portfolio and increased both the state and regional coverage of the United States.

As of December 31, 2007, 2006 and 2005, the Company operated seven stations, one station, and 12 stations under LMAs, respectively. The statements of operations for the years ended December 31, 2007, 2006 and 2005 include the revenue and broadcast operating expenses of these radio stations and any related fees associated with the LMAs from the effective date of the LMAs through the earlier of the acquisition date or December 31.

2005 Acquisitions

The Company completed three acquisitions of ten radio stations in four markets and the acquisition of a studio facility during the year ended December 31, 2005. Of the $47.8 million required to fund these acquisitions, $47.4 million was funded in cash, and $0.4 million represented capitalizable external acquisition costs. These aggregate acquisition amounts include the assets acquired pursuant to the select transactions highlighted below.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The June 2000 restructuring programs were the result of Board-approved mandates to discontinue the operations of Cumulus Internet Services and to centralize the Company’s corporate and administrative organization and employees in Atlanta, Georgia. The programs included severance and related costs and costs for vacated leased facilities, impaired leasehold improvements at vacated leased facilities, and impaired assets related to the Internet businesses. As of June 30, 2001, the Company had completed the restructuring programs. The remaining portion of the unpaid balance as of that date represented lease obligations and various contractual obligations for services related to the Internet business and have been paid by us through the present day consistent with the contracted terms.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the restructuring liability at December 31, 2005, 2004, and 2003 and the related activity applied to the balances for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

		Liability	Liability		Liability	Liability
	December 31,	Utilized in	Reversed in	December 31,	Utilized in	Reversed in	December 31,
Expense Category	2003	2004	2004	2004	2005	2005	2005

Lease termination costs — office relocation	$321	$(189)	$(73)	$59	$(42)	$(17)	$—
Accrued internet contractual obligations	228	(45)	—	183	—	(183)	—
Internet lease termination costs	155	(73)	(35)	47	(32)	(15)	—

Restructuring liability totals	$704	$(307)	$(108)	$289	$(74)	$(215)	$—

4.	Property and Equipment

Property and equipment consists of the following as of December 31, 2007 and 2006 (dollars in thousands):

	Estimated
	Useful Life	2007	2006

Land		$10,456	$10,456
Broadcasting and other equipment	3 to 7 years	121,670	119,017
Computer and capitalized software costs	1 to 3 years	10,045	8,799
Furniture and fixtures	5 years	11,835	11,282
Leasehold improvements	5 years	8,667	8,555
Buildings	20 years	27,693	27,693
Construction in progress		2,073	2,154

		192,439	187,956
Less accumulated depreciation		(130,704)	(116,482)

		$61,735	$71,474

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Other Intangible Assets

The following tables summarize the December 31, 2007, 2006, and 2005 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the years ended December 31, 2007, 2006, and 2005 and the estimated amortization expense for the five succeeding fiscal years (dollars in thousands):

	As of December 31,
	2007	2006	2005

Amortized Intangible Assets: Non-Compete Agreements Gross Carrying Value	$3,100	$3,100	$3,100
Accumulated Amortization	(3,088)	(3,078)	(2,787)

Net Value	12	22	313
Unamortized Intangible Assets:
Licenses for Digital Broadcasting Technology	1,200	1,200	1,200
FCC Broadcast Licenses	782,426	932,918	1,039,827

	$783,638	$934,140	$1,041,340

Aggregate Amortization Expense for Non-Compete Agreements:
Year ended December 31, 2005	$669
Year ended December 31, 2006	$292
Year ended December 31, 2007	$10
Estimated Amortization Expense:
For the year ending December 31, 2008	$10
For the year ending December 31, 2009	$2

A summary of changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2005	$185,105

Acquisitions	336
Dispositions	—
Impairment charge	(8,650)

Balance as of December 31, 2006	$176,791

Acquisitions	—
Dispositions	—
Impairment charge	(78,491)

Balance as of December 31, 2007	$98,300

Goodwill

SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, SFAS No. 142 requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit with its carrying amount. If the fair value of any reporting unit is less than the carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. Consistent with prior years, for 2007 the Company determined the reporting unit as a radio market.

The fair value of reporting units was determined primarily by using a discounted cash flows approach. The fair values derived are based on assumptions that contain a variety of variables. These variables are based on industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for the Company’s stations in each market, overall discount rates based on the Company’s weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of goodwill are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

For the year ended December 31, 2007, 2006, and 2005, the Company determined that the carrying value of certain reporting units exceeded their fair values. Accordingly, the Company recorded an impairment charge of $78.5 million, $8.6 million, and $100.4 million, respectively, as reflected in the Consolidated Statements of Operations, to reduce the carrying value of goodwill.

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

Under the agreement with iBiquity, the Company is obligated to convert the 240 stations to HD Radiotm technology over a seven-year period. Each station conversion will require an investment in certain capital equipment necessary to broadcast the technology. During the years ended December 31, 2007 and 2006, the Company converted zero stations and 18 stations, respectively, to the HD Radiotm technology. In the event the Company does not fulfill the HD conversion requirements within the seven year period set forth in the agreement, once the conversions are completed the Company will be subject to license fees higher than those currently provided for under the agreement.

Purchase of Station License

On March 31, 2005, the Company purchased the broadcast license for KVST-FM, licensed to LaPorte, Texas and serving Houston, Texas, for $34.8 million. Of the $34.8 million required to purchase the broadcast license, the Company funded in $31.1 million in cash, $1.0 million had been previously funded in the form of a cash escrow deposit and $2.7 million was paid in capitalizable acquisition costs. During the second quarter of 2005, the Company completed the construction of a broadcast tower and transmitter site for this station and commenced broadcasting and operations. This station was contributed to CMP as part of our Investment in Affiliate (see Note 8).

Broadcast Licenses

SFAS No. 142 requires the Company to test FCC broadcast licenses for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of each year. Accordingly, we determine the appropriate reporting unit and then compare the carrying amount of each reporting unit’s broadcast licenses with their fair value. Consistent with prior years, for 2007 we determined the reporting unit as a radio market.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of broadcast licenses was determined primarily by using a discounted cash flows approach. The fair values derived are based on assumptions that contain a variety of variables. These variables are based on available industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of broadcast licenses are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated value.

For the years ended December 31, 2007, 2006, and 2005, the Company determined that the carrying value of broadcast licenses in certain of its reporting units exceeded their fair value. Accordingly, the Company recorded an impairment charge of $152.1 million, $54.8 million, and $162.4 million, respectively, as reflected in the consolidated statements of operations, to reduce the carrying value of broadcast licenses.

Several factors and variables contributed to the decrease in the fair value of certain of our broadcast licenses, including an overall compression in acquisition multiples associated with comparable broadcast license sales in the industry.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Accounts payable	$1,129	$2,625
Accrued compensation	1,702	2,285
Accrued commissions	2,421	2,519
Accrued taxes	3,212	7,872
Barter payable	2,486	2,858
Accrued professional fees	1,006	1,409
Due to seller of acquired companies	461	343
Accrued interest	2,621	2,689
Accrued employee benefits	855	2,176
Non-cash contract termination liability	1,954	1,896
Accrued other	3,607	3,905
Deferred revenue	220	249
Tax withheld on executive compensation	2,242	—

Total accounts payable and accrued expenses	$23,916	$30,826

7.	Derivative Instruments

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 2005 Swap

In May 2005, the Company entered into a forward-starting LIBOR based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap, effective from March 2006 through March 2009, changes the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. Starting in June 2006, the May 2005 Swap no longer qualified as a cash flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of AOCI. The Company recorded a $0.4 million adjustment to accumulated deficit and accumulated other comprehensive income and interest expense in the balance sheet and consolidated statement of operations for the year ended December 31, 2006 to properly reflect the change in accounting for the May 2005 swap, as described in Note 1.

The fair value of the May 2005 Swap is determined periodically by obtaining quotations from the financial institution that is the counterparty of the Company in the swap arrangement. The fair value represents an estimate of the net amount that the Company would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheet as of December 31, 2007 and 2006 reflects a liability of $0.4 and other long-term assets of $9.4 million for the fair value of the May 2005 Swap. During the years ended 2007 and 2006 the Company recorded $9.8 million and $0.4 million of increased interest expense related to the change in value of the swap.

The Company effectively paid $3.2 million for the 2005 swap by issuance of the May 2005 option as described below; this amount is being reclassified out of AOCI into interest expense on a straight-line basis.

During the years ended December 31, 2007, 2006, and 2005, $5.5 million, $5.6 million, and $3.9 million, respectively, was reported as a reduction of interest expense which represents yield adjustments on the hedged obligation.

May 2005 Option

In May 2005, we also entered into an interest rate option agreement (the “May 2005 Option”), which provides for the counterparty to the May 2005 Swap, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2009 through March of 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results. Interest expense for the years ended December 31, 2007, 2006, and 2005 includes $3.2 million expense, $1.1 million credit, and $0.9 million credit, respectively, and the balance sheet, as of December 31, 2007 and 2006, reflects other long-term liabilities of $4.4 million and $1.2 million, respectively, to reflect the fair value of the May 2005 Option.

March 2003 Swap

The Company terminated the March 2003 Option in connection with the execution of the May 2005 Option. As of the termination date, the balance sheet reflected a long-term liability of less than $0.1 million, which the Company eliminated and recorded as a component of interest expense as a net gain. For the year ended December 31, 2005, interest expense includes net gains of $0.1 million to record the change in the value of the March 2003 Option.

The Company previously entered into a LIBOR-based interest rate swap arrangement in March 2003 (the “March 2003 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The March 2003 Swap changed the variable-rate cash flow exposure on

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$300.0 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the interest rate swap, Cumulus received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The March 2003 Swap was accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133, whereby changes in the fair market value were reflected as adjustments to the fair value of the derivative instrument as reflected on the accompanying consolidated balance sheets.

The fair value of the March 2003 Swap was determined periodically by obtaining quotations from the financial institution that was the counterparty to the March 2003 Swap. The fair value represents an estimate of the net amount that we would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. Changes in the fair value of the March 2003 Swap were reported in accumulated other comprehensive income, or AOCI, which is an element of stockholders’ equity. During the year ended December 31, 2005, $3.9 million of income related to the March 2003 Swap was reported as a reduction of interest expense and represented a yield adjustment of the hedged debt obligation. The balance sheet as of December 31, 2005 reflects other long-term assets of $1.5 million to reflect the fair value of the March 2003 Swap.

In March 2003, the Company also entered into an interest rate option agreement (the “March 2003 Option”), which provided for the counterparty to the agreement, Bank of America, to unilaterally extend the period of the Swap for two additional years, from March of 2006 through March of 2008. The March 2003 Option was never exercised. This instrument was not highly effective in mitigating the risks in cash flows, and therefore was deemed speculative and its changes in value were accounted for as a current element of non-operating results.

8.	Investment in Affiliate

On October 31, 2005, the Company announced that, together with Bain Capital Partners, The Blackstone Group and Thomas H. Lee Partners, we had formed a new private partnership, Cumulus Media Partners, LLC (“CMP”). CMP was created by the Company and the equity partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. Each of the Company and the equity partners initially holds a 25% equity ownership in CMP.

On May 5, 2006, the Company announced the consummation of the acquisition of the radio broadcasting business of Susquehanna Pfaltzgraff Co. by CMP for a purchase price of approximately $1.2 billion. Susquehanna’s radio broadcasting business consisted of 33 radio stations in 8 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment in CMP is accounted for under the equity method of accounting. For the year ended December 31, 2007, we recorded approximately $49.4 million as equity in losses of affiliate. This amount is presented as part of non-operating income (loss) on the accompanying condensed consolidated statement of operations. For the year ended December 31, 2007, the affiliate generated revenues of $234.5 million, operating expenses of $134.0 million and a net loss of $196.5 million. At December 31, 2007 CMP had total assets, liabilities and shareholders’ equity of $1.4 billion, $1.3 billion and $0.1 billion respectively. For the period May through December 2006, the Company recorded approximately $5.2 million as equity in losses of affiliate. During this time, the affiliate generated revenues of $163.6 million, operating expense of $97.4 million and a net loss of $20.8 million. At December 31, 2006, CMP had total assets, liabilities and shareholders’ equity of $1.7 billion, $1.3 billion and $0.4 billion, respectively. The table below summarizes the Company’s investment in CMP as of December 31, 2007:

December 31,
2007

Book basis of radio stations contributed to Affiliate	$71,623
Gain on radio stations contributed to Affiliate	2,548
Cash contributed to Affiliate	6,250
Receipt of advisory fee from Affiliate	(3,537)
Equity losses in Affiliate	(5,200)

Investment in Affiliate at December 31, 2006	$71,684
Equity losses in Affiliate in 2007	(49,432)

Investment in Affiliate at December 31, 2007	$22,252

Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s management manages the operations of CMP’s radio markets. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the year ended December 31, 2007 and 2006, the Company recorded as net revenues approximately $4.0 million and $2.6 million, respectively, in management fees from CMP.

9.	Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2007 and 2006 (dollars in thousands):

	2007	2006

Term loan and revolving credit facilities	$736,300	$751,250
Less: Current portion of long-term debt	13,490	7,500

	$722,810	$743,750

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the future maturities of long-term debt follows (dollars in thousands):

2008	$13,490
2009	7,400
2010	7,400
2011	7,400
2012	7,400
Thereafter	693,210

$736,300

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

The Company’s obligations under the Amended Credit Agreement are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.). In addition, the Company’s obligations under the Amended Credit Agreement are guaranteed by certain of its subsidiaries.

The Amended Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on June 11, 2014 and has been decreasing in equal quarterly installments since September 30, 2007, with 0.25% of the then current aggregate principal payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at the option of the Company, the commitment will remain unchanged up to that date.

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

As of December 31, 2007, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 7.325%. As of December 31, 2007, the effective interest rate inclusive of the May 2005 Swap is 6.567%.

Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Amended Credit Agreement) and upon the sale of certain assets.

Additionally, certain excess cash flow payments are required annually. The current portion of long term debt at December 31, 2007 includes approximately $6.1 million for the expected excess cash flow payment to be made during the first quarter of 2008.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The representations, covenants and events of default in the Amended Credit Agreement are customary for financing transactions of this nature. Events of default in the Amended Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Amended Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Amended Credit Agreement and the ancillary loan documents as a secured party. As of December 31, 2007, the Company was in compliance with all financial and non-financial covenants.

In connection with the retirement of the Company’s pre-existing credit facilities, the Company recorded a loss on early extinguishment of debt of $1.0 million for 2007, which was comprised of previously deferred loan origination expenses. In connection with the 2007 refinancing, the Company deferred approximately $1.0 million of debt issuance costs, which is being amortized to interest expense over the life of the debt.

2006 Refinancing

On June 23, 2006, the Company announced the completion of a tender offer for 11.5 million outstanding shares of our Class A Common Stock. In connection with the tender offer, we also agreed to repurchase 5.0 million shares of our outstanding Class B Common Stock (see note 10 Stockholders’ Equity).

In connection with the tender offer and common stock repurchase, on June 7, 2006, the Company entered into a new $850 million credit facility, which provided for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility. The proceeds were used by the Company to repay all amounts outstanding under its 2005 credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of the Company’s Class A Common Stock and 5.0 million shares of the Company’s Class B Common Stock, which occurred on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds were used to provide ongoing working capital and other general corporate purposes, including , including capital expenditures. As of December 31, 2006, there was $5.0 million outstanding under the revolving credit facility.

The credit facility also provided for additional, incremental revolving credit or term loan facilities in an aggregate principal amount of up to an additional $200.0 million, subject to the satisfaction of certain conditions and upon the Company providing notice prior to June 30, 2009. These incremental credit facilities were permitted from time to time, and may have been used to fund future acquisitions of radio stations and for other general corporate purposes, including capital expenditures. Any incremental credit facilities would have been secured and guaranteed on the same basis as the term loan and revolving credit facility.

In connection with the retirement of the Company’s pre-existing credit facilities, in June 2006 the Company recorded a loss on early extinguishment of debt of $2.3 million, which was comprised of previously capitalized loan origination expenses. In connection with the new credit facility, the Company capitalized approximately $1.6 million of debt issuance costs, which are amortized to interest expense over the life of the debt.

2005 Refinancing

On July 14, 2005, the Company secured a new $800 million credit facility, which provided for a seven year, $400.0 million revolving credit facility and a seven-year $400.0 million term loan facility. We used the proceeds of the term loan facility, fully funded on July 14, 2005, and drawings on that date of $123.0 million on the revolving credit facility, primarily to repay all amounts owed under our prior credit facility.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the retirement of our pre-existing credit facilities, we recorded a loss on early extinguishment of debt of $1.2 million, which was comprised entirely of previously capitalized debt issuance costs. In connection with the 2005 credit facility, we capitalized approximately $4.3 million of debt issuance costs which were amortized to interest expense over the life of the debt.

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

On September 28, 2004, our Board authorized the purchase, from time to time, of up to $100.0 million of its Class A Common Stock, subject to the terms of our then-existing credit agreement. Subsequently, on December 7, 2005, our Board authorized the purchase of up to an additional $100.0 million of our Class A Common Stock, again subject to the terms of the Company’s then-existing credit agreement. Through March 31, 2006, the Company repurchased 2,011,500 shares, or $25.7 million in aggregate value, of our Class A Common Stock pursuant to these Board-approved stock repurchase plans.

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

Cumulatively, during 2006, the Company repurchased 14,261,000 shares of its outstanding Class A Common Stock (exclusive of the purchase of 500,000 restricted shares from the Company’s Chief Executive Officer in December 2006 described in Note 11) at an average price per share of $11.56, or approximately $164.9 million and

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5,000,000 shares of our outstanding Class B Common Stock at an average price per share of $11.50, or approximately $57.5 million.

For the year ended December 31, 2005, under the share repurchase plans described above, we repurchased 7,766,223 shares of our Class A Common Stock in the open market at an average price of $12.31.

As of December 31, 2007, the Company had authority to repurchase an additional $57.0 million of its Class A Common Stock.

(c)	Stock Purchase Plan

In 1999, the Company’s Board adopted and its stockholders subsequently approved the Employee Stock Purchase Plan. The Employee Stock Purchase Plan is designed to qualify for certain income tax benefits for employees under Section 423 of the Internal Revenue Code. The plan allows qualifying employees to purchase Class A Common Stock at the end of each calendar year, commencing with the calendar year beginning January 1, 1999, at 85% of the lesser of the fair market value of the Class A Common Stock on the first and last trading days of the year. The amount each employee can purchase is limited to the lesser of (i) 15% of pay or (ii) $0.025 million of stock value on the first trading day of the year. An employee must be employed at least six months as of the first trading day of the year in order to participate in the Employee Stock Purchase Plan.

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

The following table summarizes the number of shares of Class A Common stock issued as a result of employee participation in the Employee Stock Purchase Plan since its inception in 1999 (in thousands, except per share amounts):

		Class A
	Issue	Common Shares
Issue Date	Price	Issued

January 10, 2000	$14.18	17,674
January 17, 2001	$3.08	50,194
January 8-23, 2002	$3.19	558,161
January 2-24, 2003	$12.61	124,876
January 26-30, 2004	$13.05	130,194
January 2-28, 2005	$12.82	136,110
January 2-31, 2006	$10.55	124,598
March 2-31, 2007	$8.83	108,575
February 1-29, 2008	$6.83	96,006

Following the issuance of shares in February 2008, related to the 2007 plan year, there remain 653,612 shares of Class A Common Stock authorized and available under the Employee Stock Purchase Plan. However, as of July 23, 2007, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the Company halted future participation in the ESPP, and has terminated the plan as of the end of the 2007 plan year.

11.	Stock Options and Restricted Stock

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant, using an option-pricing model, is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables and is based principally on the historical volatility. These variables include its expected stock price volatility over the expected

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

Stock options of 10,000 and 431,050 shares were granted during 2007 and 2006 respectively. Stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. Management believes historical volatility is a better measure than implied volatility. The Company bases the risk-free interest rate that it uses in its option pricing model on U.S. Treasury Zero Coupon strip issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Similar to the expected-term assumption used in the valuation of awards, the Company splits its population into two categories, (1) executives and directors and (2) non-executive employees. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used for valuation of the 2006 option awards were an expected term of 7.0 (for certain key employees the expected term is ten years); volatility of 74.5%; risk-free rate of 4.99%; and an expected dividend rate of 0%. The assumptions used for valuation of the 2007 option awards were similar to those described for the 2006 awards.

For the year ended December 31, 2007, the Company recognized approximately $6.6 million in non-cash stock-based compensation expense relating to stock options. There is no tax benefit associated with this expense due to the Company’s net operating loss position. As of December 31, 2007, there was unrecognized compensation costs, adjusted for estimated forfeitures (with a range from approximately 0% to 40%), of approximately $4.1 million related to non-vested stock options that will be recognized over 3.3 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company has also issued restricted stock awards to certain key employees. Generally, the restricted stock vests over a four-year period, thus the Company recognizes compensation expense over the four-year period equal to the grant date value of the shares awarded to the employees. To the extent the non-vested stock awards include performance or market conditions, management examines the appropriate requisite service period to recognize the cost associated with the award on a case-by-case basis. The Company has different plans under which stock options or restricted stock awards have been or may be granted. A general description of these plans is included in this footnote.

The compensation committee of the Board granted 110,000, 110,000, and 145,000 restricted shares of its Class A Common Stock in 2007, 2006, and 2005, respectively, to certain officers, pursuant to the 2004 Equity Incentive Plan. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $1.1 million for the 2007 grant, $1.3 million for the 2006 grant and $1.9 million for the 2005 grant. Stock compensation expense for these awards will be recognized on a straight-line basis over each award’s vesting period. For the year ended December 31, 2007, 2006 and 2005, we recognized $1.0 million, $0.8 million, and $0.3 million, respectively, of non-cash stock compensation expense related to these restricted shares.

As of December 31, 2007 and 2006, there were unrecognized compensation costs of approximately $2.2 million and $2.1 million, respectively, related to restricted stock that will be recognized over 3.2 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. There have been no forfeitures.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 20, 2006, we entered into a Third Amended and Restated Employment agreement with our Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. The agreement has an initial term through May 31, 2013 and is subject to automatic extensions of one-year terms thereafter unless terminated by advance notice by either party in accordance with the terms of the agreement.

The agreement provides among other matters that Mr. L. Dickey shall be granted 160,000 shares of time-vested restricted Class A common stock and 160,000 shares of performance vested restricted Class A common stock in each fiscal year during his employment term. The time-vested restricted shares shall vest in three installments, with one-half vesting on the second anniversary of the date of grant, and one-quarter vesting on each of the third and fourth anniversaries of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with us. Vesting of performance restricted shares is dependent upon achievement of Compensation Committee-approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with us. For 2007, the Company recognized $0.5 million of expense related to the performance restricted awards issued in March 2007, whose vesting is subject to the achievement of the Compensation Committee approved criteria.

In the event that there is a change in control, as defined in the agreement, then any issued but unvested portion of the restricted stock grants held by Mr. L. Dickey shall become immediately and fully vested. In addition, upon such a change in control, we shall issue Mr. L. Dickey an award of 360,000 shares of Class A common stock, such number of shares decreasing by 70,000 shares upon each of the first four anniversaries of the date of the agreement.

As an inducement to entering into the agreement, the agreement provided for a signing bonus grant of 685,000 deferred shares of Class A Common Stock. Of the 685,000 deferred bonus shares, 94,875 were treated as replacement shares pertaining to the old employment agreement. The remaining 590,125 shares valued at $6.2 million were charged to non-cash stock compensation in 2006.

The agreement also provides that, should Mr. L. Dickey resign his employment or the Company terminate his employment, in each case other than under certain permissible circumstances, Mr. Dickey shall pay to the Company, in cash, $5.5 million (such amount decreasing by $1.0 million on each of the first five anniversaries of the date of the agreement). This potential payment would only be accounted for if and when it occurs similar to a “clawback” feature. This payment is automatically waived upon a change in control. As further inducement, the agreement provided for the repurchase, as of the effective date of the agreement, by the Company of all of Mr. L. Dickey’s rights and interests in and to (a) options to purchase 500,000 shares of Class A common stock, previously granted to Mr. L. Dickey at an exercise price per share of $6.4375, options to purchase 500,000 shares of Class A common stock, previously granted to Mr. L. Dickey at an exercise price per share of $5.92 and options to purchase 150,000 shares of Class A common stock, previously granted to Mr. L. Dickey at an exercise price per share of $14.03, for an aggregate purchase price of $6,849,950 and (b) 500,000 shares of Class A common stock, previously awarded to Mr. L. Dickey as restricted stock, for an aggregate purchase price of $5,275,000. Each purchase price was paid in a lump-sum cash payment at the time of purchase. The purchase was completed on December 20, 2006.

As of the date of his new employment agreement, Mr. L. Dickey had 250,000 partially vested, restricted shares that were being amortized under FAS 123R. At December 20, 2006 there was an unamortized balance, under FAS 123R, of $2.0 million associated with these shares. The Company replaced these shares with 94,875 deferred shares of Class A Common Stock and 155,125 time-vested restricted shares of Class A Common Stock. In accordance with FAS 123R, the Company recognized non-cash stock compensation expense of $0.8 million in 2006, related to the 94,875 replacement deferred shares. The Company will recognize future non-cash stock compensation of $1.3 million associated with the-time vested restricted shares, ratably over the employment contract through May 31, 2013.

Mr. L. Dickey was granted 160,000 time-vested, restricted shares of Class A Common Stock in 2007 and will be granted 160,000 time-vested, restricted shares each year for the next six years or 1,120,000 shares in the

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate. Of the 1,120,000 shares to be issued, non-cash stock compensation expense of $6.8 million related to 524,875 of the shares is being amortized ratably to non-cash stock compensation expense over the period of the employment agreement ending May 31, 2013. These shares represent the number of shares that will legally vest during the employment agreement reduced by the 155,125 shares which were treated as replacement shares for the pre-existing 250,000 partially vested restricted shares discussed above.

As previously mentioned, in 2006, the Company repurchased 1,150,000 outstanding shares of Mr. L. Dickey’s fully vested Class A Common Stock options and recorded a charge to equity for $6.8 million. In addition the Company purchased 500,000 partially vested restricted shares for $5.3 million which was charged to treasury stock in shareholder’s equity. The unamortized grant date fair value of $3.2 million was recorded to non-cash stock compensation within the 2006 consolidated statement of operations. The number of signing bonus restricted deferred shares and time-vested restricted shares committed for grant to Mr. L. Dickey and the restricted shares previously granted exceeded the number of restricted or deferred shares approved for grant at December 31, 2006. Accordingly, 15,000 of the signing bonus shares and all of the time-vested restricted shares were accounted for as liability classified awards which required revaluation at the end of each accounting period as of December 31, 2006. Following the modification of the 2004 Equity Incentive Plan in May 2007, all stock based compensation awards are equity classified as of December 31, 2007.

The Company recognized approximately $10.4 million of non-cash compensation expense in the fourth quarter of 2006 in conjunction with amending Mr. L. Dickey’s employment agreement as described below:

2006

Compensation cost related to the original repurchased grant	$3,378
Deferred bonus shares expensed	6,986
Current year FAS 123 R amortization of time vested restricted shares	30

Total non-cash compensation costs	$10,394

On December 20, 2007, the Company issued the 685,000 signing bonus restricted shares of Class A Common Stock to Mr. L. Dickey in accordance with his current employment agreement, as described above. As previously stated, these shares, valued at $7.0 million, were expensed in 2006 to non-cash stock compensation. In 2007, the Company recorded $1.0 million to the non-cash stock compensation associated with the time vested awards under Mr. L. Dickey’s Third Amended and Restated Employment Agreement. Included in the Treasury Stock buyback for 2007 is $2.6 million for shares withheld representing the minimum statutory tax liability of which $0.3 million was paid during 2007. At December 31, 2007, there was $5.7 million of unrecognized compensation costs for the time vested restricted shares to be amortized ratably through May 31, 2013 associated with Mr. L. Dickey’s December 2006 amended employment agreement.

The Company also has an Employee Stock Purchase Plan (ESPP) that allows qualifying employees to purchase shares of Class A Common Stock at the end of each calendar year at 85% of the lesser of the fair market value of the Class A Common Stock on the first or last trading day of the year. Due to the significant discount offered and the inclusion of a look-back feature, the Company’s current ESPP is considered compensatory upon adoption of SFAS No. 123R. As of July 23, 2007 and pursuant to the Agreement and Plan of Merger, the Company halted future participation in the ESPP, and has terminated the plan as of the end of the 2007 plan year.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. The following table illustrates the pro forma effect on net

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income if the fair value-based method had been applied to all outstanding and unvested awards in the year ended December 31, 2005 (dollars in thousands except for per share data):

Twelve Months
Ended
December 31,
2005

Net loss, as reported	$(212,334)
Add: Stock-based compensation expense included in reported net income	3,121
Deduct: Total stock based compensation expense determined under fair value- based method	(15,100)

Pro forma net loss	$(224,313)

Basic and Diluted loss per common share:
As reported	$(3.17)
Pro forma	$(3.35)

2004 Equity Incentive Plan

Our Board adopted the 2004 Equity Incentive Plan on March 19, 2004. The 2004 Equity Incentive Plan was subsequently approved by our stockholders on April 30, 2004 and amended with stockholder approval on May 10, 2007. The purpose of the 2004 Equity Incentive Plan is to attract and retain officers, key employees, non-employee directors and consultants for us and our subsidiaries and to provide such persons incentives and rewards for superior performance. The aggregate number of shares of Class A Common Stock subject to the 2004 Equity Incentive Plan is 3,665,000. Of the aggregate number of shares of Class A Common Stock available, up to 1,400,000 shares may be granted as incentive stock options, or ISOs, and up to 1,795,000 shares may be awarded as either restricted or deferred shares. In addition, no one person may receive options exercisable for more than 500,000 shares of Class A Common Stock in any one calendar year.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007, there were outstanding options to purchase a total of 1,740,525 shares of Class A Common Stock at exercise prices ranging from $9.40 to $19.38 per share under the 2004 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2004 Equity Incentive Plan.

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

Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to us are eligible to participate. As of December 31, 2007, there were outstanding options to purchase a total of 1,415,848 shares of Class A Common Stock at exercise prices ranging from $14.03 to $19.38 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to us are eligible to participate. As of December 31, 2007, there were outstanding options to purchase a total of 1,521,446 shares of Class A Common Stock at exercise prices ranging from $3.94 to $14.62 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

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

As of December 31, 2007, there were outstanding options to purchase a total of 811,754 shares of Class A Common Stock exercisable at prices ranging from $6.44 to $27.88 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Executive Stock Incentive Plan.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2007, there were outstanding options to purchase a total of 1,043,508 shares of Class A Common Stock exercisable at prices ranging from $5.92 to $14.62 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

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

Stock options under the 1999 Executive Plan were granted on August 30, 1999 and April 12, 2001 with an exercise price of $27.875 per share and generally vest quarterly in equal installments over a four-year period (subject to accelerated vesting in certain circumstances).

The 1999 Executive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the 1999 Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in our capital structure, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2007, there were outstanding options to purchase a total of 500,000 shares of Class C Common Stock and 125,000 shares of Class A Common Stock under the 1999 Executive Plan.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installments are exercisable at a price 15% (or 20% in the case of Group 3 options) greater than the prior year’s exercise price for each of the next three years. Stock options under the 1998 Executive Plan were also granted on April 12, 2001. These options vest quarterly in equal installments over a four year period and were issued with an exercise price of $5.92.

The 1998 Executive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in our capital structure, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2007, there were outstanding options to purchase a total of 1,000,690 shares of Class C Common Stock and 519,889 shares of Class A Common Stock under the 1998 Executive Plan.

The following tables represent a summary of options outstanding and exercisable at and activity during the years ended December 31, 2007, 2006 and 2005:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2004	9,847,180	$14.40

Granted	514,750	14.13
Exercised	(98,142)	7.58
Canceled or repurchased	(190,568)	17.37

Outstanding at December 31, 2005	10,073,220	$14.40

Granted	431,050	9.40
Exercised	(58,440)	6.26
Canceled or repurchased	(1,471,396)	14.09

Outstanding at December 31, 2006	8,974,434	$15.09

Granted	10,000	9.97
Exercised	(51,657)	6.37
Canceled or repurchased	(254,117)	13.69

Outstanding at December 31, 2007	8,678,660	$15.16

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Outstanding as of	Weighted Average	Weighted	Exercisable as of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2007	Contractual Life	Exercise Price	2007	Exercise Price

$ 2.79-$5.58	73,377	2.92 years	$3.94	73,377	$3.94
$ 5.58-$8.36	1,388,069	3.00 years	6.19	1,388,069	6.19
$ 8.36-$11.15	388,687	8.07 years	9.39	143,532	9.35
$11.15-$13.94	180,000	3.84 years	12.80	180,000	12.80
$13.94-$16.73	3,958,155	3.54 years	14.38	3,862,392	14.39
$16.73-$19.51	1,537,809	5.24 years	19.01	1,469,998	18.99
$19.51-$22.30	171,994	0.50 years	20.67	171,994	20.67
$22.30-$25.09	93,815	0.50 years	24.19	93,815	24.19
$25.09-$27.88	886,754	1.62 years	27.88	886,754	27.88

	8,678,660	3.67 years	$15.16	8,269,931	$15.30

Aggregate intrinsic value	$2,716,000			$2,716,000

The weighted average grant date fair value of options granted during the years 2007, 2006 and 2005 was $0.1 million, $2.9 million and $5.4 million respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $0.2 million, $0.3 million and $0.5 million, respectively.

12.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 consisted of the following (dollars in thousands):

	2007	2006	2005

Current tax expense (benefit):
Federal	$107	$—	$—
State and local	(3,953)	(2,193)	5,911

Total current expense	$(3,846)	$(2,193)	$5,911

Deferred tax expense (benefit):
Federal	$(29,175)	$(291)	$(17,509)
State and local	(6,648)	(33)	(2,437)
State tax rate changes	1,669	(3,283)	(3,065)

Total deferred expense (benefit)	(34,154)	(3,607)	(23,011)

Total income tax expense (benefit)	$(38,000)	$(5,800)	$(17,100)

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 35% for the years ended December 31, 2007, 2006 and 2005 due to the following (dollars in thousands):

	2007	2006	2005

Pretax income (loss) at federal statutory rate	$(91,631)	$(17,635)	$(80,302)
State income tax expense (benefit), net of federal benefit	(10,436)	(1,860)	(8,420)
Reserve for contingencies	(4,731)	(2,193)	5,911
Change in state tax rates	1,669	(3,283)	(3,065)
Other	(1,540)	1,951	572
Non cash stock compensation & Section 162 Disallowance	4,626	8,420	—
Impairment charges on goodwill with no tax basis	23,200	—	21,200
Increase in valuation allowance	40,843	8,800	47,004

Net income tax expense (benefit)	$(38,000)	$(5,800)	$(17,100)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006

Current deferred tax assets:
Accounts receivable	$717	$834
Accrued expenses and other	2,358	2,705

Current deferred tax assets	3,075	3,539
Less: valuation allowance	(3,075)	(3,539)

Net current deferred tax assets	—	—

Noncurrent deferred tax assets:
Intangible and other assets	70,086	38,143
Other liabilities	8,415	8,501
Net operating loss	91,352	80,318

Noncurrent deferred tax assets	169,853	126,962
Less: valuation allowance	(166,627)	(125,731)

Net noncurrent deferred tax assets	3,226	1,231
Noncurrent deferred tax liabilities:
Intangible assets	162,890	197,044
Property and equipment	697	1,178
Other	2,529	53

Noncurrent deferred tax liabilities	166,116	198,275

Net noncurrent deferred tax liabilities	162,890	197,044

Net deferred tax liabilities	$162,890	$197,044

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible.

During the year ended December 31, 2007, the Company recorded deferred tax expense of $18.8 million generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $54.4 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill and investment in affiliates. Also during the year ended December 31, 2007, the Company revised its estimate for potential tax exposure at the state and local level and, accordingly, recorded $4.7 million reversal against the previously established reserve for these contingencies.

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

At December 31, 2007, the Company has federal net operating loss carry forwards available to offset future income of approximately $234.5 million, of which $3.4 million will expire in 2012 and the remaining $231.1 will expire in the years 2018 through 2026. A portion of these losses may be subject to limitations due to ownership changes.

The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The Company did not have any transition adjustment upon adoption of FIN 48. The total amount of unrecognized tax benefits at January 1, 2007 was $5.7 million, inclusive of $1.4 million for penalties and interest. Of this total, $5.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2007 was $0.3 million. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2007 was $0.9 million. Of this total, $0.9 million represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. The entire amount of $0.9 million relates to the state of Texas and that state has begun an examination which is expected to be completed within the next 12 months. Substantially all federal, state, local and foreign income tax years have been closed for the tax years through 2003; however, the various tax jurisdictions may adjust the Company’s net operating loss carry forwards.

		Accrued	Gross
	Unrecognized	Interest	Unrecognized
	Tax	&	Tax
	Benefits	Penalties	Benefits
	(In thousands)

Balance at January 1, 2007	$4,228	$1,441	$5,669
Increases due to tax positions taken during current years	—	—	—
Increase due to tax positions taken in previous years	—	253	253
Decreases due to settlements with taxing authorities	(286)	(314)	(600)
Decreases due to lapse of statute of limitations	(3,261)	(1,123)	(4,384)

Balance at December 31, 2007	$681	$257	$938

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands, except per share amounts):

	2007	2006	2005

Numerator:
Numerator for basic and diluted loss per common share	$(223,804)	$(44,181)	$(212,334)

Denominator:
Denominator for basic loss per common share — Weighted average common shares outstanding	43,187	50,824	66,911
Effect of dilutive securities:
Options	—	—	—
Restricted shares	—	—	—
Note payable	—	—	—

Denominator for diluted income loss per common share	43,187	50,824	66,911

Basic and diluted loss per common share	$(5.18)	$(0.87)	$(3.17)

Stock options to purchase 6,835,721 shares, 7,020,743, shares and 2,696,754 shares of common stock were outstanding during the years ended December 31, 2007, 2006 and 2005, respectively, but not included in the computation of diluted income (loss) per common share because the option exercise price was greater than the average market price of the common shares for the period and their effect would be anti-dilutive.

Additionally, unvested restricted common shares as discussed in Note 11 are not included in the computation of diluted income (loss) per common share for the period because their effect would be anti-dilutive.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Leases

The Company has non-cancelable operating leases, primarily for land, tower space, office space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $9.9 million, $8.9 million, and $8.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are as follows:

Year Ending December 31:

2008	$8,751
2009	7,368
2010	5,992
2011	4,811
2012	4,228
Thereafter	17,025

$48,175

15.	Commitments and Contingencies

The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which it receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $9.9 million as of December 31, 2007, and will be paid in accordance with the agreement through April 2009.

The contract with Katz contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable it to convert to and utilize digital broadcasting technology on 240 of its stations. Under the terms of the agreement, the Company has committed to convert the 240 stations over a seven year period. The conversion of stations to the digital technology will require an investment in certain capital equipment over the next 4 years. Management estimates its investment will be approximately $0.1 million per station converted.

The Company has been subpoenaed by the Office of the Attorney General of the State of New York, as were other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation.

The Company is aware of three purported class action lawsuits related to the merger (See Note 18): Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company Lew Dickey, the other directors and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against the Company, Lew Dickey, the other directors, the sponsor, Parent and Merger Sub; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The complaints in each of these lawsuits allege, among other things, that the merger is the product of an unfair process, that the consideration to be paid to the Company’s stockholders pursuant to the merger is inadequate, and that the defendants breached their fiduciary duties to the Company’s stockholders. The complaints further allege that the Company and the sponsor (and Parent and Merger Sub) aided and abetted the actions of the Company’s directors in breaching such fiduciary duties. The complaints seek, among other relief, an injunction preventing completion of the merger.

The Company believes that it has committed no breaches of fiduciary duties, disclosure violations or any other breaches or violations whatsoever, including in connection with the merger, the merger agreement or the proxy statement filed in connection with the merger. In addition, the Company has been advised that the other defendants named in the complaints similarly believe the allegations of wrongdoing in the complaints to be without merit, and deny any breach of duty to or other wrongdoing with respect to the purported plaintiff classes.

In order to resolve one of the lawsuits, the Company has reached an agreement along with the individual defendants in that lawsuit, without admitting any wrongdoing, pursuant to a memorandum of understanding dated November 13, 2007, to extend the statutory period in which holders of our common stock may exercise their appraisal rights and to make certain further disclosures in the proxy statement filed in connection with the merger as requested by counsel for the plaintiff in that litigation.. The parties have completed confirmatory discovery and anticipate that they will cooperate in seeking dismissal of the lawsuit. Such dismissal, including an anticipated request by plaintiff’s counsel for attorneys’ fees, will be subject to court approval. The Company intends to vigorously defend the remaining two lawsuits.

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

Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant’s

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution. The Company remits matching contributions to the plan monthly. During 2007, 2006, and 2005 the Company contributed approximately $0.7 million, $0.7 million and $0.7 million to the plan, respectively.

18.	Merger

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

19.	Variable Interest Entities and Off-Balance Sheet Arrangements

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

Pursuant to the terms and conditions of the trust agreement, the Company has determined that it is the primary beneficiary of the KMAJ Trust and should absorb a majority of the trust’s expected returns. As a result, in accordance with the guidance provided by Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, the Company has included the accounts of the KMAJ Trust in its condensed consolidated financial statements as of and for the years ended December 31, 2007 and 2006.

As of December 31, 2007, the Company had no off-balance sheet arrangements.

20.	Subsequent Event

On March 13, 2008, the Company entered into a second amendment to the Amended Credit Agreement to, among other things, (i) amend the definition of “Change of Control” to specify that the transactions contemplated by the Merger Agreement shall not constitute a Change of Control; (ii) specify that no payment contemplated by the Merger Agreement, including the merger consideration, shall constitute a “Restricted Payment” as defined in the Amended Credit Agreement; (iii) modify certain financial and other covenants, including those related to mandatory prepayment based on cash flows and allowable total leverage ratios; (iv) modifies certain elements of the collateral required to be pledged to secure the Company’s obligations under the Amended Credit Agreement to exclude voting stock of the Company and its subsidiaries under certain circumstances; (v) provide for an increase to the interest rates for the loans under the Amended Credit Agreement by 0.75% per year; (vi) provide that the

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will not make any revolving loan borrowings under the Amended Credit Agreement for the purpose of making any payment contemplated by the Merger Agreement, including, without limitation, payment of the merger consideration; (vii) eliminate the incremental facilities currently provided for in the existing credit agreement; and (viii) require the Company to pay an amendment fee of 2% of the revolver loan commitment and outstanding balance on term loans to those lenders under the Amended Credit Agreement who consented to the amendments. Each of the foregoing amendments and agreements shall be effective should the Company issue a written notice to the administrative agent specifying such effectiveness, which the Company may only so specify on the date of the consummation or substantial consummation of the transactions contemplated by the Merger Agreement.

21.	Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2007 (in thousands, except per share data).

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2007
Net revenue	$72,401	$87,338		$84,183	$84,405
Operating income (loss)	9,991	23,850		(62,574)	(122,345)
Net income (loss)(1)	(1,813)	2,539		(70,530)	(154,000)
Basic income (loss) per common share	$(0.04)	$0.06		$(1.63)	$(3.56)
Diluted income (loss) per common share	$(0.04)	$0.06		$(1.63)	$(3.56)
FOR THE YEAR ENDED DECEMBER 31, 2006		(As Restated	)	(As Restated )
Net revenue	$75,269	$87,342		$83,951	$87,759
Operating income (loss)	8,995	21,942		20,361	(51,337)
Net income (loss)(2)	857	6,737		(669)	(51,106)
Basic income (loss) per common share	$0.01	$0.12		$(0.02)	$(1.20)
Diluted income (loss) per common share	$0.01	$0.11		$(0.02)	$(1.20)

(1)	The quarter ended June 30, 2007 includes a loss on the early extinguishment of debt of $1.0 million, which was recorded in connection with the completion of a new $850 million credit agreement in June 2007 and the related retirement of the term and revolving loans under its pre-existing credit agreement. The quarters ended September 30, 2007 and December 31, 2007 include impairment charges of $81.3 million and $149.3 million, respectively. Additionally, the quarter ended December 31, 2007 includes a $5.9 million gain on the sale of certain assets in the Caribbean.

(2)	The quarter ended June 30, 2006 includes a loss on the early extinguishment of debt of $2.3 million, which was recorded in connection with the completion of a new $850 million credit agreement in June 2006 and the related retirement of the term and revolving loans under its pre-existing credit agreement. Additionally, the Company recorded a gain of $2.5 million during the same quarter related to the contribution of assets to our affiliate CMP. The quarter ended December 31, 2006 includes an impairment charge of $63.4 million, which was recorded in connection with the Company’s annual impairment evaluation of intangible assets. In addition, there was non-cash stock compensation charge of $10.4 million related to the amendment of the CEO’s employment agreement in December, 2006.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in the statement of operations instead of AOCI. In addition, as of June 15, 2006, certain amounts included in AOCI should have been reversed and recognized in the statement of operations.

As a result of the corrections of the error discussed above, the Company’s income before income tax benefit and equity loss of affiliate for the three months ended June 30, 2006 and September 30, 2006 increased approximately $6.3 million and decreased approximately $5.8 million, respectively, resulting primarily from the reclassification of a portion of AOCI to the statement of operations. Net income for the three months ended June 30, 2006 and September 30, 2006 increased approximately $2.0 million and decreased approximately $1.9 million, respectively.

SCHEDULE I

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Provision for		Balance
	Beginning	Doubtful		at End
Fiscal Year	of Year	Accounts	Write-offs	of Year

2007
Allowance for doubtful accounts	$1,942	2,954	(3,057)	$1,839
2006
Allowance for doubtful accounts	$2,404	3,313	(3,775)	$1,942
2005
Allowance for doubtful accounts	$2,650	3,753	(3,999)	$2,404

S-1

EXHIBIT INDEX

21.1	Subsidiaries of Cumulus Media Inc.
23.1	Consent of KPMG LLP.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.