Form 10-K/A
period 2007-12-31
CUMULUS MEDIA INC
filed 2008-04-29
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 00-24525

Cumulus Media Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	36-4159663 (I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Documents Incorporated by Reference:
None

EXPLANATORY NOTE
     Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Cumulus Media Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 by adding the information required by Items 10, 11, 12 ,13 and 14. In addition, as further required by Rule 12b-15, this amended Annual Report contains new certifications by our principal executive officer and our principal financial officer, filed as exhibits hereto under Part IV, Item 15 hereof.

PART III

10.	Directors, Executive Officers and Corporate Governance

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

13.	Certain Relationships and Related Transactions, and Director Independence

14.	Principal Accountant Fees and Services

PART IV

15.	Exhibits and Financial Statement Schedules

Signatures
EX-31.1 SECTION 302, CERTIFICATION OF THE PEO
EX-31.2 SECTION 302, CERTIFICATION OF THE PFO
EX-32.1 SECTION 906, CERTIFICATION OF THE PEO/PFO

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Directors of the Registrant
     Lewis W. Dickey, Jr., age 46, has served as our Chairman, President and Chief Executive Officer since December 2000, and as a Director since March 1998. Mr. L. Dickey was one of our founders and initial investors, and served as our Executive Vice Chairman from March 1998 to December 2000. Mr. L. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise-Building Radio Brands, published by the National Association of Broadcasters (the “NAB”), one of the industry’s leading texts on competition and strategy. Mr. L. Dickey also serves as a member of the NAB’s Radio Board of Directors. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. L. Dickey is the brother of John W. Dickey, our Executive Vice President. Mr. Dickey’s term as a director expires at the 2008 Annual Meeting, and we expect that he will stand for reelection.
     Ralph B. Everett, age 56, has served as one of our directors since July 1998. Since January 2007, Mr. Everett has served as the President and Chief Executive Officer of the Joint Center for Political and Economic Studies, a national, nonprofit research and public policy institution located in Washington, D.C. Prior to 2007, Mr. Everett had been a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he headed the firm’s Federal Legislative Practice Group. In 1998, Mr. Everett was appointed by President Clinton as United States Ambassador to the 1998 International Telecommunication Union Plenipotentiary Conference. He is a director and a member of the Investment Committee of Shenandoah Life Insurance Company. He is also a member of the Board of Visitors of Duke University Law School. Mr. Everett’s term as a director expires in 2009.
     Holcombe T. Green, Jr., age 68, has served as one of our directors since May 2001. Mr. Green is currently a private investor. He served as the Chairman and Chief Executive Officer of WestPoint Stevens, Inc. from 1992 to 2003. In June 2003, WestPoint Stevens filed for reorganization under Chapter 11 of the federal bankruptcy laws. Mr. Green is also the founder and principal of Green Capital Investors, L.P., a private investment partnership, and certain other affiliated partnerships. Mr. Green’s term as a director expires in 2009.
     Eric P. Robison, age 48, has served as one of our directors since August 1999. Mr. Robison is currently the President of Lynda.com, an Internet based software and education training company, and President of IdeaTrek, a company that provides business consulting services. From 1994 to 2002, Mr. Robison worked for Vulcan Inc., the holding company that manages all personal and business interests for investor Paul G. Allen, as Vice President, Business Development, managing various projects and investigating investment opportunities. Mr. Robison currently serves as a Director of CNET Media Networks, Inc. Mr. Robison’s term as a director expires in 2010.
     Robert H. Sheridan, III, age 45, has served as one of our directors since July 1998. Mr. Sheridan has served as a Senior Vice President and Managing Director of Banc of America Capital Investors, or BACI, the principal investment group within Bank of America Corporation since January 1998, and is a Senior Vice President and Managing Director of BA Capital, which was formerly known as NationsBanc Capital Corp. He has an economic interest in the entities comprising the general partners of BACI and BA Capital. He was a Director of NationsBank Capital Investors, the predecessor of BACI, from January 1996 to January 1998. Mr. Sheridan’s term as a director expires in 2010.
Executive Officers of the Registrant
     The information required by this item with respect to our executive officers is contained in Part I of this report, as originally filed March 17, 2008.
Section 16(a) Beneficial Ownership Reporting Compliance
     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and executive officers, and any persons who beneficially own more than 10% of our common stock, are required to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Based upon our review of copies of such reports for our 2007 fiscal year and written representations from our directors and executive officers, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, have complied with all applicable filing requirements for our 2007 fiscal year, except as follows: Mr. L. Dickey filed a late report regarding shares withheld for tax purposes in connection with his deferred share award on December 20, 2007, and Messrs. Gausvik, Pinch and J. Dickey each filed a late report regarding shares withheld for tax purposes in connection with the vesting, on three dates during 2007, of portions of prior awards of restricted shares.
Code of Ethics
     We have adopted a Code of Business Conduct and Ethics, referred to as our Code of Ethics, that applies to all of our employees, executive officers and directors and meets the requirements of the rules of the SEC and the under the current listing standards of the NASDAQ Global Select Market (the “NASDAQ Rules”). The Code of Ethics is available on our website, www.cumulus.com, or can be obtained without charge by written request to Richard S. Denning, Corporate Secretary, at our principal executive offices. If we make any substantive amendments to this Code of Ethics, or if our Board grants any waiver, including any implicit waiver, from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of the waiver in a current report on Form 8-K.
Nomination Process
     There are have been no material changes to our procedures by which our stockholders may recommend nominees for the board of directors. Historically, we have not had a formal policy with regard to the consideration of director candidates recommended by our stockholders. To date, our Board has not received any recommendations from stockholders requesting that it consider a candidate for inclusion among our Board’s slate of nominees in our proxy statement, other than pursuant to the exercise of the contractual rights of holders of our Class B Common Stock. The absence of such a policy does not mean, however, that a recommendation would not have been considered had one been received, or will not be considered, if one is received in the future. Our Board will give consideration to the circumstances in which the adoption of a formal policy would be appropriate.
     Our Board evaluates all candidates based upon, among other factors, a candidate’s financial literacy, knowledge of our industry or other background relevant to our needs, status as a stakeholder, “independence” (for purposes of compliance with the rules of the SEC and the NASDAQ Rules), and willingness, ability and availability for service. Other than the foregoing, there are no stated minimum criteria for director nominees, although our Board may also consider such other factors as it may deem are in the best interests of us and our stockholders.
     Our bylaws provide for stockholder nominations to our Board, subject to certain procedural requirements. To nominate a director to our Board, a stockholder must give timely notice of their nomination in writing to our Corporate Secretary, not later than 90 days prior to the anniversary date of the annual meeting of stockholders in the preceding year. All such notices must include (1) the stockholder’s name and address, (2) a representation that the stockholder is one of our stockholders, and will remain so through the record date for the upcoming Annual Meeting, (3) the class and number of shares of our common stock that the stockholder holds (beneficially and of record), and (4) a representation that the stockholder intends to appear in person or by proxy at the upcoming Annual Meeting to make the nomination. The stockholder must also provide information on their prospective nominee, including such person’s name, address and principal occupation or employment, a description of all arrangements or understandings between the stockholder, their prospective nominee and any other persons (to be named), the written consent of the prospective nominee, and such other information as would be required to be included in a proxy statement soliciting proxies for the election of the stockholder’s prospective nominee.
Board of Directors; Committees of the Board
     Our Board has reviewed the independence of each of its members and has determined that all directors (except for our Chairman, Mr. L. Dickey, who is also our President and Chief Executive Officer) are “independent,” as such term is defined under the NASDAQ Rules.
     It is primarily our Board’s responsibility to oversee the management of our business. To assist in carrying out this responsibility, our Board has established a standing audit committee and compensation committee. Our Board does not have a standing nominating committee.
     The current members of the Audit Committee are Robert H. Sheridan, III (Chairman), Ralph B. Everett and Holcombe T. Green, Jr., none of whom is an employee. Our Board has determined that each Audit Committee member is “independent,” as such term is defined under the rules of the SEC and the NASDAQ Rules applicable to audit committee members, and meets the NASDAQ Rules’ financial literacy requirements. None of the current members has participated in the preparation of the financial statements of Cumulus or its subsidiaries at any time during the past three years. Our Board has determined that Mr. Sheridan (1) is an “audit committee financial expert,” as such term is defined under the rules of the SEC, and (2) meets the NASDAQ Rules’ professional experience requirements.
     The current members of the Compensation Committee are Messrs. Robison (Chairman) and Sheridan, and Holcombe T. Green, Jr., each of whom is “independent,” as such term is defined under the NASDAQ Rules, for purposes of membership on the Compensation Committee.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     This compensation discussion and analysis provides an overview of our compensation objectives and policies, the elements of compensation that we provide to our top executive officers, and the material factors that we considered in making the decisions to pay such compensation. Following this analysis, we have provided a series of tables containing specific information about the compensation earned or paid in 2007 to the following individuals, whom we refer to as our named executive officers:
•	Lewis W. Dickey, Jr., our Chairman, President and Chief Executive Officer;

•	Martin R. Gausvik, our Executive Vice President, Treasurer and Chief Financial Officer;

•	Jon G. Pinch, our Executive Vice President and Co-Chief Operating Officer; and

•	John W. Dickey, our Executive Vice President and Co-Chief Operating Officer.
     The discussion below is intended to help you understand the information provided in those tables and put that information into context within our overall compensation program.
Executive Compensation Program Objectives
     Our executive compensation program has three primary and related objectives:
•	to provide a total compensation package that allows us to compete effectively in attracting, rewarding and retaining executive leadership talent,

•	to reward executives for meaningful performance that contributes to enhanced long-term stockholder value and our general long-term financial health, and

•	to align the interests of our executives with those of our stockholders.
     In accordance with these goals, we provide a significant portion of each executive’s compensation in the form of at-risk incentive awards that measure individual performance and our success as a company in achieving our business strategy and objectives. With respect to our performance, we focus primarily on the performance and results of our stations, as measured by station operating income, which is a financial measure that isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio, and the cash flow generated by our business.
     Our compensation program is implemented by the Compensation Committee of our Board.
Compensation Program Elements and their Purpose

     Our executive compensation program consists primarily of the following integrated components: base salary, annual incentive awards, and long-term incentive opportunities. The program also contains elements relating to retirement, severance, and other employee benefits.
     Base salary. Base salary is the fixed portion of an executive’s annual compensation and is intended to recognize fundamental market value for the skills and experience of the individual relative to the responsibilities of his position with us. Changes to base salary are intended to reflect, among other things, the executive’s performance as indicated through functional progress, career and skill development, and mastery of position competency requirements. Base salary is the foundational element of the total compensation package to which most other elements relate.
     Annual incentive. Unlike base salary, which is fixed, annual incentive compensation is intended to vary as a direct reflection of company and individual performance over a twelve-month period. The incentive opportunity is expressed as a percent of base salary and is paid in the form of a cash bonus.
     Long-term incentives. Long-term incentives, which have been made in the form of grants of options exercisable for our common stock or awards of restricted shares of our common stock, are granted with the intent to reward performance over a multi-year period with clear links to performance criteria and long-term stockholder value. For Mr. L. Dickey, the incentive opportunity through May 2013 has been set pursuant to the terms of his current employment agreement, which took effect on December 20, 2006, and was designed to maintain a desired balance between short- and long-term compensation over the term of the agreement, as discussed further below. The incentive opportunity for our other named executive officers, determined on an annual basis by the Compensation Committee, is designed to maintain a similar balance. The realized compensation from these incentives will vary as a reflection of stock price or other financial performance over time. For 2007, we used awards of restricted stock exclusively to deliver long-term incentive opportunity to our named executive officers.
     Employee retirement/health and welfare benefit plans. These benefits are intended to provide competitive levels of medical, retirement and income protection, such as life and disability insurance coverage, for the executives and their families. Our executives generally participate in the same programs pertaining to medical coverage (active employee and retiree), life insurance, disability, and retirement offered to all of our eligible employees. In addition, our executives participate in an executive life insurance program. We believe that our benefits and retirement programs are comparable to those offered by the companies in our industry and, as a result, are needed to ensure that our executive compensation remains competitive.
     Severance and other termination payments. Each named executive officer is party to an employment agreement under which he may receive severance benefits upon his termination of employment in various circumstances, including following a change of control. The severance-related agreements available to the named executive officers are described in more detail under “—Potential Payments upon Termination or Change of Control.” We believe that our severance arrangements, including the amount of the severance benefit, are comparable to those offered by the companies in our peer groups and, as a result, are needed to ensure that our executive compensation remains competitive.
     Executive perquisites. We provide a car allowance to each of our named executive officers. We do not provide perquisites such as financial planning or country club memberships.
Determining the Amount of Each Element
     Base salary. We are party to employment agreements with each of our named executive officers. Each of these agreements provides for a contractual level of base salary. The agreements with Messrs. Gausvik, Pinch and J. Dickey provide for discretionary annual increases within certain parameters, and the Compensation Committee seeks to set base salaries at levels that we and the executive deem fair, given the executive’s responsibilities and individual performance.
     Annual incentive. Like base salary, the parameters of the cash bonus also are set forth in the employment agreements with each of the named executive officers, and are based on achievement of annual performance goals established by the Compensation Committee. Within those parameters, however, the Compensation Committee maintains a level of discretion and flexibility. The decision to increase or decrease cash bonuses from year to year is generally based on a variety of factors the Compensation Committee deems appropriate, including our overall performance, the executive’s individual performance, the business environment over the course of the prior year, and any extraordinary accomplishments during the prior year. These factors are discussed more thoroughly under “—Long-term incentives,” immediately below. We believe this flexibility, coupled with a history of appropriately rewarding performance, provide an effective incentive for the continued superior performance of our executives.
     Long-term incentives. In connection with determining the equity incentive compensation for each of our named executive officers in 2007, the Compensation Committee considered a number of factors, including:
•	Year-over-year performance. Our 2007 same-station station operating income decreased 2.1% from in 2006. The Compensation Committee feels that station operating income is an appropriate measure of our performance, as it isolates the amount of income generated solely by our stations and assists our management in evaluating the earnings potential of our station portfolio. Our management has observed that station operating income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used station operating income as the primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be extremely useful in order to determine the value of our portfolio of stations. We believe that station operating income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators.

•	Performance relative to our peers in the industry. Although our 2007 results were generally lower than our results for 2006, the Compensation Committee also examined our results as compared to similarly situated competitors in our industry, noting that on a relative basis, our operating performance was stronger than several of our competitors.

•	Cumulus Media Partners. When setting compensation levels for 2007, the Compensation Committee gave considerable weight to the additional responsibilities assumed by our named executive officers in managing Cumulus Media Partners, LLC (“CMP”), a private partnership created by Cumulus and affiliates of Bain Capital Partners LLC, The Blackstone Group and Thomas H. Lee Partners, L.P. The Compensation Committee recognizes, and in making compensation decisions took into account the fact that our named executive officers now manage an enterprise that has nearly doubled in size as a result of the CMP partnership, based on station operating income. We expect that future compensation determinations, especially over the next several years, will continue to reflect the increased responsibilities of our named executive officers relating to CMP.
     As noted earlier, for 2007 we used awards of restricted stock to deliver long-term incentives. These awards generally are designed to vest over four years (half of Mr. L. Dickey’s awards are contingent on meeting a performance goal as well, described below). The purpose of these awards is to focus the executives on total stockholder return, with a substantial risk of forfeiture in the first four years, and to provide retention value during the service period. In addition, because the per share grant date value of restricted shares is effectively greater than the per share grant date value of stock options, fewer shares are awarded compared to stock options. The Compensation Committee believes that these awards provide significant performance incentive and retention value while aligning the applicable compensation with stockholder interests.
     The realized compensation value from long-term incentives is ultimately determined by our stock price performance over the term of the awards and the executive’s decision as to when to sell shares.
     The decision to rely solely on awards of restricted stock (as opposed to stock options, other forms of equity, or cash) as long-term incentive compensation was determined based upon industry trends in equity compensation, by balancing factors that included the cost of equity awards and projected impact on stockholder dilution, and as a result of our adoption of SFAS No. 123R, Share Based Compensation, which requires the measurement and recognition of compensation expense for all share-based awards to employees and directors based on estimated fair values.

     Compensation of the Chief Executive Officer. Mr. L. Dickey is compensated per the terms of his Employment Agreement, which was entered into on December 20, 2006. See “—Employment Agreements.”
Allocating Between Long-term and Annual Compensation
     We seek to maintain an executive compensation program that is balanced in terms of each element of pay relative to competitive practices, with the incentive emphasis placed on long-term results. The overall program is intended to balance business objectives for executive pay for performance, retention, competitive market practices and stockholder interests. Based on the fair value of equity awards granted to named executive officers in 2007 (other than the one-time grant of deferred shares awarded to Mr. L. Dickey as inducement to enter into his employment agreement) and the 2007 base salary of the named executive officers, approximately 67.2% of the annual total direct compensation target opportunity was subject to performance risk for named executive officers through the annual and long-term incentive plans. Annual cash-incentive awards, which constitute short-term incentives, accounted for approximately 14.3% of annual target compensation for the named executive officers. Long-term incentive awards made up approximately 52.9% of the annual target compensation mix for the named executive officers. The Compensation Committee developed target total direct compensation and these relative divisions between short- and long-term incentives for 2007 based upon its own analysis of general compensation practices at similar companies.
When Long-term Grants are Made
     The Compensation Committee typically grants long-term incentive awards annually at a regularly scheduled meeting of our Board, usually in the first or second quarter of the fiscal year. The meeting date is scheduled well in advance and without regard to potential stock price movement. On February 8, 2008, the Compensation Committee awarded Mr. L. Dickey an award of restricted shares, pursuant to the terms of his employment agreement. Although the Compensation Committee expects to grant discretionary awards to the other named executive officers in 2008, it has not done so as of the date of this report.
The Role of Executive Officers in Determining Executive Compensation
     Our Chief Executive Officer develops recommendations regarding executive compensation, including proposals relative to compensation for individual executive officers, using internal and external resources. These resources include such things as compensation surveys, external data and reports from consultants and data, reports and recommendations from internal staff. Recommendations from our Chief Executive Officer include and consider all aspects of the compensation program — philosophy, design, compliance and competitive strategy — as well as specific actions regarding individual executive officer compensation. The Compensation Committee reviews these recommendations, and decides whether to accept, reject, or revise the proposals.
     Our Chief Executive Officer and our Chief Financial Officer assist the Compensation Committee in understanding key business drivers included in program designs, especially incentive programs. This may include defining related measures and explaining the mutual influence on or by other business drivers and the accounting and tax treatment relating to certain awards. Our Chief Executive Officer also provides regular updates to the Compensation Committee regarding current and anticipated performance outcomes and their impact on executive compensation.
     Our general counsel, with the assistance of our outside counsel, ensures that appropriate plan documentation and approvals are received in order to keep executive pay programs in compliance with applicable laws and stock exchange listing requirements. Our general counsel and outside counsel also advise the Compensation Committee and our Board regarding compliance with appropriate governance standards and requirements.
Discretion to Modify Awards
     As previously noted, annual incentive awards are based on our performance and that of each individual executive officer over the most recently completed fiscal year. The Compensation Committee reserves the right to adjust individual goals during the course of the year in order to reflect changes in our business.
     Under our equity incentive plans, the Compensation Committee has limited discretion to extend an award that would otherwise be forfeited, but not beyond the original term of the award. The Compensation Committee generally does not have the authority to unilaterally rescind an award. Each award defines the terms under which it would be forfeited according to the terms of the applicable equity incentive plan.
Impact of Restated Earnings on Previously Paid or Awarded Compensation
     We have not had to restate earnings in a manner that would impact incentive award payments. If future restatements are necessary, the Compensation Committee and the Board will consider the facts and circumstances relating to the cause of the restatement, as well as the requirements under Section 304 of the Sarbanes-Oxley Act of 2002, in determining whether any payments based upon the financial results were made unjustly and the materiality and methods for recovering such payments.
Accounting and Tax Treatment of Direct Compensation
     For executives, all compensation is subject to federal, state and local taxes as ordinary income or capital gains as various tax jurisdictions provide. Section 162(m) of the U.S. tax code places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to any one of our named executive officers. However, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee anticipates that awards under our long-term incentive programs will continue to qualify as performance-based compensation. To maintain flexibility in compensating our executives, however, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes that such payments are appropriate. Accordingly, certain components of our executive compensation program are designed to be qualifying performance-based compensation under Section 162(m) while others are not.
     With the adoption of FAS 123R, we do not expect accounting treatment of differing forms of equity awards to vary significantly and, therefore, accounting treatment is not expected to have a material effect on the selection of forms of compensation.
Compensation Committee Report
     The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K.
The Compensation Committee of the Board of Directors:
Eric P. Robison, Chairman
Holcombe T. Green, Jr.
Robert H. Sheridan, III
Summary Compensation Table
     We have employment agreements with each of our executive officers, as described under “— Employment Agreements” below. The following table summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2007 and December 31, 2006.
     Based on the fair value of equity awards granted to named executive officers in 2007 (other than the one-time grant of deferred shares awarded to Mr. L. Dickey as inducement to enter into his employment agreement) and the 2007 base salary of the named executive officers, approximately 32.0% of the annual total direct compensation was base salary. Cash-incentive awards, which constitute short-term incentives, accounted for approximately 14.3% of annual target compensation and restricted share grants, which constitute long-term incentives, made up approximately 52.9% of the annual compensation mix for the named executive officers.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
							Change in
							Pension
						Non-	Value and
						Equity	Non-
						Incentive	Qualified
						Plan	Deferred
				Stock	Option	Compen-	Compensation	All Other
		Salary	Bonus	Awards	Awards	sation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)	($)(2)	($)	($)		($)
Lewis W. Dickey, Jr.,	2007	$901,250	n/a	$8,560,300 (3)	$0	$700,000	n/a	$12,976	(4)	$10,174,526
Chairman, President and	2006	825,000	n/a	3,395,000 (5)	0	800,000	n/a	13,476	(6)	5,033,476
Chief Executive Officer
Martin R. Gausvik,	2007	495,000		147,600		100,000		17,519	(7)	760,119
Executive Vice President,	2006	485,100	n/a	174,300	0	175,000	n/a	18,645	(8)	853,045
Treasurer and Chief Financial Officer
Jon G. Pinch,	2007	505,000		196,800		120,000		13,687	(9)	835,487
Executive Vice President	2006	486,675	n/a	232,400	0	200,000	n/a	14,556	(10)	933,631
and Co-Chief Operating Officer
John W. Dickey,	2007	570,000		590,400		185,000		14,572	(11)	1,359,972
Executive Vice President and	2006	548,372	n/a	697,200	0	250,000	n/a	15,072	(12)	1,510,644
Co-Chief Operating Officer

(1)	The amounts in column (e) reflect the dollar amount of awards pursuant to the 2004 Equity Incentive Plan recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and December 31, 2006, respectively, in accordance with FAS 123R. Assumptions used in the calculation of these amounts are included in note 11 to the consolidated financial statements included in this report, as originally filed March 17, 2008.

(2)	We consider the bonuses paid in a given fiscal year as being earned in the prior fiscal year. The amounts reported in this column for reflect the bonus earned in the year indicated.

(3)	Includes a one-time grant of deferred shares issued as an inducement to Mr. L. Dickey to enter into his employment agreement.

(4)	Reflects an automobile allowance of $11,500 and employer-paid life insurance premiums of $1,476.

(5)	In March 2006 Mr. L. Dickey received an award of restricted shares of our Class A Common Stock that was valued at $3,395,000, as recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R. See note (2) above. However, on December 20, 2006, we repurchased those shares, at their then-current market value, as part of a previously disclosed share and option repurchase arrangement that was part of Mr. L. Dickey’s employment agreement that took effect in December 2006.

(6)	Reflects an automobile allowance of $12,000 and employer-paid life insurance premiums of $1,476.

(7)	Reflects an automobile allowance of $11,500, employer-paid life insurance premiums of 3,072, and a 401(k) contribution of $2,947.

(8)	Reflects an automobile allowance of $8,050, employer-paid life insurance premiums of 3,072, and a 401(k) contribution of $3,573.

(9)	Reflects an automobile allowance of $8,050, employer-paid life insurance premiums of 3,072, and a 401(k) contribution of $2,565.

(10)	Reflects an automobile allowance of $8,400, employer-paid life insurance premiums of 3,072, and a 401(k) contribution of $3,084.

(11)	Reflects an automobile allowance of $11,500 and employer-paid life insurance premiums of 3,072.

(12)	Reflects an automobile allowance of $12,000 and employer-paid life insurance premiums of 3,072.
     Grants of Plan-Based Awards

     The Compensation Committee approved awards of restricted common stock, pursuant to our 2004 Equity Incentive Plan, to each of our executive officers in 2007.
     The grants to Messrs. Gausvik, Pinch and J. Dickey were of time-vested shares: one-half of each grant will vest on the second anniversary of the grant date, with the remainder to vest quarterly over the next eight successive calendar quarters. The grants are conditioned on the continuous employment of the grant recipients.
     With regard to the grant to Mr. L. Dickey, half of the grant was of time-vested restricted shares, which will vest according to the same schedule as the grants to the other executive officers, as described above. The remaining portion of the grant was for performance-restricted shares, which will vest upon achievement of a Compensation Committee-approved target average annual Adjusted EBITDA (calculated on a same-station basis) for the three -year period ending December 31, 2009.
     The table below summarizes the grants of plan-based awards to each of the named executive officers for the fiscal year ended December 31, 2007.

								All Other	All Other
								Stock	Option
								Awards:	Awards:	Exercise
			Estimated Future Payouts			Estimated Future Payouts		Number of	Number of	or Base	Grant Date
			Under Non-Equity Incentive			Under Equity Incentive		Shares of	Securities	Price of	Fair Value of
			Plan Awards			Plan Awards		Stock or	Underlying	Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Lewis W. Dickey, Jr.,	March 1, 2007	n/a	n/a	n/a	n/a	320,000	n/a	n/a	n/a	n/a	$3,148,800
Chairman, President and Chief Executive Officer
Martin R. Gausvik,	March 1, 2007	n/a	n/a	n/a	n/a	15,000	n/a	n/a	n/a	n/a	$147,600
Executive Vice President, Treasurer and Chief Financial Officer
Jon G. Pinch,	March 1, 2007	n/a	n/a	n/a	n/a	20,000	n/a	n/a	n/a	n/a	$196,800
Executive Vice President and Co-Chief Operating Officer
John W. Dickey,	March 1, 2007	n/a	n/a	n/a	n/a	60,000	n/a	n/a	n/a	n/a	$590,400
Executive Vice President and Co-Chief Operating Officer

(1)	The amounts in column (l) reflect the dollar amount of awards pursuant to the 2004 Equity Incentive Plan recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123R. Assumptions used in the calculation of these amounts are included in note 11 to the consolidated financial statements included in this report, as originally filed March 18, 2008.
     Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan Awards:					Number of	Value of
			Number of				Market	Unearned Shares,	Unearned
	Number of	Number of	Securities			Number of	Value of	Units or	Shares,
	Securities	Securities	Underlying			Shares or	Shares or	Other	Units or
	Underlying	Underlying	Unexercised	Option		Units of	Units of	Rights	Other
	Unexercised	Unexercised	Unearned	Exercise	Option	Stock That	Stock That	That Have	Rights That
	Options (#)	Options (#)	Options	Price	Expiration	Have Not	Have Not	Not Vested	Have Not
Name	Exercisable	Unexercisable	(#)	($)	Date	Vested (#)	Vested ($)	(#)	Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lewis W. Dickey, Jr.,	—	—	—	—	—	—	—	320,000	$2,572,800
Chairman, President and	343,750	156,250	0	$19.38	5/13/2014	—	—	—	—
Chief Executive Officer	350,000	0	0	$14.03	3/4/2013	—	—	—	—
	500,000	0	0	$14.62	3/1/2012	—	—	—	—
	30,000	0	0	$27.875	8/30/2009	—	—	—	—
	500,000	0	0	$27.875	8/30/2009	—	—	—	—
	93,815	0	0	$24.19	7/1/2008	—	—	—	—
	78,179	0	0	$21.29	7/1/2008	—	—	—	—
	93,815	0	0	$20.16	7/1/2008	—	—	—	—
	78,179	0	0	$18.52	7/1/2008	—	—	—	—
	93,815	0	0	$16.80	7/1/2008	—	—	—	—
	78,179	0	0	$16.10	7/1/2008	—	—	—	—
	484,708	0	0	$14.00	7/1/2008	—	—	—	—
Martin R. Gausvik,	—	—	—	—	—	—	—	42,500	$341,700
Executive Vice President,	68,750	31,250	0	$19.38	5/13/2014	—	—	—	—
Treasurer and Chief	150,000	0	0	$14.03	3/4/2013	—	—	—	—
Financial Officer	250,000	0	0	$16.62	3/1/2012	—	—	—	—
	250,000	0	0	$5.92	4/12/2011	—	—	—	—
	300,000	0	0	$6.4375	10/4/2010	—	—	—	—
Jon G. Pinch,	—	—	—	—	—	—	—	49,375	$396,975
Executive Vice President and Co-Chief	51,563	24,437	0	$19.38	5/13/2014	—	—	—	—
Operating Officer	100,000	0	0	$16.60	11/29/2012	—	—	—	—
	150,000	0	0	$12.90	12/3/2011	—	—	—	—
	73,377	0	0	$3.9375	12/1/2010	—	—	—	—
John W. Dickey,	—	—	—	—	—	—	—	145,001	$1,165,808
Executive Vice President and Co-Chief Operating Officer	137,500	62,500	0	$19.38	5/13/2014	—	—	—	—
	200,000	0	0	$14.03	3/4/2013	—	—	—	—
	250,000	0	0	$14.62	3/1/2012	—	—	—	—
	250,000	0	0	$5.92	4/12/2011	—	—	—	—
	250,000	0	0	$6.4375	10/2/2010	—	—	—	—
	76,354	0	0	$27.875	8/30/2009	—	—	—	—
	152,708	0	0	$14.00	7/1/2008	—	—	—	—

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized	Acquired	Value Realized
	on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Lewis W. Dickey, Jr.,	0	$0	685,000	$5,411,500
Chairman, President and Chief Executive Officer
Martin R. Gausvik,	0	$0	15,625	$210,614
Executive Vice President, Treasurer and Chief Financial Officer
Jon G. Pinch,	0	$0	20,833	$157,961
Executive Vice President and Co-Chief Operating Officer
John W. Dickey,	0	$0	41,667	$421,233
Executive Vice President and Co-Chief Operating Officer
Potential Payments upon Termination or Change of Control
     The following analyses reflect the amount of compensation payable to each of the named executive officers in the event of termination of employment under the following scenarios: resignation for good reason, termination without cause, termination for cause, resignation without reason (voluntary resignation), termination in connection with a change of control, and termination due to death or disability. The analyses assume that the date of termination was December 31, 2007 (the last business day of fiscal year 2007) and the dollar value of any equity is calculated using a per share price of $8.04, which was the reported closing price of our Class A Common Stock on that date. In addition, the analyses assume the sale, on that date, of all restricted stock whose vesting is accelerated as a result of termination and all Class A Common Stock issuable upon exercise (and payment of the exercise price) of options whose vesting is accelerated as a result of termination and whose exercise price is less than $8.04, but not the sale of existing holdings of Class A or Class C Common Stock or Class A or Class C Common Stock issuable upon exercise of already vested options.
     Upon termination or resignation for any reason, the named executive officers are entitled to any earned but unpaid base salary and bonus, as well as reimbursement of any unreimbursed business expenses and payments due under the terms of our benefit plans. Our analyses assume that all such amounts have been paid as of the date of termination and thus are not otherwise reflected.
     Unless otherwise specified, all cash payments are lump-sum payments.
     Lewis W. Dickey, Jr. The following analysis describes the potential payments upon termination of employment for Lewis W. Dickey, Jr., our Chairman, President and Chief Executive Officer. Other than the accelerated vesting of certain awards of options and restricted stock awarded to Mr. L. Dickey in connection with prior employment agreements, all potential payments to Mr. L. Dickey upon termination of his employment or upon a change of control are governed by his current employment contract, described under “— Employment Agreements.”
     According to Mr. L. Dickey’s current employment agreement, he would be entitled to compensation upon resignation for “good reason,” termination without “cause” or by death or disability. He would be eligible for additional compensation upon termination without cause during the six-month period preceding a change of control. According to his current employment agreement:
•	“good reason” means the assignment of duties inconsistent with Mr. L. Dickey’s position, authority, duties or responsibilities, or any adverse change in reporting responsibilities, other than isolated or insubstantial actions we take not in bad faith that we correct;

•	“cause” means Mr. L. Dickey’s conviction of a felony, conviction of a crime involving Cumulus, willful misconduct or failure to substantially perform his duties in an way that materially adversely affects us, or willful fraud or material dishonesty; and

•	“change of control” means the occurrence of any of the following: (i) the sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of our assets taken as a whole to any “person” or “group” of related persons (as such terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934), (ii) the adoption of a plan relating to our liquidation or dissolution, (iii) the consummation of any transaction (including, without limitation, any purchase, sale, acquisition, disposition, merger or consolidation) the result of which is that any Person or Group becomes the “beneficial owner” (as such term is defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934) of more than 50% of the aggregate voting power of all classes of our capital stock having the right to elect directors under ordinary circumstances, or (iv) the first day on which a majority of the members of the Board are not Continuing Directors (as defined in the employment agreement).
     Any severance payment payable to Mr. L. Dickey would be payable in four equal consecutive installments, provided that if the payment would constitute a “deferral of compensation” under Section 409A of the Internal Revenue Code of 1986, as amended, and Mr. L. Dickey were to be a “specified employee” under Section 409A, then the payment would be payable upon the earlier of 6 months from the date of termination or death. Any bonus payment payable to Mr. L. Dickey would be payable upon the final preparation of audited financial statements for the year of termination.
     Mr. L. Dickey’s current employment agreement contains a confidentiality provision, an 18-month non-compete covenant, an 18-month prohibition on the solicitation of employees, customers or suppliers, and a covenant of confidentiality.
     Assuming a termination had occurred on December 31, 2007, Mr. L. Dickey would have been entitled to receive:
•	for resignation for good reason or termination without cause, $2,505,081, representing a severance payment equal to two years’ base salary, plus his bonus amount for 2007, plus $2,581 (the value of 12 months’ continued coverage under the Company’s employee benefit plans);

•	for termination without cause during the six-month period preceding a change of control, $5,962,281, representing a severance payment of two years’ base salary, plus his bonus amount for 2007, plus the market value on the date of termination of a grant of 430,000 shares of Class A Common Stock (payable in a lump-sum cash payment in lieu of shares of Class A Common Stock, at our option), plus $2,581 (the value of 12 months’ continued coverage under the Company’s employee benefit plans); and

•	for termination upon death or disability, $2,103,831, representing one year’s salary continuation, plus his bonus amount for 2007, plus $2,581 (the value of 12 months’ continued coverage under the Company’s employee benefit plans) and a benefit of $500,000 under his executive life insurance policy.
     Assuming Mr. L. Dickey’s employment was terminated for cause or he resigned without good reason, Mr. L. Dickey would have received no severance payments, forfeited any bonus for 2007 and, pursuant to the terms of his current employment agreement, would have been obligated to promptly pay a $5.5 million retention plan payment to us in cash.
     In addition to the benefits described above, according to the terms of his then-current employment agreement, which governs certain provisions of the grants of options awarded to Mr. L. Dickey in 2004, upon resignation for good reason, all unvested options are forfeited; upon termination without cause, 50% of any unvested options will immediately vest; and upon termination within six months prior to a change of control, all unvested options will immediately vest. As of the assumed date of termination, Mr. L. Dickey had no unvested options with an exercise price less than $8.04.
     Martin R. Gausvik, Jon G. Pinch and John W. Dickey. The following analysis describes the potential payments upon termination of employment for Martin R. Gausvik, our Executive Vice President, Treasurer and Chief Financial Officer, Jon G. Pinch, our Executive Vice President and Co-Chief Operating Officer, and John W. Dickey, our Executive Vice President and Co-Chief Operating Officer. All potential severance payments are governed by their current employment contracts, described under “—Employment Agreements.” All potential accelerated vesting of equity awards are governed by the applicable award agreements, and provide for full acceleration upon a change of control and an additional 12 months’ vesting upon termination for death or disability.
     According to their respective current employment agreements, each of Messrs. Gausvik, Pinch and J. Dickey would be entitled to compensation upon resignation for “good reason,” termination without “cause” or by death or disability. They each would be eligible for additional compensation upon termination in connection with a change of control. According to their current employment agreements:
•	“good reason” means the assignment of duties materially inconsistent with their respective positions (including status, offices, titles or reporting relationships), authority, duties or responsibilities, any material adverse change in their respective reporting responsibilities, or any action by us that results in a material diminution in their respective positions, authority, duties or responsibilities, but excluding an action not taken in bad faith that we correct; (ii) any failure by us to comply in a material respect with the compensation and benefits provisions their respective employment agreements, but excluding a failure or action not taken in bad faith that we correct; or relocation of their respective job locations by more than a specified amount;

•	“cause” means the gross negligence or willful misconduct in the performance of their respective duties; commission of any felony or act of fraud or material dishonesty involving Cumulus that is likely to have a material adverse effect upon our business or reputation or their respective abilities to perform their duties for the Company; material breach of any agreement with us concerning noncompetition or the confidentiality of proprietary information; or any material breach of their respective fiduciary duties to Cumulus; and

•	“change of control” means (a) the sale or other disposition (other than by way of merger or consolidation) of all or substantially all of our assets to any person or group other than Lewis W. Dickey, Jr. or a pre-existing controlling stockholder (or their affiliates); (b) the adoption of a plan relating to our liquidation or dissolution; (c) the consummation of any transaction the result of which is that any person or group becomes the beneficial owner of more than 35% of our voting capital stock; or (d) the first day on which a majority of the members of our Board are not “continuing directors.” According to the 2004 Equity Incentive Plan and the 2002 Stock Incentive Plan, which govern the accelerated vesting of any equity incentives, “change of control” means (v) the acquisition by any person of beneficial ownership of 35% or more of the voting power of our common stock (other than any acquisition directly by or from us or an employee benefit plan or related trust we sponsor or maintain); (w) under certain circumstances, a change in a majority of the members of the Board; (x) consummation of a business combination transaction, unless, following such transaction, no person beneficially owns, directly or indirectly, 35% or more of the voting power of the entity resulting from such transaction and at least half of the members of the board of directors of the surviving entity were members of our Board at the time we agreed to the transaction; (y) approval by the stockholders of the Company of our complete liquidation or dissolution; or (z) such other event as the Board may determine by express resolution to constitute a change in control.
     Any severance payment payable to Mr. Gausvik would be payable over the course of the year following the date of termination, in accordance with the regular payroll schedule then in effect. For Messrs. Pinch or J. Dickey, any such severance payment would be payable in four equal consecutive quarterly installments, with the first such payment to be made within 15 days following the date of termination.
     Each of their respective current employment agreements contain a confidentiality provision, a 12-month non-compete covenant, a 12-month prohibition on the solicitation of employees, customers or suppliers, and a covenant of confidentiality.
     Assuming a termination had occurred on December 31, 2007, Messrs. Gausvik, Pinch and J. Dickey would each have been entitled to receive:
•	for resignation for good reason or termination without cause, $495,000, $505,000, and $570,000, respectively, representing a severance payment equal to one year’s base salary.

•	for termination in connection with a change of control, $836,700, $901,975, and $1,735,808, respectively, representing a severance payment of one year’s base salary, plus the accelerated vesting of all of their respective, as-yet-unvested restricted shares.

•	for termination upon death or disability, $1,336,700, $1,401,975, and $2,235,808, respectively, representing one year’s salary continuation, plus an additional 12 months of vesting of their respective as-yet-unvested restricted shares, plus proceeds from their respective executive life insurance policies.
     Assuming termination of employment for cause or voluntary resignation, Messrs. Gausvik, Pinch and J. Dickey would have received no severance payments and would have forfeited any bonus for 2007. In addition, upon termination for cause due to an intentional act by any of them that was adverse to us, the Board would have the right to declare all of such executive’s unvested restricted shares forfeited.
     In addition to the benefits described above, according to their respective current employment agreements, upon resignation for good reason, termination without cause, death or disability, unvested options that would have vested in the 12 months after the date of termination will immediately vest, and upon termination within one year following a change of control, all unvested options will immediately vest. As of the assumed date of termination, none of Messrs. Gausvik, Pinch or J. Dickey had unvested options with an exercise price less than $8.04.
Director Compensation
     We use a combination of cash and stock-based incentive combination to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Generally, non-employee directors receive a fee of $7,500 per quarter ($30,000 annually). Additionally, each non-employee director receives an additional $2,500 per quarter ($10,000 annually) for each committee membership he holds. Each non-employee director also receives a $1,500 fee for each in-person meeting of our Board (or for each in-person meeting of a committee, if not conducted in connection with a Board meeting) and $300 for each telephonic meeting of our Board or a committee thereof. Finally, each non-employee director receives reimbursement of out-of-pocket expenses incurred in connection with attendance at each such meeting.

					Change in
					Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name(1)	($)	($)	($) (2)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ralph B. Everett	$82,600	n/a	n/a	n/a	n/a		$82,600
Holcombe T. Green, Jr.	$93,200	n/a	n/a	n/a	n/a		$93,200
Eric P. Robison	$80,500	n/a	n/a	n/a	n/a	$38,125 (2)	$118,625
Robert H. Sheridan, III	$93,200	n/a	n/a	n/a	n/a		$93,200

(1)	Lewis W. Dickey, Jr., our Chairman, President and Chief Executive Officer, is not included in this table as he is an employee and thus receives no compensation for his services as a director. The compensation Mr. L. Dickey received as an employee is shown in the Summary Compensation Table elsewhere in this proxy statement.

(2)	On May 11, 2006, we entered into an arrangement with Mr. Robison, whereby he provided us with various consulting services in connection with identifying and pursuing possible business development opportunities. The agreement was renewed for 2007, with identical terms. In consideration for such services, we agreed to pay Mr. Robison a fee of $2,500 per day for each full day of service, together with reimbursement of out-of-pocket expenses reasonably and actually incurred, provided that the aggregate compensation to be paid to Mr. Robison pursuant to this arrangement would not exceed $59,000 during fiscal year 2007.
Employment Agreements
     As discussed more particularly below, we have entered into employment agreements with each of our named executive officers. Subject to certain exceptions, these employment agreements prohibit each of our named executive officers from competing with us for a specified period of time after a termination of employment.
     Lewis W. Dickey, Jr. serves as our Chairman, President and Chief Executive Officer. On December 20, 2006, we entered into a Third Amended and Restated Employment agreement with Mr. L. Dickey. The agreement has an initial term through May 31, 2013 and is subject to automatic extensions of one-year terms thereafter unless terminated by advance notice by either party in accordance with the terms of the agreement. Mr. L. Dickey shall receive an initial base salary of $900,000 per year with annual increases of $40,000, subject to further merit increases as the Compensation Committee deems appropriate. Mr. L. Dickey is also eligible for an annual bonus of between 75% and 100% of his base salary upon achievement of annual performance goals set by the Compensation Committee each year.
     The agreement also provides for grants of 160,000 shares of time-vested restricted Class A Common Stock and 160,000 shares of performance restricted Class A Common Stock in each fiscal year during his employment term. The time-vested restricted shares shall vest in three installments, with one-half vesting on the second anniversary of the date of grant, and one-quarter vesting on each of the third and fourth anniversaries of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment. Vesting of performance restricted shares is dependent upon achievement of Compensation Committee-approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment. Any performance restricted shares that do not vest according to this schedule will be forfeited. In the event that we undergo a change of control, as defined in the agreement, then any issued but unvested portion of the restricted stock grants held by Mr. L. Dickey will become immediately and fully vested. In addition, upon such a change of control, we will issue Mr. L. Dickey a predetermined award of shares of Class A Common Stock, such number of shares decreasing by 70,000 shares upon each of the first five anniversaries of the date of the agreement (currently 360,000 shares). Mr. L. Dickey may not transfer any restricted shares, except to us, until they vest. In addition to the specified grants of restricted stock, Mr. L. Dickey remains eligible for the grant of stock options or other equity incentives as determined by the Compensation Committee.
     As an inducement to entering into the agreement, the agreement provided for a signing bonus grant of 685,000 deferred shares of Class A Common Stock, issued on December 20, 2007. The agreement also provides that, should Mr. L. Dickey resign his employment or we terminate his employment, in each case other than under certain permissible circumstances, Mr. L. Dickey shall pay to the Company, in cash, a predetermined amount (such amount decreasing by $1.0 million on each of the first six anniversaries of the date of the agreement; $5.5 million currently). This payment is automatically waived upon a change of control.

     As further inducement, the agreement provided for our repurchase, as of the effective date of the agreement, of all of Mr. L. Dickey’s rights and interests in and to (a) options to purchase 500,000 shares of Class A Common Stock, previously granted to him at an exercise price per share of $6.4375, options to purchase 500,000 shares of Class A Common Stock, previously granted to him at an exercise price per share of $5.92, and options to purchase 150,000 shares of Class A Common Stock, previously granted to him at an exercise price per share of $14.03, for an aggregate purchase price of $6,849,950, and (b) 500,000 shares of Class A Common Stock, previously awarded to him as restricted stock, for an aggregate purchase price of $5,275,000, each purchase price paid in a lump-sum cash payment at the time of purchase.
     Mr. L. Dickey’s agreement further provides that in the event we terminate his employment without “cause,” or if he terminates his employment for “good reason” (as these terms are defined in the agreement), then we must pay an amount equal to two times his annual base salary then in effect, payable in four equal quarterly installments. We must also pay to Mr. L. Dickey a lump-sum amount equal to the sum of (A) his earned but unpaid base salary through the date of termination, (B) any earned but unpaid annual bonus for any completed fiscal year, and (C) any unreimbursed business expenses or other amounts due from us as of the date of termination. Finally, we must pay to Mr. L. Dickey, upon the final preparation of our audited financial statements for the year of termination, a prorated bonus to reflect the partial year of service.
     In the event Mr. L. Dickey voluntarily terminates his employment for good reason, he will forfeit all unvested time-vested restricted shares and performance restricted shares. In the event we terminate Mr. L. Dickey’s employment without cause, 50% of any unvested time-vested restricted shares and performance restricted shares will become immediately and fully vested, and the remaining 50% of any time-vested restricted shares and performance restricted shares will be forfeited. However, if we terminate his employment without cause within six months prior to a change-in-control, then 100% of any issued but unvested restricted shares will become immediately and fully vested.
     In the event Mr. L. Dickey’s employment is terminated with cause, or if he terminates his employment without good reason, then we are only obligated to pay him for compensation, bonus payments or unreimbursed expenses that were accrued but unpaid through the date of termination or resignation. Further, Mr. L. Dickey will forfeit all unvested restricted shares.
     The agreement cancels and supersedes the Company’s prior employment agreement with Mr. L. Dickey, except with respect to provisions relating to the grant of equity incentives previously granted and with respect to provisions relating to the reduction of Mr. L. Dickey’s February 2000 loan (since repaid), each as previously disclosed. Those provisions, which were set forth in the employment agreement entered into by the Company and Mr. L. Dickey in July 2001 remain in effect according to their original terms and conditions with no changes.
     Martin R. Gausvik serves as our Executive Vice President, Treasurer and Chief Financial Officer. Under the terms of his Employment Agreement, dated May 12, 2000, he was entitled to receive an initial annual base salary of $275,000, subject to annual increases of not less than 5.0% during each year of the term of his employment agreement. The agreement provides that Mr. Gausvik may receive an annual bonus of up to 50% of his base salary, half of which is based upon the achievement of Board-approved budgeted revenue and cash flow targets, and half of which is based upon the discretion of our Chief Executive Officer and the Compensation Committee. Mr. Gausvik’s employment agreement had an initial three-year term, which, since that date, has been automatically renewed for successive one-year periods.
     Mr. Gausvik’s employment agreement provides that in the event we terminate his employment without cause, or if he terminates his employment for good reason, then, in addition to amounts that he is owed through the date of termination, he will also receive a severance payment equal to his annual base salary as in effect at the time of termination. In addition, any unvested time-vested stock options that would otherwise vest within one year of the date of termination will become exercisable. Finally, in the event that we undergo a change of control, then, in addition to being entitled to receive the severance payments and equity rights that would be due upon a termination without cause, all unvested stock options held by Mr. Gausvik will become immediately exercisable.

     Jon G. Pinch serves as our Executive Vice President and Co-Chief Operating Officer. Under the terms of his Employment Agreement, dated December 1, 2000, he was entitled to receive an initial annual base salary of $425,000, subject to merit increases, as the Compensation Committee deems appropriate. The agreement provides that Mr. Pinch may receive an annual bonus of up to $200,000, based upon the achievement of Board-approved budgeted revenue and cash flow targets as adjusted by our Chief Executive Officer and the Compensation Committee in their collective discretion. Mr. Pinch’s employment agreement had a three-year term, which expired on December 1, 2003, and since that date has been automatically renewed for successive one-year periods.
     Mr. Pinch’s employment agreement also provides that in the event we terminate his employment without cause, or if he terminates his employment for good reason, then, in addition to amounts that he is owed through the date of termination, he shall also receive a severance payment equal to the greater of (1) two-thirds of his aggregate base salary (at the rate in effect at the time of termination), which would remain payable until the expiration of the employment agreement term, or (2) the amount equal to his annual base salary in effect at the time of termination. In addition, any unvested time-vested stock options that would otherwise vest within one year of the date of termination will become exercisable. Finally, in the event that we undergo a change of control, then, in addition to being entitled to receive the severance payments and equity rights that would be due upon a termination without cause, all unvested stock options held by Mr. Pinch will become immediately exercisable.
     John W. Dickey serves as our Executive Vice President and Co-Chief Operating Officer. Under the terms of Mr. J. Dickey’s Employment Agreement, dated January 1, 2001, he was entitled to receive an annual base salary of $375,000 for 2001. Such base salary since been subject to merit increases, as the Compensation Committee has deemed appropriate. The agreement provides that Mr. J. Dickey may receive a bonus of up to 50% of his base salary, half of which is based upon the achievement of Board-approved budgeted revenue and cash flow targets, and half of which is based upon the collective discretion of our Chief Executive Officer and the Compensation Committee. The initial term of Mr. J. Dickey’s employment agreement expired on January 1, 2003, and since that date has been automatically renewed for successive one-year periods.
     Mr. J. Dickey’s agreement also provides that in the event we terminate his employment without cause, or if he terminates his employment for good reason, then, in addition to amounts that he is owed through the date of termination, he shall also receive a severance payment equal to the greater of (1) two-thirds of the aggregate base salary payments (at the rate in effect at the time of termination) that would remain payable until the expiration of the employment agreement term, or (2) the amount equal to his annual base salary in effect at the time of termination. In addition, any unvested time-vested stock options that would otherwise vest within one year of the date of termination will become exercisable. Finally, in the event we undergo a change of control, then, in addition to being entitled to receive the severance payments and equity rights that would be due upon a termination without cause, all unvested stock options held by Mr. J. Dickey will become immediately exercisable.
Compensation Committee Interlocks and Insider Participation
     During 2007, Eric P. Robison (Chairman), Robert H. Sheridan, III and Holcombe T. Green, Jr., none of whom are our officers or employees, were members of the Compensation Committee of our Board, which determines, or makes recommendations with respect to, compensation matters for our executive officers. None of the Compensation Committee members serve as members of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.
Item 12. Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters
Beneficial Ownership of Our Common Stock
     The following table lists information concerning the beneficial ownership of our common stock as of April 15, 2008 (unless otherwise noted) by (1) each of our directors and each of our other executive officers who were employed as of December 31, 2007, (2) all of our directors and executive officers as a group, and (3) each person known to us to own beneficially more than 5% of any class of our common stock.

	Class A Common		Class B Common		Class C Common
	Stock(1)		Stock(1)		Stock(1) (2)		Percentage
	Number of		Number of		Number of		of Voting
Name of Stockholder	Shares	Percentage	Shares	Percentage	Shares	Percentage	Control
Banc of America Capital Investors SBIC, L.P. (3)	821,568	2.2%	4,959,916	85.4%	—	—	1.9%
BA Capital Company, L.P. (3)	945,250	2.5%	849,275	14.6%	—	—	2.2%
Wallace R. Weitz & Company (4)	2,177,218	5.9%	—	—	—	—	5.0%
Reed Conner & Birdwell, LLC (5)	4,205,275	11.3%					9.6%
Dimensional Fund Advisors LP (6)	3,366,318	9.0%	—	—	—	—	7.79%
Hawkeye Capital Master (7)	2,449,153	6.6%					5.6%
Cyrus Capital Partners, L.P. (8)	2,726,463	7.3%					6.2%
Maverick Capital, Ltd. (9)	2,520,170	6.8%	—	—	—	—	5.8%
Lewis W. Dickey, Jr. (10)	3,721,052	9.6%	—	—	2,145,561	100%	41.9%
John W. Dickey (11)	3,129,568	8.1%	—	—	—	—	6.9%

Martin R. Gausvik (12)	1,130,585	3.0%	—	—	—	—	2.5%
Jon G. Pinch (13)	508,048	1.4%	—	—	—	—	1.2%
Robert H. Sheridan, III (14)	172,500	*	—	—	—	—	*
Ralph B. Everett (15)	243,562	*	—	—	—	—	*
Eric P. Robison (15)	252,405	*	—	—	—	—	*
Holcombe T. Green, Jr. (15)	171,562	*	—	—	—	—	*
All directors and executive officers as a group (8 persons)	9,329,282	22.1%	—	—	2,145,561	100%	48.3%

*	Indicates less than one percent.

(1)	Except upon the occurrence of certain events, holders of Class B Common Stock are not entitled to vote, whereas each share of Class A Common Stock entitles its holder to one vote and, subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. The Class B Common Stock is convertible at any time, or from time to time, at the option of the holder of the Class B Common Stock (provided that the prior consent of any governmental authority required to make the conversion lawful has been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock or Class C Common Stock on a share-for-share basis; provided that our Board has determined that the holder of Class A Common Stock at the time of conversion would not disqualify us under, or violate, any rules and regulations of the FCC.

(2)	Subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. The Class C Common Stock is convertible at any time, or from time to time, at the option of the holder of the Class C Common Stock (provided that the prior consent of any governmental authority required to make such conversion lawful has been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock on a share-for-share basis; provided that our Board has determined that the holder of Class A Common Stock at the time of conversion would not disqualify us under, or violate, any rules and regulations of the FCC. In the event of the death of Mr. L. Dickey or in the event he becomes disabled and, as a result, terminates his employment with us, each share of Class C Common Stock held by him, or any party related to or affiliated with him, will be automatically be converted into one share of Class A Common Stock.

(3)	The address of BA Capital Company, L.P. and Banc of America Capital Investors, SBIC, L.P. is 100 North Tryon Street, Floor 25, Bank of America Corporate Center, Charlotte, North Carolina 28255. Includes options to purchase 105,000 shares of Class A Common Stock granted to BA Capital Company, L.P. in connection with its designation of a member to serve on our Board and exercisable within 60 days. This information is based in part on a Schedule 13 D/A filed on July 23, 2007 and in part on a Form 4 filed on January 31, 2007.

(4)	The address of Wallace R. Weitz & Company is 1125 South 103rd Street, Suite 600, Omaha, Nebraska 68124. This information is based on a Schedule 13G filed on January 11, 2008.

(5)	The address of Reed Conner & Birdwell, LLC is 11111 Santa Monica Blvd., Suite 1700, Los Angeles, California 90025. This information is based on a Schedule 13G/A filed on August 6, 2007.

(6)	The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimension Fund Advisors LP was formerly Dimension Fund Advisors Inc. This information is based on a Schedule 13G/A filed on February 6, 2008.

(7)	The address of Hawkeye Capital Master is One Capital Place, P.O. Box 897GT, Georgetown, Grand Cayman E9 475. This information is based on a Schedule 13G filed on February 14, 2008.

(8)	The address of Cyrus Capital Partners, L.P. is 390 Park Avenue, 21st Floor, New York, New York 10022. This information is based on a Schedule 13G filed on January 28, 2008.

(9)	The address of Maverick Capital is 300 Crescent Court, 18th Floor, Dallas, Texas 75201. This information is based on a Schedule 13G filed on February 14, 2008.

(10)	Represents beneficial ownership attributable to Mr. L. Dickey as a result of his direct ownership of 2,331,052 shares of Class A Common Stock and 644,871 shares of Class C Common Stock, and his controlling interest in DBBC, LLC, which currently holds 10,000 shares of Class A Common Stock. Also includes options to purchase 1,380,000 shares of Class A Common Stock and 1,500,690 shares of Class C Common Stock granted to Mr. L. Dickey and exercisable within 60 days. Mr. L. Dickey disclaims beneficial ownership of shares owned by DBBC, LLC except to the extent of his pecuniary interest therein. Pursuant to his employment agreement. As of April 15, 2008, Mr. L. Dickey has pledged all of his directly held shares of our common stock to secure certain loans made by him.

(11)	Represents beneficial ownership attributable to Mr. J. Dickey as a result of his direct ownership of 1,750,506 shares of Class A Common Stock and options to purchase 1,379,062 shares of Class A Common Stock exercisable within 60 days. As of April 15, 2008, Mr. J. Dickey has pledged all of his directly held shares of our common stock to secure certain loans made by him.

(12)	Represents beneficial ownership attributable to Mr. Gausvik as a result of his direct ownership of 80,141 shares of Class A Common Stock and options to purchase 1,050,000 shares of Class A Common Stock exercisable within 60 days, as well as 444 shares owned by his daughter, an employee of the Company.

(13)	Represents beneficial ownership attributable to Mr. Pinch as a result of his direct ownership of 109,671 shares of Class A Common Stock and options to purchase 398,377 shares of Class A Common Stock exercisable within 60 days.

(14)	Represents options to purchase 172,500 shares of Class A Common Stock exercisable within 60 days granted to Mr. Sheridan. Does not reflect any shares owned by BACI or by BA Capital. Mr. Sheridan is a Senior Vice President and Managing Director of each of BACI and BA Capital and a Managing Director of Bank of America Capital Investors, one of the principal investment groups within Bank of America Corporation. He has an economic interest in the entities comprising the general partners of BACI and BA Capital. As BA Capital’s designee to our Board, Mr. Sheridan disclaims beneficial ownership of the options except to the extent of his pecuniary interest therein.

(15)	Includes options to purchase 241,562 shares of Class A Common Stock exercisable within 60 days granted to Mr. Everett, 252,405 shares of Class A Common Stock exercisable within 60 days granted to Mr. Robison and 171,562 shares of Class A Common Stock exercisable within 60 days granted to Mr. Green.
Securities Authorized for Issuance Under Equity Compensation Plans
     The required information regarding securities authorized for issuance under equity compensation plans is contained in Part II, Item 5 of this report, originally filed March 17, 2008.
Changes In Control
     See “Transactions with Management and Others—Agreement and Plan of Merger” under Item 13 of this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Transactions with Related Persons
     Our Board recognizes that related person transactions present a heightened risk of conflicts of interest. The Audit Committee has been delegated the authority to review and approve all related party transactions involving directors or executive officers of the Company. Generally, a “related person transaction” is a transaction in which we are a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. “Related persons” include (a) our executive officers, directors, and holders of more than 5% of our common stock, and any of their immediate family members.
     Under the policy, when management becomes aware of a related person transaction, management reports the transaction to the Audit Committee and requests approval or ratification of the transaction. Generally, the Audit Committee will only approve related party transactions that are on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third person. The Audit Committee will report to the full Board all related person transactions presented to it.
     The related party transactions described in “—Transactions with Management and Others” below were approved by a special committee of independent directors (which included all of the members of the Audit Committee), formed expressly for the consideration of the described transactions:
Transactions with Management and Others
     Agreement and Plan of Merger
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
     At a meeting held on July 23, 2007, the special committee unanimously (1) determined that the Merger Agreement and the transactions contemplated thereby, including the merger, are fair to and in the best interests of us and our unaffiliated stockholders, (2) declared it to be advisable for us to enter into the Merger Agreement and to consummate the transactions contemplated thereby, including the merger, and (3) recommended to our board of directors that (a) our board of directors approve and declare advisable the Merger Agreement and the transactions contemplated thereby, including the Merger and (b) our board of directors recommend the adoption by our stockholders of the Merger Agreement.
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
     Assuming the Merger is completed before June 1, 2008, the maximum total cash payments our directors (other than L. Dickey) may receive in respect of their beneficially owned common stock and other compensation plans, including options, upon the completion of the merger are as follows: Ralph Everett — $392,550, Holcombe Green — $160,550, Eric Robison — $293,615 and Robert Sheridan — $94,000. The maximum total cash payments our executive officers may receive in respect of their beneficially owned common stock and other compensation plans, including options and restricted shares, upon the completion of the merger (and in the case of L. Dickey and J. Dickey, after contribution of certain of their shares of our common stock to Parent as described below) are as follows: L. Dickey — $16,551,085, Jonathan G. Pinch — $1,861,892, Martin R. Gausvik — $3,992,907 and J. Dickey — $5,729,071. In addition, the Dickeys have agreed to contribute an aggregate of 4,461,512 shares of our Class A Common Stock and 644,871 shares of our Class C Common Stock to Parent in exchange for equity interests in Cloud Holding Company, LLC (“Holdings’), in lieu of receiving the $11.75 per share price that our other stockholders will receive for those shares. After completion of the merger, we expect that L. Dickey will continue to serve as our Chairman, President and Chief Executive Officer and J. Dickey will continue to serve as our Executive Vice President and Co-Chief Operating Officer. In addition, it is anticipated that our other executive officers will hold positions that are substantially similar to their current positions. We expect that L. Dickey and J. Dickey and our other executive officers will also enter into new employment agreements with Cumulus or Holdings.
Voting Agreements
     We and Parent have entered into voting agreements regarding the Merger with L. Dickey, J. Dickey and other members of the Dickey family (“the Dickeys”) and with two Bank of America N.A. affiliates (the “BOA Affiliates”). Under the terms of both agreements, the Dickeys and the two BOA Affiliates have each agreed to the following:
•	Agreement to Vote. Each of the Dickeys and the BOA Affiliates have agreed to vote all of their respective shares of our common stock (1) for the adoption of the Merger Agreement and against any company acquisition proposal or any other proposal made in opposition to the merger, or (2) if the board terminates the Merger Agreement pursuant to a superior proposal, or Parent terminates the Merger Agreement due to a change of recommendation by our board to approve the merger in connection with a superior proposal, and, in either case, we pay Parent the termination fee with respect thereto under the Merger Agreement, for the adoption of such superior proposal and against any alternative company acquisition proposal or any other proposal made in opposition to such superior proposal, except that the BOA Affiliates’ agreement to vote for such superior proposal only applies if it is an all-cash proposal.

•	Irrevocable Proxies. Each of the Dickeys and the BOA Affiliates have granted to Parent, in the case of a vote on the Merger Agreement, and to us, in the case of a vote on a superior proposal following the termination of the Merger Agreement and payment of the termination fee due, their irrevocable proxy.

•	Transfer Restrictions. Each of the Dickeys and the BOA Affiliates have agreed not to (1) directly or indirectly transfer any shares of our common stock they beneficially own, (2) tender any of their shares in a tender or exchange offering, (3) enter into any other voting arrangements with respect to their shares, or (4) otherwise create any new restrictions on their ability to exercise their voting rights (except with respect to the Dickeys, who may transfer shares for estate planning purposes and pursuant to their rollover equity commitments described above).
     Each of the voting agreements terminates upon the termination of the Merger Agreement in accordance with its terms.
Director Independence
     See “Board of Directors; Committees of the Board” under Item 10 of this report.
Item 14. Principal Accountant Fees and Services
Auditor Fees and Services
Audit Fees
     KPMG LLP has billed us $800,000, in the aggregate, for professional services rendered by KPMG LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and reviews of the interim financial statements included in our quarterly reports on Form 10-Q filed during the fiscal year ended December 31, 2007. Audit fees also included fees for professional services rendered for the audits of management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting.
     For audit services rendered during the fiscal year ended December 31, 2006, KPMG LLP billed us $552,042.
Audit Related Fees
     KPMG LLP has billed us $29,908 for acquisition-advisory services and tender offer-advisory services in 2007. For similar services during 2006, KPMG LLP billed us $25,550.
Tax Fees
     KPMG LLP has billed us $187,667 for tax consulting and tax return preparation services during 2007. For similar services during 2006, KPMG LLP billed us $135,225.
All Other Fees
     KPMG LLP has billed us $51,500 for due diligence services related to the merger and for access to its on-line research library during 2007 and $1,500 for access to its on-line research library during 2006.
Policy on Pre-Approval of Services Performed by Independent Auditors
     The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by the independent auditors during the fiscal year. The Audit Committee regularly considers all non-audit fees when reviewing the independence of our independent auditors.

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

(a) (3) Exhibits.

2.1	Agreement and Plan of Merger, dated as of July 23, 2007, by and among Cloud Acquisition Corporation, Cloud Merger Corporation and Cumulus Media Inc. (incorporated herein by reference to Exhibit 2.1 of our current report on Form 8-K, filed on July 23, 2007).
3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended (incorporated herein by reference to Exhibit 3.2 of our annual report on Form 10-K, for the year ended December 31, 2006).
3.2	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 of our annual report on Form 10-K, for the year ended December 31, 2004).
4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed on August 2, 2002).
4.2	Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 4.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
4.3	Shareholder Agreement, dated as of the March 28, 2002, by and between BancAmerica Capital Investors SBIC I, L.P. and Cumulus Media Inc. (incorporated herein by reference to Exhibit(d)(3) of our Schedule TO-I, filed on May 17, 2006).
4.4	Voting Agreement, dated July 23, 2007, by and among Cloud Acquisition Corporation, Cumulus Media Inc., Lewis W. Dickey, Jr., John W. Dickey, Michael W. Dickey, David W. Dickey and Lewis W. Dickey, Sr. (incorporated by reference to Exhibit 2.3 of the Company’s current report on Form 8-K, filed on July 23, 2007).
4.5	Voting Agreement, dated July 23, 2007, by and among the Cumulus Media Inc., BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P. (incorporated by reference to Exhibit 2.4 to the Company’s Form 8-K, filed on July 23, 2007).
10.1	Form of Cumulus Media Inc. 1998 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849).
10.2	Form of Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849).
10.3	Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.4	Cumulus Media Inc. 1999 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.5	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538)).
10.6	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on April 15, 2003 (Commission File No. 333-104542)).
10.7	Amended and Restated Cumulus Media 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A of our proxy statement on Schedule 14A filed on April 13, 2007).
10.8	Restricted Stock Award, dated April 25, 2005, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on April 29, 2005).
10.9	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K, filed on April 29, 2005).
10.10	Third Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on December 22, 2006).
10.11	Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.12	Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.13	Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.14	Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.15	Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on February 7, 2002).
10.16	Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2002).

25

10.17		Credit Agreement, dated as of June 7, 2006, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to 10.1 of our current report on Form 8-K, filed on June 8, 2006).
10.18		Guarantee and Collateral Agreement, dated as of June 15, 2006, among the Cumulus Media Inc., its Subsidiaries identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2006.
10.19		Amendment No. 1 to Credit Agreement, dated as of June 11, 2007, among Cumulus Media, Inc., the Lenders party thereto, and Bank of America, N.A. as Administrative Agent (incorporated herein by reference to 10.1 of our current report on Form 8-K, filed on June 15, 2007).
21.1		Subsidiaries of Cumulus Media Inc. (incorporated herein by reference to Exhibit 21.1 of our annual report on Form 10-K for the year ended December 31, 2007).
23.1		Consent of KPMG LLP (incorporated herein by reference to Exhibit 23.1 of our annual report on Form 10-K, for the year ended December 31, 2007).
31	.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b)	Exhibits. See Item 15(a)(3).

(c)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts

26

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th the day of April 2008

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