Form 10-Q
period 2008-03-31
CUMULUS MEDIA INC
filed 2008-05-09
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from                      to
Commission file number 000-24525
CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization	36-4159663 (I.R.S. Employer Identification No.)

3280 Peachtree Road N.W., Suite 2300, Atlanta, GA (Address of Principal Executive Offices)	30305 (ZIP Code)
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
Yes   ☐   No   ☑
     As of April 30, 2008, the registrant had outstanding 43,956,780 shares of common stock consisting of (i) 37,502,718 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$30,037	$32,286
Accounts receivable, less allowance for doubtful accounts of $1,762 and $1,839, in 2008 and 2007, respectively	46,874	52,496
Prepaid expenses and other current assets	5,752	5,835

Total current assets	82,663	90,617
Property and equipment, net	61,436	61,735
Intangible assets, net	783,683	783,638
Goodwill	98,300	98,300
Investment in affiliate	22,003	22,252
Other assets	4,589	4,000

Total assets	$1,052,674	$1,060,542

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,049	$23,916
Current portion of long-term debt	7,400	13,490

Total current liabilities	26,449	37,406

Long-term debt	720,960	722,810
Other liabilities	29,673	18,158
Deferred income taxes	159,333	162,890

Total liabilities	936,415	941,264

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 shares issued and outstanding in both 2008 and 2007; and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share, 0 shares issued and outstanding in both 2008 and 2007	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 59,572,592 and 59,468,086 shares issued, 37,505,565 and 37,101,154 shares outstanding, in 2008 and 2007, respectively	596	595
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2008 and 2007	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2008 and 2007	6	6
Class A Treasury stock, at cost, 22,067,027 and 22,366,932 shares in 2008 and 2007, respectively	(263,377)	(267,084)
Accumulated other comprehensive income	3,807	4,800
Additional paid-in-capital	969,773	971,267
Accumulated deficit	(594,604)	(590,364)

Total stockholders’ equity	116,259	119,278

Total liabilities and stockholders’ equity	$1,052,674	$1,060,542

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2008	2007
Broadcast revenues	$71,900	$71,401
Management fee revenues from affiliate	1,000	1,000

Net revenues	72,900	72,401

Operating expenses:
Station operating expenses, excluding depreciation, amortization and LMA fees (including provision for doubtful accounts of $738 and $645 in 2008 and 2007, respectively)	51,149	51,646
Depreciation and amortization	3,111	3,871
LMA fees	180	165
Corporate general and administrative (including non-cash stock compensation of $2,021 and $2,341, in 2008 and 2007, respectively)	5,461	6,728
Costs associated with proposed merger	140	—

Total operating expenses	60,041	62,410

Operating income	12,859	9,991
Nonoperating income (expense):
Interest expense	(20,860)	(14,627)
Interest income	328	84
Other income (expense), net	18	(29)

Total nonoperating expenses net	(20,514)	(14,572)

Loss before income taxes	(7,655)	(4,581)
Income tax benefit	(3,663)	(3,587)
Equity loss in affiliate	(248)	(819)

Net loss	$(4,240)	$(1,813)

Basic and diluted loss per common share:
Basic and diluted loss per common share	$(0.10)	$(0.04)

Weighted average basic and diluted common shares outstanding	43,046,722	43,206,683

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months	Three Months
	Ended March 31,	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(4,240)	$(1,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,111	3,871
Amortization of debt issuance costs	104	111
Amortization of derivative gain	(993)	—
Provision for doubtful accounts	738	645
(Gain)/loss on sale of assets or stations	(6)	16
Change in the fair value of derivative instruments	11,285	1,994
Deferred income taxes	(3,557)	(3,587)
Non-cash stock compensation	2,021	2,341
Equity loss in affiliate	248	819
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	4,884	8,132
Prepaid expenses and other current assets	83	(2,657)
Accounts payable and accrued expenses	(2,096)	(1,458)
Other assets	(698)	131
Other liabilities	(159)	147

Net cash provided by operating activities	10,725	8,692
Cash flows from investing activities:
Purchase of intangible assets	(42)	—
Capital expenditures	(2,811)	(1,104)
Other	8	(13)

Net cash used in investing activities	(2,845)	(1,117)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(7,940)	(5,000)
Tax withholding paid on behalf of employees	(2,242)	—
Proceeds from issuance of common stock	53	30

Net cash used in financing activities	(10,129)	(4,970)

Increase (decrease) in cash and cash equivalents	(2,249)	2,605

Cash and cash equivalents at beginning of period	32,286	2,392

Cash and cash equivalents at end of period	$30,037	$4,997

Non-cash operating, investing and financing activities:
Trade revenue	$3,232	$3,629
Trade expense	$3,152	$3,642
Interest paid	$11,444	$13,302
See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus”, “we” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2008.
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
Recent Accounting Pronouncement
     FAS 161. In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
     SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact that SFAS No. 161 will have on its consolidated financial statements.
2. Share-Based Compensation
     On February 8, 2008, the Compensation Committee of the Board of Directors granted 320,000 restricted shares of its Class A Common Stock to Mr. L. Dickey, the Company’s Chief Executive Officer. The restricted shares were granted pursuant to Mr. L. Dickey’s Third Amended and Restated Employment Agreement and are comprised of 160,000 shares of time-vested restricted Class A common stock which were previously accounted for in December 2006, as a result of the shares being effectively awarded at that time, and 160,000 performance vested restricted shares. Vesting of performance restricted shares is dependent upon achievement of compensation committee-approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant.
3. Derivative Financial Instruments
     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.

     In May 2005, Cumulus entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap, and will expire on March 13, 2009, unless extended pursuant to its terms. The May 2005 Swap changes the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. Starting in June 2006, the May 2005 Swap no longer qualified as a cash-flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of the accumulated other comprehensive income. Interest expense for the three months ended March 31, 2008 and 2007 includes charges of $6.4 and $2.0 million, respectively, related to the change in fair value.
     The fair value of the May 2005 Swap is determined periodically by obtaining quotations from Bank of America, the financial institution that is the counterparty to the Company’s swap arrangement. The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheets as of March 31, 2008 and December 31, 2007 reflect other long-term liabilities of $6.8 million and $0.4 million, respectively, to reflect the fair value of the May 2005 Swap. During the three-month period ended March 31, 2008 and 2007, $0.9 million and $1.3 million, respectively, were reported as reduction of interest expense, which represents yield adjustments on the hedged obligation.
     In May 2005, Cumulus also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the swap for two additional years, from March 13, 2009 through March 13, 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results. The balance sheets as of March 31, 2008 and December 31, 2007 reflect other long-term liabilities of $9.3 million and $4.4 million, respectively, to reflect the fair value of the May 2005 Option. During the three-month period ended March 31, 2008 and 2007, the company reported $4.9 million and $0.0 million of interest expense representing the change in fair value of the May 2005 option.

4. Acquisitions and Dispositions
Acquisitions
     At March 31, 2008 and 2007 the Company operated seven and four stations, respectively, under local marketing agreements (“LMAs”) pending FCC approval of acquisition. The consolidated statements of operations for the three months ended March 31, 2008 and 2007 include the revenue and broadcast operating expenses related to seven and four radio stations and any related fees associated with the LMAs.
5. Investment in Affiliate
     The Company’s investment in Cumulus Media Partners, LLC (“CMP”) is accounted for under the equity method. For the three months ended March 31, 2008 and, 2007, the Company recorded approximately $0.2 million and $0.8 million as equity losses in affiliate , respectively. For each of the three month periods ended March 31, 2008 and 2007, the affiliate generated revenues of $46.9 and $48.8 million, operating expense of $28.2 and $28.9 million and net income and loss of $0.6 million and $2.0 million, respectively.
     Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three months ended March 31, 2008 and 2007, the Company recorded as net revenues approximately $1.0 million, respectively, in management fees from CMP.
6. Long-Term Debt
     The Company’s long-term debt consisted of the following at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007

Term loan	$728,360	$736,300

Less: Current portion of long-term debt	7,400	13,490

	$720,960	$722,810

     On June 11, 2007, we entered into an amendment to our existing credit agreement, dated June 7, 2006, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Credit Agreement.” The Company’s obligations under the Credit Agreement are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.). In addition, the Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries.
     The Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on June 11, 2014 and has been decreasing in equal quarterly installments since September 30, 2007, with 0.25% of the then current aggregate principal payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at the option of the Company, the commitment will remain unchanged up to that date.
     Borrowings under the term facility bear interest, at the Company’s option, at a rate equal to LIBOR plus 1.75% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 0.75%. Borrowings under the revolving credit facility bear interest, at the Company’s option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon the Company’s leverage ratio).
     As of March 31, 2008, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 4.77%. As of March 31, 2008, the effective interest rate inclusive of the May 2005 Swap was 5.27%.
     Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Credit Agreement) and upon the sale of certain assets.
     The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party. As of March 31, 2008, the Company was in compliance with all financial and non-financial covenants.
7. Share Repurchases
     On September 28, 2004, the Company announced that its Board of Directors had authorized the repurchase, from time to time, of up to $100.0 million of the Company’s Class A Common Stock, subject to the terms of the Company’s then-existing credit agreement. Subsequently, on December 7, 2005, the Company announced that its Board had authorized the purchase of up to an additional $100.0 million of the Company’s Class A Common Stock. During the three months ended March 31, 2008 and 2007, the Company did not repurchase any shares of its Class A Common Stock in the open market. The Company has authority to repurchase an additional $57.0 million of its Class A Common Stock.
8. Earnings per Share
     The following table sets forth the computation of basic and diluted loss per share for the three-month periods ended March 31, 2008 and 2007 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007

Numerator:
Net loss	$(4,240)	$(1,813)
Denominator:
Denominator for basic loss per common share:
Weighted average common shares outstanding	43,047	43,207
Effect of dilutive securities:
Options	—	—
Restricted Shares	—	—

Shares applicable to basic and diluted loss per common share	43,047	43,207

Basic and diluted loss per common share	$(0.10)	$(0.04)

     The Company has issued restricted shares and options to key executives and employees to purchase shares of common stock as part of the Company’s stock compensation plans. At March 31, 2008, there were restricted shares granted and options issued and outstanding to purchase the following classes of common stock:

2008
Restricted shares of Class A Common Stock	850,313
Options to purchase Class A Common Stock	7,096,399
Options to purchase Class C Common Stock	1,500,690
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

	Three Months Ended March 31,
	2008	2007

Net loss	$(4,240)	$(1,813)
Yield adjustment — interest rate swap arrangement	(993)	—

Comprehensive loss	$(5,233)	$(1,813)

10. Commitments and Contingencies
     The contract with Katz, our national advertising agency, contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $7.6 million as of March 31, 2008 and will be paid in accordance with the agreement through July 2009.
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
     The Company is aware of three purported class action lawsuits related to the merger (See Note 11): Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company Lew Dickey, the other directors and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against the Company, Lew Dickey, the other directors, the sponsor, Parent and Merger Sub; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor.
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
11. Merger
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors. Risks and uncertainties that may effect forward-looking statements in this document include, without limitation, risks and uncertainties relating to leverage, the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
     The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of March 31, 2008, we owned and operated 307 stations in 56 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements to seven stations in three U.S. markets. In addition, we, along with three private equity firms, formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. As of March 31, 2008 CMP owned and operated 32 radio stations in 9 markets.
     As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we continue to be the second largest radio broadcasting company in the United States based on number of stations and believe that, based upon the stations we own or manage through CMP, we are the third largest radio broadcasting company based on net revenues. Upon completion of all the Company’s pending acquisitions, we, directly and through our investment in CMP, will own or operate a total of 339 radio stations in 65 U.S. markets.
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
     Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the three months ended March 31, 2008 and 2007, approximately 88.9% and 88.3% of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We engaged Katz Media Group, Inc. (“Katz”) to represent the Company as our national advertising sales agent.
     Our revenues vary throughout the year. As is typical in the radio broadcasting industry, our revenues and operating income are typically lowest in the first quarter and are relatively level in the other quarters, with the exception of certain of our stations such as those in Myrtle Beach, South Carolina, where the stations generally earn higher revenues in the second and third quarters of the year because of the higher seasonal population in those communities.
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
Results of Operations
     Analysis of Consolidated Statements of Operations. The following analysis of selected data from the Company’s consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,	Dollar Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

STATEMENT OF OPERATIONS DATA:
Net revenues	$72,900	$72,401	$499	0.7%
Station operating expenses excluding depreciation, amortization and LMA fees	51,149	51,646	(497)	-1.0%
Corporate general and administrative (including non-cash stock compensation expense)	5,461	6,728	(1,267)	-18.8%
Depreciation and amortization	3,111	3,871	(760)	-19.6%
LMA fees	180	165	15	9.1%
Costs associated with proposed merger	140	—	140	100.0%

Operating income	12,859	9,991	2,868	28.7%
Interest expense, net	20,532	14,543	5,989	41.2%
Other income (expense), net	18	(29)	(47)	-162.1%
Income tax benefit	(3,663)	(3,587)	76	2.1%
Equity in loss of affiliate	(248)	(819)	(571)	-69.7%

Net loss	(4,240)	(1,813)	(2,427)	133.9%

OTHER DATA:
Station operating income (1)	$21,751	$20,755	$996	4.8%
Station operating income margin (2)	29.8%	28.7%
Cash flows related to:
Operating activities	10,725	8,692	2,033	23.4%
Investing activities	(2,845)	(1,117)	1,728	154.7%
Financing activities	(10,129)	(4,970)	5,159	103.8%

(1)	Station operating income is defined as operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, costs associated with the proposed merger and non-cash stock compensation. Station operating income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended March 31, 2008 versus the Three Months Ended March 31, 2007
     Net Revenues. Net revenues increased slightly by $0.5 million, or 0.7% to $72.9 million for the three months ended March 31, 2008 from $72.4 million for the three months ended March 31, 2007 primarily due an increase in local advertising partially offset by a decline in national advertising.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $0.5 million, or 1.0%, to $51.1 million for the three months ended March 31, 2008 from $51.6 million for the three months ended March 31, 2007. This decrease was primarily attributable to general decreases in operating expenses across our station platform.
     The provision for doubtful accounts was $0.7 million for the three months ended March 31, 2008 as compared to $0.6 million during the three months ended March 31, 2007. As a percentage of net revenues, the provision for doubtful accounts was 1.0% for the three months ended March 31, 2008 and 0.9% in the three months ended March 31, 2007.
     Depreciation and Amortization. Depreciation and amortization decreased $0.8 million, or 19.6%, to $3.1 million for the three months ended March 31, 2008 compared to $3.9 million for the three months ended March 31, 2007. This decrease was primarily attributable to recorded assets being fully depreciated.
     LMA Fees. LMA fees totaled $0.2 million for the three months ended March 31, 2008 and were comprised primarily of fees associated with stations operated under LMAs in Vinton, Iowa, and Battle Creek and Ann Arbor, Michigan.
     Corporate, General and Administrative Expenses. Corporate, general and administrative expenses decreased $1.3 million, or 18.8%, to $5.4 million for the three months ended March 31, 2008 compared to $6.7 million for the three months ended March 31, 2007. This decrease is primarily attributable to the reduction and timing of certain expenses and a $0.3 million reduction in non-cash stock compensation.
     Non-operating Income (Expense). Interest expense, net of interest income, increased by $6.0 million to $20.5 million for the three months ended March 31, 2008 compared to $14.5 million for the three months ended March 31, 2007. Net interest expense associated with outstanding debt decreased by $2.3 million to $10.1 million as compared to $12.4 million in the prior year’s period. This decrease was due to a lower average cost of bank debt and decreased levels of bank debt outstanding during the current quarter. The net $8.3 million increase was primarily due to the change in the fair value, amortization and interest rate yield of certain derivative instruments.

	Three Months	Three Months	Dollar	Percent
	Ended March 31,	Ended March 31,	Change 2008	Change 2008
	2008	2007	vs. 2007	vs. 2007

Bank Borrowings — term loan and revolving credit facilities	$10,255	$13,712	$(3,457)	-25.2%
Bank Borrowings yield adjustment — interest rate swap arrangement — net	(884)	(1,340)	454	33.9%
Change in fair value of interest rate swap agreement	6,389	2,020	4,369	-216.3%
Change in fair value of interest rate option agreement	4,896	(26)	4,922	18930.8%
Other interest expense	204	261	(57)	-21.8%
Interest income	(328)	(84)	(242)	-288.1%

Interest expense, net	$20,532	$14,543	$5,989	41.2%

     Income Taxes For the three months ended March 31, 2008, the Company recorded an income tax benefit of $3.7 million, as compared to a $3.6 million benefit during the first quarter of 2007.
     Station Operating Income. As a result of the factors described above, station operating income increased $1.0 million, or 4.8%, to $21.8 million for the three months ended March 31, 2008 compared to $20.8 million for the three months ended March 31, 2007. Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, cost associated with the proposed merger and non-cash stock compensation. Station operating income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Station operating income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate the stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude proposed merger costs due to the temporary nature of such fees. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation as it does not represent an actual cash obligation.
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
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, (dollars in thousands):

	Three months ended March 31,
	2008	2007

Operating income	$12,859	$9,991
Corporate general and administrative	5,461	6,728
Depreciation and amortization	3,111	3,871
LMA fees	180	165
Costs associated with proposed merger	140	—

Station operating income	$21,751	$20,755

     Intangible Assets. Intangible assets, net of amortization, were $882.0 million as of March 31, 2008 and December 31, 2007, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Specifically identified intangible assets, including broadcasting licenses, acquired in a business combination are recorded at their estimated fair value on the date of the related acquisition. Purchased intangible assets are recorded at cost. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
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
     For the three months ended March 31, 2008, net cash provided by operating activities increased $2.0 million to $10.7 million from net cash provided by operating activities of $8.7 million for the three months ended March 31, 2007. The increase was primarily attributable to a $9.3 million increase in the change in fair value of the derivative, a $2.7 million increase in pre-paid expenses and other current assets offset by a $3.2 million decrease in accounts receivable, with the remaining decrease related to the net change in the remaining operating activities.
     For the three months ended March 31, 2008, net cash used in investing activities increased $1.7 million to $2.8 million from net cash used in investing activities of $1.1 million for the three months ended March 31, 2007. This increase was primarily associated with a $1.7 million increase in capital expenditures.
     For the three months ended March 31, 2008, net cash used in financing activities increased $5.1 million to $10.1 million from net cash used in financing activities of $5.0 million during the three months ended March 31, 2007. Net cash used during the current period was primarily attributable to an increase of $2.9 million related to the repayment of bank borrowings and $2.2 million tax withholding paid on behalf of employees.

     Credit Agreement
     On June 11, 2007, we entered into an amendment to our existing credit agreement, dated June 7, 2006, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Credit Agreement.”
     The Credit Agreement provides for a replacement term loan facility, in the original aggregate principal amount of $750.0 million, to replace the prior term loan facility, which had an outstanding balance of approximately $713.9 million, and maintains the pre-existing $100.0 million revolving credit facility. The proceeds of the replacement term loan facility, fully funded on June 11, 2007, were used to repay the outstanding balances under the prior term loan facility and under the revolving credit facility.
     Our obligations under the Credit Agreement are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect domestic subsidiaries (except for Broadcast Software International, Inc.). In addition, our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries.
     The Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on June 11, 2014 and will amortize in equal quarterly installments beginning on September 30, 2007, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at our option, the commitment will remain unchanged up to that date.
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
     As of March 31, 2008, prior to the effect of the May 2005 Swap the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 4.77%. As of March 31, 2008, the effective interest rate inclusive of the May 2005 Swap was 5.27%.
     Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Credit Agreement) and upon the sale of certain assets.
     The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party. As of March 31, 2008, we were in compliance with all financial and non-financial covenants.
     As previously disclosed, pursuant to the merger agreement relating to our pending acquisition (see Note 11) we agreed, upon the request of the buying group, to use our reasonable best efforts to enter into an amendment to the Credit Agreement to permit the consummation of the merger and the other transactions contemplated by the merger agreement. Accordingly, on March 13, 2008, we entered into a second amendment to the Credit Agreement that, among other things, would modify certain definitions, covenants and other provisions in the Credit Agreement. The provisions in the amendment would only take effect if we issue a written notice to the administrative agent specifying that the amendments take effect, which we may only do on the date of the consummation, or substantial consummation, of the transactions contemplated by the merger agreement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At March 31, 2008, 45.1% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by approximately $1.8 million for the three months ended March 31, 2008. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $328.4 million of borrowings outstanding at March 31, 2008 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by approximately $0.8 million for the three months ended March 31, 2008.

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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of March 31, 2008.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

10.1	Amendment No. 2 to Credit Agreement, dated as of March 13, 2008, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: May 8, 2008	By:	/s/ Martin R. Gausvik
Executive Vice President, Treasurer and
Chief Financial Officer

EXHIBIT INDEX

10.1	—	Amendment No. 2 to Credit Agreement, dated as of March 13, 2008, among Cumulus Media Inc., the Lenders, Party thereto, and Bank of America, N.A., Administrative Agent.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.