Form 10-Q
period 2008-06-30
CUMULUS MEDIA INC
filed 2008-08-11
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from                     to
Commission file number 000-24525
CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4159663
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3280 Peachtree Road, NW Suite 2300, Atlanta, GA	30305
(Address of Principal Executive Offices)	(ZIP Code)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 31, 2008, the registrant had 43,010,050 outstanding shares of common stock consisting of (i) 36,555,988 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$52,195	$32,286
Accounts receivable, less allowance for doubtful accounts of $2,058 and $1,839, in 2008 and 2007, respectively	53,573	52,496
Prepaid expenses and other current assets	5,231	5,835

Total current assets	110,999	90,617

Property and equipment, net	59,282	61,735
Intangible assets, net	784,656	783,638
Goodwill	98,300	98,300
Investment in affiliate	23,656	22,252
Other assets	4,237	4,000

Total assets	$1,081,130	$1,060,542

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$20,171	$23,916
Other current liabilities	7,256	—
Current portion of long-term debt	7,400	13,490

Total current liabilities	34,827	37,406

Long-term debt	720,960	722,810
Other liabilities	12,921	18,158
Deferred income taxes	167,257	162,890

Total liabilities	935,965	941,264

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 shares issued and outstanding in both 2008 and 2007 and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share, 0 shares issued and outstanding in both 2008 and 2007	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 59,572,592 and 59,468,086 shares issued, 37,351,688 and 37,101,154 shares outstanding, in 2008 and 2007, respectively	596	595
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2008 and 2007	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2008 and 2007	6	6
Class A Treasury stock, at cost, 22,220,904 and 22,366,932 shares in 2008 and 2007, respectively	(263,037)	(267,084)
Accumulated other comprehensive income	2,814	4,800
Additional paid-in-capital	969,043	971,267
Accumulated deficit	(564,315)	(590,364)

Total stockholders’ equity	145,165	119,278

Total liabilities and stockholders’ equity	$1,081,130	$1,060,542

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Broadcast revenues	$82,628	$86,338	$154,527	$157,739
Management fee from affiliate	1,000	1,000	2,000	2,000

Net revenues	83,628	87,338	156,527	159,739
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	52,975	53,581	104,124	105,228
Depreciation and amortization	3,311	3,690	6,421	7,560
LMA fees	320	165	500	331
Corporate general and administrative (including non- cash stock compensation of $845, $2,007, $2,867 and $4,349, respectively)	4,094	6,052	9,555	12,780
Cost associated with terminated transaction	1,753	—	1,893	—

Total operating expenses	62,453	63,488	122,493	125,899

Operating income	21,175	23,850	34,034	33,840

Non-operating income (expense):
Interest expense	298	(10,563)	(20,562)	(25,191)
Interest income	283	106	611	190
Loss on early extinguishment of debt	—	(986)	—	(986)
Terminated transaction fee	15,000	—	15,000	—
Other income (expense), net	(25)	(142)	(7)	(171)

Total nonoperating income (expense), net	15,556	(11,585)	(4,958)	(26,158)

Income before income taxes and equity in net income of affiliate	36,731	12,265	29,076	7,682
Income tax expense	(8,094)	(8,987)	(4,431)	(5,400)
Equity in net income (loss) of affiliate	1,652	(739)	1,404	(1,557)

Net income	$30,289	$2,539	$26,049	$725

Basic and diluted income per common share:
Basic income per common share	$0.70	$0.06	$0.60	$0.02

Diluted income per common share	$0.70	$0.06	$0.60	$0.02

Weighted average basic common shares outstanding	43,076,642	43,598,061	43,061,682	43,403,453

Weighted average diluted common shares outstanding	43,095,223	44,218,656	43,083,770	44,048,362

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$26,049	$725

Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of debt issue costs	—	986
Depreciation	6,416	7,555
Amortization of intangible assets	5	5
Amortization of derivative gain	(1,986)	—
Amortization of debt issuance costs	209	209
Provision for doubtful accounts	1,801	1,467
Gain on sale of assets or stations	(5)	—
Adjustment of the fair value of derivative instruments	2,388	(130)
Deferred income taxes	4,367	5,050
Non-cash stock compensation	2,867	4,349
Acquisition costs	(161)	—
Equity loss (income) on investment in unconsolidated affiliate	(1,404)	1,557
Changes in assets and liabilities:
Accounts receivable	(2,878)	(4,234)
Prepaid expenses and other current assets	604	(1,144)
Accounts payable and accrued expenses	(1,000)	(1,705)
Other assets	(333)	575
Other liabilities	(748)	(1,824)

Net cash provided by operating activities	36,191	13,441
Cash flows from investing activities:
Purchase of intangible assets	(975)	—
Capital expenditures	(3,971)	(2,277)
Other	12	(90)

Net cash used in investing activities	(4,934)	(2,367)
Cash flows from financing activities:
Proceeds from bank credit facility	—	750,000
Repayments of borrowings from bank credit facility	(7,940)	(761,250)
Payments for debt issuance costs	—	(953)
Tax withholding paid on behalf of employees	(2,241)	—
Proceeds from issuance of common stock	52	300
Payments for repurchase of common stock	(1,219)	(279)

Net cash used in financing activities	(11,348)	(12,182)

Increase (decrease) in cash and cash equivalents	19,909	(1,108)

Cash and cash equivalents at beginning of period	32,286	2,392

Cash and cash equivalents at end of period	$52,195	$1,284

Supplemental disclosures:
Trade revenue	$7,093	$8,150
Trade expense	$6,967	$8,259
Interest paid	$19,706	$28,032
See accompanying notes to condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus”, “we” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2008.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
SFAS No. 141(R). Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. SFAS 141(R) requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company expects to adopt SFAS 141(R) on January 1, 2009. SFAS 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.
SFAS 157. In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurement.
In February 2008, the FASB deferred the adoption of SFAS No. 157 for one year as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and long-lived assets measured at fair value for impairment assessments under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. See Note 6., Fair Value Measurements, for further discussion. The adoption of SFAS No. 157 did not have any material effect on the Company’s financial position, results of operations or cash flows.
SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,(“SFAS No 159”) SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 was effective for the Company as of January 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount was accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company did not elect to adopt SFAS No. 159 on current assets and liabilities, but may elect to do so in the future. The adoption of SFAS No. 159 did not have any effect on the Company’s financial position, results of operations or cash flows.
SFAS 161. In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact this statement has on its consolidated financial statements.
FSP No. 142-3. In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is assessing the potential impact of adoption on its consolidated financial statements.
2. Stock Based Compensation
For the three and six months ended June 30, 2008, the Company recognized approximately $0.8 million and $2.9 million, respectively, in non-cash stock-based compensation expense.
During the six months ended June 30, 2008, the Company issued Mr. L. Dickey 160,000 restricted performance based shares and 160,000 restricted time vested shares. Each tranche had a share price of $6.07. In addition, during the six months ended June 30, 2008 the Company issued 133,000 time vested restricted shares at $5.04 per share to certain Directors and other executive officers of the Company.
3. Investment in Affiliate
The Company’s investment in Cumulus Media Partners, LLC (“CMP”) is accounted for under the equity method. For the three and six months ended June 30, 2008, the Company recorded approximately $1.7 million and $1.4 million as equity income in affiliate, respectively. For the three and six months ended June 30, 2008, the affiliate generated revenues of $58.9 million and $105.8 million, operating expense of $35.3 million and $63.5 million and net income of $6.6 million and $5.6 million, respectively. For the three and six months ended June 30, 2007, the affiliate generated revenues of $63.2 million and $112.0 million, operating expense of $36.1 million and $65.1 million and net loss of $2.9 million and $5.0 million, respectively.
Concurrently with the consummation of the acquisition of CMP, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and six months ended June 30, 2008, the Company recorded as net revenues approximately $1.0 million and $2.0 million, respectively, in management fees from CMP.
4. Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with SFAS No. 133. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.
May 2005 Swap
In May 2005, Cumulus entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap, and will expire on March 13, 2009, unless extended pursuant to its terms. The May 2005 Swap changes the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. Starting in June 2006, the May 2005 Swap no longer qualified as a cash-flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of the accumulated other comprehensive income. Interest for the three-months ended June 30, 2008 and 2007 includes income of $3.3 million and $1.4 million, respectively, related to the change in fair value. Interest expense for the six-months ended June 30, 2008 and 2007 includes charges of $3.1 million and $0.7 million, respectively, related to the change in fair value.
The fair value of the May 2005 Swap was determined under the provisions of SFAS 157 using observable market based inputs (a level two measurement). The fair value represents an estimate of the net amount that Cumulus would receive if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheets as of June 30, 2008 and December 31, 2007 include other current liabilities of $3.5 million and other long-term liabilities of $0.4 million, respectively, to reflect the fair value of the May 2005 Swap.
May 2005 Option
In May 2005, Cumulus also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the swap for two additional years, from March 13, 2009 through March 13, 2011. This option may only be exercised in March 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of interest expense. The balance sheets as of June 30, 2008 and December 31, 2007 reflect other current liabilities of $3.7 million and other long-term liabilities of $4.4 million, respectively, to include the fair value of the May 2005 Option. During the three-month and six-month periods ended June 30, 2008 and 2007, the Company reported $5.6 million and $0.8 million of interest income, respectively and $0.7 million and $0.8 million of interest income, respectively, representing the change in fair value of the May 2005 option.
5. Long Term Debt
The Company’s long-term debt consisted of the following at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007

Term loan	$728,360	$736,300
Less: Current portion of long-term debt	7,400	13,490

	$720,960	$722,810

2007 Refinancing
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
The Company’s obligations under the Credit Agreement are collateralized by substantially all of its assets to the extent a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect domestic subsidiaries (except for Broadcast

Software International, Inc.). In addition, the Company’s obligations under the Credit Agreement are guaranteed by certain of its subsidiaries.
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
As of June 30, 2008, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 4.25%. As of June 30, 2008, the effective interest rate inclusive of the May 2005 Swap was approximately 5.03%. Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Credit Agreement) and upon the sale of certain assets.
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Credit Agreement); and (i) violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party
6. Fair Value Measurements
The Company adopted the provisions of SFAS No. 157 on January 1, 2008 as they relate to certain items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and financial and nonfinancial derivatives within the scope of SFAS No. 133. SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.
Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets are measured at fair value on a recurring basis. Financial liabilities measured at fair value on a recurring basis as of June 30, 2008 were as follows:

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Liabilities
Interest rate swap	$3,513	$—	$3,513	$—
Interest rate swap — option	3,743	—	3,743	—

Total liabilities	$7,256	$—	$7,256	$—

The fair value of our derivatives are determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves, and option volatility.
7. Share Repurchase
On May 21, 2008 the Board of Directors of Cumulus authorized the purchase, from time to time, of up to $75 million of its shares of Class A Common Stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and various other factors, including the requirements of the Company’s credit facility. Cumulus has no obligation to repurchase shares under the repurchase program, and the timing, actual number and value of shares to be purchased will depend on the performance of Company’s stock price, general market conditions, and various other factors within the discretion of management.
The Company has repurchased 281,928 shares of Class A common stock for $1.2 million cash under the repurchase plan during the three months ended June 30, 2008.
8. Earnings per Share
The following table sets forth the computation of basic and diluted income per share for the three and six month periods ended June 30, 2008 and 2007 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income	$30,289	$2,539	$26,049	$725
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	43,077	43,598	43,062	43,403
Effect of dilutive securities:
Options	18	540	22	569
Restricted shares	—	81	—	76

Shares applicable to diluted income per common share	43,095	44,219	43,084	44,048

Basic income per common share	$0.70	$0.06	$0.60	$0.02

Diluted income per common share	$0.70	$0.06	$0.60	$0.02

The Company has issued to key executives and employees, restricted stock and stock options to purchase shares of common stock as part of the Company’s stock incentive plans. At June 30, 2008 and 2007, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

June 30, 2008
Restricted shares of Class A Common Stock	967,375
Options to purchase Class A Common Stock	7,084,737
Options to purchase Class C Common Stock	1,500,690
For the three and six months ended June 30, 2008, 8,512,050 options were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$30,289	$2,539	$26,049	$725
Yield adjustment — interest rate swap arrangement, net of tax	(993)	—	(1,986)	—

Comprehensive income	$29,296	$2,539	$24,063	$725

10. Commitments and Contingencies
The Company’s national advertising representation contract with Katz Media Group, (“Katz”), contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract that expires April 2014.
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $4.0 million as of June 30, 2008 and will be paid in accordance with the agreement through July 2009.
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
The Company was subpoenaed by the Office of the Attorney General of the State of New York, as were some of the other radio broadcasting companies operating in the state of New York, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations. We are cooperating with the Attorney General in this investigation. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations or cash flows.
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
The Company is aware of three purported class action lawsuits related to the proposed acquisition of the Company that was announced in July 2007 but terminated in May 2008 (See Note 12): Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against the Company, Lew Dickey, the other directors, the sponsor, Parent and Merger Sub; and Paul

Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor.
The complaint in the Delaware lawsuit alleges, among other things, that the terminated transaction was the product of an unfair process, that the consideration to be paid to the Company’s stockholders pursuant to the terminated transaction was inadequate, and that the defendants breached their fiduciary duties to the Company’s stockholders. The complaint further alleges that the Company and the sponsor (and Parent and Merger Sub) aided and abetted the actions of the Company’s directors in breaching such fiduciary duties. The complaint seeks, among other relief, an injunction preventing completion of the transaction.
The complaints in the two Georgia lawsuits made similar allegations initially, but on June 25, 2008 and July 11, 2008, respectively, plaintiffs in the Georgia lawsuits filed amended complaints, alleging, among other things, entirely new state law claims, including breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission and accounting. The amended complaints further allege, for the first time, misrepresentations or omissions in connection with the purchase or sale of securities. The amended complaints seek, among other relief, damages on behalf of the putative class.
The Company believes that it has committed no breaches of fiduciary duties, disclosure violations or any other breaches or violations whatsoever, including in connection with the terminated transaction. In addition, the Company has been advised that the other defendants named in the complaints similarly believe the allegations of wrongdoing in the complaints to be without merit, and deny any breach of duty to or other wrongdoing with respect to the purported plaintiff classes.
In order to resolve the Delaware lawsuit, the Company reached an agreement along with the individual defendants in that lawsuit, without admitting any wrongdoing, pursuant to a memorandum of understanding dated November 13, 2007, which extended the statutory period in which holders of our common stock may have exercised their appraisal rights and allowed for further disclosures in the proxy statement filed in connection with the terminated transaction as requested by counsel for the plaintiff in that litigation. The parties have completed confirmatory discovery and anticipate that they will cooperate in seeking dismissal of the lawsuit. Such dismissal will be subject to court approval.
With respect to the two Georgia lawsuits, defendants removed them to the U.S. District Court for the Northern District of Georgia on July 17, 2008 and filed motions to dismiss both cases on July 24, 2008.
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
11. Termination of Merger Agreement
On May 11, 2008, the Company, Cloud Acquisition Corporation, a Delaware corporation (“Parent”), and Cloud Merger Corporation, a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), entered into a Termination Agreement and Release (the “Termination Agreement”) to terminate the Agreement and Plan of Merger, dated July 23, 2007, among the Company, Parent and Merger Sub (the “Merger Agreement”), pursuant to which Merger Sub would have been merged with and into the Company, and as a result the Company would have continued as the surviving corporation and a wholly owned subsidiary of Parent.
Parent is owned by an investor group consisting of Lewis W. Dickey, Jr., the Company’s Chairman, President and Chief Executive Officer, his brother John W. Dickey, the Company’s Executive Vice President and Co-Chief Operating Officer, other members of their family, and an affiliate of Merrill Lynch Global Private Equity.
The members of the investor group informed the Company that, after exploring possible alternatives, they were unable to agree on terms on which they could proceed with the transaction.
As a result of the termination of the Merger Agreement, and in accordance with its terms, the Company received a termination fee in the amount of $15.0 million in cash from the investor group, and the terms of the previously announced amendment to the Company’s existing credit agreement will not take effect.

Under the terms of the Termination Agreement, the parties also acknowledged and agreed that all related equity and debt financing commitments, equity rollover commitments and voting agreements shall be terminated, and further agreed to release any and all claims they may have against each other and their respective affiliates.
12. Subsequent Event
Between July 1, 2008 and August 8, 2008 the Company has repurchased 1,162,201 shares of Class A common stock under the repurchase plan for an aggregate purchase price of $3.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion of our condensed consolidated financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors, including but not limited to, risks and uncertainties relating to the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of June 30, 2008, we owned and operated 307 stations in 57 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to seven stations in three U.S. markets and as a result of our investment in CMP, manage an additional 33 stations in 9 markets, making us the second largest radio broadcasting company in the United States based on number of stations. We believe that, including the stations we manage through CMP, we are the third largest radio broadcasting company based on net revenues.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2008 and 2007, approximately 88.1% and 87.9% of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We engaged Katz Media Group, Inc. (“Katz”) to represent us as our national advertising sales agent.
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
Results of Operations
Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months		Dollar
	Ended June 30,		Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

STATEMENT OF OPERATIONS DATA:
Net revenues	$83,628	$87,338	$(3,710)	-4.2%
Station operating expenses (excluding depreciation, amortization and LMA fees)	52,975	53,581	(606)	-1.1%
Depreciation and amortization	3,311	3,690	(379)	10.3%
LMA fees	320	165	155	93.9%
Corporate general and administrative (including non-cash stock compensation expense)	4,094	6,052	(1,958)	-32.4%
Costs associated with terminated transaction	1,753	—	1,753	100.0%

Operating income	21,175	23,850	(2,675)	-11.2%

Interest income (expense), net	581	(10,457)	11,038	105.6%
Loss on early extinguishment of debt	—	(986)	986	100.0%
Terminated transaction fee	15,000	—	15,000	100.0%
Other expense, net	(25)	(142)	117	82.4%
Income tax expense	(8,094)	(8,987)	893	9.9%
Equity in gain (loss) of affiliate	1,652	(739)	2,391	323.5%

Net income	$30,289	$2,539	$27,750	**

OTHER DATA:
Station Operating Income (1)	$30,653	$33,757	$(3,104)	-9.2%
Station Operating Income Margin (2)	36.7%	38.7%	* *	* *

	For the Six Months		Dollar
	Ended June 30,		Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

STATEMENT OF OPERATIONS DATA:
Net revenues	$156,527	$159,739	$(3,212)	-2.0%
Station operating expenses excluding depreciation, amortization and LMA fees	104,124	105,228	(1,104)	-1.0%
Depreciation and amortization	6,421	7,560	(1,139)	-15.1%
LMA fees	500	331	169	51.1%
Corporate general and administrative (including non-cash stock compensation expense)	9,555	12,780	(3,225)	-25.2%
Costs associated with terminated transaction	1,893	—	1,893	100.0%

Operating income	34,034	33,840	194	0.6%
Interest expense, net	(19,951)	(25,001)	5,050	20.2%
Loss on early extinguishment of debt	—	(986)	986	100.0%
Terminated transaction fee	15,000	—	15,000	100.0%
Other expense, net	(7)	(171)	164	95.9
Income tax expense	(4,431)	(5,400)	969	17.9%
Equity in gain (loss) of affiliate	1,404	(1,557)	2,961	190.2%

Net income	$26,049	$725	$25,324	* *

OTHER DATA:
Station operating income (1)	$52,403	$54,511	$(2,108)	-3.9%
Station operating income margin (2)	33.5%	34.1%	* *	* *
Cash flows related to:
Operating activities	36,191	13,441	22,750	169.3%
Investing activities	(4,934)	(2,367)	(2,567)	-108.4%
Financing activities	(11,348)	(12,182)	834	6.8%
Capital expenditures	$(3,971)	$(2,277)	$(1,694)	-74.4%

**	Not a meaningful calculation to present.

(1)	Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, and costs associated with the terminated transaction. Station operating income is not a measure of performance calculated in accordance with GAAP. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended June 30, 2008 Versus the Three Months Ended June 30, 2007.
Net Revenues. Net revenues decreased $3.7 million or 4.2% to $83.6 million for the three months ended June 30, 2008 compared to $87.3 million for the three months ended June 30, 2007, primarily due to a general weak demand for advertising across our station platform.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $0.6 million, or 1.1%, to $53.0 million for the three months ended June 30, 2008 from $53.6 million for the three months ended June 30, 2007. This decrease was primarily attributable to general decreases across our station platform partially offset by our continued investment in local sales personnel.
Depreciation and Amortization. Depreciation and amortization decreased $0.4 million, or 10.3%, to $3.3 million for the three months ended June 30, 2008, compared to $3.7 million for the three months ended June 30, 2007. This decrease was primarily attributable to previously recorded assets being fully depreciated.

LMA Fees. LMA fees totaled $0.3 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Battle Creek, Michigan and Ann Arbor, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses decreased to $4.1 million for the three months ended June 30, 2008, compared to $6.1 million for the three months ended June 30, 2007. This decrease was primarily attributable to a decrease in non-cash stock compensation costs of $1.2 million and the reduction and timing of certain expenses.
Nonoperating (Income) Expense. Interest expense, net of interest income decreased by $11.0 million to $0.6 million income for the three months ended June 30, 2008 as compared with $10.5 million expense in the prior year’s period. Interest associated with outstanding debt, decreased by $5.8 million to $8.1 million as compared to $13.9 million in the prior year’s period. This decrease was due to a decrease in the average cost of bank debt and decreased levels of bank debt outstanding during the current quarter. The remainder of the decrease was primarily due to the change in the fair value and interest rate yield of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended June 30,		Dollar
	2008	2007	Change

Bank Borrowings — term loan and revolving credit facilities	$8,069	$13,866	$(5,797)
Bank Borrowings yield adjustment — interest rate swap arrangement — net	326	(1,459)	1,785
Change in fair value of interest rate swap agreement	(3,308)	(1,352)	(1,956)
Change in fair value of interest rate option agreement	(5,589)	(773)	(4,816)
Other interest expense	204	281	(77)
Interest income	(283)	(106)	(177)

Interest (income) expense, net	$(581)	$10,457	$(11,038)

Terminated Transaction Fee. As a result of the termination of the Merger Agreement, and in accordance with its terms, we received a termination fee in the amount of $15.0 million in cash from the investor group, and the terms of the previously announced amendment to our existing credit agreement will not take effect.
Income Taxes. Income tax expense decreased $0.9 million to $8.1 million for the three months ended June 30, 2008, compared to an income tax expense of $9.0 million for the three months ended June 30, 2007. Changes in our tax provision are primarily related to changes in the effective tax rate as a result of updates to our full year forecasts.
Station Operating Income. As a result of the factors described above, station operating income decreased $3.1 million, or 9.2%, to $30.7 million for the three months ended June 30, 2008, compared to $33.8 million for the three months ended June 30, 2007.
     Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses (including non-cash stock compensation), and cost associated with the terminated transaction. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude terminated transaction costs due to the temporary nature of such fees. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation from the measure as it does not represent cash payments related to the operation of the stations.
We believe that station operating income is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that station operating income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used station operating income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be useful in order to determine the value of our portfolio of stations. We believe that station operating income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, station operating income is one of the measures that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it as part of its assessment of the relative performance of our executive management. As a result, in disclosing station operating income, we are providing our investors with an analysis of our performance that is consistent with that which is utilized by our management and our Board.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months		Dollar
	Ended June 30,		Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

Operating income	$21,175	$23,850	$(2,675)	-11.2%
Depreciation and amortization	3,311	3,690	(379)	-10.3%
LMA fees	320	165	155	93.9%
Corporate general and administrative (including non-cash stock compensation)	4,094	6,052	(1,958)	-32.4%
Cost associated with terminated transaction	1,753	—	1,753	100.0%

Station operating income	$30,653	$33,757	$(3,104)	-9.2%

Six Months Ended June 30, 2008 Versus the Six Months Ended June 30, 2007.
Net Revenues. Net revenues for the six months ended June 30, 2008 decreased $3.2 million to $156.5 million or 2.0% from $159.7 million in 2007, primarily due to general weak demand for advertising across our station platform.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses decreased $1.1 million to $104.1 million, or 1.0% from $105.2 million as compared to the same period in 2007. This decrease was primarily attributable to general decreases across our station platform partially offset by our continued investment in local sales personnel.
Depreciation and Amortization. Depreciation and amortization decreased $1.1 million, or 15.1%, to $6.4 million for the six months ended June 30, 2008 as compared to $7.6 million for the six months ended June 30, 2007. This decrease was primarily attributable to previously recorded assets being fully depreciated.
LMA Fees. LMA fees totaled $0.5 million for the six months ended June 30, 2008, compared to $0.3 million for the six months ended June 30, 2007. LMA fees in the current year were comprised primarily of fees associated with LMA agreements in Cedar Rapids, Iowa, Battle Creek, Michigan and Ann Arbor, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses decreased $3.2 million or 25.2% to $9.6 million for the six months ended June 30, 2008, compared to $12.8 million for the six months ended June 30, 2007. This decrease was primarily due to a $1.5 million decrease in non-cash stock compensation costs and the reduction and timing of other expenses.
Non-operating (Income) Expense. Interest expense, net of interest income decreased by $5.1 million to $20.0 million for the six months ended June 30, 2008 as compared to $25.0 million in the prior period. Interest associated with outstanding debt decreased by

$9.3 million to $18.3 million as compared to $27.6 million in the prior year’s period. This decrease was due to a lower average cost of bank debt and decreased levels of bank debt outstanding during the current period. The remaining net increase was primarily due to the change in the fair value and interest rate yield of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Six Months
	Ended June 30,		Dollar
	2008	2007	Change

Bank Borrowings — term loan and revolving credit facilities	$18,326	$27,578	$(9,252)
Bank Borrowings yield adjustment — interest rate swap arrangement — net	(560)	(2,800)	2,240
Change in fair value of interest rate swap agreement	3,081	668	2,413
Change in fair value of interest rate option agreement	(693)	(799)	106
Other interest expense	407	544	(137)
Interest income	(610)	(190)	(420)

Interest expense, net	$19,951	$25,001	$(5,050)

Terminated Transaction Fee. As a result of the termination of the Merger Agreement, and in accordance with its terms, we received a termination fee in the amount of $15.0 million in cash from the investor group, and the terms of the previously announced amendment to our existing credit agreement will not take effect.
Income Taxes. Income tax expense decreased $1.0 million to $4.4 million for six months ended June 30, 2008, compared to $5.4 million for the six months ended June 30, 2007. Changes in our tax provision are primarily related to changes in the effective tax rate as a result of updates to our full year forecasts.
Station Operating Income. As a result of the factors described above, station operating income decreased $2.1 million, or 3.9%, to $52.4 million for the six months ended June 30, 2008, compared to $54.5 million for the six months ended June 30, 2007.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	For the Six Months		Dollar
	Ended June 30,		Change	Percent Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

Operating income	$34,034	$33,840	$194	0.6%
Depreciation and amortization	6,421	7,560	(1,139)	-15.1%
LMA fees	500	331	169	51.1%
Corporate general and administrative (including non-cash stock compensation)	9,555	12,780	(3,225)	-25.2%
Cost associated with terminated transaction	1,893	—	1,893	100.0%

Station operating income	$52,403	$54,511	$(2,108)	-3.9%

Intangible Assets (including Goodwill). Intangible assets (including Goodwill), net of amortization, were $883.0 million and $881.9 million as of June 30, 2008 and December 31, 2007, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Specifically identified intangible assets, including broadcasting licenses, acquired in a business combination are recorded at their estimated fair value on the date of the related acquisition. Purchased intangible assets are recorded at cost. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and we may be required to record material impairment charges in future periods.
Liquidity and Capital Resources
Our principal need for funds has been to fund working capital needs, capital expenditures, and interest and debt service payments. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from borrowings under credit facilities and cash flows from operations. Our principal needs for funds in the future are expected to include the need to fund pending and future acquisitions, interest and debt service payments, working capital needs and capital expenditures. We believe that our presently projected cash flow from operations and present financing arrangements, including availability under our existing credit facilities, or borrowings that would be available from future financing arrangements, will be sufficient to meet our foreseeable capital needs for the next 12 months, including the funding of pending acquisitions, operations and debt service. However, our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media. In addition, borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs. As a result of the termination of the Merger Agreement, and in accordance with its terms, we received a termination fee in the amount of $15.0 million in cash from the investor group, and the terms of the previously announced amendment to our existing credit agreement will not take effect.
For the six months ended June 30, 2008, net cash provided by operating activities increased $22.8 million to $36.2 million from net cash provided by operating activities of $13.4 million for the six months ended June 30, 2007. The increase is primarily attributable to the $15.0 million cash termination fee from the investor group as discussed in Note 11 to the accompanying consolidated financial statements as well as net working capital changes in the normal course of business.
For the six months ended June 30, 2008, net cash used in investing activities increased $2.5 million to $4.9 million from net cash used in investing activities of $2.4 million for the six months ended June 30, 2007. This increase was primarily attributable to the purchase of certain intangible assets for $1.0 million, and increased capital expenditure of $1.7 million year over year.
For the six months ended June 30, 2008, net cash used in financing activities decreased $0.8 million to $11.4 million compared to net cash used in financing activities of $12.2 million during the six months ended June 30, 2007. This decrease was primarily due to an absence of refinancing activities during 2008 compared to 2007 offset by increases of $2.2 million for tax payments made on behalf of employees and $0.9 million for repurchases of our common stock.
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

As of June 30, 2008, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 4.25%. As of June 30, 2008, the effective interest rate inclusive of the May 2005 Swap was 5.03%.
Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Amended Credit Agreement) and upon the sale of certain assets.
The representations, covenants and events of default in the Amended Credit Agreement are customary for financing transactions of this nature. Events of default in the Amended Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; (h) the occurrence of a Change in Control (as defined in the Amended Credit Agreement); and violation of certain financial covenants. Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Amended Credit Agreement and the ancillary loan documents as a secured party.
As of June 30, 2008, the Company was in compliance with all financial and non-financial covenants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2008, 45.1% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of total borrowings and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.8 million and $3.6 million for the three and six months ended June 30, 2008, respectively. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $400 million of borrowings outstanding at June 30, 2008 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.8 million and $1.6 million for the three and six months ended June 30, 2008.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of June 30, 2008.
      There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We aware of three purported class action lawsuits related to the proposed acquisition of us that was announced in July 2007 but terminated in May 2008 (See Note 12): Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, the other directors and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against us, Lew Dickey, our directors, the sponsor, Parent and Merger Sub; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, our directors and the sponsor.
The complaint in the Delaware lawsuit alleges, among other things, that the terminated transaction was the product of an unfair process, that the consideration to be paid to our stockholders pursuant to the terminated transaction was inadequate, and that the defendants breached their fiduciary duties to our stockholders. The complaint further alleges that we and the sponsor (and Parent and Merger Sub) aided and abetted the actions of our directors in breaching such fiduciary duties. The complaint sought, among other relief, an injunction preventing completion of the transaction.
The complaints in the two Georgia lawsuits made similar allegations initially, but on June 25, 2008 and July 11, 2008, respectively, plaintiffs in the Georgia lawsuits filed amended complaints, alleging, among other things, entirely new state law claims, including breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission and accounting. The amended complaints further allege, for the first time, misrepresentations or omissions in connection with the purchase or sale of securities. The amended complaints seek, among other relief, damages on behalf of the putative class.
We believe that we have committed no breaches of fiduciary duties, disclosure violations or any other breaches or violations whatsoever, including in connection with the terminated transaction. In addition, we have been advised that the other defendants named in the complaints similarly believe the allegations of wrongdoing in the complaints to be without merit, and deny any breach of duty to or other wrongdoing with respect to the purported plaintiff classes.
In order to resolve the Delaware lawsuit, we reached an agreement along with the individual defendants in that lawsuit, without admitting any wrongdoing, pursuant to a memorandum of understanding dated November 13, 2007, which extended the statutory period in which holders of our common stock may have exercised their appraisal rights and allowed for further disclosures in the proxy statement filed in connection with the terminated transaction as requested by counsel for the plaintiff in that litigation. The parties have completed confirmatory discovery and anticipate that we will cooperate in seeking dismissal of the lawsuit. Such dismissal will be subject to court approval.
With respect to the two Georgia lawsuits, defendants removed them to the U.S. District Court for the Northern District of Georgia on July 17, 2008 and filed motions to dismiss both cases on July 24, 2008.
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
Item 1A. Risk Factors
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the three months ended June 30, 2008 and consistent with the Board-approved repurchase plan, we repurchased 281,928 shares of our Class A Common Stock in the open market at an average repurchase price per share of $4.32.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	that may
	Total Number	Average	Part of Publicly	Yet be Shares
	of Shares	Price Per	Announced	Purchased Under
Period	Purchased	Share	Program	the Program

April 1, 2008 - April 30, 2008	—	$—	—	$75,000,000
May 1, 2008 - May 31, 2008	—	$—	—	$75,000,000
June 1, 2008 - June 30, 2008	281,928	$4.325	281,928	$73,780,532

Total	281,928		281,928

Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.1 —	Ammeded and Restated Bylaws, as amended.

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: August 11, 2008	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

3.1 —	Ammeded and Restated Bylaws, as amended.

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.