Form 10-Q
period 2008-09-30
CUMULUS MEDIA INC
filed 2008-11-07
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For or the transition period from                    to
Commission file number 000-24525
CUMULUS MEDIA INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4159663 (I.R.S. Employer Identification No.)

3280 Peachtree Road, NW Suite 2300, Atlanta, GA (Address of Principal Executive Offices)	30305 (ZIP Code)
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, the registrant had 42,486,964 outstanding shares of common stock consisting of (i) 36,032,902 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$61,291	$32,286
Accounts receivable, less allowance for doubtful accounts of $1,859 and $1,839, in 2008 and 2007, respectively	50,481	52,496
Prepaid expenses and other current assets	4,846	5,835

Total current assets	116,618	90,617

Property and equipment, net	57,549	61,735
Intangible assets, net	784,728	783,638
Goodwill	98,300	98,300
Investment in affiliate	23,939	22,252
Other assets	4,099	4,000

Total assets	$1,085,233	$1,060,542

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$19,427	$23,916
Other current liabilities	6,901	—
Current portion of long-term debt	7,400	13,490

Total current liabilities	33,728	37,406

Long-term debt	717,260	722,810
Other liabilities	12,668	18,158
Deferred income taxes	174,356	162,890

Total liabilities	938,012	941,264

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 shares issued and outstanding in both 2008 and 2007 and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share, 0 shares issued and outstanding in both 2008 and 2007	—	—
Class A common stock, par value $.01 per share; 100,000,000 shares authorized; 59,572,592 and 59,468,086 shares issued, 36,035,749 and 37,101,154 shares outstanding, in 2008 and 2007, respectively	596	595
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2008 and 2007	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2008 and 2007	6	6
Class A Treasury stock, at cost, 23,536,843 and 22,366,932 shares in 2008 and 2007, respectively	(266,858)	(267,084)
Accumulated other comprehensive income	1,821	4,800
Additional paid-in-capital	969,913	971,267
Accumulated deficit	(558,315)	(590,364)

Total stockholders’ equity	147,221	119,278

Total liabilities and stockholders’ equity	$1,085,233	$1,060,542

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Broadcast revenues	$78,950	$83,183	$233,478	$240,922
Management fee from affiliate	1,000	1,000	3,000	3,000

Net revenues	79,950	84,183	236,478	243,922
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	50,795	52,241	154,920	157,469
Depreciation and amortization	2,965	3,624	9,386	11,184
LMA fees	71	163	571	494
Corporate general and administrative (including non-cash stock compensation of $1,015, $2,679, $3,882 and $7,028, respectively)	5,006	6,981	14,562	19,761
Impairment of goodwill and intangible assets	—	81,335	—	81,335
Cost associated with terminated transaction	82	2,413	1,975	2,413

Total operating expenses	58,919	146,757	181,414	272,656

Operating income (loss)	21,031	(62,574)	55,064	(28,734)

Non-operating income (expense):
Interest expense	(8,234)	(17,309)	(28,796)	(42,500)
Interest income	262	162	873	352
Loss on early extinguishment of debt	—	—	—	(986)
Terminated transaction fee	—	—	15,000	—
Other income (expense), net	6	7	—	(163)

Total non-operating expense, net	(7,966)	(17,140)	(12,923)	(43,297)

Income (loss) before income taxes and equity in net income (loss) of affiliate	13,065	(79,714)	42,141	(72,031)
Income tax (expense) benefit	(7,349)	9,973	(11,780)	4,573
Equity in net income (loss) of affiliate	284	(789)	1,687	(2,347)

Net income (loss)	$6,000	$(70,530)	$32,048	$(69,805)

Basic and diluted income (loss) per common share:
Basic income (loss) per common share	$0.14	($1.63)	$0.75	($1.62)

Diluted income (loss) per common share	$0.14	($1.63)	$0.75	($1.62)

Weighted average basic common shares outstanding	41,909,633	43,259,634	42,674,857	43,180,618

Weighted average diluted common shares outstanding	41,909,633	43,259,634	42,690,122	43,180,618

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$32,048	$(69,805)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	—	986
Depreciation	9,378	11,148
Amortization of intangible assets	8	36
Amortization of debt issuance costs	314	323
Amortization of derivative gain	(2,979)	(828)
Provision for doubtful accounts	2,525	2,272
Gain on sale of assets or stations	(12)	(28)
Adjustment of the fair value of derivative instruments	2,034	6,093
Deferred income taxes	11,466	(2,983)
Non-cash stock compensation	3,882	7,028
Impairment of goodwill and intangible assets	—	81,335
Equity (income) loss on investment in unconsolidated affiliate	(1,687)	2,347
Changes in assets and liabilities:
Accounts receivable	(511)	(3,677)
Prepaid expenses and other current assets	989	760
Accounts payable and accrued expenses	(1,602)	(3,438)
Other assets	(460)	131
Other liabilities	(1,147)	(2,605)

Net cash provided by operating activities	54,246	29,095
Cash flows from investing activities:
Purchase of intangible assets	(1,027)	(975)
Capital expenditures	(5,203)	(3,714)

Net cash used in investing activities	(6,230)	(4,689)
Cash flows from financing activities:
Proceeds from bank credit facility	—	750,000
Repayments of borrowings from bank credit facility	(11,640)	(763,100)
Payments for debt issuance costs	—	(997)
Tax withholding paid on behalf of employees	(2,401)	(311)
Proceeds from issuance of common stock	52	303
Payments for repurchase of common stock	(5,022)	(244)

Net cash used in financing activities	(19,011)	(14,349)

Increase in cash and cash equivalents	29,005	10,057

Cash and cash equivalents at beginning of period	32,286	2,392

Cash and cash equivalents at end of period	$61,291	$12,449

Supplemental disclosures:
Trade revenue	$10,512	$12,513
Trade expense	$10,394	$12,498
Interest paid	$27,890	$41,020
See accompanying notes to condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Cumulus”, “we” or the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2008.
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
SFAS 157. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The Company adopted these provisions of SFAS 157 effective January 1, 2008. The related disclosures are included in Note 6. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.
FSP No. 157-3. In October 2008 the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The

Market for That Asset Is Not Active, or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.
SFAS 159. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, SFAS or No 159. SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect to adopt SFAS No. 159 on current assets and liabilities, but may elect to do so in the future.
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
2. Stock Based Compensation
For the three and nine months ended September 30, 2008, the Company recognized approximately $1.0 million and $3.9 million, respectively, in non-cash stock-based compensation expense.
During the nine months ended September 30, 2008, the Company issued Mr. L. Dickey 160,000 restricted performance based shares and 160,000 restricted time vested shares. The fair value on the date at grant for each of these shares was $6.07. In addition, during the nine months ended September 30, 2008 the Company issued 133,000 time vested restricted shares with a fair value on the date of grant of $5.04 per share to non-employee directors and executive officers (other than Mr. L. Dickey) of the Company.
3. Investment in affiliate
The Company’s investment in Cumulus Media Partners, LLC (“CMP”) is accounted for under the equity method. For the three and nine months ended September 30, 2008, the Company recorded approximately $0.3 million and $1.7 million as equity income in affiliate, respectively. For the three and nine months ended September 30, 2008, the affiliate generated revenues of $55.9 million and $161.7 million, operating expense of $34.8 million and $98.3 million and net income of $1.1 million and $6.7 million, respectively. For the three and nine months ended September 30, 2007, the affiliate generated revenues of $62.6 million and $174.6 million, operating expense of $35.4 million and $100.3 million and net loss of $3.2 million and $8.1 million, respectively.
Concurrent with the consummation of the acquisition of CMP, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and nine months ended September 30, 2008, the Company recorded as net revenues approximately $1.0 million and $3.0 million, respectively, in management fees from CMP.

On July 30, 2008 CMP received the resignations of Kent Weldon, Soren Oberg, Ian Loring, and John Connaughton from CMP’s board of directors, each effective on such date.
The foregoing resignations were in connection with certain modifications to corporate governance rights related to CMP. As previously disclosed, in October 2005 CMP and its four members entered into an equityholders’ agreement (the “Equityholders’ Agreement”) that, among other things, governs the economic and voting characteristics of the units representing limited liability company membership interests in CMP, and certain rights and obligations regarding CMP’s subsidiaries. The Equityholders’ Agreement originally provided that the boards of directors of each of CMP and its applicable subsidiaries (including the Company) would be comprised of eight members: two directors designated by each member, and each member would agree to vote for the board nominees of the others. Pursuant to an amendment to the Equityholders’ Agreement, which took effect on July 30, 2008, two of the members of CMP have elected to assume non-attributable ownership status for their interests in CMP for regulatory purposes, and therefore have waived their rights to designate board members of the registrant and agreed that their respective board designees will resign. Consequently, Cumulus and an affiliate of The Blackstone Group (“Blackstone”), as the remaining members who have not assumed non-attributable ownership status of CMP, will each have the right to appoint one-half of the directors on the boards of CMP and its applicable subsidiaries (including the Company), and have agreed that any significant action taken by the board of directors of CMP or its direct subsidiary, Holdings, including certain significant actions with respect to the Company, must be approved by a majority of the directors present at the board meeting and by a majority of the directors designated by Blackstone.
In connection with the amendment to the Equityholders’ Agreement described above, the members of CMP also amended the previously disclosed Advisory Services Agreement pursuant to which the equity members of CMP excluding Cumulus provide certain ongoing advisory and consulting services for an aggregate cash annual fee equal to the greater of $1.0 million or 1% of Holdings’ Adjusted EBITDA (as defined in the Advisory Services Agreement). Pursuant to the amendment, those members of CMP who have elected to assume non-attributable ownership status of CMP for regulatory purposes have ceased providing such services effective July 30, 2008 and, as a result, CMP’s annual aggregate payment obligation for such services will be reduced by two-thirds and will be payable solely to Blackstone, as the sole remaining member continuing to provide such services.
The Company treated the above modifications to the Equityholders’ Agreement as a reconsideration event as defined by Financial Interpretation No. 46 (revised), Consolidation of Variable Interest Entities (“FIN 46R”). Based upon review of the reconsideration event under FIN 46R, the Company determined that the equity method of accounting for our investment in CMP continues to be appropriate.
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
May 2005 Swap
In May 2005, Cumulus entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap, and will expire on March 13, 2009, unless extended pursuant to its terms. The May 2005 Swap changes the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. Starting in June 2006, the May 2005 Swap no longer qualified as a cash-flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of accumulated other comprehensive income (“AOCI”). Interest for the three-months ended September 30, 2008 and 2007 includes income of $2.5 million and charges of $4.9 million, respectively, related to the change in fair value. Interest for the nine months ended September 30, 2008 and 2007 includes charges of $0.6 million and $5.5 million, respectively, related to the change in fair value.
The fair value of the May 2005 Swap was determined under the provisions of SFAS 157 using observable market based inputs (a level two measurement). The fair value represents an estimate of the net amount that Cumulus would pay if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheets as of September 30, 2008 and December 31, 2007 include other current liabilities of $1.0 million and other long-term liabilities of $0.4 million, respectively, to reflect the fair value of the May 2005 Swap.
May 2005 Option
In May 2005, Cumulus also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the swap for two additional years, from March 13, 2009 through March 13, 2011. This option may only be exercised in March 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of interest expense. The balance sheets as of September 30, 2008 and December 31, 2007 reflect other current liabilities of $5.9 million and other long-term liabilities of $4.4 million, respectively, to include the fair value of the May 2005 Option. During the three months and nine months periods ended September 30, 2008 and 2007, the Company reported $2.1 million and $1.4 million of interest expense, respectively and $1.5 million and $0.6 million of interest expense, respectively, representing the change in fair value of the May 2005 option.
5. Long Term Debt
The Company’s long-term debt consisted of the following at September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,	December 31,
	2008	2007

Term loan	$724,660	$736,300
Less: Current portion of long-term debt	7,400	13,490

	$717,260	$722,810

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

\

As of September 30, 2008, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 4.35%. As of September 30, 2008, the effective interest rate inclusive of the May 2005 Swap was approximately 5.08%. Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Credit Agreement) and upon the sale of certain assets.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets are measured at fair value on a recurring basis. Financial liabilities measured at fair value on a recurring basis as of September 30, 2008 were as follows (dollars in thousands):

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents:
Money market funds	$51,668	$21,638	$30,031	$—
Treasuries	5,380	5,380

Total assets	$57,048	$27,018	$30,031	$—

Financial Liabilities:
Other current liabilities
Interest rate swap	$1,013	$—	$1,013	$—
Interest rate swap — option	5,888	—	5,888	—

Total liabilities	$6,901	$—	$6,901	$—

Cash Equivalents. A majority of the Company’s domestic cash equivalents are invested in an institutional money market fund. The Company’s Level 1 cash equivalents are valued using quoted prices in active markets for identical investments. The Company’s Level 2 cash equivalents are not publicly traded, but valuation is based on quoted prices for similar assets.
Derivative Instruments. The Company’s derivative financial instruments consist solely of interest rate cash flow hedges in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.
The fair value of our derivatives are determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves, and option volatility. In accordance with the requirements of FAS 157, derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the Company.
7. Share Repurchase
On May 21, 2008, the Board of Directors of Cumulus authorized the purchase, from time to time, of up to $75 million of its shares of Class A Common Stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and various other factors, including the requirements of the Company’s credit facility. Cumulus has no obligation to repurchase shares under the repurchase program, and the timing, actual number and value of shares to be purchased will depend on the performance of Company’s stock price, general market conditions, and various other factors within the discretion of management.
During the nine months ended September 30, 2008, the Company has repurchased in the aggregate approximately 1.6 million shares of Class A Common Stock for approximately $5.0 million in cash under the repurchase plan.
8. Earnings per Share
The following table sets forth the computation of basic and diluted income per share for the three and nine month periods ended September 30, 2008 and 2007 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income (loss)	$6,000	$(70,530)	$32,048	$(69,805)
Denominator:
Denominator for basic income per common share:
Weighted average common shares outstanding	41,910	43,260	42,675	43,181
Effect of dilutive securities:
Options	—	—	15	—
Restricted shares	—	—	—	—
Shares applicable to diluted income per common share	41,910	43,260	42,690	43,181

Basic income (loss) per common share	$0.14	$(1.63)	$0.75	$(1.62)

Diluted income (loss) per common share	$0.14	$(1.63)	$0.75	$(1.62)

The Company has issued to key executives and employees, restricted stock and stock options to purchase shares of common stock as part of the Company’s stock incentive plans. At September 30, 2008, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

September 30,
2008
Restricted shares of Class A Common Stock	951,438
Options to purchase Class A Common Stock	6,275,931
Options to purchase Class C Common Stock	500,000
For the nine months ended September 30, 2008, 6,702,554, options were not included in the calculation of weighted average diluted common shares outstanding because the exercise price of the options exceeded the average share price for the period.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Net income (loss)	$6,000	$(70,530)	$32,048	$(69,805)
Yield adjustment — interest rate swap arrangement, net of tax	(993)	(828)	(2,979)	(828)

Comprehensive income (loss)	$5,007	$(71,358)	$29,069	$(70,633)

10. Commitments and Contingencies
The Company’s national advertising representation contract with Katz Media Group Inc, (“Katz”) contains termination provisions which, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract that expires April 2014.
The radio broadcast industry’s principal ratings service is Arbitron, which publishes periodic ratings surveys for domestic radio markets. The Company has a five-year agreement with Arbitron under which the Company receives programming ratings materials in a majority of its markets. The Company’s remaining obligation under the agreement with Arbitron totals approximately $2.0 million as of September 30, 2008 and will be paid in accordance with the agreement through July 2009.
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
The Company is aware of three purported class action lawsuits related to the proposed acquisition of the Company that was announced in July 2007 but terminated in May 2008 (See Note 11): Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against the Company, Lew Dickey, the other directors, the sponsor, Parent and Merger Sub; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor.
The complaint in the Delaware lawsuit alleges, among other things, that the terminated acquisition transaction was the product of an unfair process, that the consideration to be paid to the Company’s stockholders pursuant to the terminated transaction was inadequate, and that the defendants breached their fiduciary duties to the Company’s stockholders. The complaint further alleges that the Company and the sponsor (and Parent and Merger Sub) aided and abetted the actions of the Company’s directors in breaching such fiduciary duties. The complaint seeks, among other relief, an injunction preventing completion of the transaction.
The complaints in the two Georgia lawsuits made similar allegations initially, but on June 25, 2008 and July 11, 2008, respectively, plaintiffs in the Georgia lawsuits filed amended complaints, alleging, among other things, entirely new state law claims, including breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission and accounting. The amended complaints further allege, for the first time, misrepresentations or omissions in connection with the purchase or sale of securities by the Company. The amended complaints seek, among other relief, damages on behalf of the putative class.
The Company believes that it has committed no disclosure violations or any other breaches or violations whatsoever, including in connection with the terminated acquisition transaction. In addition, the Company has been advised that the other defendants named in the complaints similarly believe the allegations of wrongdoing in the complaints to be without merit, and deny any breach of duty to or other wrongdoing with respect to the purported plaintiff classes.
In order to resolve the Delaware lawsuit, the Company reached an agreement along with the individual defendants in that lawsuit, without admitting any wrongdoing, pursuant to a memorandum of understanding dated November 13, 2007, which extended the statutory period in which holders of our common stock could have exercised their appraisal rights and allowed for further disclosures in the proxy statement filed in connection with the terminated transaction as requested by counsel for the plaintiff in that litigation. The parties completed confirmatory discovery and the Company anticipates seeking dismissal of the lawsuit. Any such dismissal will be subject to court approval.
With respect to the two Georgia lawsuits, defendants removed them to the U.S. District Court for the Northern District of Georgia on July 17, 2008 and filed motions to dismiss both cases on July 24, 2008. In August 2008, plaintiffs moved to remand the cases back to state court. As of the date of this report, all motions remain pending.
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
As a result of the termination of the Merger Agreement, and in accordance with its terms, in May 2008 the Company received a termination fee in the amount of $15.0 million in cash from the investor group, and the terms of the previously announced amendment to the Company’s existing credit agreement will not take effect.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements relate to the intent, belief or current expectations of our officers primarily with respect to our future operating performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those in the forward-looking statements as a result of various factors, including but not limited to, risks and uncertainties relating to the need for additional funds, FCC and government approval of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control. This discussion identifies important factors that could cause such differences. The unexpected occurrence of any such factors would significantly alter the results set forth in these statements.
Overview
The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of September 30, 2008, we owned and operated 307 stations in 57 U.S. markets, provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to seven stations in three U.S. markets and as a result of our investment in CMP, manage an additional 33 stations in 9 markets, making us the second largest radio broadcasting company in the United States based on number of stations. We believe that, including the stations we manage through CMP, we are the third largest radio broadcasting company based on net revenues.
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
The recent capital and credit market crisis is adversely affecting the U.S. and global economies. This could potentially have adverse effects on the markets in which we operate. Slower economic growth could lead to increasingly lower demand for advertising. The recent economic downturn and resulting decline in the demand for advertising could also have future adverse effects on our ability to grow revenues.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2008 and 2007, approximately 88.2% and 87.9% of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We engaged Katz Media Group, Inc. (“Katz”) to represent us as our national advertising sales agent.
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
Results of Operations
Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months			Percent
	Ended September 30,		Dollar Change	Change

	2008	2007	2008 vs. 2007	2008 vs. 2007

STATEMENT OF OPERATIONS DATA:
Net revenues	$79,950	$84,183	$(4,233)	-5.0%
Station operating expenses (excluding depreciation, amortization and LMA fees)	50,795	52,241	(1,446)	-2.8%
Depreciation and amortization	2,965	3,624	(659)	-18.2%
LMA fees	71	163	(92)	-56.4%
Corporate general and administrative (including non-cash stock compensation expense)	5,006	6,981	(1,975)	-28.3%
Impairment of goodwill and intangible assets	—	81,335	(81,335)	-100.0%
Costs associated with terminated transaction	82	2,413	(2,331)	-96.6%

Operating income (loss)	21,031	(62,574)	83,605	-133.6%

Interest expense, net	(7,972)	(17,147)	9,175	-53.5%
Other income, net	6	7	(1)	-14.3%
Income tax (expense) benefit	(7,349)	9,973	(17,322)	-173.7%
Equity in net income (loss) of affiliate	284	(789)	1,073	-136.0%

Net income (loss)	$6,000	$(70,530)	$76,530	-108.5%

OTHER DATA:
Station Operating Income (1)	$29,155	$31,942	$(2,787)	-8.7%
Station Operating Income Margin (2)	36.5%	37.9%	* *

	For the Nine Months			Percent
	Ended September 30,		Dollar Change	Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

STATEMENT OF OPERATIONS DATA:
Net revenues	$236,478	$243,922	$(7,444)	-3.1%
Station operating expenses excluding depreciation, amortization and LMA fees	154,920	157,469	(2,549)	-1.6%
Depreciation and amortization	9,386	11,184	(1,798)	-16.1%
LMA fees	571	494	77	15.6%
Corporate general and administrative (including non-cash stock compensation expense)	14,562	19,761	(5,199)	-26.3%
Impairment of goodwill and intangible assets	—	81,335	(81,335)	-100.0%
Costs associated with terminated transaction	1,975	2,413	(438)	-18.2%

Operating income (loss)	55,064	(28,734)	83,798	-291.6%
Interest expense, net	(27,923)	(42,148)	14,225	-33.8%
Loss on early extinguishment of debt	—	(986)	986	-100.0%
Terminated transaction fee	15,000	—	15,000	100.0%
Other income (expense), net	—	(163)	163	-100.0%
Income tax (expense) benefit	(11,780)	4,573	(16,353)	-357.6%
Equity in net income (loss) of affiliate	1,687	(2,347)	4,034	-171.9%

Net income (loss)	$32,048	$(69,805)	$101,853	-145.9%

OTHER DATA:
Station operating income (1)	$81,558	$86,453	$(4,895)	-5.7%
Station operating income margin (2)	34.5%	35.4%	* *	* *
Cash flows related to:
Operating activities	54,246	29,095	25,151	86.4%
Investing activities	(6,230)	(4,689)	(1,541)	32.9%
Financing activities	(19,011)	(14,349)	(4,662)	32.5%
Capital expenditures	$(5,203)	$(3,714)	(1,489)	40.1%

**	Not a meaningful calculation to present.

(1)	Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, impairment of goodwill and intangible assets and costs associated with the terminated transaction. Station operating income is not a measure of performance calculated in accordance with GAAP. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of station operating income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below under Station Operating Income.

(2)	Station operating income margin is defined as station operating income as a percentage of net revenues.
Three Months Ended September 30, 2008 versus the Three Months Ended September 30, 2007.
Net Revenues. Net revenues decreased $4.2 million or 5.0% to $80.0 million for the three months ended September 30, 2008 compared to $84.2 million for the three months ended September 30, 2007, primarily due to a general weak demand for advertising across our station platform.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $1.4 million, or 2.8%, to $50.8 million for the three months ended September 30,

2008 from $52.2 million for the three months ended September 30, 2007. This decrease was primarily attributable to a general expense decrease across our station platform.
Depreciation and Amortization. Depreciation and amortization decreased $0.6 million, or 18.2%, to $3.0 million for the three months ended September 30, 2008, compared to $3.6 million for the three months ended September 30, 2007. This decrease was primarily attributable to previously recorded assets being fully depreciated.
LMA Fees. LMA fees totaled $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Battle Creek, and Ann Arbor, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses decreased to $5.0 million for the three months ended September 30, 2008, compared to $7.0 million for the three months ended September 30, 2007. This decrease was primarily attributable to a decrease in non-cash stock compensation costs of $1.7 million and the reduction and timing of certain expenses.
Impairment. The Company did not record an impairment charge during the third quarter of 2008, compared to an impairment charge of $81.3 million recorded during the third quarter of 2007, which was the result of an interim impairment test driven by the terminated merger agreement which was pending at that time.
Costs Associated with Terminated Transaction. Cost associated with the terminated transaction decreased $2.3 million, or 96.6%, to $0.1 million for the three months ended September 30, 2008, compared to $2.4 million for the three months ended September 30, 2007.
Non-operating (Income) Expense. Interest expense, net of interest income increased by $9.2 million to $8.0 million income for the three months ended September 30, 2008 as compared with $17.2 million expense in the prior year’s period. Interest associated with outstanding debt, decreased by $5.3 million to $7.9 million as compared to $13.2 million in the prior year’s period. This decrease was due to a decrease in the average cost of bank debt and decreased levels of bank debt outstanding during the current quarter. The remainder of the decrease was primarily due to the change in the fair value and interest rate yield of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended September 30,		Dollar
	2008	2007	Change

Bank Borrowings — term loan and revolving credit facilities	$7,898	$13,244	$(5,346)

Bank Borrowings yield adjustment — interest rate swap arrangement	486	(2,380)	2,866
Change in fair value of interest rate swap agreement	(2,500)	4,874	(7,374)
Change in fair value of interest rate option agreement	2,146	1,350	796
Other interest expense	204	221	(17)
Interest income	(263)	(162)	(101)

Interest (income) expense, net	$7,971	$17,147	$(9,176)

Income Taxes. Income tax expense of $7.3 million for the three months ended September 30, 2008, compared to an income tax benefit of $10.0 million for the three months ended September 30, 2007. The income tax benefit for the prior year was a result of the impairment charge recorded during the quarter, as described above.
Station Operating Income. As a result of the factors described above, station operating income decreased $2.8 million, or 8.7%, to $29.1 million for the three months ended September 30, 2008, compared to $31.9 million for the three months ended September 30, 2007.
Station operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, including non-cash stock compensation, impairment of goodwill and intangible assets, and cost associated with the terminated transaction. Station operating income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude terminated transaction costs due to the temporary nature of such fees. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation and impairment of goodwill and intangible assets from the measure as they do not represent cash payments for activities related to the operation of the stations.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months			Percent
	Ended September 30,		Dollar Change	Change
	2008	2007	2008 vs. 2007	2008 vs. 2007

Operating income (loss)	$21,031	$(62,574)	$83,605	-133.6%
Depreciation and amortization	2,965	3,624	(659)	-18.2%
LMA fees	71	163	(92)	-56.4%
Corporate general and administrative (including non-cash stock compensation)	5,006	6,981	(1,975)	-28.3%
Impairment of goodwill and intangible assets	—	81,335	(81,335)	-100.0%
Cost associated with terminated transaction	82	2,413	(2,331)	-96.6%

Station operating income	$29,155	$31,942	$(2,787)	-8.7%

Nine Months Ended September 30, 2008 versus the Nine Months Ended September 30, 2007.
Net Revenues. Net revenues for the nine months ended September 30, 2008 decreased $7.4 million to $236.5 million or 3.1% from $243.9 million in 2007, primarily due to a general weak demand for advertising across our station platform.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses decreased $2.5 million to $154.9 million, or 1.6% from $157.4 million as compared to the same period in 2007. This decrease was primarily attributable to general expense decreases across our station platform, partially offset by our continued investment in local sales personnel.
Depreciation and Amortization. Depreciation and amortization decreased $1.8 million, or 16.1%, to $9.4 million for the nine months ended September 30, 2008 as compared to $11.2 million for the nine months ended September 30, 2007. This decrease was primarily attributable to previously recorded assets being fully depreciated.
LMA Fees. LMA fees totaled $0.6 million for the nine months ended September 30, 2008, compared to $0.5 million for the nine months ended September 30, 2007. LMA fees in the current year were comprised primarily of fees associated with LMA agreements in Cedar Rapids, Iowa, Battle Creek, Michigan and Ann Arbor, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses decreased $5.2 million or 26.3% to $14.6 million for the nine months ended September 30, 2008, compared to $19.8 million for the nine months ended September 30, 2007. This decrease was primarily due to a $3.1 million decrease in non-cash stock compensation costs and the reduction and timing of other expenses.
Impairment. The Company did not record an impairment charge during 2008, compared to an impairment charge of $81.3 million recorded during 2007 which was the result of an interim impairment test driven by the terminated merger agreement which was pending at that time.
Costs Associated with Terminated Transaction. Cost associated with terminated transaction decreased $0.4 million, or 18.2%, to $2.0 million for the three months ended September 30, 2008, compared to $2.4 million for the three months ended September 30, 2007.
Non-operating (Income) Expense. Interest expense, net of interest income decreased by $14.2 million to $27.9 million for the nine months ended September 30, 2008 as compared to $42.1 million in the prior period. Interest associated with outstanding debt decreased by $14.6 million to $26.2 million as compared to $40.8 million in the prior year’s period. This decrease was due to a lower average cost of bank debt and decreased levels of bank debt outstanding during the current period. The remaining net increase was primarily due to the change in the fair value and interest rate yield of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Nine Months
	Ended September 30,		Dollar
	2008	2007	Change

Bank Borrowings — term loan and revolving credit facilities	$26,224	$40,822	$(14,598)

Bank Borrowings yield adjustment — interest rate swap arrangement	(74)	(5,180)	5,106
Change in fair value of interest rate swap agreement	581	5,542	(4,961)
Change in fair value of interest rate option agreement	1,453	551	902
Other interest expense	610	765	(155)
Interest income	(873)	(352)	(521)

Interest (income) expense, net	$27,921	$42,148	$(14,227)

Terminated Transaction Fee. As a result of the termination of the Merger Agreement, and in accordance with its terms, we received a termination fee in the amount of $15.0 million in cash from the investor group, and the terms of the previously announced amendment to our existing credit agreement will not take effect.
Income Taxes. Income tax expense of $11.8 million for the nine months ended September 30, 2008, compared to a $4.6 million benefit for the nine months ended September 30, 2007. The income tax benefit for the prior year was a result of the impairment charge recorded during the quarter, described above.
Station Operating Income. As a result of the factors described above, station operating income decreased $4.9 million, or 5.7%, to $81.6 million for the nine months ended September 30, 2008, compared to $86.5 million for the nine months ended September 30, 2007.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles station operating income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP (dollars in thousands):

	For the Nine Months			Percent
	Ended September 30,		Dollar Change	Change
	2008	2007	2008 vs. 2007	2008 vs. 2007
Operating income (loss)	$55,064	$(28,734)	$83,798	-291.6%
Depreciation and amortization	9,386	11,184	(1,798)	-16.1%
LMA fees	571	494	77	15.6%
Corporate general and administrative (including non-cash stock compensation)	14,562	19,761	(5,199)	-26.3%
Impairment of goodwill and intangible assets	—	81,335	(81,335)	-100.0%
Cost associated with terminated transaction	1,975	2,413	(438)	-18.2%

Station operating income	$81,558	$86,453	$(4,895)	-5.7%

Intangible Assets (including FCC Licenses and Goodwill). Intangible assets (including FCC licenses and goodwill), net of amortization, were $883.0 million and $881.9 million as of September 30, 2008 and December 31, 2007, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Specifically identified intangible assets, including broadcasting licenses, acquired in a business combination are recorded at their estimated fair value on the date of the related acquisition. Purchased intangible assets are recorded at cost. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets. In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and we may be required to record material impairment charges in future periods.
The Company performs its annual impairment tests for goodwill and indefinite-lived intangibles under SFAS No. 142 as of December 31. The annual impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. The current general economic pressures now impacting both the national and a number of our local economies may result in non-cash impairments in the fourth quarter of 2008. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations. In addition, in light of the overall economic environment, we continue to monitor whether any impairment triggers are present and may be required to record material impairment charges in future periods.

Liquidity and Capital Resources
Our principal need for funds has been, and is expected to continue to be, to fund working capital needs, capital expenditures, interest and debt service payments, and from time to time, acquisitions and repurchases of securities and other debt obligations. Our principal sources of funds for these requirements have been cash flows from financing activities, such as the proceeds from borrowings under our credit facilities and cash flows from operations. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes and fluctuations in preferred advertising media. In addition, borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. During the current downturn in global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing revolvers, issuing debt and raising capital which has had a material adverse impact on their liquidity. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of September 30, 2008, that cash on hand and cash expected to be generated by financing activities and from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations for the next 12 months. As such, there can be no assurance that we will be able to obtain such financing at terms, and on the timetable, that may be necessary to meet our future capital needs.
While not significant to us to date, the disruptions in capital and credit markets may result in increased borrowing costs associated with short-term and long-term debt. We routinely review liquidity sufficiency, including appropriate sizing of credit facility commitments, by performing various stress test scenarios, such as interest rate movements and the impacts of hypothetical credit downgrades. Management continues to monitor closely events and the financial institutions associated with our credit facilities, including monitoring credit ratings and outlooks, credit risk, capital raising and merger activity. We do not anticipate funding problems under our credit facilities due to the current economic downturn or as a result of the recent contraction of liquidity or other adverse factors affecting the banking and finance sectors or recent stock market turbulence.
In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and tightening of our credit approval process.
For the nine months ended September 30, 2008, net cash provided by operating activities increased $25.1 million to $54.2 million from net cash provided by operating activities of $29.1 million for the nine months ended September 30, 2007. The increase is primarily attributable to the $15.0 million cash termination fee from the investor group as discussed in Note 11 to the accompanying consolidated financial statements as well as net working capital changes in the normal course of business.
For the nine months ended September 30, 2008, net cash used in investing activities increased $1.5 million to $6.2 million from net cash used in investing activities of $4.7 million for the nine months ended September 30, 2007. This increase was primarily attributable to increased capital expenditures of $1.5 million year over year.
For the nine months ended September 30, 2008, net cash used in financing activities increased $4.7 million to $19.0 million compared to net cash used in financing activities of $14.3 million during the nine months ended September 30, 2007. This increase was primarily due to the Company repurchasing an additional $4.8 million of class A common stock for the nine months ended September 30, 2008 as compared to the same prior year period.
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
As of September 30, 2008, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 4.35%. As of September 30, 2008, the effective interest rate inclusive of the May 2005 Swap was 5.08%.
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
As of September 30, 2008, the Company was in compliance with all financial and non-financial covenants.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2008, 44.8% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of total borrowings and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.8 million and $5.4 million for the three and nine months ended September 30, 2008, respectively. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $400 million of borrowings outstanding at September 30, 2008 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.8 million and $2.4 million for the three and nine months ended September 30, 2008.
We evaluate the credit quality of our potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to our counterparty’s credit quality as well as its concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of September 30, 2008.
There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, in our annual report on Form 10-K for the year ended December 31, 2007 and subsequent quarterly reports on Form 10-Q, we are aware of three purported class action lawsuits related to the proposed acquisition of us that was announced in July 2007 but terminated in May 2008 (See Note 11 to the accompanying financial statements): Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, the other directors and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against us, Lew Dickey, our directors, the sponsor, Parent and Merger Sub; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, our directors and the sponsor.

With respect to the two Georgia lawsuits, defendants removed them to the U.S. District Court for the Northern District of Georgia on July 17, 2008 and filed motions to dismiss both cases on July 24, 2008. In August 2008, plaintiffs moved to remand the cases back to state court. As at the date of this report, all motions remain pending.
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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for information regarding factors that could affect the Company’s results of operations, financial condition and liquidity. Except as noted below, there have been no material changes to our risk factors during 2008.
Disruptions in capital markets could restrict our ability to access further financing.
We rely in significant part on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our credit facilities. Access to funds under those credit facilities is dependent on the ability of our lenders to meet their funding commitments. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests their borrowers within a short period of time. The disruptions in capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continuation of these disruptions would increase our interest expense and adversely affect our results of operations.
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions, could adversely affect our access to financing. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future uses of cash.
We are exposed to credit risk on our accounts receivable. This risk is heightened during periods when economic conditions worsen.
Our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our trade receivables, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our financial condition and operating results.
We are exposed to risk of counterparty performance to derivative transactions.
We evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed. We carefully monitor the amount of exposure we have with any given bank. We also periodically monitor changes to counterparty credit quality as well as its concentration of credit exposure to individual counterparties. We do not hold or issue derivative financial instruments for trading or speculative purposes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the nine months ended September 30, 2008 and consistent with the Board-approved repurchase plan, we repurchased approximately 1.6 million shares of our Class A Common Stock for cash in the open market at an average repurchase price per share of $3.153.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	that may
	Total Number	Average	Part of Publicly	Yet be Shares
	of Shares	Price Per	Announced	Purchased Under
Period	Purchased	Share	Program	the Program

May 1, 2008 — May 31, 2008	—	$—	—	$75,000,000

June 1, 2008 — June 30, 2008	281,928	$4.325	281,928	$73,780,532

July 1, 2008 — July 31, 2008	795,700	$2.809	795,700	$71,545,471

August 1, 2008 — August 31, 2008	515,182	$3.043	515,182	$69,978,015

September 1, 2008 — September 30, 2008	—	$—	—	$69,978,015

Total	1,592,810		1,592,810

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

CUMULUS MEDIA INC.
Date: November 7, 2008	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX
31.1	— Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	— Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	— Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.