Form 10-K
period 2008-12-31
CUMULUS MEDIA INC
filed 2009-03-16
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $172.6 million, based on 43,805,696 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ Global Select Market of $3.94 on that date. As of February 28, 2009, the registrant had outstanding 41,296,205 shares of common stock consisting of (i) 34,842,143 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K
For the fiscal Year Ended December 31, 2008

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

Unless otherwise indicated:

•	we obtained total radio industry listener and revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm;

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the 2008 Arbitron Market Report referred to as Arbitron’s Market Report, pertaining to each market; and

•	all dollar amounts are rounded to the nearest million, unless otherwise indicated.

The term “Station Operating Income,” is used in various places in this document. Station Operating income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, (including non-cash stock compensation), impairment of goodwill and intangible assets, and costs associated with the terminated transaction. Station operating income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Station Operating Income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude terminated transaction costs due to the temporary nature of fees. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation and impairment of goodwill and intangible assets from the measure as they do not represent cash payments for activities related to the operation of the stations.

We believe that Station Operating Income is the most frequently used financial measure in determining the market value of a radio station or group of stations. Our management has observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as the primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is one of the measures that our management uses to evaluate the performance and results of our stations. Management uses the measure to assess the performance of our station managers and our Board uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our investors with an analysis of our performance that is consistent with that which is utilized by our management and Board.

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

Company Overview

We own and operate FM and AM radio station clusters serving mid-sized markets throughout the United States. Through our investment in Cumulus Media Partners, LLC (“CMP”), described below, we also operate radio station clusters serving large-sized markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2008, we owned and operated 315 radio stations (including LMAs) in 59 mid-sized U.S. media markets and operated the 32 radio stations in 9 markets, including San Francisco, Dallas, Houston and Atlanta that are owned by CMP. Under an LMA, we currently provide sales and marketing services for one radio station in the U.S. in exchange for a management or consulting fee. In summary, we own and operate, directly or through our investment in CMP, a total of 347 stations in 68 U.S. markets.

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

We believe the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, have created significant opportunities for growth from the formation of groups of radio stations within these markets. We have capitalized on these opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in these markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, as of December 31, 2008 there were 9,467 FM and 4,786 AM stations in the United States.

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

Highlights during 2008

Economic Developments

The advertising environment for 2008 lagged behind 2007. The RAB has reported that trends in radio advertising revenue mirrored fluctuations in the current economic environment yielding mixed results over the last three years. In 2008, advertising revenues decreased 9.0% after decreasing 2% in 2007 and increasing only 1.0% in 2006. Additionally our political revenues increased by $5.1 million compared to 2007 due to 2008 being a presidential election year.

As the capital and credit market crisis worsened during the fourth quarter of 2008 and into early 2009, and in conjunction with the development of our 2009 business plan, we continue to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. For example, in November 2008, Moody’s credit rating agency downgraded our debt rating from B2 to Caa. In response to these conditions, we further refined our 2009 business plan to incorporate a further reduction in our forecasted 2009 revenues and additional cost reductions to mitigate the impact of our anticipated decline in 2009 revenue.

While preparing our 2009 business plan, we assessed future covenant compliance under our credit agreement, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of our credit agreement. We believe we will continue to be in compliance with all of our debt covenants through at least December 31, 2009 based upon actions we have already taken, as well as through additional paydowns of debt we will be required to make during 2009 from existing cash balances and cash flow generated from operations. Further discussion of our debt covenant compliance considerations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We review the recorded values of our FCC licenses and goodwill for impairment on an annual basis. We recorded total impairment charges of $498.9 million in order to reduce the carrying value of certain broadcast licenses and goodwill. The impairment loss in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 7 in the accompanying notes to the financial statements), was primarily due to: (1) an increase in the discount rate used; (2) a decrease in station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.

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

Parent is owned by an investor group consisting of Lewis W. Dickey, Jr., the Company’s Chairman, President and Chief Executive Officer, his brother John W. Dickey, the Company’s Executive Vice President and Co-Chief Operating Officer, other members of their family, and a now defunct private equity fund. The members of the investor group informed the Company that, after exploring possible alternatives, they were unable to agree on terms on which they could proceed with the transaction.

As a result of the termination of the Merger Agreement, and in accordance with its terms, in May 2008 the Company received a termination fee in the amount of $15.0 million in cash from the investor group, and the terms of the previously announced amendment to the Company’s existing credit agreement did not take effect. Under the terms of the Termination Agreement, the parties also acknowledged and agreed that all related equity and debt financing commitments, equity rollover commitments and voting agreements shall be terminated, and further agreed to release any and all claims they may have against each other and their respective affiliates.

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

Acquisitions and Dispositions

Completed Acquisitions

We did not complete any acquisitions during 2008.

Pending Acquisitions

As of December 31, 2008, we had pending a swap transaction pursuant to which we would exchange one of our Fort Walton Beach, Florida radio stations, WYZB-FM, for another owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Qantum Communications, who has some radio stations in the market and complained to the FCC that the swap would give us an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida against the current owner of WTKE-FM, and secured a court decision that would require the sale of the station to Qantum instead of us. That decision was affirmed on appeal of the United States Court of Appeals for the Eleventh Circuit. Qantum has not yet closed on the transaction, but there appears to be no likelihood that we will be able to consummate the exchange we had proposed with the seller.

In addition at December 31, 2008, we had pending a swap transaction pursuant to which we would exchange our Canton, Ohio Station, WRQK-FM, for eight stations owned by Clear Channel Communications, Inc. (“Clear Channel”) in Ann Arbor, Michigan (WTKA-AM, WLBY-AM, WWWW-FM, WQKL-FM) and Battle Creek, Michigan (WBFN-AM, WBCK-FM, WBCK-AM and WBXX-FM). We will dispose of two of the AM stations in Battle Creek, WBCK-AM and WBFN-AM, simultaneously with the closing of the swap transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM will be placed in a trust for the sale of the station to an unrelated third party and WBFN-AM will be transferred to Family Life Broadcasting System.

As of December 31, 2008, we were a party to an Asset Exchange Agreement with subsidiaries of Clear Channel that would result in Clear Channel’s acquisition of five Cumulus stations in the Green Bay, Wisconsin, Market (WOGB(FM) in Kaukauna, Wisconsin, WDUZ-FM in Brillion, Wisconsin, WQLJ(FM) in Green Bay, Wisconsin, WDUZ(AM) in Green Bay Wisconsin, and WPCK(FM) in Denmark, Wisconsin) in exchange for our acquisition of two Clear Channel stations in Cincinnati, Ohio (WNNF(FM) and WOFX-FM). The transaction also contemplates that we would enter into a long-term LMA to operate the Green Bay stations after they are acquired by Clear Channel. LMAs are deemed to be “attributable” ownership interests under FCC rules and, to comply with ownership limitations under FCC rules, we will place two stations (WZNN(FM) in Allouez, Wisconsin, and WWWX(FM) in Oshkosh, Wisconsin) in a trust that will be obligated to sell the stations pursuant to parameters established in the trust agreement with us. The transaction documents also include a Put Agreement that entitles

Clear Channel to require us to purchase the Green Bay stations in 2013 (assuming that acquisition would comply with FCC ownership rules). The requisite assignment applications have been filed with the FCC, and the transaction could close in the first or second quarter of 2009.

As of December 31, 2008, we had pending a swap transaction pursuant to which we would exchange WZBN-FM, Camilla, GA, for W250BC, a translator licensed for use in Atlanta, Georgia, owned by Extreme Media Group. The requisite assignment applications have been approved by initial grant by the FCC, and the transaction is expected to close in the first or second quarter of 2009.

Completed Dispositions

We did not complete any dispositions during 2008.

Acquisition Shelf Registration Statement

We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of February 28, 2009, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The trends in radio advertising revenue mirrored fluctuations in the current economic environment, yielding mixed results over the last three years. In 2008, advertising revenues decreased 9.0%, after decreasing 2% in 2007 and increasing 1% in 2006.

Generally, radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Nielsen, to estimate how many people within particular geographical markets and demographics listen to specific stations.

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

Advertising Sales

Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2008, 2007, and 2006 approximately 90% of our net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

Amusement and recreation	Banking and mortgage	Furniture and home furnishings
Arts and entertainment	Food and beverage services	Healthcare services
Automotive dealers	Food and beverage stores	Telecommunications

Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We employ a tiered commission structure to focus our individual sales staffs on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have also increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and, (3) providing a higher level of service to our existing customer base. This requires a larger sales staff than most of the stations employed at the time we acquired them. We support our strategy of building local direct accounts by employing personnel in each of our markets to produce custom commercials that respond to the needs of our advertisers. In addition, in-house production provides advertisers greater flexibility in changing their commercial messages with minimal lead-time.

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

A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned into the station, and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart audience growth, set advertising rates and adjust programming. Currently, we utilize two station ratings services, Arbitron and Nielsen. While Arbitron has traditionally been our primary source of ratings information for its radio markets, we entered into an agreement with Nielsen on November 7, 2008 pursuant to which Nielsen would rate certain of our radio markets as coverages for such markets under the Arbitron agreement expire. Specifically, Nielsen began efforts to roll out its rating service for 50 of our radio markets in January 2009.

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

A radio station’s competitive position can be enhanced by a variety of factors, including changes in the station’s format and an upgrade of the station’s authorized power. However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can operate in a given market is limited. Under FCC rules that became effective in 2004, the number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Arbitron Metro” (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Arbitron Metro. In those markets that are not in an Arbitron Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that together comprise that FCC-defined radio market. For a discussion of FCC regulation (including recent changes), see “- Federal Regulation of Radio Broadcasting”.

Our stations also compete for advertising revenue with other media, including low power FM radio stations (that are required to operate on a noncommercial basis), newspapers, broadcast television, cable and satellite television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from companies that use new media technologies that are being developed or have already been introduced, such as the Internet and the delivery of digital audio programming by cable television systems, by satellite radio carriers, and by terrestrial-based radio stations that broadcast digital audio signals. The FCC, authorized two companies, who have since merged to provide a digital audio programming service by satellite to nationwide audiences with a multi-channel, multi-format and with sound quality equivalent to that of compact discs. The FCC has also authorized FM terrestrial stations like ours to use two separate antennae to deliver both the current analog radio signal and a new digital signal. The FCC is also exploring the possibility of allowing AM stations to deliver both analog and digital signals.

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

Employees

At December 31, 2008, we employed approximately 2,700 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

There are eight classes of FM radio stations, with each class having the right to broadcast with a certain amount of power from an antenna located at a certain height. The most powerful FM radio stations are Class C FM stations, which operate with the equivalent of 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain and which usually provide service to a large area, typically covering one or more counties within a state. There are also Class C0, C1, C2 and C3 FM radio stations which operate with progressively less power and/or antenna height. Class B FM stations operate with the equivalent of 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B stations typically serve large metropolitan areas as well as their associated suburbs. There are also Class B1 stations that can operate with 25 kilowatts ERP at an antenna height of up to 328 feet above average terrain. Class A FM stations operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

The following table sets forth the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all owned and/or operated stations as of February 29, 2008, all pending station acquisitions operated under an LMA as of February 28, 2009, and all other announced pending station acquisitions as of February 28, 2009:

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2013	C1	745	100.0	100.0
	KCDD FM	Hamlin, TX	103.7	August 1, 2013	C	984	100.0	100.0
	KHXS FM	Merkel, TX	102.7	August 1, 2013	C1	745	99.2	99.2
	KTLT FM	Anson, TX	98.1	August 1, 2013	C2	305	50	50
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2012	B	N/A	5	1
	WEGC FM	Sasser, GA	107.7	April 1, 2012	C3	312	11.5	11.5
	WGPC AM	Albany, GA	1450	April 1, 2012	C	N/A	1	1
	WJAD FM	Leesburg, GA	103.5	April 1, 2012	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2012	C1	981	100	100
	WNUQ FM	Sylvester, GA	102.1	April 1, 2012	A	259	6	6
	WQVE FM	Albany, GA	101.7	April 1, 2012	A	299	6	6
	WZBN FM	Camilla, GA	105.5	April 1, 2012	A	276	6	6
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2013	C1	390	100	100
	KPUR AM	Amarillo, TX	1440	August 1, 2013	B	N/A	5	1
	KPUR FM	Canyon, TX	107.1	August 1, 2013	A	315	6	6
	KQIZ FM	Amarillo, TX	93.1	August 1, 2013	C1	699	100	100
	KZRK AM	Canyon, TX	1550	August 1, 2013	B	N/A	1	0.2
	KZRK FM	Canyon, TX	107.9	August 1, 2013	C1	476	100	100
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2012	D	N/A	0.5	0.0
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2012	A	289	3.0	3.0
	WTKA AM	Ann Arbor, MI	1050	October 1, 2012	B	N/A	10.0	0.5
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2012	B	499	49.0	42.0
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2012	B	N/A	5	5
	WOSH AM	Oshkosh, WI	1490	December 1, 2012	C	N/A	1	1
	WPKR FM	Omro, WI	99.5	December 1, 2012	C2	495	25	25
	WVBO FM	Winneconne, WI	103.9	December 1, 2012	C3	328	25	25
	WWWX FM	Oshkosh, WI	96.9	December 1, 2012	A	328	6	6
Bangor, ME	WBZN FM	Old Town, ME	107.3	April 1, 2014	C2	436	50	50
	WDEA AM	Ellsworth, ME	1370	April 1, 2014	B	N/A	5	5
	WEZQ FM	Bangor, ME	92.9	April 1, 2014	B	787	20	20
	WQCB FM	Brewer, ME	106.5	April 1, 2014	C	1079	100	100
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2014	B	1030	11.5	11.5
Battle Creek, MI	WBCK FM	Battle Creek, MI	95.3	October 1, 2012	A	269	3.0	3.0
	WBXX FM	Marshall, MI	104.9	October 1, 2012	A	328	6.0	6.0
Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2013	C3	503	10.5	10.5
	KBED AM	Nederland, TX	1510	August 1, 2013	D	N/A	5	0
	KIKR AM	Beaumont, TX	1450	August 1, 2013	C	N/A	1	1
	KQXY FM	Beaumont, TX	94.1	August 1, 2013	C1	600	100	100
	KSTB FM	Crystal Beach, TX	101.5	August 1, 2013	A	184	6	6
	KTCX FM	Beaumont, TX	102.5	August 1, 2013	C2	492	50	50
Bismarck, ND	KACL FM	Bismarck, ND	98.7	April 1, 2013	C1	837	100	100
	KBYZ FM	Bismarck, ND	96.5	April 1, 2013	C1	963	100	100
	KKCT FM	Bismarck, ND	97.5	April 1, 2013	C1	837	100	100
	KLXX AM	Bismarck, ND	1270	April 1, 2013	B	N/A	1	0.3
	KUSB FM	Hazelton, ND	103.3	April 1, 2013	C1	965	100	100

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2011	C3	479	12	12
	WFNR AM	Blacksburg, VA	710	October 1, 2011	D	N/A	10	0
	WFNR FM	Christiansburg, VA	100.7	October 1, 2011	A	886	0.8	0.8
	WPSK FM	Pulaski, VA	107.1	October 1, 2011	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2011	B	N/A	5	0.5
	WWBU FM	Radford, VA	101.7	October 1, 2011	A	66	5.8	5.8
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2014	B	384	50	50
	WICC AM	Bridgeport, CT	600	N/A	B	N/A	1	0.5
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2012	B	341	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2013	C1	551	100	100
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2013	C1	459	100	100
	KRNA FM	Iowa City, IA	94.1	February 1, 2013	C1	981	100	100
	KRQN FM	Vinton, IA	107.1	February 1, 2013	A	371	4.7	4.7
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2012	B	866	16.0	16.0
	WOFX FM	Cincinnati, OH	92.5	October 1, 2012	B	866	16.0	16.0
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2013	C2	600	33	33
	KBXR FM	Columbia, MO	102.3	February 1, 2013	C3	856	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2013	C	N/A	1	1
	KJMO FM	Linn, Mo	97.5	February 1, 2013	A	328	6	6
	KLIK AM	Jefferson City, MO	1240	February 1, 2013	C	N/A	1	1
	KOQL FM	Ashland, MO	106.1	February 1, 2013	C1	958	69	69
	KPLA FM	Columbia, MO	101.5	February 1, 2013	C1	1062	41	41
	KZJF FM	Jefferson City, MO	104.1	April 1, 2013	A	348	5.3	5.3
Columbus-Starkville, MS	WJWF AM	Columbus, MS	1400	June 1, 2012	C	N/A	1	1
	WKOR AM	Starkville, MS	980	June 1, 2012	D	N/A	1	0.1
	WKOR FM	Columbus, MS	94.9	June 1, 2012	C2	492	50	50
	WMXU FM	Starkville, MS	106.1	June 1, 2012	C2	502	40	40
	WNMQ FM	Columbus, MS	103.1	June 1, 2012	C2	755	22	22
	WSMS FM	Artesia, MS	99.9	June 1, 2012	C2	505	47	47
	WSSO AM	Starkville, MS	1230	June 1, 2012	C	N/A	1	1
Danbury, CT	WDBY FM	Patterson, NY	105.5	June 1, 2014	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2014	D	N/A	0.7	0
	WPUT AM	Brewster, NY	1510	June 1, 2014	D	N/A	1	0
	WRKI FM	Brookfield, CT	95.1	April 1, 2014	B	636	29.5	29.5
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2013	C2	331	50	50
	KXGE FM	Dubuque, IA	102.3	February 1, 2013	A	308	2	2
	WDBQ AM	Dubuque, IA	1490	February 1, 2013	C	N/A	1	1
	WDBQ FM	Galena, IL	107.5	December 1, 2012	A	328	6	6
	WJOD FM	Asbury, IA	103.3	February 1, 2013	C3	643	6.6	6.6
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2014	C1	919	100	43
	KNRQ FM	Eugene, OR	97.9	February 1, 2014	C	1010	100	75
	KSCR AM	Eugene, OR	1320	February 1, 2014	D	N/A	1	0
	KUGN AM	Eugene, OR	590	February 1, 2014	B	N/A	5	5
	KUJZ FM	Creswell, OR	95.3	February 1, 2014	C3	1207	0.6	0.6
	KZEL FM	Eugene, OR	96.1	February 1, 2014	C	1093	100	43
Faribault-Owatonna, MN	KDHL AM	Faribault, MN	920	April 1, 2013	B	N/A	5	5
	KQCL FM	Faribault, MN	95.9	April 1, 2013	A	328	3	3
	KRFO AM	Owatonna, MN	1390	April 1, 2013	D	N/A	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2013	A	174	4.7	4.7

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2012	C2	692	25	25
	KFAY AM	Farmington, AR	1030	June 1, 2012	B	N/A	10	1
	KKEG FM	Fayetteville, AR	92.1	June 1, 2012	C3	531	7.6	7.6
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2012	C1	476	100	100
	KQSM FM	Bentonville, AR	98.3	June 1, 2012	C1	617	100	100
	KYNF FM	Prairie Grove, AR	94.9	June 1, 2012	C2	761	21	21
	KYNG AM	Springdale, AR	1590	June 1, 2012	D	N/A	2.5	0.1
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2011	B	N/A	10	1
	WFNC FM	Lumberton, NC	102.3	December 1, 2011	A	269	6	6
	WFVL FM	Southern Pines, NC	106.9	December 1, 2011	C2	492	50	50
	WQSM FM	Fayetteville, NC	98.1	December 1, 2011	C1	830	100	100
	WRCQ FM	Dunn, NC	103.5	December 1, 2011	C2	502	48	48
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2012	A	256	3	3
	WRSR FM	Owosso, MI	103.9	October 1, 2012	A	482	2.9	2.9
	WWCK AM	Flint, MI	1570	October 1, 2012	D	N/A	1	0.1
	WWCK FM	Flint, MI	105.5	October 1, 2012	B1	328	25	25
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2011	A	328	6	6
	WCMG FM	Latta, SC	94.3	December 1, 2011	C3	502	10.5	10.5
	WHLZ FM	Marion, SC	100.5	December 1, 2011	C3	328	21.5	21.5
	WHSC AM	Hartsville, SC	1450	December 1, 2011	C	N/A	1	1
	WMXT FM	Pamplico, SC	102.1	December 1, 2011	C2	479	50	50
	WWFN FM	Lake City, SC	100.1	December 1, 2011	A	433	3.3	3.3
	WYMB AM	Manning, SC	920	December 1, 2011	B	N/A	2.3	1
	WYNN AM	Florence, SC	540	December 1, 2011	D	N/A	0.3	0.2
	WYNN FM	Florence, SC	106.3	December 1, 2011	A	328	6	6
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2012	C2	574	17	17
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2012	C2	459	50	50
	KOAI AM	Van Buren, AR	1060	June 1, 2012	D	N/A	0.5	0
	KOMS FM	Poteau, OK	107.3	June 1, 2013	C	1811	100	100
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2012	D	N/A	2.5	0.1
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2012	C2	438	50	50
	WNCV FM	Niceville, FL	100.3	April 1, 2012	A	440	3.5	3.5
	WYZB FM	Mary Esther, FL	105.5	February 1, 2012	C3	305	25	25
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2012	C1	438	100	100
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2013	C	1460	100	100
	KEKB FM	Fruita, CO	99.9	April 1, 2013	C	1542	79	79
	KENG FM	Parachute, CO	101.1	April 1, 2014	A	—1397	0.2	0.2
	KEXO AM	Grand Junction, CO	1230	April 1, 2013	C	N/A	1	1
	KKNN FM	Delta, CO	95.1	April 1, 2013	C	1424	100	100
	KMXY FM	Grand Junction, CO	104.3	April 1, 2013	C	1460	100	100
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2012	C	N/A	1	1
	WDUZ FM	Brillion, WI	107.5	December 1, 2012	C3	879	3.6	3.6
	WOGB FM	Kaukauna, WI	103.1	December 1, 2012	C3	879	3.6	3.6
	WPCK FM	Denmark, WI	104.9	December 1, 2012	C3	515	10	10
	WQLH FM	Green Bay, WI	98.5	December 1, 2012	C1	499	100	100
	WZNN FM	Allouez, WI	106.7	December 1, 2012	C3	328	25	25
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2014	C	N/A	1	1
	WNNK FM	Harrisburg, PA	104.1	August 1, 2014	B	699	20.5	20.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2014	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2014	A	601	1.5	1.5

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2011	A	945	0.7	0.7
	WUMP AM	Madison, AL	730	April 1, 2012	D	N/A	1	0.1
	WVNN AM	Athens, AL	770	April 1, 2012	B	N/A	7	0.3
	WVNN FM	Trinity, AL	92.5	April 1, 2012	A	423	3.1	3.1
	WWFF FM	New Market, AL	93.3	April 1, 2012	C2	914	14.5	14.5
	WZYP FM	Athens, AL	104.3	April 1, 2012	C	1,115	100	100
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2012	B	482	50	50
	WKMI AM	Kalamazoo, MI	1360	October 1, 2012	B	N/A	5	1
	WRKR FM	Portage, MI	107.7	October 1, 2012	B	486	50	50
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2013	C3	410	16.5	16.5
	KOOC FM	Belton, TX	106.3	August 1, 2013	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2012	C3	558	8.6	8.6
	KTEM AM	Temple, TX	1400	August 1, 2013	C	N/A	1	1
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2013	C2	600	33	33
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June, 1 2012	C	N/A	1	1
	KBIU FM	Lake Charles, LA	103.3	June 1, 2012	C2	479	35	35
	KKGB FM	Sulphur, LA	101.3	June 1, 2012	C3	479	12	12
	KQLK FM	DeRidder, LA	97.9	June 1, 2012	C2	492	50	50
	KXZZ AM	Lake Charles, LA	1580	June 1, 2012	B	N/A	1	1
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2012	C1	479	100	100
Lexington, KY	WCYN-FM	Cynthiana, KY	102.3	August 1, 2012	A	400	3.4	3.4
	WLTO FM	Nicholasville, KY	102.5	August 1, 2012	A	373	4.6	4.6
	WLXX FM	Lexington, KY	92.9	August 1, 2012	C1	850	100	100
	WVLK AM	Lexington, KY	590	August 1, 2012	B	N/A	5	1
	WVLK FM	Richmond, KY	101.5	August 1, 2012	C3	541	9	9
	WXZZ FM	Georgetown, KY	103.3	August 1, 2012	A	328	6	6
Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2012	D	N/A	1	0
	WDDO AM	Macon, GA	1240	April 1, 2012	C	N/A	1	1
	WDEN FM	Macon, GA	99.1	April 1, 2012	C1	581	100	100
	WIFN FM	Macon, GA	105.5	April 1, 2012	C3	659	6.1	6.1
	WLZN FM	Macon, GA	92.3	April 1, 2012	A	328	3	3
	WMAC AM	Macon, GA	940	April 1, 2012	B	N/A	50	10
	WMGB FM	Montezuma, GA	95.1	April 1, 2012	C2	390	46	46
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2012	C1	679	100	100
Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2012	C1	486	100	100
	WHKR FM	Rockledge, FL	102.7	February 1, 2012	C2	433	50	50
	WINT AM	Melbourne, FL	1560	February 1, 2012	D	N/A	5	0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2012	C3	289	25	25
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2012	C	1708	100	100
	WDLT FM	Chickasaw, AL	98.3	April 1, 2012	C2	548	40	40
	WGOK AM	Mobile, AL	900	April 1, 2012	B	N/A	1	0.4
	WXQW AM	Fairhope, AL	660	April 1, 2012	B	N/A	10	0.9
	WYOK FM	Atmore, AL	104.1	April 1, 2012	C	1708	100	100
Monroe, MI	WTWR FM	Luna Pier, MI	98.3	October 1, 2012	A	443	3.4	3.4

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2012	C0	1096	100	100
	WLWI AM	Montgomery, AL	1440	April 1, 2012	B	N/A	5	1
	WLWI FM	Montgomery, AL	92.3	April 1, 2012	C	1096	100	100
	WMSP AM	Montgomery, AL	740	April 1, 2012	B	N/A	10	0.2
	WMXS FM	Montgomery, AL	103.3	April 1, 2012	C	1096	100	100
	WNZZ AM	Montgomery, AL	950	April 1, 2012	D	N/A	1	0
	WXFX FM	Prattville, AL	95.1	April 1, 2012	C2	476	50	50
Myrtle Beach, SC	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	C3	666	6.1	6.1
	WIQB AM	Conway, SC	1050	December 1, 2011	B	N/A	5	0.5
	WJXY FM	Conway, SC	93.9	December 1, 2011	A	420	3.7	3.7
	WLFF FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50.0	50.0
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	C3	476	12	12
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8.0	8.0
	WXJY FM	Georgetown, SC	93.7	December 1, 2011	A	315	6	6
Nashville, TN	WNFN FM	Belle Meade, TN	106.7	August 1, 2012	A	774	1.1	1.1
	WQQK FM	Hendersonville, TN	92.1	August 1, 2012	A	463	3	3
	WRQQ FM	Goodlettsville, TN	97.1	August 1, 2012	C2	518	45	45
	WSM FM	Nashville, TN	95.5	August 1, 2012	C	1280	100	100
	WWTN FM	Manchester, TN	99.7	August 1, 2012	C0	1,296	100	100
Odessa-Midland, TX	KBAT FM	Monahans, TX	99.9	August 1, 2013	C1	574	100	100
	KGEE FM	Pecos, TX	97.3	August 1, 2014	A	70	0.3	0.3
	KMND AM	Midland, TX	1510	August 1, 2013	D	N/A	2.4	0
	KNFM FM	Midland, TX	92.3	August 1, 2013	C	984	100	100
	KODM FM	Odessa, TX	97.9	August 1, 2013	C1	361	100	100
	KRIL AM	Odessa, TX	1410	August 1, 2013	B	N/A	1	0.2
	KZBT FM	Midland, TX	93.3	August 1, 2013	C1	440	100	100
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2013	B	876	12.5	12.5
	KHAY FM	Ventura, CA	100.7	December 1, 2013	B	1211	39	39
	KVEN AM	Ventura, CA	1450	December 1, 2013	C	N/A	1	1
	KVYB FM	Ventura, CA	103.3	December 1, 2013	B	2969	105	105
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2012	B	N/A	5	5
	WJLQ FM	Pensacola, FL	100.7	February 1, 2012	C	1708	100	100
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9
Poughkeepsie, NY	WALL AM	Middleton, NY	1340	June 1, 2014	C	N/A	1	1
	WCZX FM	Hyde Park, NY	97.7	June 1, 2014	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2014	D	N/A	5	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2014	C	N/A	1	1
	WKXP FM	Kingston, NY	94.3	June 1, 2014	A	545	2.3	2.3
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2014	A	627	1.6	1.6
	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2014	B	1539	4.4	4.4
	WRRB FM	Arlington, NY	96.9	June 1, 2014	A	1007	0.3	0.3
	WRRV FM	Middleton, NY	92.7	June 1, 2014	A	269	6	6
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2014	A	719	0.6	0.6
Quad Cities, IA	KBEA FM	Muscatine, IA	99.7	February 1, 2013	C1	869	100	100
	KBOB FM	DeWitt, IA	104.9	December 1, 2012	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2013	B	N/A	1	1
	KQCS FM	Bettendorf, IA	93.5	February 1, 2013	A	318	6	6
	WXLP FM	Moline, IL	96.9	December 1, 2012	B	499	50	50

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Rochester, MN	KFIL AM	Preston, MN	1060	April 1, 2013	D	N/A	1	0
	KFIL FM	Preston, MN	103.1	April 1, 2013	C3	528	3.5	3.5
	KLCX FM	Saint Charles, MN	107.7	April 1, 2013	A	571	2	2
	KOLM AM	Rochester, MN	1520	April 1, 2013	D	N/A	10	0.8
	KROC AM	Rochester, MN	1340	April 1, 2013	C	N/A	1	1
	KROC FM	Rochester, MN	106.9	April 1, 2013	C0	1109	100	100
	KVGO FM	Spring Valley, MN	104.3	April 1, 2013	C3	512	10	10
	KWWK FM	Rochester, MN	96.5	April 1, 2013	C2	528	43	43
	KYBA FM	Stewartville, MN	105.3	April 1, 2013	C2	492	50	50
Rockford, IL	WKGL FM	Loves Park, IL	96.7	December 1, 2012	A	551	2.2	2.2
	WROK AM	Rockford, IL	1440	December 1, 2012	B	N/A	5	0.3
	WXXQ FM	Freeport, IL	98.5	December 1, 2012	B1	492	11	11
	WZOK FM	Rockford, IL	97.5	December 1, 2012	B	430	50	50
Santa Barbara, CA	KMGQ FM	Goleta, CA	106.3	December 1, 2013	A	827	0.1	0.1
	KRUZ FM	Santa Barbara, CA	97.5	December 1, 2013	B	2920	17.5	17.5
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2012	D	N/A	4.8	0
	WEAS FM	Springfield, GA	93.1	April 1, 2012	C1	981	100	100
	WIXV FM	Savannah, GA	95.5	April 1, 2012	C1	988	98	98
	WJCL FM	Savannah, GA	96.5	April 1, 2012	C	1161	100	100
	WJLG AM	Savannah, GA	900	April 1, 2012	D	N/A	4.4	0.2
	WTYB FM	Tybee Island, GA	103.9	April 1, 2012	C2	344	50	50
	WZAT FM	Savannah, GA	102.1	April 1, 2012	C	1496	100	100
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2012	C2	463	50	50
	KQHN FM	Magnolia, AR	107.9	June 1, 2012	C1	351	100	100
	KRMD AM	Shreveport, LA	1340	June 1, 2012	C	N/A	1	1
	KRMD FM	Oil City, LA	101.1	June 1, 2012	C0	1134	100	100
	KVMA FM	Shreveport, LA	102.9	June 1, 2012	C2	535	42	42
Sioux Falls, SD	KDEZ FM	Brandon, SD	100.1	April 1, 2013	A	170.2	2.2	2.2
	KIKN FM	Salem, SD	100.5	April 1, 2013	C1	942	100	100
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2013	C1	981	100	100
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2013	C1	840	100	100
	KSOO AM	Sioux Falls, SD	1140	April 1, 2013	B	N/A	10	5
	KSOO FM	Lennox, SD	99.1	April 1, 2013	N/A	N/A	N/A	N/A
	KXRB AM	Sioux Falls, SD	1000	April 1, 2013	D	N/A	10	0.1
	KYBB FM	Canton, SD	102.7	April 1, 2013	C2	486	50	50
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2012	C1	604	100	100
	WGLF FM	Tallahassee, FL	104.1	February 1, 2012	C	1394	100	100
	WHBT AM	Tallahassee, FL	1410	February 1, 2012	D	N/A	5	0
	WHBX FM	Tallahassee, FL	96.1	February 1, 2012	C2	479	37	37
	WWLD FM	Cairo, GA	102.3	April 1, 2013	C2	604	27	27
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2012	B	500	50	50
	WLQR AM	Toledo, OH	1470	October 1, 2012	B	N/A	1	1
	WRQN FM	Bowling Green, OH	93.5	October 1, 2012	B1	397	7	7
	WRWK FM	Delta, OH	106.5	October 1, 2012	A	367	4.8	4.8
	WTOD AM	Toledo, OH	1560	October 1, 2012	D	N/A	5	0
	WWWM FM	Sylvania, OH	105.5	October 1, 2012	A	390	4.3	4.3
	WXKR FM	Port Clinton, OH	94.5	October 1, 2012	B	630	30	30

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Topeka, KS	KDVB-FM	Effingham, KS	96.9	June 1, 2013	N/A	227	0.1	0.1
	KDVV FM	Topeka, KS	100.3	June 1, 2013	C	984	100	100
	KMAJ AM	Topeka, KS	1440	June 1, 2013	B	N/A	5	1
	KMAJ FM	Topeka, KS	107.7	June 1, 2013	C	1214	100	100
	KQTP FM	St. Marys, KS	102.9	June 1, 2013	C2	598	30	30
	KRWP FM	Stockton, MO	107.7	February 1, 2013	C3	479	11.7	11.7
	KTOP AM	Topeka, KS	1490	June 1, 2013	C	N/A	1	1
	KWIC FM	Topeka, KS	99.3	June 1, 2013	C3	538	6.8	6.8
Waterloo, IA	KCRR FM	Grundy Center, IA	97.7	February 1, 2013	C3	407	16	16
	KKHQ FM	Oelwein, IA	92.3	February 1, 2013	C	991	100	100
	KOEL AM	Oelwein, IA	950	February 1, 2013	B	N/A	5	0.5
	KOEL FM	Cedar Falls, IA	98.5	February 1, 2013	C3	423	15	15
Westchester, NY	WFAF FM	Mount Kisco, NY	106.3	June 1, 2014	A	443	1	1
	WFAS AM	White Plains, NY	1230	June 1, 2014	C	N/A	1	1
	WFAS FM	White Plains, NY	103.9	June 1, 2014	A	669	0.6	0.6
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2013	C1	808	100	100
	KOLI FM	Electra, TX	94.9	August 1, 2013	C2	492	50	50
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2013	A	807	19	19
	KYYI FM	Burkburnett, TX	104.7	August 1, 2013	C1	285	0.7	0.7
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2011	B	N/A	5	5
	WGNI FM	Wilmington, NC	102.7	December 1, 2011	C1	981	100	100
	WKXS FM	Leland, NC	94.5	December 1, 2011	A	416	3.8	3.8
	WMNX FM	Wilmington, NC	97.3	December 1, 2011	C1	883	100	100
	WWQQ FM	Wilmington, NC	101.3	December 1, 2011	C2	545	40	40
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2012	C	N/A	1	1
	WHOT FM	Youngstown, OH	101.1	October 1, 2012	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2014	A	486	1.4	1.4
	WPIC AM	Sharon, PA	790	August 1, 2014	D	N/A	1	0.1
	WQXK FM	Salem, OH	105.1	October 1, 2012	B	446	88	88
	WSOM AM	Salem, OH	600	October 1, 2012	D	N/A	1	0
	WWIZ FM	Mercer, PA	103.9	August 1, 2014	A	295	6	6
	WYFM FM	Sharon, PA	102.9	August 1, 2014	B	604	33	33

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

We had two assignment applications, approved by the FCC, that currently are the subject of an application for review filed with the FCC by Qantum Communications. The applications involve the exchange of two of our FM stations in the Fort Walton Beach, Florida market for two other stations in that market. Qantum Communications has some radio stations in the market and has complained to the FCC that the swaps would give us an unfair competitive advantage (because the stations we would acquire reach more people than the station we would be giving up). Despite the pendency of Qantum’s objection, we closed on one of the acquisitions (WPGG-FM). However Qantum initiated litigation in the United States District Court for the Southern District of Florida against the Seller with respect to the other station (WTKE-FM) and secured a court decision that would require the sale of the station to Qantum instead of us. That decision has been upheld on appeal to the United States Court of Appeals for the Eleventh Circuit, and, as a result, it is unlikely that the Company will be able to consummate the exchange it had proposed for WTKE(FM). We do not believe that our inability to make the exchange for WTKE(FM) will have a material adverse impact on our overall operations taken as a whole.

Qantum also filed an opposition to the proposal of the former licensee of WPGG-FM to relocate that station from Evergreen, Alabama, to Shalimar, Florida, which is in the Fort Walton Beach, Florida market (where Qantum also has stations). The FCC staff granted the proposal and rejected Qantum’s reconsideration petition (which was filed before the Company acquired WPGG-FM). Qantum filed an appeal asking the full Commission to reverse the FCC staff’s decision. After Qantum filed that appeal, Cumulus acquired WPGG-FM and changed the call sign to WNCV(FM). As the new license of the station, Cumulus filed an opposition to Qantum’s appeal challenging the relocation of the station to Shalimar, Florida. The matter is still pending before the FCC, and we cannot predict the outcome. Final resolution of the case could take years. It is possible that the FCC could ultimately require that the station be relocated back to Evergreen, Alabama. We do not believe that any such decision would have a material adverse impact on our overall operations taken as a whole.

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

The Communications Laws also generally restrict (1) the number of radio stations one person or entity may own, operate or control in a local market, (2) the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (3) except in the 20 largest Nielsen designated market areas (“DMAs”), the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market.

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

On February 4, 2008, the FCC issued a Report and Order on Reconsideration which changed Commission rules to allow common ownership of a radio station or a television station and a daily newspaper in the top 20 DMAs and to consider waivers to allow cross-ownership of a radio or television station with a daily newspaper in other DMAs. The FCC retained all other rules related to radio ownership without change.

Programming and Operation.  The Communications Act requires broadcasters to serve the “public interest.” Broadcasters are required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. Stations also must follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of a “short-term” license renewal or, for particularly egregious violations, the denial of a license renewal application or the revocation of a station license.

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

New Services.  In 1997, the FCC awarded two licenses to separate entities (XM Satellite Radio Holding Inc. and Sirius Satellite Radio Inc.) that authorized the licensees to provide satellite-delivered digital audio radio services. XM and Sirius launched their respective satellite-delivered digital radio services shortly thereafter and subsequently filed an application in 2007 with the FCC proposing to merge their two operations into a single company. On August 5, 2008, the FCC released an order granting that application. Private parties filed appeals with the United States Court of Appeals, but the two companies nonetheless consummated their merger in the summer of 2008.

Digital technology also may be used by terrestrial radio broadcast stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit terrestrial radio stations to introduce digital operations. The FCC now will permit operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation (“iBiquity”), called HD Radiotm. In March 2004, the FCC (1) approved an FM radio station’s use of two separate antennas (as opposed to a single hybrid antenna) to provide both analog and digital signals of the FM owner secured Special Temporary Authorization (“STA”) from the FCC and (2) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night. In April 2004, the FCC inaugurated a rule making proceeding to establish technical, service, and licensing rules for digital broadcasting. On May 31, 2007, the FCC released a Second Report and Order which authorized AM stations to use an IBOC system at night, authorized FM radio stations to use separate antennas without the need for an STA, and established certain technical and service rules for digital service. The FCC also released another rulemaking notice to address other related issues. The inauguration of digital broadcasts by FM and perhaps AM stations requires us to make additional expenditures. On December 21, 2004, we entered into an agreement with iBiquity pursuant to which we committed to implement HD Radiotm systems on 240 of our stations by June, 2012. In exchange for reduced license fees and other consideration, we, along with other broadcasters, purchased perpetual licenses to utilize iBiquity’s HD Radiotm technology. On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversion, extend the build-out schedule, and increase the license fees to be paid for each converted station. At this juncture, we cannot predict how successful our implementation of HD Radiotm technology within our platform will be, or how that implementation will affect our competitive position.

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

Antitrust and Market Concentration Considerations.  Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice or the Federal Trade Commission, either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $65.2 million or more. Most of our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The Department of Justice has reviewed numerous radio station acquisitions where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

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

As part of its review of certain radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under LMAs, JSAs and other similar agreements customarily entered into in connection with radio station ownership assignments and transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. In connection with acquisitions subject to the waiting period under the HSR Act, we will not commence operation of any affected station to be acquired under an LMA, a JSA, or similar agreement until the waiting period has expired or been terminated.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of February 29, 2009:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	47	Chairman, President, and Chief Executive Officer
Martin R. Gausvik	52	Executive Vice President, Chief Financial Officer, and Treasurer
John G. Pinch	60	Executive Vice President and Co-Chief Operating Officer
John W. Dickey	42	Executive Vice President and Co-Chief Operating Officer

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

John G. Pinch is our Executive Vice President and Co-Chief Operating Officer. Mr. Pinch has served as Executive Vice President and Co-Chief Operating Officer since May 2007, and prior to that served as our Chief Operating Officer since December 2000, after serving as the President of Clear Channel International Radio (“CCU International”). At CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30-year broadcast veteran and has previously served as Owner/President of WTVK-TV Ft. Myers-Naples, Florida, General Manager of WMTX-FM/WHBO-AM Tampa, Florida, General Manager/Owner of WKLH-FM Milwaukee, and General Manager of WXJY Milwaukee.

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

Risks Related to Our Business

Our results of operations have been, and could continue to be, adversely affected by the downturn in the U.S. economy and in the local economies of the markets in which we operate.

Revenue generated by our radio stations depends primarily upon the sale of advertising. Advertising expenditures, which we believe to be largely a discretionary business expense, generally tend to decline during an economic recession or downturn. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. Consequently, the current recession in the national economy and the economies of several individual geographic markets in which we own or operate stations will likely continue to adversely affect our advertising revenue and, therefore, our results of operations.

Even with a recovery from the current recession in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector fails to recover on pace with the overall economy. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its expenditures may affect our revenue.

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

As of December 31, 2008, our FCC licenses and goodwill comprised 70.7% of our assets. Each year, we are required by SFAS No. 142, Goodwill and Other Intangible Assets, to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. In the fourth quarter 2008, 2007, and 2006 we recorded impairment charges of approximately $498.9 million, 230.6 million, and 63.4 million, respectively, in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Disruptions in capital markets could restrict our ability to access further financing.

We rely in significant part on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our credit facilities. Access to funds under those credit facilities is dependent on the ability of our lenders to meet their funding commitments. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. The disruptions in capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continuation of these disruptions would increase our interest expense and adversely affect our results of operations.

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

FCC regulations prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has recently increased its enforcement efforts with respect to these regulations. FCC regulatory oversight was augmented by recent legislation that substantially increased the penalties for broadcasting indecent programming (up to $325,000 for each incident), and subjected broadcasters to license revocation, renewal or qualification proceedings under certain circumstances in the event that they broadcast indecent or obscene material. We may in the future become subject to inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

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

As of December 31, 2008, our long-term debt, including the current portion, was $696.0 million, representing approximately 280.3% of our stockholders’ equity. Our credit facilities have interest and principal repayment obligations that are substantial in amount.

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

As of February 28, 2009, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, his brother, John W. Dickey, our Executive Vice President, and their father, Lewis W. Dickey, Sr., collectively beneficially own 11,765,146 shares, or approximately 33.8%, of our outstanding Class A Common Stock, and 1,144,871 shares, or 100%, of our outstanding Class C Common Stock, which collectively represents approximately 50% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management, subject to a voting agreement between these stockholders and the Company. The interests of these stockholders may differ from the interests of our other stockholders.

As of February 28, 2009, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, Banc of America SBIC, L.P., referred to as BACI, together own 1,681,410 shares, or approximately 4.9%, of our Class A Common Stock and 5,809,191 shares, or 100%, of our Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds options exercisable within 60 days of February 28, 2009 to purchase 10,000 shares of our Class A Common Stock. Assuming that those options were exercised for shares of our Class A Common Stock, and giving effect to the conversion into shares of our Class A Common Stock of all shares of Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 18.4% of the total voting power of our common stock. BA Capital and BACI are both affiliates of Bank of America Corporation. BA Capital has the right to designate one member of our Board and Mr. Sheridan currently serves on our Board as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.

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

At December 31, 2008, we owned studio facilities in 9 of our 59 markets and we owned transmitter and antenna sites in 52 of our 59 markets. We lease additional studio and office facilities in 50 markets and additional transmitter and antenna sites in 42 markets. In addition, we lease corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

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

We are aware of three purported class action lawsuits related to the merger proposed acquisition of us that was announced in July 2007 but terminated in May 2008 (See Note 15 to the accompanying financial statements): Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, the other directors and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against us, Lew Dickey, our directors, the sponsor, Parent and Merger Sub; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, our directors and the sponsor.

On December 18, 2008, the Delaware lawsuit was dismissed without prejudice pursuant to a stipulation by the parties. With respect to the two Georgia lawsuits, defendants removed them to the U.S. District Court for the Northern District of Georgia on July 17, 2008 and filed motions to dismiss both cases on July 24, 2008. On February 6, 2009, the U.S. District Court remanded both actions as well as the pending motion to dismiss, to the Superior Court of Fulton County, Georgia.

Item 4.	Submission of Matters To a Vote of Security Holders

Our 2008 annual meeting of stockholders was held on November 19, 2008. Lewis W. Dickey, Jr. was re-elected as Class III director of the Company by holders of our Class A Common Stock and Class C Common Stock, voting together as a single class.

The results of voting on the proposals submitted for approval were as follows:

Proposal No. 1 (Election of Class III director)

Nominee	Class	For	Abstain/Withheld

Lewis W. Dickey, Jr.	Class III	35,660,656	5,135,888

Proposal No. 2 (Approve Amendment of the Certificate of Incorporation to Provide for the Annual Election of All Members of the Board of Directors)

For	Against	Broker Non-Votes	Abstain/Withheld

40,690,885	102,575	—	3,084

Proposal No. 3 (Approve 2008 Equity Incentive Plan)

For	Against	Broker Non-Votes	Abstain/Withheld

29,609,751	8,055,133	3,116,544	15,116

Proposal No. 4 (Approve the appointment of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the Year Ending December 31, 2008)

For	Against	Broker Non-Votes	Abstain/Withheld

40,707,474	69,843	—	19,227

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Year	High	Low

2007
First Quarter	$10.66	$9.05
Second Quarter	$10.40	$9.03
Third Quarter	$11.74	$8.36
Fourth Quarter	$10.59	$7.09
2008
First Quarter	$7.82	$4.90
Second Quarter	$6.76	$3.93
Third Quarter	$4.85	$2.00
Fourth Quarter	$4.24	$0.33
2009
First Quarter (through February 28, 2009)	$2.99	$1.50

Holders

As of February 28, 2009, there were approximately 1,207 holders of record of our Class A Common Stock, two holders of record of our Class B Common Stock and one holder of record of our Class C Common Stock. The figure for our Class A Common Stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

The following table sets forth, as of December 31, 2008, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			(a)(c)
			Number of Shares
	(a)	(b)	Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options	Outstanding Options	Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Column)(c)

Equity Compensation Plans Approved by Stockholders	1,971,980	$12.48	12,491,086	(1)(2)
Equity Compensation Plans Not Approved by Stockholders	81,345	$17.15	1,890,904

Total	2,053,325		14,381,990

(1)	The Company has previously stated in public filings that it intends to issue future equity compensation only under the 2008 Equity Incentive Plan, pursuant to which 2,753,448 shares remained for issuance as of December 31, 2008.

(2)	These shares remain available for future issuance as stock options, SARs, restricted stock, RSUs, performance shares and units, and other stock-based awards.

The only existing equity compensation plan not approved by our stockholders is the 2002 Stock Incentive Plan. Our Board adopted the 2002 Stock Incentive Plan on March 1, 2002, and stockholder approval of that plan was not required. For a description of all equity compensation plans, please refer to Note 11 in the accompanying notes to the consolidated financial statements.

Option Exchange Offer

On December 30, 2008, we consummated an exchange offer to our employees and non-employee directors (or a designated affiliate of one of the foregoing) to exchange their outstanding options to purchase our Class A Common Stock that were granted on or after October 2, 2000 (“eligible options”) for a combination of restricted shares of our Class A Common Stock (“restricted shares”) and replacement options to purchase Class A Common Stock (“new options”). Options to purchase 5,647,650 shares of Class A Common Stock, or approximately 95.1% of all eligible options, were tendered for exchange and, in accordance with the terms of the Offer, 289,683 restricted shares and new options to purchase 956,869 shares of Class A Common Stock were issued.

The restricted shares and new options were issued under the Company’s 2008 Equity Incentive Plan and have a grant date of December 30, 2008. The exercise prices for the new options were based upon the closing price of the Class A Common Stock on the grant date, which was $2.54. As a result, in general, the first one-third of the new options is exercisable at $2.54 per share, the second one-third at $2.92 per share, and the final one-third at $3.30 per share. In accordance with federal tax law with respect to incentive stock options, the exercise price for the first one-third of the new options granted to Lewis W. Dickey and John W. Dickey was set at $2.79. In accordance with the terms of the Offer, assuming the participants continue to meet the requirements for vesting specified in the award certificates governing the restricted shares and new options, the restricted shares and new options will vest at the rate of (1) 50% on the second anniversary of the date of grant and (2) 25% on each of the two succeeding anniversaries thereafter.

Repurchases of Equity Securities

In June 2006, as part of a $200.0 million Board-approved recapitalization, we completed a “modified Dutch Auction” tender offer and purchased 11.5 million shares of our outstanding Class A Common Stock at a price per share of $11.50, or approximately $132.3 million. The shares purchased represented approximately 24.1% our outstanding Class A Common Stock at the time. We also purchased 5.0 million shares of Class B Common Stock at a purchase price of $11.50 per share or approximately $57.5 million. The shares purchased represented approximately 43.0% of our outstanding Class B Common Stock. These Class B Common shares were subsequently retired. During the three months ended September 30, 2006, we purchased an additional 749,500 shares of our outstanding Class A Common Stock at an average price per share of $9.25, or approximately $6.9 million. Under these programs, we have cumulatively repurchased 14,261,000 shares, at an average price per share of $11.56, which are being held in treasury.

During the three months ended December 31, 2006 we purchased 500,000 Class A restricted shares from Lewis Dickey, Jr. per his amended employment agreement dated December 20, 2006. See footnote 11 to financial statements for further discussion.

On May 21, 2008, our Board of Directors terminated all their repurchase programs and authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the fiscal year ended December 31, 2008 and consistent with the Board-approved repurchase plan, we repurchased approximately 3.0 million shares of our Class A Common Stock for cash in the open market at an average repurchase price per share of $2.20.

			Total Number of Shares	Minimum Dollar Value of
			Purchased as Part of	Shares that may Yet be
	Total Number of	Average Price Per	Publicly Announced	Shares Purchased
	Shares Purchased	Share	Program	under the Program

				$75,000,000
June 1, 2008 — June 30, 2008	281,928	$4.325	281,928	73,780,532
July 1, 2008 — July 31, 2008	795,700	2.809	795,700	71,545,471
August 1, 2008 — August 31, 2008	515,182	3.043	515,182	69,978,015
September 1, 2008 — September 30, 2008	—	—	—	69,978,015
October 1, 2008 — October 31, 2008	—	—	—	69,978,015
November 1, 2008 — November 30, 2008	392,708	0.726	392,708	69,692,343
December 1, 2008 — December 31, 2008	982,431	$1.277	982,431	$68,477,544

Total	2,967,949		2,967,949

Performance Graph

The following graph compares the total stockholder return on our Class A Common Stock for the year ended December 31, 2008 with that of (1) the Standard & Poors 500 Stock Index (“S&P 500”): (2) the Nasdaq Stock Market Index the (“Nasdaq Composite”): and (3) an index comprised of radio broadcast and media companies. See note (1) below. The total return calculation set forth below assume $100 invested on December 31, 2004 with reinvestment or dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2008. The stock price performance shown in the graph below should be considered indicative of future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Cumulus	100.00%	82.29%	68.90%	53.32%	16.51%

S & P 500	100.00%	103.00%	117.03%	121.16%	73.41%

NASDAQ	100.00%	101.37%	111.03%	121.92%	72.49%

Radio Index(1)	100.00%	84.24%	75.81%	52.49%	34.27%

(1)	The Radio Index includes the stockholder returns for the following companies: Saga Communications Inc, Radio One, Inc. Entercom Communications Corp., Emmis Communications Corp., Cox Radio Inc. and Clear Channel Communications.

Item 6.	Selected Consolidated Financial Data

The selected consolidated historical financial data presented below has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. Our consolidated historical financial data are not comparable from year to year because of our acquisition and disposition of various radio stations during the periods covered. This data should be read in conjunction with our audited consolidated financial statements and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended December 31,
	2008	2007	2006(2)	2005(3)	2004

Net revenues	$311,538	$328,327	$334,321	$327,402	$320,132
Station operating expenses excluding depreciation, amortization, and LMA fees	203,222	210,640	214,089	227,413	202,441
Depreciation and amortization	12,512	14,567	17,420	21,223	21,168
Gain on assets contributed to affiliate	—	(5,862)	(2,548)	—	—
LMA fees	631	755	963	981	3,002
Corporate general and administrative expenses (including non-cash stock compensation)	19,325	26,057	41,012	19,189	15,260
Restructuring (credits)	—	—	—	(215)	(108)
Impairment charge(1)	498,897	230,609	63,424	264,099	—
Costs associated with terminated transaction	2,041	2,639	—	—	—

Operating (loss) income	(425,090)	(151,078)	(39)	(205,288)	(78,369)
Net interest expense	(47,262)	(60,425)	(42,360)	(22,715)	(19,197)
Terminated transaction fee	15,000	—	—	—	—
Losses on early extinguishment of debt	—	(986)	(2,284)	(1,192)	(2,557)
Other income (expense), net	(10)	117	(98)	(239)	(699)
Income tax benefit (expense)	117,945	38,000	5,800	17,100	(25,547)
Equity losses in affiliate	(22,252)	(49,432)	(5,200)	—	—

Net (loss) income	(361,669)	(223,804)	(44,181)	(212,334)	30,369
Preferred stock dividends, deemed dividends, accreation of discount and redemption premium	—	—	—	—	—

Net (loss) income attributable to common stockholders	$(361,669)	$(223,804)	$(44,181)	$(212,334)	$30,369
Basic and diluted (loss) income per common share:
Basic and diluted (loss) income per common share	$(8.55)	$(5.18)	$(0.87)	$(3.17)	$0.44
OTHER FINANCIAL DATA:
Station Operating Income(2)	$108,316	$117,687	$120,232	$99,989	$117,691
Net cash provided by operating activities	76,634	46,057	65,322	78,396	75,013
Net cash used in investing activities	(6,754)	(29)	(19,217)	(92,763)	(28,757)
Net cash used in by financing activities	(49,183)	(16,134)	(48,834)	(12,472)	(21,016)
BALANCE SHEET DATA:
Total assets	$543,519	$1,060,542	$1,333,147	$1,405,600	$1,616,397
Long-term debt (including current portion)	696,000	736,300	751,250	569,000	482,102
Preferred stock subject to mandatory redemption	—	—	—	—	—
Total stockholders’ equity	$(248,147)	$119,278	$337,007	$587,043	$884,964

(1)	Impairment charge recorded in connection with our annual impairment testing under SFAS 142. See Footnote 4 for further discussion.

(2)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconcilation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP.

(3)	We recorded certain immaterial adjustments to the 2006 and 2005 consolidated financial data. See Note 1 to our 2008 Consolidated Financial Statements appearing elsewhere in the document.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Highlights during 2008 and Overview

On May 11, 2008, the Company, Parent and Merger Sub, entered into the Termination Agreement to terminate the Merger Agreement, pursuant to which Merger Sub would have been merged with and into the Company, and as a result the Company would have continued as the surviving corporation and a wholly owned subsidiary of Parent.

The advertising environment for 2008 lagged behind 2007. The RAB has reported that trends in radio advertising revenue mirrored fluctuations in the current economic environment yielding mixed results over the last three years. In 2008, advertising revenues decreased 9.0%, after decreasing 2% in 2007 and increasing only 1.0% in 2006. Our political revenues increased by $5.1 million compared to 2007 due to 2008 being a presidential election year.

We recorded total impairment charges of $498.9 million in order to reduce the carrying value of certain broadcast licenses and goodwill. The impairment loss in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 7 in the accompanying notes to the financial statements), was primarily due to: (1) an increase in the discount rate used; (2) a decrease in station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.

Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate stockholder value and our management is committed to completing only those acquisitions that we believe will increase our share price. The compression of publicly traded radio broadcast company multiples since 2005, combined with a market for privately held radio stations that did not see a corresponding multiples compression, translated to minimal acquisition activity for us in 2008.

In furtherance of this strategy, in 2008, our Board terminated the 2004 and 2005 repurchase programs and authorized a new program to purchase from time to time, up to $75 million of our Class A Common Stock, subject to the terms of our credit agreement and compliance with other applicable legal requirements. Through December 31, 2008 we have purchased 3.0 million shares of our Class A Common Stock in the open market for cash at an average repurchase price per share of $2.20.

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

As of December 31, 2008, the effective interest rate on the borrowings pursuant to the credit facility was approximately 3.810%. As of December 31, 2008, our average cost of debt, including the effects of our derivative positions, was 4.885%. We remain committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations.

Our Business

We engage in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. In addition, we, along with three private equity firms, formed Cumulus Media Partners, LLC (“CMP”), which acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) in May 2006. The acquisition included 33 radio stations in 8 markets. As a result of our investment in

CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the third largest radio broadcasting company based on net revenues. As of December 31, 2008, directly and through our investment in CMP, we owned or operated 347 stations in 68 U.S. markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to one additional station. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements

Advertising Revenue and Station Operating Income

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

The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $14.8 million in 2008, $17.9 million in 2007, and $19.0 in 2006. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 90% of our total revenues in 2008 and 88% of our total revenues in 2007 and 2006.

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

Results of Operations:

Analysis of Consolidated Statements of Operations.  The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows:

	Year Ended December 31,			Percent Change
	2008	2007	2006(1)	2008 vs. 2007	2007 vs. 2006

Net revenues	$311,538	$328,327	$334,321	(5.1)%	(1.8)%
Station operating expenses excluding depreciation, amortization, and LMA fees	203,222	210,640	214,089	(3.5)%	(1.6)%
Depreciation and amortization	12,512	14,567	17,420	(14.1)%	(16.4)%
Gain on assets contributed to affiliate	—	(5,862)	(2,548)	(100.0)%	130.1%
LMA fees	631	755	963	(16.5)%	(21.6)%
Corporate general and administrative expenses (includes non-cash stock compensation)	19,325	26,057	41,012	(25.8)%	(36.5)%
Impairment charge	498,897	230,609	63,424	116.3%	263.6%
Costs associated with terminated transaction	2,041	2,639	—	(22.7)%

Operating loss	(425,090)	(151,078)	(39)	181.4%	**
Net interest expense	(47,262)	(60,425)	(42,360)	(21.8)%	42.6%
Terminated transaction fee	15,000	—	—	**	**
Losses on early extinguishment of debt	—	(986)	(2,284)	(100.0)%	(56.8)%
Other income (expense), net	(10)	117	(98)	(108.5)%	(219.4)%

Total nonoperating expense, net	(32,272)	(61,294)	(44,742)	(47.3)%	37.0%
Income tax benefit (expense)	117,945	38,000	5,800	210.4%	555.2%
Equity loss in affiliate	(22,252)	(49,432)	(5,200)	(55.0)%	850.6%

Net loss	(361,669)	(223,804)	(44,181)	61.6%	406.6%
Net loss attributable to common stockholders	$(361,669)	$(223,804)	$(44,181)	61.6%	406.6%

**	Calculation is not meaningful.

(1)	We recorded certain immaterial adjustments to the 2006 consolidated financial data. See Note 1 to our 2008 Consolidated Financial Statements appearing elsewhere in the document.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2008, 2007 and 2006 have been presented on a historical basis. Additionally, for net revenue, operating expenses, and Station Operating Income, we have included our management’s discussion and analysis of results of operations on a pro forma basis.

Year Ended December 31, 2008 versus Year Ended December 31, 2007

Net Revenues.  Net revenues for the year ended December 31, 2008 decreased $16.8 million, or 5.1%, to $311.5 million compared to $328.3 million for the year ended December 31, 2007, reflecting a decrease in demand for advertising due to the pressures our client base is facing during the current economic recession partially offset by a $5.1 million increase in political revenue. Management has implemented numerous sales initiatives nationwide in an effort to facilitate growth primarily by targeting new industries and markets for penetration.

Station Operating Expenses. excluding Depreciation, Amortization, LMA Fees and Non-cash Contract Termination Costs.  Station operating expenses for the year ended December 31, 2008 decreased $7.4 million, or 3.5%, to $203.2 million compared to $210.6 million for the year ended December 31, 2007, primarily attributable to certain cost containment initiatives across our station platform. Management is focused on preserving our operating income and cash flows from operations by reducing our variable cost in an effort to keep pace with the downturn in demand for marketing/advertising from our client base due to the recession.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2008 decreased $2.1 million, or 14.1%, to $12.5 million compared to $14.6 million for the year ended December 31, 2007, primarily attributable to previously recorded assets being fully depreciated.

Corporate, General and Administrative Expenses.  Corporate operating expenses for the year ended December 31, 2008 decreased $6.7 million, or 25.8%, to $19.3 million compared to $26.1 million for the year ended December 31, 2007, primarily attributable to a decrease in non-cash stock compensation of $4.6 million in addition to certain cost containment initiatives implemented by management due to contraction within the economy.

LMA Fees.  LMA fees totaled $0.6 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively. LMA fees in the current year were comprised primarily of fees associated with LMAs in Cedar Rapids, Iowa, Ann Arbor and Battle Creek, Michigan in 2008. LMAs in Cedar Rapids, Iowa, Muskegon, Michigan, and a station operated under a JSA in Nashville, Tennessee in 2007.

Impairment Charge.  SFAS No. 142, Goodwill and Other Intangible Assets, requires us to review the recorded values of our FCC licenses and goodwill for impairment on an annual basis. We recorded total impairment charges of $498.9 million in order to reduce the carrying value of certain broadcast licenses and goodwill. The impairment loss in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 7 in the accompanying notes to the financial statements), was primarily due to: (1) an increase in the discount rate used; (2) a decrease in station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.

Other Expense (Income).  Interest expense, net of interest income, for the year ended December 31, 2008 decreased $13.2 million, or 21.8%, to $47.3 million compared to $60.4 million for the year ended year ended December 31, 2007, primarily due to a lower average cost of bank debt and decreased levels of bank debt outstanding during the current year. The following summary details the components of our interest expense, net of interest income (dollars in thousands).

	Year Ended
	December 31,		Increase/
	2008	2007	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$33,850	$54,446	$(20,596)
Bank borrowings yield adjustment — interest rate swap	(190)	(5,528)	5,338
Change in the fair value of interest rate swap and option agreement	13,640	13,039	601
Other interest expense	950	(868)	1,818
Interest income	(988)	(664)	(323)

Interest expense, net	$47,262	$60,425	$(13,162)

Losses on Early Extinguishment of Debt.  Losses on early extinguishments of debt totaled $0.0 million for the year ended December 31, 2008 as compared with $1.0 million for the year ended December 31, 2007. Losses incurred during 2007 were comprised of previously capitalized loan origination expenses.

Terminated Transaction Fee.  As a result of the termination of the Merger Agreement, and in accordance with its terms, we received a termination fee in the amount of $15.0 million in cash from the investor group, and the terms of the previously announced amendment to our existing credit agreement did not take effect.

Income Tax Expense.  We recorded a tax benefit of $117.9 million as compared with a $38.0 million benefit during the prior year. The income tax benefit in both periods is primarily due to the impairment charge on intangible assets.

Equity loss in affiliate.  The equity losses in affiliate were limited to the company’s investment in CMP which totaled $22.3 million. The Company’s equity method investment in affiliate was $0 at December 31, 2008. For the year ended December 31, 2007 the Company recognized $49.4 million of equity losses in CMP.

Station Operating Income.  As a result of the factors described above, Station Operating Income for the year ended December 31, 2008 decreased $9.4 million, or 8.0%, to $108.3 million compared to $117.7 million for the year ended December 31, 2007.

The following table reconciles Station Operating Income to Operating income (loss) as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,
	2008	2007

Operating income (loss)	$(425,090)	$(151,078)
Depreciation and amortization	12,512	14,567
Gain on assets sold/transferred to affiliate	—	(5,862)
LMA fees	631	755
Non cash stock compensation	4,663	9,212
Corporate general and administrative	14,662	16,845
Impairment charge	498,897	230,609
Costs associated with terminated transaction	2,041	2,639

Station Operating Income	$108,316	$117,687

Intangible Assets.  Intangible assets, net of amortization, were $384.0 million and $881.9 million as of December 31, 2008 and 2007, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to a $498.9 million impairment charge taken for the year ended December 31, 2008, in connection with our annual impairment evaluation of intangible assets.

In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and we may be required to record material impairment charges in future periods. The annual impairment tests us to make certain assumptions in determining fair value, including assumptions about the cash flow growth of our businesses. Additionally. the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairments tests are performed. The current general economic pressures now impacting both the national and a number of our local economies may result in non-cash impairments in future periods. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations. We continue to monitor whether any impairment triggers are present and may be required to record material impairment charges in future periods.

Year Ended December 31, 2007 versus Year Ended December 31, 2006

Net Revenues.  Net revenues for the year ended December 31, 2007 decreased $6.0 million to $328.3 million, a 1.8% decrease from the same period in 2006, primarily as a result of the contribution of our Houston and Kansas City stations to CMP, coupled with a decline in political advertising revenue.

In addition, on a same station basis, which excludes the results of the stations contributed to CMP, net revenues for the year ended December 31, 2007 decreased $2.7 million to $328.3 million, a decrease of 0.8% from the same period in 2006. Same station operating income decreased $2.3 million, a decrease of 1.9% from the same period in 2006, primarily due to decreased political revenues.

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

Corporate, General and Administrative Expenses.  Corporate operating expenses for the year ended December 31, 2007 decreased $15.0 million over the comparative period in 2006 due primarily to a decrease in non-cash stock compensation of $15.2 million.

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

Other Expense (Income).  Interest expense, net of interest income, increased by $18.1 million, or 42.6%, to $60.4 million for the year ended December 31, 2007 compared to $42.4 million for the year ended December 31, 2006. This increase was primarily due to a higher average cost of bank debt and increased levels of bank debt outstanding during the current year. The following summary details the components of our interest expense, net of interest (income) (dollars in thousands):

	Year Ended
	December 31,		Increase/
	2007	2006	(Decrease)

Bank Borrowings — term loan and revolving credit facilities	$54,446	$47,124	$7,322
Bank borrowings yield adjustment — interest rate swap	(5,528)	(5,594)	66
Bank Borrowings — Adjustment for amount reclassified from other comprehensive income upon hedge accounting discontinuation	—	(407)	407
Change in the fair value of interest rate swap and option agreement	13,039	(1,107)	14,146
Other interest expense	(868)	3,069	(3,937)
Interest income	(664)	(725)	61

Interest expense, net	$60,425	$42,360	$18,065

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

Equity loss in affiliate.  For the year ended December 31, 2007 the Company recognized $49.4 million of equity losses in affiliate as compared to $5.2 million in 2006 reducing the Company’s equity investment in CMP to $22.3 million at December 31, 2007. The change was primarily driven by an impairment charge of $188.0 million for the year ended 2007 as compared to no impairment charge being recorded in 2006 for CMP.

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

The following table reconciles Station Operating Income to Operating income (loss) as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP) (dollars in thousands):

	Year Ended December 31,
	2007	2006

Operating income (loss)	$(151,078)	$(39)
Depreciation and amortization	14,567	17,420
Gain on assets sold/transferred to affiliate	(5,862)	(2,548)
LMA fees	755	963
Non cash stock compensation	9,212	24,447
Corporate general and administrative	16,845	16,565
Impairment charge	230,609	63,424
Costs associated with terminated transaction	2,639	—

Station Operating Income	$117,687	$120,232

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

Reconciliation Between Historical GAAP Results and Pro Forma Results

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Historical		Pro Forma	Historical	Adjustments	Pro Forma
	GAAP	Adjustments	Results	GAAP	(1)(2)	Results

Net revenue	$328,327	$—	$328,327	$334,322	$(3,628)	$330,694
Station operating expenses excluding depreciation, amortization, and LMA fees	210,640	—	210,640	214,089	(3,314)	(210,775)

Station Operating Income(3)	$117,687	$—	$117,687	$120,233	$(314)	$119,919

(1)	Reflects the elimination of revenues from stations contributed to CMP totaling $3,628.

(2)	Reflects the elimination of operating expenses from stations contributed to CMP totaling $3,314.

(3)	See the preceding quantitative reconciliation of Station Operating Income to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The following table summarizes our historical funding needs for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Acquisitions and purchase of intangible assets	$1,008	$975	$12,577
Capital expenditures	6,069	4,789	9,211
Repayments of bank borrowings	115,300	764,950	637,500
Repurchases of common stock	6,522	104	224,040
Interest payments	33,122	54,887	45,623

In the short term, our principal future need for funds will include the funding of station operating expenses, corporate general and administrative expenses and interest and debt service payments. In addition, in the long term, our funding needs will include future acquisitions and capital expenditures associated with maintaining our station and corporate operations and implementing HD Radiotm technology. In December 2004, we purchased 240 perpetual licenses from iBiquity, which will enable us to convert to and utilize iBiquity’s HD Radiotm technology on up to 240 of our stations. Under the terms of our original agreement with iBiquity, we agreed to convert certain of our stations over a seven-year period. On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversions, extend the build-out schedule, and increase the license fees to be paid for each converted station. We anticipate that the average cost to convert each station will be between $130,000 and $150,000.

Our principal sources of funds for these requirements have been cash flow from operating activities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or, audience tastes, and fluctuations in preferred advertising media. In addition, as discussed further below, borrowings under financing arrangements are subject to financial covenants that can restrict our financial flexibility. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancing our credit approval process. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. During the current recession affecting the global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing revolvers, issuing debt and raising capital which has had a material adverse impact on their liquidity. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of December 31, 2008, that cash on hand and cash expected to be generated by financing activities and from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations for the next 12 months. However, given the uncertainty of the markets’ cash flows and the impact of the current recession on guarantors, there can be no assurance that cash generated from operations will be sufficient, or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.

Consideration of recent economic developments and the outlook for 2009

As the capital and credit market crisis worsened during the fourth quarter of 2008 and into early 2009, and in conjunction with the development of our 2009 business plan, we continue to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. For example, in November 2008, Moody’s credit rating agency downgraded our debt rating from B2 to Caa. In response to these conditions, we refined our 2009 business plan to incorporate a reduction in our forecasted 2009 revenues and cost reductions implemented in fourth quarter 2008 and first quarter 2009 to mitigate the impact of Cumulus’ anticipated decline in 2009 revenue.

While preparing our 2009 business plan, we assessed future covenant compliance under our credit agreement, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of our credit agreement. We believe we will continue to be in compliance with all of our debt covenants through at least December 31, 2009 based upon actions we have already taken, as well as through additional paydowns of debt (estimated to be at least $23 million) we will be required to make during 2009 from existing cash balances and cash flow generated from operations. Further discussion of our debt covenant compliance considerations is included below.

The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. If our revenues were to be significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult without remedial measures ,such as the implementation of further cost abatement initiatives. If our remedial measures were not successful in maintaining covenant compliance, then we would negotiate with our lenders for relief, which relief could result in higher interest expense. Failure to comply with our financial covenants or other terms of our credit agreements and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

Cash Flows from Operating Activities

	2008	2007	2006

Net cash provided by operating activities	$76,654	$46,057	$65,322

For the years ended December 31, 2008 and 2007, net cash provided by operating activities increased and decreased $30.6 million and $19.3 million, respectively. Excluding non-cash items, we generated comparable levels of operating income for 2008 and 2007 as compared with the prior years. As a result, the movement in cash flows from operations was primarily attributable to the timing of certain payments.

Cash Flows used in Investing Activities

	2008	2007	2006

Net cash provided by investing activities	$(6,754)	$(29)	$(19,217)

For the year ended December 31, 2008 net cash used in investing activities decreased $6.8 million, primarily due to a $1.2 million decrease in capital expenditures as well as a decrease of $5.7 million in proceeds from the sales of radio assets year over year. Net cash used in investing activities decreased $19.2 million for the year ended December 31, 2007. The decrease is due to the absence of acquisitions and the purchases of intangible assets, $6.0 million of proceeds from the sale of assets and a $4.4 million reduction of capital expenditures.

Cash Flows used in Financing Activities

	2008	2007	2006

Net cash provided by financing activities	$(49,183)	$(16,134)	$(48,834)

For the year ended December 31, 2008 net cash used in financing activities increased $33.1 million, primarily due to repayment of borrowings under our credit facility. For the year ended December 31, 2007 net cash used in financing activities decreased $32.7 million, due to a decrease in costs associated with share repurchases offset by a decrease in net proceeds from the 2007 refinancing as compared to the 2006 refinancing. During 2006, net cash used in financing activities increased $36.3 million, primarily due to the repurchase of 14,261,000 shares of Class A Common Stock and 5,000,000 shares of Class B Common Stock, offset by an increase in borrowings under a new credit facility primarily used to fund these repurchases.

Completed Acquisitions

We did not complete any acquisitions during 2008.

Pending Acquisitions.

As of December 31, 2008, we had pending a swap transaction pursuant to which we would exchange one of our Fort Walton Beach, Florida radio stations, WYZB-FM, for another owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Qantum Communications, who has some radio stations in the market and complained to the FCC that the swap would give us an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida against the current owner of WTKE-FM, and secured a court decision that would require the sale of the station to Qantum instead of us. That decision was affirmed on appeal of the United States Court of Appeals for the Eleventh Circuit. Qantum has not yet closed on the transaction, but there appears to be no likelihood that we will be able to consummate the exchange we had proposed with the seller.

In addition at December 31, 2008, we had pending a swap transaction pursuant to which we would exchange our Canton, Ohio Station, WRQK-FM for eight stations owned by Clear Channel Communications, Inc.(“Clear Channel”) in Ann Arbor, Michigan (WTKA-AM, WLBY-AM, WWWW-FM, WQKL-FM) and Battle Creek, Michigan (WBFN-AM, WBCK-FM, WBCK-AM and WBXX-FM). We will dispose of two of the AM stations in Battle Creek, WBCK-AM and WBFN-AM, simultaneously with the closing of the swap transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM will be placed in a trust for the sale of the station to an unrelated third party and WBFN-AM will be transferred to Family Life Broadcasting System.

As of December 31, 2008 we were party to an Asset Exchange Agreement with subsidiaries of Clear Channel that would result in Clear Channel’s acquisition of five Cumulus stations in the Green Bay, Wisconsin, Market (WOGB(FM) in Kaukauna, Wisconsin, WDUZ-FM in Brillion, Wisconsin, WQLJ(FM) in Green Bay, Wisconsin, WDUZ(AM) in Green Bay Wisconsin, and WPCK(FM) in Denmark, Wisconsin) in exchange for our acquisition of two Clear Channel stations in Cincinnati, Ohio (WNNF(FM) and WOFX-FM). The transaction also contemplates that we would enter into a long-term LMA to operate the Green Bay stations after they are acquired by Clear Channel. LMAs are deemed to be “attributable” ownership interests under FCC rules and, to comply with ownership limitations under FCC rules, we will place two stations (WZNN(FM) in Allouez, Wisconsin, and WWWX(FM) in Oshkosh, Wisconsin) in a trust that will be obligated to sell the stations pursuant to parameters established in the trust agreement with us. The transaction documents also include a Put Agreement that entitles Clear Channel to require us to purchase the Green Bay stations in 2013 (assuming that acquisition would comply with FCC ownership rules). The requisite assignment applications have been filed with the FCC, and the transaction could close in the first or second quarter of 2009.

As of December 31, 2008, we had pending a swap transaction pursuant to which we would exchange WZBN-FM, Camilla, GA, for W250BC, a translator licensed for use in Atlanta, Georgia, owned by Extreme Media Group. The requisite assignment applications have been approved by initial grant by the FCC, and the transaction is expected to close in the first or second quarter of 2009.

Completed Dispositions

The company did not complete any divestitures during the years ended December 31, 2008.

On November 20, 2007, we completed the sale of our Caribbean stations to Gem Radio 5 Limited, which purchased all the operations of our Caribbean stations for $6.0 million. The transaction resulted in the recognition of a gain of approximately $5.9 million. We recorded the gain within continuing operations within our consolidated statement of operations for the year ended December 31, 2007. The below table contains certain operating data related to the stations sold for the periods presented (the total net assets approximated $0.1 million for these stations):

	December 31,
	2007	2006

Net revenue	$1,764	$1,918
Total Expense	1,338	1,396

Operating Income	$426	$522

Our Amended Credit Agreement

On June 11, 2007, we entered into an amendment to our existing credit agreement, dated June 7, 2006, by and among Cumulus, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Amended Credit Agreement.”

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

The Amended Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The replacement term loan facility will mature on June 11, 2014 and amortized in equal quarterly installments beginning on September 30, 2007, with 0.25% of the initial aggregate advances payable each quarter during the first six years of the term, and 23.5% due in each quarter during the seventh year. The revolving credit facility will mature on June 7, 2012 and, except at our option, the commitment will remain unchanged up to that date.

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

In May 2005, we entered into a forward-starting interest rate swap agreement that became effective in March 2006, following the termination of our previous swap agreement. This swap agreement effectively fixes the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009. As of December 31, 2008, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 3.810%; inclusive of the May 2005 Swap, the effective interest rate was 4.885%. At December 31, 2007, our effective interest rate, including the fixed component of the swap, on loan amounts outstanding under our credit facility was 6.6%.

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

As discussed above, our covenants contain certain financial covenants including:

•	A maximum leverage ratio;

•	A minimum fixed charges ratio; and

•	A limit on annual capital expenditures.

As of December 31, 2008, the Company was in compliance with all financial and non-financial covenants. Our covenant requirements and actual ratios as of December 31, 2008 are as follows:

	Covenant	Actual
	Requirement	ratio

Total leverage ratio:	<8.50	7.40
Fixed charges ratio:	>1.1	1.86

The maximum leverage ratio in the Amended Credit Agreement becomes more restrictive over the term of the agreement. The quarterly periods ended December 31, 2008, March 31, 2009 and June 30, 2009, our maximum leverage ratio requirement is 8.50 to 1.00. Beginning with the quarterly period ending September 30, 2009 and through March 31, 2010, the maximum leverage ratio requirement is 8.00 to 1.00. For the quarterly periods ending June 30, 2010 and September 30, 2010, the total leverage ratio is 7.50 to 1.00. We believe we will continue to be in compliance with all of our debt covenants through at least December 31, 2009 based upon actions we have already taken, as well as through additional paydowns of debt we will be required to make during 2009 from existing cash balances and cash flow generated from operations. Based upon the budgeted results our 2009 business plan and our outstanding borrowings as of December 31, 2008, we will be required to make additional paydowns of debt no later than the third quarter of 2009 in order to remain in compliance with our maximum leverage ratio.

Total Leverage Trigger Date Occurring in December 2008

On December 11, 2008, we borrowed $75 million as a Revolving Loan under its existing Credit Agreement, dated June 7, 2006, as amended. The proceeds of such Revolving Loan have been used to make an investment in equity interests in Cumulus Broadcasting, LLC, a wholly-owned subsidiary of the Company, as permitted under Section 6.04(c) of the Credit Agreement.

One of the effects of this borrowing and of such investment is to cause the occurrence of the Total Leverage Trigger Date, as defined under the Credit Agreement. Such a date occurs when there are new borrowings made under the Credit Agreement of at least $75 million, including Revolving Loans, and the Company makes one or more investments permitted under Section 6.04 of the Credit Agreement, and/or Restricted Payments, that total $75 million or more.

By reason of the occurrence of the Total Leverage Trigger Date on December 11, 2008, the Total Leverage Ratio covenant requirements under the Credit Agreement have been adjusted, effective as of December 11, 2008, to the following ratios through and including the dates indicated below:

June 30, 2009	8.50 to 1.00
December 31, 2009	8.00 to 1.00
June 30, 2010	7.50 to 1.00
December 31, 2010	7.00 to 1.00
Thereafter	6.50 to 1.00

Early Extinguishment of Debt 2007

In connection with the retirement of our pre-existing credit facilities, we recorded a loss on early extinguishment of debt of $1.0 million in 2007, which was comprised of previously capitalized loan origination expenses. In connection with the new credit facility, we capitalized approximately $1.0 million of debt issuance costs, which will be amortized to interest expense over the life of the debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management, in consultation with the Audit Committee of our Board, evaluates these estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, Goodwill and other Intangible Assets, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. During 2008, 2007, and 2006, we recorded impairment charges of approximately $498.9, $230.6, and $63.4 million, respectively in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of December 31, 2008, we have $384.0 million in intangible assets and goodwill, which represent approximately 70.7% of our total assets.

The fair market value of our broadcast licenses and reporting units, for purposes of our annual impairment tests, by relying on a discounted cash flow approach assuming a start-up scenario in which the only assets held by an investor are broadcasting licenses. The fair value contains assumptions incorporating variables that are based on past experiences and judgments about future performance using industry normalized information for an average station within a market. These variables would include, but not be limited to: (1) the forecast growth rate of each radio market, including population, household income, retail sales and other expenditures that would influence advertising expenditures; (2) market share and profit margin of an average station within a market; (3) estimated capital start-up costs and losses incurred during the early years; (4) risk-adjusted discount rate; (5) the likely media competition within the market area; and (6) terminal values. The impairment loss in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 7 in the accompanying notes to the financial statements), was primarily due to: (1) an increase in the discount rate used; (2) a decrease in station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.

In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have established a valuation allowance of approximately $233.1 million as of December 31, 2008 based on our assessment of whether it is more likely than not these deferred tax assets will be realized. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, for the years ended December 31, 2008, 2007 and 2006 were $4.7 million, $9.2 million, and $24.4 million, respectively, before income taxes. Upon adopting SFAS No. 123(R), for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For restricted stock awards with performance conditions, we have evaluated the probability of vesting of the awards at each reporting period and have adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2008 (dollars in thousands):

Payments Due By Period

		Less Than	2 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Long-term debt(1)(2)	$696,000	$7,400	$14,800	$14,800	$659,000
Operating leases	47,993	8,765	13,500	10,288	15,440
Digital radio capital obligations(3)	4,200	—	420	1,120	2,660
Other operating contracts(4)	38,386	7,680	15,790	14,916	—

Total Contractual Cash Obligations	786,579	23,845	44,510	41,124	677,100

(1)	Under our credit agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants.

(2)	Based on long-term debt amounts outstanding at December 31, 2008, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $131.1 million of interest on borrowings through June 2014 ($26.3 million due in less than one, year, $51.8 million due in years two and three, $49.1 million due in years four and five, and $3.9 million due after five years.

(3)	Amount represents the estimated capital requirements to convert 212 of our stations to a digital broadcasting format in future periods.

(4)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations that include all significant terms. In addition, amounts include $2.5 million of station acquisitions purchase price that was deferred beyond the closing of the transaction and that is being paid monthly over a 5-year period and also includes employment contract with CEO, Mr. L. Dickey.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2008.

Recent Accounting Pronouncements

SFAS No. 141(R).  In December 2007, the FASB issued FAS No. 141R, “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. FAS No. 141R is effective for the Company as of January 1, 2009 for all business combinations that will close on or after January 1, 2009.

SFAS 157.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The Company adopted these provisions of SFAS 157 effective January 1, 2008. The related disclosures are included in Note 7. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect to adopt SFAS No. 159 on current assets and liabilities, but may elect to do so in the future.

SFAS 160.  In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require Companies to present minority interest separately within the equity section of the balance sheet. The Company will adopt SFAS 160 as of January 1, 2009 is still assessing the impact this pronouncement will have on the Company’s financial statements..

SFAS 161.  In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact this statement has on its consolidated financial statements and will include the relevant disclosures in its financial statements beginning with the first quarter in 2009.

FSP No. 142-3.  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is assessing the potential impact of adoption on its consolidated financial statements.

FSP FAS 157-3.  The FASB issued this FSP in October 2008 and it is effective upon issuance including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS 157 in an inactive market, including; how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. The Company adopted this FSP upon the date of issuance and did not have a material impact on its consolidated financial statements.

FSP FAS 140-4 and FIN 46R-8.  The FASB issued this FSP in December 2008 and it is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities in accordance with SFAS 140 and FIN 46R. These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. The Company will adopt this FSP as of January 1, 2009, but does not expect it to have a material impact on our consolidated results of operations, cash flows or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2008, 42.5% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2008 average interest rate under these borrowings, it is estimated that our 2008 interest expense and net income would have changed by $3.0 million. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $296.0 million of borrowings outstanding at December 31, 2008 that are not subject to the interest rate swap and assuming a one percentage point change in the 2008 average interest rate under these borrowings, it is estimated that our 2008 interest expense and net income would have changed by $4.0 million.

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

Foreign Currency Risk

None of our operations are measured in foreign currencies. As a result, our financial results are not subject to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

Item 8.	Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP and KPMG LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 17, 2008, following an extensive review and request-for-proposal process, the Audit Committee of the Company determined not to renew its engagement of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm (“auditors”) and dismissed them as the Company’s auditors. The Company appointed PricewaterhouseCoopers LLP as the Company’s auditors for the fiscal year ending December 31, 2008.

KMPG’s audit reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2006 contained a separate paragraph stating that “As discussed in Note 1 to the consolidated financial statements effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment.” KPMG’s report on the Company’s consolidated financial statements as of and for the year ended December 31, 2007 contained separate paragraphs stating that “As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment.” and “As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”

KPMG’s reports on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG’s 2006 report indicates that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 because of the effect of a material weakness, as further described below.

During the two most recent fiscal years ended December 31, 2007, and through the date hereof, there were no: (1) disagreements with KMPG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its reports, or (2) “reportable events” as defined in Regulation S-K, Item 304(a)(1)(v); except that in the Company’s annual report on Form 10-K for the year ended December 31, 2006, management concluded in its report, and KPMG concurred, that the Company’s internal control over financial reporting as of December 31, 2006 was not effective as a result of a material weakness (at that time, management concluded that the Company did not maintain sufficient, adequately trained personnel in its corporate accounting function). The Company authorized KPMG to respond fully to any inquiries from Pricewaterhouse Coopers LLP regarding this matter.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, “the Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of

December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008:

We did not maintain a sufficient complement of personnel with the level of financial accounting technical expertise necessary to facilitate an effective review of certain corporate accounting transactions. As a result of this deficiency, we did not timely identify a computational error related to the SFAS 157 mark-to-market adjustment on the Company’s interest rate swap instrument. This deficiency resulted in an audit adjustment to the consolidated financial statements as of December 31, 2008 to correct an overstatement of interest expense and accrued liabilities. Additionally, this control deficiency could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

As a result of the material weakness described above, the Company’s management has concluded that, as of December 31, 2008, its internal control over financial reporting was not effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

Lewis W. Dickey, Jr.	Martin R. Gausvik

Chairman, President, Chief Executive Officer and Director	Executive Vice President, Treasurer, and Chief Financial Officer

(c)	Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) (3) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, filed on November 26, 2008).
3.2	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K, filed on November 26, 2008).
4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed on August 2, 2002).
4.2	Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 4.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).

4.3		Shareholder Agreement, dated as of the March 28, 2002, by and between BancAmerica Capital Investors SBIC I, L.P. and Cumulus Media Inc. (incorporated herein by reference to Exhibit(d)(3) of our Schedule TO-I, filed on May 17, 2006).
4.4		Voting Agreement, dated as of January 6, 2009, by and among Cumulus Media, Inc. and the Dickey stockholders. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on January 6, 2009).
10.1		Cumulus Media Inc. 1998 Employee Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 of our registration statement on Form S-1, filed on June 25, 1998 and declared effective on June 26, 1998 (Commission File No. 333-48849).
10.2		Cumulus Media Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.3		Cumulus Media Inc. 1999 Executive Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62542)).
10.4		Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538)).
10.5		Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on April 15, 2003 (Commission File No. 333-104542)).
10.6		Amended and Restated Cumulus Media 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A of our proxy statement on Schedule 14A, filed on April 13, 2007 (Commission File No. 333-118047)).
10.7		Cumulus Media 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit A of our proxy statement on Schedule 14A, filed on October 17, 2008 (Commission File No. 000-24525)).
10.8		Form of Restricted Shares Agreement for awards under the Cumulus Media, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 27, 2008).
10.9		Restricted Stock Award, dated April 25, 2005, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on April 29, 2005).
10.10		Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K, filed on April 29, 2005).
10.11		Form of Restricted Share Award Certificate (incorporated herein by reference to Exhibit (d)(7) of our Schedule TO-I, filed on December 1, 2008).
10.12		Form of New Option Award Certificate (incorporated herein by reference to Exhibit (d)(8) of our Schedule TO-I, filed on December 1, 2008).
10.13		Form of 2008 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our current report on form 8-K, filed on March 4, 2009.).
10	.14*	Form of 2008 Equity Incentive Plan Stock Option Award Agreement.
10.15		Third Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on December 22, 2006).
10.16		First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media, Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, filed on January 6, 2009).
10.17		Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.18		First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media, Inc. and John G. Pinch. (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, filed on January 6, 2009).
10.19		Employment Agreement between Cumulus Media Inc. and Martin Gausvik (incorporated herein by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended September 30, 2001).

10.20		First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media, Inc. and Martin R. Gausvik. (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed on January 6, 2009).
10.21		Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.22		First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media, Inc. and John W. Dickey. (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed on January 6, 2009).
10.23		Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.24		Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties identified therein (incorporated herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on February 7, 2002).
10.25		Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2002).
10.26		Credit Agreement, dated as of June 7, 2006, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to 10.1 of our current report on Form 8-K, filed on June 8, 2006).
10.27		Guarantee and Collateral Agreement, dated as of June 15, 2006, among the Cumulus Media Inc., its Subsidiaries identified therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2006.
10.28		Amendment No. 1 to Credit Agreement, dated as of June 11, 2007, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on June 15, 2007).
10.29		Termination Agreement and Release, dated as of May 11, 2008, between Cumulus Media, Inc., Cloud Acquisition Corporation and Cloud Merger Corporation. (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed on May 12, 2008).
16.1		Letter regarding a change in the certifying accountant, dated as of June 23, 2008 from KPMG LLP to the Securities and Exchange Commission. (incorporated herein by reference to Exhibit 16.1 to the Company’s Form 8-K, filed on June 23, 2008).
21.1		Subsidiaries of Cumulus Media Inc. (incorporated herein by reference to Exhibit 21.1 to the Company’s Form 10-K, filed on March 16, 2008).
23	.1*	Consent of PricewaterhouseCoopers LLP.
23	.2*	Consent of KPMG, LLP
31	.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Exhibits. See Item 15(a)(3).

(c) Financial Statement Schedules.  Schedule II — Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2009

CUMULUS MEDIA INC.

By	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 16, 2009

/s/ Martin R. Gausvik Martin R. Gausvik	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Ralph B. Everett Ralph B. Everett	Director	March 16, 2009

/s/ Holcombe T. Green, Jr. Holcombe T. Green, Jr.	Director	March 16, 2009

/s/ Eric P. Robison Eric P. Robison	Director	March 16, 2009

/s/ Robert H. Sheridan, III Robert H. Sheridan, III	Director	March 16, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Cumulus Media Inc. are included in Item 8:

Page in
this
Report

(1) Financial Statements
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets at December 31, 2008 and 2007	F-5
Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006	F-6
Consolidated Statements of Stockholders’ (deficit) Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007, and 2006	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	F-8
Notes to Consolidated Financial Statements	F-9
(2) Financial Statement Schedule
Schedule I: Valuation and Qualifying Accounts	S-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ deficit and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of Cumulus Media Inc. and its subsidiaries at December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to an insufficient complement of personnel with a level of financial accounting technical expertise necessary to facilitate an effective review of certain corporate accounting transactions existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2008, the Company adopted Financial Accounting Standards Board Statement No. 157, Fair Value Measurements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cumulus Media, Inc.:

We have audited the accompanying consolidated balance sheet of Cumulus Media, Inc. (the Company) and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule for the years ended December 31, 2007 and 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cumulus Media, Inc. and subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, in so far as it relates to the years ended December 31, 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/s/ KPMG LLP
Atlanta, Georgia
March 17, 2008

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Dollars in thousands, except for share data)

	2008	2007

Current assets:
Cash and cash equivalents	$53,003	$32,286
Accounts receivable, less allowance for doubtful accounts of $1,771 and $1,839, respectively	44,199	52,496
Prepaid expenses and other current assets	3,287	5,835

Total current assets	100,489	90,617
Property and equipment, net	55,124	61,735
Intangible assets, net	325,134	783,638
Goodwill	58,891	98,300
Investment in affiliate	—	22,252
Other assets	3,881	4,000

Total assets	$543,519	$1,060,542

Current liabilities:
Accounts payable and accrued expenses	$20,644	$23,916
Current portion of long-term debt	7,400	13,490

Total current liabilities	28,044	37,406
Long-term debt	688,600	722,810
Other liabilities	30,543	18,158
Deferred income taxes	44,479	162,890

Total liabilities	$791,666	$941,264

Commitments and Contingencies
Stockholders’ (deficit) equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share 0 shares issued or outstanding and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued or outstanding in both 2008 and 2007.	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 59,572,592 and 59,468,086 shares issued and 34,945,290 and 37,101,154 shares outstanding in 2008 and 2007, respectively.	596	595
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in 2008 and 2007, respectively	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2008 and 2007.	6	6
Treasury stock, at cost, 24,627,302 and 22,366,932 shares in 2008 and 2007, respectively	(265,278)	(267,084)
Accumulated other comprehensive income	828	4,800
Additional paid-in-capital	967,676	971,267
Accumulated deficit	(952,033)	(590,364)

Total stockholders’ (deficit) equity	(248,147)	119,278

Total liabilities and stockholders’ (deficit) equity	$543,519	$1,060,542

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007, and 2006
(Dollars in thousands, except for share and per share data)

	2008	2007	2006

Broadcast revenues	$307,538	$324,327	$331,691
Management fee revenues from affiliate	4,000	4,000	2,630

Net revenues	311,538	328,327	334,321
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	203,222	210,640	214,089
Depreciation and amortization	12,512	14,567	17,420
Gain on assets sold/transferred to affiliate	—	(5,862)	(2,548)
LMA fees	631	755	963
Corporate general and administrative (including non cash stock compensation expense of $4,663, $9,212, and $24,447, respectively)	19,325	26,057	41,012
Impairment of goodwill and intangible assets	498,897	230,609	63,424
Costs associated with terminated transaction	2,041	2,639	—

Total operating expenses	736,628	479,405	334,360
Operating loss	(425,090)	(151,078)	(39)

Nonoperating income (expense):
Interest expense	(48,250)	(61,089)	(43,085)
Interest income	988	664	725
Terminated transaction fee	15,000
Losses on early extinguishment of debt	—	(986)	(2,284)
Other income (expense), net	(10)	117	(98)

Total nonoperating expense, net	(32,272)	(61,294)	(44,742)

Loss before income taxes	(457,362)	(212,372)	(44,781)
Income tax benefit	117,945	38,000	5,800
Equity losses in affiliate	(22,252)	(49,432)	(5,200)

Net loss	$(361,669)	$(223,804)	$(44,181)

Basic and diluted income (loss) per common share:
Basic and diluted loss per common share	$(8.55)	$(5.18)	$(0.87)

Weighted average basic and diluted common shares outstanding	42,314,578	43,187,447	50,824,383

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2008, 2007, and 2006
(Dollars in thousands, except for share data)

	Class A		Class B		Class C			Accumulated
	Common Stock		Common Stock		Common Stock			Other	Additional			Total
	Number	Par	Number	Par	Number	Par	Treasury	Comprehensive	Paid-In	Accumulated	Loans to	Stockholders’
	of Shares	Value	of Shares	Value	of Shares	Value	Stock	Income	Capital	Deficit	Officers	Equity

Balance at January 1, 2006	58,307,248	$583	11,630,759	$116	644,871	$6	$(110,379)	$7,401	$1,016,687	$(322,379)	$(4,992)	$587,043

Net loss	—	—	—	—	—	—	—	—	—	(44,588)	—	(44,588)
Other comprehensive income:
Reclassifcattion from other comprehensive income upon hedge accounting discontinuation								(407)		407		—
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(373)	—	—	—	(373)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(780)	—	(44,181)	—	(44,961)

Issuance of common stock	543,038	5	—	—	—	—	—	—	1,676	—	—	1,681
Class B shares canceled	—	—	(5,000,000)	(50)	—	—	—	—	(57,450)	—	—	(57,500)
Purchase of Stock Options and restricted stock	—	—	—	—	—	—	(5,275)	—	(6,850)	—	—	(12,125)
Officer loan repayment	—	—	—	—	—	—	—	—	—	—	4,992	4,992
Non cash stock compensation expense	—	—	—	—	—	—	—	—	24,417	—	—	24,417
Treasury stock buybacks	—	—	—	—	—	—	(166,540)	—	—	—	—	(166,540)

Balance at December 31, 2006 (Note 1)	58,850,286	588	6,630,759	66	644,871	6	(282,194)	6,621	978,480	(366,560)	—	$337,007

Net loss	—	—	—	—	—	—	—	—	—	(223,804)	—	(223,804)
Other comprehensive income:
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(1,821)	—	—	—	(1,821)

Total comprehensive income (loss)	—	—	—	—	—	—	—	(1,821)	—	(223,804)	—	(225,625)

Issuance of common stock	156,232	2	—	—	—	—	—	—	1,262	—	—	1,264
Restricted shares issued from treasury	(360,000)	(3)	—	—	—	—	17,690	—	(17,687)	—	—	—
Treasury stock buyback	—	—	—	—	—	—	(2,580)	—	—	—	—	(2,580)
Class B shares transferred for A shares	821,568	8	(821,568)	(8)	—	—	—	—	—	—		—
Non cash stock compensation expense	—	—	—	—	—	—	—	—	9,212	—	—	9,212

Balance at December 31, 2007	59,468,086	$595	5,809,191	$58	644,871	$6	$(267,084)	$4,800	$971,267	$(590,364)	$—	$119,278

Net loss										(361,669)		(361,669)
Other comprehensive income:												—
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(3,972)	—	—	—	(3,972)

Total comprehensive income (loss)		—	—	—	—	—	—	(3,972)	—	(361,669)	—	(365,641)

Issuance of common stock	104,506	1	—	—	—	—	—	—	707	—	—	708
Restricted shares issued from treasury	—	—	—	—	—	—	5,409	—	(5,409)	—	—	—
Dutch offer fees	—	—	—	—	—	—	(33)	—	—	—	—	(33)
Share repurchase program	—	—	—	—	—	—	(6,522)	—	—	—	—	(6,522)
Shares returned in lieu of tax payments	—	—	—	—	—	—	(168)	—	—	—	—	(168)
Non cash stock compensation expense	—	—	—	—	—	—	—	—	4,231	—	—	4,231
Restricted shares issued in connection with exchange offer	—	—	—	—	—	—	3,120	—	(3,120)	—	—	—

Balance at December 31, 2008	59,572,592	$596	5,809,191	$58	644,871	$6	$(265,278)	$828	$967,676	$(952,033)	$—	$(248,147)

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007, and 2006
(Dollars in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net loss	$(361,669)	$(223,804)	$(44,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early extinguishment of debt	—	986	2,284
Depreciation and amortization	12,512	14,567	17,420
Amortization of debt issuance costs	434	421	201
Amortization of derivative gain	(3,972)	(1,821)	—
Provision for doubtful accounts	3,754	2,954	3,313
Loss (gain) on sale of assets or stations	(21)	(5,890)	39
Change in the fair value of derivative instruments	13,640	13,039	(562)
Equity losses in affiliate	22,252	49,432	2,652
Impairment of goodwill and intangible assets	498,897	230,609	63,424
Deferred income taxes	(118,411)	(34,154)	(3,607)
Non-cash stock compensation	4,663	9,212	24,447
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Accounts receivable	4,543	(437)	(6,519)
Prepaid expenses and other current assets	2,548	323	3,746
Accounts payable and accrued expenses	(523)	(8,113)	1,264
Other assets	(315)	1,231	1,530
Other liabilities	(1,678)	(2,498)	(129)

Net cash provided by operating activities	76,654	46,057	65,322

Cash flows from investing activities:
Investment in affiliate net of advisory fees	—	—	(2,733)
Proceeds from sale of assets or radio stations	323	6,000	—
Purchase of intangible assets	(1,008)	(975)	(9,844)
Escrow payments	—	—	2,597
Acquisition costs	—	(265)	(26)
Capital expenditures	(6,069)	(4,789)	(9,211)

Net cash used in investing activities	(6,754)	(29)	(19,217)

Cash flows from financing activities:
Proceeds from bank credit facility	75,000	750,000	819,750
Repayments of borrowings from bank credit facility	(115,300)	(764,950)	(637,500)
Tax withholding paid on behalf of employees	(2,413)	(311)	—
Payments for officer options and restricted stock	—	—	(12,125)
Payments for debt issuance costs	—	(1,072)	(1,592)
Proceeds from collection of officer loan	—	—	4,992
Payments for repurchases of common stock	(6,522)	(104)	(224,040)
Proceeds from issuance of common stock	52	303	1,681

Net cash used in financing activities	(49,183)	(16,134)	(48,834)
Increase (decrease) in cash and cash equivalents	20,717	29,894	(2,729)
Cash and cash equivalents at beginning of year	32,286	2,392	5,121

Cash and cash equivalents at end of year	$53,003	$32,286	$2,392

Supplemental disclosures of cash flow information:
Interest paid	$33,122	$54,887	$45,623
Trade revenue	$14,821	$17,884	$19,025
Trade expense	$14,499	$17,942	$19,022

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

Reportable Segment

The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Impairment of Goodwill and Indefinite Life Intangible Assets

The Company evaluates the recoverability of its indefinite-lived assets, which include broadcasting licenses, goodwill, deferred charges, and other assets, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and measurement of an impairment loss under these accounting standards require the use of significant judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized to interest expense over the life of the related debt. During the years ended December 31, 2008, 2007 and 2006 the Company recognized amortization expense of debt issuance costs of $0.4 million, $0.4 million, and $0.2 million, respectively.

Extinguishment of Debt

The Company’s losses on extinguishment of debt have been reflected as a component of income (loss) from continuing operations, consistent with the provisions of SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Losses recognized during 2007 and 2006 relate to the retirement of certain term loan borrowings under the Company’s credit facilities.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activitie, that was amended by SFAS No. 137 and SFAS No. 138. This standard requires the Company to recognize all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity.

Revenue Recognition

Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15%. All revenue is recognized in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.”

Trade Agreements

The Company provides commercial airtime in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received, which approximates the fair value of the air time surrendered in the trade. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed.

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

As of December 31, 2008, 2007, and 2006, we operated seven, seven and one radio stations under LMAs respectively. The stations operated under LMAs contributed $6.4 million, $5.0 million and $1.0 million, in years 2008, 2007, and 2006, respectively, to the consolidated net revenues of the Company.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Affiliate

As of December 31, 2008 the Company had a 25% ownership interest in Cumulus Media Partners (“CMP”), acquired in May 2006. The investment is accounted for under the equity method (see note 8). The Company’s consolidated operating results include its proportionate share of CMP’s net losses for the years ended December 31, 2008, 2007, and 2006. As of December 31, 2008, our investment in CMP in the aggregate did not exceed our proportionate share of the net assets of CMP. As of December 31, 2008 the Company’s proportionate share of its affiliate losses exceeded its investment and therefore the Company recorded an equity loss in affiliate of $22.3 million during the fourth quarter of 2008 which reduced the investment in affiliate to $0.

Stock-based Compensation

Effective January 1 2006, the Company adopted SFAS No. 123R Share-Based Payment. The Company currently uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the historical stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and estimated expected dividends.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required. For a discussion of FIN 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” which was effective for the Company as of January 1, 2007, see Note 12, Income Taxes.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values of Financial Instruments

The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. As of December 31, 2008, the fair value of the Company’s term loan was $515.7 million which was based on a risk adjusted rate.

Accounting for National Advertising Agency Contract

The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The contract has several economic elements that principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

SFAS No. 141(R).  In December 2007, the FASB issued FAS No. 141R, “Business Combinations,” that will significantly change how business combinations are accounted for through the use of fair values in financial reporting and will impact financial statements both on the acquisition date and in subsequent periods. FAS No. 141R is effective for the Company as of January 1, 2009 for all business combinations that will close on or after January 1, 2009.

SFAS 157.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides guidance for measuring fair value and requires additional disclosures. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after December 31, 2007. The Company adopted these provisions of SFAS 157 effective January 1, 2008. The related disclosures are included in Note 7. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

SFAS 159.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Such entities are also required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS No. 159 was effective for the Company as of January 1, 2008. The Company did not elect to adopt SFAS No. 159 on current assets and liabilities, but may elect to do so in the future.

SFAS 160.  In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require Companies to present minority interest separately within the equity section of the balance sheet. The Company will adopt SFAS 160 as of January 1, 2009 is still assessing the impact this pronouncement will have on the Company’s financial statements..

SFAS 161.  In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities , and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact this statement has on its consolidated financial statements and will include the relevant disclosures in its financial statements beginning with the first quarter in 2009.

FSP No. 142-3.  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company is assessing the potential impact of adoption on its consolidated financial statements.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP FAS 157-3.  The FASB issued this FSP in October 2008 and it is effective upon issuance including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS 157 in an inactive market, including; how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. The Company adopted this FSP upon the date of issuance and it did not have a material impact on its consolidated financial statements.

FSP FAS 140-4 and FIN 46R-8.  The FASB issued this FSP in December 2008 and it is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities in accordance with SFAS 140 and FIN 46R. These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. The Company will adopt this FSP as of January 1, 2009, but does not expect it to have a material impact on our consolidated results of operations, cash flows or financial condition.

2.	Acquisitions and Dispositions

Pending Acquisitions

As of December 31, 2008, the Company had pending a swap transaction pursuant to which it would exchange one of its Fort Walton Beach, Florida radio stations, WYZB-FM, for another station owned by Star Broadcasting, Inc., WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Qantum Communications, which has radio stations in the market and complained to the FCC that the swap would give the Company an unfair competitive advantage (because the station the Company would acquire reaches more people than the station the Company would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida against the seller and secured a court decision that would require the sale of the station to Qantum instead of the Company. That decision was affirmed on appeal of the United States Court of Appeals for the Eleventh Circuit. Qantum has not yet closed on the transaction, but there appears to be no likelihood that the Company will be able to consummate the exchange it had proposed with the seller.

In addition at December 31, 2008, we had pending a swap transaction pursuant to which we would exchange our Canton, Ohio Station, WRQK-FM for eight stations owned by Clear Channel Communications, Inc.(“Clear Channel”) in Ann Arbor, Michigan (WTKA-AM, WLBY-AM, WWWW-FM, WQKL-FM) and Battle Creek, Michigan (WBFN-AM, WBCK-FM, WBCK-AM and WBXX-FM). We will dispose of two of the AM stations in Battle Creek, WBCK-AM and WBFN-AM, simultaneously with the closing of the swap transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM will be placed in a trust for the sale of the station to an unrelated third party and WBFN-AM will be transferred to Family Life Broadcasting System.

As of December 31, 2008 we were party to an Asset Exchange Agreement with subsidiaries of Clear Channel that would result in Clear Channel’s acquisition of five Cumulus stations in the Green Bay, Wisconsin, Market (WOGB(FM) in Kaukauna, Wisconsin, WDUZ-FM in Brillion, Wisconsin, WQLJ(FM) in Green Bay, Wisconsin, WDUZ(AM) in Green Bay Wisconsin, and WPCK(FM) in Denmark, Wisconsin) in exchange for our acquisition of two Clear Channel stations in Cincinnati, Ohio (WNNF(FM) and WOFX-FM). The transaction also contemplates that we would enter into a long-term LMA to operate the Green Bay stations after they are acquired by Clear Channel. LMAs are deemed to be “attributable” ownership interests under FCC rules and, to comply with ownership limitations under FCC rules, we will place two stations (WZNN(FM) in Allouez, Wisconsin, and WWWX(FM) in Oshkosh, Wisconsin) in a trust that will be obligated to sell the stations pursuant to parameters established in the trust agreement with us. The transaction also includes a Put Agreement that provides Clear Channel the option to require the Company to purchase the Green Bay stations in 2013 (assuming that acquisition would comply with FCC ownership rules). The requisite assignment applications have been filed with the FCC, and the transaction could close in the first or second quarter of 2009.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company had pending a swap transaction pursuant to which it would exchange WZBN-FM, Camilla, GA, for W250BC, a translator licensed for use in Atlanta, GA, owned by Extreme Media Group. The requisite assignment applications have been approved by initial grant by the FCC, and the transaction could close in the first or second quarter of 2009.

Acquisitions

The Company did not complete any acquisitions during 2008 and 2007.

2007 Dispositions

On November 20, 2007, CMI completed the sale of its Caribbean stations to Gem Radio 5 Limited for $6.0 million. The transaction resulted in the recognition of a gain by the Company of approximately $5.9 million. The Company recorded the gain within continuing operations within the Company’s consolidated statement of operations for the year ended December 31, 2007. The below table contains certain operating data related to the stations sold for the periods presented (the total net assets approximated $0.1 million for these stations):

	December 31,
	2007	2006

Net revenue	$1,764	$1,918
Total Expense	1,338	1,396

Operating Income	$426	$522

3.	Property and Equipment

Property and equipment consists of the following as of December 31, 2008 and 2007 (dollars in thousands):

	Estimated
	Useful Life	2008	2007

Land		$10,381	$10,456
Broadcasting and other equipment	3 to 7 years	123,997	121,670
Computer and capitalized software costs	1 to 3 years	11,740	10,045
Furniture and fixtures	5 years	11,833	11,835
Leasehold improvements	5 years	10,297	8,667
Buildings	20 years	27,687	27,693
Construction in progress		1,873	2,073

		197,808	192,439
Less accumulated depreciation		(142,684)	(130,704)

		$55,124	$61,735

4.	Goodwill and Other Intangible Assets

The following tables summarize the December 31, 2008 and 2007 gross carrying amounts and accumulated amortization of amortized and unamortized intangible assets, amortization expense for the years ended

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008, 2007, and 2006 and the estimated amortization expense for the five succeeding fiscal years. These amortizable intangibles have an average useful life of three years (dollars in thousands):

	As of December 31,
	2008	2007

Amortized Intangible Assets: Non-Compete Agreements Gross Carrying Value	$3,100	$3,100
Accumulated Amortization	(3,097)	(3,088)

Net Value	$3	$12
Unamortized Intangible Assets:
Licenses for Digital Broadcasting Technology	1,200	1,200
FCC Broadcast Licenses	323,931	782,426

	325,134	783,638

Aggregate Amortization Expense for Non-Compete Agreements:
Year ended December 31, 2006	$292
Year ended December 31, 2007	$10
Year ended December 31, 2008	$10
Estimated Amortization Expense:
For the year ending December 31, 2009	$2

A summary of changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 follows (dollars in thousands):

Goodwill

Balance as of December 31, 2006	$176,791

Acquisitions	—
Dispositions	—
Impairment charge	(78,491)

Balance as of December 31, 2007	$98,300

Acquisitions	—
Dispositions	—
Impairment charge	(39,410)

Balance as of December 31, 2008	$58,890

SFAS No. 142 requires the Company to test goodwill for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual test in the fourth quarter of each year and, in doing so, SFAS No. 142 requires that the Company determine the appropriate reporting unit and compare the fair value of the reporting unit with its carrying amount. If the fair value of any reporting unit is less than the carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. Consistent with prior years, for 2008 the Company determined the reporting unit as a radio market.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used in estimating the fair values of goodwill are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

For the year ended December 31, 2008, 2007, and 2006, the Company determined that the carrying value of certain reporting units exceeded their fair values. Accordingly, the Company recorded an impairment charge of $39.4 million, $78.5 million, and $8.6 million, respectively, as reflected in the Consolidated Statements of Operations, to reduce the carrying value of goodwill.

Several factors and variables contributed to the decrease in the fair value of certain of its reporting units, including (1) an increase in the discount rate used; (2) a decrease in station transaction multiples, and (3) a decrease in advertising revenue growth projections for the broadcasting industry.

Indefinite-Lived Intangibles

SFAS No. 142 requires the Company to test FCC broadcast licenses for impairment on an annual basis and more frequently if events or circumstances indicate that the asset may be impaired. The Company performs its annual impairment evaluation of existing intangible assets with indefinite lives during the fourth quarter of each year. Accordingly, we determine the appropriate reporting unit and then compare the carrying amount of each reporting unit’s broadcast licenses with their fair value. Consistent with prior years, for 2008 we determined the reporting unit as a radio market.

Broadcast Licenses

The fair values derived utilize a direct value method and is based on assumptions that contain a variety of variables. These variables are based on available industry data, historical experience and estimates of future performance and include, but are not limited to, revenue and expense growth rates for each radio market, revenue and expense growth rates for our stations in each market, overall discount rates based on our weighted average cost of capital and acquisition multiples. The assumptions used in estimating the fair values of broadcast licenses are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated value.

For the years ended December 31, 2008, 2007, and 2006, the Company determined that the carrying value of broadcast licenses in certain of its reporting units exceeded their fair value. Accordingly, the Company recorded an impairment charge of $459.5 million, $152.1 million, and $54.8 million, respectively, as reflected in the consolidated statements of operations, to reduce the carrying value of broadcast licenses.

Several factors and variables contributed to the decrease in the fair value of certain of our broadcast licenses, including (1) an increase in the discount rate used; (2) a decrease in station transaction multiples, and (3) a decrease in advertising revenue growth projections for the broadcasting industry.

Licenses for Digital Broadcasting Technology

On December 21, 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation (“iBiquity”) for $1.2 million in cash. These licenses permit the Company to convert to and utilize iBiquity’s HD Radiotm technology, which will allow us to broadcast in a digital format on 240 of our stations.

Under its original agreement with iBiquity, the Company was obligated to convert the 240 stations to HD Radiotm technology over a seven-year period. Each station conversion will require an investment in certain capital equipment necessary to broadcast the technology. To date, the Company has converted 29 stations to the HD Radiotm technology.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2008 and 2007 (dollars in thousands):

	2008	2007

Accounts payable	$2,484	$1,129
Accrued compensation	1,181	1,702
Accrued commissions	2,150	2,421
Accrued taxes	2,365	3,212
Barter payable	1,949	2,486
Accrued professional fees	1,536	1,006
Due to seller of acquired companies	42	461
Accrued interest	3,719	2,621
Accrued employee benefits	36	855
Non-cash contract termination liability	2,126	1,954
Accrued other	1,761	2,149
Deferred revenue	59	220
Tax withheld on executive compensation	—	2,242
Accrued transaction costs	1,236	1,458

Total accounts payable and accrued expenses	$20,644	$23,916

6.	Derivative Instruments

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

May 2005 Swap

In May 2005, the Company entered into a forward-starting LIBOR based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap, effective from March 2006 through March 2009, changes the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows by entering into a receive-variable, pay-fixed interest rate swap. Under the May 2005 Swap, Cumulus receives LIBOR-based variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. Starting in June 2006, the May 2005 Swap no longer qualified as a cash flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of AOCI. The Company recorded a $0.4 million adjustment to accumulated deficit and AOCI and interest expense in the balance sheet and consolidated statement of operations for the year ended December 31, 2006 to properly reflect the change in accounting for the May 2005 swap, as described in Note 1.

The fair value of the May 2005 Swap was determined under the provisions of SFAS 157 using observable market based inputs (a level two measurement). The fair value represents an estimate of the net amount that Cumulus would pay if the agreement was transferred to another party or cancelled as of the date of the valuation.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance sheet as of December 31, 2008 and 2007 reflects other long term liabilities of $3.0 million and $0.4 million, respectively for the fair value of the May 2005 Swap. During the years ended 2008 and 2007 the Company recorded $2.6 million and $9.8 million of increased interest expense related to the change in value of the swap.

The Company effectively paid $3.2 million for the 2005 swap by issuance of the May 2005 option as described below; this amount is being reclassified out of AOCI into interest expense on a straight-line basis.

For the year ended December 31, 2008, the Company recorded $3.8 million of increased interest expense which represents yield adjustments on the hedged obligation. During the years ended December 31, 2007 and 2006 $5.5 million, and $5.6 million, respectively, was reported as a reduction of interest expense which represented yield adjustments on the hedged obligation.

May 2005 Option

In May 2005, we also entered into an interest rate option agreement (the “May 2005 Option”), which provides for the counterparty to the May 2005 Swap, Bank of America, to unilaterally extend the period of the swap for two additional years, from March of 2009 through March of 2011. This option may only be exercised in March of 2009. This instrument is not highly effective in mitigating the risks in cash flows, and therefore is deemed speculative and its changes in value are accounted for as a current element of non-operating results. Interest expense for the years ended December 31, 2008, 2007, and 2006 includes $11.0 million and $3.2 million of expense, and $1.1 million credit, respectively, and the balance sheet, as of December 31, 2008 and 2007, includes other long term liabilities of $15.5 million and other long-term liabilities $4.4 million, respectively, to reflect the fair value of the May 2005 Option.

7.	Fair Value Measurements

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets are measured at fair value on a recurring basis. Financial liabilities measured at fair value on a recurring basis as of December 31, 2008 were as follows (dollars in thousands):

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents:
Money market funds	$46,353	$16,340	30,013	$—

Total assets	$46,353	$16,340	$30,013	$—

Financial Liabilities:
Interest rate swap	$(3,043)	$—	$(3,043)	$—
Interest rate swap — option	(15,464)	—	(15,464)	—

Total liabilities	$(18,507)	$—	$(18,507)	$—

8.	Investment in Affiliate

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the formation of CMP, Cumulus contributed four radio stations (including related licenses and assets) in the Houston, Texas and Kansas City, Missouri markets with a book value of approximately $71.6 million and approximately $6.2 million in cash in exchange for its membership interests. Cumulus recognized a gain of $2.5 million from the transfer of assets to CMP. In addition, upon consummation of the acquisition, the Company received a payment of approximately $3.5 million as consideration for advisory services provided in connection with the acquisition. The Company recorded the payment as a reduction in its investment in CMP. The table below presents summarized financial statement data related to CMP (Dollars in thousands):

			Successor	Predecessor
			8 Months Ended	4 Months Ended
			December 31,	May 04,
	2008	2007	2006	2006

Income Statement Data:
Revenues	$212,429	$234,544	$163,602	$69,614
Operating expenses	129,096	133,150	97,900	51,708
Equity in loss	22,252	49,432	5,200	—
Net loss	(545,853)	197,821	22,064	2,517
Balance sheet data:
Assets	722,788	1,355,579
Liabilities	1,178,104	1,264,614
Shareholders equity	(455,316)	90,965

The Company’s investment in CMP is accounted for under the equity method of accounting. The table below summarizes the Company’s investment in CMP as of December 31, 2008:

December 31,
2008

Book basis of radio stations contributed to Affiliate	$71,623
Gain on radio stations contributed to Affiliate	2,548
Cash contributed to Affiliate	6,250
Receipt of advisory fee from Affiliate	(3,537)
Equity losses in Affiliate	(5,200)

Investment in Affiliate at December 31, 2006	$71,684
Equity losses in Affiliate in 2007	(49,432)

Investment in Affiliate at December 31, 2007	$22,252

Equity losses in Affiliate in 2008	(22,252)

Investment in Affiliate at December 31, 2008	$—

Concurrently with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s management manages the operations of CMP’s radio markets. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is 1% of the subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the year ended December 31, 2008, 2007 and 2006, the Company recorded as net revenues approximately $4.0 million, $4.0 million and $2.6 million, respectively, in management fees from CMP.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2008 and 2007 (dollars in thousands):

	2008	2007

Term loan and revolving credit facilities	$696,000	$736,300
Less: Current portion of long-term debt	7,400	13,490

	$688,600	$722,810

A summary of the future maturities of long-term debt follows (dollars in thousands):

2009	$7,400
2010	7,400
2011	7,400
2012	7,400
2013	7,400
Thereafter	659,000

$696,000

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 3.810%. As of December 31, 2008, the effective interest rate inclusive of the May 2005 Swap is 4.885%.

Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Amended Credit Agreement) and upon the sale of certain assets.

Additionally, certain excess cash flow payments are required annually. The Company will not be required to make an excess cash flow payment under the terms of its credit agreement as the Company fulfilled this requirement by making contractual payments of $7.4 million and the additional voluntary payment of approximately $25.0 million in the fourth quarter of 2008.

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

As discussed above, our covenants contain certain financial covenants including:

•	A maximum leverage ratio;

•	A minimum fixed charges ratio; and

•	A limit on annual capital expenditures.

The maximum leverage ratio in the Amended Credit Agreement becomes more restrictive over the term of the agreement. The quarterly periods ended December 31, 2008, March 31, 2009 and June 30, 2009, our maximum leverage ratio requirement is 8.50 to 1.00. Beginning with the quarterly period ending September 30, 2009 and through March 31, 2010, the maximum leverage ratio requirement is 8.00 to 1.00. For the quarterly periods ending June 30, 2010 and September 30, 2010 the maximum leverage ratio is 7.50 to 1.00. We believe we will continue to be in compliance with all of our debt covenants through at least December 31, 2009 based upon actions we have already taken, as well as through additional paydowns of debt we will be required to make during 2009 from existing cash balances and cash flow generated from operations. Based upon the budgeted results our 2009 business plan and our outstanding borrowings as of December 31, 2008, we will be required to make additional paydowns of debt no later than the third quarter of 2009 in order to remain in compliance with our maximum leverage ratio.

The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. If our revenues were to be significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult without remedial measures, such as the implementation of further cost abatement initiatives. If our remedial measures were not successful in maintaining covenant compliance, then we would negotiate with our lenders for relief, which relief could result in higher interest expense. Failure to comply with our financial covenants or other terms of our credit agreements and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

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

2006 Refinancing

On June 23, 2006, the Company announced the completion of a tender offer for 11.5 million outstanding shares of our Class A Common Stock. In connection with the tender offer, we also agreed to repurchase 5.0 million shares of our outstanding Class B Common Stock (see Note 10).

In connection with the tender offer and common stock repurchase, on June 7, 2006, the Company entered into a new $850 million credit facility, which provided for a $100.0 million six-year revolving credit facility and a seven-year $750.0 million term loan facility. The proceeds were used by the Company to repay all amounts outstanding under its 2005 credit facility (approximately $588.2 million) and to purchase the 11.5 million shares of the Company’s Class A Common Stock and 5.0 million shares of the Company’s Class B Common Stock, which occurred on June 23, 2006 and June 29, 2006, respectively, and to pay fees and expenses related to the foregoing. The remaining proceeds were used to provide ongoing working capital and other general corporate purposes, including capital expenditures. As of December 31, 2006, there was $5.0 million outstanding under the revolving credit facility.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, during June, 2006, as part of a separate $200.0 million Board-approved recapitalization, the Company completed a “modified Dutch Auction” tender offer and purchased 11,500,000 shares of our outstanding Class A Common Stock at a price per share of $11.50, or approximately $132.3 million. The shares purchased represented approximately 24.1% of the Company’s outstanding Class A Common Stock at the time. The Company also purchased 5 million shares of Class B Common Stock at a purchase price of $11.50 per share or approximately $57.5 million. The shares purchased represented approximately 43.0% of the Company’s outstanding Class B Common Stock. These Class B Common shares were subsequently retired.

In addition, during July and August 2006, the Company repurchased 749,500 shares of its outstanding Class A Common Stock at an average price per share of $9.25, or approximately $6.9 million.

Cumulatively, during 2006, the Company repurchased 14,261,000 shares of its outstanding Class A Common Stock (exclusive of the purchase of 500,000 restricted shares from the Company’s Chief Executive Officer in December 2006 described in Note 11) at an average price per share of $11.56, or approximately $164.9 million and 5 million shares of our outstanding Class B Common Stock at an average price per share of $11.50, or approximately $57.5 million.

On May 21, 2008, the Board of Directors of Cumulus terminated all prior repurchase programs, and authorized the purchase, from time to time, of up to $75 million of its shares of Class A Common Stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and various other factors, including the requirements of the Company’s credit facility. Cumulus has no obligation to repurchase shares under the repurchase program, and the timing, actual number and value of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.

Cumulatively, during 2008, the Company has repurchased in the aggregate approximately 3.0 million shares of Class A Common Stock for approximately $6.5 million in cash under the repurchase program.

As of December 31, 2008, the Company had authority to repurchase an additional $68.5 million of its Class A Common Stock.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of July 23, 2007, the Company halted future participation in the ESPP, and has terminated the plan as of the end of the 2007 plan year.

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

Stock options of 956,869 and 10,000 shares were granted during 2008 and 2007 respectively. Stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. Management believes historical volatility is a better measure than implied volatility. The Company bases the risk-free interest rate that it uses in its option pricing model on U.S. Treasury Zero Coupon strip issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Similar to the expected-term assumption used in the valuation of awards, the Company splits its population into two categories, (1) executives and directors and (2) non-executive employees. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used for valuation of the 2006 option awards were an expected term of 7.0 (for certain key employees the expected term is ten years); volatility of 74.5%; risk-free rate of 4.99%; and an expected dividend rate of 0%. The assumptions used for valuation of the 2007 option awards were similar to those described for the 2006 awards.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2008, the Company recognized approximately $2.3 million in non-cash stock-based compensation expense relating to stock options. There is no tax benefit associated with this expense due to the Company’s net operating loss position. As of December 31, 2008, there was unrecognized compensation costs, adjusted for estimated forfeitures (with a range from approximately 0% to 40%), of approximately $0.8 million related to non-vested stock options that will be recognized over 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The compensation committee of the Board granted 133,000, 110,000, and 110,000 restricted shares of its Class A Common Stock in 2008, 2007, and 2006, respectively, to certain officers, pursuant to the 2004 Equity Incentive Plan. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. An additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $0.7 million for the 2008 grant, $1.1 million for the 2007 grant and $1.3 million for the 2006 grant. Stock compensation expense for these awards will be recognized on a straight-line basis over each award’s vesting period. For the year ended December 31, 2008, 2007 and 2006, we recognized $0.6 million, $1.0 million, and $0.8 million, respectively, of non-cash stock compensation expense related to these restricted shares.

As of December 31, 2008 and 2007, there were unrecognized compensation costs of approximately $1.1 million and $2.2 million, respectively, related to these restricted stock grants that will be recognized over 3.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. There have been no forfeitures.

On December 20, 2006, we entered into a Third Amended and Restated Employment agreement with our Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. The agreement has an initial term through May 31, 2013 and is subject to automatic extensions of one-year terms thereafter unless terminated by advance notice by either party in accordance with the terms of the agreement.

The agreement provides among other matters that Mr. L. Dickey shall be granted 160,000 shares of time-vested restricted Class A common stock and 160,000 shares of performance vested restricted Class A common stock in each fiscal year during his employment term. The time-vested restricted shares shall vest in three installments, with one-half vesting on the second anniversary of the date of grant, and one-quarter vesting on each of the third and fourth anniversaries of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with us. Vesting of performance restricted shares is dependent upon achievement of Compensation Committee-approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with us. For 2008, the Company recognized $0.3 million of expense related to the performance restricted awards issued in 2007 and 2008 whose vesting is subject to the achievement of the Compensation Committee approved criteria.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of the date of his new employment agreement, Mr. L. Dickey had 250,000 partially vested, restricted shares that were being amortized under FAS 123R. At December 20, 2006 there was an unamortized balance, under FAS 123R, of $2.0 million associated with these shares. The Company replaced these shares with 94,875 deferred shares of Class A Common Stock and 155,125 time-vested restricted shares of Class A Common Stock. In accordance with FAS 123R, the Company recognized non-cash stock compensation expense of $0.8 million in 2006, related to the 94,875 replacement deferred shares. The Company will recognize future non-cash stock compensation of $1.3 million associated with the time-vested restricted shares, ratably over the employment contract through May 31, 2013.

Mr. L. Dickey was granted 160,000 time-vested, restricted shares of Class A Common Stock in 2007 and will be granted 160,000 time-vested, restricted shares each year for the next six years or 1,120,000 shares in the aggregate. Of the 1,120,000 shares to be issued, non-cash stock compensation expense of $6.8 million related to 524,875 of the shares is being amortized ratably to non-cash stock compensation expense over the period of the employment agreement ending May 31, 2013. These shares represent the number of shares that will legally vest during the employment agreement reduced by the 155,125 shares which were treated as replacement shares for the pre-existing 250,000 partially vested restricted shares discussed above.

As previously mentioned, in 2006, the Company repurchased 1,150,000 outstanding shares of Mr. L. Dickey’s fully vested Class A Common Stock options and recorded a charge to equity for $6.8 million. In addition the Company purchased 500,000 partially vested restricted shares for $5.3 million which was charged to treasury stock in shareholder’s equity. The unamortized grant date fair value of $3.2 million was recorded to non-cash stock compensation within the 2006 consolidated statement of operations. The number of signing bonus restricted deferred shares and time-vested restricted shares committed for grant to Mr. L. Dickey and the restricted shares previously granted exceeded the number of restricted or deferred shares approved for grant at December 31, 2006. Accordingly, 15,000 of the signing bonus shares and all of the time-vested restricted shares were accounted for as liability classified awards which required revaluation at the end of each accounting period as of December 31, 2006. Following the modification of the 2004 Equity Incentive Plan in May 2007, all stock based compensation awards are equity classified as of December 31, 2008.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 20, 2007, the Company issued the 685,000 signing bonus restricted shares of Class A Common Stock to Mr. L. Dickey in accordance with his current employment agreement, as described above. As previously stated, these shares, valued at $7.0 million, were expensed in 2006 to non-cash stock compensation. In 2007, the Company recorded $1.0 million to the non-cash stock compensation associated with the time vested awards under Mr. L. Dickey’s Third Amended and Restated Employment Agreement. Included in the Treasury Stock buyback for 2007 is $2.6 million for shares withheld representing the minimum statutory tax liability of which $0.3 million was paid during 2007. At December 31, 2008, there was $4.2 million of unrecognized compensation costs for the time vested restricted shares to be amortized ratably through May 31, 2013 associated with Mr. L. Dickey’s December 2006 amended employment agreement.

The Company also had an Employee Stock Purchase Plan (ESPP) that allowed qualifying employees to purchase shares of Class A Common Stock at the end of each calendar year at 85% of the lesser of the fair market value of the Class A Common Stock on the first or last trading day of the year. Due to the significant discount offered and the inclusion of a look-back feature, the Company’s ESPP was considered compensatory upon adoption of SFAS No. 123R. As previously mentioned and pursuant to the Agreement and Plan of Merger, the Company halted future participation in the ESPP, and terminated the plan at the end of the 2007 plan year.

2008 Equity Incentive Plan

The Board adopted the 2008 Equity Incentive Plan (the “2008 Plan”) on September 26, 2008. The 2008 Equity Incentive Plan was subsequently approved by our stockholders on November 19, 2008. The purpose of the 2008 Equity Incentive Plan is to attract and retain non-employee directors, officers, key employees and consultants for us and our subsidiaries by providing such persons with incentives and rewards for superior performance. The aggregate number of shares of Class A Common Stock subject to the 2008 Equity Incentive Plan is 4,000,000. Of the aggregate number of shares of Class A Common Stock available, up to 3,000,000 shares may be granted as incentive stock options, or ISOs. In addition, no one person may receive options exercisable for more than 400,000 shares of Class A Common Stock in any one calendar year.

The 2008 Plan permits the Board to grant nonqualified stock options and ISOs, or combinations thereof. The exercise price of an option awarded under the 2008 Plan may not be less than the closing price of the Class A Common Stock on the date of grant. Options will be exercisable during the period specified in each award agreement and will be exercisable in installments pursuant to a Board-designated vesting schedule, provided that awards may not vest sooner than one-third per year over three years. The Board may also provide for acceleration of options awarded in the event of retirement, death or disability of the grantee, or a change of control, as defined by the 2008 Plan.

The 2008 Plan also permits the Board to grant stock appreciation rights, or SARs, to receive an amount equal to 100%, or such lesser percentage as the Board may determine, of the spread between the base price (or option price if a tandem SAR) and the value of our Class A Common Stock on the date of exercise. SARs may not vest by the passage of time sooner than one-third per year over three years, provided that any grant may specify that such SAR may be exercised only in the event of, or earlier in the event of, the retirement, death or disability of the grantee, or a change of control. Any grant of SARs may specify performance objectives that must be achieved as a

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condition to exercise such rights. If the SARs provide that performance objectives must be achieved prior to exercise, such SARs may not become exercisable sooner than one year from the date of grant except in the event of the retirement, death or disability of the grantee, or a change of control.

The Board may also authorize the grant or sale of restricted stock to participants. Each such grant will constitute an immediate transfer of the ownership of the restricted shares to the participant, entitling the participant to voting, dividend and other ownership rights, but subject to substantial risk of forfeiture for a period of not less than two years (to be determined by the Board at the time of the grant) and restrictions on transfer (to be determined by the Board at the time of the grant). Any grant of restricted stock may specify performance objectives that, if achieved, will result in termination or early termination of the restrictions applicable to such shares. If the grant of restricted stock provides that performance objectives must be achieved to result in a lapse of restrictions, the restrictions cannot lapse sooner than one year from the date of grant, but may be subject to earlier lapse or modification by virtue of the retirement, death or disability of the grantee or a change of control. The Board may also provide for the elimination of restrictions in the event of retirement, death or disability of the grantee, or a change of control.

Additionally, the 2008 Plan permits the Board to grant restricted stock units, or RSUs. A grant of RSUs constitutes an agreement by the Company to deliver shares of Class A Common Stock to the participant in the future in consideration of the performance of services, but subject to the fulfillment of such conditions during the restriction period as the Board may specify. During the restriction period, the participant has no right to transfer any rights under his or her award and no right to vote such RSUs. RSUs must be subject to a restriction period of at least three years, except that the restriction period may expire ratably during the three-year period, on an annual basis, as determined by the Board at the date of grant. Additionally, the Board may provide for a shorter restriction period in the event of the retirement, death or disability of the grantee, or a change of control. Any grant of RSUs may specify performance objectives that, if achieved, will result in termination or early termination of the restriction period applicable to such shares. If the grant of RSUs provides that performance objectives must be achieved to result in a lapse of the restriction period, the restriction period cannot lapse sooner than one year from the date of grant, but may be subject to earlier lapse or modification by virtue of the retirement, death or disability of the grantee or a change of control.

Finally, the 2008 Plan permits the Board to issue performance shares and performance units. A performance share is the equivalent of one share of Class A Common Stock and a performance unit is the equivalent of $1.00 or such other value as determined by the Board. A participant may be granted any number of performance shares or performance units, subject to the limitations set forth in the 2008 Plan. The participant will be given one or more performance objectives to meet within a specified period. The specified period will be a period of time not less than one year, except in the case of the retirement, death or disability of the grantee, or a change of control, if the Board shall so determine. Each grant of performance shares or performance units may specify in respect of the relevant performance objective(s) a level or levels of achievement and will set forth a formula for determining the number of performance shares or performance units that will be earned if performance is at or above the minimum or threshold level or levels, or is at or above the target level or levels, but falls short of maximum achievement of the specified performance objective(s).

No grant, of any type, may be awarded under the 2008 Equity Incentive Plan after November 19, 2018.

The Board of Directors administers the 2008 Plan. The Board of Directors may from time to time delegate all or any part of its authority under the 2008 Plan to the Compensation Committee. The Board of Directors has full and exclusive power to interpret the 2008 Plan and to adopt rules, regulations and guidelines.

Under the 2008 Plan, current and prospective employees, non-employee directors, consultants or other persons who provide us services are eligible to participate.

On December 30, 2008, the Company consummated an exchange offer to its employees and non-employee directors (or a designated affiliate of one of the foregoing) to exchange their outstanding options to purchase the

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Class A Common Stock that were granted on or after October 2, 2000 (“eligible options”) for a combination of restricted shares of the Company’s Class A Common Stock (“restricted shares”) and replacement options to purchase Class A Common Stock (“new options”). Options to purchase 5,647,650 shares of Class A Common Stock, or approximately 95.1% of all eligible options, were tendered for exchange and, in accordance with the terms of the Offer, 289,683 restricted shares and new options to purchase 956,869 shares of Class A Common Stock were issued at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Plan. These options vest as follows: 50% of the options vest on the second anniversary of the date of issue and the remaining 50% vest in 25% increments on each of the next two anniversaries with the possible acceleration of vesting for some options if certain criteria are met. The incremental non-cash charge to compensation expense of $1.3 million as well as the non-cash charge to compensation expense of $0.8 million for the non-vested awards exchanged will be recognized over the new vesting period.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the 2004 Equity Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide us services are eligible to participate.

As of December 31, 2008, there were outstanding options to purchase a total of 101,453 shares of Class A Common Stock at exercise prices ranging from $9.40 to $14.04 per share under the 2004 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2004 Equity Incentive Plan.

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

Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to us are eligible to participate. As of December 31, 2008, there were outstanding options to purchase a total of 81,345 shares of Class A Common Stock at exercise prices ranging from $14.62 to $19.25 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

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

Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to us are eligible to participate. As of December 31, 2008, there were outstanding options to purchase a total of 51,704 shares of Class A Common Stock at exercise prices ranging from $5.92 to $6.44 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

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

As of December 31, 2008, there were outstanding options to purchase a total of 625,000 shares of Class A Common Stock at an exercise price of $27.88 per share under the 1999 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1999 Executive Stock Incentive Plan.

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

As of December 31, 2008, there were outstanding options to purchase a total of 10,400 shares of Class A Common Stock at an exercise price of $14.00 per share under the 1998 Stock Incentive Plan. These options vest, in general, over five years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 1998 Stock Incentive Plan.

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

The 1999 Executive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the 1999 Executive Plan and to make all interpretations and determinations affecting the 1999 Executive Plan. In the event of any changes in our capital structure, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1999 Executive Plan so that the net value of the award is not changed. As of December 31, 2008, there were outstanding options to purchase a total of 500,000 shares of Class C Common Stock and 125,000 shares of Class A Common Stock under the 1999 Executive Plan.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1998 Executive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the 1998 Executive Plan and to make all interpretations and determinations affecting the 1998 Executive Plan. In the event of any changes in our capital structure, the Compensation Committee will make proportional adjustments to outstanding awards granted under the 1998 Executive Plan so that the net value of the award is not changed. As of December 31, 2008, there were no outstanding options to purchase any class of Common Stock under the 1998 Executive Plan.

The following tables represent a summary of options outstanding and exercisable at and activity during the years ended December 31, 2008, 2007 and 2006:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2005	10,073,220	$14.40

Granted	431,050	9.40
Exercised	(58,440)	6.26
Canceled or repurchased	(1,471,396)	14.09

Outstanding at December 31, 2006	8,974,434	$15.09

Granted	10,000	9.97
Exercised	(51,657)	6.37
Canceled or repurchased	(254,117)	13.69

Outstanding at December 31, 2007	8,678,660	$15.16

Granted	956,869	2.95
Exercised	(4,500)	5.92
Canceled or repurchased	(7,577,704)	14.94

Outstanding at December 31, 2008	2,053,325	$14.43

The following table summarizes information about stock options outstanding at December 31, 2008:.

	Outstanding as of	Weighted Average	Weighted	Exercisable as of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2008	Contractual Life	Exercise Price	2008	Exercise Price

$ 0.00-2.78	189,240	10.00 years	$2.54	—	$—
$ 2.79-5.57	767,629	10.00 years	3.06	—	—
$ 5.58-8.35	51,704	1.13 years	6.31	51,704	6.31
$ 8.36-11.14	49,674	6.9 years	9.40	29,944	9.40
$11.15-13.93	—	0.00 years	—	—	—
$13.94-16.72	99,024	4.00 years	14.25	99,024	14.25
$16.73-19.50	44,500	3.90 years	19.25	44,500	19.25
$19.51-22.29	—	0.00 years	—	—	—
$22.30-25.08	—	0.00 years	—	—	—
$25.09-27.88	851,554	0.66 years	27.88	851,554	27.88

	2,053,325	5.41 years	$14.43	1,076,726	$24.72

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average grant date fair value of options granted during the years 2008, 2007 and 2006 was $0.0 million, $0.1 million and $2.9 million respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.0 million, $0.2 million and $0.3 million, respectively.

12.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2008, 2007, and 2006 consisted of the following (dollars in thousands):

	2008	2007	2006

Current tax expense (benefit)
Federal	$—	$107	$—
State and Local	466	(3,953)	(2,193)

Total current expense (benefit)	466	(3,846)	(2,193)
Deferred tax expense (benefit)
Federal	(98,524)	(29,175)	(291)
State and Local	(19,887)	(6,648)	(33)
State tax rate changes	—	1,669	(3,283)

Total deferred expense (benefit)	(118,411)	(34,154)	(3,607)

Total income tax expense (benefit)	$(117,945)	$(38,000)	$(5,800)

Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 35% for the years ended December 31, 2008, 2007, and 2006 due to the following (dollars in thousands):

	2008	2007	2006

Pretax loss at federal statutory rate	$(167,875)	$(91,631)	$(17,635)
State income tax expense (benefit), net of federal benefit	(18,245)	(10,436)	(1,860)
Reserve for contingencies	—	(4,731)	(2,193)
Change in state tax rates	(69)	1,669	(3,283)
Other	362	(1,540)	1,951
Non cash stock compensation & Section 162 Disallowance	1,071	4,626	8,420
Impairment charges on goodwill with no tax basis	3,405	23,200	—
Increase in valuation allowance	63,406	40,843	8,800

Net income tax benefit	$(117,945)	$(38,000)	$(5,800)

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007

Current deferred tax assets:
Accounts receivable	$691	$717
Accrued expense and other	1,131	2,358

Current deferred tax assets	1,822	3,075
Less: valuation allowance	(1,822)	(3,075)

Net current deferred tax assets	—	—

Noncurrent deferred tax assets:
Intangible and other assets	115,671	70,086
Property and equipment	662	—
Other liabilities	20,319	8,415
Net operating loss	95,170	91,352

Noncurrent deferred tax assets	231,822	169,853
Less: valuation allowance	(231,286)	(166,627)

Net noncurrent deferred tax assets	536	3,226
Noncurrent deferred tax liabilities:
Intangible assets	44,480	162,890
Property and equipment	—	697
Other	536	2,529

Noncurrent deferred tax liabilities	45,016	166,116

Net noncurrent deferred tax liabilities	44,480	162,890

Net deferred tax liabilities	$44,480	$162,890

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

During the year ended December 31, 2008, the Company recorded deferred tax expense of $18.0 million generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $136.7 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill and investment in affiliates.

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

At December 31, 2008, the Company has federal net operating loss carry forwards available to offset future income of approximately $252.2 million, of which $3.4 million will expire in 2012 and the remaining $248.8 million will expire in the years 2018 through 2028. A portion of these losses may be subject to limitations due to ownership changes. The Company adopted Financial Accounting Standard Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. FIN 48 prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The Company did not have any transition adjustment upon adoption of FIN 48. The total amount of unrecognized tax benefits at January 1, 2007 was $5.7 million, inclusive of $1.4 million for penalties and interest. Of this total, $5.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2008 was $0.5 million. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2008 was $10.3 million. Of this total, $1.1 million represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. The entire amount of $10.3 million relates to items which are not expected to change significantly within the next twelve months. Except for an ongoing examination in the state of Texas, substantially all federal, state, local and foreign income tax years have been closed for the tax years through 2004; however, the various tax jurisdictions may adjust the Company’s net operating loss carry forwards.

		Accrued	Gross
	Unrecognized	Interest	Unrecognized
	Tax	and	Tax
	Benefits	Penalties	Benefits
	(In thousands)

Balance at January 1, 2007	$4,228	$1,441	$5,669
Increases due to tax positions taken during current year	—	—	—
Increase due to tax positions taken in previous years	—	253	253
Decreases due to settlements with taxing authorities	(286)	(314)	(600)
Decreases due to lapse of statute of limitations	(3,261)	(1,123)	(4,384)

Balance at December 31, 2007	$681	$257	$938

Increases due to tax positions taken during 2008	9,166	458	10,305
Increase due to tax positions taken in previous year	—	39	39
Decreases due to settlements with taxing authorities	—	—	—
Decreases due to lapse of statute of limitations	—	(296)	(977)

Balance at December 31, 2008	$9,847	$458	$10,305

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions.

13.	Earnings Per Share

The following table sets forth the computation of basic and diluted income (loss) per share for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands, except per share amounts):

	2008	2007	2006

Numerator:
Numerator for basic and diluted loss per common share	$(361,669)	$(223,804)	$(44,181)

Denominator:
Denominator for basic loss per common share — Weighted average common shares outstanding	42,315	43,187	50,824
Effect of dilutive securities:
Options	—	—	—
Restricted shares	—	—	—
Note payable	—	—	—

Denominator for diluted income loss per common share	42,315	43,187	50,824

Basic and diluted loss per common share	$(8.55)	$(5.18)	$(0.87)

Stock options to purchase 2,053,325 shares, 6,835,721, shares and 7,020,743 shares of common stock were outstanding during the years ended December 31, 2008, 2007 and 2006, respectively, but not included in the computation of diluted income (loss) per common share because the option exercise price was greater than the average market price of the common shares for the period and their effect would be anti-dilutive.

Additionally, unvested restricted common shares as discussed in Note 11 are not included in the computation of diluted income (loss) per common share for the period because their effect would be anti-dilutive.

14.	Leases

The Company has non-cancelable operating leases, primarily for land, tower space, office space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $9.1 million, $9.9 million, and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are as follows:

Year Ending December 31:

2009	8,765
2010	7,158
2011	6,342
2012	5,743
2013	4,545
Thereafter	15,440

$47,993

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies

There are two radio station rating services available to the radio broadcast industry. Traditionally, the Company has utilized Arbitron as its primary source of ratings information for its radio markets, and has a five-year agreement with Arbitron under which it receives programming rating materials in a majority of its markets. On November 7, 2008, however, the Company entered into an agreement with Nielsen pursuant to which Nielsen would rate certain of the Company’s radio markets as coverages for such markets under the Arbitron agreement expire. Nielsen began efforts to roll out its rating service for 50 of the Company’s radio markets in January 2009. The Company has forfeited its obligation under the agreement with Arbitron as of December 31, 2008, and Arbitron will be paid in accordance with the agreement through April 2009.

The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable it to convert to and utilize digital broadcasting technology on 240 of its stations. Under the terms of the agreement, the Company committed to convert the 240 stations over a seven year period. The Company negotiated an amendment to our agreement with iBiquity to reduce the number of planned conversions commissions, extend the build-out schedule, and increase the license fees for each converted station (see Note 20 Subsequent Events). The conversion of original stations to the digital technology will require an investment in certain capital equipment over the next six years. Management estimates its investment will be approximately $0.1 million per station converted.

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

The Company is aware of three purported class action lawsuits related to the proposed acquisition of the Company that was announced in July 2007 but terminated in May 2008: Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey and the sponsor; Patricia D. Merna, on behalf of herself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 3151, filed August 8, 2007) was filed in the Chancery Court for the State of Delaware, New Castle County, against the Company, Lew Dickey, the other directors, the sponsor, Parent and Merger Sub; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor.

The complaint in the Delaware lawsuit alleged, among other things, that the terminated acquisition transaction was the product of an unfair process, that the consideration to be paid to the Company’s stockholders pursuant to the terminated transaction was inadequate, and that the defendants breached their fiduciary duties to the Company’s stockholders. The complaint further alleged that the Company and the sponsor (and Parent and Merger Sub) aided and abetted the actions of the Company’s directors in breaching such fiduciary duties. The complaint sought, among other relief, an injunction preventing completion of the transaction.

The complaints in the two Georgia lawsuits made similar allegations initially, but on June 25, 2008 and July 11, 2008, respectively, plaintiffs in the Georgia lawsuits filed amended complaints, alleging, among other

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 18, 2008, the Delaware lawsuit was discussed without prejudice pursuant to a stipulation by the parties. With respect to the two Georgia lawsuits, defendants removed them to the U.S. District Court for the Northern District of Georgia on July 17, 2008 and filed motions to dismiss both cases on July 24, 2008. In August 2008, plaintiffs moved to remand the cases back to state court. See Note 20.

The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. Cumulus is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect.

16.	Defined Contribution Plan

Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company will provide a matching contribution of 25% of the first 6% of each participant’s contribution. The Company remits matching contributions to the plan monthly. During 2008, 2007, and 2006 the Company contributed approximately $0.6 million, $0.7 million and $0.7 million to the plan, respectively. The Company discontinued matching of 401 (k) employee contributions during 2008.

17.	Restructuring Charge

During the fourth quarter of 2008 the Company recorded a charge of $0.4 million to station operating expense related to one-time termination benefits associated with the termination of approximately 200 employees. The Company’s balance sheet at December 31, 2008 did not contain a liability for any costs associated with the one-time terminations since the costs were incurred and paid within the fourth quarter of 2008.

18.	Termination of Merger Agreement

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pursuant to the terms and conditions of the trust agreement, the Company has determined that it is the primary beneficiary of the KMAJ Trust and should absorb a majority of the trust’s expected returns. As a result, in accordance with the guidance provided by Financial Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, the Company has included the accounts of the KMAJ Trust in its condensed consolidated financial statements as of and for the years ended December 31, 2008 and 2007.

20.	Subsequent Events

As discussed in Note 2, the Company has filed requisite assignment applications with the FCC for an Asset Exchange with subsidiaries of Clear Channel Communications, Inc. On January 15, 2009 the Company executed a LMA to operate the two Clear Channel stations in Cincinnati, Ohio which are included in the Asset Exchange. The Company currently continues to operate the five Green Bay, Wisconsin stations that are also included in the Asset Exchange.

On February 6, 2009, the U.S. District Court remanded both Georgia class action lawsuits (see Note 15), as well as the pending motion to dismiss, to the Superior Court of Fulton County, Georgia.

On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversions, extend the build-out schedule, and increase the license fees to be paid for each converted station. In the event the Company does not fulfill the conversion requirements within the seven year period set forth in the agreement or otherwise modify the rollout schedule, once the conversions are completed the Company will be subject to license fees higher than those currently provided for under the agreement.

On March 9, 2009, CMP Susquehanna Radio Holdings Corp. (“Radio Holdings”) and CMP Susquehanna Corp. (“CMPSC”), a wholly owned subsidiary of Radio Holdings, announced that they commenced an exchange offer and consent solicitation to refinance CMPSC’s outstanding senior subordinated notes. In connection with this exchange offer and consent solicitation, Radio Holdings and CMPSC have prepared an Offering Memorandum and Consent Solicitation Statement for distribution to holders of CMPSC’s outstanding senior subordinated notes that are either “qualified institutional buyers,” as that term is defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) or persons other than “U.S. persons,” as that term is defined in Rule 902 under the Securities Act. The new securities to be issued in the exchange offer in exchange for outstanding senior subordinated notes tendered by eligible holders have not been and are not expected to be registered under the Securities Act or any state securities laws. Therefore, the new securities may not be offered or sold in the United

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States absent registration or any applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.

21.	Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2008 (in thousands, except per share data).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2008
Net revenue	$72,900	$83,628	$79,950	$75,060
Operating income (loss)(3)	12,859	21,175	21,031	$(480,155)
Net loss(1)(2)(3)	(4,240)	30,289	6,000	$(393,718)
Basic and diluted (loss) income per common share	$(0.10)	$0.70	$0.14	$(9.30)
FOR THE YEAR ENDED DECEMBER 31, 2007
Net revenue	$72,401	$87,338	$84,183	$84,405
Operating income (loss)	9,991	23,850	(62,574)	(122,345)
Net income (loss)(2)	(1,813)	2,539	(70,530)	(154,000)
Basic and diluted (loss) income per common share	$(0.04)	$0.06	$(1.63)	$(3.56)

(1)	During the second quarter of 2008 the company received a $15.0 million merger termination fee in connection with failed merger.

(2)	The quarter ended June 30, 2007 includes a loss on the early extinguishment of debt of $1.0 million, which was recorded in connection with the completion of a new $850 million credit agreement in June 2007 and the related retirement of the term and revolving loans under its pre-existing credit agreement. The quarters ended September 30, 2007 and December 31, 2007 include impairment charges of $81.3 million and $149.3 million, respectively. Additionally, the quarter ended December 31, 2007 includes a $5.9 million gain on the sale of certain assets in the Caribbean.

(3)	During the fourth quarter of 2008, the Company recorded an impairment charge of $498.9 million related to its annual FAS 142 impairment testing.

SCHEDULE I

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance
	Beginning			at End
Fiscal Year	of Year	Additions	Deductions	of Year

Allowance for doubtful accounts
2008	$1,839	$3,754	$(3,822)	$1,771
2007	1,942	2,954	(3,057)	1,839
2006	2,404	3,313	(3,775)	1,942
Valuation allowance on deferred taxes
2008	169,702	63,406	—	233,108

S-1

EXHIBIT INDEX

10.14	Form of 2008 Equity Incentive Plan Stock Option Award Agreement.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of KPMG LLP
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.