Form 10-Q
period 2009-03-31
CUMULUS MEDIA INC
filed 2009-05-11
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, the registrant had 41,699,199 outstanding shares of common stock consisting of (i) 35,245,137 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$44,877	$53,003
Restricted cash	189	—
Accounts receivable, less allowance for doubtful accounts of $1,423 and $1,771, in 2009 and 2008, respectively	33,602	44,199
Prepaid expenses and other current assets	3,744	3,287

Total current assets	82,412	100,489
Property and equipment, net	53,028	55,124
Intangible assets, net	325,106	325,134
Goodwill	58,891	58,891
Other assets	4,117	3,881

Total assets	$523,554	$543,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,156	$20,644
Current portion of long-term debt	7,400	7,400

Total current liabilities	25,556	28,044
Long-term debt	674,844	688,600
Other liabilities	31,336	30,543
Deferred income taxes	43,627	44,479

Total liabilities	775,363	791,666

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including:
250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 shares issued and outstanding in both 2009 and 2008 and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share, 0 shares issued and outstanding in both 2009 and 2008, respectively	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 59,572,592 and 59,572,592 shares issued, 35,246,650 and 34,945,290 shares outstanding, in 2009 and 2008, respectively	596	596
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2009 and 2008	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2009 and 2008	6	6
Class A Treasury stock, at cost, 24,325,941 and 24,627,302 shares in 2009 and 2008, respectively	(260,644)	(265,278)
Accumulated other comprehensive income	—	828
Additional paid-in-capital	963,504	967,676
Accumulated deficit	(955,329)	(952,033)

Total stockholders’ deficit	(251,809)	(248,147)

Total liabilities and stockholders’ deficit	$523,554	$543,519

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Broadcast revenues	$54,353	$71,900
Management fee from affiliate	1,000	1,000

Net revenues	55,353	72,900
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	42,298	51,149
Depreciation and amortization	2,898	3,111
LMA fees	469	180
Corporate general and administrative (including non-cash stock compensation of $592, and $2,021, respectively)	6,108	5,461
Cost associated with terminated transaction	—	140

Total operating expenses	51,773	60,041

Operating income	3,580	12,859

Non-operating income (expense):
Interest expense	(7,783)	(20,860)
Interest income	46	328
Other income (expense), net	3	18

Total non-operating expense, net	(7,734)	(20,514)

Loss before income taxes and equity in net losses of affiliate	(4,154)	(7,655)
Income tax benefit	858	3,663
Equity in net losses of affiliate	—	(248)

Net loss	$(3,296)	$(4,240)

Basic and diluted loss per common share:
Basic and diluted loss per common share	$(0.08)	$(0.10)

Weighted average basic and diluted common shares outstanding	40,420,814	43,046,722

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months
	Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(3,296)	$(4,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,898	3,111
Amortization of debt issuance costs	109	104
Amortization of derivative gain	(828)	(993)
Provision for doubtful accounts	657	738
Gain on sale of assets or stations	(3)	(6)
Adjustment of the fair value of derivative instruments	1,001	11,285
Deferred income taxes	(852)	(3,557)
Non-cash stock compensation	592	2,021
Equity loss on investment in unconsolidated affiliate	—	248
Changes in assets and liabilities:
Restricted cash	(189)	—
Accounts receivable	9,889	4,884
Prepaid expenses and other current assets	(406)	83
Accounts payable and accrued expenses	(2,585)	(2,096)
Other assets	(307)	(698)
Other liabilities	(48)	(159)

Net cash provided by operating activities	6,632	10,725
Cash flows from investing activities:
Proceeds from the sale of assets	6	—
Purchase of intangible assets	(38)	(34)
Capital expenditures	(777)	(2,811)

Net cash used in investing activities	(809)	(2,845)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(13,756)	(7,940)
Tax withholding paid on behalf of employees	—	(2,242)
Proceeds from issuance of common stock	—	53
Payments for repurchase of common stock	(193)	—

Net cash used in financing activities	(13,949)	(10,129)

Decrease in cash and cash equivalents	(8,126)	(2,249)

Cash and cash equivalents at beginning of period	53,003	32,286

Cash and cash equivalents at end of period	$44,877	$30,037

Supplemental disclosures:
Trade revenue	$2,306	$3,232
Trade expense	$2,302	$3,152
Interest paid	$6,958	$11,444
See accompanying notes to condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2009.
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Liquidity Considerations
The current economic crisis has reduced demand for advertising in general, including advertising on the Company’s radio stations. In consideration of current and projected market conditions, overall advertising is expected to continue to decline. Therefore, in conjunction with the development of the 2009 business plan, management continues to assess the impact of recent market developments on a variety of areas, including the Company’s forecasted advertising revenues and liquidity. In response to these conditions, management refined the 2009 business plan to incorporate a reduction in forecasted 2009 revenues and cost reductions implemented in the fourth quarter 2008 and the first quarter 2009 to mitigate the impact of the Company’s anticipated decline in 2009 revenue.
Based upon actions the Company has already taken, including employee reductions and continued scrutiny of all operating expenses, as well as a new sales initiative implemented during the first quarter of 2009, the goal of which is to increase advertising revenues by re-engineering the Company’s sales techniques through enhanced training of its sales force, and a mandatory one-week furlough to be implemented during the second quarter of 2009, management believes that the Company will continue to be in compliance with all of its debt covenants through March 31, 2010 (which become more restrictive beginning with the quarter ending September 30, 2009). The Company will continue to monitor its revenues and cost structure closely and, especially if the Company’s revenues decline greater than the forecasted decline from 2008 or if the Company exceeds planned spending, the Company may take further actions as needed, including additional employee furloughs or further employee reductions, in order to maintain compliance with its debt covenants, including the total leverage ratio under the Credit Agreement (see Note 4). Despite such efforts, the Company may not be able to meet these restrictive financial covenants. In that event, the Company would need to seek waivers of, an amendment to, or a refinancing of, the senior secured credit facilities.
There can be no assurance that the Company can obtain any waiver or amendment to, or refinancing of, the senior secured credit facilities and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional waivers, amendments or refinancings in the future. In the event the Company does not maintain compliance with the covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions. Failure to comply with the financial covenants or other terms of the Credit Agreement and failure to negotiate relief from the Company’s lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business.

If the Company were unable to repay those amounts, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged substantially all of its assets as collateral under the Credit Agreement. If the lenders accelerate the repayment of borrowings, the Company may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and the Company cannot be assured that sufficient assets will remain after it has paid all of the borrowings under the senior secured credit facilities. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss. See further discussion of the Company’s long term debt in Note 4.
At March 31, 2009, the Company’s market capitalization had decreased approximately 40% as compared to the Company’s market capitalization at December 31, 2008, to approximately 40% below the Company’s implied equity.
Recent Accounting Pronouncements
SFAS No. 141(R). Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. SFAS 141(R) requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.
SFAS 160. In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS 160 will require companies to present minority interest separately within the equity section of the balance sheet. The Company adopted SFAS 160 as of January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.
SFAS 161. In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 as of January 1, 2009; see Note 3, “Derivative Financial Instruments.”
FSP No. 142-3. In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets , which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted this FSP on January 1, 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures related to existing intangible assets.
FSP FAS 140-4 and FIN 46R-8. The FASB issued this FSP in December 2008 and it is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities in accordance with SFAS 140 and FIN 46R. These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. The Company adopted these FSPs as of January 1, 2009, and neither one had a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.
FSP 157-2. On February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The

Company adopted FSP 157-2 on January 1, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.
FSP 157-4, FSP115-2 and FSP124-2, and FSP FAS 107-1and APB 28-1. On April 2, 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. The first Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The second Staff Position, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The third Staff Position, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” increases the frequency of fair value disclosures from annual only to quarterly. All three FSPs are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. The Company did not choose to early adopt and is still evaluating the impact the FSPs will have its financial statements.
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1. “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The two-class method of computing EPS is an earning allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal year beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 was adopted by the Company on January 1, 2009. The unvested restricted shares of Class A Common Stock awarded by the Company pursuant to its equity incentive plans contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS. See Note 7, “Earnings Per Share” for the Company’s disclosure of EPS.
2. Stock Based Compensation
For the three months ended March 31, 2009, the Company recognized approximately $0.6 million in non-cash stock-based compensation expense.
During the three months ended March 31, 2009, the Company awarded Mr. L. Dickey 160,000 restricted performance based shares and 160,000 restricted time vested shares. The fair value on the date of grant for both of these awards was $0.5 million. In addition, during the three months ended March 31, 2009 the Company awarded 140,000 time vested restricted shares with a fair value on the date of grant of $0.2 million, or $1.71 per share to certain officers (other than Mr. L. Dickey) of the Company.
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
May 2005 Swap
In May 2005, the Company entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap. The May 2005 Swap expired on March 13, 2009 in accordance with the terms of the original agreement.
The May 2005 Swap changed the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap, the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. Starting in June 2006, the

May 2005 Swap no longer qualified as a cash-flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of accumulated other comprehensive income (“AOCI”). Interest for the three months ended March 31, 2009 and 2008 includes income of $3.0 million and charges of $6.4 million, respectively, related to the change in fair value.
The fair value of the May 2005 Swap was determined under the provisions of SFAS 157 using observable market based inputs (a level two measurement). The fair value represents an estimate of the net amount that the Company would pay if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheets as of March 31, 2009 and December 31, 2008 include other long-term liabilities of $0.0 million and $3.0 million, respectively, to reflect the fair value of the May 2005 Swap.
May 2005 Option
In May 2005, the Company also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the May 2005 Swap for two additional years, from March 13, 2009 through March 13, 2011. This option was exercised on March 11, 2009 by Bank of America. This instrument was not highly effective in mitigating the risks in cash flows, and therefore it was deemed speculative and its changes in value were accounted for as a current element of interest expense. The balance sheets as of March 31, 2009 and December 31, 2008 reflects other long-term liabilities of $19.5 million and $15.5 million, respectively, to include the fair value of the May 2005 Option. During the three months periods ended March 31, 2009 and 2008, the Company reported $4.0 million and $4.9 million of interest expense, respectively, representing the change in fair value of the May 2005 option.
In the event of a default under the Credit Agreement, or a default under any derivative contract, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. The Company does not utilize financial instruments for trading or other speculative purposes.
The Company’s financial instrument counterparties are high-quality investment or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2009 was not significant to the Company.
The location and fair value amounts of derivatives in the Consolidated Statement of Financial Position are shown in the following table:
Information on the Location and Amounts of Derivative Fair Values in
the Condensed Consolidated Balance Sheet (in Thousands)
Liability Derivative

	Balance Sheet	March 31, 2009
	Location	Fair Value

Derivative not designated as hedging instruments under Statement 133:
	Other long-term liabilities	$19,509

	Total	$19,509

The location and effect of derivatives in the Consolidated Statement of Operations are shown in the following table:

Information on the Location and Effect of Derivatives in the
Condensed Consolidated Statement of Operations (in Thousands)
Liability Derivative

Derivatives not	Location of Loss	Amount of Loss Recognized in
designated as	Recognized in	Income on Derivatives for the
hedging instrument	Income on	Three Months Ended March 31
under Statement 133	Derivative	2009

Interest rate contracts	Interest expense	$1,000

	Total	$1,000

4. Long Term Debt
The Company’s long-term debt consisted of the following at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008

Term loan	$682,244	$696,000
Less: Current portion of long-term debt	7,400	7,400

	$674,844	$688,600

Senior Secured Credit Facilities
On June 11, 2007, the Company entered into an amendment to its existing credit agreement governing its senior secured credit facilities, dated June 7, 2006, by and among the Company, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Credit Agreement.”
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

As of March 31, 2009, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 2.275%. As of March 31, 2009, the effective interest rate inclusive of the May 2005 Swap was approximately 4.146%. Certain mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness (other than under any incremental credit facilities under the Credit Agreement) and upon the sale of certain assets.
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
As discussed above, the Company’s covenants include certain customary financial covenants, such as:
•	a maximum leverage ratio;

•	a minimum fixed charges ratio; and

•	a limit on annual capital expenditures.
Our covenant requirements and actual ratios as of March 31, 2009 and December 31, 2008, are as follows:

	As of March 31, 2009		As of December 31, 2008
	Covenant	Actual	Covenant	Actual
	Requirement	Ratio	Requirement	Ratio

Total leverage ratio:	<8.50:1	8.14	<8.50:1	7.40
Fixed charges ratio:	>1.1:1	1.83	>1.1:1	1.86
The maximum leverage ratio in the Credit Agreement becomes more restrictive over the term of the agreement. For the quarterly periods ended March 31, 2009 and June 30, 2009, the Company’s maximum leverage ratio requirement is 8.50:1. Beginning with the quarterly period ending September 30, 2009 and through December 31, 2009, the maximum leverage ratio requirement is 8.00:1. For the quarterly periods ending March 31, 2010 and June 30, 2010, the total leverage ratio is 7.50:1. The ratio drops to 7.00:1 for the quarterly periods ending September 30, 2010 and December 31, 2010. For the quarterly period ending March 31, 2011 and thereafter, the ratio drops to 6.50:1. Management believes the Company will continue to be in compliance with all of its debt covenants through at least March 31, 2010 based upon actions taken as discussed in Note 1, as well as through additional paydowns of debt estimated to be approximately $59.3 million that the Company expects to make through March 31, 2010, based upon management’s updated covenant forecasts from existing cash balances and cash flow generated from operations. Based upon management’s 2009 business plan and the Company’s outstanding borrowings as of March 31, 2009, the Company will be required to make additional payments of principal indebtedness no later than the third quarter of 2009 in order to remain in compliance with the maximum leverage ratio.
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. If the Company’s revenues were to be significantly less than planned due to difficult market conditions or for other reasons, the Company’s ability to maintain compliance with the financial covenants in its credit agreements would become increasingly difficult without remedial measures, such as the implementation of further cost abatement initiatives. If the Company’s remedial measures were not successful in maintaining covenant compliance, then the Company would expect to negotiate with its lenders for relief, which relief could result in higher interest expense. Failure to comply with the financial covenants or other terms of the credit agreements and failure to negotiate relief from the Company’s lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business.
5. Fair Value Measurements

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 were as follows (dollars in thousands):

		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents:
Money market funds	$34,391	$4,376	$30,015	$—

Total assets	$34,391	$4,376	$30,015	$—

Financial Liabilities:
Other long-term, liabilities
Interest rate swap	$(19,509)	$—	$(19,509)	$—

Total liabilities	$(19,509)	$—	$(19,509)	$—

Cash Equivalents. A majority of the Company’s cash equivalents are invested in an institutional money market fund. The Company’s Level 1 cash equivalents are valued using quoted prices in active markets for identical investments. The Company’s Level 2 cash equivalents are not publicly traded, but valuation is based on quoted prices for similar assets. We determined that the value of the cash invested in an RMA (Resource Management Account) government portfolio is based on observable prices for similar assets and thus warrants classification as a Level 2 asset.
Derivative Instruments. The Company’s derivative financial instruments consist solely of an interest rate cash flow hedges in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.
The fair value of our derivatives are determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves, and option volatility. In accordance with the requirements of FAS 157, derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the Company.
6. Share Repurchase
On May 21, 2008, the Company’s Board of Directors authorized the purchase, from time to time, of up to $75 million of its shares of Class A Common Stock. Purchases may be made in the open market or through block trades, in compliance with Securities and

Exchange Commission guidelines, subject to market conditions, applicable legal requirements and various other factors, including the requirements of the Credit Agreement. The Company has no obligation to purchase shares under the purchase program, and the timing, actual number and value of shares to be purchased depends on the performance of Company’s stock price, general market conditions, and various other factors within the discretion of management.
During the three months ended March 31, 2009, the Company purchased 99,737 shares of Class A Common Stock for approximately $0.2 million in cash in open market transactions under the board-approved purchase plan.
7. Earnings per Share
For all periods presented, basic and diluted earnings per common share is presented in accordance with SFAS 128, “Earnings per Share,” as clarified by EITF Issue No. 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”) as clarified by FSP EITF 03-6-1. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.
Non-vested restricted stock carries non-forfeitable dividend rights and is therefore a participating security, in accordance with FSP EITF 03-6-1 (See Note 1 Recent Accounting Pronouncements). The two-class method of computing earnings per share is required for companies with participating shares. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two-class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. For the period ended March 31, 2009 and 2008 the Company was in a net loss position and therefore did not allocate any loss to participating securities. The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, 2009 and 2008 (in thousands, except per share data).

	Three Months Ended March 31,
	2009	2008
Basic Earning Per Share
Numerator:
Undistributed net loss	$(3,296)	$(4,240)
Participation rights of unvested restricted stock in undistributed earnings (a)	—	—

Basic undistributed net loss — attributable to common shares	$(3,296)	$(4,240)

Denominator:
Denominator for basic loss per common share:
Basic weighted average common shares outstanding	40,421	43,047

Basic EPS — attributable to common shares	$(0.08)	$(0.10)

Diluted Earnings Per Share:
Numerator:
Undistributed net loss	$(3,296)	$(4,240)
Participation rights of unvested restricted stock in undistributed earnings (a)	—	—

Undistributed net loss — attributable to common shares	$(3,296)	$(4,240)

Denominator:
Weighted average shares outstanding	40,421	43,047
Effect of dilutive options (b)	—	—

Diluted weighted average shares outstanding	40,421	43,047

Diluted EPS — attributable to common shares	$(0.08)	$(0.10)

(a)	Unvested restricted stock has no contractual obligation to absorb losses of the Company. Therefore, for the three months ended March 31, 2009 and 2008, 1,532,910 shares and 850,313 shares of restricted stock were outstanding but excluded from the EPS calculations because their effect would have been antidilutive.

(b)	For the three months ended March 31, 2009 and 2008, options to purchase 2,274,895 and 8,596,776 shares of common stock, respectively, were outstanding but excluded from the EPS calculations because their effect would have been antidilutive. Options outstanding have decreased from March 31, 2008 due to the effect of the Company’s option exchange program which concluded on December 30, 2008.
The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At March 31, 2009, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

March 31,
2009
Restricted shares of Class A Common Stock	1,532,910
Options to purchase Class A Common Stock	1,486,546
Options to purchase Class C Common Stock	500,000
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

	Three Months
	Ended March 31,
	2009	2008

Net income (loss)	$(3,296)	$(4,240)
Yield adjustment — interest rate swap arrangement, net of tax	—	(993)

Comprehensive income (loss)	$(3,296)	$(5,233)

9. Commitments and Contingencies
There are two radio station rating services available to the radio broadcast industry. Traditionally, the Company has utilized Arbitron as its primary source of ratings information for its radio markets, and has a five-year agreement with Arbitron under which it receives programming rating materials in a majority of its markets. On November 7, 2008, however, the Company entered into an agreement with Nielsen pursuant to which Nielsen would rate certain of the Company’s radio markets as the coverage expires for such markets under the Arbitron agreement. Nielsen began efforts to roll out its rating service for 50 of the Company’s radio markets in January 2009. The Company forfeited its obligation under the agreement with Arbitron at December 31, 2008, and Arbitron will be paid in accordance with the agreement through April 2009.
The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable it to convert to and utilize digital broadcasting technology on 240 of its stations. Under the terms of the agreement, the Company committed to convert the 240 stations over a seven year period. On March 5, 2009, the Company entered into an amendment to its agreement with iBiquity to reduce the number of planned conversions, extend the build-out schedule, and increase the license fees to be paid for each converted station. In the event the Company does not fulfill the conversion requirements within the period set forth in the agreement or otherwise modify the rollout schedule, once the conversions are completed the Company will be subject to license fees higher than those currently provided for under the agreement. The conversion of original stations to the digital technology will require an investment in certain capital equipment over the next several years. Management estimates its investment will be approximately $0.1 million per station converted.
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
The Company is aware of two active purported class action lawsuits related to the proposed acquisition of the Company that was announced in July 2007 but terminated in May 2008: Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey and the sponsor; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor.
The complaints in the two lawsuits made similar allegations initially, but on June 25, 2008 and July 11, 2008, respectively, plaintiffs in the Georgia lawsuits filed amended complaints, alleging, among other things, entirely new state law claims, including breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission and accounting. The amended complaints further allege, for the first time, misrepresentations or omissions in connection with the purchase or sale of securities by the Company. The amended complaints seek, among other relief, damages on behalf of the putative class.
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
With respect to the two lawsuits, defendants removed them to the U.S. District Court for the Northern District of Georgia on July 17, 2008 and filed motions to dismiss both cases on July 24, 2008. In August 2008, plaintiffs moved to remand the cases back to state court. On February 6, 2009, the U.S. District Court remanded both class action lawsuits, as well as the pending motion to dismiss, to the Supreme Court of Fulton County, Georgia.
The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The Company is not a party to any lawsuit or proceeding which, in management’s opinion, is likely to have a material adverse effect.
10. Acquisitions and Dispositions
During the first quarter ended March 31, 2009, the Company completed a swap transaction pursuant to which it exchanged WZBN-FM, Camilla, Georgia, for W250BC, a translator licensed for use in Atlanta, Georgia, owned by Extreme Media Group. The fair value of the assets acquired in exchange for the assets disposed, was accounted for under SFAS No. 141R. This transaction was not material to the results of the Company.
11. Restricted Cash
As of January 1, 2009, the Company changed its health insurance coverage to a self insured policy requiring the Company to deposit funds with its third party administrator (“TPA”) to fund the cost associated with current claims. Disbursements for the incurred and approved claims are paid out of the restricted cash account and are administered by the Company’s TPA. As of March 31, 2009, the Company’s balance sheet included approximately $0.2 million in restricted cash.
12. Investment in affiliate
The Company’s investment in Cumulus Media Partners, LLC (“CMP”) is accounted for under the equity method. For the three months ended March 31, 2009 and 2008, the Company recorded approximately $0.0 million and $0.2 million as equity losses in affiliate, respectively. For each of the three month periods ended March 31, 2009 and 2008, the affiliate generated revenues of $35.8 and $46.9 million, operating expense of $23.2 and $28.2 million and income of approximately $49.3 million and $0.6 million, respectively.
Concurrent with the consummation of the acquisition of CMP, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three months ended March 31, 2009 and 2008, the Company recorded as net revenues approximately $1.0 million in management fees from CMP.
Two indirect subsidiaries of CMP, Radio Holdings and CMPSC, commenced an exchange offer (the “2009 Exchange Offer”) on March 9, 2009, pursuant to which they offered to exchange all of CMPSC’s 9 7/8% senior subordinated notes due 2014 (the “Existing Notes”) (1) up to $15 million aggregate principal amount of Variable Rate Senior Subordinated Secured Second Lien Notes due 2014 of CMPSC (the “New Notes”), (2) up to $35 million in shares of Series A preferred stock of Radio Holdings (the “New Preferred Stock”), and (3) warrants exercisable for shares of Radio Holdings’ common stock representing, in the aggregate, up to 40% of the outstanding common stock on a fully diluted basis (the “New Warrants”).
On March 26, 2009, Radio Holdings and CMPSC completed the exchange of, $175,464,000 aggregate principal amount of Existing Notes, which represented 93.5% of the total principal amount outstanding prior to the commencement of the 2009 Exchange Offer, for $14,031,000 aggregate principal amount of New Notes, 3,273,633 shares of New Preferred Stock and New Warrants exercisable for 3,740,893 shares of Radio Holdings’ common stock.

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
Overview
The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of March 31, 2009, we owned and operated 314 stations in 59 U.S. markets, provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to nine stations in four U.S. markets and as a result of our investment in CMP, manage an additional 33 stations in 9 markets, making us the second largest radio broadcasting company in the United States based on number of stations. We believe that, including the stations we manage through CMP, we are the third largest radio broadcasting company based on net revenues.
Our historical focus has been on mid-sized markets throughout the United States. Among the reasons we have historically focused on such markets is our belief that these markets are characterized by a lower susceptibility to economic downturns. Our belief stems from historical experience that indicates that during recessionary times these markets have tended to be more resilient to economic declines. In addition, these markets, as compared to large markets, are characterized by a higher ratio of local advertisers to national advertisers and a larger number of smaller-dollar customers, both of which lead to lower volatility in the face of changing macroeconomic conditions.
Liquidity Considerations
Given the current capital and credit market crisis, and in conjunction with the development of our 2009 business plan, we continue to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we refined our 2009 business plan to incorporate a further reduction in our forecasted 2009 revenues and additional cost reductions to mitigate the impact of our anticipated decline in 2009 revenues.
Based upon actions we have already taken, including employee reductions and continued scrutiny of all operating expenses, as well as a new sales initiative implemented during the first quarter of 2009, the goal of which is to increase advertising revenues by re-engineering our sales techniques through enhanced training of our sales force, and a mandatory one-week furlough to be implemented during the second quarter of 2009, management believes that we will continue to be in compliance with all of our debt covenants through March 31, 2010 (which become more restrictive beginning with the quarter ending September 30, 2009). We will continue to monitor our revenues and cost structure closely and take further actions as needed. See further discussion of liquidity considerations in “ — Liquidity and Capital Resources — Sources of Liquidity” below and Note 1 to the consolidated financial statements.
Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate incremental value to our existing portfolio of radio stations, and as such, our management is committed to completing only those acquisitions that they believe will increase our Station Operating Income. The compression of publicly traded radio broadcast company multiples since 2005, combined with a market for privately held radio stations that did not see corresponding multiples compression, translated to minimal acquisition activity for us in 2008 and in the first quarter of 2009.
As of March 31, 2009, the effective interest rate on the borrowings pursuant to our credit facilities was approximately 2.275%. As of March 31, 2009, our average cost of debt, including the effects of our derivative position, was 4.146%.
Advertising Revenue and Station Operating Income

Our primary source of revenue is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a periodic basis, generally two to four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. In addition, the recent capital and credit market crisis is adversely affecting the U.S. and global economies. This has and could continue to have adverse effects on the markets in which we operate. Continued slow economic growth could lead to increasingly lower demand for advertising. The recent economic downturn and resulting decline in the demand for advertising could continue to have future adverse effects on our ability to grow revenues.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the three months ended March 31, 2009 and 2008, approximately 89.6% and 88.9% of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We engaged Katz Media Group, Inc. (“Katz”) to represent us as our national advertising sales agent.
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
Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income. See the quantitative reconciliation of Station Operating Income the most directly comparable financial measure calculated and presented in accordance with GAAP, that follows this section.
Results of Operations
Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months
	Ended March 31,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

STATEMENT OF OPERATIONS DATA:
Net revenues	$55,353	$72,900	$(17,547)	-24.1%
Station operating expenses (excluding depreciation, amortization and LMA fees)	42,298	51,149	(8,851)	-17.3%
Depreciation and amortization	2,898	3,111	(213)	-6.8%
LMA fees	469	180	289	160.6%
Corporate general and administrative (including non-cash stock compensation expense)	6,108	5,461	647	11.8%
Costs associated with terminated transaction	—	140	(140)	-100.0%

Operating income	3,580	12,859	(9,279)	-72.2%
Interest expense, net	(7,737)	(20,532)	12,795	-62.3%
Other income, net	3	18	(15)	-83.3%
Income tax benefit	858	3,663	(2,805)	-76.6%
Equity losses in affiliate	—	(248)	248	-100.0%

Net loss	$(3,296)	$(4,240)	$944	-22.3%

OTHER DATA:
Station Operating Income (1)	$13,055	$21,751	$(8,696)	-40.0%
Station Operating Income Margin (2)	23.6%	29.8%	**	**
Cash flows related to:
Operating activities	6,632	10,725	(4,093)	-38.2%
Investing activities	(809)	(2,845)	2,036	-71.6%
Financing activities	(13,949)	(10,129)	(3,820)	37.7%

**	Not a meaningful calculation to present.

(1)	Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, impairment of goodwill and intangible assets and costs associated with the terminated transaction. Station Operating Income is not a measure of performance calculated in accordance with GAAP. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below under “-Station Operating Income.”

(2)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.
Three Months Ended March 31, 2009 versus the Three Months Ended March 31, 2008.
Net Revenues. Net revenues decreased $17.6 million or 24.1% to $55.3 million for the three months ended March 31, 2009 compared to $72.9 million for the three months ended March 31, 2008, primarily due to the impact the current economic recession has had across our entire station platform. We believe that while this negative trend will continue through the fourth quarter of 2009, the rate of decline should begin to become less severe sometime during the fourth quarter.
Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $8.9 million, or 17.3%, to $42.3 million for the three months ended March 31, 2009 from $51.2 million for the three months ended March 31, 2008, primarily due to our continued efforts to contain operating costs such as employee reductions and continued scrutiny of all operating expenses. We will continue to monitor all our operating costs as well as implement additional cost saving measures as necessary, such as employee furloughs (including the furlough to be implemented during the second quarter of 2009) and further employee reductions, in order to remain in compliance with current and future covenant requirements.
Depreciation and Amortization. Depreciation and amortization remained relatively flat decreasing $0.2 million, or 6.8%, to $2.9 million for the three months ended March 31, 2009, compared to $3.1 million for the three months ended March 31, 2008.
LMA Fees. LMA fees totaled $0.5 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Cincinnati, Ohio, and Battle Creek, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses increased $0.6 million, or 11.8%, to $6.1 million for the three months ended March 31, 2009, compared to $5.5 million for the three months ended March 31, 2008, primarily due to a $1.6 million increase in professional fees associated with our defense of certain law suits plus timing differences associated with the payment of various corporate expenses, offset by a $1.4 million decrease in non cash stock compensation, due to the absence of amortization expense associated with certain option awards becoming fully amortized in 2008.
Non-operating (Income) Expense. Interest expense, net of interest income decreased by $12.8 million, or 62.3%, to $7.7 million expense for the three months ended March 31, 2009 as compared with $20.5 million expense in the prior year’s period. Interest expense associated with outstanding debt, decreased by $6.1 million to $4.1 million as compared to $10.2 million in the prior year’s period, primarily due to lower average levels of bank debt, as well as, a decrease in the interest rates associated with our debt. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended March 31,		Dollar	Percent
	2009	2008	Change	Change

Bank Borrowings — term loan and revolving credit facilities	$4,115	$10,255	$(6,140)	-59.9%
Bank Borrowings yield adjustment — interest rate swap arrangement	2,363	(884)	3,247	-367.3%
Change in fair value of interest rate swap agreement	(3,043)	6,389	(9,432)	-147.6%
Change in fair value of interest rate option agreement	4,045	4,896	(851)	-17.4%
Other interest expense	303	204	99	48.5%
Interest income	(46)	(328)	282	-86.0%

Interest expense, net	$7,737	$20,532	$(12,795)	-62.3%

Income Taxes. We recorded an income tax benefit of $0.9 million for the three months ended March 31, 2009, compared to an income tax benefit of $3.7 million for the three months ended March 31, 2008. The change in the effective tax rate during 2009 as compared to 2008 is primarily due to the change in the mix of forecasted tax attributes.
Station Operating Income. As a result of the factors described above, Station Operating Income decreased $8.7 million, or 40.0%, to $13.1 million for the three months ended March 31, 2009, compared to $21.8 million for the three months ended March 31, 2008.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months		Dollar	Percent
	Ended March 31,		Change	Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Operating income	$3,580	$12,859	$(9,279)	-72.2%
Depreciation and amortization	2,898	3,111	(213)	-6.8%
LMA fees	469	180	289	160.6%
Corporate general and administrative (including non-cash stock compensation)	6,108	5,461	647	11.8%
Cost associated with terminated transaction	—	140	(140)	-100.0%

Station operating income	$13,055	$21,751	$(8,696)	-40.0%

Intangible Assets (including FCC Licenses and Goodwill). Intangible assets (including FCC licenses and goodwill), net of amortization, were $384.0 million as of March 31, 2009 and December 31, 2008, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill, although we possess certain other intangible assets obtained in connection with our acquisitions, such as non-compete agreements. Specifically identified intangible assets, including broadcasting licenses, acquired in a business combination are recorded at their estimated fair value on the date of the related acquisition. Purchased intangible assets are recorded at cost. Goodwill represents the excess of purchase price over the fair value of tangible assets and specifically identified intangible assets.
Generally, we perform our annual impairment tests for goodwill and indefinite-lived intangibles under SFAS No. 142 as of December 31. The annual impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and may be required to record material impairment charges prior to the fourth quarter of 2009, when we conduct our annual impairment testing. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations.
Liquidity and Capital Resources
Historically, our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A Common Stock, and interest and debt service payments. In the short term, we expect that our principal future need for funds will include the funding of station operating expenses, corporate general and administrative expenses and interest and debt service payments. In addition, in the long term, we expect that our funding needs will include future acquisitions and capital expenditures associated with maintaining our station and corporate operations and implementing HD Radiotm technology.
Our principal sources of funds for these requirements have been cash flow from operating activities and borrowings under our credit facilities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancing our credit approval process. As discussed further below, borrowings under our credit facilities are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. During the current recession affecting the global financial markets, some companies have experienced difficulties accessing their cash equivalents, trading investment securities, drawing on revolving loans, issuing debt and raising capital, which has had a material adverse impact on their liquidity. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of March 31, 2009, that cash on hand and cash expected to be generated from operating activities and, if necessary, financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations through March 31, 2010. However, given the uncertainty of the markets’ cash flows and the impact of the current recession on guarantors, there can be no assurance that cash generated from operations will be sufficient, or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.
For the three months ended March 31, 2009, net cash provided by operating activities decreased $4.1 million to $6.6 million from net cash provided by operating activities of $10.7 million for the three months ended March 31, 2008. The decrease was primarily attributable to a $10.3 million decrease associated with the adjustment required to mark the derivative instruments to fair value, offset by a $2.8 million increase in deferred income taxes and an increase in accounts receivable of $5.0 million, with the remaining change primarily attributable to the timing of certain payments.
For the three months ended March 31, 2009, net cash used in investing activities decreased $2.0 million to $0.8 million from net cash used in investing activities of $2.8 million for the three months ended March 31, 2008, primarily due to a $2.0 million decrease in capital expenditures in 2009 as compared to the same period in 2008.
For the three months ended March 31, 2009, net cash used in financing activities increased $3.8 million to $13.9 million compared to net cash used in financing activities of $10.1 million during the three months ended March 31, 2008, primarily due to repayments of borrowings outstanding under our credit facilities, offset by the absence of tax withholding paid on behalf of employees.
Consideration of Recent Economic Developments
Given the current capital and credit market crisis, and in conjunction with the development of our 2009 business plan, we continue to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. For example, in November 2008, Moody’s credit rating agency downgraded our debt rating from B2 to Caa. In response to these conditions, we refined our 2009 business plan to incorporate a further reduction in our forecasted 2009 revenues and additional cost reductions implemented in fourth quarter 2008 and first quarter 2009 to mitigate the impact of our anticipated decline in 2009 revenues. We believe that while this negative trend will continue through at least the fourth quarter of 2009, the rate of the decline should begin to become less severe sometime during the fourth quarter. In an effort to address the negative trend in advertising revenues, management has made continued efforts to contain operating costs, such as employee reductions and continued scrutiny of all operating expenses. Additionally, management implemented a new sales initiative during the first quarter of 2009, the goal of which is to increase advertising revenues by re-engineering our sales techniques through enhanced training of our sales force. Since the initiative is newly implemented, we cannot determine at this time if the impact of this new initiative will effectively reverse or mitigate the decline we have been experiencing in advertising revenues. Finally, we have initiated a mandatory furlough to be implemented during the second quarter of 2009. We will continue to monitor our revenues and cost structure closely and, especially if our revenue declines greater than the forecasted decline from 2008 or if we exceed planned spending, we may take further actions as needed, including additional furloughs or further employee reductions, to maintain compliance with our debt covenants, including the total leverage ratio under the Credit Agreement (as described below). If our remedial measures are not successful in maintaining covenant compliance, then we would expect to negotiate with our lenders for relief, which relief could result in higher interest expense. Failure to comply with our financial covenants or other terms of our Credit Agreement and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.
While preparing our 2009 business plan, we assessed future covenant compliance under our Credit Agreement, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of our credit agreement. We believe we will continue to be in compliance with all of our debt covenants through at least March 31, 2010 based upon actions taken as discussed above, as well as through additional paydowns of debt estimated to be approximately $59.3 million that we expect to make through the first quarter of 2010 based upon our updated covenant forecasts from existing cash balances and cash flow generated from operations. Based upon the budgeted results, management’s 2009 business plan, and our outstanding borrowings as of March 31, 2009, we will be required to make additional payments of principal indebtedness no later than the third quarter of 2009 in order to remain in compliance with the maximum leverage ratio. Further discussion of our debt covenant compliance is included below.

Senior Secured Credit Facilities
On June 11, 2007, we entered into an amendment to our existing credit agreement governing our senior secured credit facilities, dated June 7, 2006, by and among us, Bank of America, N.A., as administrative agent, and the lenders party thereto. The credit agreement, as amended, is referred to herein as the “Credit Agreement.”
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
As of March 31, 2009, prior to the effect of the May 2005 option, the effective interest rate of the outstanding borrowings pursuant to the credit facility was approximately 2.275%. As of March 31, 2009, the effective interest rate inclusive of the May 2005 option was 4.146%.
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

As discussed above, our covenants contain certain financial covenants including:
•	a maximum leverage ratio, calculated by dividing Total Indebtedness by Adjusted EBITDA (each as defined in the Credit Agreement);

•	a minimum fixed charges ratio, calculated by dividing Consolidated EBITDA by Consolidated Fixed Charges (each as defined in the Credit Agreement); and

•	a limit on annual capital expenditures.
As of March 31, 2009 and December 31, 2008, we were in compliance with all financial and non-financial covenants. Our covenant requirements and actual ratios as of March 31, 2009 are as follows:

	As of March 31, 2009		As of December 31, 2008
	Covenant	Actual	Covenant	Actual
	requirement	ratio	requirement	ratio

Total leverage ratio:	<8.50:1	8.14	<8.50:1	7.40
Fixed charges ratio:	>1.1:1	1.83	>1.1:1	1.86
The maximum leverage ratio in the Credit Agreement becomes more restrictive over the term of the agreement. For the quarterly periods ended March 31, 2009 and June 30, 2009, our maximum leverage ratio requirement is 8.50:1. Beginning with the quarterly period ending September 30, 2009 and through December 31, 2009, the maximum leverage ratio requirement is 8.00:1. For the quarterly periods ending March 31, 2010 and June 30, 2010, the total leverage ratio is 7.50:1. The ratio drops to 7.00:1 for the quarterly periods ending September 30, 2010 and December 31, 2010. For the quarterly period ending March 31, 2011 and thereafter, the ratio drops to 6.50:1.
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
Revenue
We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast.
Allowance for Doubtful Accounts
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
Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, Goodwill and other Intangible Assets, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. For the three months ended March 31, 2009 and 2008 we recorded impairment charges of $0.0 million, respectively, and for the year ended December 31, 2008, we recorded impairment charges of approximately $498.9 million, in each case in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of March 31, 2009, we had $384.0 million in intangible assets and goodwill, which represented approximately 73.3% of our total assets.
Goodwill
In performing our annual impairment testing of goodwill, we first calculate the fair value of each reporting unit using an income approach and discounted cash flow methodology. We then perform the “Step 1” test as dictated by FAS 142 and compare the fair value of each unit of accounting to its book net assets as of December 31, 2008. For reporting units where a Step 1 indicator of impairment exists, we then performed the “Step 2” test in order to determine if goodwill is impaired on any of our reporting units.
Consistent with prior years, we employ a ten-year discounted cash-flow methodology to arrive at the fair value of each reporting unit. In calculating the fair value, we first derive the “stand alone” projected ten-year cash flows for each reporting unit. This process starts with the projected cash flows of each of our reporting units. These cash flows are then discounted or adjusted to account for expenses or investments that are not accumulated in each reporting unit’s results.
We then determined that, based on our Step 1 goodwill test, the fair value of 5 of our 17 reporting units containing goodwill balances, exceeded their “adjusted net assets” value. Accordingly, as no impairment indicator existed and as the implied fair value of goodwill did not appear to exceed its carrying value in these reporting units, we determined that goodwill was appropriately stated, as of December 31, 2008.
However, in 12 reporting units, our Step 1 comparison of the fair value of the reporting unit to its “adjusted net assets” value yielded an excess of carrying amount to fair value and, thus, an indication of impairment. For purposes of this Step 1 analysis, we also included reporting units that were we perceived as being on the “bubble.” These reporting units had an excess fair value ranging from $129,000 to $1.8 million. We noted that due to the subjectivities and sensitivities inherent in the calculations and subsequent analysis that these reporting units should be subjected to Step 2 impairment testing in order to measure the potential impairment loss.
In accordance with FAS 142, for any reporting unit where an impairment indicator existed as a result of conducting the Step 1 test, we performed the Step 2 test to measure the amount, if any, of impairment loss related to goodwill.
As required by the Step 2 test, we prepared an allocation of the fair value of the reporting unit as if the reporting unit was acquired in a business combination. The presumed “purchase price” utilized in the calculation is the fair value of the reporting unit determined in the Step 1 test. The results of our Step 2 test and the calculated impairment charge follows (dollars in thousands):

	Reporting Unit	Implied Goodwill	12-31-08 Goodwill
	Fair Value	Value	Carrying Value	Impairment
Reporting Unit A	$7,189	$3,827	$4,303	$476
Reporting Unit B	11,293	3,726	5,295	1,569
Reporting Unit C	5,640	3,447	2,450	0
Reporting Unit D	3,050	1,672	2,080	408
Reporting Unit E	5,425	2,860	2,068	0
Reporting Unit F	10,912	1,150	1,715	565
Reporting Unit G	8,309	712	5,907	5,195
Reporting Unit H	21,277	11,742	11,512	0
Reporting Unit I	12,699	1,478	8,099	6,621
Reporting Unit J	12,508	4,284	5,255	971
Reporting Unit K	21,176	0	21,437	21,437
Reporting Unit L	11,066	0	2,168	2,168

				$39,410
The following table provides a breakdown of our goodwill balances as of December 31, 2008, by reporting unit:

Description	Goodwill Balance
Market A	$—
Market B	—
Market C	—
Market D	—
Market E	3,827
Market F	3,726
Market G	13,847
Market H	2,450
Market I	1,672
Market J	2,068
Market K	1,929
Market L	5,684
Market M	1,150
Market N	712
Market O	11,512
Market P	1,478
Market Q	4,284
Market R	—
Market S	2,585
Market T	1,965

$58,891

To validate our conclusions and determine the reasonableness of our impairment charge related to goodwill, we performed the following:
•	conducted an overall reasonableness check of our fair value calculations by comparing the aggregate, calculated fair value of our reporting units to our accounting unit capitalization as of December 31, 2008;

•	prepared a “reporting unit” fair value calculation using a multiple of Adjusted EBITDA as a comparative data point to validate the fair values calculated using our discounted cash-flow approach;

•	reviewed the historical operating performance of each reporting unit with impairment;

•	reviewed the facts surrounding our acquisition of the impaired reporting unit, including original, implied acquisition Station Operating Income multiple; and

•	performed a sensitivity analysis on the overall fair value and impairment evaluation.
The discount rate we employed in our reporting unit fair value calculation was 13.0%. We believe that the 13.0% is accurate for goodwill purposes due to the resulting 6.8 times exit multiple (i.e. equivalent to the terminal value).
Post 2009, we project revenue growth to be 2.6% and fixed operating expense to increase 1.5% with variable expense increasing 2.6% (in line with the revenue increase). These variables result in Station Operating Income increasing by approximately 40 basis points each year. Based on current market and economic conditions and our historical knowledge of the reporting units, we are comfortable with the ten year forecast of Station Operating Income by reporting unit.

We derived projected expense growth based primarily on our historical experience and expected future revenue growth. We projected growth for each reporting unit’s fixed expense base at approximately 1.5% annually. We calculated variable selling expenses based on revenues and at a rate consistent with current experience for each reporting unit, which resulted in an approximate growth rate projection of 2.6% through 2018.
For purposes of our fair value model, we have uniformly applied one discount rate to all reporting units.
As compared with the market capitalization value of $594.3 million as of December 31, 2008, the aggregate fair value of all reporting units of $598.4 million was approximately $4.0 million, or 0.69%, higher than as calculated.
Key data points included in the market capitalization calculation were as follows:
•	Shares outstanding as of 12/31: 41.4 million

•	Average closing price of our Class A Common Stock over 32 days: $2.00 per share

•	Debt discounted by 26% (gross $696.0 million, net $515.0 million)
Based on these calculations, we have concluded that the reporting unit is receiving a slight control premium over the calculated enterprise value.
Utilizing the above analysis and data points, we have concluded the fair values of our reporting units, as calculated, are appropriate and reasonable.
Changes to the Assumptions and Methodologies
We have also discounted projected cash flows for each reporting unit for a projected working capital adjustment. This adjustment was based on actual 2008 working capital requirements and allocated to each reporting unit based on percentage of revenue. Thus, as revenue decreased, working capital requirements decreased and as revenue increased, working capital requirements increased.
As previously noted, the basis used for reporting units did not change and there were no other changes to methodologies in the current year other than the one described above.
Impact of Current Economic Environment on the Analysis
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. As such, revenue projections for the industry were down, which impacted our calculation by virtue of reducing our future cash flows, resulting in a proportionate reduction in our discounted cash-flow valuation. Likewise, the combination of a decline in current revenues and future projected revenues coupled with frozen capital accounting units have contributed significantly to a decline in deals to acquire or sell companies within the industry, the result of which has been a compression in the multiples on the radio station transactions that have been completed in the past year. In the aggregate, these recent economic developments have resulted in significant downward pressures on valuations across the radio industry as a whole. Therefore, since we are a company that has experienced significant synthetic growth at historically greater multiples than those currently utilized in our valuation model, we are experiencing relatively large write-downs associated with our impairment calculation.
FCC Licenses
Consistent with EITF 02-07, we have combined the broadcast licenses in each accounting unit into a single unit for impairment testing purposes. As part of our overall planning associated with the indefinite lived intangibles test, we evaluated this determination. We note that the following considerations, as cited by the EITF task force, continue to apply to our FCC licenses:
•	in each market (“accounting unit”), the broadcast licenses were purchased to be used as one combined asset;

•	the combined group of licenses in an accounting unit represents the “highest and best use of the assets”; and

•	each accounting unit’s strategy provides evidence that the licenses are “complementary.”
For the annual impairment test of broadcast license, we engaged an independent valuation expert as opposed to performing this analysis in-house as has been done in previous years. In connection with engaging the valuation expert, we reviewed the valuation expert’s prior experience and capabilities in order to verify that the valuation expert was adequately qualified to perform radio appraisals. Likewise, we reviewed the methodologies employed by the valuation expert in conducting tangible asset, broadcast license and radio market valuations for reasonableness.
The valuation expert employed the three most widely accepted approaches in conducting its appraisals: (1) the cost approach, (2) the market approach, and (3) the income approach. In conducting the appraisals, the valuation expert conducted a thorough review of all aspects of the assets being valued.
The cost approach measures value by determining the current cost of an asset and deducting for all elements of depreciation (i.e., physical deterioration as well as functional and economic obsolescence). In its simplest form, the cost approach is calculated by subtracting all depreciation from current replacement cost.
The market approach measures value based on recent sales and offering prices of similar properties and analyzes the data to arrive at an indication of the most probable sales price of the subject property.
The income approach measures value based on income generated by the subject property, which is then analyzed and projected over a specified time and capitalized at an appropriate market rate to arrive at the estimated value.
The valuation expert relied on both the income and market approaches for the valuation of the FCC licenses, with the exception of certain AM and FM stations that have been valued using the cost approach. The valuation expert estimated this replacement value based on estimated legal, consulting, engineering, and in-house charges to be $25,000 for each FM station. For each AM station the replacement cost was estimated at $25,000 for a station licensed to operate with a one-tower array and an additional charge of $10,000 for each additional tower in the station’s tower array.
The estimated fair values of the FCC licenses represent the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties (i.e., other than in a forced or liquidation sale).
A basic assumption in our valuation of these FCC licenses was that these radio stations were new radio stations, signing on-the-air as of the date of the valuation, December 31, 2008. We assumed the competitive situation that existed in those markets as of that date, except that these stations were just beginning operations. In doing so, we extract the value of going concern and any other assets acquired, and strictly valued the FCC licenses.
We estimated the values of the AM and FM licenses, combined, through a discounted cash flow analysis, which is an income valuation approach. In addition to the income approach, the valuation expert also reviewed recent similar radio station sales in similarly sized markets.
In estimating the value of the AM and FM licenses using a discounted cash flow analysis, in order to make the net free cash flow (to invested capital) projections, we began with market revenue projections. We made assumptions about the stations’ future audience shares and revenue shares in order to project the stations’ future revenues. We then projected future operating expenses and operating profits derived. By combining these operating profits with depreciation, taxes, additions to working capital, and capital expenditures, we projected net free cash flows.
We discounted the net free cash flows using an appropriate after-tax average weighted cost of capital of approximately 11.5% and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, we estimated a perpetuity value, and then discounted to present values, as of the valuation date.
We performed one discounted cash flow analysis for each unit of accounting. For each accounting unit valued we analyzed the competing stations, including revenue and listening shares for the past several years. In addition, for each accounting unit we analyzed the discounted cash flow valuations of our assets within the accounting unit. Finally, we prepared a detailed analysis of sales of comparable stations.
The first discounted cash flow analysis examined historical and projected gross radio revenues for each accounting unit.
In order to estimate what listening audience share and revenue share would be expected for each station by accounting unit, we analyzed the Arbitron audience estimates over the past two years to determine the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often we made adjustments to the listening share and revenue share based on our stations’ signal coverage of the market and the surrounding area’s population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity.
We also incorporated the following additional assumptions into the DCF valuation model:
•	the stations’ gross revenues through 2016;

•	the projected operating expenses and profits over the same period of time (we considered operating expenses, except for sales expenses, to be fixed, and assumed sales expenses to be a fixed percentage of revenues);

•	calculations of yearly net free cash flows to invested capital.

•	depreciation on start-up construction costs and capital expenditures (we calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air); and

•	amortization of the intangible asset—the FCC License (we calculated amortization on a straight line basis over 15 years).
After federal and state taxes are subtracted, net free cash flows were reduced for working capital. According to recent editions of Risk Management Association’s Annual Statement Studies, over the past five years, the typical radio station has an average ratio of sales to working capital of 7.56. In other words, approximately 13.2% of a typical radio station’s sales go to working capital. As a result, we have allowed for working capital in the amount of 13.2% of the station’s incremental net revenues for each year of the projection period. After subtracting federal and state taxes and accounting for the additions to working capital, we determined net free cash flows.
In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have a valuation allowance of approximately $233.1 million as of March 31, 2009 based on our assessment of whether it is more likely than not these deferred tax assets will be realized. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.
Stock-based Compensation
Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, for the three months ended March 31, 2009 and 2008, was $0.6 million and $2.0 million, respectively, before income taxes. Upon adopting SFAS No. 123(R), for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For restricted stock awards with performance conditions, we have evaluated the probability of vesting of the awards at each reporting period and have adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2009, 41.1% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of total borrowings and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.7 million for the three months ended March 31, 2009. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $400 million of borrowings outstanding at March 31, 2009 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under the remaining borrowings, it is estimated that our interest expense and net income would have changed by $0.7 million for the three months ended March 31, 2009.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as a result of the previously disclosed material weakness in our internal control over financial reporting described in our annual report on Form 10-K for the year ended December 31, 2008 and further described below, our disclosure controls and procedures were not effective as of March 31, 2009. Because we believe that the maintenance of reliable financial reporting is a prerequisite to our ability to submit or file complete disclosures in our Exchange Act reports on a timely basis, our management determined that the material weakness caused our disclosure controls and procedures to not be effective.
In connection with the preparation and completion of our 2008 annual financial statements, we identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008:
We did not maintain a sufficient complement of personnel with the level of financial accounting technical expertise necessary to facilitate an effective review of certain corporate accounting transactions. As a result of this deficiency, we did not timely identify a computational error related to the SFAS 157 mark-to-market adjustment on the Company’s interest rate swap instrument. This deficiency resulted in an adjustment identified by our independent registered public accounting firm to the consolidated financial statements as of December 31, 2008 to correct an overstatement of interest expense and accrued liabilities. Additionally, this control deficiency could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constitutes a material weakness.
Status of Remediation of the Material Weakness
We are currently evaluating certain actions in order to remediate the material weakness described above. The potential remediation measures we are considering include, but are not limited to, the improvement of the design of certain internal controls over the analysis and review of significant or non-routine transactions accounted for at the corporate level, the hiring of additional resources with the appropriate level of financial accounting technical expertise and the engagement of a third party firm to assist us with the accounting for complex or unusual corporate accounting transactions on an as needed basis. We expect that we will implement some or all of these remedial measures beginning in the second quarter of 2009, with the objective of fully remediating the material weakness by December 31, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, in our annual report on Form 10-K for the year ended December 31, 2008, we are aware of two active purported class action lawsuits related to the proposed acquisition of us that was announced in July 2007 but terminated in May 2008

(See Note 9 to the accompanying financial statements): Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, the other directors and the sponsor; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, our directors and the sponsor.
On February 6, 2009, the U.S. District Court remanded both Georgia class action lawsuits, as well as the pending motion to dismiss, to the Superior Court of Fulton County, Georgia.
From time to time, we are involved in various other legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, our management does not believe, based upon currently available facts, that the ultimate resolution of any such proceedings would have a material adverse effect on our overall financial condition or results of operations.
Item 1A. Risk Factors
In addition to the risk factors set forth below, please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008, for information regarding factors that could affect our results of operations, financial condition and liquidity.
If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.
We have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. We may not be able to meet these restrictive financial covenants and may not be able to maintain compliance with certain financial ratios in our senior secured credit facility that become more restrictive beginning as of the quarter ending September 30, 2009. In that event, we would need to seek an amendment to, or a refinancing of, the senior secured credit facilities. There can be no assurance that we can obtain any amendment or waiver of, or refinance the senior secured credit facilities and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Credit Agreement. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and we cannot be assured that sufficient assets will remain after it has paid all of the borrowings under the senior secured credit facilities. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
We identified a material weakness as of December 31, 2008 that, unless remediated, could have a material adverse effect on our internal control over financial reporting.
As of December 31, 2008, management identified a material weakness in our internal control over financial reporting. Specifically, we did not maintain a sufficient complement of personnel with the level of financial accounting technical expertise necessary to facilitate an effective review of certain corporate accounting transactions. As a result of this deficiency, we did not timely identify a computational error related to the SFAS 157 mark-to-market adjustment on the Company’s interest rate swap instrument. This deficiency resulted in an adjustment identified by our independent registered public accounting firm to the consolidated financial statements as of December 31, 2008 to correct an overstatement of interest expense and accrued liabilities. In response to the material weakness, we are currently evaluating certain actions in order to remediate the material weakness. The potential remediation measures we are considering include, but are not limited to, the improvement of the design of certain internal controls over the analysis and review of significant or non-routine transactions accounted for at the corporate level, the hiring of additional resources with the appropriate level of financial accounting technical expertise and the engagement of a third party firm to assist us with the accounting for complex or unusual corporate accounting transactions on an as needed basis. We expect that we will implement some or all of these remedial measures beginning in the second quarter of 2009, with the objective of fully remediating the material weakness by December 31, 2009. However, there is no assurance that the material weakness will be remediated within the planned timeframe. To the extent we continue to have a material weakness in our internal control over financial reporting, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the three months ended March 31, 2009, we purchased 99,737 shares of our Class A Common Stock for approximately $0.2 million in cash in open market transactions under the Board approved purchase plan.

			Total Number	Maximum Dollar
			of Shares	Value of Shares
			Purchased as	that may
	Total Number	Average	Part of Publicly	Yet be Shares
	of Shares	Price Per	Announced	Purchased Under
Period	Purchased	Share	Program	the Program

				$68,477,544

January 1, 2009	99,737	$1.91	99,737	$68,284,628
February 1, 200	—	$—	—	$68,284,628
March 1, 2009 -	—	$—	—	$68,284,628

Total	99,737		99,737

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

CUMULUS MEDIA INC.
Date: May 11, 2009	By:	/s/ Martin R. Gausvik
Martin R. Gausvik
Executive Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX
31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.