Form 10-Q
period 2009-06-30
CUMULUS MEDIA INC
filed 2009-08-06
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, the registrant had 41,635,872 outstanding shares of common stock consisting of (i) 35,181,810 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$12,382	$53,003
Restricted cash	789	—
Accounts receivable, less allowance for doubtful accounts of $1,316 and $1,771, in 2009 and 2008, respectively	40,218	44,199
Prepaid expenses and other current assets	3,520	3,287

Total current assets	56,909	100,489
Property and equipment, net	50,353	55,124
Intangible assets, net	334,332	325,134
Goodwill	59,584	58,891
Other assets	3,281	3,881

Total assets	$504,459	$543,519

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,644	$20,644
Current portion of long-term debt	46,456	7,400

Total current liabilities	62,100	28,044
Long-term debt	597,625	688,600
Other liabilities	31,507	30,543
Deferred income taxes	49,545	44,479

Total liabilities	740,777	791,666

Stockholders’ equity:
Preferred stock, 20,262,000 shares authorized, par value $.01 per share, including:250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 shares issued and outstanding in both 2009 and 2008 and 12,000 shares `	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 59,572,592 and 59,572,592 shares issued, 35,260,978 and 34,945,290 shares outstanding, in 2009 and 2008, respectively	596	596
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2009 and 2008	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2009 and 2008	6	6
Class A Treasury stock, at cost, 24,311,614 and 24,627,302 shares in 2009 and 2008, respectively	(260,407)	(265,278)
Accumulated other comprehensive income	—	828
Additional paid-in-capital	964,683	967,676
Accumulated deficit	(941,254)	(952,033)

Total stockholders’ deficit	(236,318)	(248,147)

Total liabilities and stockholders’ deficit	$504,459	$543,519

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Broadcast revenues	$64,962	$82,628	$119,316	$154,527
Management fee from affiliate	1,000	1,000	2,000	2,000

Net revenues	65,962	83,628	121,316	156,527
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	39,232	52,975	81,530	104,124
Depreciation and amortization	2,817	3,311	5,715	6,421
LMA fees	728	320	1,196	500
Corporate general and administrative (including non-cash stock compensation of $611, $845, $1,203, and $2,867, respectively)	3,958	4,094	10,067	9,555
(Gain) on exchange of stations	(7,204)	—	(7,204)	—
Cost associated with terminated transaction	—	1,753	—	1,893

Total operating expenses	39,531	62,453	91,304	122,493

Operating income	26,431	21,175	30,012	34,034

Non-operating income (expense):
Interest expense	(6,213)	298	(13,996)	(20,562)
Interest income	9	283	55	611
Terminated transaction fee	—	15,000	—	15,000
Other income (expense), net	(38)	(25)	(35)	(7)

Total non-operating (income) expense, net	(6,242)	15,556	(13,976)	(4,958)

Income before income taxes and equity in net losses of affiliate	20,189	36,731	16,036	29,076
Income tax expense	(6,115)	(8,094)	(5,257)	(4,431)
Equity in net income of affiliate	—	1,652	—	1,404

Net income	$14,074	$30,289	$10,779	$26,049

Basic and diluted earnings per common share:
Basic earnings per common share (See Note 8)	$0.34	$0.69	$0.26	$0.59

Diluted earnings per common share (See Note 8)	$0.34	$0.69	$0.26	$0.59

Weighted average basic common shares outstanding (See Note 8)	40,469,485	43,076,642	40,445,003	43,061,682

Weighted average diluted common shares outstanding (See Note 8)	40,469,485	43,095,223	40,447,273	43,083,770

See accompanying notes to condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income	$10,779	$26,049
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,715	6,421
Amortization of debt issuance costs/discount	478	209
Amortization of derivative gain	(828)	(1,986)
Provision for doubtful accounts	1,159	1,801
Loss (gain) on sale of assets or stations	35	(5)
(Gain) on exchange of stations	(7,204)	—
Adjustment of the fair value of derivative instruments	(835)	2,388
Deferred income taxes	5,066	4,367
Non-cash stock compensation	1,203	2,867
Equity in net income of affiliate	—	(1,404)
Changes in assets and liabilities:
Restricted cash	(789)	—
Accounts receivable	2,821	(2,878)
Prepaid expenses and other current assets	(233)	604
Accounts payable and accrued expenses	(5,001)	(1,000)
Other assets	82	(494)
Other liabilities	(488)	(748)

Net cash provided by operating activities	11,960	36,191
Cash flows from investing activities:
Proceeds from the sale of assets	14	—
Purchase of intangible assets	—	(975)
Capital expenditures	(1,206)	(3,971)
Other	—	12

Net cash used in investing activities	(1,192)	(4,934)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(48,106)	(7,940)
Tax withholding paid on behalf of employees	(90)	(2,241)
Proceeds from issuance of common stock	—	52
Payments made to creditors pursuant to debt amendment	(3,000)	—
Payments related to the repurchase of common stock	(193)	(1,219)

Net cash used in financing activities	(51,389)	(11,348)

Decrease in cash and cash equivalents	(40,621)	19,909

Cash and cash equivalents at beginning of period	53,003	32,286

Cash and cash equivalents at end of period	$12,382	$52,195

See accompanying notes to condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2009.
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
Liquidity Considerations
The current economic crisis has reduced demand for advertising in general, including advertising on the Company’s radio stations. In consideration of current and projected market conditions, overall advertising is expected to continue to decline at least through the remainder of 2009. Therefore, in conjunction with the development of the 2009 business plan, management assessed the impact of recent market developments in a variety of areas, including the Company’s forecasted advertising revenues and liquidity. In response to these conditions, management refined the 2009 business plan to incorporate a reduction in forecasted 2009 revenues and cost reductions implemented in the fourth quarter 2008 and during the first six months of 2009 to mitigate the impact of the Company’s anticipated decline in 2009 revenue.
On June 29, 2009, the Company entered into an amendment to the credit agreement governing its senior secured credit facility. The credit agreement, as amended, is referred to herein as the “Credit Agreement.” The Credit Agreement maintains the pre-existing term loan facility of $750 million, which, as of June 30, 2009, had an outstanding balance of approximately $647.9 million, and reduces the pre-existing revolving credit facility from $100 million to $20 million. Additional facilities are no longer permitted under the Credit Agreement. See Note 4 for further discussion of the amendment to the Credit Agreement.
Management believes that the Company will continue to be in compliance with all of its debt covenants through December 31, 2010, based upon actions the Company has already taken, which include: (i) the amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief through 2010 (see Note 4), (ii) employee reductions coupled with a mandatory one-week furlough during the second quarter of 2009, (iii) a new sales initiative implemented during the first quarter of 2009, the goal of which is to increase advertising revenues by re-engineering the Company’s sales techniques through enhanced training of its sales force, and (iv) continued scrutiny of all operating expenses. However, the Company will continue to monitor its revenues and cost structure closely and if revenues decline greater than the forecasted decline from 2008 or if the Company exceeds planned spending, the Company may take further actions as needed in an attempt to maintain compliance with its debt covenants under the Credit Agreement. The actions may include the implementation of additional operational synergies, renegotiation of major vendor contracts, deferral of capital expenditures, and sale of non-strategic assets.
Although the Company was able to obtain the amendment to the Credit Agreement that provided relief with regard to certain restrictive covenants, including the fixed charge coverage ratio and total leverage ratio, there can be no assurance that the Company will be able to obtain an additional waiver or amendment to, or refinancing of, the Credit Agreement should additional waivers, amendments or refinancings become necessary to remain in compliance with its covenants in the future. In the event the Company does not maintain compliance with the applicable covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions. Failure to comply with the financial covenants or other terms of the Credit Agreement and failure to negotiate relief from the Company’s lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business.

If the Company were unable to repay its debts when due, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged substantially all of its assets as collateral under the Credit Agreement. If the lenders accelerate the maturity of outstanding debt, the Company may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and the Company cannot be assured that sufficient assets will remain after it has paid all of the its debt. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
Recent Accounting Pronouncements
SFAS No. 141(R). Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”), was issued in December 2007. SFAS 141(R) requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. SFAS 141(R) also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141(R) amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141(R) on January 1, 2009 and accounted for the acquisitions completed during the first two quarters of 2009 in accordance with the provisions of SFAS 141(R).
FSP FAS 141 R -1 — In February 2009, the FASB issued FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of FAS 141R. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. FAS No. 141R was effective for the Company as of January 1, 2009 for all business combinations that close on or after January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.
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
SFAS 165. In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. The standard is based on the same principles as those that currently exist in the auditing standards. FAS No. 165 is effective for interim or annual reporting periods after June 15, 2009. The statement requires additional disclosure regarding the date through which subsequent events have been evaluated by the entity as well as, whether that date is the date the financial statements were issued. This statement became effective for the Company’s financial statements as of June 30, 2009; see Note 13 “Subsequent Events.” We have evaluated our subsequent events through August 5, 2009, which is the date of the Company’s quarterly report on Form 10-Q, of which these financial statements are a part.
SFAS 167. In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS No. 167”), amending the consolidation guidance for variable-interest entities under FIN 46 (R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This Statement is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS No. 167 on January 1, 2010 and is still assessing the impact the pronouncement will have on the Company’s financial statements.
SFAS 168. In June 2009, the FASB issued FASB Statement No. 168” The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” The will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this statement during the third quarter of 2009. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
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
FSP FAS 140-4 and FIN 46R-8. The FASB issued this FSP in December 2008 and it is effective for the first reporting period ending after December 15, 2008. This FSP requires additional disclosures related to variable interest entities in accordance with SFAS 140 and FIN 46R. These disclosures include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. The Company adopted this FSP as of January 1, 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.
FSP 157-2. On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 on January 1, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.
FSP 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. On April 2, 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. The first Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 became effective for the Company’s financial statements as of June 30, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, nor required additional disclosures.
The second Staff Position, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The Company adopted this FSP during the second quarter and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.
The third Staff Position, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) increases the frequency of fair value disclosures from annual only to quarterly. All three FSPs are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 became effective for the Company’s financial statements as of June 30, 2009, see Note 5, “Fair Value Measurements”.
FSP EITF 03-6-1. In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The two-class method of computing EPS is an earning allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 was adopted by the Company on January 1, 2009. The unvested restricted shares of Class A Common Stock awarded by the Company pursuant to its equity incentive plans contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS; see Note 7, “Earnings Per Share” for the Company’s disclosure of EPS.
2. Stock Based Compensation
For the three and six months ended June 30, 2009, the Company recognized approximately $0.6 and $1.2 million in non-cash stock-based compensation expense, respectively.
During the first quarter of 2009, the Company awarded Lewis W. Dickey, Jr., its Chairman, President and Chief Financial Officer, 160,000 restricted performance based shares and 160,000 restricted time vested shares. The fair value on the date of grant for both of these awards was $0.5 million. In addition, during the first quarter of 2009 the Company awarded 140,000 time vested restricted shares with a fair value on the date of grant of $0.2 million, or $1.71 per share to certain officers (other than Mr. L. Dickey) of the Company.
During the second quarter ended June 30, 2009, the Company issued 17,000 time vested restricted shares of Class A Common Stock to each of the non-employee directors of the Company and 6,000 shares of Class of Common Stock to one returning director, from Treasury.
3. Acquisitions and Dispositions
Green Bay and Cincinnati Swap
On April 10, 2009, the Company completed an asset exchange agreement with Clear Channel Communications, Inc (“Clear Channel”). As part of the asset exchange, the Company acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in consideration for five of the Company’s radio stations in Green Bay, Wisconsin. The exchange transaction provided the Company with entry into the Cincinnati market, which is currently ranked #28 by Arbitron. Large markets are generally desirable for national advertisers, and have large and diversified local business communities providing for a large base of potential advertising clients. The transaction was accounted for as a business combination in accordance with SFAS No. 141(R). The fair value of the assets acquired in the exchange was $17.6 million (refer to the table below for the fair value allocation). The Company incurred approximately $0.2 million of acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The results of operations for the Cincinnati stations acquired are included in the Condensed Consolidated Statement of Operations since the acquisition date. The results of the Cincinnati stations were not material. Prior to the asset exchange, the Company and Clear Channel did not have any preexisting relationship.
In conjunction with the exchange, Clear Channel and the Company entered into a local management agreement (“LMA”) whereby the Company will provide the programming, sell the advertising, and retain the operating profits for managing the five Green Bay radio stations. In consideration for these rights, the Company will pay Clear Channel a monthly fee of approximately $0.2 million over the term of the agreement. The term of the LMA is for five years, expiring December 31, 2013. In conjunction with the LMA, the Company included the net revenues and station operating expenses associated with operating the Green Bay stations in the Company’s consolidated financial statements from effective date of the LMA (April 10, 2009) through June 30, 2009. Additionally, Clear Channel negotiated a written put option that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated prior to this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the put option as a derivative contract and accordingly, the fair value of the put was recorded as a liability at the acquisition date and offset against the gain associated with the asset exchange. Subsequent changes to the fair value of the derivative will be recorded through earnings.
In conjunction with the transactions, the Company recorded a net gain of $7.2 million, which is included in gain on exchange of assets in the statement of operations. This amount represents a gain of approximately $9.6 million recorded on the Green Bay Stations sold, net of a loss of approximately $2.4 million representing the fair value of the put option at acquisition date.
The table below summarizes the Purchase Price allocation:

Allocation	Amount

Fixed assets	$458
Broadcast Licenses	15,353
Goodwill	1,600
Other Intangibles	225

Total Purchase Price	$17,636

Less: Carrying value of Green Bay Stations	(7,999)

Gain on asset exchange	$9,637

Less: Fair value of Green Bay Option — April 10, 2009	(2,433)

Net gain	$7,204

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize the determination of fair value, if any, of lease agreements. Thus, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than December 31, 2009.
WZBN-FM Swap
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
4. Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with SFAS No. 133. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Changes in fair value are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the change in fair value must be recorded through other comprehensive income, a component of stockholders’ equity.
May 2005 Swap
In May 2005, the Company entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap. The May 2005 Swap expired on March 13, 2009, in accordance with the terms of the original agreement.
The May 2005 Swap changed the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap, the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with SFAS No. 133. Starting in June 2006, the May 2005 Swap no longer qualified as a cash-flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of accumulated other comprehensive income (“AOCI”). Interest for the three months ended June 30, 2009 and 2008 includes income of 0.0 million and $3.3 million, respectively, related to the change in fair value. Interest expense for the six-months ended June 30, 2009 and 2008 includes income of $3.0 million and charges of $3.1 million, respectively, related to the change in fair value.
The fair value of the May 2005 Swap was determined under the provisions of SFAS 157 using observable market based inputs (a “Level 2” measurement). The fair value represents an estimate of the net amount that the Company would pay if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheets as of June 30, 2009 and December 31, 2008 include other long-term liabilities of $0.0 million and $3.0 million, respectively, to reflect the fair value of the May 2005 Swap.
May 2005 Option
In May 2005, the Company also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the May 2005 Swap for two additional years, from March 13, 2009 through March 13, 2011. This option was exercised on March 11, 2009 by Bank of America. This instrument was not highly effective in mitigating the risks in cash flows, and therefore it was deemed speculative and its changes in value were accounted for as a current element of interest expense. The balance sheets as of June 30, 2009 and December 31, 2008 reflect other long-term liabilities of $17.7 million and $18.5 million, respectively, to include the fair value of the May 2005 Option. The Company reported $1.8 million of interest income and $2.2 million of interest expense inclusive of FAS 157 fair value adjustment, during the three- and six-month periods ending June 30, 2009 and $5.6 million and $0.7 million of interest income, during the three- and six-month periods ended June 30, 2008, representing the change in fair value of the May 2005 option.
In the event of a default under the Credit Agreement, or a default under any derivative contract, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. The Company does not utilize financial instruments for trading or other speculative purposes.
The Company’s financial instrument counterparties are high-quality investments or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2009 was not significant to the Company.
Green Bay Option
On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated before this date) for $17.6 million (the fair value of the radio stations as of

April 10, 2009). Clear Channel is the nation’s largest radio broadcaster and as of June 2009 Moody’s gave its debt a CCC credit rating. The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a long term liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings.
The fair value of the Green Bay Option was determined under the provisions of SFAS 157 using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The balance sheets as of June 30, 2009 and December 31, 2008 include other long-term liabilities of $2.4 million and $0.0 million, respectively, to reflect the fair value of the Green Bay Option. The fair value of the Green Bay Option at June 30, 2009 and the origination date, April 10, 2009, was $2.4 million. Accordingly the Company did not record income or expense associated with marking to market the Green Bay Option under SFAS 157 during the three and six months ended June 30, 2009.
The location and fair value amounts of derivatives in the Consolidated Statement of Financial Position are shown in the following table:
Information on the Location and Amounts of Derivatives Fair Values in
the Condensed Consolidated Balance Sheet (in Thousands)
Liability Derivatives

	Balance Sheet	June 30, 2009
	Location	Fair Value

Derivative not designated as hedging instruments under Statement 133	Other long-term liabilities	$(17,672)
Green Bay Option	Other long-term liabilities	(2,433)

	Total	$(20,105)

The location and effect of derivatives in the Consolidated Statement of Operations are shown in the following table:
Liability Derivatives (in Thousands)

		Amount of Income (Expense)	Amount of Income (Expense)
		Recognized in Income on	Recognized in Income on
Derivative	Financial Statement	Derivatives for the Three	Derivatives for the Six Months
Instruments	Location	Months Ended June 30, 2009	Ended June 30, 2009

Derivative not designated as hedging instruments under Statement 133	Interest expense	$(1,837)	$2,208
Green Bay Option	Corporate G&A	—	—

	Total	$(1,837)	$2,208

5. Long Term Debt
The Company’s long-term debt consisted of the following at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008

Term loan, net of discount	$644,081	$696,000
Less: Current portion of long-term debt	46,456	7,400

	$597,625	$688,600

Senior Secured Credit Facilities
2009 Amendment
On June 29, 2009, the Company entered into an amendment to the Credit Agreement, with Bank of America, N.A., as administrative agent, and the lenders party thereto.
The Credit Agreement maintains the pre-existing term loan facility of $750 million, which has an outstanding balance of approximately $647.9 million, and reduces the pre-existing revolving credit facility from $100 million to $20 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.
The Company’s obligations under the Credit Agreement are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect subsidiaries, including Broadcast Software International, Inc., which prior to the amendment, was an excluded subsidiary. The Company’s obligations under the Credit Agreement continue to be guaranteed by all of its subsidiaries.
The Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The term loan facility will mature on June 11, 2014. The revolving credit facility will mature on June 7, 2012.
Borrowings under the term loan facility and revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 4.00% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 3.00%. Once the Company reduces the term loan facility by $25 million through mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, the Company will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once the Company reduces the term loan facility by $50 million through mandatory prepayments of Excess Cash Flow, as described below, the Company will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
In connection with the closing of the Credit Agreement, the Company made a voluntary prepayment in the amount of $32.5 million. The Company also will be required to make quarterly mandatory prepayments of 100% of Excess Cash Flow beginning with the fiscal quarter ending September 30, 2009 and continuing through December 31, 2010, before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on the Company’s leverage, beginning in 2011. The Company reclassified approximately $39.1 million of long term debt as an addition to current portion of long term debt, which represents the estimated Excess Cash Flow payments over the next 12 months in accordance with the terms of the Credit Agreement. Certain other mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.
Covenants
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended;

•	during the Covenant Suspension Period, the Company must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60 million for fiscal quarters ended June 30, 2009 through March 31, 2010, increasing incrementally to $66 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	the Company is restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	the Company may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments, during the Covenant Suspension Period. (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	the Company must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.
Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any of the Company’s material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party.
As discussed above, the Company’s covenants for the period ended June 30, 2009 are as follows:
•	a minimum trailing twelve month consolidated EBITDA;

•	a $7.5 million minimum cash on hand and;

•	a limit on annual capital expenditures of $15.0 million annually.
The trailing twelve month consolidated EBITDA and cash on hand at June 30, 2009 were $78.4 million and $12.4 million, respectively.
Management believes the Company will continue to be in compliance with all of its debt covenants through at least June 30, 2010, based upon actions taken as discussed in Note 1. The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. While the Company has negotiated relief from the total leverage ratio and fixed charge coverage ratio, if the Company’s revenues were to be significantly less than planned due to difficult market conditions or for other reasons between the period of June 30, 2009 and December 31, 2009, the Company’s ability to maintain compliance with covenants in its Credit Agreement would become increasingly difficult without remedial measures, such as the implementation of further cost abatement initiatives. If the Company’s remedial measures were not successful in maintaining compliance, then the Company would expect to negotiate with its lenders for further relief, which relief could result in higher interest expense. Failure to comply with the financial covenants or other terms of the Credit Agreement and failure to negotiate relief from the Company’s lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business.
Warrants
Additionally, the Company issued warrants to the Lenders with the execution of the amended Credit Agreement that allow them to acquire up to 1.25 million shares of the Company’s Class A Common Stock. Each warrant is immediately exercisable to purchase the underlying Class A common stock of the Company at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.
Accounting for the Modification of the Credit Agreement
The amendment to the term loan was accounted for as a modification and accordingly, the Company did not record a gain or a loss on the transaction. For the revolving credit facility, the Company wrote off approximately $0.2 million of unamortized deferred financing costs, based on the reduction of capacity. With respect to both debt instruments, the Company recorded $3.0 million of fees paid directly to the creditors as a debt discount which will be amortized as an adjustment to interest expense over the remaining term of the debt.
The Company classified the warrants as equity at $0.8 million at fair value at inception. The fair value of the warrants was recorded as a debt discount and will be amortized as an adjustment to interest expense over the remaining term of the debt using the effective interest method.

As of June 30, 2009, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 2.221%. As of June 30, 2009, the effective interest rate inclusive of the May 2005 Swap was approximately 4.326%.
6. Fair Value Measurements
The Company adopted the provisions of SFAS No. 157 on January 1, 2008 as they relate to certain items, including those within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments and financial and nonfinancial derivatives within the scope of SFAS No. 133. SFAS No. 157 requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy under SFAS No. 157 are described below:
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 were as follows (dollars in thousands):

		Quoted
		Prices in	Other
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents:
Money market funds	$4,381	$4,381	$—	$—

Total assets	$4,381	$4,381	$—	$—

Financial liabilities:
Other long-term, liabilities:

Green Bay Option	$(2,433)	$—	$—	$(2,433)
Interest rate swap	(17,672)	—	(17,672)	—

Total liabilities	$(20,105)	$—	$(17,672)	$(2,433)

Cash Equivalents. A majority of the Company’s cash equivalents are invested in an institutional money market fund. The Company’s Level 1 cash equivalents are valued using quoted prices in active markets for identical investments.
Green Bay Option. The fair value of the Green Bay Option was determined under the provisions of SFAS 157 using inputs that are supported by little or no market activity (a ”Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. In accordance with the requirements of FAS 157, the option valuation incorporates a credit risk adjustment to reflect the probability of default by the company. The Company reported $0.0 million in corporate general and administrative expenses line item within the income statement related to the SFAS 157 fair value adjustment, representing the change in the fair value of the Green Bay option. The reconciliation below contains the components of the change in fair value associated with the Greenbay Option for the three and six months ended June 30, 2009 (dollars in thousands):

Description	$ Amount

April 10, 2009 — fair value origination date	$2,433
Less:
SFAS 157 fair value expense	—

Fair value balance as of June 30, 2009	$2,433

Interest Rate Swap. The Company’s derivative financial instruments consist solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.
The fair value of our interest rate swap is determined based on the present value of future cash flows using observable inputs, including interest rates, yield curves. In accordance with the requirements of FAS 157, derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the Company.
The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The following table shows the gross amounts and fair values of the Company’s term loan:

	June 30, 2009	December 31, 2008

Gross carrying value of term loan	$647,894	$688,600
Fair value of term loan	$447,143	$515,700
The fair value of the Company’s term loan is estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates.
7. Share Repurchase
On May 21, 2008, the Company’s board of directors authorized the purchase, from time to time, of up to $75 million of its shares of Class A Common Stock. Purchases may be made in the open market or through block trades, in compliance with the SEC guidelines, subject to market conditions, applicable legal requirements and various other factors, including the requirements of the Credit Agreement. The Company has no obligation to purchase shares under the purchase program, and the timing, actual number and value of shares to be purchased depends on the performance of Company’s stock price, general market conditions, and various other factors within the discretion of management.
During the three-months ended June 30, 2009, the Company did not purchase any shares of Class A Common Stock. For the six months ended June 30, 2009 the Company purchased 99,737 shares of Class A Common Stock for approximately $0.2 million in cash in open market transactions under the board-approved purchase plan.
8. Earnings per Share
For all periods presented, basic and diluted earnings per common share is presented in accordance with SFAS 128, Earnings per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”) as clarified by FSP EITF 03-6-1. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company determined that it is appropriate to allocate undistributed net income between Class A, Class B and Class C common stock on an equal basis as the Company’s charter provides that the holders of Class A, Class B and Class C common stock have equal rights and privileges except with respect to voting on certain matters.
Non-vested restricted stock carries non-forfeitable dividend rights and is therefore a participating security, in accordance with FSP EITF 03-6-1 (See Note 1 Recent Accounting Pronouncements). The two-class method of computing earnings per share is required for companies with participating securities. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two-class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods. Because the Company does not pay dividends, earnings allocated to each participating security and the common stock are equal. The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic Earnings Per Share
Numerator:
Undistributed net income	$14,074	$30,289	$10,779	$26,049
Participation rights of unvested restricted stock in undistributed earnings	512	619	369	491
Basic undistributed net income — attributable to common shares	13,562	29,670	10,410	25,558
Denominator:

Denominator for basic income per common share:

Basic weighted average common shares outstanding	40,469	43,077	40,445	43,062

Basic EPS — attributable to common shares	$0.34	$0.69	$0.26	$0.59

Diluted Earnings Per Share:

Numerator:

Undistributed net income	14,074	30,289	10,779	26,049
Participation rights of unvested restricted stock in undistributed earnings	512	619	369	491

Basic undistributed net income — attributable to common shares	$13,562	$29,670	$10,410	$25,558

Denominator:
Basic weighted average shares outstanding	40,469	43,077	40,445	43,062
Effect of dilutive options and warrants	—	18	2	22

Diluted weighted average shares outstanding	40,469	43,095	40,447	43,084

Diluted EPS — attributable to common shares	$0.34	$0.69	$0.26	$0.59

For the three and six months ended June 30, 2009 and 2008, options to purchase 1,955,024 shares and 8,512,050 shares of common stock, respectively, were outstanding but excluded from the EPS calculations because the exercise price of the options exceeded the average share price for the period. Options outstanding have decreased from June 30, 2008 due to the effect of the Company’s option exchange program, which concluded on December 30, 2008.
The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At June 30, 2009, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

June 30,
2009
Restricted shares of Class A Common Stock	1,519,586
Options to purchase Class A Common Stock	1,455,024
Options to purchase Class C Common Stock	500,000
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$14,074	$30,289	$10,779	$26,049
Yield adjustment — interest rate swap arrangement, net of tax	—	(993)	—	(1,986)

Comprehensive income	$14,074	$29,296	$10,779	$24,063

Yield adjustment represents straight line amortization of the remaining AOCI balance to the Company’s income statement.
10. Commitments and Contingencies
There are two radio station rating services available to the radio broadcast industry. Traditionally, the Company has utilized Arbitron as its primary source of ratings information for its radio markets, and previously had a five-year agreement with Arbitron under which it received programming rating materials in a majority of its markets. On November 7, 2008, the Company entered into an agreement with Nielsen pursuant to which Nielsen would rate certain of the Company’s radio markets as the coverage expires for such markets under the Arbitron agreement. Nielsen began efforts to roll out its rating service for 50 of the Company’s radio markets in January 2009. The Company forfeited its obligation under the agreement with Arbitron at December 31, 2008, and Arbitron was paid in accordance with the agreement through the balance of the agreement.
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
In August 2005, the Company was subpoenaed by the Office of the Attorney General of the State of New York, as were other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation.
In May 2007, the Company received a request for information and documents from the FCC related to the Company’s sponsorship of identification policies and sponsorship identification practices at certain of its radio stations as requested by the FCC. The Company is cooperating with the FCC in this investigation. The Company has not yet determined what effect the inquiry will have, if any, on its financial position, results of operations or cash flows.

The Company is aware of two active purported class action lawsuits related to the proposed acquisition of the Company that was announced in July 2007 but terminated in May 2008: Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey and the sponsor; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007, which was filed in the Superior Court of Fulton County, Georgia against the Company, Lew Dickey, the other directors and the sponsor.
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
On April 15, 2009, the Superior Court consolidated the two lawsuits into a single action styled, In re Cumulus Media Inc. Shareholder and Derivative Litigation, Civil Action No., 2007-CV 137612. On May 13, 2009, the Superior Court issued an Order granting with prejudice defendants’ motion to dismiss plaintiffs’ derivative claims. See Note 13 for information on developments regarding these two cases occurring after June 30, 2009.
In April, the Company was named in a patent infringement suit bought against the Company as well as twelve other radio companies, including Clear Channel Communications, Citadel Broadcasting, CBS Radio, Entercom Communications, Saga Communications, Cox Radio, Univision Communications, Regent Communications, Gap Broadcasting, and Radio One. The case, captioned Aldav, LLC v. Clear Channel Communications, Inc., et al, Civil Action No. 6:09-cv-170, U.S. District Court for the Eastern District of Texas, Tyler Division (filed April 16, 2009), alleges that the defendants have infringed and continue to infringe plaintiff’s patented content replacement technology in the in the context of radio station steaming over the Internet, and seeks a permanent injunction and unspecified damages. The Company believes the claims are without merit and is vigorously defending this lawsuit.
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

11. Restricted Cash
As of January 1, 2009, the Company changed its health insurance coverage to a self insured policy requiring the Company to deposit funds with its third party administrator (“TPA”) to fund the cost associated with current claims. Disbursements for the incurred and approved claims are paid out of the restricted cash account administered by the Company’s TPA. As of June 30, 2009, the Company’s balance sheet included approximately $0.8 million in restricted cash.
12. Investment in affiliate
The Company’s investment in Cumulus Media Partners, LLC (“CMP”) is accounted for under the equity method. For the three and six months ended June 30, 2009 and 2008, the Company recorded approximately $0.0 million, $0.0 million and $1.7 million and $1.4 million as equity losses in affiliate, respectively. For each of the three month periods ended June 30, 2009 and 2008, the affiliate generated revenues of $46.6 and $58.9 million, operating expense of $26.6 and $35.3 million and income of approximately $8.1 million and $6.6 million, respectively. For each of the six month periods ended June 30, 2009 and 2008, the affiliate generated revenues of $82.4 and $105.8 million, operating expense of $49.4 and $63.5 million and income of approximately $58.5 million and $5.6 million, respectively. As of June 30, 2009, the Company’s share of CMP’s accumulated deficit exceeded its investment in CMP.
Concurrent with the consummation of the acquisition of CMP, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and six months ended June 30, 2009 and 2008, the Company recorded as net revenues approximately $1.0 million and $2.0 million, respectively, in management fees from CMP.
Two indirect subsidiaries of CMP, CMP Susquehanna Radio Holdings Corp. (“Radio Holdings”) and CMP Susquehanna Corporation (“CMPSC”), commenced an exchange offer (the “2009 Exchange Offer”) on March 9, 2009, pursuant to which they offered to exchange all of CMPSC’s 9 7/8% senior subordinated notes due 2014 (the “Existing Notes”) (1) for up to $15 million aggregate principal amount of Variable Rate Senior Subordinated Secured Second Lien Notes due 2014 of CMPSC (the “New Notes”), (2) up to $35 million in shares of Series A preferred stock of Radio Holdings (the “New Preferred Stock”), and (3) warrants exercisable for shares of Radio Holdings’ common stock representing, in the aggregate, up to 40% of the outstanding common stock on a fully diluted basis (the “New Warrants”). On March 26, 2009, Radio Holdings and CMPSC completed the exchange of $175,464,000 aggregate principal amount of Existing Notes, which represented 93.5% of the total principal amount outstanding prior to the commencement of the 2009 Exchange Offer, for $14,031,000 aggregate principal amount of New Notes, 3,273,633 shares of New Preferred Stock and New Warrants exercisable for 3,740,893 shares of Radio Holdings’ common stock. Although neither the Company nor its equity partners’ equity stakes in CMP were directly affected by the exchange, each of their pro rata claim to CMP’s assets (on a consolidated basis) as an equity holder has been diluted as a result of the exchange.

13. Intangible Assets and Goodwill
The following tables present the changes in goodwill and intangible assets for the six months ended June 30, 2009 (dollars in thousands).
Intangible Assets:

	Indefinite Lived	Definite Lived	Total
Balance as of December 31, 2008	$325,132	$2	$325,134
Acquisition — Cincinnati Stations	15,353	225	15,578
Disposition — Green Bay Stations	(6,272)		(6,272)
Amortization	—	(108)	(108)

Balance as of June, 30, 2009	$334,213	$119	$334,332

Amount
Goodwill:
Balance as of December 31, 2008	$58,891
Acquisition — Cincinnati Stations	1,600
Disposition — Green Bay Stations	(907)

Balance as of June 30, 2009	$59,584

The Company has significant intangible assets recorded and these intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, Goodwill and other Intangible Assets, requires that the carrying value of the Company’s goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value.
Goodwill
The Company performs its annual impairment testing of goodwill during the fourth quarter. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. As part of its overall planning associated with the testing of goodwill, the Company determined that its markets are the appropriate unit of accounting.
During the second quarter of 2009 the Company reviewed the events or circumstances detailed in paragraph 28 of FASB No. 142 to determine if an interim test of impairment of goodwill might be necessary. In conjunction with that review the Company determined there were no indicators of impairment present as of June 30, 2009 as such no impairment charge was taken during the quarter.
Indefinite Lived Intangibles (FCC Licenses)
Consistent with EITF 02-07, the Company has combined all of its broadcast licenses within a single market cluster into a single unit of accounting for impairment testing purposes. As part of our overall planning associated with the indefinite lived intangibles test, we determined that our markets are the appropriate unit of accounting for our broadcast license impairment testing.
During the second quarter of 2009 the Company reviewed the impairment indicators detailed in paragraph 8 of FASB No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets for potential issues or circumstances which might require the Company to test its indefinite lived intangible assets for impairment on an interim basis. In conjunction with that review the Company determined there were no indicators of impairment present as of June 30, 2009 and as such no impairment charge was taken during the quarter.
14. Subsequent Events
The Company evaluated subsequent events through August 5, 2009, the date on which the Form 10-Q that includes these unaudited interim financial statements was filed with the Securities and Exchange Commission.
With regard to the two purported class action lawsuits related to the proposed acquisition of the Company terminated in May 2008 (see Note 9), on July 1, 2009, defendants filed a motion for judgment on the pleadings, seeking dismissal and judgment as to the remainder of plaintiffs’ complaint, arguing that plaintiffs’ class claims, while framed as direct claims brought on behalf of a putative class of the Company’s stockholders, were in fact derivative in nature, and should therefore be dismissed for failure to make pre-suit demand or to otherwise demonstrate demand futility, consistent with the Superior Court’s May 13, 2009 order. On July 23, 2009, in lieu of filing a response to defendants’ motion for judgment on the pleadings, plaintiffs filed, with defendants’ consent, a motion seeking to voluntarily dismiss without prejudice the remainder of their complaint, namely the purported direct claims asserted on behalf of a putative class of the Company’s stockholders. On July 28, 2009, the Court granted plaintiffs’ motion, thereby dismissing without prejudice all remaining claims in plaintiffs’ complaint. The Court also deemed the May 13, 2009 Order to be a final order under O.C.G.A. Sec. 9-11-54(a), thereby terminating the litigation. No payments or other compensation was made to plaintiffs or their counsel in exchange for their agreement to discontinue without prejudice the remaining claims against defendants.
On August 3 2009, the U.S. District Bankruptcy Court for the Eastern District of Virginia issued an Order and Memorandum Opinion in the case In re: Barry D. Wood v. Cumulus Broadcasting, LLC, Case No. 00-14460-RGM (Chapter 11), Adv. Proc. 06-1085, dismissing with prejudice the complaint and all claims brought by the plaintiff against Cumulus Broadcasting, LLC, a wholly owned subsidiary of the Company. In light of the Bankruptcy court’s order, the Company reversed an accrual of approximately $0.8 million during the second quarter of 2009 that had previously been established.

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
Overview
The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of June 30, 2009, we owned and operated 314 stations in 59 U.S. markets, provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 12 stations in 4 U.S. markets and, as a result of our investment in CMP, managed an additional 33 stations in 9 markets, making us the second largest radio broadcasting company in the United States based on number of stations. We believe that, including the stations we manage through CMP, we are the fourth largest radio broadcasting company based on net revenues. Our historical focus has been on mid-sized markets throughout the United States. Among the reasons we have historically focused on such markets is our belief that these markets are characterized by a lower susceptibility to economic downturns. Our belief stems from historical experience that indicates that during recessionary times these markets have tended to be more resilient to economic declines. In addition, these markets, as compared to large markets, are characterized by a higher ratio of local advertisers to national advertisers and a larger number of smaller-dollar customers, both of which lead to lower volatility in the face of changing macroeconomic conditions.
Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate incremental value to our existing portfolio of radio stations, and as such, our management is committed to completing only those acquisitions that they believe will increase our Station Operating Income. The compression of publicly traded radio broadcast company multiples since 2005, which has been exacerbated by the current economic crisis, combined with a market for privately held radio stations that did not see corresponding multiples compression, translated to minimal acquisition activity for us in 2008 and through the first six months of 2009. In addition, the capital markets crisis has led to a general decline in funds available for acquisitions. As a result, we have been consummating more swap transactions, whereby one station or a group of stations in our portfolio is exchanged for another equally valued station or group of stations with another company, due to the fact funding is not required to complete such transactions.
Liquidity Considerations
Given the current capital and credit market crisis, and in conjunction with the development of our 2009 business plan, we continue to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we refined our 2009 business plan to incorporate a further reduction in our forecasted 2009 revenues and additional cost reductions to mitigate the impact of our anticipated decline in 2009 revenues. Based upon actions we have already taken, described under “—Liquidity and Capital Resources — Sources of Liquidity” and Note 1 to our consolidated financial statements, management believes we will continue to be in compliance with all of our applicable debt covenants through June 30, 2010.
As of June 30, 2009, the effective interest rate on the borrowings pursuant to our credit facilities was approximately 2.221%. As of June 30, 2009, our average cost of debt, including the effects of our derivative position, was 4.326%.
Advertising Revenue and Station Operating Income
Our primary source of revenue is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron and Nielsen on a periodic basis, generally two to four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. In addition, the recent capital and credit market crisis is adversely affecting the U.S. and global economies. This has and could continue to have adverse effects on the markets in which we operate. Continued slow economic growth could lead to increasingly lower demand for advertising. The recent economic downturn and resulting decline in the demand for advertising could continue to have future adverse effects on our ability to grow revenues. Furthermore, considering the impact of the current economic crisis on the capital markets as well as the global economy and the resulting negative effects it has had on our operations, our historical results cannot be relied upon to be indicative of future performance.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the six months ended June 30, 2009 and 2008, approximately 88.7% and 88.1% of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We engaged Katz Media Group, Inc. (“Katz”) to represent us as our national advertising sales agent.
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
Results of Operations
Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from our condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months
	Ended June 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

STATEMENT OF OPERATIONS DATA:
Net revenues	$65,962	$83,628	$(17,666)	-21.1%
Station operating expenses (excluding depreciation, amortization and LMA fees)	39,232	52,975	(13,743)	-25.9%
Depreciation and amortization	2,817	3,311	(494)	-14.9%
LMA fees	728	320	408	127.5%
Corporate general and administrative (including non-cash stock compensation expense)	3,958	4,094	(136)	-3.3%
(Gain) on exchange of assets or stations	(7,204)	—	(7,204)	-100.0%
Costs associated with terminated transaction	—	1,753	(1,753)	-100.0%

Operating income	26,431	21,175	5,256	24.8%
Interest (expense) income, net	(6,204)	581	(6,785)	-1167.8%
Terminated transaction fee	—	15,000	(15,000)	-100.0%
Other income (expense), net	(38)	(25)	(13)	52.0%
Income tax (expense)	(6,115)	(8,094)	1,979	-24.5%
Equity in net income of affiliate	—	1,652	(1,652)	-100.0%

Net income	$14,074	$30,289	$(16,215)	-53.5%

OTHER DATA:
Station Operating Income (1)	$26,730	$30,653	$(3,923)	-12.8%
Station Operating Income Margin (2)	40.5%	36.7%	* *	* *

	For the Six Months
	Ended June 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

STATEMENT OF OPERATIONS DATA:
Net revenues	$121,316	$156,527	$(35,211)	-22.5%
Station operating expenses (excluding depreciation, amortization and LMA fees)	81,530	104,124	(22,594)	-21.7%
Depreciation and amortization	5,715	6,421	(706)	-11.0%
LMA fees	1,196	500	696	139.2%
Corporate general and administrative (including non-cash stock compensation expense)	10,067	9,555	512	5.4%
(Gain) on exchange of assets or stations	(7,204)	—	(7,204)	-100.0%
Costs associated with terminated transaction	—	1,893	(1,893)	-100.0%

Operating income	30,012	34,034	(4,022)	-11.8%
Interest expense, net	(13,941)	(19,951)	6,010	-30.1%
Terminated transaction fee	—	15,000	(15,000)	-100.0%
Other income (expense), net	(35)	(7)	(28)	400.0%
Income tax expense	(5,257)	(4,431)	(826)	18.6%
Equity in net income of affiliate	—	1,404	(1,404)	-100.0%

Net income	$10,779	$26,049	$(15,270)	-58.6%

OTHER DATA:
Station operating income (1)	$39,786	$52,403	$(12,617)	-24.1%
Station operating income margin (2)	32.8%	33.5%	* *	* *
Cash flows related to:
Operating activities	11,960	36,191	(24,231)	-67.0%
Investing activities	(1,192)	(4,934)	3,742	-75.8%
Financing activities	(51,389)	(11,348)	(40,041)	352.8%
Capital expenditures	(1,206)	(3,971)	2,765	-69.6%

**	Not a meaningful calculation to present.

(1)	Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, impairment of goodwill and intangible assets, gain on exchange of assets or stations sold and costs associated with the terminated transaction. Station Operating Income is not a measure of performance calculated in accordance with GAAP. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below under “— Station Operating Income.”

(2)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.
Three Months Ended June 30, 2009 versus the Three Months Ended June 30, 2008.
Net Revenues. Net revenues decreased $17.6 million or 21.1% to $66.0 million for the three months ended June 30, 2009 compared to $83.6 million for the three months ended June 30, 2008, primarily due to the impact the current economic recession has had across our entire station platform. We believe that while this negative trend will continue through the fourth quarter of 2009, the rate of decline should begin to become less severe sometime during the fourth quarter. However, a more specific projection is extremely difficult at this time as one of the new trends we have noticed is a significant decrease in the lead time with respect to writing sales orders for the sale of advertising time. Prior to the current economic crisis, the majority of radio station adverting inventory was being sold three to six months prior to being run on the air. Recently, we have noted that a much larger portion of our inventory is being sold in the quarter it is being aired. At this time it is unknown if this trend will be permanent or represent a short term change. We believe this new trend represents, for some of our clients, their increased scrutiny over their advertising budgets and cash management in response to the current economic crisis.

Station Operating Expenses Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $13.8 million, or 25.9%, to $39.2 million for the three months ended June 30, 2009 from $53.0 million for the three months ended June 30, 2008, primarily due to our continued efforts to contain operating costs, such as employee reductions, a mandatory one-week furlough, and continued scrutiny of all operating expenses. We will continue to monitor all our operating costs as well as implement additional cost saving measures as necessary in an attempt to remain in compliance with current and future debt covenant requirements.
Depreciation and Amortization. Depreciation and amortization decreased $0.5 million, or 14.9%, to $2.8 million for the three months ended June 30, 2009, compared to $3.3 million for the three months ended June 30, 2008 resulting in a decrease in our asset base due to assets becoming fully depreciated.
LMA Fees. LMA fees totaled $0.7 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, WI, and Battle Creek, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses decreased $0.1 million, or 3.3%, to $4.0 million for the three months ended June 30, 2009, compared to $4.1 million for the three months ended June 30, 2008, primarily due to an increase in professional fees associated with our defense of certain lawsuits plus timing differences associated with the payment of various corporate expenses, offset by a $0.6 million decrease in non cash stock compensation, due to the absence of amortization expense associated with certain option awards becoming fully amortized in 2008.
Gain on Stations Swap. During the second quarter of 2009 we completed a swap transaction with Clear Channel Communications, Inc (“Clear Channel”) to exchange five of our radio stations in Green Bay, Wisconsin for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with the exchange, the Company recorded a gain of approximately $7.2 million during the second quarter. We did not complete any similar transactions during the second quarter in the prior year.
Costs Associated With Terminated Transaction. We did not incur any costs associated with a terminated transaction for the three months ended June 30, 2009 as compared to $1.8 million in 2008. These costs were attributable to a going-private transaction that was terminated in May 2008.
Non-operating (Income) Expense. Interest expense, net of interest income increased by $6.8 million to $6.2 million expense for the three months ended June 30, 2009 as compared with $0.6 million income in the three months ended June 30, 2008. Interest expense associated with outstanding debt, decreased by $4.3 million to $3.8 million as compared to $8.1 million in the three months ended June 30, 2008. This decrease is primarily due to lower average levels of bank debt, as well as, a decrease in the interest rates associated with our debt. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended June 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Bank Borrowings — term loan and revolving credit facilities	$3,805	$8,069	$(4,264)	-52.8%
Bank Borrowings yield adjustment — interest rate swap arrangement	3,629	326	3,303	1013.2%
Change in fair value of interest rate swap agreement	—	(3,308)	3,308	-100.0%
Change in fair value of interest rate option agreement	(1,837)	(5,589)	3,752	-67.1%
Other interest expense	616	204	412	202.0%
Interest income	(9)	(283)	274	-96.8%

Interest income (expense), net	$6,204	$(581)	$6,785	-1167.8%

Income Taxes. We recorded income tax expense of $6.1 million for the three months ended June 30, 2009, compared to an income tax expense of $8.1 million for the three months ended June 30, 2008. The change in the effective tax rate during 2009 as compared to 2008 is primarily due to the impact of the deferred taxes recorded in conjunction with the gain on the asset exchange completed during the second quarter.
Station Operating Income. As a result of the factors described above, Station Operating Income decreased $3.9 million, or 12.8%, to $26.7 million for the three months ended June 30, 2009, compared to $30.6 million for the three months ended June 30, 2008.
Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, including non-cash stock compensation, impairment of goodwill and intangible assets, gain on exchange of assets or stations, and cost associated with the terminated transaction. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude gain on assets or stations and terminated transaction costs due to the temporary nature of such gains. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation and impairment of goodwill and intangible assets from the measure as they do not represent cash payments for activities related to the operation of the stations.
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
Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months
	Ended June 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Operating income	$26,431	$21,175	$5,256	24.8%
Depreciation and amortization	2,817	3,311	(494)	-14.9%
LMA fees	728	320	408	127.5%
Corporate general and administrative (including non-cash stock compensation)	3,958	4,094	(136)	-3.3%
(Gain) on exchange of assets or stations	(7,204)	—	(7,204)	-100.0%
Cost associated with terminated transaction	—	1,753	(1,753)	-100.0%

Station operating income	$26,730	$30,653	$(3,923)	-12.8%

Six Months Ended June 30, 2009 Versus the Six Months Ended June 30, 2008
Net Revenues. Net revenues decreased $35.2 million or 22.5% to $121.3 million for the six months ended June 30, 2009 compared to $156.5 million for the six months ended June 30, 2008, primarily due to the impact the current economic recession has had across our entire station platform. We believe that while this negative trend will continue through the fourth quarter of 2009, the rate of decline should begin to become less severe sometime during the fourth quarter. However, a more specific projection is extremely difficult at this time as one of the new trends we have noticed is a significant decrease in the lead time with respect to writing sales orders. Prior to the current economic crisis, the majority of radio station adverting inventory was being sold three to six months prior to being run on the air. Recently, we have noted that a much larger portion of our inventory is being sold in the quarter it is being aired. At this time it is unknown if this trend will be permanent or represent a short term change. We believe this new trend represents, for some of our clients, their increased scrutiny over their advertising budgets and cash management in response to the current economic crisis.
Station Operating Expenses Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $22.6 million, or 21.7%, to $81.5 million for the six months ended June 30, 2009 from $104.1 million for the six months ended June 30, 2008, primarily due to our continued efforts to contain operating costs such as employee reductions, a mandatory one week furlough, and continued scrutiny of all operating expenses. We will continue to monitor all our operating costs as well as implement additional cost saving measures as necessary, such as further employee reductions or furloughs, in an attempt to remain in compliance with current and future covenant requirements.
Depreciation and Amortization. Depreciation and amortization remained decreased $0.7 million, or 11.0%, to $5.7 million for the six months ended June 30, 2009, compared to $6.4 million for the six months ended June 30, 2008 resulting from a decrease in our asset base due to assets becoming fully depreciated.
LMA Fees. LMA fees totaled $1.2 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, WI, and Battle Creek, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses increased $0.5 million, or 5.4%, to $10.1 million for the six months ended June 30, 2009, compared to $9.6 million for the six months ended June 30, 2008, primarily due to an increase in professional fees associated with our defense of certain lawsuits plus timing differences associated with the payment of various corporate expenses, offset by a $2.0 million decrease in non cash stock compensation, due to the absence of amortization expense associated with certain option awards becoming fully amortized in 2008.
Gain on Stations Swap. During the second quarter of 2009 we completed a swap transaction with Clear Channel Communications to exchange five of our radio stations in Green Bay, Wisconsin for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with the exchange, the Company recorded a gain of approximately $7.2 million during the second quarter. We did not complete any similar transactions during the second quarter in the prior year.
Costs Associated With Terminated Transaction. We did not incur any costs associated with a terminated transaction for the six months ended June 30, 2009 as compared to $1.9 million in 2008. These costs were attributable to a going-private transaction that was terminated in May 2008.
Non-operating (Income) Expense. Interest expense, net of interest income decreased by $6.0 million, to $13.9 million expense for the six months ended June 30, 2009 as compared with $20.0 million expense for the six months ended June 30, 2008. Interest expense associated with outstanding debt, decreased by $10.4 million to $7.9 million as compared to $18.3 million in the prior year’s period, primarily due to lower average levels of bank debt, as well as, a decrease in the interest rates associated with our debt. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Six Months
	Ended June 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Bank Borrowings — term loan and revolving credit facilities	$7,920	$18,326	$(10,406)	-56.8%
Bank Borrowings yield adjustment — interest rate swap arrangement	5,992	(560)	6,552	-1170.0%
Change in fair value of interest rate swap agreement	(3,043)	3,081	(6,124)	-198.8%
Change in fair value of interest rate option agreement	2,208	(693)	2,901	-418.6%
Other interest expense	919	407	512	125.8%
Interest income	(55)	(610)	555	-91.0%

Interest expense, net	$13,941	$19,951	$(6,010)	-30.1%

Income Taxes. We recorded income tax expense of $5.3 million for the six months ended June 30, 2009, compared to an income tax expense of $4.4 million for the six months ended June 30, 2008. The change in the effective tax rate during 2009 as compared to 2008 is primarily due to the impact of the deferred taxes recorded in conjunction with the gain on the asset exchange completed during the second quarter.

Station Operating Income. As a result of the factors described above, Station Operating Income decreased $12.6 million, or 24.1%, to $39.8 million for the six months ended June 30, 2009, compared to $52.4 million for the six months ended June 30, 2008.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Six Months
	Ended June 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Operating income	$30,012	$34,034	$(4,022)	-11.8%
Depreciation and amortization	5,715	6,421	(706)	-11.0%
LMA fees	1,196	500	696	139.2%
Corporate general and administrative (including non-cash stock compensation)	10,067	9,555	512	5.4%
(Gain) on exchange of assets or stations	(7,204)	—	(7,204)	-100.0%
Cost associated with terminated transaction	—	1,893	(1,893)	-100.0%

Station operating income	$39,786	$52,403	$(12,617)	-24.1%

Liquidity and Capital Resources
Historically, our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A Common Stock, and interest and debt service payments. In the short term, we expect that our principal future need for funds will include the funding of station operating expenses, corporate general and administrative expenses and interest and debt service payments. In addition, in the long term, we expect that our funding needs will include future acquisitions and capital expenditures associated with maintaining our station and corporate operations and implementing HD Radio TM technology.
Our principal sources of funds for these requirements have been cash flow from operating activities and borrowings under our credit facilities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancing our credit approval process. As discussed further below, borrowings under our senior secured credit facilities are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. In addition, pursuant to the June 2009 amendment to the Credit Agreement, we are required to repay 100% Excess Cash Flow (as defined in the Credit Agreement) on a quarterly basis beginning September 30, 2009 through December 31, 2010, while maintaining a minimum balance of $7.5 million of cash on hand. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of June 30, 2009, that cash on hand and cash expected to be generated from operating activities and, if necessary, financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations through June 30, 2010. However, given the uncertainty of the markets’ cash flows and the impact of the current recession on guarantors, there can be no assurance that cash generated from operations will be sufficient, or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.
For the six months ended June 30, 2009, net cash provided by operating activities decreased $24.2 million to $12.0 million from net cash provided by operating activities of $36.2 million for the six months ended June 30, 2008. The decrease was primarily attributable to a $16.2 million decrease in income from operations, a $15.0 million terminated transaction fee received in 2008, with the remaining change primarily attributable to the timing of certain payments.
For the six months ended June 30, 2009, net cash used in investing activities decreased $3.7 million to $1.2 million from net cash used in investing activities of $4.9 million for the six months ended June 30, 2008. The decrease is primarily due to a $2.8 million decrease in capital expenditures and a $1.0 million decrease in the purchase of intangible assets.
For the six months ended June 30, 2009, net cash used in financing activities increased $40.1 million to $51.4 million compared to net cash used in financing activities of $11.3 million during the six months ended June 30, 2008. The increase is primarily due to repayments of borrowings outstanding under our credit facilities and bank amendment fees paid in conjunction with the bank amendment finalized late in the quarter.
Consideration of Recent Economic Developments
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. In November 2008, Moody’s credit rating agency downgraded our debt rating from B2 to Caa. In consideration of current and projected market conditions, overall advertising is expected to continue to decline. Therefore, in conjunction with the development of the 2009 business plan, management continues to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, management refined the 2009 business plan to incorporate a reduction in forecasted 2009 revenues and cost reductions implemented in the fourth quarter 2008 and during the first six months of 2009 to mitigate the impact of our anticipated decline in 2009 revenue.
Management believes that we will continue to be in compliance with all of our applicable debt covenants through June, 30, 2010, based upon actions we have already taken, which include: (i) the June 29, 2009 amendment to our Credit Agreement, the purpose of which was to provide certain covenant relief through 2010 (see “—Senior Secured Credit Facilities”), (ii) employee reductions coupled with a mandatory one-week furlough during the second quarter of 2009, (iii) a new sales initiative implemented during the first quarter of 2009, the goal of which is to increase advertising revenues by re-engineering our sales techniques through enhanced training of our sales force, and (iv) continued scrutiny of all operating expenses. While several of these actions have immediate, measurable impacts on our financial condition, others, like the sales initiative, are newly implemented, so we cannot determine at this time if their impact will effectively reverse or mitigate the revenue decline. However, we will continue to monitor our revenues and cost structure closely and if revenues decline greater than the forecasted decline from 2008 or if we exceed planned spending, we may take further actions as needed in order to maintain compliance with our debt covenants under the Credit Agreement. These actions may include the implementation of additional operational synergies, renegotiation of major vendor contracts, deferral of capital expenditures, and sale of non-strategic assets.
Senior Secured Credit Facilities
On June 29, 2009, we entered into an amendment to the Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders party thereto.
As amended, the Credit Agreement maintains the pre-existing term loan facility of $750 million, which has an outstanding balance of approximately $647.9 million, and reduces the pre-existing revolving credit facility from $100 million to $20 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.
Our obligations under the Credit Agreement are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by our subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect subsidiaries, including Broadcast Software International, Inc., which was formerly an excluded subsidiary. Our obligations under the Credit Agreement continue to be guaranteed by all of our subsidiaries.
The Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The term loan facility will mature on June 11, 2014. The revolving credit facility will mature on June 7, 2012.
Borrowings under the term loan facility and revolving credit facility will bear interest, at our option, at a rate equal to LIBOR plus 4.00% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 3.00%. Once we reduce the term loan facility by $25 million through mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, borrowings will bear interest, at the our option, at a rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once we reduce the term loan facility by $50 million through mandatory prepayments of Excess Cash Flow, as described below, borrowings will bear interest, at our option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
In connection with the closing of the Credit Agreement, we made a voluntary prepayment in the amount of $32.5 million. We also will be required to make quarterly mandatory prepayments of 100% of Excess Cash Flow beginning with the fiscal quarter ending September 30, 2009 and continuing through December 31, 2010, before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on our leverage, beginning in 2011. Certain other mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended;

•	during the Covenant Suspension Period, we must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60 million for fiscal quarters ended June 30, 2009 through March 31, 2010, increasing incrementally to $66 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	We are restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	We may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments, during the Covenant Suspension Period. (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	We must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.
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
As discussed above, our covenants for period ended June 30, 2009 are as follows:
•	a minimum trailing twelve month consolidated EBITDA

•	a $7.5 million minimum cash on hand and;

•	a limit on annual capital expenditures
The trailing twelve month consolidated EBITDA and cash on hand at June 30, 2009 were $78.4 million and $12.4 million, respectively.
Management believes the Company will continue to be in compliance with all of its debt covenants through at least June 30, 2010 based upon actions taken as discussed in “—Consideration of Recent Economic Developments.” Although we were able to obtain the amendment to Credit Agreement that provided relief with regard to certain restrictive covenants, including the fixed charge coverage ratio and total leverage ratio, there can be no assurance that we will be able to obtain an additional waiver or amendment to, or refinancing of, the Credit Agreement should additional waivers, amendments or refinancings become necessary to remain in compliance with our covenants in the future. In the event we do not maintain compliance with the applicable covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions. Failure to comply with the financial covenants or other terms of the Credit Agreement and failure to negotiate relief from the our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.
If we were unable to repay our debt when due, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Credit Agreement. If the lenders accelerate the maturity of outstanding debt, we may be forced to liquidate certain assets to repay all or part of such debt, and we cannot be assured that sufficient assets will remain after we have paid all of our debt. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
At June 30, 2009, our market capitalization had decreased approximately 19% as compared to our market capitalization at December 31, 2008, to approximately 76% below our implied equity.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the allowance based on historical write-off experience and trends. We review our allowance for doubtful accounts monthly. All past due balances are reviewed for collectability, particularly those over 120 days. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Although our management believes that the allowance for doubtful accounts is our best estimate of the amount of probable credit losses, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. SFAS No. 142, Goodwill and other Intangible Assets, requires that the carrying value of our goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value. For the six months ended June 30, 2009 and 2008, we recorded impairment charges of $0.0 million, respectively, and for the year ended December 31, 2008, we recorded impairment charges of approximately $498.9 million, in each case in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of June 30, 2009, we had $393.5 million in intangible assets and goodwill, which represented approximately 78% of our total assets.
Generally, we perform our annual impairment tests for goodwill and indefinite-lived intangibles under SFAS No. 142 as of December 31. The annual impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and may be required to record material impairment charges prior to the fourth quarter of 2009. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations.
     Goodwill
In performing our annual impairment testing of goodwill, we first calculate the fair value of each reporting unit using an income approach and discounted cash flow methodology. As part of our overall planning associated with the testing of goodwill, we determined that our markets are the appropriate unit of accounting for our broadcast license impairment testing. We then perform the “Step 1” test as dictated by FAS 142 and compare the fair value of each market to its book net assets as of December 31, 2008. For markets where a Step 1 indicator of impairment exists, we then performed the “Step 2” test in order to determine if goodwill is impaired on any of our markets.
Consistent with prior years, we employ a ten-year discounted cash-flow methodology to arrive at the fair value for each of our markets. In calculating the fair value, we first derive the “stand alone” projected ten-year cash flows for each market. This process starts with the projected cash flows of each of our markets. These cash flows are then discounted or adjusted to account for expenses or investments that are not accumulated in each market’s results.
We then determined that, based on our Step 1 goodwill test, the fair value of 5 of our 17 markets containing goodwill balances, exceeded their “adjusted net assets” value. Accordingly, as no impairment indicator existed and as the implied fair value of goodwill did not appear to exceed its carrying value in these markets, we determined that goodwill was appropriately stated, as of December 31, 2008.
However, in 12 markets, our Step 1 comparison of the fair value of the market to its “adjusted net assets” value yielded an excess of carrying amount to fair value and, thus, an indication of impairment. For purposes of this Step 1 analysis, we also included markets that were we perceived as being on the “bubble.” These markets had an excess fair value ranging from $129,000 to $1.8 million. We noted that due to the subjectivities and sensitivities inherent in the calculations and subsequent analysis that these markets should be subjected to Step 2 impairment testing in order to measure the potential impairment loss.
In accordance with FAS 142, for any market where an impairment indicator existed as a result of conducting the Step 1 test, we performed the Step 2 test to measure the amount, if any, of impairment loss related to goodwill.
As required by the Step 2 test, we prepared an allocation of the fair value of the market as if the market was acquired in a business combination. The presumed “purchase price” utilized in the calculation is the fair value of the market determined in the Step 1 test. The results of our Step 2 test and the calculated impairment charge follows (dollars in thousands):

	Reporting Unit	Implied Goodwill	12-31-08 Goodwill
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 7	$7,189	$3,827	$4,303	$476
Market 8	11,293	3,726	5,295	1,569
Market 17	5,640	3,447	2,450	—
Market 18	3,050	1,672	2,080	408
Market 26	5,425	2,860	2,068	—
Market 35	10,912	1,150	1,715	565
Market 36	8,309	712	5,907	5,195
Market 37	21,277	11,742	11,512	—
Market 48	12,699	1,478	8,099	6,621
Market 51	12,508	4,284	5,255	971
Market 52	21,176	—	21,437	21,437
Market 55	11,066	—	2,168	2,168

				$39,410
The following table provides a breakdown of our goodwill balances as of December 31, 2008, by market:

Market ID	Goodwill Balance

Market 7	$3,827
Market 8	3,726
Market 17	2,450
Market 18	1,672
Market 26	2,068
Market 35	1,150
Market 36	712
Market 37	11,512
Market 48	1,478
Market 51	4,284
Market 52	—
Market 55	—
Market 11	13,847
Market 27	1,929
Market 30	5,684
Market 56	2,586
Market 57	1,966

$58,891
To validate our conclusions and determine the reasonableness of our impairment charge related to goodwill, we performed the following:
•	conducted an overall reasonableness check of our fair value calculations by comparing the aggregate, calculated fair value of our markets to our market capitalization as of December 31, 2008;

•	prepared a market fair value calculation using a multiple of Adjusted EBITDA as a comparative data point to validate the fair values calculated using our discounted cash-flow approach;

•	reviewed the historical operating performance of each market with impairment;

•	reviewed the facts surrounding our acquisition of the impaired market, including original, implied acquisition Station Operating Income multiple; and

•	performed a sensitivity analysis on the overall fair value and impairment evaluation.
The discount rate we employed in our market fair value calculation was 13.0%. We believe that the 13.0% is accurate for goodwill purposes due to the resulting 6.8 times exit multiple ( i.e. equivalent to the terminal value).
Post 2009, we project revenue growth to be 2.6% and fixed operating expense to increase 1.5% with variable expense increasing 2.6% (in line with the revenue increase). These variables result in Station Operating Income increasing by approximately 40 basis points each year. Based on current market and economic conditions and our historical knowledge of the markets, we are comfortable with the ten year forecast of Station Operating Income by market.
We derived projected expense growth based primarily on our historical experience and expected future revenue growth. We projected growth for each market’s fixed expense base at approximately 1.5% annually. We calculated variable selling expenses based on revenues and at a rate consistent with current experience for each market, which resulted in an approximate growth rate projection of 2.6% through 2018.
For purposes of our fair value model, we have uniformly applied one discount rate to all markets.
As compared with the market capitalization value of $594.3 million as of December 31, 2008, the aggregate fair value of all markets of $598.4 million was approximately $4.0 million, or 0.69%, higher than as calculated.
Key data points included in the market capitalization calculation were as follows:
•	Shares outstanding as of 12/31: 41.4 million;

•	Average closing price of our Class A Common Stock over 32 days: $2.00 per share; and

•	Debt discounted by 26% (gross $696.0 million, net $515.0 million).
Based on these calculations, we have concluded that the markets are receiving a slight control premium over the calculated enterprise value.
Utilizing the above analysis and data points, we have concluded the fair values of our markets, as calculated, are appropriate and reasonable.
     Changes to the Assumptions and Methodologies
We have also discounted projected cash flows for each market for a projected working capital adjustment. This adjustment was based on actual 2008 working capital requirements and allocated to each market based on percentage of revenue. Thus, as revenue decreased, working capital requirements decreased and as revenue increased, working capital requirements increased.
As previously noted, the basis used for markets did not change and there were no other changes to methodologies in the current year other than the one described above.
     Impact of Current Economic Environment on the Analysis
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. As such, revenue projections for the industry were down, which impacted our calculation by virtue of reducing our future cash flows, resulting in a proportionate reduction in our discounted cash-flow valuation. Likewise, the combination of a decline in current revenues and future projected revenues coupled with frozen capital market’s have contributed significantly to a decline in deals to acquire or sell companies within the industry, the result of which has been a compression in the multiples on the radio station transactions that have been completed in the past year. In the aggregate, these recent economic developments have resulted in significant downward pressures on valuations across the radio industry as a whole. Therefore, since we are a company that has experienced significant synthetic growth at historically greater multiples than those currently utilized in our valuation model, we are experiencing relatively large write-downs associated with our impairment calculation.
     FCC Licenses
Consistent with EITF 02-07, we have combined all of the broadcast licenses within a single market cluster into a single unit of accounting for impairment testing purposes. As part of our overall planning associated with the indefinite lived intangibles test, we determined that our markets are the appropriate unit of accounting for our broadcast license impairment testing. We note that the following considerations, as cited by the EITF task force, continue to apply to our FCC licenses:
•	in each market, the broadcast licenses were purchased to be used as one combined asset;

•	the combined group of licenses in a market represents the “highest and best use of the assets”; and

•	each market’s strategy provides evidence that the licenses are “complementary.”
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
The estimated fair values of the FCC licenses represent the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties ( i.e. other than in a forced or liquidation sale).
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
We performed one discounted cash flow analysis for each market. For each market valued we analyzed the competing stations, including revenue and listening shares for the past several years. In addition, for each market we analyzed the discounted cash flow valuations of our assets within the market. Finally, we prepared a detailed analysis of sales of comparable stations.
The first discounted cash flow analysis examined historical and projected gross radio revenues for each market.
In order to estimate what listening audience share and revenue share would be expected for each station by market, we analyzed the Arbitron audience estimates over the past two years to determine the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often we made adjustments to the listening share and revenue share based on our stations’ signal coverage of the market and the surrounding area’s population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity.
We also incorporated the following additional assumptions into the DCF valuation model:
•	the stations’ gross revenues through 2016;

•	the projected operating expenses and profits over the same period of time (we considered operating expenses, except for sales expenses, to be fixed, and assumed sales expenses to be a fixed percentage of revenues);

•	calculations of yearly net free cash flows to invested capital;

•	depreciation on start-up construction costs and capital expenditures (we calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air); and

•	amortization of the intangible asset—the FCC License (we calculated amortization on a straight line basis over 15 years).
In addition, we performed the following sensitivity analyses to determine the impact of a 1% change in certain variables contained within the impairment model:

Assumption Change	Result

1% decline in revenue	Approximately $99.0 M increase in license impairment
1% decline in SOI	Approximately $17.1 M increase in license impairment
1% increase in discount rate	Approximately $48.9 M increase in license impairment
The following sensitivity analysis highlights our markets that were not impaired at December 31, 2008 and applies a hypothetical 10%, 15%, or 20% decrease in the fair value of our broadcast licenses:

$ Change in Excess (Deficit) Based on % Decreases in Fair Value of Broadcast

December 31, 2008				Licenses
Market ID	Carrying Value	Market Value	Excess/(Deficit)	10%	15%	20%

Market 1	1,473,333	2,139,827	666,494	452,511	345,520	238,528
Market 3	1,810,969	2,532,261	721,292	468,066	341,453	214,839
Market 27	7,268,649	7,460,786	192,137	(553,942)	(926,981)	(1,300,020)
Market 33	5,578,997	6,705,218	1,126,221	455,699	120,438	(214,823)
Market 38	3,016,628	3,811,405	794,777	413,637	223,067	32,496
Market 44	3,343,140	5,117,679	1,774,539	1,262,771	1,006,887	751,003
Market 48	7,897,423	9,126,587	1,229,164	316,506	(139,824)	(596,153)
Market 55	21,953,907	35,872,186	13,918,279	10,331,060	8,537,451	6,743,842

Total Excess (Deficit) Impairment				13,146,308	9,508,010	5,869,713

After federal and state taxes are subtracted, net free cash flows were reduced for working capital. According to recent editions of Risk Management Association’s Annual Statement Studies , over the past five years, the typical radio station has an average ratio of sales to working capital of 7.56. In other words, approximately 13.2% of a typical radio station’s sales go to working capital. As a result, we have allowed for working capital in the amount of 13.2% of the station’s incremental net revenues for each year of the projection period. After subtracting federal and state taxes and accounting for the additions to working capital, we determined net free cash flows.
In connection with the elimination of amortization of broadcast licenses upon the adoption of SFAS No. 142, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have a valuation allowance of approximately $229.1 million as of June 30, 2009 based on our assessment of whether it is more likely than not these deferred tax assets will be realized. Should we determine that we would be able to realize all or part of our net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.
Stock-based Compensation
Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, for the three and six months ended June 30, 2009 and 2008, was $0.6 million, $0.9 million, $1.2 million and, $2.9 million, respectively, before income taxes. Upon adopting SFAS No. 123(R), for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For restricted stock awards with performance conditions, we have evaluated the probability of vesting of the awards at each reporting period and have adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2009 38.3% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of total borrowings and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.6 million and $3.2 million for the three and six months ended June 30, 2009. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $247.9 million from the effective interest rate schedule of borrowings outstanding at June 30, 2009 that are not subject to the interest rate swap, and assuming a one percentage point change in the average interest rate under the remaining borrowings, it is estimated that our interest expense and net income would have changed by $.6 million and $1.2 million for the three and six months ended June 30, 2009, respectively.
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
Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as a result of the previously disclosed material weakness in our internal control over financial reporting described in our annual report on Form 10-K for the year ended December 31, 2008 and further described below, our disclosure controls and procedures were not effective as of June 30, 2009. Because we believe that the maintenance of reliable financial reporting is a prerequisite to our ability to submit or file complete disclosures in our Exchange Act reports on a timely basis, our management determined that the material weakness caused our disclosure controls and procedures to not be effective.
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
Changes in Internal Control over Financial Reporting
We have begun efforts to remediate the material weakness described above. The remediation measures we have begun include the improvement of the design of certain internal controls related to the analysis and review of significant or non-routine transactions accounted for at the corporate level and the engagement of an outside expert to assist us with the accounting for complex or unusual corporate accounting transactions on an as needed basis. We have begun to implement all of these remedial measures with the objective of fully remediating the material weakness by December 31, 2009. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As previously reported, in our annual report on Form 10-K for the year ended December 31, 2008, we are aware of two active purported class action lawsuits related to the proposed acquisition of us that was announced in July 2007 but terminated in May 2008: Jeff Michelson, on behalf of himself and all others similarly situated v. Cumulus Media Inc., et al. (Case No. 2007CV137612, filed July 27, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, the other directors and the sponsor; and Paul Cowles v. Cumulus Media Inc., et al. (Case No. 2007-CV-139323, filed August 31, 2007) was filed in the Superior Court of Fulton County, Georgia against us, Lew Dickey, our directors and the sponsor.
The complaints in the two lawsuits made similar allegations initially, but on June 25, 2008 and July 11, 2008, respectively, plaintiffs in the Georgia lawsuits filed amended complaints, alleging, among other things, entirely new state law claims, including breach of fiduciary duty, aiding and abetting a breach of fiduciary duty, abuse of control, gross mismanagement, corporate waste, unjust enrichment, rescission and accounting. The amended complaints further allege, for the first time, misrepresentations or omissions in connection with our purchase or sale of securities. The amended complaints seek, among other relief, damages on behalf of the putative class.
We believe that we have committed no disclosure violations or any other breaches or violations whatsoever, including in connection with the terminated acquisition transaction. In addition, we have been advised that the other defendants named in the complaints similarly believe the allegations of wrongdoing in the complaints to be without merit, and deny any breach of duty to or other wrongdoing with respect to the purported plaintiff classes.
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
On April 15, 2009, the Superior Court consolidated the two lawsuits into a single action styled, In re Cumulus Media Inc. Shareholder and Derivative Litigation, Civil Action No.: 2007-CV-137612. On May 13, 2009, the Superior Court issued an Order granting with prejudice defendants’ motion to dismiss plaintiffs’ derivative claims.
On July 1, 2009, defendants filed a motion for judgment on the pleadings, seeking dismissal and judgment as to the remainder of plaintiffs’ complaint, arguing that plaintiffs’ class claims, while framed as direct claims brought on behalf of a putative class of our stockholders, were in fact derivative in nature, and should therefore be dismissed for failure to make pre-suit demand or to otherwise demonstrate demand futility, consistent with the Superior Court’s May 13, 2009 order. On July 23, 2009, in lieu of filing a response to defendants’ motion for judgment on the pleadings, plaintiffs filed, with defendants’ consent, a motion seeking to voluntarily dismiss without prejudice the remainder of their complaint, namely the purported direct claims asserted on behalf of a putative class of our stockholders. On July 28, 2009, the Court granted plaintiffs’ motion, thereby dismissing without prejudice all remaining claims in plaintiffs’ complaint. The Court also deemed the May 13, 2009 Order to be a final order under O.C.G.A. Sec. 9-11-54(a), thereby terminating the litigation. No payments or other compensation was made to plaintiffs or their counsel in exchange for their agreement to discontinue without prejudice the remaining claims against defendants.
In April, we were named in a patent infringement suit brought against us as well as twelve other radio companies, including Clear Channel Communications, Citadel Broadcasting, CBS Radio, Entercom Communications, Saga Communications, Cox Radio, Univision Communications, Regent Communications, Gap Broadcasting, and Radio One. The case, captioned Aldav, LLC v. Clear Channel Communications, Inc., et al, Civil Action No. 6:09-cv-170, U.S. District Court for the Eastern District of Texas, Tyler Division (filed April 16, 2009), alleges that the defendants have infringed and continue to infringe plaintiff’s patented content replacement technology in the context of radio station streaming over the Internet, and seeks a permanent injunction and unspecified damages. We believe the claims are without merit and are vigorously defending this lawsuit.
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
Item 1A. Risk Factors
In addition to the risk factors set forth below, please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A, “Risk Factors,” in our quarterly report on Form 10-Q for the period ended March 31, 2009, for information regarding factors that could affect our results of operations, financial condition and liquidity.
If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.
We have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. We may not be able to meet these restrictive financial covenants and may not be able to maintain compliance with certain financial covenants required to be complied with under our Credit Agreement. In that event, we would need to seek an amendment to, or a refinancing of, the senior secured credit facilities. There can be no assurance that we can obtain any amendment or waiver of, or refinance the senior secured credit facilities and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Credit Agreement. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and we cannot be assured that sufficient assets will remain after it has paid all of the borrowings under the senior secured credit facilities. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the three months ended June 30, 2009, we did not purchase any shares of our Class A Common Stock.

In connection with the amendment to the Credit Agreement, on June 29, 2009 the lenders consenting to the amendment (the “Consenting Lenders”) received warrants (the “Warrants”), exercisable within ten years, to acquire an aggregate of up to approximately 1.24 million shares of our Class A common stock. The Warrants were issued in a private transaction exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”), pursuant to Section 4(2) thereof, and have not been registered under the Securities Act or any state securities laws. Therefore, the Warrants (and the common stock underlying the Warrants) may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.
In connection with the issuance of the Warrants, on June 29, 2009, we entered into a Warrant Agreement, with Lewis W. Dickey, Jr., our Chairman, President and Chief Executive Officer, John W. Dickey, our Executive Vice President and Co-Chief Operating Officer, Lewis W. Dickey, Sr., Michael W. Dickey, David W. Dickey, the Lewis W. Dickey Revocable Trust and DBBC, LLC (collectively, the “Dickey Family”), and the Consenting Lenders thereto (the “Warrant Agreement”). Pursuant to the Warrant Agreement, each Warrant is immediately exercisable to purchase all or part of the number of shares of the Company’s Class A Common Stock underlying such Warrant, at an exercise price of $1.17 per share. The Warrants will expire on June 29, 2019. The Warrants will have appropriate adjustments for stock splits, stock dividends and other recapitalization events.
Pursuant to the Warrant Agreement, holders of the Warrants are also entitled to (i) cashless exercise of the Warrants; (ii) certain “tag-along” rights to participate pro-rata in any sale, transfer or disposition to the Company or a third party (other than permitted transferees) of 50% or more of the Class A common stock owned by the Dickey Family as of the date of the Warrant Agreement; and (iii) certain registration rights if Rule 144 of the Securities Act (or such other available rule or regulation) is not fully available to allow the Class A Common Stock underlying the Warrants to be sold to the public without registration.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

4.1	—	Form of Warrant Certificate (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed June 30, 2009).

10.1	—	Amendment No. 3 to Credit Agreement, dated as of June 29, 2009, by and among, the Company, Bank of America, N.A., as administrative agent, the Lenders party thereto, and the Subsidiary Loan Parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed June 30, 2009).

10.2	—	Warrant Agreement, dated as of June 29, 2009, by and among, the Company, Lewis W. Dickey, Jr., Lewis W. Dickey, Sr., John W. Dickey, Michael W. Dickey, David W. Dickey, Lewis W. Dickey, Sr. Revocable Trust, DBBC, LLC and the Consenting Lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed June 30, 2009).

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: August 6, 2009	By:	/s/ Joseph Patrick Hannan
Joseph Patrick Hannan
Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.