Form 10-Q
period 2009-09-30
CUMULUS MEDIA INC
filed 2009-11-03
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For or the transition period from to
Commission file number 000-24525
CUMULUS MEDIA, INC.
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2009, the registrant had 41,631,865 outstanding shares of common stock consisting of (i) 35,177,803 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)
(Unaudited)

	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$19,192	$53,003
Restricted cash	789	—
Accounts receivable, less allowance for doubtful accounts of $1,354 and $1,771, in 2009 and 2008, respectively	39,505	44,199
Prepaid expenses and other current assets	6,326	3,287

Total current assets	65,812	100,489
Property and equipment, net	48,377	55,124
Intangible assets, net	162,995	325,134
Goodwill	57,827	58,891
Other assets	3,182	3,881

Total assets	$338,193	$543,519

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,041	$20,644
Current portion of long-term debt	38,383	7,400

Total current liabilities	57,424	28,044
Long-term debt	604,062	688,600
Other liabilities	34,235	30,543
Deferred income taxes	22,128	44,479

Total liabilities	$717,849	$791,666

Stockholders’ Deficit:
Preferred stock, 20,262,000 shares authorized, par value $.01 per share, including:
250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share, 0 shares issued and outstanding in both 2009 and 2008 and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share, 0 shares issued and outstanding in both 2009 and 2008	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 59,572,592 and 59,572,592 shares issued, 35,177,803 and 34,945,290 shares outstanding, in 2009 and 2008, respectively	596	596
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2009 and 2008	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2009 and 2008	6	6
Class A Treasury stock, at cost, 24,394,789 and 24,627,302 shares in 2009 and 2008, respectively	(261,279)	(265,278)
Accumulated other comprehensive income	—	828
Additional paid-in-capital	966,208	967,676
Accumulated deficit	(1,085,245)	(952,033)

Total stockholders’ deficit	(379,656)	(248,147)

Total liabilities and stockholders’ deficit	$338,193	$543,519

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Broadcast revenues	$64,127	$78,950	$183,443	$233,478
Management fee from affiliate	1,000	1,000	3,000	3,000

Net revenues	65,127	79,950	186,443	236,478
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	40,159	50,795	121,690	154,920
Depreciation and amortization	2,650	2,965	8,365	9,386
LMA fees	595	71	1,792	571
Corporate general and administrative (including non-cash stock compensation of $850, $1,015, $2,053, and $3,882, respectively)	5,676	5,006	15,741	14,562
Gain on exchange of assets or stations	—	—	(7,204)	—
Realized loss on derivative instrument	3,016	—	3,016	—
Impairment of goodwill and intangible assets	173,085	—	173,085	—
Cost associated with terminated transaction	—	82	—	1,975

Total operating expenses	225,181	58,919	316,485	181,414

Operating (loss)/income	(160,054)	21,031	(130,042)	55,064

Non-operating income (expense):
Interest expense	(11,052)	(8,234)	(25,048)	(28,796)
Interest income	3	262	58	873
Terminated transaction fee	—	—	—	15,000
Other (expense) income, net	(121)	6	(156)	—

Total non-operating expense, net	(11,170)	(7,966)	(25,146)	(12,923)

(Loss) income before income taxes and equity in net losses of affiliate	(171,224)	13,065	(155,188)	42,141
Income tax benefit (expense)	27,233	(7,349)	21,976	(11,780)
Equity in net income of affiliate	—	284	—	1,687

Net (loss)/income	$(143,991)	$6,000	$(133,212)	$32,048

Basic and diluted earnings (loss) per common share:
Basic earnings (loss) per common share (See Note 8)	$(3.56)	$0.14	$(3.29)	$0.74

Diluted earnings (loss) per common share (See Note 8)	$(3.56)	$0.14	$(3.29)	$0.74

Weighted average basic common shares outstanding (See Note 8)	40,406	41,910	40,432	42,675

Weighted average diluted common shares outstanding (See Note 8)	40,406	41,910	40,432	42,690

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(133,212)	$32,048
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,365	9,386
Amortization of debt issuance costs/discount	775	314
Amortization of derivative gain	(828)	(2,979)
Provision for doubtful accounts	1,856	2,525
Loss on sale of assets or stations	(29)	(12)
Gain on exchange of assets or stations	(7,204)	—
Fair value adjustment of derivative instruments	2,151	2,034
Impairment of goodwill and intangible assets	173,085	—
Deferred income taxes	(22,351)	11,466
Non-cash stock compensation	2,053	3,882
Equity (gain) on investment in unconsolidated affiliate	—	(1,687)
Changes in assets and liabilities:
Restricted cash	(789)	—
Accounts receivable	2,837	(511)
Prepaid expenses and other current assets	(3,038)	989
Accounts payable and accrued expenses	(1,603)	(1,602)
Other assets	84	(460)
Other liabilities	(938)	(1,147)

Net cash provided by operating activities	21,214	54,246
Cash flows from investing activities:
Proceeds from the sale of assets	91	—
Purchases of intangible assets	—	(1,027)
Capital expenditures	(1,872)	(5,203)

Net cash used in investing activities	(1,781)	(6,230)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(49,956)	(11,640)
Tax withholding paid on behalf of employees	(95)	(2,401)
Proceeds from issuance of common stock	—	52
Payments made to creditors pursuant to debt amendment	(3,000)	—
Payments related to the repurchase of common stock	(193)	(5,022)

Net cash used in financing activities	(53,244)	(19,011)

Decrease in cash and cash equivalents	(33,811)	29,005

Cash and cash equivalents at beginning of period	53,003	32,286

Cash and cash equivalents at end of period	$19,192	$61,291

See accompanying notes to unaudited condensed consolidated financial statements.

Cumulus Media Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (the “Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements and have been generally condensed or omitted pursuant to SEC rules and regulations. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2009.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Liquidity Considerations
The current economic crisis has reduced demand for advertising in general, including advertising on the Company’s radio stations. In consideration of current and projected market conditions, overall advertising is expected to continue to decline at least through the remainder of 2009. Therefore, in conjunction with the development of the 2009 business plan, management assessed the impact of recent market developments in a variety of areas, including the Company’s forecasted advertising revenues and liquidity. In response to these conditions, management refined the 2009 business plan to incorporate a reduction in forecasted 2009 revenues and cost reductions implemented in the fourth quarter 2008 and during the first nine months of 2009 to mitigate the impact of the Company’s anticipated decline in 2009 revenue.
During the third quarter of 2009, the Company reviewed the events and circumstances detailed in ASC 350-20 to determine if an interim test of impairment of goodwill might be necessary. In July 2009, we revised our revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to the current economic conditions. As a result of these conditions, the Company determined it was appropriate and reasonable to conduct an interim impairment analysis. In conjunction with the interim impairment analysis the Company recorded an impairment charge of approximately $173.1 million to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values.
On June 29, 2009, the Company entered into an amendment to the credit agreement governing its senior secured credit facility. The credit agreement, as amended, is referred to herein as the “Credit Agreement.” The Credit Agreement maintains the preexisting term loan facility of $750 million, which, as of September 30, 2009, had an outstanding balance of approximately $646 million, and reduces the preexisting revolving credit facility from $100 million to $20 million. Additional facilities are no longer permitted under the Credit Agreement. See Note 5 for further discussion of the Credit Agreement.
Management believes that the Company will continue to be in compliance with all of its debt covenants through at least September 30, 2010, based upon actions the Company has already taken, which include: (i) the amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief through 2010 (see Note 5, “Long Term Debt”), (ii) employee reductions coupled with a mandatory one-week furlough during the second quarter of 2009, (iii) a new sales initiative implemented during the first quarter of 2009, the goal of which is to increase advertising revenues by re-engineering the Company’s sales techniques through enhanced training of its sales force, and (iv) continued scrutiny of all operating expenses. However, the Company will continue to monitor its revenues and cost structure closely and if revenues decline greater than the forecasted decline from 2008 or if the Company exceeds planned spending, the Company may take further actions as needed in an attempt to maintain compliance with its debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, renegotiation of major vendor contracts, deferral of capital expenditures, and sale of non-strategic assets.
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
If the Company were unable to repay its debts when due, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged substantially all of its assets as collateral under the Credit Agreement. If the lenders accelerate the maturity of outstanding debt, the Company may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and the Company cannot be assured that sufficient assets will remain after it has paid all of the its debt. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including Federal Communications Commissions (FCC) licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
Recent Accounting Pronouncements
ASC 105. In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ”, (“SFAS No. 168”) “ — a replacement of FASB Statement No. 162. SFAS No. 168 is the new source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. This statement was incorporated into ASC 105 Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this statement during the third quarter of 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.
ASC 805. FASB Statement No. 141(R) Business Combinations was issued in December 2007. This statement was incorporated into ASC 805 Business Combinations, under the new FASB codification. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company adopted this statement on January 1, 2009 and accounted for the acquisitions completed during the first two quarters of 2009 in accordance with the provisions of ASC 805.
ASC 805 Update. In February 2009, the FASB issued SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which allows an exception to the recognition and fair value measurement principles of ASC 805. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This statement update was effective for the Company as of January 1, 2009 for all business combinations that close on or after January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 810. In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 was incorporated into ASC 810 Consolidation (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. The Company adopted this statement as of January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.
ASC 815. In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 was incorporated into ASC 815 Derivatives and Hedging (“ASC 815”). ASC 815 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement on January 1, 2009; see Note 4, “Derivative Financial Instruments.”.
ASC 855. In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855 Subsequent Events (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. This statement became effective for the Company’s financial statements as of June 30, 2009. We have evaluated our subsequent events through November 3, 2009, which is the date of the Company’s quarterly report on Form 10-Q, of which these financial statements are a part.
SFAS No. 167. (not part of the codification yet). In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS No. 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This Statement is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt SFAS No. 167 on January 1, 2010 and is still assessing the impact the pronouncement will have on the Company’s financial statements.
ASC 275 and ASC 350. In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this FSP was incorporated into two different ASC’s, ASC 275 Risks and Uncertainties (“ACS 275) and ASC 350 Intangibles — Goodwill and Other (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted this FSP on January 1, 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures related to existing intangible assets.
ASC 860 and ASC 810. The FASB issued FSP FAS 140-4 and FIN 46R-8 in December 2008 and was effective for the first reporting period ending after December 15, 2008. Under the new codification the FSP was organized into two separate sections ASC 860 Transfers and Servicing and ASC 810 Consolidations. These ASC updates require additional disclosures related to variable interest entities, which include significant judgments and assumptions, restrictions on assets, risks and the affects on financial position, financial performance and cash flows. The Company adopted these ASC updates as of January 1, 2009, and they did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.
ASC 820. On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification the FSP was incorporated into ASC 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company adopted this ASC update on January 1, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

ASC 820. FSP 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. On April 2, 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. These FSP’s were incorporated into ASC 820 under the new codification. The first ASC update Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This update became effective for the Company’s financial statements as of June 30, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition and did not require additional disclosures.
The second ASC update Staff Position, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The Company adopted this update during the second quarter of 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.
The third ASC update, Staff Position, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) increases the frequency of fair value disclosures from annual only to quarterly. All three updates are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. ASC update FSP FAS 107-1 and APB 28-1 became effective for the Company’s financial statements as of June 30, 2009, see Note 6, “Fair Value Measurements.”
ASC 260. In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). Under the new FASB codification this FSP was incorporated into ASC 260 Earnings Per Share (“ASC 260”). ASC 260 clarifies that unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The two-class method of computing EPS is an earning allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ASC 260 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. This statement was adopted by the Company on January 1, 2009. The unvested restricted shares of Class A Common Stock awarded by the Company pursuant to its equity incentive plans contain rights to receive nonforfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS; see Note 8, “Earnings per Share” for the Company’s disclosure of EPS.
ASU 2009-05. The FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The effective date of this ASU is the first reporting period (including interim periods) after August 26, 2009. Early application is permitted for financial statements for earlier periods that have not yet been issued. The Company adopted this statement during the third quarter of 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.
2. Stock Based Compensation
For the three and nine months ended September 30, 2009, the Company recognized approximately $0.9 million and $2.1 million, respectively, in non-cash stock-based compensation expense, respectively.
During the first quarter of 2009, the Company awarded Lewis W. Dickey, Jr., its Chairman, President and Chief Executive Officer, 160,000 restricted performance based shares and 160,000 restricted time vested shares. The fair value on the date of grant for both of these awards was $0.5 million. In addition, during the first quarter of 2009 the Company awarded 140,000 time vested restricted shares with a fair value on the date of grant of $0.2 million, or $1.71 per share to certain officers (other than Mr. L. Dickey) of the Company.

During the second quarter of 2009, the Company issued 17,000 time vested restricted shares of Class A Common Stock to each of the non-employee directors of the Company and 6,000 shares of Class of Common Stock to one retiring director, from Treasury.
3. Acquisitions and Dispositions
Green Bay and Cincinnati Swap
On April 10, 2009, the Company completed an asset exchange agreement with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, the Company acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in consideration for five of the Company’s radio stations in Green Bay, Wisconsin. The exchange transaction provided the Company with entry into the Cincinnati market, which was ranked #28 at that time by Arbitron. Larger markets are generally desirable for national advertisers, and have large and diversified local business communities providing for a large base of potential advertising clients. The transaction was accounted for as a business combination in accordance with guidance for business combinations. The fair value of the assets acquired in the exchange was $17.6 million (refer to the table below for the purchase price allocation). The Company incurred approximately $0.2 million of acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The results of operations for the Cincinnati stations acquired are included in the Unaudited Condensed Consolidated Statements of Operations (“statements of operations”) since the acquisition date. The results of the Cincinnati stations were not material. Prior to the asset exchange, the Company and Clear Channel did not have any preexisting relationship.
In conjunction with the exchange, Clear Channel and the Company entered into a local management agreement (“LMA”) whereby the Company will provide the programming, sell the advertising, and retain the operating profits for managing the five Green Bay radio stations. In consideration for these rights, the Company will pay Clear Channel a monthly fee of approximately $0.2 million over the term of the agreement. The term of the LMA is for five years, expiring December 31, 2013. In conjunction with the LMA, the Company included the net revenues and station operating expenses associated with operating the Green Bay stations in the Company’s consolidated financial statements from the effective date of the LMA (April 10, 2009) through September 30, 2009. Additionally, Clear Channel negotiated a written put option that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated prior to this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the put option as a derivative contract and accordingly, the fair value of the put was recorded as a liability at the acquisition date and offset against the gain associated with the asset exchange. Subsequent changes to the fair value of the derivative are recorded through earnings. See Note 4, “Derivative Financial Instruments.”
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

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. The Company believes that this information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize the determination of fair value, if any, of lease agreements. Thus, the preliminary measurements of fair value reflected are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than December 31, 2009.

WZBN-FM Swap
During the first quarter ended March 31, 2009, the Company completed a swap transaction pursuant to which it exchanged WZBN-FM, Camilla, Georgia, for W250BC, a translator licensed for use in Atlanta, Georgia, owned by Extreme Media Group. The fair value of the assets acquired in exchange for the assets disposed was accounted for in accordance with the guidance for business combinations. This transaction was not material to the results of the Company.
4. Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with guidance regarding derivatives and hedging activities. This guidance requires the Company to recognize all derivatives on the balance sheet at fair value. Changes in fair value are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the change in fair value must be recorded through other comprehensive income, a component of stockholders’ equity.
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
The May 2005 Swap changed the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap, the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with guidance related to accounting for derivatives and hedges. Starting in June 2006, the May 2005 Swap no longer qualified as a cash-flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of accumulated other comprehensive income (“AOCI”). Interest for the three months ended September 30, 2009 and 2008 includes income of $0.0 million and $2.5 million, respectively, related to the change in fair value. Interest expense for the nine months ended September 30, 2009 and 2008 includes income of $3.0 million and charges of $0.6 million, respectively, related to the change in fair value.
The fair value of the May 2005 Swap was determined in accordance with the provisions for fair value measurements using observable market based inputs (a “Level 2” measurement). The fair value represents an estimate of the net amount that the Company would pay if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheets as of September 30, 2009 and December 31, 2008 include other long-term liabilities of $0.0 million and $3.0 million, respectively, to reflect the fair value of the May 2005 Swap.
May 2005 Option
In May 2005, the Company also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America, N.A. to unilaterally extend the period of the May 2005 Swap for two additional years, from March 13, 2009 through March 13, 2011. This option was exercised on March 11, 2009 by Bank of America, N.A. This instrument was not highly effective in mitigating the risks in cash flows, and therefore it was deemed speculative and its changes in value were accounted for as a current element of interest expense. The balance sheets as of September 30, 2009 and December 31, 2008 reflect other long-term liabilities of $17.6 million and $15.5 million, respectively, to include the fair value of the May 2005 Option. The Company reported $0.03 million of interest income and $2.2 million of interest expense inclusive of the fair value adjustment, during the three-month and nine-month periods ending September 30, 2009 and $2.1 million and $1.5 million of interest expense, during the three month and nine month periods ended September 30, 2008, representing the change in fair value of the May 2005 option.
In the event of a default under the Credit Agreement, or a default under any derivative contract, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. The Company does not utilize financial instruments for trading or other speculative purposes.
The Company’s financial instrument counterparties are high-quality investments or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2009 was not significant to the Company.
Green Bay Option
On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). Clear Channel is the nation’s largest radio broadcaster and as of September 2009 Moody’s gave its debt a CCC credit rating. The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a long term liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings.
The fair value of the Green Bay Option was determined in accordance with the provisions related to fair value measurements using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The balance sheet as of September 30, 2009 includes other long-term liabilities of $5.4 million to reflect the fair value of the Green Bay Option. The fair value of the Green Bay Option at September 30, 2009 and the origination date, April 10, 2009, was $5.4 million and $2.4 million, respectively. Accordingly, the Company recorded $3.0 million of expense in realized loss on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during the three and nine months ended September 30, 2009.
The location and fair value amounts of derivatives in the Unaudited Condensed Consolidated Balance Sheets are shown in the following table:
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Condensed Consolidated Balance Sheet (in thousands)

Liability Derivatives

	Balance Sheet	September 30, 2009
	Location	Fair Value

Derivative not designated as hedging instruments:
Interest rate swap	Other long-term liabilities	$(17,642)
Green Bay Option:	Other long-term liabilities	(5,449)

	Total	$(23,091)

The location and effect of derivatives in the statements of operations are shown in the following table:

Liability Derivatives (In thousands)
		Amount of Income (Expense)	Amount of Income (Expense)
		Recognized in Income on	Recognized in Income on
Derivative	Financial Statement	Derivatives for the Three Months	Derivatives for the Nine Months
Instruments	Location	Ended September 30, 2009	Ended September 30, 2009

Green Bay Option	Realized loss on derivative instrument	$(3,016)	$(3,016)
Interest rate contracts	Interest income/(expense)	—	3,043
	Interest income/(expense)	30	(2,178)

	Total	$(2,986)	$(2,151)

5. Long-Term Debt
The Company’s long-term debt consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008

Term loan	$646,044	$696,000
Less: Current portion of long-term debt	38,383	7,400
Debt-discount	3,599	—

	$604,062	$688,600

Senior Secured Credit Facilities
2009 Amendment
On June 29, 2009, the Company entered into an amendment to the Credit Agreement, with Bank of America, N.A., as administrative agent, and the lenders party thereto.
The Credit Agreement maintains the preexisting term loan facility of $750 million, which had an outstanding balance of approximately $647.9 million immediately after closing the amendment, and reduces the preexisting revolving credit facility from $100 million to $20 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.
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
Borrowings under the term loan facility and revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 4.00% or the Alternate Base Rate (defined as the higher of the Bank of America, N.A. Prime Rate and the Federal Funds rate plus 0.50%) plus 3.00%. Once the Company reduces the term loan facility by $25 million through mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, the Company will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once the Company reduces the term loan facility by $50 million through mandatory prepayments of Excess Cash Flow, as described below, the Company will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
In connection with the closing of the Credit Agreement, the Company made a voluntary prepayment in the amount of $32.5 million. The Company also will be required to make quarterly mandatory prepayments of 100% of Excess Cash Flow beginning with the fiscal quarter ending September 30, 2009 and continuing through December 31, 2010 (while maintaining a minimum balance of $7.5 million of cash on hand), before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on the Company’s leverage, beginning in 2011. The Company has included approximately $31.0 million of long term debt as current, which represents the estimated Excess Cash Flow payments over the next 12 months in accordance with the terms of the Credit Agreement. Certain other mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.
Covenants
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended;

•	during the Covenant Suspension Period, the Company must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60 million for fiscal quarters through March 31, 2010, increasing incrementally to $66 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	the Company is restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	the Company may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments, during the Covenant Suspension Period (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	the Company must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.
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
As discussed above, the Company’s covenants for the period ended September 30, 2009 are as follows:
•	a minimum trailing twelve month consolidated EBITDA of $60 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $15.0 million annually.
The trailing twelve month consolidated EBITDA and cash on hand at September 30, 2009 were $75.4 million and $19.2 million, respectively.
If the Company had been unable to secure the June 2009 amendments to the Credit Agreement, so that the total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the period ended September 30, 2009 would have been as follows:
•	a maximum total leverage ratio of 8.00:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.
At September 30, 2009, the total leverage ratio was 8.57:1 and the fixed charge coverage ratio was 1.65:1. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.5:1 and the fixed charge coverage ratio covenant will be 1.20:1.

Management believes the Company will continue to be in compliance with all of its debt covenants through at least September 30, 2010, based upon actions taken as discussed in Note 1 “Interim Financial Data and Basis of Presentation.” The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. While the Company has negotiated relief from the total leverage ratio and fixed charge coverage ratio, if the Company’s revenues were to be significantly less than planned due to difficult market conditions or other factors, the Company’s ability to maintain compliance with covenants in its Credit Agreement would become increasingly difficult without remedial measures, such as the implementation of further cost abatement initiatives. If the Company’s remedial measures were not successful in maintaining compliance, then the Company would expect to negotiate with its lenders for further relief, which relief could result in higher interest expense. Failure to comply with the financial covenants or other terms of the Credit Agreement and failure to negotiate relief from the Company’s lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of the Company’s debt could have a material adverse effect on its business.
Warrants
Additionally, the Company issued warrants to the Lenders with the execution of the amended Credit Agreement that allow them to acquire up to 1.25 million shares of the Company’s Class A Common Stock. Each warrant is immediately exercisable to purchase the underlying Class A common stock of the Company at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.
Accounting for the Modification of the Credit Agreement
The amendment to the term loan was accounted for as a modification and accordingly, the Company did not record a gain or a loss on the transaction. For the revolving credit facility, the Company wrote off approximately $0.2 million of unamortized deferred financing costs, based on the reduction of capacity. With respect to both debt instruments, the Company recorded $3.0 million of fees paid directly to the creditors as a debt discount which are amortized as an adjustment to interest expense over the remaining term of the debt.
The Company classified the warrants as equity at $0.8 million at fair value at inception. The fair value of the warrants was recorded as a debt discount and are amortized as an adjustment to interest expense over the remaining term of the debt using the effective interest method.
As of September 30, 2009, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.273%. As of September 30, 2009, the effective interest rate inclusive of the May 2005 Swap was approximately 6.439%.
6. Fair Value Measurements
The Company adopted the provisions of ASC 820 on January 1, 2008 as they relate to certain items, including those requirements related to our debt and derivative financial instruments which requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy to be applied to financial instruments when determining fair value are described below:
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 were as follows (in thousands):

		Quoted	Significant
		Prices in	Other	Significant
	September 30, 2009	Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents:
Money market funds	$4,382	$4,382	$—	$—

Total assets	$4,382	$4,382	$—	$—

Financial liabilities:
Other long-term liabilities:
Green Bay Option	$(5,449)	$—	$—	$(5,449)
Interest rate swap	(17,642)	—	(17,642)	—

Total liabilities	$(23,091)	$—	$(17,642)	$(5,449)

Cash Equivalents. A majority of the Company’s cash equivalents are invested in an institutional money market fund. The Company’s Level 1 cash equivalents are valued using quoted prices in active markets for identical investments.
Green Bay Option. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. In accordance with the requirements of ASC 820, the option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company. The Company reported $3.0 million in realized loss on derivative instruments within the income statement related to the fair value adjustment, representing the change in the fair value of the Green Bay Option. The reconciliation below contains the components of the change in fair value associated with the Green Bay Option for the three and nine months ended September 30, 2009 (dollars in thousands):

Description	Green Bay Option
April 10, 2009 - fair value origination date	$2,433

Add: Mark to market fair value adjustment	3,016

Fair value balance as of September 30, 2009	$5,449

Interest Rate Swap. The Company’s derivative financial instruments consist solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate that is observable based upon a forward interest rate curve and is therefore considered a Level 2 input.
The fair value of our interest rate swap is determined based on the present value of future cash flows using observable inputs, including interest rates and yield curves. In accordance with mark-to-market fair value accounting requirements, derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the Company.
The following table represent the fair value of the Company’s nonfinancial assets measured at fair value on a nonrecurring basis as of September 30, 2009 (in thousands):

		Quoted	Significant
		Prices in	Other	Significant
	September 30, 2009	Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Non — financial assets:
Goodwill	$57,827	$—	$—	$57,827
Other intangible assets	162,995	—	—	162,995

Total	$220,822	$—	$—	$220,822

The Company wrote down goodwill and other intangible assets with carrying amounts of $58.9 million and $325.1 million, respectively, to their fair values of $57.8 million and $163.0 million respectively, resulting in an aggregate impairment charge of $173.1 million, which the Company included in the net loss for the three and nine months ended September 30, 2009. For further discussion on the impairments of goodwill and other intangible assets see note 13.

The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The following table shows the gross amount and fair value of the Company’s term loan:

	September 30, 2009	December 31, 2008

Carrying value of term loan	$646,044	$688,600
Fair value of term loan	$511,891	$515,700
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
During the three months ended September 30, 2009, the Company did not make any share repurchases. For the nine months ended September 30, 2009 the Company purchased 99,737 shares of Class A Common Stock for approximately $0.2 million in cash in open market transactions under the board-approved purchase plan.
8. Earnings per Share
For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method in accordance with the guidance for earnings per share. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company determined that it is appropriate to allocate undistributed net income between Class A, Class B and Class C common stock on an equal basis as the Company’s charter provides that the holders of Class A, Class B and Class C common stock have equal rights and privileges except with respect to voting on certain matters.
Non-vested restricted stock carries non-forfeitable dividend rights and is therefore a participating security under the guidance pertaining to earnings per share. The two-class method of computing earnings per share is required for companies with participating securities. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two-class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. For the three and nine month periods ended September 30, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities. Because the Company does not pay dividends, earnings allocated to each participating security and the common stock are equal. The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic Earnings Per Share
Numerator:
Undistributed net loss	$(143,991)	$6,000	$(133,212)	$32,048
Participation rights of unvested restricted stock in undistributed earnings	—	132	—	641

Basic undistributed net loss — attributable to common shares	$(143,991)	$5,868	$(133,212)	$31,407

Denominator:
Denominator for basic income per common share:
Basic weighted average common shares outstanding	40,406	41,910	40,432	42,675

Basic EPS — attributable to common shares	$(3.56)	$0.14	$(3.29)	$0.74

Diluted Earnings Per Share:
Numerator:
Undistributed net loss	$(143,991)	$6,000	$(133,212)	$32,048
Participation rights of unvested restricted stock in undistributed earnings	—	132	—	641

Basic undistributed net loss — attributable to common shares	$(143,991)	$5,868	$(133,212)	$31,407

Denominator:
Basic weighted average shares outstanding	40,406	41,910	40,432	42,675
Effect of dilutive options warrants	—	—	—	15

Diluted weighted average shares outstanding	40,406	41,910	40,432	42,690

Diluted EPS — attributable to common shares	$(3.56)	$0.14	$(3.29)	$0.74

For the three and nine months ended September 30, 2009 and 2008, options to purchase 925,504 shares and 6,702,554 shares of common stock, respectively, were outstanding but excluded from the EPS calculations because the exercise price of the options exceeded the average share price for the period. Additionally, the Company excluded warrants from the EPS calculations because including the warrants would be antidilutive. Options outstanding have decreased from September 30, 2008 due to the effect of the Company’s option exchange program, which concluded on December 30, 2008.
The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At September 30, 2009, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

September 30,
2009
Restricted shares of Class A Common Stock	1,425,278
Options to purchase Class A Common Stock	925,504
Options to purchase Class C Common Stock	—
9. Comprehensive Income
Comprehensive income includes net income as currently reported under U.S. GAAP, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity. The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (loss)/income	$(143,991)	$6,000	$(133,212)	$32,048
Yield adjustment - interest rate swap arrangement, net of tax	—	(993)	—	(2,979)

Comprehensive (loss)/income	$(143,991)	$5,007	$(133,212)	$29,069

Yield adjustment represents straight line amortization of the remaining accumulated other comprehensive income balance to the Company’s statements of operations.
10. Commitments and Contingencies
There are two radio station rating services available to the radio broadcast industry. Traditionally, the Company has utilized Arbitron as its primary source of ratings information for its radio markets, and previously had a five-year agreement with Arbitron under which it received programming rating materials in a majority of its markets. On November 7, 2008, the Company entered into an agreement with Nielsen pursuant to which Nielsen would rate certain of the Company’s radio markets as the coverage expires for such markets under the Arbitron agreement. Nielsen began efforts to roll out its rating service for 50 of the Company’s radio markets in January 2009. The Company terminated its obligations under the agreement with Arbitron at December 31, 2008, and Arbitron was paid in accordance with the agreement through the balance of the agreement.
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

On December 11, 2008, Qantum Communications Corporation (“Qantum”) filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star Broadcasting (“Star”), the owner of radio station WTKE (FM) in Holt, Florida. In its counterclaim, Qantum alleged that we tortuously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). The counterclaim did not specify the damages Qantum was seeking. The Company did not and does not believe that the counterclaim has merit, and, because there was no specification of damages, the Company did not believe at the time that the counterclaim would have a material adverse effect on the Company’s overall financial condition or results of operations even if the court were to determine that the claim did have merit. In August 2009, Qantum provided the Company with a report that estimated that Qantum had allegedly incurred approximately $8.7 million in compensatory damages. The Company’s liability would be increased if Qantum is able to secure punitive damages as well.
The Company continues to believe that Quantum’s counterclaim against it has no merit, the Company has denied the allegations and is vigorously defending itself against the counterclaim. However, if the court were to find that the Company did tortuously interfere with Qantum’s contract and that Quantum is entitled to the compensatory damages estimated by its expert as well as punitive damages, the result could have a material adverse effect on the Company’s overall financial condition or results of operations.
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
In April 2009, the Company was named in a patent infringement suit brought against the Company as well as twelve other radio companies, including Clear Channel Communications, Citadel Broadcasting, CBS Radio, Entercom Communications, Saga Communications, Cox Radio, Univision Communications, Regent Communications, Gap Broadcasting, and Radio One. The case, captioned Aldav, LLC v. Clear Channel Communications, Inc., et al, Civil Action No. 6:09-cv-170, U.S. District Court for the Eastern District of Texas, Tyler Division (filed April 16, 2009), alleges that the defendants have infringed and continue to infringe plaintiff’s patented content replacement technology in the in the context of radio station streaming over the Internet, and seeks a permanent injunction and unspecified damages. The Company believes the claims are without merit and is vigorously defending this lawsuit.
On August 3, 2009, the U.S. District Bankruptcy Court for the Eastern District of Virginia issued an Order and Memorandum Opinion in the case In re: Barry D. Wood v. Cumulus Broadcasting, LLC, Case No. 00-14460-RGM (Chapter 11), Adv. Proc. 06-1085, dismissing with prejudice the complaint and all claims brought by the plaintiff against Cumulus Broadcasting, LLC, a wholly owned subsidiary of the Company. In light of the Bankruptcy court’s order, the Company reversed an accrual of approximately $0.8 million during the second quarter of 2009 that had previously been established. An appeal of this can be filed by the plaintiff, is pending.
The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
11. Restricted Cash
As of January 1, 2009, the Company changed its health insurance coverage to a self insured policy requiring the Company to deposit funds with its third party administrator (“TPA”) to fund the cost associated with current claims. Disbursements for the incurred and approved claims are paid out of the restricted cash account administered by the Company’s TPA. As of September 30, 2009, the Company’s balance sheet included approximately $0.8 million in restricted cash.
12. Investment in Affiliate
The Company’s investment in Cumulus Media Partners, LLC (“CMP”) is accounted for under the equity method. For the three and nine months ended September 30, 2009 and 2008, the Company recorded approximately $0.0 million, $0.0 million and $0.3 million and $1.7 million as equity losses in affiliate, respectively. For each of the three month periods ended September 30, 2009 and 2008, the affiliate generated revenues of $46.8 million and $55.9 million, operating expense of $27.4 million and $34.8 million and a loss of approximately $143.5 million and income of $1.1 million, respectively. For each of the nine month periods ended September 30, 2009 and 2008, the affiliate generated revenues of $129.2 million and $161.7 million, operating expense of $76.6 million and $98.3 million and a loss of approximately $85.4 million and income of $6.7 million, respectively. As of September 30, 2009, the Company’s share of CMP’s accumulated deficit exceeded its investment in CMP.
Concurrent with the consummation of the acquisition of CMP, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and nine months ended September 30, 2009 and 2008, the Company recorded as net revenues approximately $1.0 million and $3.0 million, respectively, in management fees from CMP.
Two indirect subsidiaries of CMP, CMP Susquehanna Radio Holdings Corp. (“Radio Holdings”) and CMP Susquehanna Corporation (“CMPSC”), commenced an exchange offer (the “2009 Exchange Offer”) on March 9, 2009, pursuant to which they offered to exchange all of CMPSC’s 9 7/8% senior subordinated notes due 2014 (the “Existing Notes”) (1) for up to $15 million aggregate principal amount of Variable Rate Senior Subordinated Secured Second Lien Notes due 2014 of CMPSC (the “New Notes”), (2) up to

$35 million in shares of Series A preferred stock of Radio Holdings (the “New Preferred Stock”), and (3) warrants exercisable for shares of Radio Holdings’ common stock representing, in the aggregate, up to 40% of the outstanding common stock on a fully diluted basis (the “New Warrants”). On March 26, 2009, Radio Holdings and CMPSC completed the exchange of $175,464,000 aggregate principal amount of Existing Notes, which represented 93.5% of the total principal amount outstanding prior to the commencement of the 2009 Exchange Offer, for $14,031,000 aggregate principal amount of New Notes, 3,273,633 shares of New Preferred Stock and New Warrants exercisable for 3,740,893 shares of Radio Holdings’ common stock. Although neither the Company nor its equity partners’ equity stakes in CMP were directly affected by the exchange, each of their pro rata claims to CMP’s assets (on a consolidated basis) as an equity holder has been diluted as a result of the exchange.
13. Intangible Assets and Goodwill
The following tables present the changes in goodwill and intangible assets for the nine months ended September 30, 2009 (in thousands).

	Indefinite Lived	Definite Lived	Total

Intangible Assets:
Balance as of December 31, 2008	$325,131	$3	$325,134
Acquisition	15,353	225	15,578
Disposition	(6,272)	—	(6,272)
Amortization	—	(116)	(116)
Impairment	(171,329)	—	(171,329)

Balance as of September 30, 2009	$162,883	$112	$162,995

Amount
Balance, January 1, 2009:
Goodwill	287,609
Accumulated impairment losses	(228,719)

Subtotal	58,890
Goodwill acquired during the year	1,600
Goodwill disposals during the year	(906)
Impairment	(1,757)
Balance, September 30, 2009:
Goodwill	288,303
Accumulated impairment losses	(230,476)

Total	57,827

The Company has significant intangible assets recorded and these intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. Certain guidance related to goodwill and other intangible assets requires that the carrying value of the Company’s goodwill and certain intangible assets be reviewed at least annually for impairment and charged to results of operations in the periods in which the recorded value of those assets is more than their fair market value.

Goodwill
The Company performs its annual impairment testing of goodwill during the fourth quarter and more frequently if events or circumstances indicate that goodwill may be impaired. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. As part of its overall planning associated with the testing of goodwill, the Company determined that its geographic markets are the appropriate reporting unit.
During the third quarter of 2009, the Company reviewed the events and circumstances detailed in ASC 350-20 to determine if an interim test of impairment of goodwill might be necessary. In July 2009, the Company revised its revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to the current economic conditions. As a result of these conditions, the Company determined it was appropriate and reasonable to conduct an interim impairment analysis.
The assumptions used in estimating the fair values of reporting units are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
Step 1 Goodwill Test
In performing the Company’s interim impairment testing of goodwill, the fair value of each market was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the restatement of these cash flows into their present value equivalent via a discount rate. An approximate eight-year projection period was used to derive operating cash flow projections from a market participant level. Assumptions regarding future audience shares and revenue shares were made in reference to actual historical performance. Future operating expenses were then projected and operating profits derived, which were combined with working capital additions and capital expenditures to determine operating cash flows.
The Company then performed the Step 1 test and compared the fair value of each market to its book net assets as of August 31,2009. For markets where a Step 1 indicator of impairment exists, the Company then performed Step 2 test in order to determine if goodwill was impaired on any of its markets.
The Company then determined that, based on its Step 1 goodwill test, the fair value of 1 of its 16 markets containing goodwill balances was below its carrying value. For the remaining markets, since no impairment indicators existed, the Company determined that goodwill was appropriately stated as of August 31, 2009.
Step 2 Goodwill Test
As required by the Step 2 test, the Company prepared an allocation of the fair value of the market as if the market was acquired in a business combination. The presumed “purchase price” utilized in the calculation is the fair value of the market determined in the Step 1 test. The results of the Step 2 test and the calculated impairment charge follows (dollars in thousands):

	Reporting Unit	Implied Goodwill	August 31, 2009, Goodwill
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 37	$15,006	$9,754	$11,511	$1,757

To validate the Company’s conclusions and determine the reasonableness of the impairment charge related to goodwill, the Company:
•	conducted an overall reasonableness check of the Company’s fair value calculations by comparing the aggregate, calculated fair value of the Company’s markets to its market capitalization as of August 31, 2009;

•	prepared a market fair value calculation using a multiple of Adjusted EBITDA as a comparative data point to validate the fair values calculated using the discounted cash-flow approach;

•	reviewed the historical operating performance of each market with impairment;

•	reviewed the facts surrounding the acquisition of the impaired market, including original, implied acquisition Station Operating Income multiple; and

•	performed a sensitivity analysis on the overall fair value and impairment evaluation.
The discount rate employed in the market fair value calculation ranged between 12.4% and 12.7%. It is believed that the 12.4% to 12.7% discount rate range was appropriate and reasonable for goodwill purposes due to the resulting implied 7.9 times exit multiple (i.e. equivalent to the terminal value).
Post 2009, the Company projected a median annual revenue growth of 2.2% and median annual operating expense to increase at a growth rate of 1.7%. The Company derived projected expense growth based primarily on the stations’ historical financial performance and expected future revenue growth. Based on current market and economic conditions and the Company’s historical knowledge of the markets, the Company was comfortable with the eight-year forecast of Station Operating Income by market.
As compared with the market capitalization value of $536.8 million as of August 31, 2009, the aggregate fair value of all markets of approximately $604.0 million was approximately $67.2 million, or 12.5%, higher than the market capitalization value.
Key data points included in the market capitalization calculation were as follows:

•	shares outstanding as of August 31, 2009: 41.6 million;

•	average closing price of the Company’s Class A Common Stock over 30 days: $1.40 per share; and

•	debt discounted by 26% (gross $647.9 million, net $479.4 million).
Based on these calculations, the Company concluded that the markets are receiving a control premium over the calculated enterprise value.
Utilizing the above analysis and data points, the Company concluded the fair values of its markets, as calculated, are appropriate and reasonable.
Indefinite Lived Intangibles (FCC Licenses)
The Company performs its annual impairment testing of indefinite lived intangibles (its FCC licenses) during the fourth quarter and more frequently if events or circumstances indicate that the asset may be impaired. Consistent with the guidance set forth in ASC 350-30, the Company has combined all of its broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite lived intangibles test, the Company determined that its geographic markets are the appropriate unit of accounting for the broadcast license impairment testing.
In August 2009, the Company reviewed the impairment indicators detailed in ASC 350-20 for potential issues or circumstances which might require the Company to test its FCC licenses assets for impairment on an interim basis. In July 2009, the Company revised its revenue forecast downward from December 31, 2008 due to the sustained decline in revenues for 2009 attributable to the current economic conditions. As a result of these conditions, the Company determined it was appropriate and reasonable to conduct an interim impairment analysis.
For the nine months ended September 30, 2009, the Company determined that the carrying value of certain reporting units FCC licenses exceeded their fair values. Accordingly, the Company recorded an impairment charge of $171.3 million, as reflected in the Unaudited Condensed Consolidated Statements of Operations, to reduce the carrying value of these assets.
The Company notes that the following considerations, as cited by the EITF task force, continue to apply to the FCC licenses:
•	In each market, the broadcast licenses were purchased to be used as one combined asset.

•	The combined group of licenses in a market represents the “highest and best use of the assets.”

•	Each market’s strategy provides evidence that the licenses are “complementary.”
For the interim impairment test the Company utilized the three most widely accepted approaches in conducting its appraisals: (1) the cost approach, (2) the market approach, and (3) the income approach. In conducting the appraisals, the Company conducted a thorough review of all aspects of the assets being valued.
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
The Company relied on both the income and market approaches for the valuation of the FCC licenses, with the exception of certain AM and FM stations that have been valued using the cost approach. The Company estimated this replacement value based on estimated legal, consulting, engineering, and internal charges to be $25,000 for each FM station. For each AM station the replacement cost was estimated at $25,000 for a station licensed to operate with a one-tower array and an additional charge of $10,000 for each additional tower in the station’s tower array.

The estimated fair values of the FCC licenses represent the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties (i.e. other than in a forced or liquidation sale).
A basic assumption in the Company’s valuation of these FCC licenses was that these radio stations were new radio stations, signing on-the-air as of the date of the valuation. The Company assumed the competitive situation that existed in those markets as of that date, except that these stations were just beginning operations. In doing so, the Company bifurcated the value of going concern and any other assets acquired, and strictly valued the FCC licenses.
The Company estimated the values of the AM and FM licenses, combined, through a discounted cash flow analysis, which is an income valuation approach. In addition to the income approach, the Company also reviewed recent similar radio station sales in similarly sized markets.
In estimating the value of the AM and FM licenses using a discounted cash flow analysis, in order to make the net free cash flow (to invested capital) projections, the Company began with market revenue projections. The Company made assumptions about the stations’ future audience shares and revenue shares in order to project the stations’ future revenues. The Company then projected future operating expenses and operating profits derived. By combining these operating profits with depreciation, taxes, additions to working capital, and capital expenditures, the Company projected net free cash flows.
The Company discounted the net free cash flows using an appropriate after-tax average weighted cost of capital ranging between approximately 12.7% and 13.0% and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, the Company estimated a perpetuity value, and then discounted to present values, as of the valuation date.
The Company performed one discounted cash flow analysis for each market. For each market valued, the Company analyzed the competing stations, including revenue and listening shares for the past several years. In addition, for each market the Company analyzed the discounted cash flow valuations of its assets within the market. Finally, the Company considered sales of comparable stations.
The first discounted cash flow analysis examined historical and projected gross radio revenues for each market.
In order to estimate what listening audience share and revenue share would be expected for each station by market, the Company analyzed the Arbitron audience estimates over the past two years to determine the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often the Company made adjustments to the listening share and revenue share based on its stations’ signal coverage of the market and the surrounding area’s population as compared to the other stations in the market. Based on management’s knowledge of the industry and familiarity with similar markets, the Company determined that approximately three years would be required for the stations to reach maturity. The Company also incorporated the following additional assumptions into the discounted cash flow valuation model:
•	the stations’ gross revenues through 2017;

•	the projected operating expenses and profits over the same period of time (the Company considered operating expenses, except for sales expenses, to be fixed, and assumed sales expenses to be a fixed percentage of revenues);

•	calculations of yearly net free cash flows to invested capital;

•	depreciation on start-up construction costs and capital expenditures (the Company calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air); and

•	amortization of the intangible asset—the FCC License (the Company calculated amortization on a straight line basis over 15 years).

Impact of Current Economic Environment on the Analysis
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. As such, revenue projections for the industry were down, which impacted our calculation by virtue of reducing the Company’s future cash flows, resulting in a proportionate reduction in the Company’s discounted cash-flow valuation. Likewise, the combination of a decline in current revenues and future projected revenues coupled with frozen capital markets have contributed significantly to a decline in deals to acquire or sell companies within the industry, the result of which has been a compression in the multiples on the radio station transactions that have been completed in the past year. In the aggregate, these recent economic developments have resulted in significant downward pressures on valuations across the radio industry as a whole. Therefore, as a company that has experienced significant synthetic growth at historically greater multiples than those currently utilized in our valuation model, the Company is experiencing relatively large write-downs associated with its impairment calculation.

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
Overview
The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements. As of September 30, 2009, we owned and operated 315 stations in 60 U.S. markets, provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to 12 stations in 4 U.S. markets and, as a result of our investment in CMP, managed an additional 33 stations in 9 markets, making us the second largest radio broadcasting company in the United States based on number of stations. We believe that, including the stations we manage through CMP, we are the fourth largest radio broadcasting company based on net revenues. Our historical focus has been on mid-sized markets throughout the United States. Among the reasons we have historically focused on such markets is our belief that these markets are characterized by a lower susceptibility to economic downturns with a less severe impact than larger, national markets. Our belief stems from historical experience that indicates that during recessionary times these markets have tended to be more resilient to economic declines. In addition, these markets, as compared to large markets, are characterized by a higher ratio of local advertisers to national advertisers and a larger number of smaller-dollar customers, both of which lead to lower volatility in the face of changing macroeconomic conditions. As a result of the current recessionary economy, we have experienced recent declines in advertising revenue streams and increased volatility of operating performance despite our concentration in smaller, mid-sized markets.
Our management team remains focused on our strategy of pursuing growth through acquisition. However, acquisitions are closely evaluated to ensure that they will generate incremental value to our existing portfolio of radio stations, and as such, our management is committed to completing only those acquisitions that they believe will increase our Station Operating Income. The compression of publicly traded radio broadcast company multiples since 2005, which was exacerbated by the current economic crisis, combined with a market for privately held radio stations that did not see corresponding multiples compression, translated to minimal acquisition activity for us in 2008 and through the first nine months of 2009. In addition, the capital markets crisis has led to a general decline in funds available for acquisitions. As a result, we have been consummating more swap transactions, whereby one station or a group of stations in our portfolio is exchanged for another equally valued station or group of stations with another company, due to the fact funding is not required to complete such transactions.
During the third quarter of 2009, we reviewed the events and circumstances detailed in ASC 350-20 to determine if an interim test of impairment of goodwill might be necessary. In July 2009, we revised our revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to the current economic conditions. As a result of these conditions, we determined it was appropriate and reasonable to conduct an interim impairment analysis. In conjunction with the interim impairment analysis we recorded an impairment charge of approximately $173.1 million to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values.
Liquidity Considerations
Given the current capital and credit market crisis, and in conjunction with the development of our 2009 business plan, we continue to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we refined our 2009 business plan to incorporate a further reduction in our forecasted 2009 revenues and additional cost reductions to mitigate the impact of our anticipated decline in 2009 revenues. Based upon actions we have already taken, described under “—Liquidity and Capital Resources — Sources of Liquidity” and Note 1 to the financial statements that accompany this report, management believes we will continue to be in compliance with all of our applicable debt covenants through September 30, 2010.
As of September 30, 2009, the effective interest rate on the borrowings pursuant to our credit facilities was approximately 4.273%. As of September 30, 2009, our average cost of debt, including the effects of our derivative position, was 6.439%.
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
Our advertising contracts are generally short-term. We generate most of our revenue from local advertising, which is sold primarily by a station’s sales staff. During the nine months ended September 30, 2009 and 2008, approximately 87.9% and 88.2%, respectively, of our revenues were from local advertising, respectively. We generate national advertising revenue with the assistance of an outside national representation firm. We engaged Katz Media Group, Inc. (“Katz”) to represent us as our national advertising sales agent.
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
Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local station management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income. See the quantitative reconciliation of Station Operating Income the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, that follows this section.
Results of Operations
Analysis of Condensed Consolidated Statements of Operations. The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (in thousands):

	For the Three Months
	Ended September 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

STATEMENT OF OPERATIONS DATA:
Net revenues	$65,127	$79,950	$(14,823)	-18.5%
Station operating expenses (excluding depreciation, amortization and LMA fees)	40,159	50,795	(10,636)	-20.9%
Depreciation and amortization	2,650	2,965	(315)	-10.6%
LMA fees	595	71	524	738.0%
Corporate general and administrative (including non-cash stock compensation expense)	5,676	5,006	670	13.4%
Realized loss on derivative instrument	3,016	—	3,016	100.0%
Impairment of goodwill and intangible assets	173,085	—	173,085	100.0%
Costs associated with terminated transaction	—	82	(82)	-100.0%

Operating (loss)/income	(160,054)	21,031	(181,085)	-861.0%
Interest expense, net	(11,049)	(7,972)	(3,077)	38.6%
Other (expense) income, net	(121)	6	(127)	-2116.7%
Income tax benefit (expense)	27,233	(7,349)	34,582	-470.6%
Equity in net income of affiliate	—	284	(284)	-100.0%

Net (loss)/income	$(143,991)	$6,000	$(149,991)	-2499.9%

OTHER DATA:
Station Operating Income (1)	$24,968	$29,155	$(4,187)	-14.4%
Station Operating Income Margin (2)	38.3%	36.5%	**	**

	For the Nine Months
	Ended September 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

STATEMENT OF OPERATIONS DATA:
Net revenues	$186,443	$236,478	$(50,035)	-21.2%
Station operating expenses (excluding depreciation, amortization and LMA fees)	121,690	154,920	(33,230)	-21.4%
Depreciation and amortization	8,365	9,386	(1,021)	-10.9%
LMA fees	1,792	571	1,221	213.8%
Corporate general and administrative (including non-cash stock compensation expense)	15,741	14,562	1,179	8.1%
Gain on exchange of assets or stations	(7,204)	—	(7,204)	-100.0%
Realized loss on derivative instrument	3,016	—	3,016	100.0%
Impairment of goodwill and intangible assets	173,085	—	173,085	100.0%
Costs associated with terminated transaction	—	1,975	(1,975)	-100.0%

Operating (loss)/income	(130,042)	55,064	(185,106)	-336.2%
Interest expense, net	(24,990)	(27,923)	2,933	-10.5%
Terminated transaction fee	—	15,000	(15,000)	-100.0%
Other expense, net	(156)	—	(156)	-100.0%
Income tax benefit (expense)	21,976	(11,780)	33,756	-286.6%
Equity in net income of affiliate	—	1,687	(1,687)	-100.0%

Net (loss)/income	$(133,212)	$32,048	$(165,260)	-515.7%

OTHER DATA:
Station operating income (1)	$64,753	$81,558	$(16,805)	-20.6%
Station operating income margin (2)	34.7%	34.5%	**	**
Cash flows related to:
Operating activities	21,214	54,246	(33,032)	-60.9%
Investing activities	(1,781)	(6,230)	4,449	-71.4%
Financing activities	(53,244)	(19,011)	(34,233)	180.1%
Capital expenditures	$(1,872)	$(5,203)	3,331	-64.0%

**	Not a meaningful calculation to present.

(1)	Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, non-cash stock compensation, gain on exchange of assets or stations sold, impairment of goodwill and intangible assets and costs associated with the terminated transaction. Station Operating Income is not a measure of performance calculated in accordance with U.S. GAAP. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with U.S. GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, below under “— Station Operating Income.”

(2)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.

Three Months Ended September 30, 2009 versus the Three Months Ended September 30, 2008.
Net Revenues. Net revenues decreased $14.8 million or 18.5% to $65.1 million for the three months ended September 30, 2009 compared to $79.9 million for the three months ended September 30, 2008, primarily due to the impact the current economic recession has had across our entire station platform. We believe that while this negative trend will continue through the fourth quarter of 2009, the rate of decline should begin to become less severe sometime during the fourth quarter. However, a more specific projection is extremely difficult to provide at this time as one of the new trends we have noticed is a significant decrease in the lead time with respect to writing sales orders for the sale of advertising time. Prior to the current economic crisis, the majority of radio station advertising inventory was being sold three to six months prior to being run on the air. Recently, we have noted that a much larger portion of our inventory is being sold in the quarter it is being aired. At this time it is unknown if this trend will be permanent or represent a short term change. We believe this new trend represents, for some of our clients, their increased scrutiny over their advertising budgets and cash management in response to the current economic crisis.
Station Operating Expenses Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $10.6 million, or 20.9%, to $40.2 million for the three months ended September 30, 2009 from $50.8 million for the three months ended September 30, 2008, primarily due to our continued efforts to contain operating costs, such as employee reductions and continued scrutiny of all operating expenses. We will continue to monitor all our operating costs as well as implement additional cost saving measures as necessary in an attempt to remain in compliance with current and future debt covenant requirements.
Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 10.6%, to $2.7 million for the three months ended September 30, 2009, compared to $3.0 million for the three months ended September 30, 2008 resulting from a decrease in our asset base due to assets becoming fully depreciated and a decrease in capital expenditures.
LMA Fees. LMA fees totaled $0.6 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses increased $0.7 million, or 13.4%, to $5.7 million for the three months ended September 30, 2009 compared to $5.0 million for the three months ended September 30, 2008, primarily due to non-recurring severance costs and other professional fees associated with corporate restructuring of approximately $0.6 million, professional fees related to interim impairment analysis of $0.2 million and professional fees related to the defense of certain lawsuits. This was partially offset by a decrease in non-cash compensation expense of approximately $0.6 million as certain option awards were fully amortized in the prior year period.
Realized Loss on Derivative Instrument. During the nine months ended September 30, 2009 we recorded a charge of $3.0 million related to marking the Green Bay Option (“Green Bay Option” or “the Option”) to market. We entered into the option agreement in conjunction with asset exchange in the second quarter of 2009 and as such, there is no amount related to the Green Option recorded in the 2008 Condensed Consolidated Statements of Operations. The Option declined in value primarily due to the continued decline in the market operating results.
Impairment of Goodwill and Intangible Assets. We recorded approximately $173.1 million of charges related to the impairment of goodwill and intangible assets for the three months ended September 30, 2009. The impairment loss in connection with our review of broadcasting licenses and goodwill during the third quarter of 2009 (see Note 13 in the financial statements that accompany this report), was primarily due to a decrease in advertising revenue growth projections for the broadcasting industry.
Cost Associated With Terminated Transaction. We did not incur any costs associated with a terminated transaction for the three months ended September 30, 2009 as compared to $0.1 million in 2008. These costs were attributable to a going-private transaction that was terminated in May 2008.
Non-operating Income (Expense). Interest expense, net of interest income increased by $3.1 million to $11.1 million expense for the three months ended September 30, 2009 as compared with $8.0 million income in the three months ended September 30, 2008. Interest expense associated with outstanding debt, decreased by $0.8 million to $7.1 million as compared to $7.9 million in the three months ended September 30, 2008. Interest expense, net increased primarily due to the $3.2 million increase in the yield-adjustment associated with our interest rate swap. The purpose of the May 2005 Option was to create a fixed interest rate on $400.0 million of our term loan. The opton was entered into assuming interest rates would continue to increase however, in light of the economic crisis, our borrowing rates have remained extremely low. As a result, we have incurred increased expense in conjunction with the May 2005 Option. The remaining $0.7 million increase is primarily due to the change on the fair value of certain derivative instruments. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended September 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Bank Borrowings — term loan and revolving credit facilities	$7,088	$7,898	$(810)	-10.3%
Bank Borrowings yield adjustment — interest rate swap arrangement	3,675	486	3,189	656.2%
Change in fair value of interest rate swap agreement	—	(2,500)	2,500	-100.0%
Change in fair value of interest rate option agreement	(30)	2,146	(2,176)	-101.4%
Other interest expense	318	204	114	55.9%
Interest income	(3)	(263)	260	-98.9%

Interest income (expense), net	$11,048	$7,971	$3,077	38.6%

Income Taxes. We recorded an income tax benefit of $27.3 million for the three months ended September 30, 2009, compared to an income tax expense of $7.3 million for the three months ended September 30, 2008. The change in the effective tax rate during 2009 as compared to 2008 is primarily due to the impact of the deferred taxes recorded in conjunction with the impairment charge taken during the third quarter.
Station Operating Income. As a result of the factors described above, Station Operating Income decreased $4.2 million, or 14.4%, to $25.0 million for the three months ended September 30, 2009, compared to $29.2 million for the three months ended September 30, 2008.
Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, including non-cash stock compensation, gain on exchange of assets or stations, impairment of goodwill and intangible assets and cost associated with the terminated transaction. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with U.S. GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude gain on assets or stations and terminated transaction costs due to the temporary nature of such gains. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation and impairment of goodwill and intangible assets from the measure as they do not represent cash payments for activities related to the operation of the stations.
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

Station Operating Income is not a recognized term under U.S. GAAP and does not purport to be an alternative to operating income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Station Operating Income is not intended to be a measure of free cash flow available for dividends, reinvestment in our business or other Company discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Station Operating Income should be viewed as a supplement to, and not a substitute for, results of operations presented on the basis of U.S. GAAP. We compensate for the limitations of using Station Operating Income by using it only to supplement our U.S. GAAP results to provide a more complete understanding of the factors and trends affecting our business than U.S. GAAP results alone. Station Operating Income has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Moreover, because not all companies use identical calculations, these presentations of Station Operating Income may not be comparable to other similarly titled measures of other companies.
Reconciliation of Non-U.S. GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, in thousands):

	For the Three Months		Dollar	Percent
	Ended September 30,		Change	Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Operating (loss)/income	$(160,054)	$21,031	$(181,085)	-861.0%
Depreciation and amortization	2,650	2,965	(315)	-10.6%
LMA fees	595	71	524	738.0%
Corporate general and administrative (including non-cash stock compensation)	5,676	5,006	670	13.4%
Impairment of goodwill and intangible assets	173,085	—	173,085	100.0%
Realized loss on derivative instrument	3,016	—	3,016	100.0%
Costs associated with terminated transaction	—	82	(82)	-100.0%

Station operating income	$24,968	$29,155	$(4,187)	-14.4%

Nine Months Ended September 30, 2009 Versus the Nine Months Ended September 30, 2008
Net Revenues. Net revenues decreased $50.1 million or 21.2% to $186.4 million for the nine months ended September 30, 2009 compared to $236.5 million for the nine months ended September 30, 2008, primarily due to the impact the current economic recession has had across our entire station platform. We believe that while this negative trend will continue through the fourth quarter of 2009, the rate of decline should begin to become less severe sometime during the fourth quarter. However, a more specific projection is extremely difficult to provide at this time as one of the new trends we have noticed is a significant decrease in the lead time with respect to writing sales orders. Prior to the current economic crisis, the majority of radio station adverting inventory was being sold three to six months prior to being run on the air. Recently, we have noted that a much larger portion of our inventory is being sold in the quarter it is being aired. At this time it is unknown if this trend will be permanent or represent a short term change. We believe this new trend represents, for some of our clients, their increased scrutiny over their advertising budgets and cash management in response to the current economic crisis.
Station Operating Expenses Excluding Depreciation, Amortization and LMA Fees. Station operating expenses excluding depreciation, amortization and LMA fees decreased $33.2 million, or 21.4%, to $121.7 million for the nine months ended September 30, 2009 from $154.9 million for the nine months ended September 30, 2008, primarily due to our continued efforts to contain operating costs such as employee reductions, a mandatory one week furlough, and continued scrutiny of all operating expenses. We will continue to monitor all our operating costs as well as implement additional cost saving measures as necessary, such as further employee reductions or furloughs, in an attempt to remain in compliance with current and future covenant requirements.
Depreciation and Amortization. Depreciation and amortization decreased $1.0 million, or 10.9%, to $8.4 million for the nine months ended September 30, 2009, compared to $9.4 million for the nine months ended September 30, 2008 resulting from a decrease in our asset base due to assets becoming fully depreciated coupled with a decrease in capital expenditures.
LMA Fees. LMA fees totaled $1.8 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.
Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses increased $1.1 million, or 8.1%, to $15.7 million for the nine months ended September 30, 2009, compared to $14.6 million for the nine months ended September 30, 2008, primarily due to non-recurring severance costs and other professional fees associated with corporate restructuring of approximately $0.6 million, an increase of $1.4 million in professional fees associated with our defense of certain lawsuits, deal fees associated with an asset exchange and our bank amendment, a $1.2 million increase in franchise taxes, offset by a $1.8 million decrease in non-cash stock compensation with the remaining $0.3 million decrease attributable to our cost containment initiatives.
Realized Loss on Derivative Instrument. During the nine months ended September 30, 2009 we recorded a charge of $3.0 million related to marking the Green Bay Option (“Green Bay Option” or “the Option”) to market. We entered into the option agreement in conjunction with asset exchange in the second quarter of 2009 and as such, there is no amount related to the Green Option recorded in the 2008 Condensed Consolidated Statements of Operations. The Option declined in value primarily due to the continued decline in the market operating results.
As of September 30, 2009, we believe the fair value of the Green Bay Option could materially diverge between now and the ultimate settlement or maturity date due to: 1) material changes in the operating results and cash flows, 2) material changes in market multiples on radio stations and 3) significant change in macro economic factors such as, the likelihood that the capital markets will be significantly more liquid.
Impairment of Goodwill and Intangible Assets. We recorded approximately $173.1 million of charges related to the impairment of goodwill and intangible assets for the nine months ended September 30, 2009. The impairment loss in connection with our review of broadcasting licenses and goodwill during the third quarter of 2009 (see Note 13 in the accompanying notes to the financial statements that accompany this report), was primarily due to an increase in the discount rate used, a decrease in station transaction multiples, and a decrease in advertising revenue growth projections for the broadcasting industry.
Gain Exchange of Stations. During the second quarter of 2009 we completed an exchange transaction with Clear Channel Communications to swap five of our radio stations in Green Bay, Wisconsin for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with this transaction, we recorded a gain of approximately $7.2 million during the second quarter. We did not complete any similar transactions in the prior year.

Costs Associated With Terminated Transaction. We did not incur any costs associated with a terminated transaction for the nine months ended September 30, 2009 as compared to $2.0 million in 2008. These costs were attributable to a going-private transaction that was terminated in May 2008.
Non-operating (Income) Expense. Interest expense, net of interest income decreased by $2.9 million, to $25.0 million expense for the nine months ended September 30, 2009 as compared with $27.9 million expense for the nine months ended September 30, 2008. Interest expense associated with outstanding debt, decreased by $11.2 million to $15.0 million as compared to $26.2 million in the prior year’s period, primarily due to lower average levels of bank debt, as well as, a decrease in the interest rates associated with our debt. This decrease was offset by a $9.7 million increase in the yield-adjustment associated with our interest rate swap due to a decrease in the LIBOR rate. We fixed $400.0 million of our term loan assuming interest rates would continue to increase however, in light of the economic crisis our borrowing rates have significantly decreased and remained extremely low. Thus, this fluctuation in the derivative increased our interest expense. The following summary details the components of our interest expense, net of interest income (in thousands):

	For the Nine Months
	Ended September 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Bank Borrowings — term loan and revolving credit facilities	$15,008	$26,224	$(11,216)	-42.8%
Bank Borrowings yield adjustment — interest rate swap arrangement	9,667	(74)	9,741	-13163.5%
Change in fair value of interest rate swap agreement	(3,043)	581	(3,624)	-623.8%
Change in fair value of interest rate option agreement	2,178	1,454	724	49.8%
Other interest expense	1,238	611	627	102.7%
Interest income	(58)	(873)	815	-93.4%

Interest expense, net	$24,990	$27,923	$(2,933)	-10.5%

Income Taxes. We recorded income tax benefit of $22.0 million for the nine months ended September 30, 2009, compared to an income tax expense of $11.8 million for the nine months ended September 30, 2008. The change in the effective tax rate during 2009 as compared to 2008 is primarily due to the impact of the deferred taxes recorded in conjunction with the impairment charge taken during the third quarter of 2009.
Station Operating Income. As a result of the factors described above, Station Operating Income decreased $16.8 million, or 20.6%, to $64.8 million for the nine months ended September 30, 2009, compared to $81.6 million for the nine months ended September 30, 2008.
Reconciliation of Non-U.S. GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying unaudited condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, in thousands):

	For the Nine Months
	Ended September 30,		Dollar Change	Percent Change
	2009	2008	2009 vs. 2008	2009 vs. 2008

Operating (loss)/income	$(130,042)	$55,064	$(185,106)	-336.2%
Depreciation and amortization	8,365	9,386	(1,021)	-10.9%
LMA fees	1,792	571	1,221	213.8%
Corporate general and administrative (including non-cash stock compensation)	15,741	14,562	1,179	8.1%
Gain on exchange of assets or stations	(7,204)	—	(7,204)	-100.0%
Realized loss on derivative instrument	3,016	—	3,016	100.0%
Impairment of goodwill and intangible assets	173,085	—	173,085	100.0%
Costs associated with terminated transaction	—	1,975	(1,975)	-100.0%

Station operating income	$64,753	$81,558	$(16,805)	-20.6%

Liquidity and Capital Resources
Historically, our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A Common Stock, and interest and debt service payments. In the short term, we expect that our principal future need for funds will include the funding of station operating expenses, stock repurchases, corporate general and administrative expenses and interest and debt service payments. In addition, in the long term, we expect that our funding needs will include future acquisitions and capital expenditures associated with maintaining our station and corporate operations and implementing HD Radio TM technology.

Our principal sources of funds for these requirements have been cash flow from operating activities and borrowings under our credit facilities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancing our credit approval process. As discussed further below, borrowings under our senior secured credit facilities are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. In addition, pursuant to the June 2009 amendment to the Credit Agreement, we are required to repay 100% Excess Cash Flow (as defined in the Credit Agreement) on a quarterly basis beginning September 30, 2009 through December 31, 2010, while maintaining a minimum balance of $7.5 million of cash on hand. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of September 30, 2009, that cash on hand and cash expected to be generated from operating activities and, if necessary, financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations through September 30, 2010. However, given the uncertainty of the markets’ cash flows and the impact of the current recession on guarantors, there can be no assurance that cash generated from operations will be sufficient, or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.
For the nine months ended September 30, 2009, net cash provided by operating activities decreased $33.0 million to $21.3 million from net cash provided by operating activities of $54.2 million for the nine months ended September 30, 2008. The decrease was primarily attributable to a $166.0 million decrease in income from operations, the absence in 2009 of a $15.0 million terminated transaction fee received in 2008, with the remaining change primarily attributable to the timing of certain payments.
For the nine months ended September 30, 2009, net cash used in investing activities decreased $4.4 million to $1.8 million from net cash used in investing activities of $6.2 million for the nine months ended September 30, 2008. The decrease is primarily due to a $3.3 million decrease in capital expenditures and a $1.0 million decrease in the purchase of intangible assets.
For the nine months ended September 30, 2009, net cash used in financing activities increased $34.2 million to $53.2 million compared to net cash used in financing activities of $19.0 million during the nine months ended September 30, 2008. The increase is primarily due to repayments of borrowings outstanding under our credit facilities and bank amendment fees paid in conjunction with the bank amendment finalized during the second quarter.
Consideration of Recent Economic Developments
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. In November 2008, Moody’s credit rating agency downgraded our debt rating from B2 to Caa. The downgrade did not impact us with regard to our Credit Agreement since it does not contain any covenants or requirements with regard to our credit rating. In consideration of current and projected market conditions, overall advertising volume is expected to continue to decline. Therefore, in conjunction with the development of the 2009 business plan, management continues to assess the impact of recent market developments on a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, management refined the 2009 business plan during the third quarter to incorporate a reduction in forecasted 2009 revenues and cost reductions implemented in the fourth quarter 2008 and during the first nine months of 2009 to mitigate the impact of our anticipated decline in 2009 revenue.
Management believes that we will continue to be in compliance with all of our applicable debt covenants through at least September, 30, 2010, based upon actions we have already taken, which include: (i) the June 29, 2009 amendment to our Credit Agreement, the purpose of which was to provide certain covenant relief through 2010 (see “—Senior Secured Credit Facilities”), (ii) employee reductions coupled with a mandatory one-week furlough during the second quarter of 2009, (iii) a new sales initiative implemented during the first quarter of 2009, the goal of which is to increase advertising revenues by re-engineering our sales techniques through enhanced training of our sales force, and (iv) continued scrutiny of all operating expenses. While several of these actions have immediate, measurable impacts on our financial condition, others, like the sales initiative, do not, so we cannot determine at this time if their impact will effectively reverse or mitigate the revenue decline. However, we will continue to monitor our revenues and cost structure closely and if revenues decline greater than the forecasted decline from 2008 or if we exceed planned spending, we may take further actions as needed in order to maintain compliance with our debt covenants under the Credit Agreement. These actions may include the implementation of additional operational synergies, renegotiation of major vendor contracts, deferral of capital expenditures, and sale of non-strategic assets.

Senior Secured Credit Facilities
On June 29, 2009, we entered into an amendment to the Credit Agreement with Bank of America, N.A., as administrative agent, and the lenders party thereto.
As amended, the Credit Agreement maintains the preexisting term loan facility of $750 million, which had an outstanding balance of approximately $647.9 million on June 29, 2009, the date of the amendment, and reduces the preexisting revolving credit facility from $100 million to $20 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.
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
The Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The term loan facility will mature on June 11, 2014. The revolving credit facility will mature on June 7, 2012
Borrowings under the term loan facility and revolving credit facility will bear interest, at our option, at a rate equal to LIBOR plus 4.00% or the Alternate Base Rate (defined as the higher of the Bank of America, N.A. Prime Rate and the Federal Funds rate plus 0.50%) plus 3.00%. Once we reduce the term loan facility by $25 million through mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, borrowings will bear interest, at the our option, at a rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once we reduce the term loan facility by $50 million through mandatory prepayments of Excess Cash Flow, as described below, borrowings will bear interest, at our option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
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
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended;

•	during the Covenant Suspension Period, we must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60 million for fiscal quarters through March 31, 2010, increasing incrementally to $66 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	we are restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	we may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments, during the Covenant Suspension Period (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	we must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.
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
As discussed above, our covenants for the period ended September 30, 2009 are as follows:
•	a minimum trailing twelve month consolidated EBITDA of $60 million;

•	a $7.5 million minimum cash on hand, and

•	a limit on annual capital expenditures.
The trailing twelve month consolidated EBITDA and cash on hand at September 30, 2009 were $75.4 million and $19.2 million, respectively.
If we had been unable to secure the June 2009 amendments to the Credit Agreement, so that the total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the period ended September 30, 2009 would have been as follows:
•	a maximum total leverage ratio of 8.00:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.
At September 30, 2009, our total leverage ratio was 8.57:1 and our fixed charge coverage ratio was 1.65:1. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be a maximum of 6.5:1 and the fixed charge coverage ratio covenant will be a minimum of 1.20:1.
Management believes we will continue to be in compliance with all of our debt covenants through at least September 30, 2010 based upon actions taken as discussed in “—Consideration of Recent Economic Developments.” Although we have negotiated relief from the total leverage ratio and fixed charge coverage ratio, there can be no assurance that we will be able to obtain an additional waiver or amendment to, or refinancing of, the Credit Agreement should additional waivers, amendments or refinancings become necessary to remain in compliance with our covenants in the future. In the event we do not maintain compliance with the applicable covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions. Failure to comply with the financial covenants or other terms of the Credit Agreement and failure to negotiate relief from the our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.
Although we were able to obtain the amendment to the Credit Agreement that provided relief with regard to certain restrictive covenants, including the fixed charge coverage ratio and total leverage ratio, there can be no assurance that we will be able to obtain an additional waiver or amendment to, or refinancing of, the Credit Agreement should additional waivers, amendments or refinancings become necessary to remain in compliance with its covenants in the future. In the event the Company does not maintain compliance with the applicable covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions. Failure to comply with the financial covenants or other terms of the Credit Agreement and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.
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
Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of our goodwill and certain intangible assets at least annually for impairment and charge any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair market value. For the nine months ended September 30, 2009 and 2008, we recorded impairment charges of $173.1 million and $0.0 million, respectively, and for the year ended December 31, 2008, we recorded impairment charges of approximately $498.9 million, in each case in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of September 30, 2009, we had $220.8 million in intangible assets and goodwill, which represented approximately 65.2% of our total assets.
Generally, we perform our annual impairment tests for goodwill and indefinite-lived intangibles during the fourth quarter. The annual impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macro-economic factors, including market multiples at the time the impairment tests are performed. In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and may be required to record material impairment charges prior to the fourth quarter of 2009. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. As part of its overall planning associated with the testing of goodwill, we have determined that our geographic markets are the appropriate unit of accounting.
During the third quarter of 2009, we reviewed the events and circumstances detailed in ASC 350-20 to determine if an interim test of impairment of goodwill might be necessary. In July 2009, we revised our revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to the current economic conditions. As a result of these conditions, we determined it was appropriate and reasonable to conduct an interim impairment analysis.
The assumptions used in estimating the fair values of the reporting units are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
Step 1 Goodwill Test
In performing our interim impairment testing of goodwill, the fair value of each market was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the restatement of these cash flows into their present value equivalent via a discount rate. An approximate eight-year projection period was used to derive operating cash flow projections from a market participant level. Assumptions regarding future audience shares and revenue shares were made in reference to actual historical performance. Future operating expenses were then projected and operating profits derived, which were combined with working capital additions and capital expenditures to determine operating cash flows.
We then performed the Step 1 test and compared the fair value of each market to its book net assets as of August 31, 2009. For markets where a Step 1 indicator of impairment exists, we then performed Step 2 test in order to determine if goodwill was impaired on any of our markets.
We then determined that, based on our Step 1 goodwill test, the fair value of 1 of our 16 markets containing goodwill balances was below its carrying value. For the remaining markets, since no impairment indicator existed and we determined that goodwill was appropriately stated, as of August 31, 2009.

Step 2 Goodwill Test
As required by the Step 2 test, we prepared an allocation of the fair value of the market as if the market was acquired in a business combination. The presumed “purchase price” utilized in the calculation is the fair value of the market determined in the Step 1 test. The results of the Step 2 test and the calculated impairment charge follows (in thousands):

	Reporting Unit	Implied Goodwill	08-31-09 Goodwill
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 37	$15,006	$9,754	$11,511	$1,757

The following table provides a breakdown of the goodwill balances as of September 30, 2009, by market:

Market ID	Goodwill Balance

Market 7	$3,827
Market 8	3,726
Market 11	13,847
Market 59	1,600
Market 17	2,450
Market 19	1,672
Market 26	2,068
Market 27	1,022
Market 30	5,684
Market 35	1,150
Market 36	712
Market 37	9,754
Market 48	1,478
Market 51	4,284
Market 56	2,585
Market 57	1,966

$57,827

To validate our conclusions and determine the reasonableness of the impairment charge related to goodwill, we:
•	conducted an overall reasonableness check of our fair value calculations by comparing the aggregate, calculated fair value of our markets to our market capitalization as of August 31, 2009;

•	prepared a market fair value calculation using a multiple of Adjusted EBITDA as a comparative data point to validate the fair values calculated using the discounted cash-flow approach;

•	reviewed the historical operating performance of each market with impairment;

•	reviewed the facts surrounding the acquisition of the impaired market, including original, implied acquisition Station Operating Income multiple; and

•	performed a sensitivity analysis on the overall fair value and impairment evaluation.
The discount rate employed in the market fair value calculation ranged between 12.4% and 12.7%. It is believed that the 12.4% to 12.7% discount rate range was appropriate and reasonable for goodwill purposes due to the resulting implied 7.9 times exit multiple (i.e. equivalent to the terminal value).
Post 2009, we projected a median annual revenue growth of 2.2% and median annual operating expense to increase at a growth rate of 1.7%. We derived projected expense growth based primarily on the stations’ historical financial performance and expected future revenue growth. Based on current market and economic conditions and our historical knowledge of the markets, we were comfortable with the eight-year forecast of Station Operating Income by market.
As compared with the market capitalization value of $536.8 million as of August 31, 2009, the aggregate fair value of all markets of approximately $604.0 million was approximately $67.2 million, or 12.52%, higher than market capitalization.
Key data points included in the market capitalization calculation were as follows:
•	shares outstanding as of August 31, 2009: 41.6 million;

•	average closing price of our Class A Common Stock over 30 days: $1.40 per share; and

•	debt discounted by 26% (gross $647.9 million, net $479.4 million).
Based on these calculations, we concluded that the markets are receiving a control premium over the calculated enterprise value.
Utilizing the above analysis and data points, we concluded the fair values of our markets, as calculated, are appropriate and reasonable.
Indefinite Lived Intangibles (FCC Licenses)
We perform our annual impairment testing of indefinite lived intangibles (our FCC licenses) during the fourth quarter and more frequently if events or circumstances indicate that the asset may be impaired. Consistent with the guidance set forth in ASC 350-30, we have combined all of our broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite lived intangibles test, we determined that our geographic markets are the appropriate unit of accounting for the broadcast license impairment testing.
In August 2009, we reviewed the impairment indicators detailed in ASC 350-20, Property Plant and Equipment, for potential issues or circumstances that might require us to test our FCC licenses assets for impairment on an interim basis. In July 2009, we revised our revenue forecast downward from December 31, 2008 due to the sustained decline in revenues for 2009 attributable to the current economic conditions. As a result of these conditions, we determined it was appropriate and reasonable to conduct an interim impairment analysis.

For the nine months ended September 30, 2009, we determined that the carrying value of certain reporting units’ FCC licenses exceeded their fair values. Accordingly, we recorded an impairment charge of $171.3 million, as reflected in the Unaudited Condensed Consolidated Statement Operations, to reduce the carrying value of these assets.
We note that the following considerations, as cited by the EITF task force, continue to apply to the FCC licenses:
•	In each market, the broadcast licenses were purchased to be used as one combined asset.

•	The combined group of licenses in a market represents the “highest and best use of the assets.”

•	Each market’s strategy provides evidence that the licenses are “complementary.”
For the interim impairment test we utilized the three most widely accepted approaches in conducting our appraisals: (1) the cost approach, (2) the market approach, and (3) the income approach. In conducting the appraisals, we conducted a thorough review of all aspects of the assets being valued.
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
We relied on both the income and market approaches for the valuation of the FCC licenses, with the exception of certain AM and FM stations that have been valued using the cost approach. We estimated this replacement value based on estimated legal, consulting, engineering, and internal charges to be $25,000 for each FM station. For each AM station the replacement cost was estimated at $25,000 for a station licensed to operate with a one-tower array and an additional charge of $10,000 for each additional tower in the station’s tower array.
The estimated fair values of the FCC licenses represent the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties (i.e. other than in a forced or liquidation sale).
A basic assumption in our valuation of these FCC licenses was that these radio stations were new radio stations, signing on-the-air as of the date of the valuation, August 31, 2009. We assumed the competitive situation that existed in those markets as of that date, except that these stations were just beginning operations. In doing so, we bifurcated the value of going concern and any other assets acquired, and strictly valued the FCC licenses.
We estimated the values of the AM and FM licenses, combined, through a discounted cash flow analysis, which is an income valuation approach. In addition to the income approach, we also reviewed recent similar radio station sales in similarly sized markets.
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
We discounted the net free cash flows using an appropriate after-tax average weighted cost of capital ranging between approximately 12.7% and 13.0% and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, we estimated a perpetuity value, and then discounted to present values, as of the valuation date.
We performed one discounted cash flow analysis for each market. For each market valued we analyzed the competing stations, including revenue and listening shares for the past several years. In addition, for each market we analyzed the discounted cash flow valuations of its assets within the market. Finally, we prepared a detailed analysis of sales of comparable stations.
The first discounted cash flow analysis examined historical and projected gross radio revenues for each market.

In order to estimate what listening audience share and revenue share would be expected for each station by market, we analyzed the Arbitron audience estimates over the past two years to determine the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often we made adjustments to the listening share and revenue share based on its stations’ signal coverage of the market and the surrounding area’s population as compared to the other stations in the market. Based on management’s knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:
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
In addition, we performed the following sensitivity analyses to determine the impact of a 1% change in certain variables contained within the impairment model:

Assumption Change	Result

1% decline in revenue growth rates	Approximately $80.4 million increase in license impairment
1% decline in Station Operating Income	Approximately $15.8 million increase in license impairment
1% increase in discount rate	Approximately $32.6 million increase in license impairment
Generally, we prepare a sensitivity analysis on markets for which the analysis indicated no impairment by applying a hypothetical 10%, 15%, or 20% decrease in the fair value of the broadcast licenses. However, when we performed the impairment test for broadcast licenses this quarter every market indicated impairment and therefore the sensitivity analysis was not performed. After federal and state taxes are subtracted, net free cash flows were reduced for working capital. According to recent editions of Risk Management Association’s Annual Statement Studies, over the past five years, the typical radio station has an average ratio of sales to working capital of 7.56. In other words, approximately 13.2% of a typical radio station’s sales go to working capital. As a result, we have allowed for working capital in the amount of 13.2% of the station’s incremental net revenues for each year of the projection period. After subtracting federal and state taxes and accounting for the additions to working capital, we determined net free cash flows.
In connection with the elimination of amortization of broadcast licenses upon the adoption of ASC 350, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have a valuation allowance of approximately $268.7 million as of September 30, 2009 based on our assessment of whether it is more likely than not these deferred tax assets related to our net operating loss carry-forwards (and certain other deferred tax assets) will be realized. Should we determine that we would be able to realize all or part of these net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.
Impact of Current Economic Environment on the Analysis
The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. As such, revenue projections for the industry were down, which impacted our calculation by virtue of reducing our future cash flows, resulting in a proportionate reduction in our discounted cash-flow valuation. Likewise, the combination of a decline in current revenues and future projected revenues coupled with frozen capital market’s have contributed significantly to a decline in deals to acquire or sell companies within the industry, the result of which has been a compression in the multiples on the radio station transactions that have been completed in the past year. In the aggregate, these recent economic developments have resulted in significant downward pressures on valuations across the radio industry as a whole. Therefore, as a company that has experienced significant synthetic growth at historically greater multiples than those currently utilized in our valuation model, we are experiencing relatively large write-downs associated with our impairment calculation.

Stock-based Compensation
Stock-based compensation expense recognized under ASC 718, Compensation — Share-Based Payment (“ASC 718”), for the three and nine months ended September 30, 2009 and 2008, was $0.9 million, $1.0 million, $2.1 million and, $3.9 million, respectively, before income taxes. Upon adopting ASC 718, for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For restricted stock awards with performance conditions, we have evaluated the probability of vesting of the awards at each reporting period and have adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2009, 38.1% of our long-term debt bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of total borrowings and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.6 million and $4.8 million for the three and nine months ended September 30, 2009, respectively. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward starting interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period commencing March 2006 and on May 11, 2009 Bank of America, N.A. exercised their option to extend the swap an additional two years to mature on March 13, 2011. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $246.0 million from the effective interest rate schedule of borrowings outstanding at September 30, 2009 that are not subject to the interest rate swap, and assuming a one percentage point change in the average interest rate under the remaining borrowings, it is estimated that our interest expense and net income would have changed by $0.6 million and $1.8 million for the three and nine months ended September 30, 2009, respectively.
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

Item 4. Controls and Procedures
We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer (“CEO”) and our Executive Vice President, Treasurer and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that, as a result of the previously disclosed material weakness in our internal control over financial reporting described in our annual report on Form 10-K for the year ended December 31, 2008 and further described below, our disclosure controls and procedures were not effective as of September 30, 2009. Because we believe that the maintenance of reliable financial reporting is a prerequisite to our ability to submit or file complete disclosures in our Exchange Act reports on a timely basis, our management determined that the material weakness caused our disclosure controls and procedures to not be effective.
In connection with the preparation and completion of our 2008 annual financial statements, we identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2008:
We did not maintain a sufficient complement of personnel with the level of financial accounting technical expertise necessary to facilitate an effective review of certain corporate accounting transactions. As a result of this deficiency, we did not timely identify a computational error related to the fair value mark-to-market adjustment on the Company’s interest rate swap instrument. This deficiency resulted in an adjustment identified by our independent registered public accounting firm to the consolidated financial statements as of December 31, 2008 to correct an overstatement of interest expense and accrued liabilities. Additionally, this control deficiency could result in misstatements that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, we determined that this control deficiency constituted a material weakness.
Changes in Internal Control over Financial Reporting
We have taken several steps to remediate the material weakness described above and are now in the process of testing the effectiveness of our efforts. In addition to the remediation efforts we implemented in the quarter ended June 30, 2009, in the quarter ended September 30, 2009, we eliminated the position of Vice President, Corporate Controller and created a new, more senior position, Vice President, Chief Accounting Officer and Corporate Controller (and, as previously reported, appointed Linda A. Hill to the office); we hired a full-time Director of Internal Audit; and we reorganized the division of duties and reporting requirements for the finance and accounting department generally. We expect to complete the testing of these remediation efforts no later than December 31, 2009. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 11, 2008, Qantum Communications Corporation (“Qantum”) filed a counterclaim in a foreclosure action we initiated in the Okaloosa County, Florida Circuit Court. Our action was designed to collect a debt owed to us by Star Broadcasting (“Star”), the owner of radio station WTKE (FM) in Holt, Florida. In its counterclaim, Qantum alleged that we tortuously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to us that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with us). The counterclaim did not specify the damages Qantum was seeking. We did not and do not believe that the counterclaim has merit, and, because there was no specification of damages, we did not believe at the time that the counterclaim would have a material adverse effect on our overall financial condition or results of operations even if the court were to determine that the claim did have merit. In August 2009, Qantum provided us with a report that estimated that Qantum had allegedly incurred approximately $8.7 million in compensatory damages. Our liability would be increased if Qantum is able to secure punitive damages as well.
We continue to believe that Quantum’s counterclaim against us has no merit, we have denied the allegations and are vigorously defending against the counterclaim. However, if the court were to find that we did tortuously interfere with Qantum’s contract and that Quantum is entitled to the compensatory damages estimated by its expert as well as punitive damages, the result could have a material adverse effect on our overall financial condition or results of operations.
Item 1A. Risk Factors
In addition to the risk factor described below, Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2008, and Part II, Item 1A, “Risk Factors,” in our quarterly report on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, for information regarding other factors that could affect our results of operations, financial condition and liquidity.
We have written off, and could in the future be required to write off, a portion of the fair market value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.

As of December 31, 2008, our FCC licenses and goodwill comprised 70.7% of our assets. Each year, we are required by ASC 350 to assess the fair value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. In the fourth quarter 2008, 2007, and 2006 we recorded impairment charges of approximately $498.9 million, $230.6 million, and $63.4 million, respectively, in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair values. In addition, we are required to asses the fair value of goodwill and intangible assets, including broadcast licenses, on an interim basis if events or circumstances indicate that an impairment may exist. Accordingly, for the third quarter of 2009 we recorded an impairment charge of approximately $173.1 million in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair values. During the third quarter of 2007 we recorded approximately $81.3 million in impairment charges in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the three months ended September 30, 2009, we did not purchase any shares of our Class A Common Stock.
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

CUMULUS MEDIA INC.
Date: November 3, 2009	By:	/s/ Joseph Patrick Hannan
Joseph Patrick Hannan
Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.