Form 10-K
period 2009-12-31
CUMULUS MEDIA INC
filed 2010-03-03
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38.8 million, based on 41,715,040 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ Global Select Market of $0.93 on that date. As of February 25, 2010, the registrant had outstanding 41,616,573 shares of common stock consisting of (i) 35,162,511 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2009

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

We also use the term “joint sales agreement” (“JSA”) in several places in this report. A typical JSA is an agreement that authorizes one party or station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime).

Unless otherwise indicated:

•	we obtained total radio industry listener and revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm;

•	we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on, for an individual market, either the Arbitron Market Report, referred to as Arbitron’s Market Report, or the Nielsen Market Report, referred to as Nielsen’s Market Report; and

•	all dollar amounts are rounded to the nearest million, unless otherwise indicated.

The term “Station Operating Income” is used in various places in this document. Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses (including non-cash stock compensation), gain on exchange, impairment of goodwill and intangible assets, and costs associated with the terminated transaction. Station operating income is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Station Operating Income isolates the amount of income generated solely by our stations and assists management in evaluating the earnings potential of our station portfolio. In deriving this measure, we exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude terminated transaction costs due to the temporary nature of such costs. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation and impairment of goodwill and intangible assets from the measure as they do not represent cash payments for activities related to the operation of the stations.

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

Company Overview

We own and operate FM and AM radio station clusters serving mid-sized markets throughout the United States. Through our investment in Cumulus Media Partners, LLC (“CMP”), described below, we also operate radio station clusters serving large-sized markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2009, we owned and operated 314 radio stations (including LMAs) in 59 mid-sized United States media markets and operated the 30 radio stations in 9 markets, including San Francisco, Dallas, Houston and Atlanta that are owned by CMP. Under LMAs, we currently provide sales and marketing services for 12 radio stations in the United States in exchange for a management or consulting fee. In summary, we own and operate, directly or through our investment in CMP, a total of 344 stations in 67 United States markets.

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

Our Mid-Market Focus . . .

Historically, our strategic focus has been on mid-sized markets throughout the United States. Relative to the 50 largest markets in the United States, we believe that mid-sized markets represent attractive operating environments and generally are characterized by:

•	a greater use of radio advertising as evidenced by the greater percentage of total media revenues captured by radio than the national average;

•	rising advertising revenues, as the larger national and regional retailers expand into these markets;

•	small independent operators, many of whom lack the capital to produce high-quality locally originated programming or to employ more sophisticated research, marketing, management and sales techniques;

•	lower overall susceptibility to economic downturns; and

•	less exposure to emerging competitive technologies.

Among the reasons we have historically focused on such markets is our belief that these markets are characterized by a lower susceptibility to economic downturns. Our belief stems from historical experience that indicates that during recessionary times these markets have tended to be more resilient to economic declines. In addition, these markets, as compared to large markets, are characterized by a higher ratio of local advertisers to national advertisers and a larger number of smaller-dollar customers, both of which lead to lower volatility in the face of changing macroeconomic conditions. We believe the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, created significant opportunities for growth from the formation of groups of radio stations within these markets. We capitalized on those opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in those markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, as of December 31, 2009 there were 9,630 FM and 4,790 AM stations in the United States.

. . . and Our Large-Market Opportunities

Although our historical focus has been on mid-sized radio markets in the United States, we recognize that the large-sized radio markets can provide an attractive combination of scale, stability and opportunity for future growth. According to BIA, these markets typically have per capita and household income, and expected household after-tax effective buying income growth, in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of radio advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. In recognition of this, in October 2005, we announced the formation of CMP, a private partnership created by Cumulus and affiliates of Bain Capital Partners LLC, The Blackstone Group and Thomas H. Lee Partners, L.P., and in May 2006 acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) for approximately $1.2 billion. The group of CMP stations currently consists of 30 radio stations in 9 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Louisville, Indianapolis and York, Pennsylvania.

Strategy

We are focused on generating internal growth through improvement in Station Operating Income for the portfolio of stations we operate, while enhancing our station portfolio and our business as a whole, through the acquisition of individual stations or clusters that satisfy our acquisition criteria.

Operating Strategy

Our operating strategy has the following principal components:

•	achieve cost efficiencies associated with common infrastructure and personnel and increase revenue by offering regional coverage of key demographic groups that were previously unavailable to national and regional advertisers;

•	develop each station in our portfolio as a unique enterprise, marketed as an individual, local brand with its own identity, programming content, programming personnel, inventory of time slots and sales force;

•	use audience research and music testing to refine each station’s programming content to match the preferences of the station’s target demographic audience, in order to enrich our listeners’ experiences by increasing both the quality and quantity of local programming;

•	position station clusters to compete with print and television advertising by combining favorable advertising pricing with diverse station formats within each market to draw a larger and broader listening audience to attract a wider range of advertisers;

•	create standardization across the station platform where possible by using best-in-class practices and evaluate effectiveness using real-time reporting enabled by our proprietary technologies; and

•	use our national scale and unique communities of listeners to create new digital media properties and e-commerce opportunities.

Acquisition Strategy

Our acquisition strategy has the following principal components:

•	assemble leading radio station clusters in mid-sized markets by taking advantage of their size and fragmented nature of ownership;

•	acquire leading stations where we believe we can cost-effectively achieve a leading position in terms of signal coverage, revenue or audience share and acquire under-performing stations where there is significant potential to apply our management expertise to improve financial and operating performance;

•	reconfigure our existing stations, or acquire new stations, located near large markets, that based on an engineering analysis of signal specifications and the likelihood of receiving FCC approval, can be redirected, or “moved-in”, to those larger markets; and

•	conduct ongoing evaluations of our station portfolio and seek out opportunities in the marketplace to upgrade clusters through station swaps with other radio broadcasters.

Our acquisition strategy is influenced by certain factors including economic conditions, pricing multiples of potential acquisitions and the ability to consummate acquisitions under the terms of the Credit Agreement governing our senior secured credit facility.

As a result of the 2009 amendment to our Credit Agreement (as described below), we are prohibited from acquiring any additional stations or making any otherwise permitted investments throughout the covenant suspension period ending March 31, 2011.

Highlights during 2009

Economic Developments

The current economic crisis has reduced demand for advertising in general, including advertising on our radio stations. In consideration of current and projected market conditions, we expect that overall advertising revenues will have no growth at least through the first quarter of 2010 with single digit growth in certain categories throughout the remainder of 2010. Therefore, in conjunction with the development of the 2010 business plan, we assessed the impact of the current year market developments in a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we have forecasted maintaining cost reductions achieved in 2009 with no significant increases in 2010.

2009 Amendment to the Credit Agreement

On June 29, 2009, we entered into an amendment to the credit agreement governing our senior secured credit facility. The credit agreement, as amended, is referred to herein as the “Credit Agreement”. The Credit Agreement maintains the preexisting term loan facility of $750 million, which, as of December 31, 2009, had an outstanding balance of approximately $636.9 million, and reduces the preexisting revolving credit facility from $100 million to $20 million. Additional facilities are no longer permitted under the Credit Agreement.

We believe that we will continue to be in compliance with all of our debt covenants through at least December 31, 2010, based upon actions we have already taken, which included: (i) the amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010, (ii) employee reductions of 16.5% in 2009 coupled with a mandatory one-week furlough during the second quarter of 2009, (iii) a new sales initiative implemented during the first quarter of 2009, which we believe will increase advertising revenues by re-engineering our sales techniques through enhanced training of our sales force and greater focus on expanding our customer base beyond traditional advertisers, and (iv) continued scrutiny of all operating expenses. We will continue to monitor our revenues and cost structure closely and if revenues do not achieve forecasted growth or if we exceed our planned spending, we may take further actions as needed in an attempt to maintain compliance with our debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, additional cost reductions, renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.

2009 Impairment of Goodwill and Intangible Assets

During the third quarter of 2009, we reviewed the triggering events and circumstances detailed in ASC 350-20, Property, Plant and Equipment, to determine if an interim test of impairment of goodwill might be necessary. In July 2009, we revised our revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to the current economic conditions. As a result of these conditions, we determined it was appropriate and reasonable to conduct an interim impairment analysis. In conjunction with the interim impairment analysis we recorded an impairment charge of approximately $173.1 million to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. In addition, as part of our annual impairment testing of goodwill conducted during the fourth quarter, we recorded an impairment charge of approximately $1.9 million to further reduce the carrying value of certain broadcast licenses and goodwill in certain markets to their respective fair market values. The additional impairment charge was primarily due to the changes in key variables incorporated in the discounted cash flow methodology and a larger-than-expected decline in overall operating results in those markets compared to management’s prior forecasts.

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

Acquisitions and Dispositions

Completed Acquisitions

Green Bay and Cincinnati Swap

On April 10, 2009, we completed an asset exchange agreement with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, we acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in consideration for five of our radio stations in the Green Bay, Wisconsin market. The exchange transaction provided us with direct entry into the Cincinnati market (notwithstanding our current presence in Cincinnati through our interest in CMP), which was ranked #28 at that time by Arbitron. Larger markets are generally desirable for national advertisers, and have large and diversified local business communities providing for a large base of potential advertising clients. The transaction was accounted for as a business combination in accordance with guidance for business combinations. The fair value of the assets acquired in the exchange was $17.6 million.

In conjunction with the exchange, we entered into an LMA with Clear Channel whereby we will provide programming, sell advertising, and retain operating profits for managing the five Green Bay radio stations. In consideration for these rights, we will pay Clear Channel a monthly fee of approximately $0.2 million over the term of the agreement. The term of the LMA is for five years, expiring December 31, 2013. Additionally, Clear Channel negotiated a written put option (“the “Green Bay Option”) that allows them to require us to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated prior to this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009).

WZBN-FM Swap

During the first quarter ended March 31, 2009, we completed a swap transaction pursuant to which we exchanged WZBN-FM, Camilla, Georgia, for W250BC, a translator licensed for use in Atlanta, Georgia, owned by Extreme Media Group. Radio One, Inc. filed petitions with the FCC seeking reconsideration of that agency’s approval of the swap. We ultimately entered into a settlement agreement with Radio One, Inc., who then filed a request asking the FCC to dismiss its reconsideration petitions. The FCC has granted that request. In any event, this transaction was not material to our results.

Pending Acquisitions

At the beginning of 2009, we had pending a swap transaction pursuant to which we would exchange one of our Fort Walton Beach, Florida radio stations, WYZB-FM, for another station then owned by Star Broadcasting, Inc. (“Star”), WTKE-FM. Specifically, the purchase agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. We filed applications with the FCC in 2005 to secure its approval of the swap, and the applications were challenged by Qantum Communications (“Qantum”), which has some radio stations in the market. Qantum asserted that it had a 2003 contract to acquire WTKE-FM from Star that Star’s termination of the agreement in April 2005 was void, and that Qantum’s contractual rights had priority over ours. Qantum also complained to the FCC that the swap would allegedly give us an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida against Star, and ultimately secured a court decision that required Star to sell the station to Qantum instead of us. That decision was affirmed on appeal of the United States Court of Appeals for the Eleventh Circuit, and on November 9, 2009, Qantum completed the acquisition of WTKE-FM. We therefore advised the FCC that we would not consummate our proposed acquisition of WTKE-FM.

Qantum’s challenge to the WTKE-FM assignment applications also included a challenge to our acquisition of WPGG-FM from Star, which was also reflected in applications filed with the FCC in May 2005. However, the FCC staff granted our application to acquire WPGG-FM, and we consummated that acquisition in August 2006. Qantum then appealed the staff’s decision to the full commission, and that appeal is still pending. Also still pending is Qantum’s appeal to the full commission of the FCC staff decision granting Star’s request to relocate WPGG-FM from Evergreen, Alabama to Shalimar, Florida (which is in the Fort Walton Beach market).

In addition at December 31, 2009, we had pending a swap transaction pursuant to which we would exchange our Canton, Ohio Station, WRQK-FM, for eight stations owned by Clear Channel in Ann Arbor, Michigan (WTKA-AM, WLBY-AM, WWWW-FM, WQKL-FM) and Battle Creek, Michigan (WBFN-AM, WBCK-FM, WBCK-AM and WBXX-FM). We will dispose of two of the AM stations in Battle Creek, WBCK-AM and WBFN-AM, simultaneously with the closing of the swap transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM will be placed in a trust for the sale of the station to an unrelated third party and WBFN-AM will be transferred to Family Life Broadcasting System.

Completed Dispositions

We did not complete any divestitures during 2009, other than as described above.

Acquisition Shelf Registration Statement

We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of

February 28, 2010, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72% to 87% according to the RAB. The trends in radio advertising revenue mirrored the deterioration in the current economic environment, yielding declining results over the last three years. In 2009, advertising revenues decreased 18%, after decreasing 9% in 2008 and 2% in 2007.

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

Our stations compete for advertising revenue with other terrestrial-based radio stations in the market (including low power FM radio stations that are required to operate on a noncommercial basis) as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as the Internet and satellite-based digital radio services. Such services reach nationwide and regional audiences with multi-channel, multi-format, digital radio services that have a sound quality equivalent to that of compact discs. Competition among terrestrial-based radio stations has also been heightened by the introduction of terrestrial digital audio broadcasting (which is digital audio broadcasting delivered through earth-based equipment rather than satellites). The FCC currently allows terrestrial radio stations like ours to commence the use of digital technology through a “hybrid” antenna that carries both the pre-existing analog signal and the new digital signal. The FCC is conducting a proceeding that could result in an AM radio station’s use of two antennae: one for the analog signal and one for the digital signal.

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

Advertising Sales

Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2009, 2008 and 2007, approximately 90% of our net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

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

A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned into the station, and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart audience growth, set advertising rates and adjust programming. Currently, we utilize two station ratings services, Arbitron and Nielsen. While Arbitron has traditionally been our primary source of ratings information for its radio markets, we entered into an agreement with Nielsen on November 7, 2008, subsequently amended in January 2009, pursuant to which Nielsen would rate certain of our radio markets as coverages for such markets under the Arbitron agreement expire. Specifically, Nielsen began efforts to roll out its rating service for 51 of our radio markets in January 2009, and such rollout has been completed.

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

Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media as discussed below. Additionally, new online music services have begun selling advertising locally, creating additional competition for both listeners and advertisers. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower our Station Operating Income.

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

A radio station’s competitive position can be enhanced by a variety of factors, including changes in the station’s format and an upgrade of the station’s authorized power. However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can operate in a given market is limited. Under FCC rules that became effective in 2004, the number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Arbitron Metro” (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Arbitron Metro. In those markets that are not in an Arbitron Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that together comprise that FCC-defined radio market. For a discussion of FCC regulation (including recent changes), see “— Federal Regulation of Radio Broadcasting”.

Our stations also compete for advertising revenue with other media, including low power FM radio stations (that are required to operate on a noncommercial basis), newspapers, broadcast television, cable and satellite television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from companies that use new media technologies that are being developed or have already been introduced, such as the Internet and the delivery of digital audio programming by cable television systems, by satellite radio carriers, and by terrestrial-based radio stations that broadcast digital audio signals. The FCC authorized two companies, who have since merged to provide a digital audio programming service by satellite to nationwide audiences with a multi-channel, multi-format and with sound quality equivalent to that of compact discs. The FCC has also authorized FM terrestrial stations like ours to use two separate antennae to deliver both the current analog radio signal and a new digital signal. The FCC is also exploring the possibility of allowing AM stations to deliver both analog and digital signals.

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

Employees

At December 31, 2009, we employed approximately 2,255 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

We generally employ one market manager for each radio market in which we own or operate stations, though in certain regions we have market managers who now oversee multiple markets. Historically, a market manager was responsible for all employees of the market and for managing all aspects of the radio operations. As we have reengineered our local sales strategy over the past year, the position of market manager has been significantly refocused on revenue achievement and many administrative functions are managed centrally by corporate employees. On occasion, we enter into employment agreements with market managers to protect our interests in those relationships that we believe to be valuable. The loss of a market manager could result in a short-term loss of performance in a market, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

Federal Regulation of Radio Broadcasting

General

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

License Grant and Renewal

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

Service Areas

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

The following table sets forth, as of February 28, 2010, the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all our owned and/or operated stations, all pending station acquisitions operated under an LMA, and all other announced pending station acquisitions:

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2013	C1	745	100	100
	KCDD FM	Hamlin, TX	103.7	August 1, 2013	C0	984	100	100
	KHXS FM	Merkel, TX	102.7	August 1, 2013	C1	745	99.2	99.2
	KTLT FM	Anson, TX	98.1	August 1, 2013	C2	305	50	50
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2012	B	N/A	5	1
	WEGC FM	Sasser, GA	107.7	April 1, 2012	C3	312	11.5	11.5
	WGPC AM	Albany, GA	1450	April 1, 2012	C	N/A	1	1
	WJAD FM	Leesburg, GA	103.5	April 1, 2012	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2012	C1	981	100	100
	WNUQ FM	Sylvester, GA	102.1	April 1, 2012	A	259	6	6
	WQVE FM	Albany, GA	101.7	April 1, 2012	A	299	6	6
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2013	C1	390	100	100
	KPUR AM	Amarillo, TX	1440	August 1, 2013	B	N/A	5	1
	KPUR FM	Canyon, TX	107.1	August 1, 2013	A	315	6	6
	KQIZ FM	Amarillo, TX	93.1	August 1, 2013	C1	699	100	100
	KZRK AM	Canyon, TX	1550	August 1, 2013	B	N/A	1	0.2
	KZRK FM	Canyon, TX	107.9	August 1, 2013	C1	476	100	100
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2012	D	N/A	0.5	0
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2012	A	289	3.0	3.0
	WTKA AM	Ann Arbor, MI	1050	October 1, 2012	B	N/A	10	0.5
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2012	B	499	49	42
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2012	B	N/A	5	5
	WOSH AM	Oshkosh, WI	1490	December 1, 2012	C	N/A	1	1
	WPKR FM	Omro, WI	99.5	December 1, 2012	C2	495	25	25
	WVBO FM	Winneconne, WI	103.9	December 1, 2012	C3	328	25	25
Atlanta, GA	W250BC	Riverdale, GA	97.9	April 1, 2012	D	991	0.3	0.3
Bangor, ME	WBZN FM	Old Town, ME	107.3	April 1, 2014	C2	436	50	50
	WDEA AM	Ellsworth, ME	1370	April 1, 2014	B	787	20	20
	WEZQ FM	Bangor, ME	92.9	April 1, 2014	B	787	20	20
	WQCB FM	Brewer, ME	106.5	April 1, 2014	C	1079	100	100
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2014	B	997	0.9	0.9
Battle Creek, MI	WBCK FM	Battle Creek, MI	95.3	October 1, 2012	A	269	3	3
	WBXX FM	Marshall, MI	104.9	October 1, 2012	A	328	6	6
Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2013	C3	503	10.5	10.5
	KBED AM	Nederland, TX	1510	August 1, 2013	D	N/A	5	0
	KIKR AM	Beaumont, TX	1450	August 1, 2013	C	N/A	1	1
	KQXY FM	Beaumont, TX	94.1	August 1, 2013	C1	600	100	100
	KSTB FM	Crystal Beach, TX	101.5	August 1, 2013	A	184	6	6
	KTCX FM	Beaumont, TX	102.5	August 1, 2013	C2	492	50	50
Bismarck, ND	KACL FM	Bismarck, ND	98.7	April 1, 2013	C1	837	100	100
	KBYZ FM	Bismarck, ND	96.5	April 1, 2013	C1	963	100	100
	KKCT FM	Bismarck, ND	97.5	April 1, 2013	C1	837	100	100
	KLXX AM	Bismarck, ND	1270	April 1, 2013	B	N/A	1	0.3
	KUSB FM	Hazelton, ND	103.3	April 1, 2013	C1	965	100	100

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2011	C3	479	12	12
	WFNR AM	Blacksburg, VA	710	October 1, 2011	D	N/A	10	0
	WNMX FM	Christiansburg, VA	100.7	October 1, 2011	A	886	0.8	0.8
	WPSK FM	Pulaski, VA	107.1	October 1, 2011	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2011	B	N/A	5	0.5
	WWBU FM	Radford, VA	101.7	October 1, 2011	A	66	5.8	5.8
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2014	B	384	50	50
	WICC AM	Bridgeport, CT	600	April 1, 2014	B	N/A	1	0.5
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2012	B	341	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2013	C1	551	100	100
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2013	C1	459	100	100
	KRNA FM	Iowa City, IA	94.1	February 1, 2013	C1	981	100	100
	KRQN FM	Vinton, IA	107.1	February 1, 2013	A	371	4.7	4.7
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2012	B	866	16	16
	WOFX FM	Cincinnati, OH	92.5	October 1, 2012	B	866	16	16
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2013	C2	600	33	33
	KBXR FM	Columbia, MO	102.3	February 1, 2013	C3	856	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2013	C	N/A	1	1
	KJMO FM	Linn, Mo	97.5	February 1, 2013	A	328	6	6
	KLIK AM	Jefferson City, MO	1240	February 1, 2013	C	N/A	1	1
	KOQL FM	Ashland, MO	106.1	February 1, 2013	C1	958	69	69
	KPLA FM	Columbia, MO	101.5	February 1, 2013	C1	1063	42	42
	KZJF FM	Jefferson City, MO	104.1	April 1, 2013	A	348	5.3	5.3
Columbus-Starkville, MS	WJWF AM	Columbus, MS	1400	June 1, 2012	C	N/A	1	1
	WKOR AM	Starkville, MS	980	June 1, 2012	D	N/A	1	0.1
	WKOR FM	Columbus, MS	94.9	June 1, 2012	C2	492	50	50
	WMXU FM	Starkville, MS	106.1	June 1, 2012	C2	502	40	40
	WNMQ FM	Columbus, MS	103.1	June 1, 2012	C2	755	22	22
	WSMS FM	Artesia, MS	99.9	June 1, 2012	C2	505	47	47
	WSSO AM	Starkville, MS	1230	June 1, 2012	C	N/A	1	1
Danbury, CT	WDBY FM	Patterson, NY	105.5	June 1, 2014	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2014	D	N/A	0.7	0
	WPUT AM	Brewster, NY	1510	June 1, 2014	D	N/A	1	0
	WRKI FM	Brookfield, CT	95.1	April 1, 2014	B	636	29.5	29.5
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2013	C2	348	50	50
	KXGE FM	Dubuque, IA	102.3	February 1, 2013	A	308	2	2
	WDBQ AM	Dubuque, IA	1490	February 1, 2013	C	N/A	1	1
	WDBQ FM	Galena, IL	107.5	December 1, 2012	A	328	6	6
	WJOD FM	Asbury, IA	103.3	February 1, 2013	C3	643	6.6	6.6
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2014	C1	919	100	43
	KNRQ FM	Eugene, OR	97.9	February 1, 2014	C	1010	100	75
	KSCR AM	Eugene, OR	1320	February 1, 2014	D	N/A	1	0
	KUGN AM	Eugene, OR	590	February 1, 2014	B	N/A	5	5
	KUJZ FM	Creswell, OR	95.3	February 1, 2014	C3	1207	0.6	0.6
	KZEL FM	Eugene, OR	96.1	February 1, 2014	C	1093	100	43
Faribault-Owatonna, MN	KDHL AM	Faribault, MN	920	April 1, 2013	B	N/A	5	5
	KQCL FM	Faribault, MN	95.9	April 1, 2013	A	328	3	3
	KRFO AM	Owatonna, MN	1390	April 1, 2013	D	N/A	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2013	A	174	4.7	4.7

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2012	C2	692	25	25
	KFAY AM	Farmington, AR	1030	June 1, 2012	B	N/A	10	1
	KQSM FM	Fayetteville, AR	92.1	June 1, 2012	C3	531	7.6	7.6
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2012	C1	476	100	100
	KKEG FM	Bentonville, AR	98.3	June 1, 2012	C1	617	100	100
	KYNF FM	Prairie Grove, AR	94.9	June 1, 2012	C2	761	21	21
	KYNG AM	Springdale, AR	1590	June 1, 2012	D	N/A	2.5	0.1
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2011	B	N/A	10	1
	WFVL FM	Lumberton, NC	102.3	December 1, 2011	A	269	6	6
	WMGU FM	Southern Pines, NC	106.9	December 1, 2011	C2	469	50	50
	WQSM FM	Fayetteville, NC	98.1	December 1, 2011	C1	830	100	100
	WRCQ FM	Dunn, NC	103.5	December 1, 2011	C2	502	48	48
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2012	A	328	3	3
	WRSR FM	Owosso, MI	103.9	October 1, 2012	A	482	2.9	2.9
	WWCK AM	Flint, MI	1570	October 1, 2012	D	N/A	1	0.2
	WWCK FM	Flint, MI	105.5	October 1, 2012	B1	328	25	25
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2011	A	328	6	6
	WCMG FM	Latta, SC	94.3	December 1, 2011	C3	502	10.5	10.5
	WHLZ FM	Marion, SC	100.5	December 1, 2011	C3	328	25	25
	WHSC AM	Hartsville, SC	1450	December 1, 2011	C	N/A	1	1
	WMXT FM	Pamplico, SC	102.1	December 1, 2011	C2	479	50	50
	WWFN FM	Lake City, SC	100.1	December 1, 2011	A	433	3.3	3.3
	WYMB AM	Manning, SC	920	December 1, 2011	B	N/A	2.3	1
	WYNN AM	Florence, SC	540	December 1, 2011	D	N/A	0.3	0.2
	WYNN FM	Florence, SC	106.3	December 1, 2011	A	328	6	6
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2012	C2	574	17	17
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2012	C2	459	50	50
	KOAI AM	Van Buren, AR	1060	June 1, 2012	D	N/A	0.5	0
	KOMS FM	Poteau, OK	107.3	June 1, 2013	C	1893	100	100
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2012	D	N/A	2.5	0.1
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2012	C2	438	50	50
	WNCV FM	Shalimar, FL	100.3	April 1, 2012	A	440	3.5	3.5
	WYZB FM	Mary Esther, FL	105.5	February 1, 2012	C3	305	25	25
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2012	C1	438	100	100
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2013	C	1460	100	100
	KEKB FM	Fruita, CO	99.9	April 1, 2013	C	1542	79	79
	KDBN FM	Parachute, CO	101.1	April 1, 2014	A	—1397	0.2	0.2
	KEXO AM	Grand Junction, CO	1230	April 1, 2013	C	N/A	1	1
	KKNN FM	Delta, CO	95.1	April 1, 2013	C	1424	100	100
	KMXY FM	Grand Junction, CO	104.3	April 1, 2013	C	1460	100	100
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2012	C	N/A	1	1
	WDUZ FM	Brillion, WI	107.5	December 1, 2012	C3	879	3.6	3.6
	WOGB FM	Kaukauna, WI	103.1	December 1, 2012	C3	879	3.6	3.6
	WPCK FM	Denmark, WI	104.9	December 1, 2012	C3	515	10	10
	WQLH FM	Green Bay, WI	98.5	December 1, 2012	C1	499	100	100
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2014	C	N/A	1	1
	WNNK FM	Harrisburg, PA	104.1	August 1, 2014	B	699	20.5	20.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2014	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2014	A	601	1.5	1.5

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2012	A	945	0.7	0.7
	WUMP AM	Madison, AL	730	April 1, 2012	D	N/A	1	0.1
	WVNN AM	Athens, AL	770	April 1, 2012	B	N/A	7	0.3
	WVNN FM	Trinity, AL	92.5	April 1, 2012	A	423	3.1	3.1
	WWFF FM	New Market, AL	93.3	April 1, 2012	C2	914	14.5	14.5
	WZYP FM	Athens, AL	104.3	April 1, 2012	C	1115	100	100
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2012	B	482	50	50
	WKMI AM	Kalamazoo, MI	1360	October 1, 2012	B	N/A	5	1
	WRKR FM	Portage, MI	107.7	October 1, 2012	B	486	50	50
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2013	C3	410	16.5	16.5
	KOOC FM	Belton, TX	106.3	August 1, 2013	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2012	C3	558	8.6	8.6
	KTEM AM	Temple, TX	1400	August 1, 2013	C	N/A	1	1
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2013	C2	600	33	33
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June, 1 2012	C	N/A	1	1
	KBIU FM	Lake Charles, LA	103.3	June 1, 2012	C2	479	35	35
	KKGB FM	Sulphur, LA	101.3	June 1, 2012	C3	479	12	12
	KQLK FM	DeRidder, LA	97.9	June 1, 2012	C2	492	50	50
	KXZZ AM	Lake Charles, LA	1580	June 1, 2012	B	N/A	1	1
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2012	C1	479	100	100
Lexington, KY	WCYN-FM	Cynthiana, KY	102.3	August 1, 2012	A	400	3.4	3.4
	WLTO FM	Nicholasville, KY	102.5	August 1, 2012	A	373	4.6	4.6
	WLXX FM	Lexington, KY	92.9	August 1, 2012	C1	850	100	100
	WVLK AM	Lexington, KY	590	August 1, 2012	B	N/A	5	1
	WVLK FM	Richmond, KY	101.5	August 1, 2012	C3	541	9	9
	WXZZ FM	Georgetown, KY	103.3	August 1, 2012	A	328	6	6
Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2012	D	N/A	1	0
	WDDO AM	Macon, GA	1240	April 1, 2012	C	N/A	1	1
	WDEN FM	Macon, GA	99.1	April 1, 2012	C1	581	100	100
	WROK FM	Macon, GA	105.5	April 1, 2012	C3	659	6.1	6.1
	WLZN FM	Macon, GA	92.3	April 1, 2012	A	328	3	3
	WMAC AM	Macon, GA	940	April 1, 2012	B	N/A	50	10
	WMGB FM	Montezuma, GA	95.1	April 1, 2012	C2	390	46	46
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2012	C1	679	100	100
Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2012	C1	486	100	100
	WHKR FM	Rockledge, FL	102.7	February 1, 2012	C2	433	50	50
	WINT AM	Melbourne, FL	1560	February 1, 2012	D	N/A	5	0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2012	C3	289	25	25
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2012	C	1708	98	98
	WDLT FM	Chickasaw, AL	98.3	April 1, 2012	C2	548	40	40
	WGOK AM	Mobile, AL	900	April 1, 2012	B	N/A	1	0.4
	WXQW AM	Fairhope, AL	660	April 1, 2012	B	N/A	10	0.9
	WYOK FM	Atmore, AL	104.1	April 1, 2012	C	1708	98	98
Monroe, MI	WTWR FM	Luna Pier, MI	98.3	October 1, 2012	A	443	3.4	3.4

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2012	C0	1096	100	100
	WLWI AM	Montgomery, AL	1440	April 1, 2012	B	N/A	5	1
	WLWI FM	Montgomery, AL	92.3	April 1, 2012	C	1096	100	100
	WMSP AM	Montgomery, AL	740	April 1, 2012	B	N/A	10	0.2
	WMXS FM	Montgomery, AL	103.3	April 1, 2012	C	1096	100	100
	WNZZ AM	Montgomery, AL	950	April 1, 2012	D	N/A	1	0
	WXFX FM	Prattville, AL	95.1	April 1, 2012	C2	476	50	50
Myrtle Beach, SC	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	C3	666	6.1	6.1
	WIQB AM	Conway, SC	1050	December 1, 2011	B	N/A	5	0.5
	WJXY FM	Conway, SC	93.9	December 1, 2011	A	420	3.7	3.7
	WLFF FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50	50
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	C3	476	12	12
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8	8
	WXJY FM	Georgetown, SC	93.7	December 1, 2011	A	315	6	6
Nashville, TN	WNFN FM	Millersville, TN	106.7	August 1, 2012	C3	966	3	3
	WQQK FM	Goodlettsville, TN	92.1	August 1, 2012	A	461	3.1	3.1
	WRQQ FM	Belle Meade, TN	97.1	August 1, 2012	C2	517	44.4	44.4
	WSM FM	Nashville, TN	95.5	August 1, 2012	C	1280	100	100
	WWTN FM	Hendersonville, TN	99.7	August 1, 2012	C0	1296	100	100
Odessa-Midland, TX	KBAT FM	Monahans, TX	99.9	August 1, 2013	C1	574	100	100
	KGEE FM	Pecos, TX	97.3	August 1, 2014	A	70	0.3	0.3
	KMND AM	Midland, TX	1510	August 1, 2013	D	N/A	2.4	0
	KNFM FM	Midland, TX	92.3	August 1, 2013	C	984	100	100
	KODM FM	Odessa, TX	97.9	August 1, 2013	C1	361	100	100
	KRIL AM	Odessa, TX	1410	August 1, 2013	B	N/A	0.9	0.2
	KZBT FM	Midland, TX	93.3	August 1, 2013	C1	440	100	100
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2013	B	876	12.5	12.5
	KHAY FM	Ventura, CA	100.7	December 1, 2013	B	1211	39	39
	KVEN AM	Ventura, CA	1450	December 1, 2013	C	N/A	1	1
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2013	B	2969	105	105
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2012	B	N/A	5	5
	WJLQ FM	Pensacola, FL	100.7	February 1, 2012	C	1708	98	98
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9
Poughkeepsie, NY	WALL AM	Middletown, NY	1340	June 1, 2014	C	N/A	1	1
	WCZX FM	Hyde Park, NY	97.7	June 1, 2014	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2014	D	N/A	5	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2014	C	N/A	1	1
	WKXP FM	Kingston, NY	94.3	June 1, 2014	A	545	2.3	2.3
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2014	A	627	1.6	1.6
	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2014	B	1539	4.4	4.4
	WRRB FM	Arlington, NY	96.9	June 1, 2014	A	1007	0.3	0.3
	WRRV FM	Middletown, NY	92.7	February 1, 2013	A	269	6	6
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2014	A	719	0.6	0.6
Quad Cities, IA	KBEA FM	Muscatine, IA	99.7	February 1, 2013	C1	869	100	100
	KBOB FM	DeWitt, IA	104.9	February 1, 2013	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2013	B	N/A	1	1
	KQCS FM	Bettendorf, IA	93.5	February 1, 2013	A	318	6	6
	WXLP FM	Moline, IL	96.9	December 1, 2012	B	499	50	50

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Rochester, MN	KLCX FM	Eyota, MN	103.9	April 1, 2013	A	567	1.3	1.3
	KFIL AM	Preston, MN	1060	April 1, 2013	D	N/A	1	0
	KFIL FM	Chatfield, MN	103.1	April 1, 2013	C3	522	3.5	3.5
	KDZZ FM	Saint Charles, MN	107.7	April 1, 2013	A	571	2	2
	KOLM AM	Rochester, MN	1520	April 1, 2013	B	N/A	10	0.8
	KROC AM	Rochester, MN	1340	April 1, 2013	C	N/A	1	1
	KROC FM	Rochester, MN	106.9	April 1, 2013	C0	1109	100	100
	KVGO FM	Spring Valley, MN	104.3	April 1, 2013	C3	512	10	10
	KWWK FM	Rochester, MN	96.5	April 1, 2013	C2	528	43	43
	KYBA FM	Stewartville, MN	105.3	April 1, 2013	C2	492	50	50
Rockford, IL	WKGL FM	Loves Park, IL	96.7	December 1, 2012	A	551	2.2	2.2
	WROK AM	Rockford, IL	1440	December 1, 2012	B	N/A	5	0.3
	WXXQ FM	Freeport, IL	98.5	December 1, 2012	B1	492	11	11
	WZOK FM	Rockford, IL	97.5	December 1, 2012	B	452	50	50
Santa Barbara, CA	KMGQ FM	Goleta, CA	106.3	December 1, 2013	A	827	0.1	0.1
	KRUZ FM	Santa Barbara, CA	97.5	December 1, 2013	B	2920	17.5	17.5
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2012	D	N/A	4.8	0
	WEAS FM	Springfield, GA	93.1	April 1, 2012	C1	981	100	100
	WIXV FM	Savannah, GA	95.5	April 1, 2012	C1	988	98	98
	WJCL FM	Savannah, GA	96.5	April 1, 2012	C	1161	100	100
	WJLG AM	Savannah, GA	900	April 1, 2012	D	N/A	4.4	0.2
	WTYB FM	Tybee Island, GA	103.9	April 1, 2012	C2	344	50	50
	WZAT FM	Savannah, GA	102.1	April 1, 2012	C0	1328	98	98
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2012	C2	463	50	50
	KQHN FM	Waskom, TX	97.3	August 1, 2013	C2	533	42	42
	KRMD AM	Shreveport, LA	1340	June 1, 2012	C	N/A	1	1
	KRMD FM	Oil City, LA	101.1	June 1, 2012	C0	1134	97.7	97.7
	KVMA FM	Shreveport, LA	102.9	June 1, 2012	C2	535	42	42
Sioux Falls, SD	KDEZ FM	Brandon, SD	100.1	April 1, 2013	A	558	2.2	2.2
	KIKN FM	Salem, SD	100.5	April 1, 2013	C1	941	100	100
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2013	C1	981	100	100
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2013	C1	840	100	100
	KSOO AM	Sioux Falls, SD	1140	April 1, 2013	B	N/A	10	5
	KSOO FM	Lennox, SD	99.1	April 1, 2013	C3	328	25	25
	KXRB AM	Sioux Falls, SD	1000	April 1, 2013	D	N/A	10	0.1
	KYBB FM	Canton, SD	102.7	April 1, 2013	C2	486	50	50
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2012	C1	604	99.2	99.2
	WGLF FM	Tallahassee, FL	104.1	February 1, 2012	C0	1411	92.2	92.2
	WHBT AM	Tallahassee, FL	1410	February 1, 2012	D	N/A	5	0
	WHBX FM	Tallahassee, FL	96.1	February 1, 2012	C2	479	37	37
	WWLD FM	Cairo, GA	102.3	April 1, 2013	C2	604	27	27
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2012	B	500	50	50
	WLQR AM	Toledo, OH	1470	October 1, 2012	B	N/A	1	1
	WRQN FM	Bowling Green, OH	93.5	October 1, 2012	B1	397	7	7
	WLQR FM	Delta, OH	106.5	October 1, 2012	A	367	4.8	4.8
	WTOD AM	Toledo, OH	1560	October 1, 2012	D	N/A	5	0
	WWWM FM	Sylvania, OH	105.5	October 1, 2012	A	390	4.3	4.3
	WXKR FM	Port Clinton, OH	94.5	October 1, 2012	B	617	30	30

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Topeka, KS	KDVB-FM	Effingham, KS	96.9	June 1, 2013	A	227	0.1	0.1
	KDVV FM	Topeka, KS	100.3	June 1, 2013	C	984	100	100
	KMAJ AM	Topeka, KS	1440	June 1, 2013	B	N/A	5	1
	KMAJ FM	Carbondale, KS	107.7	June 1, 2013	C1	772	53	53
	KTOP FM	St. Marys, KS	102.9	June 1, 2013	C2	598	30	30
	KRWP FM	Stockton, MO	107.7	February 1, 2013	C3	479	11.7	11.7
	KTOP AM	Topeka, KS	1490	June 1, 2013	C	N/A	1	1
	KWIC FM	Topeka, KS	99.3	June 1, 2013	C3	538	6.8	6.8
Waterloo, IA	KCRR FM	Grundy Center, IA	97.7	February 1, 2013	C3	407	16	16
	KKHQ FM	Oelwein, IA	92.3	February 1, 2013	C	991	100	100
	KOEL AM	Oelwein, IA	950	February 1, 2013	B	N/A	5	0.5
	KOEL FM	Cedar Falls, IA	98.5	February 1, 2013	C3	423	15	15
Westchester, NY	WFAF FM	Mount Kisco, NY	106.3	June 1, 2014	A	443	1	1
	WFAS AM	White Plains, NY	1230	June 1, 2014	C	N/A	1	1
	WFAS FM	Bronxville, NY	103.9	June 1, 2014	A	667	0.6	0.6
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2013	C1	808	100	100
	KOLI FM	Electra, TX	94.9	August 1, 2013	C2	492	50	50
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2013	C2	807	19	19
	KYYI FM	Burkburnett, TX	104.7	August 1, 2013	C1	1017	92	92
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2011	B	N/A	5	5
	WGNI FM	Wilmington, NC	102.7	December 1, 2011	C1	981	100	100
	WKXS FM	Leland, NC	94.5	December 1, 2011	A	416	3.8	3.8
	WMNX FM	Wilmington, NC	97.3	December 1, 2011	C1	884	100	100
	WWQQ FM	Wilmington, NC	101.3	December 1, 2011	C2	545	40	40
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2012	C	N/A	1	1
	WHOT FM	Youngstown, OH	101.1	October 1, 2012	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2014	A	486	1.4	1.4
	WPIC AM	Sharon, PA	790	August 1, 2014	D	N/A	1.3	0.1
	WQXK FM	Salem, OH	105.1	October 1, 2012	B	446	88	88
	WSOM AM	Salem, OH	600	October 1, 2012	D	N/A	1	0
	WWIZ FM	Mercer, PA	103.9	August 1, 2014	A	295	6	6
	WYFM FM	Sharon, PA	102.9	August 1, 2014	B	604	33	33

Regulatory Approvals

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

As discussed in greater detail below, the FCC may also review the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See “— Antitrust and Market Concentration Considerations”.

We had two assignment applications, approved by the FCC, that were subject of an application for review filed with the FCC by Qantum. The applications proposed the exchange of two of our FM stations in the Fort Walton Beach, Florida market for two other stations in that market owned by Star, including WTKE-FM. Qantum has some radio stations in the market and had a 2003 contract to acquire WTKE-FM from Star that Qantum said was still in effect. Qantum also complained to the FCC that the swaps would give us an unfair competitive advantage (because the stations we would acquire reach more people than the station we would be giving up). Despite the pendency of Qantum’s objection, we closed on one of the acquisitions (WPGG-FM). However Qantum initiated litigation in the United States District Court for the Southern District of Florida against Star with respect to WTKE-FM and secured a court decision that required the sale of the station to Qantum instead of us. That decision was affirmed on appeal to the United States Court of Appeals for the Eleventh Circuit, and Qantum acquired WTKE-FM in November 2009. We do not believe that our inability to make the exchange for WTKE-FM will have a material adverse impact on our overall operations taken as a whole.

Qantum also filed an opposition to the proposal of the former licensee of WPGG-FM to relocate that station from Evergreen, Alabama, to Shalimar, Florida, which is in the Fort Walton Beach, Florida market (where Qantum also has stations). The FCC staff granted the proposal and rejected Qantum’s reconsideration petition (which was filed before we acquired WPGG-FM). Qantum filed an appeal asking the full Commission to reverse the FCC staff’s decision. After Qantum filed that appeal, we acquired WPGG-FM and changed the call sign to WNCV-FM. As the new licensee of the station, we filed an opposition to Qantum’s appeal challenging the relocation of the station to Shalimar, Florida. The matter is still pending before the FCC, and we cannot predict the outcome. Final resolution of the case could take years. It is possible that the FCC could ultimately require that the station be relocated back to Evergreen, Alabama. We do not believe that any such decision would have a material adverse impact on our overall operations taken as a whole.

Ownership Matters

The Communications Act restricts us from having more than one-fourth of our capital stock owned or voted by non-United States persons, foreign governments or non-United States corporations. We are required to take appropriate steps to monitor the citizenship of our stockholders, such as through representative samplings on a periodic basis, to provide a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.

The Communications Laws also generally restrict (1) the number of radio stations one person or entity may own, operate or control in a local market, (2) the common ownership, operation or control of radio broadcast stations and television broadcast stations serving the same local market, and (3) except in the 20 largest designated market areas (“DMAs”), the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same local market.

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

With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a JSA also may result in an attributable interest. See “— Local Marketing Agreements” and “— Joint Sales Agreements”.

With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holders of less than 5% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute more than 33% of a station’s “enterprise value”, which consists of the total equity and debt capitalization, are considered attributable in certain circumstances.

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

On February 4, 2008, the FCC issued a Report and Order on Reconsideration which changed Commission rules to allow common ownership of a radio station or a television station and a daily newspaper in the top 20 DMAs and to consider waivers to allow cross- ownership of a radio or television station with a daily newspaper in other DMAs. The FCC retained all other rules related to radio ownership without change. That rule change is being challenged in court. In the meantime, the FCC is conducting other proceedings to determine whether any further changes in the broadcast ownership rules are warranted. We cannot predict the outcome of those other proceedings or whether any new rules adopted by the FCC will have a material adverse effect on us.

Programming and Operation

The Communications Act requires broadcasters to serve the “public interest”. To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of new personnel, to abide by certain procedures in advertising opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules but also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been the subject to numerous EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Stations also must follow provisions in the Communications Law that regulate, a variety of other activities, including, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation).

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

Local Marketing Agreements

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

Joint Sales Agreements

From time to time, radio stations, enter into JSAs. A typical JSA authorizes one station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station whose time is being sold by another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

Under the FCC’s New Rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. In that situation, a radio station cannot have a JSA with another radio station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.

New Services

In 1997, the FCC awarded two licenses to separate entities XM Satellite Radio Holding Inc. (“XM”) and Sirius Satellite Radio Inc. (“Sirius”) that authorized the licensees to provide satellite-delivered digital audio radio services. XM and Sirius launched their respective satellite-delivered digital radio services shortly thereafter and subsequently filed an application in 2007 with the FCC proposing to merge their two operations into a single company. On August 5, 2008, the FCC released an order granting that application. Private parties filed appeals with the United States Court of Appeals, but the two companies nonetheless consummated their merger in the summer of 2008.

Digital technology also may be used by terrestrial radio broadcast stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit terrestrial radio stations to introduce digital operations. The FCC now will permit operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation (“iBiquity”), called HD Radiotm. In March 2004, the FCC (1) approved an FM radio station’s use of two separate antennas (as opposed to a single hybrid antenna) to provide both analog and digital signals of the FM owner secured Special Temporary Authorization (“STA”) from the FCC and (2) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night. In April 2004, the FCC inaugurated a rule making proceeding to establish technical, service, and licensing rules for digital broadcasting. On May 31, 2007, the FCC released a Second Report and Order which authorized AM stations to use an IBOC system at night, authorized FM radio stations to use separate antennas without the need for an STA, and established certain technical and service rules for digital service. The FCC also released another rulemaking notice to address other related issues. On January 29, 2010, the FCC released another Order which authorized FM radio stations to increase the power of their digital signal to 10% of the ERP of the analog signal. That Order will become effective in March 2010. The inauguration of digital broadcasts by FM and perhaps AM stations requires us to make additional expenditures. On December 21, 2004, we entered into an agreement with iBiquity pursuant to which we committed to implement HD Radiotm systems on 240 of our stations by June, 2012. In exchange for reduced license fees and other consideration, we, along with other broadcasters, purchased perpetual licenses to utilize iBiquity’s HD Radiotm technology. On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversion, extend the build-out schedule, and increase the license fees to be paid for each converted station. At this juncture, we cannot predict how successful our implementation of HD Radiotm technology within our platform will be, or how that implementation will affect our competitive position.

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

In April 2009, the FCC issued a notice of proposed rulemaking that proposed a number of changes in the FCC’s policies for allocating radio stations to particular markets and preferences that would be accorded to applicants to implement the command of Section 307(b) of the Communications Act that radio services be distributed fairly throughout the country. One set of proposals would limit the ability of companies like ours to relocate a radio station from a rural community to a community closer to or in an urban area. The FCC did not address that latter issue when it released its First Report and Order on February 3, 2010. Instead, that report and order only concerned (1) a priority to be given to American Indian Tribes and Alaska Native Villages and their members in any auction or other distribution of radio stations to serve tribal lands and (2) certain technical changes in the processing of applications for AM radio stations. We do not expect any of those changes to have any impact on our operations. However, the FCC’s adoption of other proposals in that rulemaking proceeding could limit our options in relocating or acquiring radio stations and, to that extent, may have an adverse impact on our operations. At this juncture, however, we cannot predict whether the FCC will adopt any additional new rules in that proceeding and, if so, the precise impact which those new rules could have on our operations.

In addition, from time to time Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenues for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions.

Antitrust and Market Concentration Considerations

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

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of February 28, 2010:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	48	Chairman, President, and Chief Executive Officer
Joseph P. Hannan	38	Senior Vice President, Treasurer and Interim Chief Financial Officer
John G. Pinch	61	Executive Vice President and Co-Chief Operating Officer
John W. Dickey	43	Executive Vice President and Co-Chief Operating Officer

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

Joseph P. Hannan is our Senior Vice President, Treasurer and Interim Chief Financial Officer. He was appointed Interim Chief Financial Officer on July 1, 2009 and, effective March 3, 2010, is our Chief Financial Officer. Prior to that, he served as our Vice President and Financial Controller since joining the Company in April 2008. From May 2006 to July 2007, he served as Vice President and Chief Financial Officer of the radio division of Lincoln National Corporation (NYSE: LNC) and from March 1995 to November 2005 he served in a number of executive positions including Chief Operating Officer and Chief Financial Officer of Lambert Television, Inc., a privately held television broadcasting, production and syndication company.

From September 2007 to April 2008, Mr. Hannan served as a director and member of the audit and compensation committees of Regent Communications (NASDAQ: RGCI). From January 2008 to October 2009, he was a director of International Media Group, a privately held television broadcast company, and from January 2000 to November 2005, he was a director, Treasurer and Secretary of iBlast, Inc., a broadcaster owned wireless broadband company. Mr. Hannan received his Bachelor of Science degree in Business Administration from the University of Southern California.

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

Available Information

Our Internet site address is www.cumulus.com. On our site, we have made available, free of charge, our most recent annual report on Form 10-K and our proxy statement. We also provide a link to an independent third-party

Internet site, which makes available, free of charge, our other filings with the Securities and Exchange Commission (“SEC”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

Many statements contained in this report are forward-looking in nature. These statements are based on our current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See “— Cautionary Statement Regarding Forward-Looking Statements”. Forward-looking statements are subject to numerous risks and uncertainties, including those specifically identified below.

Risks Related to Our Business

Our results of operations have been, and could continue to be, adversely affected by the downturn in the U.S. economy and in the local economies of the markets in which we operate.

Revenue generated by our radio stations depends primarily upon the sale of advertising. Advertising expenditures, which we believe to be largely a discretionary business expense, generally tend to decline during an economic recession or downturn. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. Consequently, the recent recession in the national economy and the economies of several individual geographic markets in which we own or operate stations will likely continue to adversely affect our advertising revenue and, therefore, our results of operations.

Even with a recovery from the recent recession in the economy, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector fails to recover on pace with the overall economy. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its expenditures may affect our revenue.

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

The success of each of our radio stations, or station clusters, is primarily dependent upon its share of the overall advertising revenue within its market. Although we believe that each of our stations or clusters can compete effectively in its market, we cannot be sure that any of our stations can maintain or increase its current audience ratings or market share. In addition to competition from other radio stations and other media, shifts in population, demographics, audience tastes, casualty events, and other factors beyond our control could cause us to lose our audience ratings or market share. Our advertising revenue may suffer if any of our stations cannot maintain its audience ratings or market share.

We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and we cannot assure that we will have the resources to acquire those new technologies or provide those new services; in other cases, the introduction of new technologies and services, including online music services, could increase competition and have an adverse effect on our revenue. Recent new media technologies and services include the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless), Internet-based audio radio services, smart phone and other mobile applications, satellite delivered digital audio radio service and other digital audio broadcast formats;

•	HD Radiotm digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which could result in additional FM radio broadcast stations in markets where we have stations.

We also cannot assure that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies. We cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting industry or on our business.

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

•	approval of license assignments and transfers;

•	limits on the number of stations a broadcaster may own in a given local market; and

•	other rules or policies, such as the ownership attribution rules, that could limit our ability to acquire stations in certain markets where one or more of our stockholders has other media interests.

The antitrust regulatory requirements include:

•	filing with the U.S. Department of Justice and the Federal Trade Commission under the HSR Act, where applicable;

•	expiration or termination of the waiting period under the HSR Act; and

•	possible review by the United States Department of Justice or the Federal Trade Commission of antitrust issues under the HSR Act or otherwise.

We cannot be certain that any of these conditions will be satisfied. In addition, the FCC has asserted the authority to review levels of local radio market concentration as part of its acquisition approval process, even where proposed assignments would comply with the numerical limits on local radio station ownership in the FCC’s rules and the Communications Act.

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

We cannot be certain that we will be able to successfully integrate our acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. We cannot assure that our debt agreements will permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions, or that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management. More specifically, we are prohibited from making any station acquisitions or otherwise Permitted Acquisitions (as defined in the Credit Agreement) through the Covenant Suspension Period (as defined in the Credit Agreement) ending March 31, 2011.

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

As of December 31, 2009, our FCC licenses and goodwill comprised 85.2% of our assets. Each year, and on an interim basis if appropriate, we are required by ASC 350, Intangibles — Goodwill and Other, to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. During the years ended December 31, 2009, 2008 and 2007 we recorded impairment charges of approximately $175.0 million, $498.9 million, and $230.6 million, respectively, in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Disruptions in the capital and credit markets could restrict our ability to access further financing.

We rely in significant part on the capital and credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Disruptions in the capital and credit markets, as have been experienced during 2009, could adversely affect our ability to draw on our credit facilities. Access to funds under those credit facilities is dependent on the ability of our lenders to meet their funding commitments. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. The disruptions in capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continuation of these disruptions could increase our interest expense and adversely affect our results of operations.

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

Although we evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements with those deemed to have minimal credit risk at the time the agreements are executed, there can be no assurances that such counterparties will be able to perform their obligations under the relevant agreements, which could adversely affect our results of operations.

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

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure that the FCC will grant our existing or future renewal applications or that the renewals will not include conditions out of the ordinary course. The non-renewal or renewal with conditions, of one or more of our licenses could have a material adverse effect on us.

We must also comply with the extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to acquire radio stations that would be material to our financial performance in a particular market or overall.

The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. Despite those limitations, a dispute could arise whether another station is improperly interfering with the operation of one of our stations or another radio licensee could complain to the FCC that one our stations is improperly interfering with that licensee’s station. There can be no assurance as to how the FCC might resolve that dispute. These FCC regulations and others may change over time, and we cannot assure that those changes would not have a material adverse effect on us.

The FCC has been vigorous in its enforcement of its indecency rules against the broadcast industry, which could have a material adverse effect on our business.

FCC regulations prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has increased its enforcement efforts over the last few years with respect to these regulations. FCC regulatory oversight was augmented by recent legislation that substantially increased the penalties for broadcasting indecent programming (up to $325,000 for each incident), and subjected broadcasters to license revocation, renewal or qualification proceedings under certain circumstances in the event that they broadcast indecent or obscene material. However, the FCC has refrained from processing and disposing of thousands of complaints that have been filed because of uncertainty concerning the validity of prior FCC rulings, which are now being challenged in various courts. It is impossible to predict when courts will finally resolve outstanding issues and what, if any, impact those judicial decisions will have on any complaints that have been or may be filed against our stations. Whatever the impact of those judicial decisions, we may in the future become subject to new FCC inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

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

As of December 31, 2009, our long-term debt, including the current portion, was $636.9 million, representing approximately 171.0% of our stockholders’ deficit. Our senior secured credit facilities have interest and principal repayment obligations that are substantial in amount.

Our substantial indebtedness could have important consequences, including:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;

•	increasing our vulnerability to general economic downturns and adverse industry conditions;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to our competitors who have less debt; and

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures.

We and our restricted subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

The Credit Agreement imposes significant restrictions on us.

The Credit Agreement limits or restricts, among other things, our ability to:

•	incur additional indebtedness or grant additional liens or security interests in our assets;

•	pay dividends, make payments on certain types of indebtedness or make other restricted payments;

•	make particular types of investments or enter into speculative hedging agreements;

•	enter into some types of transactions with affiliates;

•	merge or consolidate with any other person or make changes to our organizational documents or other material agreement to which we are a party;

•	sell, assign, transfer, lease, convey or otherwise dispose of our assets (except within certain limits) or enter into sale-leaseback transactions; or

•	make capital expenditures beyond specific annual limitations.

The Credit Agreement also requires us to maintain specified financial ratios and to satisfy certain financial condition tests. Our ability to meet those financial ratios and financial condition tests can be affected by events beyond our control, and we cannot be sure that we will maintain those ratios or meet those tests. A breach of any of these restrictions could result in a default under the Credit Agreement. See “— If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness”.

If we cannot continue to comply with the financial covenants in our debt instruments, or obtain waivers or other relief from our lenders, we may default, which could result in loss of our sources of liquidity and acceleration of our indebtedness.

We have a substantial amount of indebtedness, and the instruments governing such indebtedness contain restrictive financial covenants. Our ability to comply with the covenants in the Credit Agreement will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of these covenants. In that event, we would need to seek an amendment to the Credit Agreement, or a refinancing of, our senior secured credit facilities. There can be no assurance that we can obtain any amendment or waiver of the Credit Agreement, or refinance our senior secured credit facilities and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future. In the event that we do not maintain compliance with the covenants under the Credit Agreement, the lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default under the Credit Agreement, the lenders could elect to declare all amounts outstanding under our senior secured credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. Our lenders have taken security interests in substantially all of our consolidated assets, and we have pledged the stock of our subsidiaries to secure the debt under our credit facility. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and we cannot be assured that sufficient assets will remain after we have paid all of the borrowings under the senior secured credit facilities. Our ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.

Risks Related to Our Class A Common Stock

The public market for our Class A Common Stock may be volatile.

We cannot assure that the market price of our Class A Common Stock will not decline, and the market price could be subject to wide fluctuations in response to such factors as:

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

As of February 25, 2010, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, his brother, John W. Dickey, our Executive Vice President, and their father, Lewis W. Dickey, Sr., collectively beneficially own 11,669,524 shares, or approximately 33%, of our outstanding Class A Common Stock, and 644,871 shares, or 100%, of our outstanding Class C Common Stock, which collectively represents approximately 44% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management, subject to a voting agreement between these stockholders and us. The interests of these stockholders may differ from the interests of our other stockholders.

As of February 25, 2010, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, Banc of America SBIC, L.P., referred to as BACI, together beneficially own 1,687,410 shares, or approximately 5%, of our Class A Common Stock and 5,809,191 shares, or 100%, of our Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds options exercisable within 60 days of February 28, 2010 to purchase 10,000 shares of our Class A Common Stock. Assuming that those options were exercised for shares of our Class A Common Stock, and giving effect to the conversion into shares of our Class A Common Stock of all shares of Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 18% of the total voting power of our common stock. BA Capital and BACI are both affiliates of Bank of America Corporation. BA Capital has the right to designate one member of our Board and Mr. Sheridan currently serves on our Board as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.

Cautionary Statement Regarding Forward-Looking Statements

In various places in this annual report on Form 10-K, we use statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. Although we believe that, in making any of these statements, our expectations are based on reasonable assumptions, these statements may be influenced by factors that could cause actual outcomes and results to be materially different from these projected. When used in this document, words such as “anticipates”, “believes”, “expects”, “intends”, and similar expressions, as they relate to us or our management, are intended to identify these forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including those referred above to under “Risk Factors” and as otherwise described in our periodic filings with the SEC from time to time.

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

At December 31, 2009, we owned studio facilities in 9 of our 59 markets and we owned transmitter and antenna sites in 52 of our 59 markets. We lease additional studio and office facilities in 50 markets and additional transmitter and antenna sites in 42 markets. In addition, we lease corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our studios, office space and transmission facilities.

Item 3.	Legal Proceedings

On December 11, 2008, Qantum filed a counterclaim in a foreclosure action we initiated in the Okaloosa County, Florida Circuit Court. Our action was designed to collect a debt owed to us by Star, which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that we tortuously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to us that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with us). The counterclaim did not specify the damages Qantum was seeking. We did not and do not believe that the counterclaim has merit, and, because there was no specification of damages, we did not believe at the time that the counterclaim would have a material adverse effect on our overall financial condition or results of operations even if the court were to determine that the claim did have merit. In June 2009, the court authorized Qantum to seek punitive damages because it had satisfied the minimal threshold for asserting such a claim. In August 2009, Qantum provided us with an expert’s report that estimated that Qantum had allegedly incurred approximately $8.7 million in compensatory damages. Our liability would be increased if Qantum is able to secure punitive damages as well.

We continue to believe that Quantum’s counterclaim against us has no merit; we have denied the allegations and are vigorously defending against the counterclaim. However, if the court were to find that we did tortuously interfere with Qantum’s contract and that Quantum is entitled to the compensatory damages estimated by its expert as well as punitive damages, the result could have a material adverse effect on our overall financial condition or results of operations.

In April 2009, we were named in a patent infringement suit brought against us as well as twelve other radio companies, including Clear Channel, Citadel Broadcasting, CBS Radio, Entercom Communications, Saga Communications, Cox Radio, Univision Communications, Regent Communications, Gap Broadcasting, and Radio One. The case, captioned Aldav, LLC v. Clear Channel Communications, Inc., et al, Civil Action No. 6:09-cv-170, U.S. District Court for the Eastern District of Texas, Tyler Division (filed April 16, 2009), alleges that the defendants have infringed and continue to infringe plaintiff’s patented content replacement technology in the context of radio station streaming over the Internet, and seeks a permanent injunction and unspecified damages. We believe the claims are without merit and are vigorously defending this lawsuit.

On January 21, 2010, Brian Mas, a former employee of Susquehanna Radio Corp., filed a purported class action lawsuit against us claiming (i) unlawful failure to pay required overtime wages, (ii) late pay and waiting time penalties, (iii) failure to provide accurate itemized wage statements, (iv) failure to indemnity for necessary expenses and losses, and (v) unfair trade practices under California’s Unfair Competition Act. The plaintiff is requesting restitution, penalties and injunctive relief, and seeks to represent other California employees fulfilling the same job during the immediately preceding four year period. We are vigorously defending this lawsuit.

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

Year	High	Low

2008
First Quarter	$7.82	$4.90
Second Quarter	$6.76	$3.93
Third Quarter	$4.85	$2.00
Fourth Quarter	$4.24	$0.33
2009
First Quarter	$2.89	$0.90
Second Quarter	$1.25	$0.78
Third Quarter	$1.92	$0.50
Fourth Quarter	$2.87	$1.88
2010
First Quarter (through February 25, 2010)	$2.64	$2.31

Holders

As of February 25, 2010, there were approximately 1,161 holders of record of our Class A Common Stock, two holders of record of our Class B Common Stock and one holder of record of our Class C Common Stock. The figure for our Class A Common Stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

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

Securities Authorized For Issuance Under Equity Incentive Plans

The following table sets forth, as of December 31, 2009, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			(c)
			Number of Shares
	(a)	(b)	Remaining Available for
	To be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options	Outstanding Options	Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Column)(a)(c)

Equity Compensation Plans Approved by Stockholders	875,997	$3.70	13,676,139	(1)(2)
Equity Compensation Plans Not Approved by Stockholders	54,313	$2.69	1,917,936

Total	930,310		15,594,075

(1)	The Company has previously stated in public filings that it intends to issue future equity compensation only under the 2008 Equity Incentive Plan, pursuant to which 3,023,627 shares remained for issuance as of December 31, 2009.

(2)	These shares remain available for future issuance as stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares and units, and other stock-based awards.

The only existing equity compensation plan not approved by our stockholders is the 2002 Stock Incentive Plan. Our Board adopted the 2002 Stock Incentive Plan on March 1, 2002, and stockholder approval of that plan was not required. For a description of all equity compensation plans, please refer to Note 11, “Stock Options and Restricted Stock” in the accompanying notes to the consolidated financial statements.

Repurchases of Equity Securities

On May 21, 2008, our Board of Directors terminated all pre-existing share repurchase programs and authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the fiscal year ended December 31, 2009 and consistent with the Board approved repurchase plan, we repurchased approximately 0.1 million shares of our Class A Common Stock for cash in the open market at an average repurchase price per share of $1.93.

			Total Number of Shares	Minimum Dollar Value of
			Purchased as Part of	Shares that may Yet be
	Total Number of	Average Price Per	Publicly Announced	Shares Purchased
	Shares Purchased	Share	Program	under the Program

				$75,000,000
January 1, 2008 — December 31, 2008	2,967,949	$2.198	2,967,949	68,477,544
January 1, 2009 — January 31, 2009	99,737	$1.930	99,737	$68,284,628

Total	3,067,686		3,067,686

Performance Graph

The following graph compares the total stockholder return on our Class A Common Stock for the year ended December 31, 2009 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) the NASDAQ Stock Market Index the (“NASDAQ Composite”); and (3) an index (“Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2005 with reinvestment of dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2009. The stock price performance shown in the graph below should not be considered indicative of future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Cumulus	82.29%	68.90%	53.32%	16.51%	18.37%
S & P 500	100.00%	117.03%	121.16%	74.53%	89.33%
NASDAQ	100.00%	111.03%	121.92%	72.49%	102.89%
Radio Index(1)	100.00%	73.79%	36.24%	11.57%	31.94%

(1)	The Radio Index includes the stockholder returns for the following companies: Saga Communications Inc, Radio One, Inc. Entercom Communications Corp., Emmis Communications Corp. and Regent Communications, Inc. During the year ended December 31. 2009 Clear Channel, a company that had been part of the Radio Index, was no longer publicly traded and, as a result, was removed from the Radio Index.

Item 6.	Selected Consolidated Financial Data

The selected consolidated historical financial data presented below has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. Our consolidated historical financial data is not comparable from year to year because of our acquisition and disposition of various radio stations during the periods covered. This data should be read in conjunction with our audited consolidated financial statements and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended December 31,
	2009	2008	2007	2006(4)	2005(4)

STATEMENT OF OPERATIONS DATA:
Net revenues	$256,048	$311,538	$328,327	$334,321	$327,402
Station operating expenses (excluding depreciation, amortization and LMA fees)	165,676	203,222	210,640	214,089	227,413
Depreciation and amortization	11,136	12,512	14,567	17,420	21,223
LMA fees	2,332	631	755	963	981
Corporate general and administrative (including non-cash stock compensation expense)	20,699	19,325	26,057	41,012	19,189
Gain on sale/exchange of assets	(7,204)	—	(5,862)	(2,548)	—
Realized loss on derivative instrument	3,640	—	—	—	—
Restructuring charges	—	—	—	—	(215)
Impairment of goodwill and intangible assets(1)	174,950	498,897	230,609	63,424	264,099
Costs associated with terminated transaction	—	2,041	2,639	—	—

Operating loss	(115,181)	(425,090)	(151,078)	(39)	(205,288)
Interest expense, net	(33,989)	(47,262)	(60,425)	(42,360)	(22,715)
Terminated transaction fee	—	15,000	—	—	—
Losses on early extinguishment of debt	—	—	(986)	(2,284)	(1,192)
Other income (expense), net	(136)	(10)	117	(98)	(239)
Income tax benefit	22,604	117,945	38,000	5,800	17,100
Equity losses in affiliate	—	(22,252)	(49,432)	(5,200)	—

Net loss	$(126,702)	$(361,669)	$(223,804)	$(44,181)	$(212,334)

Basic and diluted loss per common share	$(3.13)	$(8.55)	$(5.18)	$(0.87)	$(3.17)
OTHER DATA:
Station Operating Income(2)	$90,372	$108,316	$117,687	$120,232	$99,989
Station Operating Income margin(3)	35.3%	34.8%	35.8%	36.0%	30.5%
Cash flows related to:
Operating activities	$28,691	$76,654	$46,057	$65,322	$78,396
Investing activities	(3,060)	(6,754)	(29)	(19,217)	(92,763)
Financing activities	(62,410)	(49,183)	(16,134)	(48,834)	(12,472)
Capital expenditures	(3,110)	(6,069)	(4,789)	(9,211)	(9,315)
BALANCE SHEET DATA:
Total assets	$334,064	$543,519	$1,060,542	$1,333,147	$1,405,600
Long-term debt (including current portion)	633,508	696,000	736,300	731,250	569,000
Preferred stock subject to mandatory redemption	—	—	—	—	—
Total stockholders’ equity (deficit)	$(372,512)	$(248,147)	$119,278	$337,007	$587,043

(1)	Impairment charge recorded in connection with our interim and annual impairment testing under ASC 350. See Note 4, “Intangible Assets and Goodwill”, for further discussion.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated in accordance with GAAP.

(3)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.

(4)	We recorded certain immaterial adjustments to the 2006 and 2005 consolidated financial data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates as well as a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K as well as the information set forth in Item 1A. “Risk Factors”.

Highlights during 2009 and Overview

The advertising environment for 2009 lagged behind 2008. The RAB has reported that trends in radio advertising revenue mirrored fluctuations in the current economic environment yielding declining results over the last three years. In 2009, advertising revenues decreased 18.0%, after decreasing 9.0% in 2008 and 2.0% in 2007.

During the third quarter of 2009, we reviewed the triggering events and circumstances detailed in ASC 350-20, Property, Plant and Equipment to determine if an interim test of impairment of goodwill might be necessary. In July 2009, we revised our revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to the current economic conditions. As a result of these conditions, we determined it was appropriate and reasonable to conduct an interim impairment analysis. In conjunction with the interim impairment analysis we recorded an impairment charge of approximately $173.1 million to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. In addition, as part of our annual impairment testing of goodwill and broadcast licenses (conducted in the fourth quarter), we further revised our revenue forecast downward for certain markets due to a larger-than-forecasted decline in overall operating results for those markets, and, as a result, we recorded a further impairment charge of approximately $1.9 million to further reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values.

On June 29, 2009, we entered into the amendment to the Credit Agreement. The Credit Agreement maintains the preexisting term loan facility of $750 million, which, as of December 31, 2009, had an outstanding balance of approximately $636.9 million, and reduced the preexisting revolving credit facility from $100 million to $20 million. Additional facilities are no longer permitted under the Credit Agreement. See “Liquidity and Capital Resources — Amended Credit Agreement” for further discussion of the Credit Agreement.

On April 10, 2009, we completed an asset exchange agreement with Clear Channel. As part of the asset exchange, we acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in consideration for five of our radio stations in Green Bay, Wisconsin. In conjunction with the exchange, we and Clear Channel entered into an LMA whereby we will provide programming, sell advertising, and retain operating profits for managing the five Green Bay radio stations. In consideration for these rights, we will pay Clear Channel a monthly fee of approximately $0.2 million over the term of the agreement. The term of the LMA is for five years, expiring on December 31, 2013. In conjunction with the LMA, we have included the net revenues and station operating expenses associated with operating the Green Bay stations in our consolidated financial statements from the effective date of the LMA (April 10, 2009) through December 31, 2009. Additionally, Clear Channel negotiated a written put option that allows them to require us to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated prior to this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). We accounted for the put option as a derivative contract and accordingly, the fair value of the put was recorded as a liability at the acquisition date and offset against the gain associated with the asset exchange. Subsequent changes to the fair value of the derivative are recorded through earnings. See “Liquidity and Capital Resources — Completed Acquisitions — Green Bay and Cincinnati Swap”.

Liquidity Considerations

We believe that we will continue to be in compliance with all of our debt covenants through at least December 31, 2010, based upon actions we have already taken, which included: (i) the amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010, (ii) employee reductions of 16.5% during 2009 coupled with a mandatory one-week furlough during the second quarter of 2009, (iii) a new sales initiative implemented during the first quarter of 2009, which we believe will increase advertising revenues by re-engineering our sales techniques through enhanced training of our sales force and greater focus on broadening our revenue base beyond traditional advertisers, and (iv) continued scrutiny of all operating expenses. We will continue to monitor our revenues and cost structure closely and if revenues do not exceed forecasted growth or if we exceed our planned spending, we may take further actions as needed in an attempt to maintain compliance with our debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, cost reductions, further renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.

As of December 31, 2009, the effective interest rate on the borrowings pursuant to the credit facility was approximately 4.25%. As of December 31, 2009, our average cost of debt, including the effects of our derivative positions, was 6.48%. We remain committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations.

Our Business

We engage in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. In addition, we, along with three private equity firms, formed CMP, which acquired the radio broadcasting business of Susquehanna in May 2006. As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the fourth largest radio broadcasting company based on net revenues. As of December 31, 2009, directly and through our investment in CMP, we owned or operated 345 stations in 67 United States markets and provided sales and marketing services under local marketing, management and consulting agreements (pending FCC approval of acquisition) to one additional station. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements.

Advertising Revenue and Station Operating Income

Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis, generally two or four times per year. Because audience ratings in local markets are crucial to a station’s financial success, we endeavor to develop strong listener loyalty. We believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $16.6 million in 2009, $14.8 million in 2008 and $17.9 million in 2007. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 90%, 90% and 88% of our total revenues in 2009, 2008 and 2007, respectively.

Our revenues vary throughout the year. As is typical in the radio broadcasting industry, we expect our first calendar quarter will produce the lowest revenues for the year as advertising generally declines following the winter holidays, and the second and fourth calendar quarters will generally produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all.

Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local market management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income. See the quantitative reconciliation of Station Operating Income to the most directly comparable financial measure calculated and presented in accordance with GAAP, which follows in this section.

Results of Operations

Analysis of Consolidated Statements of Operations

The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Year Ended December 31,			2009 vs 2008		2008 vs 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change

Net revenues	$256,048	$311,538	$328,327	(55,490)	(17.8)%	(16,789)	(5.1)%
Station operating expenses (excluding depreciation, amortization and LMA fees)	165,676	203,222	210,640	(37,546)	(18.5)%	(7,418)	(3.5)%
Depreciation and amortization	11,136	12,512	14,567	(1,376)	(11.0)%	(2,055)	(14.1)%
LMA fees	2,332	631	755	1,701	**	(124)	**
Corporate general and administrative (including non-cash stock compensation expense)	20,699	19,325	26,057	1,374	7.1%	(6,732)	(25.8)%
Gain on exchange of assets or stations	(7,204)	—	(5,862)	(7,204)	**	5,862	(100.0)%
Realized loss on derivative instrument	3,640	—	—	3,640	**	—	**
Impairment of goodwill and intangible assets	174,950	498,897	230,609	(323,947)	(64.9)%	268,288	116.3%
Costs associated with terminated transaction	—	2,041	2,639	(2,041)	(100.0)%	(598)	(22.7)%

Operating loss	(115,181)	(425,090)	(151,078)	309,909	(72.9)%	(274,012)	181.4%
Interest expense, net	(33,989)	(47,262)	(60,425)	13,273	(28.1)%	13,163	(21.8)%
Terminated transaction fee	—	15,000	—	(15,000)	**	15,000	**
Losses on early extinguishment of debt	—	—	(986)	—	**	986	(100.0)%
Other income (expense), net	(136)	(10)	117	(126)	1260.0%	(127)	(108.5)%
Income tax benefit	22,604	117,945	38,000	(95,341)	(80.8)%	79,945	210.4%
Equity losses in affiliate	—	(22,252)	(49,432)	22,252	(100.0)%	27,180	(55.0)%

Net loss	$(126,702)	$(361,669)	$(223,804)	$234,967	(65.0)%	$(137,865)	61.6%

**	Calculation is not meaningful.

Our management’s discussion and analysis of results of operations for the years ended December 31, 2009, 2008 and 2007 have been presented on a historical basis.

Year Ended December 31, 2009 versus Year Ended December 31, 2008

Net Revenues.  Net revenues for the year ended December 31, 2009 decreased $55.5 million, or 17.8%, to $256.0 million compared to $311.5 million for the year ended December 31, 2008, primarily due to a $5.0 million decrease in political revenue and the impact the recent economic recession has had across our entire station platform. We believe that advertising revenue in our markets will have no significant growth at least through the first quarter of 2010 with modest growth in certain categories throughout the remainder of 2010. We believe two areas of potentially strong growth for radio advertising in 2010 could be cyclical political advertising and automotive advertising fueled by a general recovery in that sector.

Station Operating Expenses (excluding Depreciation, Amortization and LMA Fees).  Station operating expenses for the year ended December 31, 2009 decreased $37.5 million, or 18.5%, to $165.7 million compared to $203.2 million for the year ended December 31, 2008, primarily due to our continued efforts to contain operating costs, such as employee reductions, a mandatory one-week furlough, and continued scrutiny of operating expenses. We will continue to monitor all our operating costs and, to the extent we are able to identify any additional cost saving measures we will implement them, in an attempt to remain compliant with current and future covenant requirements.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2009 decreased $1.4 million, or 11.0%, to $11.1 million compared to $12.5 million for the year ended December 31, 2008, resulting from a decrease in our asset base due to assets becoming fully depreciated coupled with a decrease in capital expenditures.

LMA Fees.  LMA fees totaled $2.3 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.

Corporate General and Administrative (including Non-Cash Stock Compensation Expense).  Corporate operating expenses for the year ended December 31, 2009 increased $1.4 million, or 7.1%, to $20.7 million compared to $19.3 million for the year ended December 31, 2008, primarily due to non-recurring severance costs and other professional fees associated with corporate restructuring of approximately $0.6 million, an increase of $1.0 million in professional fees associated with our defense of certain lawsuits, transaction costs associated with an asset exchange and the amendment to the credit agreement governing our senior secured credit facilities, and a $1.2 million increase in franchise taxes resulting from one-time prior period credits, partially offset by a $1.8 million decrease in non-cash stock compensation, with the remaining $0.4 million increase attributable to miscellaneous expenses.

Realized Loss on Derivative Instrument.  During the year ended December 31, 2009, we recorded a charge of $3.6 million related to our recording of the fair market value of the Green Bay Option. We entered into the Green Bay Option in conjunction with an asset exchange in the second quarter of 2009; therefore, there is no amount related to the Green Bay Option recorded in the accompanying 2008 consolidated statements of operations. The Green Bay Option declined in value primarily due to the continued decline in the market operating results.

Gain on Exchange of Assets or Stations.  During the second quarter of 2009 we completed an exchange transaction with Clear Channel to swap five of our radio stations in Green Bay, Wisconsin for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with this transaction, we recorded a gain of approximately $7.2 million during the second quarter. We did not complete any similar transactions in the prior year.

Impairment of Goodwill and Intangible Assets.  We recorded approximately $175.0 million and $498.9 million of charges related to the impairment of goodwill and intangible assets for the years ended December 31, 2009 and 2008, respectively. The impairment loss related to the broadcasting licenses and goodwill recorded during the third and fourth quarters of 2009 was primarily due to changes in certain key assumptions and estimates used to determine fair value. The primary drivers of the change were decreases in advertising revenue growth projections for the radio broadcasting industry (see Note 7, “Fair Value Measurements” in the notes to the financial statements that accompany this report).

Costs Associated With Terminated Transaction.  We did not incur any costs associated with a terminated transaction for the year ended December 31, 2009 as compared to $2.0 million in 2008. These costs were attributable to a going-private transaction that was terminated in May 2008.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2009 decreased $13.3 million, or 28.1%, to $34.0 million compared to $47.3 million for the year ended year ended December 31, 2008. Interest expense associated with outstanding debt decreased by $11.9 million to $22.0 million as compared to $33.9 million in the prior year’s period, primarily due to lower average levels of bank debt, as well as a decrease in the interest rates associated with our indebtedness. This decrease was offset by a $13.6 million increase in the yield-adjustment associated with our interest rate swap, due to a decrease in the LIBOR rate. We fixed $400.0 million of our term loan assuming interest rates would continue to increase, however, in light of the recent economic downturn our borrowing rates have significantly decreased and remain extremely low. Thus, this fluctuation in the derivative increased our interest expense. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended
	December 31,
	2009	2008	$ Change

Bank borrowings — term loan and revolving credit facilities	$21,958	$33,850	$(11,892)
Bank borrowings yield adjustment — interest rate swap	13,395	(190)	13,585
Change in the fair value of interest rate swap agreement	(3,043)	11,029	(14,072)
Change in fair value of interest rate option agreement	175	2,611	(2,436)
Other interest expense	1,565	950	615
Interest income	(61)	(988)	927

Interest expense, net	$33,989	$47,262	$(13,273)

Income Tax Benefit.  We recorded a tax benefit of $22.6 million as compared with a $117.9 million benefit during the prior year. The income tax benefit in both periods is primarily due to the impairment charge on intangible assets.

Equity Loss in Affiliate.  In 2009 and 2008 our share of CMP’s accumulated deficit exceeded our investment in CMP and as a result we did not record a gain or loss in 2009. In 2008, the equity losses in affiliate were limited to our investment in CMP, which totaled $22.3 million.

Station Operating Income.  As a result of the factors described above, Station Operating Income for the year ended December 31, 2009 decreased $17.9 million, or 16.6%, to $90.4 million compared to $108.3 million for the year ended December 31, 2008.

Reconciliation of Non-GAAP Financial Measure.  The following table reconciles Station Operating Income to net income as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, in thousands):

	Year Ended December 31,
	2009	2008

Operating loss	$(115,181)	$(425,090)
Depreciation and amortization	11,136	12,512
LMA fees	2,332	631
Noncash stock compensation	2,879	4,663
Corporate general and administrative	17,820	14,662
Gain on exchange of assets or stations	(7,204)	—
Realized loss on derivative instrument	3,640	—
Impairment of goodwill and intangible assets	174,950	498,897
Costs associated with terminated transaction	—	2,041

Station Operating Income	$90,372	$108,316

Intangible Assets (including Goodwill).  Intangible assets, net of amortization, were $217.5 million and $384.0 million as of December 31, 2009 and 2008, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to a $175.0 million impairment charge taken for the year ended December 31, 2009, in connection with our impairment evaluations of intangible assets in the third and fourth quarters of 2009.

In light of the overall economic environment, we continue to monitor whether any impairment triggers are present and we may be required to record material impairment charges in future periods. Our impairment testing requires us to make certain assumptions in determining fair value, including assumptions about the cash flow growth of our businesses. Additionally the fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairments tests are performed. The recent general economic pressures that impacted both the national and a number of our local economies may result in non-cash impairments in future periods. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations. We continue to monitor whether any impairment triggers are present and may be required to record material impairment charges in future periods.

The recent economic crisis has reduced demand for advertising in general, including advertising on our radio stations. As such, revenue projections for the industry were down, which impacted our calculation by virtue of reducing our future cash flows, resulting in a proportionate reduction in our discounted cash-flow valuation. Likewise, the combination of a decline in current revenues and future projected revenues coupled with frozen capital markets have contributed significantly to a decline in transactions to acquire or sell companies within the industry, the result of which has been a compression in the multiples on the radio station transactions that have been completed in recent years. In the aggregate, these recent economic developments have resulted in significant downward pressures on valuations across the radio industry as a whole. Therefore, as a company that has experienced significant synthetic growth at historically greater multiples than those currently utilized in our valuation model, we are experiencing relatively large write-downs associated with our impairment calculation.

The table below represents the assets and liabilities at December 31, 2009 which we measured at fair value and the percentage thereof which use unobservable Level 3 inputs to do so.

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1 )	(Level 2)	(Level 3)

Financial assets measured at fair value at December 31, 2009
Cash and cash equivalents	$4,382	$4,382	$—	$—

Total financial assets	4,382	4,382	—	—
Non-financial assets
Goodwill	56,121	—	—	56,121
Other intangible assets	161,380	—	—	161,380

Total financial assets	217,501	—	—	217,501

Total assets measured at fair value	$221,883	$4,382	$—	$217,501

Financial liabilities measured at fair value at December 31, 2009
Interest rate swap	$(15,639)		$(15,639)	$—
Green Bay option	(6,073)			(6,073)

Total financial assets	$(21,712)	$—	$(15,639)	$(6,073)

Level 3 assets as a percentage of total assets measured at fair value		98.0%
Level 3 liabilities as a percentage of total liabilities measured at fair value		28.0%

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

Station Operating Expenses (excluding Depreciation, Amortization and LMA fees).  Station operating expenses for the year ended December 31, 2008 decreased $7.4 million, or 3.5%, to $203.2 million compared to $210.6 million for the year ended December 31, 2007, primarily attributable to certain cost containment initiatives across our station platform. Management is focused on preserving our operating income and cash flows from operations by reducing our variable cost in an effort to keep pace with the downturn in demand for marketing/advertising from our client base due to the recession.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2008 decreased $2.1 million, or 14.1%, to $12.5 million compared to $14.6 million for the year ended December 31, 2007, primarily attributable to previously recorded assets being fully depreciated.

LMA Fees.  LMA fees totaled $0.6 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively. LMA fees for the year ended December 31,2008 were comprised primarily of fees associated with LMAs in Cedar Rapids, Iowa, Ann Arbor and Battle Creek, Michigan, while LMA fees for the year ended December 31, 2007 were comprised primarily of fees associated with LMAs in Cedar Rapids, Iowa, Muskegon, Michigan, and a station operated under a JSA in Nashville, Tennessee.

Corporate General and Administrative (including Non-Cash Stock Compensation Expense).  Corporate operating expenses for the year ended December 31, 2008 decreased $6.7 million, or 25.8%, to $19.3 million compared to $26.1 million for the year ended December 31, 2007, primarily attributable to a decrease in non-cash stock compensation of $4.6 million in addition to certain cost containment initiatives implemented by management due to contraction within the economy.

Impairment of Goodwill and Intangible Assets.  We recorded approximately $498.9 million of charges related to the impairment of goodwill and intangible assets for the year ended December 31, 2008. The impairment loss in connection with our review of broadcasting licenses and goodwill during the fourth quarter of 2008 (see Note 4, “Goodwill and Other Intangible Assets” in the accompanying notes to the financial statements), was primarily due to: (1) an increase in the discount rate used; (2) a decrease in station transaction multiples; and (3) a decrease in advertising revenue growth projections for the broadcasting industry.

Costs Associated With Terminated Transaction.  On May 11, 2008, we, Cloud Acquisition Corporation, a Delaware corporation (“Parent”), and Cloud Merger Corporation, a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), entered into a Termination Agreement and Release to terminate the Agreement and Plan of Merger, dated July 23, 2007, among us, Parent and Merger Sub (the “Merger Agreement”), pursuant to which Merger Sub would have been merged with and into us, and as a result we would have continued as the surviving corporation and a wholly owned subsidiary of Parent. As a result of the termination of the Merger Agreement, and in accordance with its terms, we received a termination fee in the amount of $15.0 million in cash from the investor group that owned Parent.

Losses on Early Extinguishment of Debt.  Losses on early extinguishments of debt totaled $0.0 million for the year ended December 31, 2008 as compared with $1.0 million for the year ended December 31, 2007. Losses incurred during 2007 were comprised of previously capitalized loan origination expenses.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2008 decreased $13.2 million, or 21.8%, to $47.3 million compared to $60.4 million for the year ended year ended December 31, 2007, primarily due to a lower average cost of bank debt and decreased levels of bank debt outstanding during the current year. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended
	December 31,		Increase/
	2008	2007	(Decrease)

Bank borrowings — term loan and revolving credit facilities	$33,850	$54,446	$(20,596)
Bank borrowings yield adjustment — interest rate swap	(190)	(5,528)	5,338
Fair value adjustment of derivative instruments	13,640	13,039	601
Other interest expense	949	(868)	1,817
Interest income	(987)	(664)	(323)

Interest expense, net	$47,262	$60,425	$(13,163)

Income Tax Benefit.  We recorded a tax benefit of $117.9 million as compared with a $38.0 million benefit during the prior year. The income tax benefit in both periods is primarily due to the impairment charge on intangible assets.

Equity Loss in Affiliate.  The equity losses in affiliate were limited to our investment in CMP which totaled $22.3 million. Our equity method investment in affiliate was $0.0 at December 31, 2008. For the year ended December 31, 2007 we recognized $49.4 million of equity losses in CMP.

Station Operating Income.  As a result of the factors described above, Station Operating Income for the year ended December 31, 2008 decreased $9.4 million, or 8.0%, to $108.3 million compared to $117.7 million for the year ended December 31, 2007.

Reconciliation of Non-GAAP Financial Measure.  The following table reconciles Station Operating Income to net income as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, in thousands):

	Year Ended December 31,
	2008	2007

Operating loss	$(425,090)	$(151,078)
Depreciation and amortization	12,512	14,567
LMA fees	631	755
Noncash stock compensation	4,663	9,212
Corporate general and administrative	14,662	16,845
Gain on exchange of assets or stations	—	(5,862)
Impairment of goodwill and intangible assets	498,897	230,609
Costs associated with terminated transaction	2,041	2,639

Station Operating Income	$108,316	$117,687

Intangible Assets (including Goodwill).  Intangible assets, net of amortization, were $384.0 million and $881.9 million as of December 31, 2008 and 2007, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to $498.9 million of impairment charges taken for the year ended December 31, 2008, in connection with our annual impairment evaluation of intangible assets.

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

The following table summarizes our historical funding needs for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Repayments of bank borrowings	$59,110	$115,300	$764,950
Interest payments	24,769	33,122	54,887
Capital expenditures	3,110	6,069	4,789
Repurchases of common stock	193	6,522	104
Acquisitions and purchase of intangible assets	—	1,008	975

Funding needs on a long-term basis will include capital expenditures associated with maintaining our station and corporate operations, implementing HD Radiotm technology and potential future acquisitions. In December 2004, we purchased 240 perpetual licenses from iBiquity, which will enable us to convert to and utilize iBiquity’s HD Radiotm technology on up to 240 of our stations. Under the terms of our original agreement with iBiquity, we agreed to convert certain of our stations over a seven-year period. On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversions, extend the build-out schedule, and increase the license fees to be paid for each converted station. We anticipate that the average cost to convert each station will be between $0.08 million and $0.15 million.

Our principal sources of funds for these requirements have been cash flow from operations and borrowings under our senior secured credit facilities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process. As discussed further below, borrowings under our senior secured credit facilities are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. In addition, pursuant to the June 2009 amendment to the Credit Agreement, we are required to repay 100% Excess Cash Flow (as defined in the Credit Agreement) on a quarterly basis beginning September 30, 2009 through December 31, 2010, while maintaining a minimum balance of $7.5 million of cash on hand. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of December 31, 2009, that cash on hand and cash expected to be generated from operating activities and, if necessary, further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations through December 31, 2010. However, given the uncertainty of our markets’ cash flows, pending litigation and the impact of the current economic environment, there can be no assurance that cash generated from operations will be sufficient or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.

Consideration of Recent Economic Developments and the Outlook for 2010

The economic crisis in 2008-2009 has reduced demand for advertising in general, including advertising on our radio stations. In consideration of current and projected market conditions, we expect that overall advertising revenues will have no growth at least through the first quarter of 2010 with modest growth in certain categories throughout the remainder of 2010. Therefore, in conjunction with the development of the 2010 business plan, we assessed the impact of the current year market developments in a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we have forecasted maintaining cost reductions achieved in 2009 with no significant increases in 2010.

While preparing our 2010 business plan, we assessed future covenant compliance under our credit agreement, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of the Credit Agreement. We believe we will continue to be in compliance with all of our debt covenants through at least December 31, 2010 based upon actions we have already taken, as well as through additional paydowns of debt we will be required to make during 2010 from existing cash balances and cash flow generated from operations. Further discussion of our debt covenant compliance considerations is included below.

If our revenues were to be significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our credit agreements would become increasingly difficult without remedial measures, such as the implementation of further cost abatement initiatives. If our remedial measures were not successful in maintaining covenant compliance, then we would need to negotiate with our lenders for relief, which relief could result in higher interest expense or other fees or costs. Failure to comply with our financial covenants or other terms of our credit agreements and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.

Cash Flows from Operating Activities

	2009	2008	2007

Net cash provided by operating activities	$28,691	$76,654	$46,057

For the years ended December 31, 2009 and 2008, net cash provided by operating activities decreased $48.0 million and increased $30.6 million, respectively. Excluding non-cash items, we generated comparable levels of operating income for 2009 and 2008 as compared with the prior years. As a result, the movement in cash flows from operations was primarily attributable to the timing of certain payments. At December 31, 2009 and 2008, our working capital was $(3.5) million and $72.4 million, respectively.

Cash Flows used in Investing Activities

	2009	2008	2007

Net cash used in investing activities	$(3,060)	$(6,754)	$(29)

For the year ended December 31, 2009 net cash used in investing activities decreased $3.7 million, primarily due to a $1.2 million decrease in capital expenditures, a $0.2 million decrease in proceeds from the sales of radio assets year over year. Net cash used in investing activities increased $6.7 million for the year ended December 31, 2008. The increase is primarily due to a $1.2 million increase in capital expenditures as well as a decrease of $5.7 million in proceeds from the sales of radio assets year over year and a decrease of $0.2 million cash used to fund acquisition costs.

Cash Flows used in Financing Activities

	2009	2008	2007

Net cash used in financing activities	$(62,410)	$(49,183)	$(16,134)

For the year ended December 31, 2009 net cash used in financing activities increased $13.2 million, primarily due to repayment of borrowings under our credit facility. For the year ended December 31, 2008 net cash used in financing activities increased $33.1 million, due to repayment of borrowings under our credit facility. During 2007, net cash used in financing activities decreased $32.7 million, primarily due to a decrease in costs associated with share repurchases offset by a decrease in net proceeds from the 2007 refinancing as compared to the 2006 refinancing.

Completed Acquisitions

Green Bay and Cincinnati Swap

On April 10, 2009, we completed an asset exchange agreement with Clear Channel. As part of the asset exchange, we acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in consideration for five of our radio stations in the Green Bay, Wisconsin market. The exchange transaction provided us with direct entry into the Cincinnati market (notwithstanding our current presence in Cincinnati through our investment in CMP), which was ranked #28 at that time by Arbitron. Larger markets are generally desirable for national advertisers, and have large and diversified local business communities providing for a large base of potential advertising clients. The transaction was accounted for as a business combination in accordance with guidance for business combinations. The fair value of the assets acquired in the exchange was $17.6 million (refer to the table below for the purchase price allocation). We incurred approximately $0.2 million of acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The results of operations for the Cincinnati stations acquired are included in our consolidated statements of operations since the acquisition date. The results of the Cincinnati stations were not material. Prior to the asset exchange, we did not have a preexisting relationship with Clear Channel within the Green Bay market.

In conjunction with the exchange, we entered into an LMA with Clear Channel whereby we provide programming, sell advertising, and retain operating profits for managing the five Green Bay radio stations. In consideration for these rights, we pay Clear Channel a monthly fee of approximately $0.2 million over the term of the agreement. The term of the LMA is for five years, expiring December 31, 2013. In conjunction with the LMA, we included the net revenues and station operating expenses associated with operating the Green Bay stations in our consolidated financial statements from the effective date of the LMA (April 10, 2009) through December 31, 2009. Additionally, Clear Channel negotiated the Green Bay Option, which allows them to require us to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated prior to this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). We accounted for the Green Bay Option as a derivative contract and accordingly, the fair value of the Green Bay Option was recorded as a liability at the acquisition date and offset against the gain associated with the asset exchange. Subsequent changes to the fair value of the derivative are recorded through earnings.

In conjunction with the transactions, we recorded a net gain of $7.2 million, which is included in gain on exchange of assets in the statement of operations. This amount represents a gain of approximately $9.6 million recorded on the Green Bay stations sold, net of a loss of approximately $2.4 million representing the fair value of the Green Bay Option at acquisition date.

The table below summarizes the purchase price allocation:

Allocation	Amount

Fixed Assets	$458
Broadcast Licenses	15,353
Goodwill	874
Other Intangibles	951

Total Purchase Price	$17,636
Less: Carrying value of Green Bay Stations	(7,999)

Gain on asset exchange	$9,637
Less: Fair value of Green Bay Option — April 10, 2009	(2,433)

Net Gain	$7,204

WZBN-FM Swap

During the first quarter ended March 31, 2009, we completed a swap transaction pursuant to which we exchanged WZBN-FM, Camilla, Georgia, for W250BC, a translator licensed for use in Atlanta, Georgia, owned by Extreme Media Group. The transaction was accounted for in accordance with the guidance for business combinations. This transaction was not material to our results.

Completed Dispositions

We did not complete any divestitures during the years ended December 31, 2009 and December 31, 2008, other than as described above.

Pending Acquisitions

At the beginning of 2009, we had pending a swap transaction pursuant to which we would exchange one of our Fort Walton Beach, Florida radio stations, WYZB-FM, for another owned by Star, WTKE-FM. Specifically, the parties’ agreement provided for the exchange of WYZB-FM plus $1.5 million in cash for WTKE-FM. Following the filing of the assignment applications with the FCC, the applications were challenged by Qantum, which had a 2003 contract with Star to acquire WTKE-FM. Although Star represented to us that the Qantum contract had been terminated, Qantum contended that Star’s termination was void and that its contract was still in effect. Qantum submitted a complaint to the FCC that our proposed swap with Star would give us an unfair competitive advantage (because the station we would acquire reaches more people than the station we would be giving up). Qantum also initiated litigation in the United States District Court for the Southern District of Florida against Star and secured a court decision that required Star to sell the station to Qantum instead of us. That decision was affirmed on appeal of the United States Court of Appeals for the Eleventh Circuit, and Qantum consummated its acquisition of WTKE-FM on November 9, 2009. Therefore, we will not be implementing our proposed swap with Star for WTKE-FM.

Amended Credit Agreement

2009 Amendment

We experienced revenue declines in late 2008 and throughout 2009 in line with macro industry trends and consistent with our radio peer group, particularly when compared to groups with similar market sizes and portfolio composition. In anticipation of significant revenue declines and in an attempt to mitigate the effect of these declines on profitability, in early 2009 we engaged in an aggressive cost cutting campaign across all of our stations and at corporate headquarters as well. However, even with these cost containment initiatives in place, our rapidly deteriorating revenue outlook left uncertainty as to whether we would be able to maintain compliance with the covenants in the then-existing Credit Agreement. As an additional measure, in June 2009 we obtained an amendment to the Credit Agreement that, among other things, temporarily suspended certain financial covenants, as further described below.

The Credit Agreement maintains the preexisting term loan facility of $750 million, which had an outstanding balance of approximately $647.9 million immediately after closing the amendment, and reduced the preexisting revolving credit facility from $100 million to $20 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect subsidiaries, including Broadcast Software International, Inc., which prior to the amendment, was an excluded subsidiary. Our obligations under the Credit Agreement continue to be guaranteed by all of our subsidiaries.

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

In connection with the closing of the Credit Agreement, we made a voluntary prepayment in the amount of $32.5 million. We also are required to make quarterly mandatory prepayments of 100% of Excess Cash Flow through December 31, 2010, before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on our leverage, beginning in 2011. Certain other mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.

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

As discussed above, our covenants for the year ended December 31, 2009 were as follows:

•	a minimum trailing twelve month consolidated EBITDA of $60 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $15.0 million annually.

The trailing twelve month consolidated EBITDA and cash on hand at December 31, 2009 were $72.5 million and $16.2 million, respectively.

If we had been unable to obtain the June 2009 amendments to the Credit Agreement, such that the original total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the year ended December 31, 2009 would have been as follows:

•	a maximum total leverage ratio of 8.00:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.

At December 31, 2009, the total leverage ratio was 8.66:1 and the fixed charge coverage ratio was 1.58:1. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.5:1 and the fixed charge coverage ratio covenant will be 1.20:1.

2010 Company Outlook

Management believes that the Company will continue to be in compliance with all of its debt covenants through at least December 31, 2010, based upon actions the Company has already taken, which include: (i) the amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010 (see Note 9, “Long-Term Debt”), (ii) employee reductions of 16.5% in 2009 coupled with a mandatory one-week furlough during the second quarter of 2009, (iii) a new sales initiative implemented during the first quarter of 2009, which we believe will increase advertising revenues by re-engineering the Company’s sales techniques through enhanced training of its sales force, and (iv) continued scrutiny of all operating expenses. However, the Company will continue to monitor its revenues and cost structure closely and if revenues do not exceed expected growth or if the Company exceeds planned spending, the Company may take further actions as needed in an attempt to maintain compliance with its debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, additional cost reductions, renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.

As discussed further in Note 9, “Long-Term Debt”, we amended the Credit Agreement in June 2009, whereby the total leverage ratio and fixed charge coverage ratio covenants for the Covenant Suspension Period have been suspended. During the Covenant Suspension Period, our loan covenants require us to: (1) maintain a minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60 million for fiscal quarters through March 31, 2010, increasing incrementally to $66 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.5:1 and the fixed charge coverage ratio covenant will be 1.20:1. At December 31, 2009, our total leverage ratio was 8.67:1 and the fixed charge coverage ratio was 1.58:1. In order to comply with the leverage ratio covenant at March 31, 2011, we estimate that we will be required to reduce a significant amount of debt by March 31, 2011. We plan to fund these debt payments from cash flows generated from operations.

If we are unable to comply with our debt covenants, we would need to seek a waiver or amendment to the Credit Agreement and no assurances can be given that we will be able to do so. If we were unable to obtain a waiver or an amendment to the Credit Agreement in the event of a debt covenant violation, we would be in default under the Credit Agreement, which could have a material adverse impact on our financial position.

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

Warrants

We issued warrants to the lenders in connection with the execution of the amendment to the Credit Agreement which allow the holders to acquire up to 1.25 million shares of our Class A Common Stock. Each warrant is immediately exercisable to purchase our underlying Class A Common Stock at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.

Accounting for the Modification of the Credit Agreement

The amendment to the Credit Agreement was accounted for as a loan modification and accordingly, we did not record a gain or a loss on the transaction. For the revolving credit facility, we wrote off approximately $0.2 million of unamortized deferred financing costs, based on the reduction of capacity. With respect to both debt instruments, we recorded $3.0 million of fees paid directly to the lenders as a debt discount which are amortized as an adjustment to interest expense over the remaining term of the debt.

We classified the warrants as equity at $0.8 million at fair value at inception. The fair value of the warrants was recorded as a debt discount and is amortized as an adjustment to interest expense over the remaining term of the debt using the effective interest method.

As of December 31, 2009, prior to the effect of the forward-starting LIBOR based interest rate swap arrangement entered into in May 2005 (“May 2005 Swap”), the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.25%. As of December 31, 2009, the effective interest rate inclusive of the May 2005 Swap was approximately 6.483%.

2007 Refinancing

On June 11, 2007, we entered into an amendment to our then-existing credit agreement (as amended, the “2007 Credit Agreement”). The 2007 Credit Agreement provided for a replacement $750.0 million term loan facility and maintained the $100.0 million revolving credit facility. The proceeds were used to repay the prior term loan and revolving credit facility.

Borrowings under the replacement term loan facility bore interest, at our option, at a rate equal to LIBOR plus 1.75% or the Alternate Base Rate (defined as the higher of the Bank of America Prime Rate and the Federal Funds rate plus 0.50%) plus 0.75%. Borrowings under the revolving credit facility bore interest, at our option, at a rate equal to LIBOR plus a margin ranging between 0.675% and 2.0% or the Alternate Base Rate plus a margin ranging between 0.0% and 1.0% (in either case dependent upon our leverage ratio).

In May 2005, we entered into a forward-starting interest rate swap agreement that became effective in March 2006, following the termination of our previous swap agreement. This swap agreement effectively fixed the interest rate, based on LIBOR, on $400.0 million of our floating rate bank borrowings through March 2009. As of December 31, 2008, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the 2007 Credit Agreement was approximately 3.810%; inclusive of the May 2005 Swap, the effective interest rate was 4.885%. At December 31, 2007, our effective interest rate, including the fixed component of the swap, on loan amounts outstanding under our credit facility was 6.6%.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management, in consultation with the Audit Committee of our Board, evaluates these estimates, including those related to bad debts, intangible assets, self-insurance liabilities, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Intangible Assets

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of our goodwill and certain intangible assets annually, and more frequently if circumstances warrant, for impairment and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair market value. For the year ended December 31, 2009 and 2008, we recorded aggregate impairment charges of $175.0 million and $498.9 million, respectively, to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of December 31, 2009, we had $217.5 million in intangible assets and goodwill, which represented approximately 65.1% of our total assets.

We perform our annual impairment tests for goodwill and indefinite-lived intangibles during the fourth quarter. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairment tests are performed. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. As part of our overall planning associated with the testing of goodwill, we have determined that our geographic markets are the appropriate unit of accounting.

The assumptions used in estimating the fair values of the reporting units are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

During the third quarter of 2009, we reviewed the triggering events and circumstances detailed in ASC 350-20, Property, Plant and Equipment, to determine if an interim test of impairment of goodwill was warranted. In July 2009, we revised our revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to the current economic conditions. As a result of these conditions, we determined it was appropriate and reasonable to conduct an interim impairment analysis. In conjunction with the interim impairment analysis we recorded an impairment charge of approximately $173.1 million to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. In addition, as part of our annual impairment testing of goodwill and broadcast licenses conducted during the fourth quarter, we recorded an impairment charge of approximately $1.9 million to further reduce the carrying value of certain broadcast licenses and goodwill in certain markets to their respective fair market values. The additional impairment charge was primarily due to the changes in key variables incorporated in the discounted cash flow methodology and a larger-than expected decline in overall operating results in those markets compared to management’s prior forecasts.

We generally conducted our impairment tests as follows:

Step 1 Goodwill Test

In performing our interim impairment testing of goodwill, the fair value of each market was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. We used an approximate eight-year projection period to derive operating cash flow projections from a market participant level. We made certain assumptions regarding future audience shares and revenue shares in reference to actual historical performance. We then projected future operating expenses in order to derive operating profits, which we combined with working capital additions and capital expenditures to determine operating cash flows.

For our third quarter interim impairment test and our annual impairment test, we performed the Step 1 test and compared the fair value of each market to its carrying value as of August 31, 2009 and December 31, 2009, respectively. For markets where a Step 1 indicator of impairment existed, we then performed Step 2 test in order to determine if goodwill was impaired on any of our markets.

For our third quarter interim and annual analyses, we determined that, based on our Step 1 goodwill test, the fair value of 1 of our 16 markets containing goodwill balances was below its carrying value, respectively. For the remaining markets, since no impairment indicator existed, we determined that goodwill was appropriately stated as of the relevant testing date.

Step 2 Goodwill Test

As required by the Step 2 test, we prepared an allocation of the fair value of the markets identified in the Step 1 test as if each market was acquired in a business combination. The presumed “purchase price” utilized in the calculation is the fair value of the market determined in the Step 1 test. The results of the Step 2 test and the calculated impairment charge for the third quarter interim test follows (in thousands):

	Reporting Unit	Implied Goodwill	August 31, 2009
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 37	$15,006	$9,754	$11,511	$1,757

The results of the Step 2 test and the calculated impairment charge for the fourth quarter annual test follows (in thousands):

	Reporting Unit	Implied Goodwill	December 31, 2009
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 27	$935	$43	$1,023	$980

The following table provides a breakdown of the goodwill balances as of December 31, 2009, by market:

Market ID	Goodwill Balance

Market 7	$3,827
Market 8	3,726
Market 11	13,847
Market 59	875
Market 17	2,450
Market 19	1,672
Market 26	2,068
Market 27	43
Market 30	5,684
Market 35	1,150
Market 36	712
Market 37	9,754
Market 48	1,478
Market 51	4,284
Market 56	2,585
Market 57	1,966

$56,121

To validate our conclusions and determine the reasonableness of the impairment charge related to goodwill, we:

•	conducted an overall reasonableness check of our fair value calculations by comparing the aggregate, calculated fair value of our markets to our market capitalization as of August 31, 2009 for our third quarter interim test and as of December 31, 2009 for our fourth quarter annual test;

•	prepared a market fair value calculation using a multiple of Adjusted EBITDA as a comparative data point to validate the fair values calculated using the discounted cash-flow approach;

•	reviewed the historical operating performance of each market with impairment;

The discount rate employed in the market fair value calculation ranged between 12.4% and 12.7% for our third quarter interim test. As a result of changes to variables used to estimate the cost of equity such as the 20-year T-Bond and the discount rate for market risk, we employed a discount rate range of 12.6% to 12.8% for our fourth quarter annual test. We believe that the discount rate ranges were appropriate and reasonable for goodwill purposes at the time of each test due to the resulting implied 7.9 times exit multiple for both the interim and annual periods.

For periods after 2009, we projected a median annual revenue growth of 2.2% and median annual operating expense to increase at a growth rate of 1.7% for our third quarter interim test. We increased this projection to 2.5% and 2.3%, respectively, for our fourth quarter annual test, primarily because of changes in market revenue forecasts as of December 31, 2009 compared to September 30, 2009. For each test we derived projected expense growth based primarily on the stations’ historical financial performance and expected future revenue growth. Our projections were based on then-current market and economic conditions and our historical knowledge of the markets.

After completing our third quarter interim test, as compared with the market capitalization value of $536.8 million as of August 31, 2009, the aggregate fair value of all markets of approximately $604.0 million was approximately $67.2 million, or 12.52%, higher than market capitalization. After completing our fourth quarter annual test, as compared with the market capitalization value of $633.5 million as of December 31, 2009, the aggregate fair value of all markets of approximately $603.0 million was approximately $30.5 million, or 4.8%, less than market capitalization.

Key data points included in the market capitalization calculations were as follows:

•	shares outstanding of 41.6 million as of August 31, 2009 and December 31, 2009;

•	average closing price of the Company’s Class A Common Stock over 30 days for August 31, 2009 and December 31, 2009: $1.40 and $2.23 per share, respectively; and

•	debt discounted by 26% and 15.5% (gross $647.9 million and $636.9 million, net $479.4 million and $538.6 million), on August 31, 2009 and December 31, 2009, respectively.

Utilizing the above analysis and data points, we concluded the fair values of our markets, as calculated, are appropriate and reasonable.

Indefinite Lived Intangibles (FCC Licenses)

We perform our annual impairment testing of indefinite lived intangibles (our FCC licenses) during the fourth quarter and on an interim basis if events or circumstances indicate that the asset may be impaired. Consistent with the guidance set forth in ASC 350-30, we have combined all of our broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite lived intangibles test, we determined that our geographic markets are the appropriate unit of accounting for the broadcast license impairment testing.

In August 2009, we reviewed for potential issues or circumstances that might require us to test our FCC license assets for impairment on an interim basis. In July 2009, we revised our revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues for 2009 attributable to the current economic conditions. As a result of these conditions, we determined it was appropriate and reasonable to conduct an interim impairment analysis. During the fourth quarter, we performed our annual impairment testing.

As a result of the interim and annual impairment tests, we determined that the carrying value of certain reporting units’ FCC licenses exceeded their fair values. Accordingly, we recorded impairment charges of $171.3 million and $0.9 million as a result of the interim and annual impairment tests, respectively, to reduce the carrying value of these assets.

We note that the following considerations continue to apply to the FCC licenses:

•	In each market, the broadcast licenses were purchased to be used as one combined asset;

•	The combined group of licenses in a market represents the “highest and best use of the assets”; and

•	Each market’s strategy provides evidence that the licenses are “complementary”.

For the interim and annual impairment tests we utilized the three most widely accepted approaches in conducting our appraisals: (1) the cost approach, (2) the market approach, and (3) the income approach. In conducting the appraisals, we conducted a thorough review of all aspects of the assets being valued.

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

We discounted the net free cash flows using an appropriate after-tax average weighted cost of capital ranging between approximately 12.7% and 13.0% for the interim test and 13.0% to 13.1% for the annual test, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, we estimated a perpetuity value, and then discounted to present values, as of the valuation date.

We performed discounted cash flow analyses for each market. For each market valued we analyzed the competing stations, including revenue and listening shares for the past several years. In addition, for each market we analyzed the discounted cash flow valuations of its assets within the market. Finally, we prepared a detailed analysis of sales of comparable stations.

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

In order to estimate what listening audience share and revenue share would be expected for each station by market, we analyzed the Arbitron audience estimates over the past two years to determine the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often we made adjustments to the listening share and revenue share based on its stations’ signal coverage of the market and the surrounding area’s population as compared to the other stations in the market. Based on management’s knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the stations’ gross revenues through 2017;

•	the projected operating expenses and profits over the same period of time (we considered operating expenses, except for sales expenses, to be fixed, and assumed sales expenses to be a fixed percentage of revenues);

•	the calculations of yearly net free cash flows to invested capital;

•	depreciation on start-up construction costs and capital expenditures (we calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air); and

•	amortization of the intangible asset — the FCC License (we calculated amortization on a straight line basis over 15 years).

We performed the following sensitivity analyses to determine the impact of a 1% change in certain variables contained within the impairment model:

	Increase in License Impairment
	At August 31,	At December 31,
Assumption Change	2009	2009
	(In millions)

1% decline in revenue growth rates	$80.4	$1.6
1% decline in Station Operating Income	15.8	2.1
1% increase in discount rate	32.6	1.9

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

In connection with the elimination of amortization of broadcast licenses upon the adoption of ASC 350, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have a valuation allowance of approximately $267.8 million as of December 31, 2009 based on our assessment of whether it is more likely than not these deferred tax assets related to our net operating loss carry-forwards (and certain other deferred tax assets) will be realized. Should we determine that we would be able to realize all or part of these net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made.

Stock-based Compensation

Stock-based compensation expense recognized under ASC 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2009, 2008 and 2007 were $2.9 million, $4.7 million, and $9.2 million respectively, before income taxes. Upon adopting ASC 718, for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For restricted stock awards with performance conditions, we have evaluated the probability of vesting of the awards at each reporting period and have adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.

Summary Disclosures About Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2009 (dollars in thousands):

Payments Due By Period

		Less Than	2 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Long-term debt(1)	$636,890	$49,026	$14,800	$573,064	$—
Operating leases	47,403	8,777	14,479	10,727	13,420
Digital radio capital obligations(2)	25,200	180	960	2,280	21,780
Other operating contracts(3)	30,706	7,740	15,362	7,604	—

Total Contractual Cash Obligations	$740,199	$65,723	$45,601	$593,675	$35,200

(1)	Under the Credit Agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants. Based on long-term debt amounts outstanding at December 31, 2009, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $104.9 million of interest on borrowings through June 2014 ($26.1 million due in less than one, year, $51.3 million due in years two and three, $27.5 million due in years four and five, and $0.0 million due after five years).

(2)	Amount represents the estimated capital requirements to convert 210 of our stations to a digital broadcasting format in future periods.

(3)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations that include all significant terms. In addition, amounts include $2.5 million of station acquisitions purchase price that was deferred beyond the closing of the transaction and that is being paid monthly over a 5-year period and also includes the employment contract with our CEO, Mr. L. Dickey.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2009.

Recent Accounting Pronouncements

ASC 105.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 168”) “— a replacement of FASB Statement No. 162. SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. We adopted this statement during the third quarter of 2009. We have included the references to the Codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on our consolidated results of operations, cash flows or financial condition.

ASC 805.  FASB Statement No. 141(R) Business Combinations was issued in December 2007. This statement was incorporated into ASC 805, Business Combinations, under the new FASB codification. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. We adopted this statement on January 1, 2009 and accounted for the acquisitions completed during the first two quarters of 2009 in accordance with the provisions of ASC 805.

ASC 805 Update.  In February 2009, the FASB issued SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which allows an exception to the recognition and fair value measurement principles of ASC 805. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This statement update was effective for us as of January 1, 2009 for all business combinations that close on or after January 1, 2009 and it did not have an impact on our consolidated results of operations, cash flows or financial condition.

ASC 810.  In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 was incorporated into ASC 810, Consolidation (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. We adopted this statement as of January 1, 2009 and it did not have an impact on our consolidated results of operations, cash flows or financial condition.

ASC 815.  In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted this statement on January 1, 2009; see Note 6, “Derivative Financial Instruments”.

ASC 855.  In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. This statement became effective for our financial statements as of June 30, 2009.

ASC 810.  In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS No. 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This Statement is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We will adopt these provisions on January 1, 2010 and are still assessing the impact they will have on our financial statements.

ASC 275 and ASC 350.  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this FSP was incorporated into two different ASC’s, ASC 275, Risks and Uncertainties (“ACS 275”) and ASC 350, Intangibles — Goodwill and Other (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted this FSP on January 1, 2009, and it did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures related to existing intangible assets.

ASC 860 and ASC 810.  The FASB issued FSP FAS 140-4 and FIN 46R-8 in December 2008 and was effective for the first reporting period ending after December 15, 2008. Under the new codification the FSP was organized into two separate sections ASC 860, Transfers and Servicing and ASC 810, Consolidations. These ASC updates require additional disclosures related to variable interest entities, which include significant judgments and assumptions, restrictions on assets, risks and the effects on financial position, financial performance and cash flows. We adopted these ASC updates as of January 1, 2009, and they did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

ASC 820.  On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification the FSP was incorporated into ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). We adopted this ASC update on January 1, 2009 and it did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

ASC 820. FSP 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. On April 2, 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. These FSP’s were incorporated into ASC 820 under the new codification. The first ASC update Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This update became effective for our financial statements as of June 30, 2009 and it did not have a material impact on our consolidated results of operations, cash flows or financial condition and did not require additional disclosures.

The second ASC update Staff Position, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”) changes the method for determining whether an, other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. We adopted this update during the second quarter of 2009 and it did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

The third ASC update, Staff Position, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) increases the frequency of fair value disclosures from annual only to quarterly. All three updates are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. ASC update FSP FAS 107-1 and APB 28-1 became effective for our financial statements as of June 30, 2009, see Note 7, “Fair Value Measurements”.

ASC 260.  In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under the new FASB codification this FSP was incorporated into ASC 260, Earnings Per Share (“ASC 260”). ASC 260 clarifies that unvested share-based payment awards that entitle holders to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The two-class method of computing EPS is an earning allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ASC 260 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. We adopted this statement on January 1, 2009. The unvested restricted shares of Class A Common Stock awarded by us pursuant to its equity incentive plans contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS; see Note 13, “Earnings per Share” for our disclosure of EPS.

ASU 2009-05.  The FASB issued Accounting Standards Update (“ASU”) No. 2009-05 which provides additional guidance on how companies should measure liabilities at fair value and confirmed practices that have evolved when measuring fair value such as the use of quoted prices for a liability when traded as an asset. While reaffirming the existing definition of fair value, the ASU reintroduces the concept of entry value into the determination of fair value. Entry value is the amount an entity would receive to enter into an identical liability. Under the new guidance, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The effective date of this ASU is the first reporting period (including interim periods) after August 26, 2009. Early application is permitted for financial statements for earlier periods that have not yet been issued. We adopted this statement during the third quarter of 2009 and it did not have an impact on our consolidated results of operations, cash flows or financial condition.

ASU 2010-06.  The FASB issued ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or

Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The company will revise their disclosures as of January 1, 2010 and 2011 as appropriate.

ASU 2010-09.  The FASB issued ASU No. 2010-09 which provides amendments to certain recognition and disclosure requirements. Previous guidance required that an entity that is an SEC filer be required to disclose the date through which subsequent events have been evaluated. This update amends the requirement of the date disclosure to alleviate potential conflicts between ASC 855-10 and the SEC’s requirements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

At December 31, 2009, 37.2% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2009 average interest rate under these borrowings, it is estimated that our 2009 interest expense and net income would have changed by $4.8 million. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. In May 2005, the Company also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the May 2005 Swap for two additional years, from March 13, 2009 through March 13, 2011. This option was exercised on March 11, 2009 by Bank of America. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $236.9 million of borrowings outstanding at December 31, 2009 that are not subject to the interest rate swap and assuming a one percentage point change in the 2009 average interest rate under these borrowings, it is estimated that our 2009 interest expense and net income would have changed by $1.8 million.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Vice President and Interim Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of December 31, 2009.

(b)	Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. The Company’s management has concluded that, as of December 31, 2009, its internal control over financial reporting is effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

Lewis W. Dickey, Jr.	Joseph P. Hannan

Chairman, President and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer

(c)	Changes in Internal Control over Financial Reporting

During the fourth quarter of 2009, we completed the redesign and implementation of certain controls related to a previously disclosed material weakness in our internal control over financial reporting and, as a result, concluded that the material weakness had been fully remediated.

The changes were to controls regarding review of corporate-level accounting transactions, to require our Director of Corporate Accounting and Chief Accounting Officer to perform enhanced, detailed reviews pertaining to certain of these corporate-level accounting transactions, including transactions involving long-lived asset impairment assessments, valuation matters, new or amended borrowing arrangements, and business combinations. Other than as described above, there were no changes to our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Members of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding our executive officers is contained in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding securities authorized for issuance under our executive compensation plans is contained in Part II of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Auditor Fees and Services” in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

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

(a) (3) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended (incorporated herein by reference to Exhibit 3.1 to our Form 8-K, filed on November 26, 2008.
3.2	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 of our Form 8-K, filed on November 26, 2008.
4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed on August 2, 2002).
4.2	Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 4.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
4.3	Shareholder Agreement, dated as of the March 28, 2002, by and between BancAmerica Capital Investors SBIC I, L.P. and Cumulus Media Inc. (incorporated herein by reference to Exhibit(d)(3) of our Schedule TO-I, filed on May 17, 2006).
4.4	Voting Agreement, dated as of January 6, 2009, by and among Cumulus Media Inc. and the Dickey stockholders (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed on January 6, 2009).
4.5	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on June 30, 2009.
10.1	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538)).
10.2	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on April 15, 2003 (Commission File No. 333-104542)).
10.3	Amended and Restated Cumulus Media Inc. 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A of our proxy statement on Schedule 14A, , filed on April 13, 2007 (Commission File No. 333-118047)).
10.4	Cumulus Media Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit A of our proxy statement on Schedule 14A, filed on October 17, 2008 (Commission File No. 000-24525)).
10.5	Form of Restricted Shares Agreement for awards under the Cumulus Media Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on May 27, 2008).
10.6	Restricted Stock Award, dated April 25, 2005, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on April 29, 2005).
10.7	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K, filed on April 29, 2005).
10.8	Form of Restricted Share Award Certificate (incorporated herein by reference to Exhibit (d)(7) of our Schedule TO-I, filed on December 1, 2008).
10.9	Form of New Option Award Certificate (incorporated herein by reference to Exhibit (d)(8) of our Schedule TO-I, filed on December 1, 2008).
10.10	Form of 2008 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, filed on March 4, 2009).
10.11	Form of 2008 Equity Incentive Plan Stock Option Award Agreement.
10.12	Third Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on December 22, 2006).
10.13	First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on January 6, 2009).
10.14	Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the period ending September 30, 2001).
10.15	First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.4 to our Form 8-K, filed on January 6, 2009).

10.16		Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ending September 30, 2001).
10.17		First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.3 to our Form 8-K, filed on January 6, 2009).
10.18		Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
10.19		Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties (identified herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on February 7, 2002).
10.20		Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2002).
10.21		Credit Agreement, dated as of June 7, 2006, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to 10.1 of our current report on Form 8-K, filed on June 8, 2002).
10.22		Guarantee and Collateral Agreement, dated as of June 15, 2006, among the Cumulus Media Inc., its Subsidiaries identified therein, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2006).
10.23		Amendment No. 1 to Credit Agreement, dated as of June 11, 2007, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on June 15, 2007).
10.24		Termination Agreement and Release, dated as of May 11, 2008, between Cumulus Media Inc., Cloud Acquisition Corporation and Cloud Merger Corporation (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on May 12, 2008).
10.25		Amendment No. 3 to Credit Agreement, dated as of June 29, 2009, by and among, Cumulus Media Inc., Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and the Subsidiary Loan Parties thereto (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed June 30, 2009).
10.26		Warrant Agreement, dated as of June 29, 2009, by and among, Cumulus Media Inc., Lewis W. Dickey, Jr., Lewis W. Dickey, Sr., John W. Dickey, Michael W. Dickey, David W. Dickey, Lewis W. Dickey, Sr. Revocable Trust, DBBC, LLC and the Consenting Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed June 30, 2009).
16.1		Letter regarding a change in the certifying accountant, dated as of June 23, 2008 from KPMG LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to our Form 8-K, filed on June 23, 2008).
21.1		Subsidiaries of Cumulus Media Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-K, filed on March 16, 2008).
23	.1*	Consent of PricewaterhouseCoopers LLP.
23	.2*	Consent of KPMG LLP.
31	.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Exhibits. See Item 15(a)(3).

(c) Financial Statement Schedules.  Schedule II — Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2010

CUMULUS MEDIA INC.

By	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 3, 2010

/s/ Joseph P. Hannan Joseph P. Hannan	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 3, 2010

/s/ Linda A. Hill Linda A. Hill	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2010

/s/ Ralph B. Everett Ralph B. Everett	Director	March 3, 2010

/s/ Eric P. Robison Eric P. Robison	Director	March 3, 2010

/s/ Robert H. Sheridan, III Robert H. Sheridan, III	Director	March 3, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Cumulus Media Inc., are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ deficit and comprehensive loss, and cash flows present fairly, in all material respects, the financial position of Cumulus Media Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 7, on January 1, 2008, the Company changed the manner in which it accounts for and discloses fair value measurements for financial assets and liabilities.

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
March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cumulus Media, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Cumulus Media Inc. and subsidiaries (the Company) for the year ended December 31, 2007. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule for the year ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Cumulus Media Inc. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, in so far as it relates to the year ended December 31, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, included in ASC subtopic 740-10, Income Taxes — Overall.

/s/ KPMG LLP
Atlanta, Georgia
March 17, 2008

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Dollars in thousands, except for share data)

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$16,224	$53,003
Restricted cash	789	—
Accounts receivable, less allowance for doubtful accounts of $1,166 and $1,771 in 2009 and 2008, respectively	37,504	42,575
Trade receivable	5,488	1,624
Prepaid expenses and other current assets	4,709	3,287

Total current assets	64,714	100,489
Property and equipment, net	46,981	55,124
Intangible assets, net	161,380	325,134
Goodwill	56,121	58,891
Other assets	4,868	3,881

Total assets	$334,064	$543,519

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$13,635	$18,695
Trade payable	5,534	1,949
Current portion of long-term debt	49,026	7,400

Total current liabilities	68,195	28,044
Long-term debt	584,482	688,600
Other liabilities	32,598	30,543
Deferred income taxes	21,301	44,479

Total liabilities	706,576	791,666

Stockholders’ Deficit:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, shares designated as stated value $1,000 per share 0; shares issued and outstanding in both 2009 and 2008 and 12,000 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding in both 2009 and 2008	—	—
Class A common stock, par value $.01 per share; 200,000,000 shares authorized; 59,572,592 shares issued, 35,162,511 and 34,945,290 shares outstanding in 2009 and 2008, respectively	596	596
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2009 and 2008	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2009 and 2008	6	6
Treasury stock, at cost, 24,410,081 and 24,627,302 shares in 2009 and 2008, respectively	(261,382)	(265,278)
Accumulated other comprehensive income	—	828
Additional paid-in-capital	966,945	967,676
Accumulated deficit	(1,078,735)	(952,033)

Total stockholders’ deficit	(372,512)	(248,147)

Total liabilities and stockholders’ deficit	$334,064	$543,519

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands, except for share and per share data)

	2009	2008	2007

Broadcast revenues	$252,048	$307,538	$324,327
Management fee from affiliate	4,000	4,000	4,000

Net revenues	256,048	311,538	328,327
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	165,676	203,222	210,640
Depreciation and amortization	11,136	12,512	14,567
LMA fees	2,332	631	755
Corporate general and administrative (including non-cash stock compensation expense of $2,879, $4,663, and $9,212, respectively)	20,699	19,325	26,057
Gain on exchange of assets or stations	(7,204)	—	(5,862)
Realized loss on derivative instrument	3,640	—	—
Impairment of goodwill and intangible assets	174,950	498,897	230,609
Costs associated with terminated transaction	—	2,041	2,639

Total operating expenses	371,229	736,628	479,405
Operating loss	(115,181)	(425,090)	(151,078)

Non-operating income (expense):
Interest expense	(34,050)	(48,250)	(61,089)
Interest income	61	988	664
Terminated transaction fee	—	15,000	—
Losses on early extinguishment of debt	—	—	(986)
Other income (expense), net	(136)	(10)	117

Total non-operating expense, net	(34,125)	(32,272)	(61,294)

Loss before income taxes and equity in net losses of affiliate	(149,306)	(457,362)	(212,372)
Income tax benefit	22,604	117,945	38,000
Equity losses in affiliate	—	(22,252)	(49,432)

Net loss	$(126,702)	$(361,669)	$(223,804)

Basic and diluted loss per common share:
Basic loss per common share (See Note 13, “Earnings Per Share”)	$(3.13)	$(8.55)	$(5.18)

Diluted loss per common share (See Note 13, “Earnings Per Share”)	$(3.13)	$(8.55)	$(5.18)

Weighted average basic common shares outstanding (See Note 13, “Earnings Per Share”)	40,426,014	42,314,578	43,187,447

Weighted average diluted common shares outstanding (See Note 13, “Earnings Per Share”)	40,426,014	42,314,578	43,187,447

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands, except for share data)

	Class A		Class B		Class C			Accumulated
	Common Stock		Common Stock		Common Stock			Other	Additional
	Number	Par	Number	Par	Number	Par	Treasury	Comprehensive	Paid-In	Accumulated
	of Shares	Value	of Shares	Value	of Shares	Value	Stock	Income	Capital	Deficit	Total

Balance at January 1, 2007	58,850,286	$588	6,630,759	$66	644,871	$6	$(282,194)	$6,621	$978,480	$(366,560)	$337,007

Net loss										(223,804)	(223,804)
Other comprehensive income (loss):
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(1,821)	—	—	(1,821)

Total comprehensive loss											(225,625)

Issuance of common stock	156,232	2	—	—	—	—	—	—	1,262	—	1,264
Restricted shares issued from treasury	(360,000)	(3)	—	—	—	—	17,690	—	(17,687)	—	—
Treasury stock buyback	—	—	—	—	—	—	(2,580)	—	—	—	(2,580)
Class B shares transferred for A shares	821,568	8	(821,568)	(8)	—	—	—	—	—	—	—
Non cash stock compensation expense	—	—	—	—	—	—	—	—	9,212	—	9,212
Balance at December 31, 2007	59,468,086	$595	5,809,191	$58	644,871	$6	$(267,084)	$4,800	$971,267	$(590,364)	$119,278

Net loss										(361,669)	(361,669)
Other comprehensive income (loss):
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(3,972)	—	—	(3,972)

Total comprehensive loss											(365,641)

Issuance of common stock	104,506	1	—	—	—	—	—	—	707	—	708
Restricted shares issued from treasury	—	—	—	—	—	—	5,409	—	(5,409)	—	—
Dutch offer fees	—	—	—	—	—	—	(33)	—	—	—	(33)
Share repurchase program	—	—	—	—	—	—	(6,522)	—	—	—	(6,522)
Shares returned in lieu of tax payments	—	—	—	—	—	—	(168)	—	—	—	(168)
Non cash stock compensation expense	—	—	—	—	—	—	—	—	4,231	—	4,231
Restricted shares issued in connection with exchange offer	—	—	—	—	—	—	3,120	—	(3,120)	—	—

Balance at December 31, 2008	59,572,592	$596	5,809,191	$58	644,871	$6	$(265,278)	$828	$967,676	$(952,033)	$(248,147)

Net loss										(126,702)	(126,702)
Other comprehensive income (loss):
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(828)	—	—	(828)

Total comprehensive loss											(127,530)

Warrants issued in conjunction with 2009 debt amendment	—	—	—	—	—	—	—	—	812	—	812
Restricted shares issued from treasury	—	—	—	—	—	—	5,185	—	(5,185)	—	—
Share repurchase program	—	—	—	—	—	—	(193)	—	—	—	(193)
Shares returned in lieu of tax payments	—	—	—	—	—	—	(107)	—	—	—	(107)
Non cash stock compensation expense	—	—	—	—	—	—	—	—	2,653	—	2,653
Restricted share forfeitures	—	—	—	—	—	—	(989)	—	989	—	—

Balance at December 31, 2009	59,572,592	$596	5,809,191	$58	644,871	$6	$(261,382)	$—	$966,945	$(1,078,735)	$(372,512)

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net loss	$(126,702)	$(361,669)	$(223,804)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on early extinguishment of debt	—	—	986
Depreciation and amortization	11,136	12,512	14,567
Amortization of debt issuance costs/discount	1,079	434	421
Amortization of derivative gain	(828)	(3,972)	(1,821)
Provision for doubtful accounts	2,386	3,754	2,954
Loss on sale of assets or stations	(29)	(21)	(5,890)
Gain on exchange of assets or stations	(7,204)	—	—
Fair value adjustment of derivative instruments	771	13,640	13,039
Equity loss on investment in unconsolidated affiliate	—	22,252	49,432
Impairment of goodwill and intangible assets	174,950	498,897	230,609
Deferred income taxes	(23,178)	(118,411)	(34,154)
Non-cash stock compensation	2,879	4,663	9,212
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Restricted cash	(789)	—	—
Accounts receivable	2,685	4,833	94
Trade receivable	(3,864)	(290)	(531)
Prepaid expenses and other current assets	(1,422)	2,548	323
Accounts payable and accrued expenses	(5,060)	14	(7,741)
Trade payable	3,584	(537)	(372)
Other assets	(328)	(315)	1,231
Other liabilities	(1,375)	(1,678)	(2,498)

Net cash provided by operating activities	28,691	76,654	46,057
Cash flows from investing activities:
Proceeds from sale of assets or radio stations	102	323	6,000
Purchases of intangible assets	—	(1,008)	(975)
Acquisition costs	(52)	—	(265)
Capital expenditures	(3,110)	(6,069)	(4,789)

Net cash used in investing activities	(3,060)	(6,754)	(29)
Cash flows from financing activities:
Proceeds from bank credit facility	—	75,000	750,000
Repayments of borrowings from bank credit facility	(59,110)	(115,300)	(764,950)
Tax witholding paid on behalf of employees	(107)	(2,413)	(311)
Payments for debt issuance costs	—	—	(1,072)
Debt discount fees	(3,000)	—	—
Payments for repurchases of common stock	(193)	(6,522)	(104)
Proceeds from issuance of common stock	—	52	303

Net cash used in financing activities	(62,410)	(49,183)	(16,134)
Increase (decrease) in cash and cash equivalents	(36,779)	20,717	29,894
Cash and cash equivalents at beginning of period	53,003	32,286	2,392

Cash and cash equivalents at end of period	$16,224	$53,003	$32,286

Supplemental disclosures of cash flow information:
Interest paid	$24,769	$33,122	$54,887
Income taxes paid	$895	$618	$1,205
Trade revenue	$16,612	$14,821	$17,884
Trade expense	$16,285	$14,499	$17,942

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies:

Description of Business

Cumulus Media Inc., (“Cumulus” or the “Company”) is a radio broadcasting corporation incorporated in the state of Delaware, focused on acquiring, operating and developing commercial radio stations in mid-size radio markets in the United States.

Liquidity Considerations

During 2009 the economic crisis reduced demand for advertising in general, including advertising on the Company’s radio stations. In consideration of current and projected market conditions, overall advertising could continue its decline well into 2010. Therefore, in conjunction with the development of the 2010 business plan, management gave consideration to and incorporated the impact of recent market developments in a variety of areas, including the Company’s forecasted advertising revenues and liquidity.

During the third quarter of 2009, the Company reviewed certain events and circumstances to determine if an interim test of impairment of goodwill might be necessary. In July 2009, the Company revised its revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to the current economic conditions. As a result of these conditions, the Company determined it was appropriate and reasonable to conduct an interim impairment analysis. In conjunction with the interim impairment analysis the Company recorded an impairment charge of approximately $173.1 million to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. In addition, as part of its annual impairment testing of goodwill (conducted in the fourth quarter), the Company further revised the revenue forecast downward for certain markets due to a larger-than-forecasted decline in overall operating results and, as a result, the Company recorded a further impairment charge of approximately $1.9 million to further reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values.

On June 29, 2009, the Company entered into an amendment to the credit agreement governing its senior secured credit facility. The credit agreement, as amended, is referred to herein as the “Credit Agreement”. The Credit Agreement maintains the preexisting term loan facility of $750 million, which, as of December 31, 2009, had an outstanding balance of approximately $636.9 million, and reduces the preexisting revolving credit facility from $100 million to $20 million. Additional facilities are no longer permitted under the Credit Agreement. See Note 9, “Long-Term Debt” for further discussion of the Credit Agreement.

Management believes that the Company will continue to be in compliance with all of its debt covenants through at least December 31, 2010, based upon actions the Company has already taken, which include: (i) the amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010 (see Note 9, “Long-Term Debt”), (ii) employee reductions of 16.5% in 2009 coupled with a mandatory one-week furlough during the second quarter of 2009, (iii) a new sales initiative implemented during the first quarter of 2009, which we believe will increase advertising revenues by re-engineering the Company’s sales techniques through enhanced training of its sales force, and (iv) continued scrutiny of all operating expenses. However, the Company will continue to monitor its revenues and cost structure closely and if revenues do not exceed expected growth or if the Company exceeds planned spending, the Company may take further actions as needed in an attempt to maintain compliance with its debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, additional cost reductions, renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.

As discussed further in Note 9, “Long-Term Debt”, the Company amended the Credit Agreement in June 2009, whereby the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended. During the Covenant Suspension Period, the Company’s loan covenants require the Company to: (1) maintain a minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60 million for fiscal quarters

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through March 31, 2010, increasing incrementally to $66 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.5:1 and the fixed charge coverage ratio covenant will be 1.20:1. At December 31, 2009, the Company’s total leverage ratio was 8.66:1 and the fixed charge coverage ratio was 1.58:1. In order to comply with the leverage ratio covenant at March 31, 2011, the Company estimates that it will be required to reduce a significant amount of debt by March 31, 2011. The Company plans to fund these debt payments from cash flows generated from operations.

If the Company is unable to comply with its debt covenants, the Company would need to seek a waiver or amendment to the Credit Agreement and no assurances can be given that the Company will be able to do so. If the Company were unable to obtain a waiver or an amendment to the Credit Agreement in the event of a debt covenant violation, the Company would be in default under the Credit Agreement, which could have a material adverse impact on the Company’s financial position.

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

Basis of Presentation

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation, restructuring and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Concentration of Credit Risks

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on several factors including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the lease. Depreciation of construction in progress is not recorded until the assets are placed into service. Routine maintenance and repairs are expensed as incurred.

Capitalized Software Costs

The Company capitalizes certain internal software development costs. Costs incurred during the preliminary project stage and the post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized. These costs generally consist of coding and testing activities. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. These costs are amortized using the straight-line method over the estimated useful life of the software, generally three years. The Company had $1.0 million and $0.9 million of unamortized software costs as of December 31, 2009 and 2008, respectively. The Company had amortization of approximately $0.0 million, $0.5 million and $0.5 million in 2009, 2008 and 2007, respectively, related to capitalized software costs.

Goodwill and Intangible Assets

The Company’s intangible assets are comprised of broadcast licenses, goodwill and certain other intangible assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life, which include the Company’s broadcast licenses, are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, Property, Plant, and Equipment.

In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s historical track record of renewing broadcast licenses, the very low cost to the Company of renewing the applications, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company evaluates the recoverability of its indefinite-lived assets, which

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include broadcasting licenses, goodwill, deferred charges, and other assets, in accordance with ASC 350, Intangibles-Goodwill and Other, and measurement of an impairment loss under these accounting standards require the use of significant judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized using the effective interest method to interest expense over the life of the related debt. The Company recognized amortization expense of $0.4 million for each of the years ended December 31, 2009, 2008 and 2007.

Extinguishment of Debt

The Company’s losses on extinguishment of debt have been reflected as a component of non-operating expense. Losses recognized during 2007 relate to the retirement of certain term loan borrowings under the Company’s credit facilities.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ equity (deficit).

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

As of December 31, 2009, 2008 and 2007, the Company operated twelve, seven and seven radio stations under LMAs, respectively. The stations operated under LMAs contributed $9.2 million, $6.4 million and $5.0 million, in years 2009, 2008, and 2007, respectively, to the consolidated net revenues of the Company.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in Affiliate

As of December 31, 2009 the Company had a 25% economic interest in Cumulus Media Partners (“CMP”), acquired in May 2006. The investment is accounted for under the equity method (see Note 8, “Investment in Affiliate”). The Company’s consolidated operating results include its proportionate share of CMP’s net losses for the years ended December 31, 2009, 2008, and 2007. As of December 31, 2009 the Company’s proportionate share of its affiliate losses exceeded its investment in CMP.

Stock-based Compensation

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required. For a discussion of ASC 740 of which certain provisions were effective for the Company as of January 1, 2007, see Note 12, “Income Taxes”.

Impairment of Long-Lived Assets

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

Comprehensive Income

Comprehensive income includes net income as currently reported under accounting principles generally accepted in the United States of America, and also considers the effect of additional economic events that are not required to be reported in determining net income, but rather are reported as a separate component of stockholders’ equity (deficit). The Company reports changes in the fair value of derivatives qualifying as cash flow hedges as a component of comprehensive income.

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

Fair Values of Financial Instruments

The carrying values of cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. As of December 31, 2009, the fair value of the Company’s term loan was $538.6 million which was based on a risk adjusted rate.

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

Variable Interest Entities

The Company accounts for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC 810, Consolidation. VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into local marketing agreements in connection with pending acquisitions or dispositions of radio stations and the requirements of ASC 810 may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2009, ASC 810 has not applied to any local marketing agreements.

Recent Accounting Pronouncements

ASC 105.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS No. 168”) “— a replacement of FASB Statement No. 162.  SFAS No. 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105, Generally Accepted Accounting Principles under the new FASB codification which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this statement during the third

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 805.  FASB Statement No. 141(R) Business Combinations was issued in December 2007. This statement was incorporated into ASC 805, Business Combinations, under the new FASB codification. ASC 805 requires that upon initially obtaining control, an acquirer should recognize 100% of the fair values of acquired assets, including goodwill and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100% of its target. Additionally, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration and transaction costs will be expensed as incurred. This statement also modifies the recognition for pre-acquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. This statement amends ASC 740-10, Income Taxes (“ASC 740”) to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. The Company adopted this statement on January 1, 2009 and accounted for the acquisitions completed during the first two quarters of 2009 in accordance with the provisions of ASC 805.

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

ASC 810.  In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. SFAS No. 160 was incorporated into ASC 810, Consolidation (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. The Company adopted this statement as of January 1, 2009 and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 815.  In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 was incorporated into ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement on January 1, 2009; see Note 6, “Derivative Financial Instruments”.

ASC 855.  In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, Subsequent Events (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. This statement became effective for the Company’s financial statements as of June 30, 2009.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASC 810.  In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) (“SFAS No. 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This Statement is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt these provisions on January 1, 2010 and the impact they will have on the Company’s financial statements is still unknown.

ASC 275 and ASC 350.  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Lives of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this FSP was incorporated into two different ASC’s, ASC 275, Risks and Uncertainties (“ACS 275”) and ASC 350, Intangibles — Goodwill and Other (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted this FSP on January 1, 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures related to existing intangible assets.

ASC 860 and ASC 810.  The FASB issued FSP FAS 140-4 and FIN 46R-8 in December 2008 and was effective for the first reporting period ending after December 15, 2008. Under the new codification the FSP was organized into two separate sections ASC 860, Transfers and Servicing and ASC 810, Consolidations. These ASC updates require additional disclosures related to variable interest entities, which include significant judgments and assumptions, restrictions on assets, risks and the effects on financial position, financial performance and cash flows. The Company adopted these ASC updates as of January 1, 2009, and they did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

ASC 820.  On February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No. 157 Fair Value Measurements, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification the FSP was incorporated into ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company adopted this ASC update on January 1, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

ASC 820.  FSP 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. On April 2, 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. These FSP’s were incorporated into ASC 820 under the new codification. The first ASC update Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed”, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This update became effective for the Company’s financial statements as of June 30, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition and did not require additional disclosures.

The second ASC update Staff Position, FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in earnings. The Company adopted this update during the second quarter of 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

The third ASC update, Staff Position, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) increases the frequency of fair value disclosures from annual only to quarterly. All three updates are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. ASC update FSP FAS 107-1 and APB 28-1 became effective for the Company’s financial statements as of June 30, 2009, see Note 7, “Fair Value Measurements”.

ASC 260.  In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  Under the new FASB codification this FSP was incorporated into ASC 260, Earnings Per Share (“ASC 260”). ASC 260 clarifies that unvested share-based payment awards that entitle holders to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The two-class method of computing EPS is an earning allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ASC 260 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this statement on January 1, 2009. The unvested restricted shares of Class A Common Stock awarded by the Company pursuant to its equity incentive plans contain rights to receive non-forfeitable dividends, and thus are participating securities requiring the two-class method of computing EPS; see Note 13, “Earnings per Share” for the Company’s disclosure of EPS.

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

ASU 2010-06.  The FASB issued ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The company will revise their disclosures as of January 1, 2010 and 2011 as appropriate.

ASU 2010-09.  The FASB issued ASU No. 2010-09 which provides amendments to certain recognition and disclosure requirements. Previous guidance required that an entity that is an SEC filer be required to disclose the date through which subsequent events have been evaluated. This update amends the requirement of the date disclosure to alleviate potential conflicts between ASC 855-10 and the SEC’s requirements.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Acquisitions and Dispositions

Acquisitions

Green Bay and Cincinnati Swap

On April 10, 2009, the Company completed an asset exchange agreement with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, the Company acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in consideration for five of the Company’s radio stations in the Green Bay, Wisconsin market. The exchange transaction provided the Company with direct entry into the Cincinnati market (notwithstanding the Company’s current presence through its investment in CMP), which was ranked #28 at that time by Arbitron. Larger markets are generally desirable for national advertisers, and have large and diversified local business communities providing for a large base of potential advertising clients. The transaction was accounted for as a business combination in accordance with guidance for business combinations. The fair value of the assets acquired in the exchange was $17.6 million (refer to the table below for the purchase price allocation). The Company incurred approximately $0.2 million of acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The $0.9 million of goodwill identified in the purchase price allocation below is deductible for tax purposes. During the fourth quarter the Company adjusted the purchase price allocation to record an intangible asset of approximately $0.7 million related to certain tower leases which will be amortized over the next four years in accordance with the terms of the leases. The results of operations for the Cincinnati stations acquired are included in the statements of operations since the acquisition date. The results of the Cincinnati stations were not material. Prior to the asset exchange, the Company and Clear Channel did not have any preexisting relationship within the Green Bay market.

In conjunction with the exchange, Clear Channel and the Company entered into an LMA whereby the Company will provide programming, sells advertising, and retains operating profits for managing the five Green Bay radio stations. In consideration for these rights, the Company pays Clear Channel a monthly fee of approximately $0.2 million over the term of the agreement. The term of the LMA is for five years, expiring December 31, 2013. In conjunction with the LMA, the Company included the net revenues and station operating expenses associated with operating the Green Bay stations in the Company’s consolidated financial statements from the effective date of the LMA (April 10, 2009) through December 31, 2009. Additionally, Clear Channel negotiated a written put option that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated prior to this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the put option as a derivative contract and accordingly, the fair value of the put was recorded as a liability at the acquisition date and offset against the gain associated with the asset exchange. Subsequent changes to the fair value of the derivative are recorded through earnings. See Note 6, “Derivative Financial Instruments”.

In conjunction with the transactions, the Company recorded a net gain of $7.2 million, which is included in gain on exchange of assets in the statements of operations. This amount represents a gain of approximately $9.6 million recorded on the Green Bay Stations sold, net of a loss of approximately $2.4 million representing the fair value of the put option at acquisition date.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the final purchase price allocation adjusted through December 31, 2009 (dollars in thousands):

Allocation	Amount

Fixed Assets	$458
Broadcast Licenses	15,353
Goodwill	874
Other Intangibles	951

Total Purchase Price	$17,636
Less: Carrying value of Green Bay Stations	(7,999)

Gain on asset exchange	$9,637
Less: Fair value of Green Bay Option — April 10, 2009	(2,433)

Net Gain	$7,204

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

3.	Property and Equipment

Property and equipment consists of the following as of December 31, 2009 and 2008 (dollars in thousands):

	Estimated
	Useful Life	2009	2008

Land		$10,088	$10,381
Broadcasting and other equipment	3 to 7 years	125,462	123,997
Computer and capitalized software costs	1 to 3 years	12,527	11,740
Furniture and fixtures	5 years	11,824	11,833
Leasehold improvements	5 years	10,300	10,297
Buildings	20 years	27,138	27,687
Construction in progress		1,658	1,873

		198,997	197,808
Less: accumulated depreciation		(152,016)	(142,684)

		$46,981	$55,124

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets and Goodwill

The following tables present the changes in goodwill and intangible assets for the year ended December 31, 2009 and 2008 (in thousands):

	Indefinite Lived	Definite Lived	Total

Intangible Assets:
Balance as of December 31, 2007	$783,625	$13	$783,638

Acquisition	993	—	993
Amortization	—	(10)	(10)
Impairment	(459,487)	—	(459,487)

Balance as of December 31, 2008	$325,131	$3	$325,134

Acquisition	15,353	841	16,194
Disposition	(7,471)	—	(7,471)
Amortization	—	(265)	(265)
Impairment	(172,212)	—	(172,212)

Balance as of December 31, 2009	$160,801	$579	$161,380

	2009	2008

Balance as of January 1: Goodwill	$285,852	$285,852
Accumulated impairment losses	(226,962)	(187,552)

Subtotal	58,890	98,300
Goodwill acquired during the year	874	—
Impairment losses	(2,737)	(39,410)
Goodwill related to sale of business unit	(906)	—

Balance as of December 31: Goodwill	285,820	285,852
Accumulated impairment losses	(229,699)	(226,962)

Total	$56,121	$58,890

The Company has significant intangible assets recorded and these intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. Accounting guidance related to goodwill and other intangible assets requires that the carrying value of the Company’s goodwill and indefinite lived intangible assets be reviewed at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value and charges it to results of operations.

Goodwill

2009 Impairment Testing

The Company performs its annual impairment testing of goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that goodwill may be impaired. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. As part of its overall planning associated with the testing of goodwill, the Company determined that its geographic markets are the appropriate reporting unit.

During the third quarter of 2009, the Company reviewed the events and circumstances detailed in ASC 350-20 to determine if an interim test of impairment of goodwill might be necessary. In July 2009, the Company revised its revenue forecast downward for the last two quarters of 2009 due to the sustained decline in revenues attributable to

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the current economic conditions. As a result of these conditions, the Company determined it was appropriate and reasonable to conduct an interim impairment analysis.

During the fourth quarter the Company performed its annual impairment test. The assumptions used in estimating the fair values of reporting units are based on currently available data at the time the test is conducted and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

Step 1 Goodwill Test

In performing the Company’s interim and annual impairment testing of goodwill, the fair value of each market was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the restatement of these cash flows into their present value equivalent via a discount rate. The Company used an approximate eight-year projection period to derive operating cash flow projections from a market participant level. The Company made certain assumptions regarding future audience shares and revenue shares in reference to actual historical performance. The Company then projected future operating expenses in order to derive operating profits, which the Company combined with working capital additions and capital expenditures to determine operating cash flows.

The Company then performed the Step 1 test and compared the fair value of each market to its book net assets as of August 31, 2009 for the interim test and as of December 31, 2009 for its annual test. For markets where a Step 1 indicator of impairment existed, the Company then performed the Step 2 test in order to determine if goodwill was impaired on any of its markets.

The Company then determined that, based on its Step 1 goodwill test, the fair value of 1 of its 16 markets containing goodwill balances was below its carrying value for both the interim and annual test. For the remaining markets, since no impairment indicators existed, the Company determined that goodwill was appropriately stated as of the relevant testing date.

Step 2 Goodwill Test

As required by the Step 2 test, the Company prepared an allocation of the fair value of the markets identified in Step 1 test as if each market was acquired in a business combination. The presumed “purchase price” utilized in the calculation is the fair value of the market determined in the Step 1 test. The results of the Step 2 test for the interim test and the calculated impairment charge is as follows (dollars in thousands):

	Reporting Unit	Implied Goodwill	August 31, 2009
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 37	$15,006	$9,754	$11,511	$1,757

The results of the Step 2 test for the annual test and the calculated impairment charge is as follows (dollars in thousands):

	Reporting Unit	Implied Goodwill	December 31, 2009
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 27	$935	$43	$1,023	$980

To validate the Company’s conclusions and determine the reasonableness of the impairment charge related to goodwill the Company:

•	conducted an overall reasonableness check of the Company’s fair value calculations by comparing the aggregate, calculated fair value of the Company’s markets to its market capitalization of August 31, 2009 and December 31, 2009 for the interim and annual test, respectively;

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	prepared a market fair value calculation using a multiple of Adjusted EBITDA as a comparative data point to validate the fair values calculated using the discounted cash-flow approach;

•	reviewed the historical operating performance of each market with impairment;

•	performed a sensitivity analysis on the overall fair value and impairment evaluation.

The discount rate employed in the market fair value calculation ranged between 12.4% and 12.7% for the interim test and between 12.6% and 12.8% for the annual test. It is believed that the these discount rate ranges were appropriate and reasonable for goodwill purposes due to the resulting implied 7.9 times exit multiple (i.e. equivalent to the terminal value) for each of the interim and annual periods.

For the interim impairment test the Company projected a median annual revenue growth of 2.2% and median annual operating expense to increase at a growth rate of 1.7% post 2009. For the annual test, the Company projected a median annual revenue growth of 2.5% and median annual operating expense to increase at a growth rate of 2.3% post 2009. The Company derived projected expense growth based primarily on the stations’ historical financial performance and expected future revenue growth. Based on current market and economic conditions when the interim and annual tests were performed and the Company’s historical knowledge of the markets, the Company was comfortable with the resulting eight-year forecasts of Station Operating Income by market.

As compared with the market capitalization value of $536.8 million as of August 31, 2009, the aggregate fair value of all markets of approximately $604.0 million was approximately $67.2 million, or 12.5%, higher than the market capitalization value. As compared with the market capitalization value of $633.5 million as of December 31, 2009, the aggregate fair value of all markets of approximately $603.0 million was approximately $30.5 million, or 4.8%, less than the market capitalization value.

Key data points included in the market capitalization calculation were as follows:

•	shares outstanding of 41.6 million as of August 31, 2009 and December 31, 2009;

•	average closing price of the Company’s Class A Common Stock over 30 days for August 31, 2009 and December 31, 2009: $1.40 and $2.23 per share, respectively; and

•	debt discounted by 26% and 15.5% (gross $647.9 million and $636.9 million, net $479.4 million and $538.6 million), on August 31, 2009 and December 31, 2009, respectively.

Utilizing the above analysis and data points, the Company concluded the fair values of its markets, as calculated, are appropriate and reasonable.

Indefinite Lived Intangibles (FCC Licenses)

2009 Impairment Testing

The Company performs its annual impairment testing of indefinite lived intangibles (its FCC licenses) during the fourth quarter and on an interim basis if events or circumstances indicate that the asset may be impaired. Consistent with the guidance set forth in ASC 350-30, the Company has combined all of its broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite lived intangibles test, the Company determined that its geographic markets are the appropriate unit of accounting for the broadcast license impairment testing.

In August 2009, the Company reviewed the impairment indicators detailed in ASC 350-20 for potential issues or circumstances which might require the Company to test its FCC licenses assets for impairment on an interim basis. In July 2009, the Company revised its revenue forecast downward for the last two quarters in 2009 due to the sustained decline in revenues for 2009 attributable to the current economic conditions. As a result of these conditions, the Company determined it was appropriate and reasonable to conduct an interim impairment analysis. During the fourth quarter, the Company performed its annual impairment test.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the interim and annual impairment tests, the Company determined that the carrying value of certain reporting units FCC licenses exceeded their fair values. Accordingly, the Company recorded impairment charges of $171.3 million and $0.9 million as a result of the interim and annual impairment tests, respectively, to reduce the carrying value of these assets.

The Company notes that the following considerations, as cited by the EITF task force, continue to apply to the FCC licenses:

•	In each market, the broadcast licenses were purchased to be used as one combined asset;

•	The combined group of licenses in a market represents the “highest and best use of the assets”; and

•	Each market’s strategy provides evidence that the licenses are “complementary”.

For the interim and annual impairment tests the Company utilized the three most widely accepted approaches in conducting its appraisals: (1) the cost approach, (2) the market approach, and (3) the income approach. In conducting the appraisals, the Company conducted a thorough review of all aspects of the assets being valued.

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

The Company discounted the net free cash flows using an appropriate after-tax average weighted cost of capital ranging between approximately 12.7% and 13.0% for the interim test and 13.0% to 13.1% for the annual test

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, the Company estimated a perpetuity value, and then discounted to present values, as of the valuation date.

The Company performed discounted cash flow analyses for each market. For each market valued, the Company analyzed the competing stations, including revenue and listening shares for the past several years. In addition, for each market the Company analyzed the discounted cash flow valuations of its assets within the market. Finally, the Company considered sales of comparable stations.

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

In order to estimate what listening audience share and revenue share would be expected for each station by market, the Company analyzed the Arbitron audience estimates over the past two years to determine the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often the Company made adjustments to the listening share and revenue share based on its stations’ signal coverage of the market and the surrounding area’s population as compared to the other stations in the market. Based on management’s knowledge of the industry and familiarity with similar markets, the Company determined that approximately three years would be required for the stations to reach maturity. The Company also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the stations’ gross revenues through 2017;

•	the projected operating expenses and profits over the same period of time (the Company considered operating expenses, except for sales expenses, to be fixed, and assumed sales expenses to be a fixed percentage of revenues);

•	calculations of yearly net free cash flows to invested capital;

•	depreciation on start-up construction costs and capital expenditures (the Company calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air); and

•	amortization of the intangible asset — the FCC License (the Company calculated amortization on a straight line basis over 15 years).

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2009 and 2008 (dollars in thousands):

	2009	2008

Accounts payable	$819	$2,484
Accrued compensation	1,314	1,181
Accrued commissions	1,888	2,150
Accrued federal and state taxes	1,252	1,236
Accrued real estate taxes	1,295	1,129
Accrued professional fees	732	1,536
Accrued interest	843	3,719
Accrued employee benefits	816	36
Non-cash contract termination liability	2,082	2,126
Accrued transaction costs	1,005	1,236
Accrued other	1,589	1,862

Total accounts payable and accrued expenses	$13,635	$18,695

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with guidance regarding derivatives and hedging activities. This guidance requires the Company to recognize all derivatives on the balance sheet at fair value. Changes in fair value are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the change in fair value must be recorded through other comprehensive income, a component of stockholders’ equity (deficit).

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

The May 2005 Swap changed the variable-rate cash flow exposure on $400 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments in accordance with guidance related to accounting for derivatives and hedges. Starting in June 2006, the May 2005 Swap no longer qualified as a cash flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of accumulated other comprehensive income (“AOCI”). Interest expense for the years ended December 31, 2009, 2008 and 2007 includes income of $3.0 million, expense of $3.8 million and income of $5.5 million, respectively.

The fair value of the May 2005 Swap was determined in accordance with the provisions for fair value measurements using observable market based inputs (a “Level 2” measurement). The fair value represents an estimate of the net amount that the Company would pay if the agreement was transferred to another party or cancelled as of the date of the valuation. The balance sheets as of December 31, 2009 and December 31, 2008 include other long-term liabilities of $0.0 million and $3.0 million, respectively, to reflect the fair value of the May 2005 Swap.

May 2005 Option

In May 2005, the Company also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America, N.A. to unilaterally extend the period of the May 2005 Swap for two additional years, from March 13, 2009 through March 13, 2011. This option was exercised on March 11, 2009 by Bank of America, N.A. This instrument was not highly effective in mitigating the risks in cash flows, and therefore it was deemed speculative and its changes in value were accounted for as a current element of interest expense. The balance sheets as of December 31, 2009 and December 31, 2008 reflect other long-term liabilities of $15.6 million and $15.5 million, respectively, to include the fair value of the May 2005 Option. The Company reported interest expense of $0.2 million, $11.0 million and $3.2 million, inclusive of the fair value adjustment during the years ended December 31, 2009, 2008 and 2007, respectively.

In the event of a default under the Credit Agreement, or a default under any derivative contract, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. The Company does not utilize financial instruments for trading or other speculative purposes.

The Company’s financial instrument counterparties are high-quality investments or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monitor the credit exposure amounts. The maximum credit exposure at December 31, 2009 was not significant to the Company.

Green Bay Option

On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). Clear Channel is the nation’s largest radio broadcaster and as of December 2009 Moody’s gave its debt a CCC credit rating. The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a long term liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings.

The fair value of the Green Bay Option was determined in accordance with the provisions related to fair value measurements using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The balance sheet as of December 31, 2009 includes other long-term liabilities of $6.1 million to reflect the fair value of the Green Bay Option. The fair value of the Green Bay Option at December 31, 2009 and the origination date, April 10, 2009, was $6.1 million and $2.4 million, respectively. Accordingly, the Company recorded $3.6 million of expense in realized loss on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during the year ended December 31, 2009.

The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table:

Information on the Location and Amounts of Derivatives Fair Values in the
Consolidated Balance Sheets (in thousands)

Liability Derivatives
		Fair Value
		December 31,	December 31,
	Balance Sheet Location	2009	2008

Derivative not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$6,073	$—
Interest rate swap	Other long-term liabilities	15,639	15,464
Interest rate swap - option	Other long-term liabilities	—	3,043

	Total	$21,712	$18,507

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and effect of derivatives in the statements of operations are shown in the following table (in thousands):

Liability Derivatives
		Amount of Income (Expense)
		Recognized in Income on
		Derivatives for the Year
Derivative		December 31,	December 31,
Instruments	Financial Statement Location	2009	2008

Green Bay Option	Realized loss on derivative instrument	$(3,640)	$—
Interest rate swap	Interest income/(expense)	3,043	(11,029)
Interest rate swap — option	Interest income/(expense)	(175)	(2,611)

	Total	$(772)	$(13,640)

7.	Fair Value Measurements

The Company adopted the provisions of ASC 820 on January 1, 2008 as they relate to certain items, including those requirements related to the Company’s debt and derivative financial instruments which requires, among other things, enhanced disclosures about investments that are measured and reported at fair value and establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. The three levels of the fair value hierarchy to be applied to financial instruments when determining fair value are described below:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access;

Level 2 — Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities; and

Level 3 — Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 were as follows (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents:
Money market funds(1)	$4,382	$4,382	$—	$—

Total assets	$4,382	$4,382	$—	$—

Financial liabilities:
Other current liabilities
Interest rate swap(2)	$(15,639)	$—	$(15,639)	$—
Green Bay option(3)	(6,073)	—	—	(6,073)

Total liabilities	$(21,712)	$—	$(15,639)	$(6,073)

(1)	This balance is invested in an institutional money market fund. The Company’s Level 1 cash equivalents are valued using quoted prices in active markets for identical investments.

(2)	The Company’s derivative financial instruments consist solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate. The fair value of the Company’s interest rate swap is determined based on the present value of future cash flows using observable inputs, including interest rates and yield curves. In accordance with mark-to-market fair value accounting requirements, derivative valuations incorporate adjustments that are necessary to reflect the Company’s own credit risk.

(3)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. In accordance with the requirements of ASC 820, the option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company. The Company reported $3.6 million in realized loss on derivative instruments within the income statement related to the fair value adjustment, representing the change in the fair value of the Green Bay Option. The reconciliation below contains the components of the change in fair value associated with the Green Bay Option for the year ended December 31, 2009 (dollars in thousands):

Description	Green Bay Option

April 10, 2009 — fair value origination date	$2,433
Add: Mark to market fair value adjustment	3,640

Fair value balance as of December 31, 2009	$6,073

On January 1, 2009, the Company adopted authoritative guidance related to the accounting and disclosure of fair value measurements for nonfinancial assets and liabilities.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the fair value of the Company’s nonfinancial assets measured at fair value on a nonrecurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Non-financial assets:
Goodwill	$56,121	$—	$—	$56,121
Other intangible assets	161,380	—	—	161,380

Total	$217,501	$—	$—	$217,501

During the year ended 2009, the Company wrote down goodwill and other intangible assets with carrying amounts of $58.9 million and $325.1 million, respectively, to their fair values of $56.1 million and $161.5 million respectively, resulting in an aggregate impairment charge of $175.0 million, which the Company included in the net loss for the year ended December 31, 2009. For further discussion on the calculation of fair value and determination of impairments of goodwill and other intangible assets see Note 4, “Intangible Assets and Goodwill”.

The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments. The following table shows the gross amount and fair value of the Company’s term loan:

	2009	2008

Carrying value of term loan	$636,890	$696,000
Fair value of term loan	$538,604	$515,700

The fair value of the Company’s term loan is estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates.

8.	Investment in Affiliate

On October 31, 2005, the Company announced that, together with Bain Capital Partners, The Blackstone Group and Thomas H. Lee Partners, the Company had formed a new private partnership, CMP. CMP was created by the Company and the equity partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. The Company and the other three equity partners each hold a 25% economic interest in CMP.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided in connection with the acquisition. The Company recorded the payment as a reduction in its investment in CMP. The table below presents summarized financial statement data related to CMP (dollars in thousands):

	2009	2008	2007

Income Statement Data:
Revenues	$175,818	$212,429	$234,544
Operating expenses	100,882	128,096	133,150
Equity in losses in affiliate	—	22,252	49,432
Net (income) loss	(73,257)	(545,853)	197,821
Balance sheet data:
Assets	495,165	722,788	1,355,579
Liabilities	955,497	1,178,104	1,264,614
Shareholders’ (deficit) equity	(460,332)	(455,316)	90,965

The Company’s investment in CMP is accounted for under the equity method of accounting. The table below summarizes the Company’s investment in CMP as of December 31, 2009:

December 31,
2009

Investment in Affiliate at December 31, 2007	$22,252
Equity losses in Affiliate in 2008	(22,252)

Investment in Affiliate at December 31, 2008	$—

Equity losses in Affiliate in 2009	—

Investment in Affiliate at December 31, 2009	$—

Concurrent with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. The Company recorded as net revenues approximately $4.0 million in management fees from CMP for each of the years ended December 31, 2009, 2008 and 2007.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008

Term loan, net of debt discount	$633,508	$696,000
Less: Current portion of long-term debt	49,026	7,400

	$584,482	$688,600

A summary of the future maturities of long-term debt follows, exclusive of the discount on debt (dollars in thousands):

2010	$49,026
2011	7,400
2012	7,400
2013	312,847
2014	260,217

$636,890

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

In connection with the closing of the Credit Agreement, the Company made a voluntary prepayment in the amount of $32.5 million. The Company also is required to make quarterly mandatory prepayments of 100% of Excess Cash Flow through December 31, 2010 (while maintaining a minimum balance of $7.5 million of cash on

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hand), before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on the Company’s leverage, beginning in 2011. The Company has included approximately $31.0 million of long term debt as current, which represents the estimated Excess Cash Flow payments over the next 12 months in accordance with the terms of the Credit Agreement. Certain other mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.

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

Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross default and cross acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of the Company’s subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any of the Company’s material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured property.

As discussed above, the Company’s covenants for the year ended December 31, 2009 were as follows:

•	a minimum trailing twelve month consolidated EBITDA of $60 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $15.0 million annually.

The trailing twelve month consolidated EBITDA and cash on hand at December 31, 2009 were $72.5 million and $16.2 million, respectively.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company had been unable to secure the June 2009 amendments to the Credit Agreement, so that the total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the year ended December 31, 2009 would have been as follows:

•	a maximum total leverage ratio of 8.00:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.

At December 31, 2009, the total leverage ratio was 8.66:1 and the fixed charge coverage ratio was 1.58:1. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.5:1 and the fixed charge coverage ratio covenant will be 1.20:1.

Warrants

Additionally, the Company issued warrants to the lenders with the execution of the amended Credit Agreement that allow them to acquire up to 1.25 million shares of the Company’s Class A Common Stock. Each warrant is immediately exercisable to purchase the Company’s underlying Class A Common Stock at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.

Accounting for the Modification of the Credit Agreement

The amendment to the Credit Agreement was accounted for as a loan modification and accordingly, the Company did not record a gain or a loss on the transaction. For the revolving credit facility, the Company wrote off approximately $0.2 million of unamortized deferred financing costs, based on the reduction of capacity. With respect to both debt instruments, the Company recorded $3.0 million of fees paid directly to the creditors as a debt discount which are amortized as an adjustment to interest expense over the remaining term of the debt.

The Company classified the warrants as equity at $0.8 million at fair value at inception. The fair value of the warrants was recorded as a debt discount and is amortized as an adjustment to interest expense over the remaining term of the debt using the effective interest method.

As of December 31, 2009, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.25%. As of December 31, 2009, the effective interest rate inclusive of the May 2005 Swap was approximately 6.483%.

2007 Refinancing

In connection with the refinancing of the Company’s pre-existing credit facilities, in 2007, the Company recorded a loss on early extinguishment of debt of $1.0 million for 2007, which was comprised of previously deferred loan origination expenses. In connection with the 2007 refinancing, the Company deferred approximately $1.0 million of debt issuance costs, which is being amortized to interest expense over the life of the debt.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 21, 2008, the Board of Directors of Cumulus terminated all pre-existing repurchase programs, and authorized the purchase, from time to time, of up to $75 million of its shares of Class A Common Stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and various other factors, including the requirements of the Company’s credit facility. Cumulus has no obligation to repurchase shares under the repurchase program, and the timing, actual number and value of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.

During the years ended December 31, 2009 and 2008, the Company repurchased in the aggregate approximately 0.1 million and 3.0 million shares, respectively, of Class A Common Stock for approximately $0.2 million and $6.5 million, respectively, in cash in open market transactions under the board-approved purchase plan.

As of December 31, 2009, the Company had authority to repurchase an additional $68.3 million of its Class A Common Stock.

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

As of July 23, 2007, the Company halted future participation in the ESPP and has terminated the plan as of the end of the 2007 plan year.

11.	Stock Options and Restricted Stock

Effective January 1, 2006, the Company adopted ASC 718 using the modified prospective method. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant, using an option-pricing model, is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables and is based principally on the historical volatility. These variables include its expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

There were no grants of stock options in 2009. Stock options of 956,869 and 10,000 shares were granted during 2008 and 2007, respectively. Stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. Management believes historical volatility is a better measure than implied volatility. The Company bases the risk-free interest rate that it uses in its option pricing model on United States Treasury Zero Coupon strip issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Similar to the expected-term assumption used in the valuation of awards, the Company splits its population into two categories, (1) executives and directors and (2) non-executive employees. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used for valuation of the 2008 and 2007 option awards are set forth in the table below:

	2008	2007

Expected term	10.0 years	10.0 years
Volatility	40.9%	32.4%
Risk-free rate	0.0%	4.7%
Expected dividend rate	0.0%	0.0%

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2009, the Company recognized approximately $2.9 million, in non-cash stock-based compensation expense relating to stock options. There is no tax benefit associated with this expense due to the Company’s net operating loss position. As of December 31, 2009, there was unrecognized compensation costs adjusted for estimated forfeitures (with a range from approximately 0% to 40%), of approximately $0.3 million related to non-vested stock options that will be recognized over 1.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company has also issued restricted stock awards to certain key employees. Generally, the restricted stock vests over a four-year period, thus the Company recognizes compensation expense over the four-year period equal to the grant date value of the shares awarded to the employees. To the extent the non-vested stock awards include performance or market conditions management examines the appropriate requisite service period to recognize the cost associated with the award on a case-by-case basis.

The Company has different plans under which stock options or restricted stock awards have been or may be granted. A general description of these plans is included in this Note.

The Compensation Committee of the Board granted 157,000, 133,000, and 110,000 restricted shares of its Class A Common Stock in 2009, 2008, and 2007, respectively, to certain officers, pursuant to the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. For certain of the awards, an additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. For the other awards, an additional one-fourth of the remaining restricted shares will vest annually during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $0.3 million for the 2009 grant, $0.7 million for the 2008 grant and $1.1 million for the 2007 grant. Stock compensation expense for these awards will be recognized on a straight-line basis over each award’s vesting period. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $0.4 million, $0.6 million, and $1.0 million, respectively, of non-cash stock compensation expense related to these restricted shares.

As of December 31, 2009 and 2008, there were unrecognized compensation costs of approximately $0.5 million and $1.1 million, respectively, related to these restricted stock grants that will be recognized over 2.4 years. Total unrecognized compensation cost will be recognized over 2.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

On December 20, 2006, the Company entered into a Third Amended and Restated Employment agreement with the Company’s Chairman, President and Chief Executive Officer, Lewis W. Dickey, Jr. The agreement has an initial term through May 31, 2013 and is subject to automatic extensions of one-year terms thereafter unless terminated by advance notice by either party in accordance with the terms of the agreement.

The agreement provides among other matters that Mr. L. Dickey shall be granted 160,000 shares of time-vested restricted Class A Common Stock and 160,000 shares of performance vested restricted Class A Common Stock in each fiscal year during his employment term. The time-vested restricted shares shall vest in three installments, with one-half vesting on the second anniversary of the date of grant, and one-quarter vesting on each of the third and fourth anniversaries of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with the Company. Vesting of performance restricted shares is dependent upon achievement of Compensation Committee-approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with the Company. For 2009, the Company recognized $0.4 million of expense related to the performance restricted awards issued in 2009 and 2008 whose vesting is subject to the achievement of the Compensation Committee approved criteria.

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

As of the date of the agreement, Mr. L. Dickey had 250,000 partially vested, restricted shares that were being amortized under ASC 718. At December 20, 2006 there was an unamortized balance, under ASC 718, of $2.0 million associated with these shares. The Company replaced these shares with 94,875 deferred shares of Class A Common Stock and 155,125 time-vested restricted shares of Class A Common Stock. The Company recognized non-cash stock compensation expense of $0.8 million in 2006, related to the 94,875 replacement deferred shares. The Company will recognize future non-cash stock compensation of $1.3 million associated with the time-vested restricted shares, ratably over the employment contract through May 31, 2013.

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

As previously mentioned, in 2006, the Company repurchased 1,150,000 outstanding shares of Mr. L. Dickey’s fully vested Class A Common Stock options and recorded a charge to equity for $6.8 million. In addition the Company purchased 500,000 partially vested restricted shares for $5.3 million which was charged to treasury stock in shareholder’s equity. The unamortized grant date fair value of $3.2 million was recorded to non-cash stock compensation within the 2006 consolidated statement of operations. The number of signing bonus restricted deferred shares and time-vested restricted shares committed for grant to Mr. L. Dickey and the restricted shares previously granted exceeded the number of restricted or deferred shares approved for grant at December 31, 2006. Accordingly, 15,000 of the signing bonus shares and all of the time-vested restricted shares were accounted for as liability classified awards which required revaluation at the end of each accounting period as of December 31, 2006. Following the modification of the 2004 Equity Incentive Plan in May 2007, all stock based compensation awards are equity classified as of December 31, 2009.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized approximately $10.4 million of non-cash compensation expense in the fourth quarter of 2006 in conjunction with amending Mr. L. Dickey’s employment agreement as described below:

2006

Compensation cost related to the original repurchased grant	$3,378
Deferred bonus shares expensed	6,986
Current year ASC 718 amortization of time vested restricted shares	30

Total non-cash compensation costs	$10,394

On December 20, 2007, the Company issued the 685,000 signing bonus restricted shares of Class A Common Stock to Mr. L. Dickey in accordance with his current employment agreement, as described above. As previously stated, these shares, valued at $7.0 million, were expensed in 2006 to non-cash stock compensation. In 2007, the Company recorded $1.0 million to the non-cash stock compensation associated with the time vested awards under Mr. L. Dickey’s Third Amended and Restated Employment Agreement. Included in the Treasury Stock buyback for 2007 is $2.6 million for shares withheld representing the minimum statutory tax liability of which $0.3 million was paid during 2007. At December 31, 2009, there was $2.7 million of unrecognized compensation costs for the time vested restricted shares to be amortized ratably through May 31, 2013 associated with Mr. L. Dickey’s December 2006 amended employment agreement.

The Company also had an Employee Stock Purchase Plan (ESPP) that allowed qualifying employees to purchase shares of Class A Common Stock at the end of each calendar year at 85% of the lesser of the fair market value of the Class A Common Stock on the first or last trading day of the year. Due to the significant discount offered and the inclusion of a look-back feature, the Company’s ESPP was considered compensatory upon adoption of ASC 718. As previously mentioned and pursuant to the Agreement and Plan of Merger, the Company halted future participation in the ESPP, and terminated the plan at the end of the 2007 plan year.

2008 Equity Incentive Plan

The Board adopted the 2008 Equity Incentive Plan (the “2008 Plan”) on September 26, 2008. The 2008 Equity Incentive Plan was subsequently approved by the Company’s stockholders on November 19, 2008. The purpose of the 2008 Equity Incentive Plan is to attract and retain non-employee directors, officers, key employees and consultants for the Company and the Company’s subsidiaries by providing such persons with incentives and rewards for superior performance. The aggregate number of shares of Class A Common Stock subject to the 2008 Equity Incentive Plan is 4,000,000. Of the aggregate number of shares of Class A Common Stock available, up to 3,000,000 shares may be granted as incentive stock options, or ISOs. In addition, no one person may receive options exercisable for more than 400,000 shares of Class A Common Stock in any one calendar year.

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

The 2008 Plan also permits the Board to grant stock appreciation rights, or SARs, to receive an amount equal to 100%, or such lesser percentage as the Board may determine, of the spread between the base price (or option price if a tandem SAR) and the value of the Company’s Class A Common Stock on the date of exercise. SARs may not vest by the passage of time sooner than one-third per year over three years, provided that any grant may specify that such SAR may be exercised only in the event of, or earlier in the event of, the retirement, death or disability of the grantee, or a change of control. Any grant of SARs may specify performance objectives that must be achieved as

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a condition to exercise such rights. If the SARs provide that performance objectives must be achieved prior to exercise, such SARs may not become exercisable sooner than one year from the date of grant except in the event of the retirement, death or disability of the grantee, or a change of control.

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

Under the 2008 Plan, current and prospective employees, non-employee directors, consultants or other persons who provide the Company services are eligible to participate.

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

As of December 31, 2009, there were outstanding options to purchase a total of 976,373 shares of Class A Common Stock at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2008 Equity Incentive Plan.

2004 Equity Incentive Plan

The Board adopted the 2004 Equity Incentive Plan on March 19, 2004. The 2004 Equity Incentive Plan was subsequently approved by the Company’s stockholders on April 30, 2004 and amended with stockholder approval on May 10, 2007. The purpose of the 2004 Equity Incentive Plan is to attract and retain officers, key employees, non-employee directors and consultants for the Company and the Company’s subsidiaries and to provide such persons incentives and rewards for superior performance. The aggregate number of shares of Class A Common Stock subject to the 2004 Equity Incentive Plan is 3,665,000. Of the aggregate number of shares of Class A Common Stock available, up to 1,400,000 shares may be granted as incentive stock options, or ISOs, and up to 1,795,000 shares may be awarded as either restricted or deferred shares. In addition, no one person may receive options exercisable for more than 500,000 shares of Class A Common Stock in any one calendar year.

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

Finally, the Board may authorize the grant or sale of deferred stock to participants. Awards of deferred stock constitute an agreement the Company makes to deliver shares of the Company’s Class A Common Stock to the participant in the future, in consideration of the performance of services, but subject to the fulfillment of such conditions during the deferral period as the Board may specify. The grants or sales of deferred stock will be subject to a deferral period of at least one year. During the deferral period, the participant will have no right to transfer any rights under the award and will have no rights of ownership in the deferred shares, including no right to vote such shares, though the Board may authorize the payment of any dividend equivalents on the shares. The Board may also provide for the elimination of the deferral period in the event of a change in control.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the 2004 Equity Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide the Company services are eligible to participate.

As of December 31, 2009, there were outstanding options to purchase a total of 73,033 shares of Class A Common Stock at exercise prices ranging from $9.40 to $14.04 per share under the 2004 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2004 Equity Incentive Plan.

2002 Stock Incentive Plan

The Board adopted the 2002 Stock Incentive Plan on March 1, 2002. The purpose of the 2002 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to the Company’s operations and reward them for making major contributions to the Company’s success. The aggregate number of shares of Class A Common Stock subject to the 2002 Stock Incentive Plan is 2,000,000, all of which may be granted as incentive stock options. In addition, no one person may receive options for more than 500,000 shares of Class A Common Stock in any one calendar year.

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

Under the 2002 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2009, there were outstanding options to purchase a total of 54,313 shares of Class A Common Stock at exercise prices ranging from $14.62 to $19.25 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

2000 Stock Incentive Plan

The Board adopted the 2000 Stock Incentive Plan on July 31, 2000, and subsequently amended the Plan on February 23, 2001. The 2000 Stock Incentive Plan was subsequently approved by the Company’s stockholders on May 4, 2001. The purpose of the 2000 Stock Incentive Plan is to attract and retain certain selected officers, key employees, non-employee directors and consultants whose skills and talents are important to the Company’s operations and reward them for making major contributions to the Company’s success. The aggregate number of shares of Class A Common Stock subject to the 2000 Stock Incentive Plan is 2,750,000, all of which may be granted as incentive stock options. In addition, no one person may receive options for more than 500,000 shares of Class A Common Stock in any one calendar year.

The 2000 Stock Incentive Plan permits the Company to grant nonqualified stock options and ISOs, as defined in Sections 422 of the Code. No options may be granted under the 2000 Stock Incentive Plan after October 4, 2010.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Compensation Committee administers the 2000 Stock Incentive Plan. The Compensation Committee has full and exclusive power to interpret the 2000 Stock Incentive Plan and to adopt rules, regulations and guidelines for carrying out the 2000 Stock Incentive Plan as it may deem necessary or proper.

Under the 2000 Stock Incentive Plan, current and prospective employees, non-employee directors, consultants or other persons who provide services to the Company are eligible to participate. As of December 31, 2009, there were outstanding options to purchase a total of 27,204 shares of Class A Common Stock at exercise prices ranging from $5.92 to $6.44 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

1999 Stock Incentive Plan

In 1999, the Board and the Company’s stockholders adopted the 1999 Stock Incentive Plan to provide the Company’s officers, other key employees and non-employee directors (other than participants in the Company’s 1999 Executive Stock Incentive Plan described below), as well as the Company’s consultants, with additional incentives by increasing their proprietary interest in the Company. An aggregate of 900,000 shares of Class A Common Stock are subject to the 1999 Stock Incentive Plan, all of which may be awarded as incentive stock options. In addition, subject to certain equitable adjustments, no one person will be eligible to receive options for more than 300,000 shares in any one calendar year.

The 1999 Stock Incentive Plan permits the Company to grant awards in the form of non-qualified stock options and ISO’s. All stock options awarded under the plan will be granted at an exercise price of not less than fair market value of the Class A Common Stock on the date of grant. As of August 30, 2009, no further awards may be granted under the 1999 Stock Incentive Plan.

The 1999 Stock Incentive Plan is administered by the Compensation Committee, which has exclusive authority to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine and interpret the terms of any award. The Compensation Committee may delegate to certain of the Company’s senior officers its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. In the event of any changes in the Company’s capital structure, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

The 1999 plan expired on August 30, 2009, after which no awards are permitted.

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

The 1998 Stock Incentive Plan is administered by the Compensation Committee, which has exclusive authority to grant awards under the plan and to make all interpretations and determinations affecting the plan. The Compensation Committee has discretion to determine the individuals to whom awards are granted, the amount of

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such award, any applicable vesting schedule, whether awards vest upon the occurrence of a Change in Control (as defined in the 1998 Stock Incentive Plan) and other terms of any award. The Compensation Committee may delegate to certain of the Company’s senior officers its duties under the plan subject to such conditions or limitations as the Compensation Committee may establish. Any award made to a non-employee director must be approved by the Board. In the event of any changes in the Company’s capital structure, the Compensation Committee will make proportional adjustments to outstanding awards so that the net value of the award is not changed.

The 1998 plan expired on June 22, 2008, after which no awards are permitted.

The following tables represent a summary of options outstanding and exercisable at and activity during the years ended December 31, 2009, 2008 and 2007:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2006	8,974,434	$15.09

Granted	10,000	9.97
Exercised	(51,657)	6.37
Canceled or repurchased	(254,117)	13.69

Outstanding at December 31, 2007	8,678,660	$15.16

Granted	956,869	2.27
Exercised	(4,500)	1.94
Canceled or repurchased	(7,577,704)	14.75

Outstanding at December 31, 2008	2,053,325	$15.16

Granted	—	—
Exercised	—	—
Canceled or repurchased	(1,123,015)	12.64

Outstanding at December 31, 2009	930,310	$3.70

The following table summarizes information about stock options outstanding at December 31, 2009:

	Outstanding as of	Weighted Average	Weighted	Exercisable as of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2009	Contractual Life	Exercise Price	2009	Exercise Price

$ 0.00-2.79	346,404	9.00 years	$0.88	—	$—
$ 2.79-5.58	629,969	9.00 years	3.04	—	—
$ 5.58-8.36	27,204	0.83 years	6.36	27,204	6.36
$ 8.36-11.15	35,033	5.75 years	9.40	29,295	9.40
$11.15-13.94	—	0.00 years	—	—	—
$13.94-16.73	63,813	3.16 years	14.27	63,813	14.27
$16.73-19.51	28,500	3.16 years	19.25	28,500	19.25
	1,130,923	8.23 years	$3.70	148,812	$12.82

The weighted average grant date fair value of options granted during the years 2009, 2008 and 2007 was $0.0 million, $0.0 million and $0.1 million respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.0 million, $0.0 million and $0.2 million, respectively.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 consisted of the following (dollars in thousands):

	2009	2008	2007

Current income tax expense (benefit):
Federal	$—	$—	$107
State and Local	574	466	(3,953)

Total current income tax expense (benefit)	$574	$466	$(3,846)

Deferred tax expense (benefit):
Federal	$(17,608)	$(98,524)	$(29,175)
State and Local	(5,570)	(19,887)	(6,648)
State tax rate changes	—	—	1,669

Total deferred nontax benefit	(23,178)	(118,411)	(34,154)

Total income tax benefit	$(22,604)	$(117,945)	$(38,000)

Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 35% for the years ended December 31, 2009, 2008, and 2007 due to the following (dollars in thousands):

	2009	2008	2007

Pretax income (loss) at federal statutory rate	$(52,289)	$(167,875)	$(91,631)
State income tax benefit, net of federal benefit	(5,499)	(18,245)	(10,436)
Reserve for contingencies	—	—	(4,731)
Change in state tax rates	223	(69)	1,669
Non cash stock compensation & Section 162 Disallowance	379	1,071	4,626
Impairment charges on goodwill with no tax basis	615	3,405	23,200
Increase in valuation allowance	34,696	63,406	40,843
Other	(729)	362	(1,540)

Net income tax benefit	$(22,604)	$(117,945)	$(38,000)

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008

Current deferred tax assets:
Accounts receivable	$454	$691
Accrued expenses and other current liabilities	991	1,131

Current deferred tax assets	1,445	1,822
Less: valuation allowance	(1,445)	(1,822)

Net current deferred tax assets	—	—

Noncurrent deferred tax assets:
Intangible and other assets	209,057	115,671
Property and equipment	2,624	662
Other liabilities	19,546	20,319
Net operating loss	36,720	95,170

Noncurrent deferred tax assets	267,947	231,822
Less: valuation allowance	(266,358)	(231,286)

Net noncurrent deferred tax assets	1,589	536
Noncurrent deferred tax liabilities:
Intangible assets	21,301	44,480
Property and equipment	—	—
Other	1,589	536

Noncurrent deferred tax liabilities	22,890	45,016

Net noncurrent deferred tax liabilities	21,301	44,480

Net deferred tax liabilities	$21,301	$44,480

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

During the year ended December 31, 2009, the Company recorded deferred tax expense of $7.0 million generated during the current year, resulting from amortization of goodwill and broadcast licenses that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $33.0 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill and investment in affiliates. Also during the year ended December 31, 2009, the Company recorded deferred tax expense of $3.2 million resulting from the exchange of stations with Clear Channel.

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

At December 31, 2009, the Company has federal net operating loss carry forwards available to offset future income of approximately $110.4 million which will expire in the years 2020 through 2028. A portion of these losses may be subject to limitations due to ownership changes. At December 31, 2009, the Company has state net operating loss carry forwards available to offset future income of approximately $100.7 million which will expire in the years 2010 through 2029. A portion of these losses are subject to limitations due to ownership changes. Federal net operating loss carry forwards decreased $141.8 million compared to the prior year balance of $252.2 million, primarily due to the recognition of cancellation of debt taxable income and the resulting reduction in NOL loss carry forwards.

The Company adopted authoritative guidance on January 1, 2007 that clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The guidance prescribes a recognition threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken within an income tax return. The Company did not have any transition adjustment upon adoption. The total amount of unrecognized tax benefits at January 1, 2007 was $5.7 million, inclusive of $1.4 million for penalties and interest. Of this total, $5.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest and penalties accrued at December 31, 2009 was $0.5 million. The interest and penalties accrued at December 31, 2009 and 2008 were $0.5 million for each year. Interest and penalties included in income tax expense were $0.1 million, $0.2 million, and $(1.2) million for December 31, 2009, 2008 and 2007, respectively. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2009 was $7.3 million. Of this total, $1.2 million represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. The entire amount of $7.3 million relates to items which are not expected to change significantly within the next twelve months. Substantially all federal, state, local and foreign income tax years have been closed for the tax years through 2005; however, the various tax jurisdictions may adjust the Company’s net operating loss carry forwards.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized
Tax
Benefits
(In thousands)

Balance at January 1, 2007	$4,228
Decreases due to settlements with taxing authorities	(286)
Decreases due to lapse of statute of limitations	(3,261)

Balance at December 31, 2007	$681

Increases due to tax positions taken during 2008	9,166

Balance at December 31, 2008	$9,847

Decreases due to tax positions taken during 2009	(1,440)
Decreases due to tax positions taken in previous years	(1,631)

Balance at December 31, 2009	$6,776

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various states.

13.	Earnings Per Share

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

Non-vested restricted stock carries non-forfeitable dividend rights and is therefore a participating security under the guidance pertaining to earnings per share. The two-class method of computing earnings per share is required for companies with participating securities. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two-class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. For the year ended December 31, 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities. Because the Company does not pay dividends, earnings allocated to each participating security and the common stock, are equal. The following table sets forth the

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of basic and diluted income per share for the year ended December 31, 2009, 2008 and 2007 (in thousands, except per share data).

	2009	2008	2007

Basic Earnings Per Share
Numerator:
Undistributed net loss	$(126,702)	$(361,669)	$(223,804)
Participation rights of unvested restricted stock in undistributed earnings	—	—	—

Basic undistributed net loss — attributable to common shares	$(126,702)	$(361,669)	$(223,804)

Denominator:
Denominator for basic income per common share:
Basic weighted average common shares outstanding	40,426	42,315	43,187

Basic EPS — attributable to common shares	$(3.13)	$(8.55)	$(5.18)

Diluted Earnings Per Share
Numerator:
Undistributed net loss	$(126,702)	$(361,669)	$(223,804)
Participation rights of unvested restricted stock in undistributed earnings	—	—	—

Basic undistributed net loss — attributable to common shares	$(126,702)	$(361,669)	$(223,804)

Denominator:
Basic weighted average shares outstanding	40,426	42,315	43,187
Effect of dilutive option warrants	—	—	—

Diluted weighted average shares outstanding	$40,426	$42,315	$43,187

Diluted EPS — attributable to common shares	$(3.13)	$(8.55)	$(5.18)

For the years ended December 31, 2009, 2008, and 2007, options to purchase 930,310 shares, 2,053,325 shares, and 6,835,721 shares of common stock, respectively, were outstanding but excluded from the EPS calculations because the exercise price of the options exceeded the average share price for the period. Additionally, the Company excluded warrants from the EPS calculations because including the warrants would be antidilutive.

The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At December 31, 2009, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

2009

Restricted shares of Class A Common Stock	1,403,155
Options to purchase Class A Common Stock	930,310
Options to purchase Class C Common Stock	—

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Leases

The Company has non-cancelable operating leases, primarily for land, tower space, office space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $10.0 million, $9.1 million, and $9.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009 are as follows:

Year Ending December 31:

2010	8,777
2011	7,566
2012	6,913
2013	5,739
2014	4,988

$33,983

15.	Commitments and Contingencies

There are two radio station rating services available to the radio broadcast industry. Traditionally, the Company has utilized Arbitron as its primary source of ratings information for its radio markets, and has a five-year agreement with Arbitron under which it receives programming rating materials in a majority of its markets. On November 7, 2008, however, the Company entered into an agreement with Nielsen pursuant to which Nielsen would rate certain of the Company’s radio markets as coverages for such markets under the Arbitron agreement expire. Nielsen began efforts to roll out its rating service for 51 of the Company’s radio markets in January 2009, and such rollout has now been completed. The Company has forfeited its obligation under the agreement with Arbitron as of December 31, 2008, and Arbitron was paid in accordance with the agreement through April 2009.

The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which will enable it to convert to and utilize digital broadcasting technology on 240 of its stations. Under the terms of the agreement, the Company committed to convert the 240 stations over a seven year period. The Company negotiated an amendment to the Company’s agreement with iBiquity to reduce the number of planned conversions commissions, extend the build-out schedule, and increase the license fees for each converted station. The conversion of original stations to the digital technology will require an investment in certain capital equipment over the next six years. Management estimates its investment will be between $0.08 million and $0.15 million per station converted.

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

On December 11, 2008, Qantum filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star, which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortuously interfered with Qantum’s contract to acquire radio station WTKE from Star by

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). The counterclaim did not specify the damages Qantum was seeking. The Company did not and does not believe that the counterclaim has merit, and, because there was no specification of damages, the Company did not believe at the time that the counterclaim would have a material adverse effect on the Company’s overall financial condition or results of operations even if the court were to determine that the claim did have merit. In June 2009, the court authorized Qantum to seek punitive damages because it had satisfied the minimal threshold for asserting such a claim. In August 2009, Qantum provided the Company with an expert’s report that estimated that Qantum had allegedly incurred approximately $8.7 million in compensatory damages. The Company’s liability would be increased if Qantum is able to secure punitive damages as well.

The Company continues to believe that Quantum’s counterclaim against the Company has no merit; the Company has denied the allegations and is vigorously defending against the counterclaim. However, if the court were to find that the Company did tortuously interfere with Qantum’s contract and that Quantum is entitled to the compensatory damages estimated by its expert as well as punitive damages, the result could have a material adverse effect on the Company’s overall financial condition or results of operations.

In April 2009, the Company was named in a patent infringement suit brought against the Company as well as twelve other radio companies, including Clear Channel, Citadel Broadcasting, CBS Radio, Entercom Communications, Saga Communications, Cox Radio, Univision Communications, Regent Communications, Gap Broadcasting, and Radio One. The case, captioned Aldav, LLC v. Clear Channel Communications, Inc., et al, Civil Action No. 6:09-cv-170, U.S. District Court for the Eastern District of Texas, Tyler Division (filed April 16, 2009), alleges that the defendants have infringed and continue to infringe plaintiff’s patented content replacement technology in the context of radio station streaming over the Internet, and seeks a permanent injunction and unspecified damages. The Company believes the claims are without merit and is vigorously defending this lawsuit.

On January 21, 2010, Brian Mas, a former employee of Susquehanna Radio Corp., filed a class purported action lawsuit against the Company claiming (i) unlawful failure to pay required overtime wages, (ii) late pay and waiting time penalties, (iii) failure to provide accurate itemized wage statements, (iv) failure to indemnity for necessary expenses and losses, and (v) unfair trade practices under California’s Unfair Competition Act. The plaintiff is requesting restitution, penalties and injunctive relief, and seeks to represent other California employees fulfilling the same job during the immediately preceding four year period. The Company is vigorously defending this lawsuit.

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

Effective January 1, 1998, the Company adopted a qualified profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees meeting eligibility requirements are qualified for participation in the plan. Participants in the plan may contribute 1% to 15% of their annual compensation through payroll deductions. Under the plan, the Company can provide a matching contribution of 25% of the first 6% of each participant’s contribution, with contributions remitted to the plan monthly. The Company discontinued matching of 401 (k) employee contributions during 2008. During 2009, 2008, and 2007 the Company contributed approximately $0.0 million, $0.6 million and $0.7 million to the plan, respectively.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Restructuring Charge

During the third quarter of 2009 the Company recorded a charge of $0.6 million for non-recurring severance costs associated with corporate restructuring. During the fourth quarter of 2008, the Company recorded a charge of $0.4 million to station operating expense related to one-time termination benefits associated with the termination of approximately 200 employees. The Company’s balance sheet at December 31, 2009 and 2008 did not contain a liability for any costs associated with the one-time restructuring charges since the costs were incurred and paid within the third and fourth quarters, respectively.

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

As of January 1, 2009, the Company changed its health insurance coverage to a self insured policy requiring the Company to deposit funds with its third party administrator (“TPA”) to fund the cost associated with current claims. Disbursements for the incurred and approved claims are paid out of the restricted cash account administrated by the Company’s TPA. As of December 31, 2009, the Company’s balance sheet included approximately $0.2 million in restricted cash related to the self insured policy.

During 2009, the Company was required to secure the maximum exposure generated by automated clearing house transactions in its operating bank accounts as dictated by the Company’s bank’s internal policies with cash. This action was triggered by an adverse rating as determined by the Company’s bank’s rating system. These funds were moved to a segregated bank account that does not zero balance daily. As of December 31, 2009, the Company’s balance sheet included approximately $0.6 million in restricted cash related to the automated clearing house transactions.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2009 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2009
Net revenue	$55,353	$65,962	$65,127	$69,606
Operating income (loss)(1)	3,580	26,431	(160,054)	14,862
Net loss(1)	(3,296)	14,074	(143,991)	6,511
Basic and diluted (loss) income per common share	$(0.08)	$0.34	$(3.56)	$0.16
FOR THE YEAR ENDED DECEMBER 31, 2008
Net revenue	$72,900	$83,628	$79,950	$75,060
Operating income (loss)(2)	12,859	21,175	21,031	(480,155)
Net loss(2)(3)(4)	(4,240)	30,289	6,000	(393,718)
Basic and diluted (loss) income per common share	$(0.10)	$0.70	$0.14	$(9.55)

(1)	During the third and fourth quarters of 2009 the Company recorded impairment charges of $173.1 million and $1.9 million, respectively, related to its interim and annual impairment testing.

(2)	During the fourth quarter of 2008, the Company recorded an impairment charge of $498.9 million related to its annual impairment testing.

(3)	The quarter ended June 30, 2008 includes a gain on the early extinguishment of debt of $7.2 million, which was recorded in connection with the completion of a new $750.0 million credit agreement in March 2008 and the related retirement of the term and revolving loans under its pre-existing credit agreement.

(4)	During the second quarter of 2008 the Company received a $15.0 million merger termination fee in connection with failed merger.

SCHEDULE I

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Provision for		Balance
	Beginning	Doubtful		at End
Fiscal Year	of Year	Accounts	Write-offs	of Year

Allowance for doubtful accounts
2009	$1,771	$2,386	$(2,991)	$1,166
2008	1,839	3,754	(3,822)	1,771
2007	1,942	2,954	(3,057)	1,839
Valuation allowance on deferred taxes
2009	$233,108	$34,696	$—	$267,804
2008	169,702	63,406	—	233,108

S-1

EXHIBIT INDEX

23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of KPMG LLP.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.