Form 10-Q
period 2010-03-31
CUMULUS MEDIA INC
filed 2010-04-30
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2010, the registrant had 42,011,608 outstanding shares of common stock consisting of (i) 35,557,546 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$14,950	$16,224
Restricted cash	629	789
Accounts receivable, less allowance for doubtful accounts of $1,097 and $1,166, in 2010 and 2009, respectively	31,538	37,504
Trade receivable	4,970	5,488
Prepaid expenses and other current assets	5,100	4,709

Total current assets	57,187	64,714
Property and equipment, net	44,655	46,981
Intangible assets, net	161,723	161,380
Goodwill	56,121	56,121
Other assets	3,397	4,868

Total assets	$323,083	$334,064

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,722	$13,635
Trade payable	4,952	5,534
Derivative instrument	13,726	—
Current portion of long-term debt	54,196	49,026

Total current liabilities	89,596	68,195
Long-term debt	566,725	584,482
Other liabilities	17,804	32,598
Deferred income taxes	21,287	21,301

Total liabilities	695,412	706,576

Stockholders’ Deficit:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, shares designated at stated value $1,000 per share; 0 shares issued and outstanding in both 2010 and 2009 and 12,000 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding in both 2010 and 2009	—	—
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 59,572,592 shares issued, 35,557,546 and 35,162,511 shares outstanding in 2010 and 2009, respectively	596	596
Class B common stock, par value $.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2009 and 2008	58	58
Class C common stock, par value $.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2009 and 2008	6	6
Treasury stock, at cost, 24,015,046 and 24,410,081 shares in 2009 and 2008, respectively	(256,639)	(261,382)
Additional paid-in-capital	962,529	966,945
Accumulated deficit	(1,078,879)	(1,078,735)

Total stockholders’ deficit	(372,329)	(372,512)

Total liabilities and stockholders’ deficit	$323,083	$334,064

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Broadcast revenues	$55,358	$54,353
Management fee from affiliate	1,000	1,000

Net revenues	56,358	55,353
Operating expenses:
Station operating expenses (excluding depreciation, amortization, and LMA fees)	39,926	42,298
Depreciation and amortization	2,517	2,898
LMA fees	529	469
Corporate general and administrative (including non-cash stock compensation of $(101) and $592, in 2010 and 2009, respectively)	4,066	6,108
Realized loss on derivative instrument	584	—

Total operating expenses	47,622	51,773

Operating income	8,736	3,580

Non-operating income (expense):
Interest expense	(8,831)	(7,783)
Interest income	2	46
Other (expense) income, net	(53)	3

Total non-operating expense, net	(8,882)	(7,734)

Loss before income taxes	(146)	(4,154)
Income tax benefit	2	858

Net loss	$(144)	$(3,296)

Basic and diluted loss per common share:
Basic loss per common share (See Note 8, “Earnings Per Share)	$(0.01)	$(0.08)

Diluted loss per common share (See Note 8, “Earnings Per Share)	$(0.01)	$(0.08)

Weighted average basic common shares outstanding (See Note 8, “Earnings Per Share”)	40,455,933	40,420,814

Weighted average diluted common shares outstanding (See Note 8, “Earnings Per Share”)	40,455,933	40,420,814

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(144)	$(3,296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,517	2,898
Amortization of debt issuance costs/discounts	305	109
Amortization of derivative gain	—	(828)
Provision for doubtful accounts	364	657
Loss (gain) on sale of assets or stations	53	(3)
Fair value adjustment of derivative instruments	(1,329)	1,001
Deferred income taxes	(14)	(852)
Non-cash stock compensation	(101)	592
Changes in assets and liabilities:
Restricted cash	160	(189)
Accounts receivable	8,192	13,805
Trade receivable	(2,072)	(3,916)
Prepaid expenses and other current assets	(391)	(406)
Accounts payable and accrued expenses	498	(6,043)
Trade payable	2,008	3,458
Other assets	1,246	(307)
Other liabilities	803	(48)

Net cash provided by operating activities	12,095	6,632
Cash flows from investing activities:
Proceeds from sale of assets or radio stations	196	6
Purchase of intangible assets	(216)	(38)
Capital expenditures	(431)	(777)

Net cash used in investing activities	(451)	(809)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(12,804)	(13,756)
Tax withholding paid on behalf of employees	(114)	—
Payments for repurchase of common stock	—	(193)

Net cash used in financing activities	(12,918)	(13,949)
Decrease in cash and cash equivalents	(1,274)	(8,126)
Cash and cash equivalents at beginning of period	16,224	53,003

Cash and cash equivalents at end of period	$14,950	$44,877

Supplemental disclosures of cash flow information:
Interest paid	$6,767	$6,958
Income taxes paid	213	—
Trade revenue	3,813	2,306
Trade expense	3,741	2,302
See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2010.
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
Liquidity Considerations
     The economic crisis in 2009 has reduced demand for advertising in general, including advertising on our radio stations. In consideration of current and projected market conditions, we expect that overall advertising revenues will have modest growth in certain categories throughout the remainder of 2010. Therefore, in conjunction with the development of the Company’s 2010 business plan, management gave consideration to and incorporated the impact of recent market developments in a variety of areas, including the Company’s forecasted advertising revenues and liquidity.
     On June 29, 2009, the Company entered into an amendment to the credit agreement governing its senior secured credit facility. The credit agreement, as amended, is referred to herein as the “Credit Agreement”. The Credit Agreement maintained the preexisting term loan facility of $750.0 million, which, as of March 31, 2010, had an outstanding balance of approximately $624.1 million, and reduced the preexisting revolving credit facility from $100.0 million to $20.0 million. Additional facilities are no longer permitted under the Credit Agreement. See Note 6, “Long-Term Debt” for further discussion of the Credit Agreement.
     Management believes that the Company will continue to be in compliance with all of its debt covenants through at least March 31, 2011, based upon actions the Company has already taken, which include: (i) the amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010 (see Note 6, “Long-Term Debt”), (ii) employee reductions of 16.5% in 2009, (iii) the sales initiative implemented during the first quarter of 2009, which management believes has contributed to increased advertising revenues by virtue of re-engineering the Company’s sales techniques through enhanced training of its sales force, and (iv) continued scrutiny of all operating expenses. However, the Company will continue to monitor its revenues and cost structure closely and if revenues do not meet or exceed expected growth or if the Company exceeds planned spending, the Company may take further actions as needed in an attempt to maintain compliance with its debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, additional cost reductions, renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.
     Pursuant to the amended Credit Agreement, the Company’s total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended. During the Covenant Suspension Period, the Company’s loan covenants require the Company to: (1) maintain a minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2)

maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.50:1 and the fixed charge coverage ratio covenant will be 1.20:1. At March 31, 2010, the Company’s total leverage ratio was 8.00:1 and the fixed charge coverage ratio was 1.63:1. In order to comply with the leverage ratio covenant at March 31, 2011, the Company estimates that it will be required to reduce a significant amount of debt by March 31, 2011. See Note 6, “Long-Term Debt” for further discussion. The Company plans to fund these debt payments from cash flows generated from operations.
     If the Company is unable to comply with its debt covenants, the Company would need to obtain a waiver or amendment to the Credit Agreement and no assurances can be given that the Company will be able to do so. If the Company were unable to obtain a waiver or an amendment to the Credit Agreement in the event of a debt covenant violation, the Company would be in default under the Credit Agreement, which could have a material adverse impact on the Company’s financial position.
     If the Company were unable to repay its debts when due, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged substantially all of its assets as collateral under the Credit Agreement. If the lenders accelerate the maturity of outstanding debt, the Company may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and the Company cannot be assured that sufficient assets will remain after it has paid all of its debt. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
Recent Accounting Pronouncements
     In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”) which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach primarily focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb the losses of the entity or (2) the right to receive the benefits from the entity. ASU No. 2009-17 also requires additional disclosure about a reporting entity’s involvement in a VIE, as well as any significant changes in risk exposure due to that involvement. ASU No. 2009-17 is effective for annual and interim periods beginning after November 15, 2009. The adoption of ASU No. 2009-07 required the Company to make additional disclosures but did not have a material impact on the Company’s financial position, results of operations and cash flows. See Note 11, “Variable Interest Entities”, for further discussion.
     ASU 2010-06. The FASB issued ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted the portions of this update which became effective January 1, 2010, for our financial statements as of that date. See Note 4, “Fair Value Measurements”.
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
2. Acquisitions and Dispositions
     The Company did not complete any material acquisitions or dispositions during the quarter ended March 31, 2010.
     During the quarter ended March 31, 2009, the Company completed a swap transaction pursuant to which it exchanged WZBN-FM, Camilla, Georgia, for W250BC, a translator licensed for use in Atlanta, Georgia, owned by Extreme Media Group. The fair value of the assets acquired in exchange for the assets disposed, was accounted for under ASC 805. This transaction was not material to the results of the Company.

3. Derivative Financial Instruments
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
     The May 2005 Swap changed the variable-rate cash flow exposure on $400.0 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments. Starting in June 2006, the May 2005 Swap no longer qualified as a cash flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of accumulated other comprehensive income (“AOCI”). Interest expense for the three months ended March 31, 2010 and 2009 includes income of $0.0 million and $3.0 million, respectively.
     The fair value of the May 2005 Swap was determined using observable market based inputs (a “Level 2” measurement). The fair value represents an estimate of the net amount that the Company would pay if the agreement was transferred to another party or cancelled as of the date of the valuation. The May 2005 Swap matured in March of 2009.
May 2005 Option
     In May 2005, the Company also entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company, on terms substantially identical to the May 2005 Swap, for two years, from March 13, 2009 (the end of the term of the May 2005 Swap) through March 13, 2011.
     The May 2005 Option was exercised on March 11, 2009. This instrument has not been highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company has deemed it speculative, and has accounted for changes in the May 2005 Option’s value as a current element of interest expense. The balance sheets as of March 31, 2010 and December 31, 2009 reflect other short-term liabilities of $13.7 million and other long-term liabilities $15.6 million, respectively, to include the fair value of the May 2005 Option. The Company reported interest income of $1.9 million and interest expense of $4.0 million, inclusive of the fair value adjustment during the three months ended March 31, 2010 and 2009, respectively.
     In the event of a default under the Credit Agreement, or a default under any derivative contract, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. The Company does not utilize financial instruments for trading or other speculative purposes.
     The Company’s financial instrument counterparties are high-quality investments or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at March 31, 2010 was not significant to the Company.
Green Bay Option
     On April 10, 2009, Clear Channel and the Company entered into a local marketing agreement (“LMA”) whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1,

2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). Clear Channel is the nation’s largest radio broadcaster and as of December 2009 Moody’s gave its debt a CCC credit rating. The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a long- term liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings.
     The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The balance sheet as of March 31, 2010 includes other long-term liabilities of $6.7 million to reflect the fair value of the Green Bay Option. The fair value of the Green Bay Option at March 31, 2010 and December 31, 2009, was $6.7 million and $6.1 million, respectively. Accordingly, the Company recorded $0.6 million of expense in realized loss on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during the three months ended March 31, 2010.
     The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table:
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Consolidated Balance Sheets (dollars in thousands)

Liability Derivatives
	Balance Sheet	Fair Value
	Location	March 31, 2010	December 31, 2009

Derivative not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$6,657	$6,073
Interest rate swap — option	Other short-term liabilities	13,726	—
Interest rate swap — option	Other long-term liabilities	—	15,639

	Total	$20,383	$21,712

     The location and fair value amounts of derivatives in the Unaudited Condensed Consolidated Statement of Operations are shown in the following table:

Liability Derivatives
		Amount of Income (Expense)
		Recognized in Income on Derivatives
Derivative	Financial Statement	for the Three Months Ended
Instruments	Location	March 31, 2010	March 31, 2009

Green Bay Option	Realized loss on derivative instrument	$(584)	$—
Interest rate swap — option	Interest income/(expense)	1,913	(4,045)
Interest rate swap	Interest income/(expense)	—	3,043

	Total	$1,329	$(1,002)

4. Fair Value Measurements
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
     Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 were as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents:
Money market funds (1)	$4,382	$4,382	$—	$—

Total assets	$4,382	$4,382	$—	$—

Financial Liabilities:
Other short-term liabilities
Interest rate swap (2)	$(13,726)	$—	$(13,726)	$—
Other long-term liabilities
Green Bay option (3)	(6,657)	—	—	(6,657)

Total liabilities	$(20,383)	$—	$(13,726)	$(6,657)

(1)	This balance is invested in an institutional money market fund. The Company’s Level 1 cash equivalents are valued using quoted prices in active markets for identical investments.

(2)	The Company’s derivative financial instruments consist solely of an interest rate cash flow hedge in which the Company pays a fixed rate and receives a variable interest rate. The fair value of the Company’s interest rate swap is determined based on the present value of future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the Company’s own credit risk.

(3)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.
     To estimate the fair value of the Interest rate swap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:

	Fixed		Floating
•	discount cash flow range of 0.995% – 0.999%;	•	discount cash flow range of 0.995% – 0.999%;

•	interest rate of 3.930%; and	•	interest rate range of 0.23% – 0.85%; and

•	credit spread of 4.28%.	•	credit spread of 4.28%.
     The Company reported $0.6 million in realized loss on derivative instruments within the income statement related to the fair value adjustment, representing the change in the fair value of the Green Bay Option.
     The reconciliation below contains the components of the change in fair value associated with the Green Bay Option as of March 31, 2010 (dollars in thousands):

Description	Green Bay Option

Fair value balance at December 31, 2009	$6,073

Add: Mark to market fair value adjustment	584

Fair value balance at March 31, 2010	$6,657

     To estimate the fair value of the Green Bay Option, the Company used a Black-Scholes valuation model. The significant inputs for the valuation model include the following:
•	total term of 3.5 years;

•	volatility rate of 37.1%;

•	dividend annual rate of 0.0%;

•	discount rate of 1.6%; and

•	market value of Green Bay of $10.1 million.
     The following table represents the fair value of the Company’s nonfinancial assets measured at fair value on a nonrecurring basis as of March 31, 2010 (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Non-financial assets:
Goodwill	$56,121	$—	$—	$56,121
Other intangible assets	161,031	—	—	161,031

Total	$217,152	$—	$—	$217,152

     There have been no significant changes to our fair value methodologies related to goodwill and other intangible assets, as described in Note 4, “Intangible Assets and Goodwill”, to our consolidated financial statements and related notes of our Annual Report on Form 10-K for the year ended December 31, 2009.
     The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments.
     The following table shows the gross amount and fair value of the Company’s term loan:

	March 31, 2010	December 31, 2009

Carrying value of term loan	$624,087	$636,890
Fair value of term loan	$570,340	$538,604
     To estimate the fair value of the term loan, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:
•	discount cash flow rate of 6.25%;

•	interest rate of 0. 25%; and

•	credit spread of 4.28%.
5. Investment in Affiliate
     On October 31, 2005, the Company announced that together with Bain Capital Partners, The Blackstone Group (“Blackstone”) and Thomas H. Lee Partners, the Company had formed a new private partnership, Cumulus Media Partners, LLC (“CMP”). CMP was created by the Company and the equity partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. The Company and the other three equity partners each hold a 25% economic interest in CMP.
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

	Three Months Ended March 31,
	2010	2009

Income Statement Data:
Revenues	$37,917	$35,837
Operating expenses	27,304	26,308
Net income	1,413	50,402
Balance Sheet Data:
Assets	489,625	717,183
Liabilities	924,538	1,050,504
Shareholders’ deficit	(434,913)	(333,321)
     The Company’s investment in CMP is accounted for under the equity method of accounting. For the three months ended March 31, 2010 and 2009, the Company recorded $0.0 million, as equity losses in affiliate, respectively.
     Concurrent with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1.0% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. The Company recorded as net revenues approximately $1.0 million in management fees from CMP for the three months ended March 31, 2010 and 2009.
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

6. Long-Term Debt
     The Company’s long-term debt consisted of the following at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009

Term loan, net of debt discount	$620,921	$633,508
Less: Current portion of long-term debt	(54,196)	(49,026)

	$566,725	$584,482

2009 Amendment
     On June 29, 2009, the Company entered into an amendment to the Credit Agreement, with Bank of America, N.A., as administrative agent, and the lenders party thereto.
     The Credit Agreement maintains the preexisting term loan facility of $750.0 million, which had an outstanding balance of approximately $647.9 million immediately after closing the amendment, and reduced the preexisting revolving credit facility from $100.0 million to $20.0 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.
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
     Borrowings under the term loan facility and revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 4.0% or the Alternate Base Rate (defined as the higher of the Bank of America, N.A. Prime Rate and the Federal Funds rate plus 0.50%) plus 3.0%. Once the Company reduces the term loan facility by $25.0 million through mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, the Company will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once the Company reduces the term loan facility by $50.0 million through mandatory prepayments of Excess Cash Flow, as described below, the Company will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
     In connection with the closing of the Credit Agreement, the Company made a voluntary prepayment in the amount of $32.5 million. The Company also is required to make quarterly mandatory prepayments of 100% of Excess Cash Flow through December 31, 2010 (while maintaining a minimum balance of $7.5 million of cash on hand), before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on the Company’s leverage, beginning in 2011. The Company has included approximately $47.8 million, a component of long term debt, as current, which represents the estimated Excess Cash Flow payments over the next 12 months in accordance with the terms of the Credit Agreement. Certain other mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.
Covenants
     The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended;

•	during the Covenant Suspension Period, the Company must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

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
     As discussed above, the Company’s covenants for the fiscal quarter ended March 31, 2010 were as follows:
•	a minimum trailing twelve month consolidated EBITDA of $60.0 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $15.0 million annually.
     The trailing twelve month consolidated EBITDA and cash on hand at March 31, 2010 were $78.1 million and $15.0 million, respectively.
     If the Company had been unable to secure the June 2009 amendments to the Credit Agreement, so that the total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the fiscal quarter ended March 31, 2010 would have been as follows:
•	a maximum total leverage ratio of 6.50:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.
     At March 31, 2010, the total leverage ratio was 8.00:1 and the fixed charge coverage ratio was 1.63:1. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.50:1 and the fixed charge coverage ratio covenant will be 1.20:1.
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
     As of March 31, 2010, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.25%. As of March 31, 2010, the effective interest rate inclusive of the May 2005 Swap was approximately 6.65%.
7. Stock Based Compensation
     During the three months ended March 31, 2010, the Company awarded Mr. L. Dickey 160,000 restricted performance based shares and 160,000 restricted time vested shares. The fair value on the date of grant for both of these awards was $1.0 million. In addition, during the three months ended March 31, 2010 the Company awarded 120,000 time vested restricted shares with a fair value on the date of grant of $0.4 million, or $3.15 per share, to certain officers (other than Mr. L. Dickey) of the Company.
     In March 2010, the Compensation Committee of the Board of Directors reviewed the three-year performance criteria established in March 2007 for the 160,000 performance-based shares of restricted stock awarded to Mr. L. Dickey on March 1, 2007. The vesting conditions for those restricted shares required that the Company achieve specified financial performance targets for the three-year period ending December 31, 2009. The specified threshold was not achieved, however, the Compensation Committee determined that in light of the unprecedented adverse developments in the economy in general, and the radio industry in particular, it would be appropriate to modify the performance requirements and extend the vesting period so that Mr. L. Dickey would retain the ability to achieve vesting on those shares of restricted stock if the revised performance criteria is achieved. Effective as of March 1, 2010, the terms of Mr. L. Dickey’s 2007 performance-based restricted stock award of 160,000 shares were amended to provide that those shares would vest in full on March 31, 2013 if the Company achieves specified financial performance targets for the three year period ending December 31, 2012.
     For the three months ended March 31, 2010, the Company recorded a credit to non-cash stock compensation of approximately $0.1 million, of which $0.3 million of the credit is related to the March 2010 modification of the vesting period associated with the performance based restricted share award that was issued in March 2007 to the Company’s Chief Executive Officer, Mr. L. Dickey. In connection with evaluating the accounting treatment for the modification of the restricted shares, the Company identified and recorded an additional $0.3 million credit to stock based compensation expense in the first quarter of 2010 to correct errors occurring in 2008 and 2009. The Company determined that this out-of-period adjustment is not material to the condensed consolidated financial statements for the three month period ended March 31, 2010, forecasted annual results for fiscal 2010 or any prior period financial statements.
8. Earnings per Share
     For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company determined that it is appropriate to allocate undistributed net income between Class A, Class B and Class C Common Stock on an equal basis as the Company’s charter provides that the holders of Class A, Class B and Class C Common Stock have equal rights and privileges except with respect to voting on certain matters.
     Non-vested restricted shares of Class A common stock awarded contain non-forfeitable dividend rights and are therefore a participating security. The two-class method of computing earnings per share is required for companies with participating securities. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two-class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. For the three months ended March 31, 2010 and 2009, the Company was in a net loss position and therefore did not allocate any loss to participating securities. Because the Company does not pay dividends, earnings allocated to each participating security and the common stock, are equal. The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data).

	Three Months Ended March 31,
	2010	2009

Basic Earning Per Share
Numerator:
Undistributed net loss	$(144)	$(3,296)
Participation rights of unvested restricted stock in undistributed earnings (1)	—	—

Basic undistributed net loss — attributable to common shares	$(144)	$(3,296)

Denominator:
Denominator for basic loss per common share:
Basic weighted average common shares outstanding	40,456	40,421

Basic EPS — attributable to common shares	$(0.01)	$(0.08)

Diluted Earnings Per Share:
Numerator:
Undistributed net loss	$(144)	$(3,296)
Participation rights of unvested restricted stock in undistributed earnings (1)	—	—

Basic undistributed net loss — attributable to common shares	$(144)	$(3,296)

Denominator:
Basic weighted average shares outstanding	40,456	40,421
Effect of dilutive options (2)	—	—

Diluted weighted average shares outstanding	40,456	40,421

Diluted EPS — attributable to common shares	$(0.01)	$(0.08)

(1)	Unvested restricted stock has no contractual obligation to absorb losses of the Company. Therefore, for the three months ended March 31, 2010 and 2009, 1,710,099 shares and 1,532,910 shares of restricted stock, respectively, were outstanding but excluded from the EPS calculations.

(2)	For the three months ended March 31, 2010 and 2009, options to purchase 925,290 shares and 2,274,895 shares of common stock, respectively, were outstanding but excluded from the EPS calculations because their effect would have been antidilutive. Additionally, the Company excluded warrants from the EPS calculations because including the warrants would be antidilutive.
     The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At March 31, 2010, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

March 31, 2010
Restricted shares of Class A Common Stock	1,710,099
Options to purchase Class A Common Stock	925,290
9. Commitments and Contingencies
     There are two radio station rating services available to the radio broadcast industry. Traditionally, the Company has utilized Arbitron as its primary source of ratings information for its radio markets, and had a five-year agreement with Arbitron under which it received programming rating materials in a majority of its markets. On November 7, 2008, however, the Company entered into an agreement with Nielsen pursuant to which Nielsen would rate certain of the Company’s radio markets as coverages for such markets until the Arbitron agreement expired in April 2009. The Company forfeited its obligation under the agreement with Arbitron as of December 31, 2008, and Arbitron was paid in accordance with the agreement through April 2009. Nielsen began efforts to roll out its rating service for 51 of the Company’s radio markets in January 2009, and such rollout was completed in 2009.
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
     On December 11, 2008, Qantum Communications (“Qantum”) filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star Broadcasting, Inc. (“Star”), which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortiously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). The counterclaim did not specify the damages Qantum was seeking. The Company did not and does not believe that the counterclaim has merit, and, because there was no specification of damages, the Company did not believe at the time that the counterclaim would have a material adverse effect on the Company’s overall financial condition or results of operations even if the court were to determine that the claim did have merit. In June 2009, the court authorized Qantum to seek punitive damages because it had satisfied the minimal threshold for asserting such a claim. In August 2009, Qantum provided the Company with an expert’s report that estimated that Qantum had allegedly incurred approximately $8.7 million in compensatory damages. The Company’s liability would be increased if Qantum is able to secure punitive damages as well.
     The Company continues to believe that Quantum’s counterclaim against the Company has no merit; the Company has denied the allegations and is vigorously defending against the counterclaim. However, if the court were to find that the Company did tortiously interfere with Qantum’s contract and that Quantum is entitled to the compensatory damages estimated by its expert as well as punitive damages, the result could have a material adverse effect on the Company’s overall financial condition or results of operations.
     In April 2009, the Company was named in a patent infringement suit brought against the Company as well as twelve other radio companies, including Clear Channel, Citadel Broadcasting, CBS Radio, Entercom Communications, Saga Communications, Cox Radio, Univision Communications, Regent Communications, Gap Broadcasting, and Radio One. The case, captioned Aldav, LLC v. Clear Channel Communications, Inc., et al, Civil Action No. 6:09-cv-170, U.S. District Court for the Eastern District of Texas, Tyler Division (filed April 16, 2009), alleged that the defendants have infringed and continue to infringe plaintiff’s patented content replacement technology in the context of radio station streaming over the Internet, and sought a permanent injunction and unspecified damages. The Company settled this suit in March 2010.
     On January 21, 2010, Brian Mas, a former employee of Susquehanna Radio Corp., filed a purported class action lawsuit against the Company claiming (i) unlawful failure to pay required overtime wages, (ii) late pay and waiting time penalties, (iii) failure to provide accurate itemized wage statements, (iv) failure to indemnity for necessary expenses and losses, and (v) unfair trade practices under California’s Unfair Competition Act. The plaintiff is requesting restitution, penalties and injunctive relief, and seeks to represent other California employees fulfilling the same job during the immediately preceding four year period. The Company is vigorously defending this lawsuit.
     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. The Company is not a party to any lawsuit or proceeding that, in management’s opinion, is likely to have a material adverse effect.
10. Restricted Cash
     During 2009, the Company was required to secure the maximum exposure generated by automated clearing house transactions in its operating bank accounts as dictated by the Company’s bank’s internal policies with cash. This action was triggered by an adverse rating as determined by the Company’s bank’s rating system. These funds were moved to a segregated bank account that does not zero balance daily. As of March 31, 2010, the Company’s balance sheet included approximately $0.6 million in restricted cash related to the automated clearing house transactions.
11. Variable Interest Entities
     The Company has an investment in CMP which it accounts for using the equity method and which the Company has determined to be a VIE that is not subject to consolidation because the Company is not deemed to be the primary beneficiary. The Company cannot make unilateral management decisions affecting the long-term operational results of CMP, as all such decisions require approval by the CMP board of directors. Additionally, one of the other equity holders has the unilateral right to remove the Company as manager of CMP with 30 days notice. As such, the Company concluded that this ability to unilaterally terminate CMP’s management agreement with the Company resulted in a substantive “kick out” right, thereby precluding the Company from being designated as the primary beneficiary with respect to its variable interest in CMP.
     As of March 31, 2010, the Company’s proportionate share of its affiliate losses exceeded its investment in CMP, therefore the Company has no exposure to loss as a result of its involvement with CMP as its investment has been written down to zero, nor is it under any contractual obligation to fund losses of CMP. The Company has not provided and does not intend to provide any financial support, guarantees or commitments for or on behalf of CMP. Additionally, the Company’s balance sheet at March 31, 2010 does not include any assets or liabilities related to its variable interest in CMP. See Note 5, “Investment in Affiliate” for further discussion.
12. Subsequent Event
     On April 7, 2010, the Company and Crestview Partners, a $4.0 billion private equity firm with a strong media focus, announced the formation of a strategic investment partnership that will seek to invest in radio broadcasting companies that present attractive opportunities for significant long-term capital appreciation.
     Under the terms of the partnership, Crestview will lead an investor group that would invest up to $500.0 million in equity in the partnership, to be called Cumulus Radio Investors, L.P. (“CRI”). Together with debt financing expected to be available through the capital markets, CRI could target acquisitions totaling in excess of $1 billion. The Company would provide all management, financial, operational and corporate services to the partnership and its operations pursuant to a management services agreement. The Company will be compensated through management fees as well as incentive compensation based on investment returns. This had no impact to the quarter ended March 31, 2010.

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
Overview
     We engage in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. In addition, we, along with three private equity firms, formed CMP, which acquired the radio broadcasting business of Susquehanna in May 2006. As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the fourth largest radio broadcasting company based on net revenues. As of March 31, 2010, directly and through our investment in CMP, we owned or operated 345 stations in 67 United States markets and provided sales and marketing services under local marketing, management and consulting agreements to twelve additional stations. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management, and consulting agreements.
Liquidity Considerations
     We believe that we will continue to be in compliance with all of our debt covenants through at least March 31, 2011, based upon actions we have already taken, which included: (i) the amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010, (ii) employee reductions of 16.5% in 2009, (iii) the sales initiative implemented during the first quarter of 2009, which we believe has contributed to increased advertising revenues by virtue of re-engineering our sales techniques through enhanced training of our sales force, and (iv) continued scrutiny of all operating expenses. We will continue to monitor our revenues and cost structure closely and if revenues do not exceed forecasted growth or if we exceed our planned spending, we may take further actions as needed in an attempt to maintain compliance with our debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, further renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.
     As of March 31, 2010, the effective interest rate on the borrowings pursuant to the credit facility was approximately 4.25%. As of March 31, 2010, our average cost of debt, including the effects of our derivative positions, was 6.65%. We remain committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations.
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
     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. In the three months ended March 31, 2010 and 2009, trade revenue totaled $3.8 million and $2.3 million, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 90.9% and 89.6% of our total revenues during the three months ended March 31, 2010 and 2009.
     The economic crisis in 2009 has reduced demand for advertising in general, including advertising on our radio stations. In consideration of current and projected market conditions, we expect that overall advertising revenues will have modest growth in certain categories throughout the remainder of 2010.
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
Results of Operations
     Analysis of Unaudited Condensed Consolidated Statements of Operations. The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months
	Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$56,358	$55,353	$1,005	1.8%
Station operating expenses (excluding depreciation, amortization and LMA fees)	39,926	42,298	(2,372)	-5.6%
Depreciation and amortization	2,517	2,898	(381)	-13.1%
LMA fees	529	469	60	12.8%
Corporate general and administrative (including non-cash stock compensation expense)	4,066	6,108	(2,042)	-33.4%
Realized loss on derivative instrument	584	—	584	* *

Operating income	8,736	3,580	5,156	144.0%
Interest expense, net	(8,829)	(7,737)	(1,092)	14.1%
Other (expense) income, net	(53)	3	(56)	-1866.7%
Income tax benefit	2	858	(856)	-99.8%

Net loss	$(144)	$(3,296)	$3,152	-95.6%

OTHER DATA:
Station Operating Income (1)	$16,432	$13,055	$3,377	25.9%
Station Operating Income margin (2)	29.2%	23.6%	* *	* *
Cash flows related to:
Operating activities	$12,095	$6,632	$5,463	82.4%
Investing activities	(451)	(809)	358	-44.3%
Financing activities	(12,918)	(13,949)	1,031	-7.4%
Capital expenditures	(431)	(777)	346	-44.5%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, the mark to market fair value adjustment of the Green Bay Option, and non-cash stock compensation. Station Operating Income is not a measure of performance calculated in accordance with GAAP. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below under “Station Operating Income”.

(2)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.

Three Months Ended March 31, 2010 versus the Three Months Ended March 31, 2009
     Net Revenues. Net revenues for the three months ended March 31, 2010 increased $1.0 million, or 1.8%, to $56.4 million compared to $55.4 million for the three months ended March 31, 2009, primarily due to an increase in political revenue generated by mid-term congressional elections and an increase in revenue from national accounts.
     We believe that advertising revenue in our markets will have modest growth in certain categories throughout the remainder of 2010. We believe two areas of potentially strong growth for radio advertising in 2010 could be cyclical political advertising and automotive advertising fueled by a general recovery in that sector.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses for the three months ended March 31, 2010 decreased $2.4 million, or 5.6%, to $39.9 million, compared to $42.3 million for the three months ended March 31, 2009, primarily due to our continued efforts to contain operating costs and continued scrutiny of operating expenses. We will continue to monitor all our operating costs and to the extent we are able to identify any additional cost saving measures, we will implement them in an attempt to remain compliant with current and future covenant requirements.
     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2010 decreased $0.4 million, or 13.1%, to $2.5 million, compared to $2.9 million for the three months ended March 31, 2009, resulting from a decrease in our asset base due to assets becoming fully depreciated coupled with a decrease in capital expenditures.
     LMA Fees. LMA fees totaled $0.5 million for both the three months ended March 31, 2010 and 2009. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.
     Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate expenses, including non-cash stock compensation expense for the first quarter of 2010 decreased $2.0 million, or 33.4%, to $4.1 million compared to $6.1 million in 2009, primarily due to a decrease in corporate expenses associated with our cost containment initiatives including a reduction in salary expense, as well as a decrease in professional fees associated with our defense of certain lawsuits that were subsequently settled in 2009.
     Realized Loss on Derivative Instrument. During the three months ended March 31, 2010, we recorded a charge of $0.6 million related to our recording of the fair market value of the Green Bay Option. We entered into the Green Bay Option in conjunction with an asset exchange in the second quarter of 2009; therefore, there is no amount related to the Green Bay Option recorded in the accompanying statements of operations for the three months ended March 31, 2009. The Green Bay Option liability increased primarily due to the continued decline in associated market operating results.
     Interest Expense, net. Interest expense, net of interest income, for the three months ended March 31, 2010 increased $1.1 million, or 14.1%, to $8.8 million compared to $7.7 million for the three months ended March 31, 2009. Interest expense associated with outstanding debt increased by $2.6 million to $6.7 million as compared to $4.1 million in the prior year’s period, primarily due to an increase in interest rates, partially offset by a decrease in the borrowing base due to the repayment of approximately $58.2 million of debt compared to the same period in the prior year. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months Ended
	March 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Bank Borrowings — term loan and revolving credit facilities	$6,678	$4,115	$2,563	62.3%
Bank Borrowings yield adjustment — interest rate swap	3,739	2,363	1,376	58.2%
Change in fair value of interest rate swap agreement	(1,913)	(3,043)	1,130	-37.1%
Change in fair value of interest rate option agreement	—	4,045	(4,045)	-100.0%
Other interest expense	327	303	24	7.9%
Interest income	(2)	(46)	44	-95.7%

Interest expense, net	$8,829	$7,737	$1,092	14.1%

     Income Tax Benefit. We recorded a tax benefit of $0.0 million for the three months ended March 31, 2010, compared to $0.9 million for the three months ended March 31, 2009. The income tax benefit in the current period is primarily due to the amortization of certain intangible assets for tax purposes, which are not amortized for book purposes.
     Station Operating Income. As a result of the factors described above, Station Operating Income for the three months ended March 31, 2010 increased $3.3 million, or 25.9%, to $16.4 million compared to $13.1 million for the three months ended March 31, 2009.
     Station Operating Income consists of operating income before depreciation and amortization, LMA fees, corporate general and administrative expenses, including the Green Bay Option mark to market, and non-cash stock compensation. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude the Green Bay Option mark to market and non-cash stock compensation from the measure as they do not represent cash payments for activities related to the operation of the stations.
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
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months
	Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change

Operating income	$8,736	$3,580	$5,156	144.0%
Depreciation and amortization	2,517	2,898	(381)	-13.1%
LMA fees	529	469	60	12.8%
Non-cash stock compensation	(101)	592	(693)	-117.1%
Corporate general and administrative	4,167	5,516	(1,349)	-24.5%
Realized loss on derivative instrument	584	—	584	* *

Station Operating Income	$16,432	$13,055	$3,377	25.9%

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
     Our principal sources of funds for these requirements have been cash flow from operations and borrowings under our senior secured credit facilities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process. As discussed further below, borrowings under our senior secured credit facilities are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. In addition, pursuant to the June 2009 amendment to the Credit Agreement, we are required to repay 100% of Excess Cash Flow (as defined in the Credit Agreement) on a quarterly basis beginning September 30, 2009 through December 31, 2010, while maintaining a minimum balance of $7.5 million of cash on hand. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of March 31, 2010, that cash on hand and cash expected to be generated from operating activities and, if necessary, further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations through March 31, 2011. However, given the uncertainty of our markets’ cash flows, pending litigation and the impact of the current economic environment, there can be no assurance that cash generated from operations will be sufficient or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.
Consideration of Recent Economic Developments
     The economic crisis in 2009 has reduced demand for advertising in general, including advertising on our radio stations. In consideration of current and projected market conditions, we expect that overall advertising revenues will have modest growth in certain categories throughout the remainder of 2010. Therefore, in conjunction with the development of the 2010 business plan, we assessed the impact of the current year market developments in a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we have forecasted maintaining cost reductions achieved in 2009 with no significant increases in 2010.
     While preparing our 2010 business plan, we assessed future covenant compliance under the Credit Agreement, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of the Credit Agreement. We believe we will continue to be in compliance with all of our debt covenants through at least March 31, 2011 based upon actions we have already taken, as well as through additional paydowns of debt we will be required to make during 2010 from existing cash balances and cash flow generated from operations. Further discussion of our debt covenant compliance considerations is included below.
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
Cash Flows from Operating Activities
     For the three months ended March 31, 2010, net cash provided by operating activities increased $5.5 million to $12.1 million from net cash provided by operating activities of $6.6 million for the three months ended March 31, 2009. The increase is primarily attributable to a $6.5 million increase in accounts payable and accrued expenses related to the timing of certain payments. For the three months ended March 31, 2010 and 2009, our working capital was $(32.4) million and $56.9 million, respectively. We have assessed the implications of the working capital deficiency on our current business and determined, based on our financial condition as of March 31, 2010, that cash on hand and cash expected to be generated from operating activities and, if necessary, further financing activities, will be sufficient to satisfy our anticipated working capital needs including short-term debt service payments.
Cash Flows used in Investing Activities
     For the three months ended March 31, 2010, net cash used in investing activities decreased $0.3 million to $0.5 million from net cash used in investing activities of $0.8 million for the three months ended March 31, 2009. The decrease is primarily due to a $0.3 million decrease in capital expenditures.
Cash Flows used in Financing Activities
     For the three months ended March 31, 2010, net cash used in financing activities decreased $1.0 million to $12.9 million compared to net cash used in financing activities of $13.9 million during the three months ended March 31, 2009. The decrease is primarily due to repayments of borrowings outstanding under our credit facilities.
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
     The Credit Agreement maintains the preexisting term loan facility of $750.0 million, which had an outstanding balance of approximately $647.9 million immediately after closing the amendment, and reduced the preexisting revolving credit facility from $100.0 million to $20.0 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.
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

     Borrowings under the term loan facility and revolving credit facility will bear interest, at our option, at a rate equal to LIBOR plus 4.00% or the Alternate Base Rate (defined as the higher of the Bank of America, N.A. Prime Rate and the Federal Funds rate plus 0.50%) plus 3.00%. Once we reduce the term loan facility by $25.0 million through mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, borrowings will bear interest, at the our option, at a rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once we reduce the term loan facility by $50.0 million through mandatory prepayments of Excess Cash Flow, as described below, borrowings will bear interest, at our option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
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
Covenants
     The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended;
•	during the Covenant Suspension Period, we must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;
•	we are restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;
•	we may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments, during the Covenant Suspension Period (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and
•	we must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.
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
     As discussed above, our covenants for the fiscal quarter ended March 31, 2010, were as follows:
•	a minimum trailing twelve month consolidated EBITDA of $60.0 million;
•	a $7.5 million minimum cash on hand; and
•	a limit on annual capital expenditures of $15.0 million annually.
     The trailing twelve month consolidated EBITDA and cash on hand for the fiscal quarter ended March 31, 2010, were $78.1 million and $15.0 million, respectively.

     If we had been unable to obtain the June 2009 amendments to the Credit Agreement, such that the original total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants at March 31, 2010, would have been as follows:
•	a maximum total leverage ratio of 6.5:1; and
•	a minimum fixed charge coverage ratio of 1.20:1.
     At March 31, 2010, the total leverage ratio was 8.00:1 and the fixed charge coverage ratio was 1.63:1. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.50:1 and the fixed charge coverage ratio covenant will be 1.20:1.
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
     If we were unable to repay our debts when due, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Credit Agreement. If the lenders accelerate the maturity of outstanding debt, we may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and we cannot be assured that sufficient assets will remain after we have paid all of the debt. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
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
     As of March 31, 2010, prior to the effect of the forward-starting LIBOR based interest rate swap arrangement entered into in May 2005 (“May 2005 Swap”), the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.25%. As of March 31, 2010, the effective interest rate inclusive of the May 2005 Swap was approximately 6.65%.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At March 31, 2010, 35.9% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.6 million for the three months ended March 31, 2010. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. In May 2005, we also entered into an interest rate option agreement (the “May 2005 Option”) that provided Bank of America, N.A. the right to enter into an underlying swap agreement with us, on terms substantially identical to the May 2005 Swap, for two years, from March 13, 2009 (the end of the term of the May 2005 Swap) through March 13, 2011. The May 2005 Option was exercised on March 11, 2009. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $224.1 million of borrowings outstanding at March 31, 2010 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $0.6 million for the three months ended March 31, 2010.
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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of March 31, 2010.
     There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed, in August 2005, we were subpoenaed by the Office of the Attorney General of the State of New York, as were other radio broadcasting companies, in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. We have cooperated with the Attorney General in this investigation.
     Also as previously disclosed, in May 2007, we received a request for information and documents from the FCC related to our sponsorship of identification policies and sponsorship identification practices at certain of our radio stations as requested by the FCC. We are cooperating with the FCC in this investigation and are in the process of producing documents and other information requested by the FCC.
     In April 2009, the Company was named in a patent infringement suit brought against the Company as well as twelve other radio companies, including Clear Channel, Citadel Broadcasting, CBS Radio, Entercom Communications, Saga Communications, Cox Radio, Univision Communications, Regent Communications, Gap Broadcasting, and Radio One. The case, captioned Aldav, LLC v. Clear Channel Communications, Inc., et al, Civil Action No. 6:09-cv-170, U.S. District Court for the Eastern District of Texas, Tyler Division (filed April 16, 2009), alleged that the defendants have infringed and continue to infringe plaintiff’s patented content replacement technology in the context of radio station streaming over the Internet, and sought a permanent injunction and unspecified damages. The parties settled this suit in March 2010.
     In addition to the above proceedings and those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009, from time to time we are involved in various other legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, our management does not believe, based upon currently available facts, that the ultimate resolution of any such proceedings would have a material adverse effect on our overall financial condition or results of operations.
Item 1A. Risk Factors

     Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2009, for information regarding factors that could affect our results of operations, financial condition and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the three months ended March 31, 2010, we did not purchase any shares of our Class A Common Stock. As of March 31, 2010, we had authority to repurchase an additional $68.3 million of our Class A Common Stock.
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

CUMULUS MEDIA INC.
Date: April 30, 2010	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX
31.1	— Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	— Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	— Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.