Form 10-Q
period 2010-06-30
CUMULUS MEDIA INC
filed 2010-08-02
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 26, 2010, the registrant had 42,019,888 outstanding shares of common stock consisting of (i) 35,565,826 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$12,028	$16,224
Restricted cash	629	789
Accounts receivable, less allowance for doubtful accounts of $1,039 and $1,166, in 2010 and 2009, respectively	39,072	37,504
Trade receivable	5,657	5,488
Prepaid expenses and other current assets	3,136	4,709

Total current assets	60,522	64,714
Property and equipment, net	43,005	46,981
Intangible assets, net	161,632	161,380
Goodwill	56,121	56,121
Other assets	2,885	4,868

Total assets	$324,165	$334,064

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$14,775	$13,635
Trade payable	5,607	5,534
Current portion of derivative instrument	10,272	—
Current portion of long-term debt	45,357	49,026

Total current liabilities	76,011	68,195
Long-term debt	567,390	584,482
Other liabilities	17,771	32,598
Deferred income taxes	22,526	21,301

Total liabilities	683,698	706,576

Stockholders’ Deficit:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, shares designated at stated value $1,000 per share; 0 shares issued and outstanding in both 2010 and 2009 and 12,000 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding in both 2010 and 2009	—	—
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 59,572,592 shares issued, 35,565,826 and 35,162,511 shares outstanding in 2010 and 2009, respectively	596	596
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2010 and 2009	58	58
Class C common stock, par value $0.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2010 and 2009	6	6
Treasury stock, at cost, 24,015,407 and 24,410,081 shares in 2010 and 2009, respectively	(256,516)	(261,382)
Additional paid-in-capital	962,898	966,945
Accumulated deficit	(1,066,575)	(1,078,735)

Total stockholders’ deficit	(359,533)	(372,512)

Total liabilities and stockholders’ deficit	$324,165	$334,064

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Broadcast revenues	$68,739	$64,962	$124,097	$119,316
Management fee from affiliate	1,000	1,000	2,000	2,000

Net revenues	69,739	65,962	126,097	121,316
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	40,416	39,232	80,343	81,530
Depreciation and amortization	2,391	2,817	4,908	5,715
LMA fees	364	728	893	1,196
Corporate general and administrative (including non-cash stock compensation of $561, $611, $460, and $1,203 respectively)	5,079	3,958	9,144	10,067
Gain on exchange of assets or stations	—	(7,204)	—	(7,204)
Realized loss on derivative instrument	480	—	1,064	—

Total operating expenses	48,730	39,531	96,352	91,304

Operating income	21,009	26,431	29,745	30,012

Non-operating income (expense):
Interest expense	(7,315)	(6,213)	(16,146)	(13,996)
Interest income	2	9	4	55
Other expense, net	(28)	(38)	(81)	(35)

Total non-operating expense, net	(7,341)	(6,242)	(16,223)	(13,976)

Income before income taxes	13,668	20,189	13,522	16,036
Income tax expense	(1,364)	(6,115)	(1,362)	(5,257)

Net income	$12,304	$14,074	$12,160	$10,779

Basic and diluted income per common share:
Basic income per common share (See Note 8, “Earnings Per Share”)	$0.29	$0.34	$0.29	$0.26

Diluted income per common share (See Note 8, “Earnings Per Share”)	$0.29	$0.34	$0.28	$0.26

Weighted average basic common shares outstanding (See Note 8, “Earnings Per Share”)	40,327,406	40,469,485	40,296,878	40,445,003

Weighted average diluted common shares outstanding (See Note 8, “Earnings Per Share”)	41,468,250	40,469,485	41,254,316	40,447,273

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$12,160	$10,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,908	5,715
Amortization of debt issuance costs/discounts	603	478
Amortization of derivative gain	—	(828)
Provision for doubtful accounts	654	1,159
Loss on sale of assets or stations	81	35
Gain on exchange of assets or stations	—	(7,204)
Fair value adjustment of derivative instruments	(4,302)	(835)
Deferred income taxes	1,225	5,066
Non-cash stock compensation	460	1,203
Changes in assets and liabilities:
Restricted cash	160	(789)
Accounts receivable	(2,223)	2,638
Trade receivable	(169)	183
Prepaid expenses and other current assets	1,573	(233)
Accounts payable and accrued expenses	1,140	(4,890)
Trade payable	73	(111)
Other assets	1,769	82
Other liabilities	290	(488)

Net cash provided by operating activities	18,402	11,960
Cash flows from investing activities:
Proceeds from sale of assets or radio stations	196	14
Purchase of intangible assets	(230)	—
Capital expenditures	(1,190)	(1,206)

Net cash used in investing activities	(1,224)	(1,192)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(21,190)	(48,106)
Tax withholding paid on behalf of employees	(184)	(90)
Payments made to creditors pursuant to debt amendment	—	(3,000)
Payments for repurchase of common stock	—	(193)

Net cash used in financing activities	(21,374)	(51,389)
Decrease in cash and cash equivalents	(4,196)	(40,621)
Cash and cash equivalents at beginning of period	16,224	53,003

Cash and cash equivalents at end of period	$12,028	$12,382

Supplemental disclosures of cash flow information:
Interest paid	$13,737	$10,877
Income taxes paid	259	304
Trade revenue	8,375	5,461
Trade expense	8,251	5,383
See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2010.
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
Liquidity Considerations
     The economic crisis of 2009 reduced demand for advertising in general and advertising on our radio stations specifically. However, in the first half of 2010, advertising revenues have begun to rebound industry wide. In consideration of current and projected market conditions, we expect that overall advertising revenues will continue to grow throughout the balance of 2010, primarily driven by political spending in the second half of the year.
     We believe that we will continue to be in compliance with all of our debt covenants through at least June 30, 2011, based upon actions we have already taken, which included the June 2009 amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010 and continued scrutiny of all operating expenses associated with our cost containment initiative. We will continue to monitor our revenues and cost structure closely and if revenues do not meet or exceed forecasted growth or if we exceed our planned spending, we may take further actions as needed in an attempt to maintain compliance with our debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, further renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.
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
     During the preparation of the Company’s June 30, 2010 interim financial statements, the Company identified certain errors impacting fees from local marketing agreements (“LMAs”) and corporate general and administrative expenses in 2009. The Company has determined the impact to be immaterial to prior financial statements, the three and six months ended June 30, 2010, as well as, the expected 2010 results. Accordingly, the Company has corrected these differences in the quarter ended June 30, 2010, resulting in an increase in corporate general and administrative expenses of approximately $0.3 million and a decrease in LMA fees of $0.2 million.
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
     ASU 2010-09. The FASB issued ASU No. 2010-09 which provides amendments to certain recognition and disclosure requirements. Previous guidance required that an entity that is an SEC filer be required to disclose the date through which subsequent events have been evaluated. This update amends the requirement of the date disclosure to alleviate potential conflicts between ASC 855-10 and the SEC’s requirements by no longer requiring a company to disclose the date through which subsequent events are evaluated.
2. Acquisitions and Dispositions
     2010 Acquisitions
     The Company did not complete any material acquisitions or dispositions during the six months ended June 30, 2010.
     2009 Acquisitions
     Green Bay and Cincinnati Asset Exchange
     On April 10, 2009, the Company completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, the Company acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in exchange for five of the Company’s radio stations in the Green Bay, Wisconsin market. The exchange transaction provided the Company with direct entry into the Cincinnati market (notwithstanding the Company’s current presence through its investment in CMP (see Note 5, “Investment in Affiliate”)), which was ranked #28 at that time by Arbitron. Larger markets are generally desirable for national advertisers, and have large and diversified local business communities providing for a large base of potential advertising clients. The transaction was accounted for as a business combination in accordance with guidance for business combinations. The fair value of the assets acquired in the exchange was $17.6 million (refer to the table below for the purchase price allocation). The Company incurred approximately $0.2 million of acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The $0.9 million of goodwill identified in the purchase price allocation below is deductible for tax purposes. During the fourth quarter of 2009 the Company adjusted the purchase price allocation to record an intangible asset of approximately $0.9 million related to certain tower leases which will be amortized over the next four years in accordance with the terms of the leases. The results of operations for the Cincinnati stations acquired have been included in the statements of operations since the acquisition date. The results of the Cincinnati stations were not material. Prior to the asset exchange, the Company and Clear Channel did not have any preexisting relationship with regard to the Green Bay market.
     In conjunction with the exchange on April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e. programming, advertising, etc.) the five Green Bay radio stations that were sold to Clear Channel and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. In conjunction with the LMA, the Company included the net revenues and station operating expenses associated with operating the Green Bay stations in the Company’s consolidated financial statements from the effective date of the LMA (April 10, 2009) through December 31, 2009. Additionally, Clear Channel negotiated a written put option that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated prior to that date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the put option as a derivative contract and accordingly, the fair value of the put was recorded as a liability at the acquisition date and offset against the gain associated with the asset exchange. Subsequent changes to the fair value of the derivative are recorded through earnings. See Note 3, “Derivative Financial Instruments”.
     In conjunction with the transactions, the Company recorded a net gain of $7.2 million, which is included in the gain on exchange of assets in the statements of operations. This amount represents a gain of approximately $9.6 million recorded on the Green Bay Stations sold, net of a loss of approximately $2.4 million representing the fair value of the put option at acquisition date.
     The table below summarizes the final purchase price allocation (dollars in thousands):

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
     May 2005 Swap
     In May 2005, the Company entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap. The May 2005 Swap expired on March 13, 2009, in accordance with the terms of the original agreement. Accordingly, for the three and six months ended June 30, 2010 and the three months ended June 30, 2009, the Company did not record any interest expense related to the May 2005 Swap. For the six months ended June 30, 2009 the Company reported $3.0 million income in interest expense related to the change in fair value.
     The May 2005 Swap changed the variable-rate cash flow exposure on $400.0 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap was previously accounted for as a qualifying cash flow hedge of the future variable rate interest payments. Starting in June 2006, the May 2005 Swap no longer qualified as a cash flow hedging instrument. Accordingly, the changes in its fair value have since been reflected in the statement of operations instead of accumulated other comprehensive income.
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
     The May 2005 Option was exercised on March 11, 2009. This instrument has not been highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company has deemed it speculative, and has accounted for changes in the May 2005 Option’s value as a current element of interest expense. The balance sheets as of June 30, 2010 and December 31, 2009 reflect current liabilities of $10.3 million and other long-term liabilities of $15.6 million, respectively, to include the fair value of the May 2005 Option. The Company reported $3.5 million and $5.4 million in interest expense during the three and six months ended June 30, 2010, respectively. Additionally, for the three and six months ended June 30, 2009 the Company reported $1.8 million in interest income and $2.2 million in interest expense, respectively.
     In the event of a default under the Credit Agreement, or a default under any derivative contract, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. The Company does not utilize financial instruments for trading or other speculative purposes.
     The Company’s financial instrument counterparties are high-quality investments or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at June 30, 2010 was not significant to the Company.
     Green Bay Option
     On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows it to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). Clear Channel is the nation’s largest radio broadcaster. The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a long- term liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation.

     The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table:
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Consolidated Balance Sheets (dollars in thousands)

	Liability Derivatives
	Balance Sheet	Fair Value
	Location	June 30, 2010	December 31, 2009

Derivative not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$7,137	$6,073
Interest rate swap -option	Other current liabilities	10,272	—
Interest rate swap -option	Other long-term liabilities	—	15,639

	Total	$17,409	$21,712

     The location and fair value amounts of derivatives in the condensed consolidated statements of operations are shown in the following table:

	Liability Derivatives
		Amount of Income (Expense)
		Recognized on Derivatives
Derivative	Financial Statement	For the Three Months	For the Six Months
Instruments	Location	Ended June 30, 2010	Ended June 30, 2010

Green Bay Option	Realized loss on derivative instrument	$(480)	$(1,064)
Interest rate swap	Interest income	3,454	5,367

	Total	$2,974	$4,303

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
     Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 were as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash equivalents:
Money market funds (1)	$5,000	$5,000	$—	$—

Total assets	$5,000	$5,000	$—	$—

Financial Liabilities:
Other current liabilities
Interest rate swap (2)	$(10,272)	$—	$(10,272)	$—
Other long-term liabilities
Green Bay option (3)	(7,137)	—	—	(7,137)

Total liabilities	$(17,409)	$—	$(10,272)	$(7,137)

(1)	This balance is invested in an institutional money market fund. The Company’s Level 1 cash equivalents are valued using quoted prices in active markets for identical investments.

(2)	The Company’s derivative financial instruments consist solely of an interest rate swap in which the Company pays a fixed rate and receives a variable interest rate. The fair value of the Company’s interest rate swap is determined based on the present value of future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the Company’s own credit risk.

(3)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.
     To estimate the fair value of the interest rate swap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:

	Fixed		Floating
•	discount cash flow range of 0.99% — 1.00%;	•	discount cash flow range of 0.99% — 1.00%;
•	interest rate of 3.93%; and	•	interest rate range of 0.35% — 0.63%; and
•	credit spread of 4.37%.	•	credit spread of 4.37%.
     The Company reported $0.5 million and $1.1 million for the three and six months ended June 30, 2010 in realized loss on derivative instruments within the income statement related to the fair value adjustment, representing the change in the fair value of the Green Bay Option.
     The reconciliation below contains the components of the change in fair value associated with the Green Bay Option as of June 30, 2010 (dollars in thousands):

Description	Green Bay Option

Fair value balance at December 31, 2009	$6,073

Add: Mark to market fair value adjustment	1,064

Fair value balance at June 30, 2010	$7,137

     To estimate the fair value of the Green Bay Option, the Company used a Black-Scholes valuation model. The significant inputs for the valuation model include the following:
•	total term of 3.2 years;

•	volatility rate of 31.7%;

•	dividend annual rate of 0.0%;

•	discount rate of 1.1%; and

•	market value of Green Bay of $9.4 million.
     The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments.
     The following table shows the gross amount and fair value of the Company’s term loan:

	June 30, 2010	December 31, 2009

Carrying value of term loan	$615,700	$636,890
Fair value of term loan	$566,253	$538,604
     To estimate the fair value of the term loan, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:
•	discount cash flow rate of 7.1%;

•	interest rate of 0.3%; and

•	credit spread of 4.4%.
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

	Six Months Ended June 30,
	2010	2009

Income Statement Data:
Revenues	$90,624	$82,409
Operating expenses	59,322	56,193
Net income	9,741	58,087
Balance Sheet Data:
Assets	459,414	687,135
Liabilities	885,999	1,014,119
Shareholders’ deficit	(426,585)	(326,984)

     The Company’s investment in CMP is accounted for under the equity method of accounting. As of June 30, 2010, the Company’s proportionate share of its affiliate losses exceeded its investment in CMP; therefore the Company has no exposure to loss as a result of its involvement in CMP.
     Concurrent with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1.0% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and six months ended June 30, 2010 and 2009, the Company recorded as net revenues approximately $1.0 million and $2.0 million in management fees from CMP.
6. Long-Term Debt
     The Company’s long-term debt consisted of the following at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009

Term loan	$615,700	$637,321
Less: Debt discount	(2,953)	(3,813)
Less: Current portion of long-term debt	(45,357)	(49,026)

	$567,390	$584,482

     Senior Secured Credit Facilities
     On June 29, 2009, the Company entered into the third amendment to the Credit Agreement, with Bank of America, N.A., as administrative agent, and the lenders party thereto, governing the Company’s senior secured credit facilities (as amended to date, the “Credit Agreement”).
     The Credit Agreement maintains the preexisting term loan facility of $750.0 million, which had an outstanding balance of approximately $647.9 million immediately after closing the June 2009 amendment, and reduced the preexisting revolving credit facility from $100.0 million to $20.0 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.
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

     Borrowings under the term loan facility and revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 4.0% or the Alternate Base Rate (currently defined as the higher of the Wall Street Journal’s Prime Rate and the Federal Funds rate plus 0.50%) plus 3.0%. Once the Company reduces the term loan facility by $25.0 million through mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, the Company will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once the Company reduces the term loan facility by $50.0 million through mandatory prepayments of Excess Cash Flow, as described below, the Company will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
     In connection with the June 2009 amendment, the Company made a voluntary prepayment in the amount of $32.5 million. The Company is also required to make quarterly mandatory prepayments of 100% of Excess Cash Flow through December 31, 2010 (while maintaining a minimum balance of $7.5 million of cash on hand), before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on the Company’s leverage, beginning in 2011. The Company has included approximately $39.0 million a component of long term debt, as current, which represents the estimated Excess Cash Flow payments over the next 12 months in accordance with the terms of the Credit Agreement. Certain other mandatory prepayments of the term loan facility would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.
Covenants
     The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 the Covenant Suspension Period have been suspended;

•	during the Covenant Suspension Period, the Company must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for the fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	the Company is restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	the Company may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments (except under certain circumstances, pursuant to the July 2010 amendment to the Credit Agreement, as described in Note 12, “Subsequent Event”), during the Covenant Suspension Period (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	the Company must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.
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
     As discussed above, the Company’s covenants for the fiscal quarter ended June 30, 2010 required the following:
•	a minimum trailing twelve month consolidated EBITDA of $60.0 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $15.0 million annually.
     The trailing twelve month consolidated EBITDA and cash on hand at June 30, 2010 were $79.8 million and $12.0 million, respectively.
     If the Company had been unable to secure the June 2009 amendment to the Credit Agreement, so that the total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the fiscal quarter ended June 30, 2010 would have been as follows:
•	a maximum total leverage ratio of 6.50:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.
     At June 30, 2010, the total leverage ratio was 7.71 and the fixed charge coverage ratio was 1.70. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the required total leverage ratio covenant will be 6.50:1 and the required fixed charge coverage ratio covenant will be 1.20:1.
     As of June 30, 2010, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.34%. As of June 30, 2010, the effective interest rate inclusive of the May 2005 Swap was approximately 6.76%.
     Warrants
     Additionally, the Company issued warrants to the lenders with the execution of the amended Credit Agreement that allow the warrant holders to acquire up to 1.25 million shares of the Company’s Class A Common Stock. Each warrant is exercisable to purchase the Company’s underlying Class A Common Stock at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.
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
     At inception, the Company classified $0.8 million of warrants as equity at fair value. The fair value of the warrants was recorded as a debt discount and is amortized as an adjustment to interest expense over the remaining term of the debt using the effective interest method.
     July 2010 Amendment
     On July 23, 2010, the Company entered into the fourth amendment to the Credit Agreement. See Note 12, “Subsequent Event”.
7. Stock Based Compensation
     During the first quarter of 2010, the Company awarded Mr. L. Dickey 160,000 performance-based restricted shares and 160,000 time-vested restricted shares. The fair value on the date of grant for both of these awards was $1.0 million. In addition, during the first quarter of 2010 the Company awarded 120,000 time-vested restricted shares with a fair value on the date of grant of $0.4 million, or $3.15 per share, to certain officers (other than Mr. L. Dickey) of the Company.
     During the second quarter ended June 30, 2010 the Company issued 18,000 time-vested restricted shares of Class A Common Stock to each of the non-employee directors to the Company from Treasury.

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
     During the first quarter of 2010 the Company recorded a credit to non-cash stock compensation of approximately $0.1 million, of which $0.3 million is related to the March 2010 modification of the vesting period associated with the performance-based restricted share award issued in March 2007 to the Company’s Chief Executive Officer, Mr. L. Dickey. In connection with evaluating the accounting treatment for the modification of the restricted shares, the Company identified and recorded an additional $0.3 million credit to stock based compensation expense in the first quarter of 2010 to correct errors occurring in 2008 and 2009. The Company determined that this out-of-period adjustment was not material to the condensed consolidated financial statements for the six months ended June 30, 2010, forecasted annual results for fiscal 2010 or any prior period financial statements.
     For the three and six months ended June 30, 2010, the Company recognized approximately $0.6 million and $0.5 million, respectively, in non-cash stock based compensation expense.
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
     Non-vested restricted shares of Class A common stock awarded contain non-forfeitable dividend rights and are therefore a participating security. The two-class method of computing earnings per share is required for companies with participating securities. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two-class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. Because the Company does not pay dividends, earnings are allocated to each participating security and common share equally. The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Basic Earning Per Share
Numerator:
Undistributed net income	$12,304	$14,074	$12,160	$10,779
Participation rights of unvested restricted stock in undistributed earnings	495	512	444	369

Basic undistributed net income — attributable to common shares	$11,809	$13,562	$11,716	$10,410

Denominator:
Denominator for basic income per common share:
Basic weighted average common shares outstanding	40,327	40,469	40,297	40,445

Basic EPS — attributable to common shares	$0.29	$0.34	$0.29	$0.26

Diluted Earnings Per Share:
Numerator:
Undistributed net income	$12,304	$14,074	$12,160	$10,779
Participation rights of unvested restricted stock in undistributed earnings	482	512	434	369

Basic undistributed net income — attributable to common shares	$11,822	$13,562	$11,726	$10,410

Denominator:
Basic weighted average shares outstanding	40,327	40,469	40,297	40,445
Effect of dilutive options and warrants (1)	1,141	—	957	2

Diluted weighted average shares outstanding	41,468	40,469	41,254	40,447

Diluted EPS — attributable to common shares	$0.29	$0.34	$0.28	$0.26

(1)	For the three and six months ended June 30, 2009, options to purchase 1,955,024 shares of common stock were outstanding but excluded from the EPS calculation because their effect would have been antidilutive. Additionally, for the three months ended June 30, 2009 the Company excluded warrants from the EPS calculations because including the warrants would be antidilutive.
     The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At June 30, 2010, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

June 30,
2010
Restricted shares of Class A Common Stock	1,667,158
Options to purchase Class A Common Stock	899,296
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
     In May 2007, the Company received a request for information and documents from the FCC related to the Company’s sponsorship of identification policies and sponsorship identification practices at certain of its radio stations as requested by the FCC. The Company cooperated with the FCC in this investigation, producing documents and other information requested by the FCC. On July 12, 2010, the FCC notified the Company that it has closed the investigation and is not planning to take any further action regarding the matter at this time.
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
     The Company continues to believe that Qantum’s counterclaim against the Company has no merit; the Company has denied the allegations and is vigorously defending against the counterclaim. However, if the court were to find that the Company did tortiously interfere with Qantum’s contract and that Qantum is entitled to the compensatory damages estimated by its expert as well as punitive damages, the result could have a material adverse effect on the Company’s overall financial condition or results of operations.
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
     On January 21, 2010, Brian Mas, a former employee of Susquehanna Radio Corp., filed a purported class action lawsuit against the Company claiming (i) unlawful failure to pay required overtime wages, (ii) late pay and waiting time penalties, (iii) failure to provide accurate itemized wage statements, (iv) failure to indemnity for necessary expenses and losses, and (v) unfair trade practices under California’s Unfair Competition Act. The plaintiff is requesting restitution, penalties and injunctive relief, and seeks to represent other California employees fulfilling the same job during the immediately preceding four year period. The Company is vigorously defending this lawsuit and has not yet determined what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting such lawsuits and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
10. Restricted Cash
     During 2009, the Company was required to secure the maximum exposure generated by automated clearing house transactions in its operating bank accounts as dictated by the Company’s bank’s internal policies with cash. This action was triggered by an adverse rating as determined by the Company’s bank’s rating system. These funds were moved to a segregated bank account that does not zero balance daily. As of June 30, 2010, the Company’s balance sheet included approximately $0.6 million in restricted cash related to the automated clearing house transactions.
11. Variable Interest Entities
     The Company has an investment in CMP, which it accounts for using the equity method and which the Company has determined to be a VIE that is not subject to consolidation because the Company is not deemed to be the primary beneficiary. The Company cannot make unilateral management decisions affecting the long-term operational results of CMP, as all such decisions require approval by the CMP board of directors. Additionally, one of the other equity holders has the unilateral right to remove the Company as manager of CMP with 30 days notice. As such, the Company concluded that this ability to unilaterally terminate CMP’s management agreement with the Company resulted in a substantive “kick out” right, thereby precluding the Company from being designated as the primary beneficiary with respect to its variable interest in CMP.
     As of June 30, 2010, the Company’s proportionate share of its affiliate losses exceeded its investment in CMP, therefore the Company had no exposure to loss as a result of its investment in CMP as the investment has been written down to zero, nor is it under any contractual obligation to fund losses of CMP. The Company has not provided and does not intend to provide any financial support, guarantees or commitments for or on behalf of CMP. Additionally, the Company’s balance sheet at June 30, 2010 does not include any assets or liabilities related to its variable interest in CMP. See Note 5, “Investment in Affiliate” for further discussion.
12. Subsequent Event
     On July 23, 2010, the Company entered into a fourth amendment to the Credit Agreement. In connection with the amendment, Bank of America, N.A. has resigned as administrative agent and the lenders have agreed to appoint General Electric Capital Corporation as successor administrative agent under the Credit Agreement for all purposes.
     In addition, the July 2010 amendment grants the Company additional flexibility under the Credit Agreement to, among other things, (i) consummate an asset swap of the Company’s radio stations in Canton, Ohio for radio stations in the Ann Arbor, Michigan and Battle Creek, Michigan markets owned by Capstar Radio (and currently operated by the Company pursuant to LMAs); (ii) subject to certain conditions, acquire up to 100% of the equity interests of CMP or two of its subsidiaries, CMP Susquehanna Holdings Corp. or CMP Susquehanna Radio Holdings Corp.; (iii) subject to certain conditions and if necessary in order that certain of CMP’s subsidiaries maintain compliance with applicable debt covenants, make further equity investments in CMP, in an aggregate amount not to exceed $1.0 million; and (iv) enter into sale-leaseback transactions with respect to communications towers that have an aggregate fair market value of no more than $20.0 million, so long as the net proceeds of such transaction are used to repay indebtedness under the Company’s term loan facility.

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
  Overview
     We engage in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. In addition, we, along with three private equity firms, formed CMP, which acquired the radio broadcasting business of Susquehanna in May 2006. As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the fourth largest radio broadcasting company based on net revenues. As of June 30, 2010, directly and through our investment in CMP, we owned or operated 345 stations in 67 United States markets and provided sales and marketing services under local marketing, management and consulting agreements to twelve additional stations. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management, and consulting agreements.
  Liquidity Considerations
     The economic crisis of 2009 reduced demand for advertising in general and advertising on our radio stations specifically. However, in the first half of 2010, advertising revenues industry wide have begun to improve. In consideration of current and projected market conditions, we expect that overall advertising revenues will continue to grow incrementally throughout the balance of 2010, primarily driven by political spending in the second half of the year.
     We believe that we will continue to be in compliance with all of our debt covenants through at least June 30, 2011, based upon actions we have already taken, which included the June 2009 amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010, and continued scrutiny of all operating expenses associated with our cost containment initiative. We will continue to monitor our revenues and cost structure closely and if revenues do not meet or exceed forecasted growth or if we exceed our planned spending, we may take further actions as needed in an attempt to maintain compliance with our debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, further renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.
     As of June 30, 2010, the effective interest rate on the borrowings under our senior secured credit facilities was approximately 4.34%. As of June 30, 2010, our average cost of debt, including the effects of our derivative positions, was 6.76%. We remain committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations.
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
     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. In the six months ended June 30, 2010 and 2009, trade revenue totaled $8.4 million and $5.5 million, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 89.3% and 88.7% of our total revenues during the six months ended June 30, 2010 and 2009.
     Our revenues vary throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter produced the lowest revenues during the last twelve month period as advertising generally declines following the winter holidays. The second and fourth calendar quarters will likely produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all.
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
  Cumulus Radio Investors, L.P. (“CRI”)
     On April 7, 2010, the Company and Crestview Partners, a $4.0 billion private equity firm with a strong media focus, announced the formation of a strategic investment partnership that intends to invest in radio broadcasting companies that present attractive opportunities for significant long-term capital appreciation.
     Under the partnership arrangement, Crestview will lead an investor group that would invest up to $500.0 million in equity in the partnership, to be called Cumulus Radio Investors, L.P. (“CRI”). Together with debt financing expected to be available through the capital markets, CRI could target acquisitions totaling in excess of $1.0 billion. The Company would provide all management, financial, operational and corporate services to the partnership and its operations pursuant to a management services agreement. The Company would be compensated through management fees as well as incentive compensation based on investment returns. This had no impact to the quarter ended June 30, 2010.
  Results of Operations
     Analysis of the Condensed Consolidated Statements of Operations. The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months
	Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$69,739	$65,962	$3,777	5.7%
Station operating expenses (excluding depreciation, amortization and LMA fees)	40,416	39,232	1,184	3.0%
Depreciation and amortization	2,391	2,817	(426)	-15.1%
LMA fees	364	728	(364)	-50.0%
Corporate general and administrative (including non-cash stock compensation expense)	5,079	3,958	1,121	28.3%
Gain on exchange of assets or stations	—	(7,204)	7,204	-100.0%
Realized loss on derivative instrument	480	—	480	100.0%

Operating income	21,009	26,431	(5,422)	-20.5%
Interest expense, net	(7,313)	(6,204)	(1,109)	17.9%
Other expense, net	(28)	(38)	10	-26.3%
Income tax expense	(1,364)	(6,115)	4,751	-77.7%

Net income	$12,304	$14,074	$(1,770)	-12.6%

OTHER DATA:
Station operating income (1)	$29,323	$26,730	$2,593	9.7%
Station operating income margin (2)	42.0%	40.5%	**	**

	For the Six Months
	Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$126,097	$121,316	$4,781	3.9%
Station operating expenses (excluding depreciation, amortization and LMA fees)	80,343	81,530	(1,187)	-1.5%
Depreciation and amortization	4,908	5,715	(807)	-14.1%
LMA fees	893	1,196	(303)	-25.3%
Corporate general and administrative (including non-cash stock compensation expense)	9,144	10,067	(923)	-9.2%
Gain on exchange of assets or stations	—	(7,204)	7,204	-100.0%
Realized loss on derivative instrument	1,064	—	1,064	100.0%

Operating income	29,745	30,012	(267)	-0.9%
Interest expense, net	(16,142)	(13,941)	(2,201)	15.8%
Other expense, net	(81)	(35)	(46)	131.4%
Income tax expense	(1,362)	(5,257)	3,895	-74.1%

Net income	$12,160	$10,779	$1,381	12.8%

OTHER DATA:
Station operating income (1)	$45,754	$39,786	$5,968	15.0%
Station operating income margin (2)	36.3%	32.8%	**	**
Cash flows related to:
Operating activities	$18,402	$11,960	$6,442	53.9%
Investing activities	(1,224)	(1,192)	(32)	2.7%
Financing activities	(21,374)	(51,389)	30,015	-58.4%
Capital expenditures	(1,190)	(1,206)	16	-1.3%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation corporate general and administrative expenses, gain on exchange of assets or stations, and realized loss on derivative instruments. Station Operating Income is not a measure of performance calculated in accordance with GAAP. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below under “Station Operating Income”.

(2)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.
     Three Months Ended June 30, 2010 versus the Three Months Ended June 30, 2009
     Net Revenues. Net revenues for the three months ended June 30, 2010 increased $3.7 million, or 5.7%, to $69.7 million compared to $66.0 million for the three months ended June 30, 2009, primarily due to an increase in revenue from national accounts, political revenue generated by mid-term congressional elections, and increases in internet related revenues. We believe that incremental growth in advertising revenue for the second half of 2010 will be driven primarily by increases in cyclical political spending.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses for the three months ended June 30, 2010 increased $1.2 million, or 3.0%, to $40.4 million, compared to $39.2 million for the three months ended June 30, 2009, primarily due to normalized employee costs following a prior period companywide one-week furlough, as well as, an increase in trade expenses. These increases were offset by general decreases in other operating expenses across our station platform due to our continued scrutiny of all operating costs. We continue to monitor all of our operating costs and to the extent we are able to identify any additional cost saving measures, we will implement them in an attempt to remain in compliance with current and future debt covenant requirements.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2010 decreased $0.4 million, or 15.1%, to $2.4 million, compared to $2.8 million for the three months ended June 30, 2009, resulting from a decrease in our asset base due to assets becoming fully depreciated, coupled with a decrease in capital expenditures.
     LMA Fees. LMA fees totaled $0.4 million and $0.7 million for the three months ended June 30, 2010 and 2009. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.
     Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate expenses, including non-cash stock compensation expense for the second quarter of 2010 increased $1.1 million, or 28.3%, to $5.1 million compared to $4.0 million in 2009. This change is primarily attributable to a favorable ruling on certain litigation in the prior year that served to reduce the expense by approximately $0.8 million in the second quarter of 2009. The remaining $0.3 million increase is due to normalized employee costs following a prior period companywide one-week furlough.
     Gain on Exchange of Assets or Stations. During the second quarter of 2009 we completed an asset exchange with Clear Channel Communications to exchange five of our radio stations in the Green Bay, Wisconsin market for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with the exchange, we recorded a gain of approximately $7.2 million during the second quarter. We did not complete any similar transactions during the second quarter in the current year.
     Realized Loss on Derivative Instrument. During the three months ended June 30, 2010, we recorded a charge of $0.5 million related to our recording of the fair market value of the Green Bay Option. We entered into the Green Bay Option in conjunction with an asset exchange in the second quarter of 2009; therefore, there is no amount related to the Green Bay Option recorded in the accompanying statements of operations for the three months ended June 30, 2009. The Green Bay Option liability increased primarily due to the continued decline in associated market operating results.
     Interest Expense, net. Interest expense, net of interest income, for the three months ended June 30, 2010 increased $1.1 million, or 17.9%, to $7.3 million compared to $6.2 million for the three months ended June 30, 2009. Interest expense associated with outstanding debt increased by $3.0 million to $6.8 million as compared to $3.8 million in the prior year’s period, primarily due to an increase in interest rates, partially offset by a decrease in the borrowing base due to the repayment of approximately $32.1 million of debt compared to the same period in the prior year. The remaining decrease is primarily attributable to a $1.6 million change in fair value of our interest rate swap and option agreements. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Bank Borrowings — term loan and revolving credit facilities	$6,755	$3,805	$2,950	77.5%
Bank Borrowings yield adjustment — interest rate swap	3,695	3,629	66	1.8%
Change in fair value of interest rate swap agreement	(3,454)	—	(3,454)	100.0%
Change in fair value of interest rate option agreement	—	(1,837)	1,837	-100.0%
Other interest expense	319	616	(297)	-48.2%
Interest income	(2)	(9)	7	-77.8%

Interest expense, net	$7,313	$6,204	$1,109	17.9%

     Income Taxes. We recorded income tax expense of $1.4 million for the three months ended June 30, 2010, compared to an expense of $6.1 million for the three months ended June 30, 2009, the change is primarily due to the impairments of intangibles recorded during the second half of 2009 which decreased our deferred tax liabilities resulting in a corresponding decrease in our quarterly tax provision.
     Station Operating Income. As a result of the factors described above, Station Operating Income for the three months ended June 30, 2010 increased $2.6 million, or 9.7%, to $29.3 million compared to $26.7 million for the three months ended June 30, 2009.
     Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation, corporate general and administrative expenses, the gain on exchange of assets or stations, and the realized loss on derivative instrument. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation, the gain on exchange of assets or stations, and the realized loss on derivative instrument from the measure as they do not represent cash payments for activities related to the operation of the stations.
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
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months
	Ended June 30, 2010		2010 vs 2009
	2010	2009	$ Change	% Change

Operating income	$21,009	$26,431	$(5,422)	-20.5%
Depreciation and amortization	2,391	2,817	(426)	-15.1%
LMA fees	364	728	(364)	-50.0%
Non-cash stock compensation	561	611	(50)	-8.2%
Corporate general and administrative	4,518	3,347	1,171	35.0%
Gain on exchange of assets or stations	—	(7,204)	7,204	-100.0%
Realized loss on derivative instrument	480	—	480	100.0%

Station Operating Income	$29,323	$26,730	$2,593	9.7%

     Six Months Ended June 30, 2010 versus the Six Months Ended June 30, 2009
     Net Revenues. Net revenues for the six months ended June 30, 2010 increased $4.8 million, or 3.9%, to $126.1 million compared to $121.3 million for the six months ended June 30, 2009, primarily due to an increase in revenue from national accounts, political revenue generated by mid-term congressional elections, and increases in internet related revenues. We believe that incremental growth in advertising revenue for the second half of 2010 will be driven primarily by increases in cyclical political spending.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses for the six months ended June 30, 2010 decreased $1.2 million, or 1.5%, to $80.3 million, compared to $81.5 million for the six months ended June 30, 2009 as the result of a $2.7 million decrease in salary related expenses as well as a $1.4 million decrease in other general expenses resulting from our ongoing efforts to contain operating costs. These cost savings were partially offset by an increase in trade expenses. We will continue to monitor all our operating costs and to the extent we are able to identify any additional cost saving measures, we will implement them in an attempt to remain in compliance with current and future debt covenant requirements.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2010 decreased $0.8 million, or 14.1%, to $4.9 million, compared to $5.7 million for the six months ended June 30, 2009, resulting from a decrease in our asset base due to assets becoming fully depreciated coupled with a decrease in capital expenditures.
     LMA Fees. LMA fees totaled $0.9 million and $1.2 million for the six months ended June 30, 2010 and 2009. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.
     Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate expenses, including non-cash stock compensation expense for the six months ended June 30, 2010 decreased $1.0 million, or 9.2%, to $9.1 million compared to $10.1 million in 2009, primarily due to a decrease in corporate expenses associated with our cost containment initiatives, including a $0.2 million reduction in salary expense and a $0.8 million decrease in professional fees.
     Gain on Exchange of Assets or Stations. During the second quarter of 2009 we completed an asset exchange with Clear Channel Communications to exchange five of our radio stations in the Green Bay, Wisconsin market for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with the exchange, we recorded a gain of approximately $7.2 million during the second quarter. We did not complete any similar transactions during the second quarter in the current year.
     Realized Loss on Derivative Instrument. During the six months ended June 30, 2010, we recorded a charge of $1.1 million related to our recording of the fair market value of the Green Bay Option. We entered into the Green Bay Option in conjunction with an asset exchange in the second quarter of 2009; therefore, there is no amount related to the Green Bay Option recorded in the accompanying statements of operations for the six months ended June 30, 2009. The Green Bay Option liability increased primarily due to the continued decline in associated market operating results.
     Interest Expense, net. Interest expense, net of interest income, for the six months ended June 30, 2010 increased $2.2 million, or 15.8%, to $16.1 million compared to $13.9 million for the six months ended June 30, 2009. Interest expense associated with outstanding debt increased by $5.5 million to $13.4 million as compared to $7.9 million in the prior year’s period, primarily due to an increase in interest rates, partially offset by a decrease in the borrowing base due to the repayment of approximately $32.1 million of debt compared to the same period in the prior year. The remaining decrease is primarily attributable to a $4.5 million change in fair value of our interest rate swap and option agreements. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Six Months
	Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Bank Borrowings — term loan and revolving credit facilities	$13,433	$7,920	$5,513	69.6%
Bank Borrowings yield adjustment — interest rate swap	7,434	5,992	1,442	24.1%
Change in fair value of interest rate swap agreement	(5,367)	(3,043)	(2,324)	76.4%
Change in fair value of interest rate option agreement	—	2,208	(2,208)	-100.0%
Other interest expense	646	919	(273)	-29.7%
Interest income	(4)	(55)	51	-92.7%

Interest expense, net	$16,142	$13,941	$2,201	15.8%

     Income Taxes. We recorded income tax expense of $1.4 million for the six months ended June 30, 2010, compared to an expense of $5.3 million for the six months ended June 30, 2009. The change in the effective tax rate during 2010 as compared to 2009 is primarily due to the impact of prior year impairments of intangibles effect on deferred tax assets and liabilities, the impact of the Green Bay Option and the forecasted net income for the current year versus the prior year.
     Station Operating Income. As a result of the factors described above, Station Operating Income for the six months ended June 30, 2010 increased $6.0 million, or 15.0%, to $45.8 million compared to $39.8 million for the six months ended June 30, 2009.
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Six Months
	Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Operating income	$29,745	$30,012	(267)	-0.9%
Depreciation and amortization	4,908	5,715	(807)	-14.1%
LMA fees	893	1,196	(303)	-25.3%
Non-cash stock compensation	460	1,203	(743)	-61.8%
Corporate general and administrative	8,684	8,864	(180)	-2.0%
Gain on exchange of assets or stations	—	(7,204)	7,204	-100.0%
Realized loss on derivative instrument	1,064	—	1,064	100.0%

Station Operating Income	$45,754	$39,786	$5,968	15.0%

Liquidity and Capital Resources
     Historically, our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A Common Stock, and interest and debt service payments.
     Funding needs on a long-term basis will include capital expenditures associated with maintaining our station and corporate operations, implementing HD Radiotm technology and potential future acquisitions. In December 2004, we purchased 240 perpetual licenses from iBiquity, which will enable us to convert to and utilize iBiquity’s HD Radiotm technology on up to 240 of our stations. Under the terms of our original agreement with iBiquity, we agreed to convert certain of our stations over a seven-year period. On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversions, extend the build-out schedule, and increase the license fees to be paid for each converted station. We anticipate that the average cost to convert each station will be between $0.1 million and $0.2 million.
     Our principal sources of funds for these requirements have been cash flow from operations and borrowings under our senior secured credit facilities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process. As discussed further below, borrowings under our senior secured credit facilities are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. In addition, pursuant to the June 2009 amendment to the Credit Agreement, we are required to repay 100% of Excess Cash Flow (as defined in the Credit Agreement) on a quarterly basis beginning September 30, 2009 through December 31, 2010, while maintaining a minimum balance of $7.5 million of cash on hand. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of June 30, 2010, that cash on hand and cash expected to be generated from operating activities and, if necessary, further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations through June 30, 2011. However, given the uncertainty of our markets’ cash flows, pending litigation and the impact of the current economic environment, there can be no assurance that cash generated from operations will be sufficient or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.
  Consideration of Recent Economic Developments
     The economic crisis of 2009 reduced demand for advertising in general and advertising on our radio stations specifically. However, in the first half of 2010, advertising revenues industry wide have begun to rebound. In consideration of current and projected market conditions, we expect that overall advertising revenues will continue to grow throughout the balance of 2010, primarily driven by increases in political spending in the second half of the year. Therefore, in conjunction with the development of the 2010 business plan, we assessed the impact of the current year market developments in a variety of areas, including our forecasted advertising revenues and liquidity. In response to these conditions, we have forecasted maintaining cost reductions achieved in 2009 with no significant increases in 2010.
     While preparing our 2010 business plan, we assessed future covenant compliance under the Credit Agreement, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of the Credit Agreement. We believe we will continue to be in compliance with all of our debt covenants through at least June 30, 2011 based upon actions we have already taken, as well as through additional paydowns of debt we will be required to make during 2010 from existing cash balances and cash flow generated from operations. Further discussion of our debt covenant compliance considerations is included below.
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
  Cash Flows provided by Operating Activities
     For the six months ended June 30, 2010, net cash provided by operating activities increased $6.4 million to $18.4 million from net cash provided by operating activities of $12.0 million for the six months ended June 30, 2009. The increase is primarily attributable to a $6.0 million increase in accounts payable and accrued expenses related to the timing of certain payments. For the six months ended June 30, 2010 and 2009, our working capital was $(15.5) million and $33.9 million, respectively. We have assessed the implications of the working capital deficiency on our current business and determined, based on our financial condition as of June 30, 2010, that cash on hand and cash expected to be generated from operating activities and, if necessary, further financing activities, will be sufficient to satisfy our anticipated working capital needs including short-term debt service payments.
  Cash Flows used in Investing Activities
     For the six months ended June 30, 2010 and 2009, net cash used in investing activities remained flat at $1.2 million.
  Cash Flows used in Financing Activities
     For the six months ended June 30, 2010, net cash used in financing activities decreased $30.0 million to $21.4 million compared to net cash used in financing activities of $51.4 million during the six months ended June 30, 2009. The decrease is primarily due to repayments of borrowings outstanding under our credit facilities.
  Credit Agreement and the June 2009 Amendment
     We experienced revenue declines in late 2008 and throughout 2009 in line with macro industry trends and consistent with our radio peer group, particularly when compared to groups with similar market sizes and portfolio composition. In anticipation of significant revenue declines and in an attempt to mitigate the effect of these declines on profitability, in early 2009 we engaged in an aggressive cost cutting campaign across all of our stations and at corporate headquarters, as well. However, even with these cost containment initiatives in place, our rapidly deteriorating revenue outlook left uncertainty as to whether we would be able to maintain compliance with the covenants in the then-existing Credit Agreement. As an additional measure, in June 2009 we obtained an amendment to the Credit Agreement that, among other things, temporarily suspended certain financial covenants, as further described below.
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
     Borrowings under the term loan facility and revolving credit facility will bear interest, at our option, at a rate equal to LIBOR plus 4.00% or the Alternate Base Rate (currently defined as the higher of the Wall Street Journal’s Prime Rate and the Federal Funds rate plus 0.50%) plus 3.00%. Once we reduce the term loan facility by $25.0 million through mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, borrowings will bear interest, at the our option, at a rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once we reduce the term loan facility by $50.0 million through mandatory prepayments of Excess Cash Flow, as described below, borrowings will bear interest, at our option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
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
  Covenants
     The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the June 2009 amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) have been suspended;

•	during the Covenant Suspension Period, we must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	we are restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	we may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments (except under certain circumstances, pursuant to the July 2010 amendment to the Credit Agreement, described under the caption “—July 2010 Amendment”), during the Covenant Suspension Period (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	we must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.
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
     As discussed above, our covenants for the fiscal quarter ended June 30, 2010, required the following:
•	a minimum trailing twelve month consolidated EBITDA of $60.0 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $15.0 million annually.
     The trailing twelve month consolidated EBITDA and cash on hand for the fiscal quarter ended June 30, 2010, were $79.8 million and $12.0 million, respectively.
     If we had been unable to obtain the June 2009 amendments to the Credit Agreement, such that the original total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants at June 30, 2010, would have been as follows:
•	a maximum total leverage ratio of 6.5:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.
     At June 30, 2010, the total leverage ratio was 7.71 and the fixed charge coverage ratio was 1.70. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.50:1 and the fixed charge coverage ratio covenant will be 1.20:1.
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
     If we were unable to repay our debts when due, including upon an event of default, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Credit Agreement. If the lenders accelerate the maturity of outstanding debt, we may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and we cannot be assured that sufficient assets will remain after we have paid all of the debt. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss.
     As of June 30, 2010, prior to the effect of the forward-starting LIBOR based interest rate swap arrangement entered into in May 2005 (“May 2005 Option”), the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.34%. As of June 30, 2010, the effective interest rate inclusive of the May 2005 Option was approximately 6.76%.
  July 2010 Amendment
     On July 23, 2010, we entered into a fourth amendment to the Credit Agreement. In connection with the amendment, Bank of America, N.A. has resigned as administrative agent and the lenders have agreed to appoint General Electric Capital Corporation as successor administrative agent under the Credit Agreement for all purposes.
     In addition, the July 2010 amendment grants us additional flexibility under the Credit Agreement to, among other things, (i) consummate an asset swap of our radio stations in Canton, Ohio for radio stations in the Ann Arbor, Michigan and Battle Creek, Michigan markets owned by Capstar Radio (and currently operated by us pursuant to LMAs); (ii) subject to certain conditions, acquire up to 100% of the equity interests of CMP or two of its subsidiaries, CMP Susquehanna Holdings Corp. or CMP Susquehanna Radio Holdings Corp.; (iii) subject to certain conditions and if necessary in order that certain of CMP’s subsidiaries maintain compliance with applicable debt covenants, make further equity investments in CMP, in an aggregate amount not to exceed $1.0 million; and (iv) enter into sale-leaseback transactions with respect to communications towers that have an aggregate fair market value of no more than $20.0 million, so long as the net proceeds of such transaction are used to repay indebtedness under our term loan facility.
  Warrants
     We issued warrants to the lenders in connection with the execution of the amendment to the Credit Agreement which allow the holders to acquire up to 1.25 million shares of our Class A Common Stock. Each warrant is exercisable to purchase our underlying Class A Common Stock at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.
  Accounting for the Modification of the Credit Agreement
     The June 2009 amendment to the Credit Agreement was accounted for as a loan modification and accordingly, we did not record a gain or a loss on the transaction. For the revolving credit facility, we wrote off approximately $0.2 million of unamortized deferred financing costs, based on the reduction of capacity. With respect to both debt instruments, we recorded $3.0 million of fees paid directly to the lenders as a debt discount which are amortized as an adjustment to interest expense over the remaining term of the debt.
     We classified the warrants as equity at $0.8 million at fair value at inception. The fair value of the warrants was recorded as a debt discount and is amortized as an adjustment to interest expense over the remaining term of the debt using the effective interest method.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At June 30, 2010, 35.0% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $3.1 million for the six months ended June 30, 2010. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. In May 2005, we also entered into an interest rate option agreement (the “May 2005 Option”) that provided Bank of America, N.A. the right to enter into an underlying swap agreement with us, on terms substantially identical to the May 2005 Swap, for two years, from March 13, 2009 (the end of the term of the May 2005 Swap) through March 13, 2011. The May 2005 Option was exercised on March 11, 2009. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $215.7 million of borrowings outstanding at June 30, 2010 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.1 million for the six months ended June 30, 2010.

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
  Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of June 30, 2010.
     There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
     As previously disclosed, in May 2007, we received a request for information and documents from the FCC related to our sponsorship of identification policies and sponsorship identification practices at certain of our radio stations as requested by the FCC. We cooperated with the FCC in this investigation, producing documents and other information requested by the FCC. On July 12, 2010, the FCC notified us that it has closed the investigation and is not planning to take any further action regarding the matter at this time.
     From time to time we are involved in various legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, our management does not believe, based upon currently available facts, that the ultimate resolution of any such proceedings would have a material adverse effect on our overall financial condition or results of operations.
  Item 1A. Risk Factors
     Please refer to Part I, Item 1A, “Risk Factors”, in our annual report on Form 10-K for the year ended December 31, 2009, for information regarding factors that could affect our results of operations, financial condition and liquidity.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the three months ended June 30, 2010, we did not purchase any shares of our Class A Common Stock. As of June 30, 2010, we had authority to repurchase an additional $68.3 million of our Class A Common Stock.
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

CUMULUS MEDIA INC.
Date: July 30, 2010	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.