Form 10-Q
period 2010-09-30
CUMULUS MEDIA INC
filed 2010-11-01
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010.

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 26, 2010, the registrant had 42,030,355 outstanding shares of common stock consisting of (i) 35,576,293 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$12,565	$16,224
Restricted cash	604	789
Accounts receivable, less allowance for doubtful accounts of $1,132 and $1,166, in 2010 and 2009, respectively	38,065	37,504
Trade receivable	4,012	5,488
Prepaid expenses and other current assets	5,612	4,709

Total current assets	60,858	64,714
Property and equipment, net	41,730	46,981
Intangible assets, net	161,623	161,380
Goodwill	56,121	56,121
Other assets	3,735	4,868

Total assets	$324,067	$334,064

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$16,696	$13,635
Trade payable	3,971	5,534
Current portion of derivative instrument	7,294	—
Current portion of long-term debt	35,404	49,026

Total current liabilities	63,365	68,195
Long-term debt	568,153	584,482
Other liabilities	18,011	32,598
Deferred income taxes	23,789	21,301

Total liabilities	673,318	706,576

Stockholders’ Deficit:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including:
250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, shares designated at stated value $1,000 per share; 0 shares issued and outstanding in both 2010 and 2009 and 12,000 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding in both 2010 and 2009	—	—
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 59,572,592 shares issued, 35,576,293 and 35,162,511 shares outstanding in 2010 and 2009, respectively	596	596
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2010 and 2009	58	58
Class C common stock, par value $0.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2010 and 2009	6	6
Treasury stock, at cost, 24,027,620 and 24,410,081 shares in 2010 and 2009, respectively	(256,632)	(261,382)
Additional paid-in-capital	963,565	966,945
Accumulated deficit	(1,056,844)	(1,078,735)

Total stockholders’ deficit	(349,251)	(372,512)

Total liabilities and stockholders’ deficit	$324,067	$334,064

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Broadcast revenues	$66,434	$64,127	$190,531	$183,443
Management fee from affiliate	1,021	1,000	3,021	3,000

Net revenues	67,455	65,127	193,552	186,443
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	40,486	40,159	120,829	121,690
Depreciation and amortization	2,222	2,650	7,130	8,365
LMA fees	607	595	1,500	1,792
Corporate general and administrative (including non-cash stock compensation of $556, $850, $1,015, and $2,053 respectively)	4,680	5,676	13,824	15,741
Gain on exchange of assets or stations	—	—	—	(7,204)
Realized loss on derivative instrument	746	3,016	1,810	3,016
Impairment of goodwill and intangible assets	—	173,085	—	173,085

Total operating expenses	48,741	225,181	145,093	316,485

Operating income (loss)	18,714	(160,054)	48,459	(130,042)

Non-operating income (loss):
Interest expense	(7,588)	(11,052)	(23,734)	(25,048)
Interest income	2	3	6	58
Other expense, net	(6)	(121)	(87)	(156)

Total non-operating expense, net	(7,592)	(11,170)	(23,815)	(25,146)

Income (loss) before income taxes	11,122	(171,224)	24,644	(155,188)
Income tax (expense) benefit	(1,391)	27,233	(2,753)	21,976

Net income (loss)	$9,731	$(143,991)	$21,891	$(133,212)

Basic and diluted income per common share:
Basic income (loss) per common share (See Note 8, “Earnings Per Share”)	$0.23	$(3.56)	$0.52	$(3.29)

Diluted income (loss) per common share (See Note 8, “Earnings Per Share”)	$0.23	$(3.56)	$0.51	$(3.29)

Weighted average basic common shares outstanding (See Note 8, “Earnings Per Share”)	40,371,659	40,405,969	40,322,079	40,431,849

Weighted average diluted common shares outstanding (See Note 8, “Earnings Per Share”)	41,466,480	40,405,969	41,241,895	40,431,849

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September
	2010	2009
Cash flows from operating activities:
Net income (loss)	$21,891	$(133,212)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,130	8,365
Amortization of debt issuance costs/discounts	919	775
Amortization of derivative gain	—	(828)
Provision for doubtful accounts	922	1,856
Loss on sale of assets or stations	82	(29)
Gain on exchange of assets or stations	—	(7,204)
Fair value adjustment of derivative instruments	(6,536)	2,151
Impairment of goodwill and intangible assets	—	173,085
Deferred income taxes	2,488	(22,351)
Non-cash stock compensation	1,016	2,053
Changes in assets and liabilities:
Restricted cash	185	(789)
Accounts receivable	(1,449)	2,650
Trade receivable	1,442	187
Prepaid expenses and other current assets	(903)	(3,038)
Accounts payable and accrued expenses	3,023	(1,595)
Trade payable	(1,528)	(8)
Other assets	818	84
Other liabilities	(216)	(938)

Net cash provided by operating activities	29,284	21,214
Cash flows from investing activities:
Proceeds from sale of assets or radio stations	196	91
Purchase of intangible assets	(230)	—
Capital expenditures	(2,127)	(1,872)

Net cash used in investing activities	(2,161)	(1,781)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(30,353)	(49,956)
Tax withholding paid on behalf of employees	(184)	(95)
Payments made to creditors pursuant to debt amendment	(245)	(3,000)
Payments for repurchase of common stock	—	(193)

Net cash used in financing activities	(30,782)	(53,244)
Decrease in cash and cash equivalents	(3,659)	(33,811)
Cash and cash equivalents at beginning of period	16,224	53,003

Cash and cash equivalents at end of period	$12,565	$19,192

Supplemental disclosures of cash flow information:
Interest paid	$20,420	$17,577
Income taxes paid	259	340
Trade revenue	12,435	8,676
Trade expense	12,259	8,627
See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Data and Basis of Presentation
Interim Financial Data
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (“Company”) and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2010.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Recent Accounting Pronouncements
     ASU 2009-17. In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”) which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach primarily focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb the losses of the entity or (2) the right to receive the benefits from the entity. ASU No. 2009-17 also requires additional disclosure about a reporting entity’s involvement in a VIE, as well as any significant changes in risk exposure due to that involvement. ASU No. 2009-17 is effective for annual and interim periods beginning after November 15, 2009. The adoption of ASU No. 2009-07 required the Company to make additional disclosures but did not have a material impact on the Company’s financial position, results of operations and cash flows. See Note 11, “Variable Interest Entities”, for further discussion.
     ASU 2010-06. The FASB issued ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted the portions of this update which became effective January 1, 2010, for its financial statements as of that date. See Note 4, “Fair Value Measurements”.
2. Acquisitions and Dispositions
     2010 Acquisitions
     The Company did not complete any material acquisitions or dispositions during the nine months ended September 30, 2010.

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

May 2005 Swap
     In May 2005, the Company entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap. The May 2005 Swap expired on March 13, 2009, in accordance with the terms of the original agreement. Accordingly, for the three and nine months ended September 30, 2010 and the three months ended September 30, 2009, the Company did not record any interest expense related to the May 2005 Swap. For the nine months ended September 30, 2009 the Company reported $3.0 million income in interest expense related to the change in fair value.
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
     The May 2005 Option was exercised on March 11, 2009. This instrument has not been highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company has deemed it speculative, and has accounted for changes in the May 2005 Option’s value as a current element of interest expense. The balance sheets as of September 30, 2010 and December 31, 2009 reflect current liabilities of $7.3 million and other long-term liabilities of $15.6 million, respectively, to include the fair value of the May 2005 Option. The Company reported $3.0 million and $8.3 million in interest expense during the three and nine months ended September 30, 2010, respectively. Additionally, for the three and nine months ended September 30, 2009 the Company reported $0.03 million in interest income and $2.2 million in interest expense, respectively.
     In the event of a default under the Credit Agreement, or a default under any derivative contract, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. The Company does not utilize financial instruments for trading or other speculative purposes.
     The Company’s financial instrument counterparties are high-quality investments or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at September 30, 2010 was not significant to the Company.
Green Bay Option
     On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows it to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation.
     The following table sets forth the location and fair value amounts of derivatives in the consolidated balance sheets:
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Consolidated Balance Sheets (dollars in thousands)

	Balance Sheet	Fair Value
	Location	September 30, 2010	December 31, 2009

Derivative not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$7,883	$6,073
Interest rate swap — option	Other current liabilities	7,294	—
Interest rate swap — option	Other long-term liabilities	—	15,639

	Total	$15,177	$21,712

     The location and fair value amounts of derivatives in the condensed consolidated statements of operations are shown in the following table:

		Amount of Income (Expense)
		Recognized on Derivatives
Derivative	Statement of Operations	For the Three Months	For the Nine Months
Instruments	Location	Ended September 30, 2010	Ended September 30, 2010

Green Bay Option	Realized loss on derivative instrument	$(746)	$(1,810)
Interest rate swap — option	Interest income	2,979	8,346

	Total	$2,233	$6,536

4.	Fair Value Measurements

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

     Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 were as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Liabilities:
Other current liabilities
Interest rate swap (1)	$7,294	$—	$7,294	$—
Other long-term liabilities
Green Bay option (2)	7,883	—	—	7,883

Total liabilities	$15,177	$—	$7,294	$7,883

(1)	The Company’s derivative financial instruments consist solely of an interest rate swap in which the Company pays a fixed rate and receives a variable interest rate. The fair value of the Company’s interest rate swap is determined based on the present value of future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the Company’s own credit risk.

(2)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.
     To estimate the fair value of the interest rate swap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:

	Fixed		Floating
•	discount cash flow range of 0.99% - 1.00%;	•	discount cash flow range of 0.99% - 1.00%;

•	interest rate of 3.93%; and	•	interest rate range of 0.26% - 0.32%; and

•	credit spread of 4.85%.	•	credit spread of 4.85%.
     The Company reported $0.7 million and $1.8 million for the three and nine months ended September 30, 2010, respectively, in realized loss on derivative instruments within the income statement related to the fair value adjustment, representing the change in the fair value of the Green Bay Option.
     The reconciliation below contains the components of the change in fair value associated with the Green Bay Option as of September 30, 2010 (dollars in thousands):

Description	Green Bay Option

Fair value balance at December 31, 2009	$6,073
Add: Mark to market fair value adjustment	1,810

Fair value balance at September 30, 2010	$7,883

     To estimate the fair value of the Green Bay Option, the Company used a Black-Scholes valuation model. The significant inputs for the valuation model include the following:
•	total term of 2.92 years;

•	volatility rate of 32.0%;

•	dividend annual rate of 0.0%;

•	discount rate of 0.65%; and

•	market value of Green Bay of $8.5 million.
     The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments.
     The following table shows the gross amount and fair value of the Company’s term loan:

	September 30, 2010	December 31, 2009

Carrying value of term loan	$606,537	$636,890
Fair value of term loan	$548,420	$538,604
     To estimate the fair value of the term loan, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:
•	discount cash flow rate of 7.76%;

•	interest rate of 0.26%; and

•	credit spread of 4.85%.
5. Investment in Affiliate
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

	Nine Months Ended September 30,
	2010	2009

Income Statement Data:
Revenues	$140,028	$129,223
Operating expenses	91,994	296,665
Net income (loss)	20,442	(83,693)
Balance Sheet Data:
Assets	469,916	487,047
Liabilities	885,800	958,026
Shareholders’ deficit	(415,884)	(470,979)
     The Company’s investment in CMP is accounted for under the equity method of accounting. At September 30, 2010, the Company’s proportionate share of its affiliate losses exceeded its investment in CMP. In addition, the Company has no contractual obligation to fund the losses of CMP. As a result, the Company has no exposure to loss as a result of its involvement in CMP.
     Concurrent with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1.0% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. For the three and nine months ended September 30, 2010 and 2009, the Company recorded as net revenues approximately $1.0 million and $3.0 million, respectively, in management fees from CMP.

6. Long-Term Debt
     The Company’s long-term debt consisted of the following at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009

Term loan	$606,537	$637,321
Less: Debt discount	(2,980)	(3,813)
Less: Current portion of long-term debt	(35,404)	(49,026)

	$568,153	$584,482

Senior Secured Credit Facilities
June 2009 Amendment
     On June 29, 2009, the Company entered into the third amendment to the credit agreement (the “June 2009 amendment”), with Bank of America, N.A., as administrative agent, and the lenders party thereto, governing the Company’s senior secured credit facilities (as amended to date, the “Credit Agreement”).
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
     Borrowings under the term loan facility and revolving credit facility bore interest, at the Company’s option, at a rate equal to LIBOR plus 4.0% or the Alternate Base Rate (currently defined as the higher of the Wall Street Journal’s Prime Rate and the Federal Funds rate plus 0.50%) plus 3.0%. In July 2010, the Company’s aggregate principal payments made to date in accordance with the Company’s obligation to make mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, exceeded $25.0 million which triggered a reduction in the Company’s interest rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once the Company reduces the term loan facility by an aggregate of $50.0 million through further mandatory prepayments of Excess Cash Flow, as described below, the revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
     In connection with the June 2009 amendment, the Company made a voluntary prepayment in the amount of $32.5 million. The Company is also required to make quarterly mandatory prepayments of 100% of Excess Cash Flow through December 31, 2010 (while maintaining a minimum balance of $7.5 million of cash on hand), before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on the Company’s leverage, beginning in 2011. The Company has included approximately $29.1 million of long term debt, as current, which represents the estimated Excess Cash Flow payments over the next 12 months in accordance with the terms of the Credit Agreement. Certain other mandatory prepayments of the term loan facility would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.

Covenants
     The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the June 2009 amendment, except as follows:
•	the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”), were suspended;

•	during the Covenant Suspension Period, the Company must: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for the fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	the Company is restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	the Company may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments (except under certain circumstances, pursuant to the July 2010 amendment to the Credit Agreement, as described below), during the Covenant Suspension Period (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	the Company must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.
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
     As discussed above, the Company’s covenants for the fiscal quarter ended September 30, 2010 required the following:
•	a minimum trailing twelve month consolidated EBITDA of $64.0 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $15.0 million annually.
     The trailing twelve month consolidated EBITDA and cash on hand at September 30, 2010 were $81.7 million and $12.6 million, respectively.
     If the Company had been unable to secure the June 2009 amendment to the Credit Agreement, so that the total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the fiscal quarter ended September 30, 2010 would have been as follows:
•	a maximum total leverage ratio of 6.50:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.
     At September 30, 2010, the total leverage ratio was 7.42 and the fixed charge coverage ratio was 1.89. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the required total leverage ratio covenant will be 6.50:1 and the required fixed charge coverage ratio covenant will be 1.20:1.
     As of September 30, 2010, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.0%. As of September 30, 2010, the effective interest rate inclusive of the May 2005 Swap was approximately 6.8%.

July 2010 Amendment
     On July 23, 2010, the Company entered into an amendment to the Credit Agreement (the “July 2010 amendment”). In connection with the July 2010 amendment, Bank of America, N.A. resigned as administrative agent and the lenders appointed General Electric Capital Corporation as successor administrative agent under the Credit Agreement for all purposes.
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
     In conjunction with the July 2010 amendment the Company capitalized approximately $0.2 million in fees paid directly to the lenders.
Warrants
     The Company issued warrants to the lenders in connection with the execution of the June 2009 amendment to the Credit Agreement that allow the warrant holders to acquire up to 1.25 million shares of the Company’s Class A Common Stock. Each warrant is exercisable to purchase the Company’s underlying Class A Common Stock at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.
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
     During the second quarter of 2010 the Company issued 6,000 time-vested restricted shares of Class A Common Stock to each of the non-employee directors to the Company from Treasury.
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
     During the first quarter of 2010 the Company recorded a credit to non-cash stock compensation of approximately $0.1 million, of which $0.3 million is related to the March 2010 modification of the vesting period associated with the performance-based restricted share award issued in March 2007 to the Company’s Chief Executive Officer, Mr. L. Dickey. In connection with evaluating the accounting treatment for the modification of the restricted shares, the Company identified and recorded an additional $0.3 million credit to stock based compensation expense in the first quarter of 2010 to correct errors occurring in 2008 and 2009. The Company determined that this out-of-period adjustment was not material to the condensed consolidated financial statements for the nine months ended September 30, 2010, forecasted annual results for fiscal 2010 or any prior period financial statements.
     For the three and nine months ended September 30, 2010, the Company recognized approximately $0.6 million and $1.0 million, respectively, in non-cash stock based compensation expense.
8. Earnings per Share (“EPS”)
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
     Non-vested restricted shares of Class A common stock awarded contain non-forfeitable dividend rights and are therefore a participating security. The two-class method of computing earnings per share is required for companies with participating securities. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two-class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. Because the Company does not pay dividends, earnings are allocated to each participating security and common share equally. The following table sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic Earnings Per Share
Numerator:
Undistributed net income (loss)	$9,731	$(143,991)	$21,891	$(133,212)
Participation rights of unvested restricted stock in undistributed earnings	385	—	822	—

Basic undistributed net income (loss) — attributable to common shares	$9,346	$(143,991)	$21,069	$(133,212)

Denominator:
Denominator for basic income (loss) per common share:
Basic weighted average common shares outstanding	40,372	40,406	40,322	40,432

Basic EPS — attributable to common shares	$0.23	$(3.56)	$0.52	$(3.29)

Diluted Earnings Per Share:
Numerator:
Undistributed net income (loss)	$9,731	$(143,991)	$21,891	$(133,212)
Participation rights of unvested restricted stock in undistributed earnings	378	—	806	—

Basic undistributed net income (loss) — attributable to common shares	$9,353	$(143,991)	$21,085	$(133,212)

Denominator:
Basic weighted average shares outstanding	40,372	40,406	40,322	40,432
Effect of dilutive options and warrants (1)	658	—	824	—

Diluted weighted average shares outstanding	41,030	40,406	41,146	40,432

Diluted EPS — attributable to common shares	$0.23	$(3.56)	$0.51	$(3.29)

(1)	For the three and nine months ended September 30, 2009, options to purchase 925,504 shares of common stock were outstanding but excluded from the EPS calculation because their effect would have been antidilutive. Additionally, for the three and nine months ended September 30, 2009, the Company excluded warrants from the EPS calculations because including the warrants would be antidilutive.
     The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At September 30, 2010, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

September 30, 2010
Restricted shares of Class A Common Stock	1,650,833
Options to purchase Class A Common Stock	860,152
9. Commitments and Contingencies
     There are two major radio station rating services available to the radio broadcast industry. Prior to November 2008, the Company utilized Arbitron as its primary source of ratings information for its radio markets, and had a five-year agreement with Arbitron under which it received programming rating materials in a majority of its markets. On November 7, 2008, however, the Company entered into an agreement with Nielsen pursuant to which Nielsen would rate certain of the Company’s radio markets as coverages for such markets until the Arbitron agreement expired in April 2009. The Company forfeited its rights under the agreement with Arbitron as of December 31, 2008, and Arbitron was paid in accordance with the agreement through April 2009. Nielsen began efforts to implement its rating service for 51 of the Company’s radio markets in January 2009, and such implementation was completed in 2009.
     The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

     In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which enable it to convert to and utilize digital broadcasting technology on 240 of its stations. Under the terms of the agreement, the Company committed to convert the 240 stations over a seven year period. The Company negotiated an amendment to the Company’s agreement with iBiquity to reduce the number of planned conversions commissions, extend the build-out schedule, and increase the license fees for each converted station. The conversion of original stations to the digital technology will require an investment in certain capital equipment over the next six years. Management estimates its investment will be between $0.1 million and $0.2 million per station converted.
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

10. Restricted Cash
     During 2009, the Company was required to secure the maximum exposure generated by automated clearing house transactions in its operating bank accounts as dictated by the Company’s bank’s internal policies with cash. This action was triggered by an adverse rating as determined by the Company’s bank’s rating system. These funds were moved to a segregated bank account that does not zero balance daily. As of September 30, 2010, the Company’s balance sheet included approximately $0.6 million in restricted cash related to the automated clearing house transactions.
11. Variable Interest Entities
     The Company has an investment in CMP, which the Company accounts for using the equity method and which the Company has determined to be a VIE that is not subject to consolidation because the Company is not deemed to be the primary beneficiary. The Company cannot make unilateral management decisions affecting the long-term operational results of CMP, as all such decisions require approval by the CMP board of director. Additionally, one of the other equity holders has the unilateral right to remove the Company as manager of CMP with 30 days’ notice. The Company concluded that this ability to unilaterally terminate CMP’s management agreement with the Company resulted in a substantive “kick out” right, thereby precluding the Company from being designated as the primary beneficiary with respect to its variable interest in CMP.
     As of September 30, 2010, the Company’s proportionate share of its affiliate losses exceeded its investment in CMP. In addition, the Company has no contractual obligation to fund the losses of CMP. As a result, the Company had no exposure to loss as a result of its investment in CMP. The Company has not provided and does not intend to provide any financial support, guarantees or commitments for or on behalf of CMP. Additionally, the Company’s balance sheet at September 30, 2010 does not include any assets or liabilities related to its variable interest in CMP. See Note 5, “Investment in Affiliate” for further discussion.
12. Intangible Assets and Goodwill
     The following tables present the changes in goodwill and intangible assets as of September 30, 2010 and December 31, 2009 (in thousands):

	Indefinite Lived	Definite Lived	Total

Intangible Assets:
Balance as of December 31, 2008	$325,131	$3	$325,134

Acquisition	15,353	841	16,194
Disposition	(7,471)	—	(7,471)
Amortization	—	(265)	(265)
Impairment	(172,212)	—	(172,212)

Balance as of December 31, 2009	$160,801	$579	$161,380

Acquisition	230	—	230
Amortization	—	(124)	(124)
Reclassifications	137	—	137

Balance as of September 30, 2010	$161,168	$455	$161,623

	2010	2009

Balance as of January 1:
Goodwill	$285,820	$287,609
Accumulated impairment losses	(229,699)	(228,719)

Subtotal	56,121	58,890
Goodwill acquired during the year	—	1,600
Goodwill related to sale of business unit	—	(906)
Impairment losses	—	(1,757)
Balance as of September 30:
Goodwill	285,820	288,303
Accumulated impairment losses	(229,699)	(230,476)

Total	$56,121	$57,827

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
     The assumptions used in estimating the fair values of reporting units were based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
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
Impact of Economic Environment on the 2009 Impairment Analysis
     The economic crisis of 2009 reduced demand for advertising in general, including advertising on the Company’s radio stations. As such, revenue projections for the industry were down, which impacted the Company’s calculation by virtue of reducing the Company’s future cash flows, resulting in a proportionate reduction in the Company’s discounted cash-flow valuation. Likewise, the combination of a decline in current revenues and future projected revenues coupled with frozen capital markets contributed significantly to a decline in deals to acquire or sell companies within the industry, the result of which was a compression in the multiples on the radio station transactions that were completed in the prior year. In the aggregate, the economic developments resulted in significant downward pressures on valuations across the radio industry as a whole. Therefore, as a company that has experienced significant synthetic growth at historically greater multiples than those currently utilized in the Company’s valuation model, the Company experienced relatively large write-downs in 2009 associated with its impairment calculation.
13. Related Party
     During the third quarter of 2010, the Company entered into a management agreement with DM Luxury, LLC, the country’s largest city magazine publisher which publishes 26 titles in twelve major U.S. markets. The Company will provide back office shared services, such as finance, accounting, treasury, internal audit, use of corporate headquarters, legal, human resources, risk management and information technology for an annual management fee of $0.5 million. The Company determined that DM Luxury, LLC was a related party as a result of the Company’s Chairman and Chief Executive Officer’s ownership interest in Dickey Publishing, Inc. and Dickey Media Investments, LLC, which together own 50.0% of DM Luxury, LLC, with Macquarie Capital (USA), Inc. owning the remaining 50.0% of DM Luxury, LLC. The Company does not have an equity interest in DM Luxury, LLC and recorded $0.0 million of revenues during the three and nine months ended September 30, 2010.

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
Overview
     We engage in the acquisition, operation, and development of commercial radio stations in mid-size radio markets in the United States. In addition, we, along with three private equity firms, formed CMP, which acquired the radio broadcasting business of Susquehanna in May 2006. As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the fourth largest radio broadcasting company based on net revenues. As of September 30, 2010, directly and through our investment in CMP, we owned or operated 343 stations in 68 United States markets and provided sales and marketing services under local marketing, management and consulting agreements to twelve additional stations. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management, and consulting agreements.
Liquidity Considerations
     While preparing our 2010 business plan, we assessed future covenant compliance under the Credit Agreement, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of the Credit Agreement. We believe we will continue to be in compliance with all of our debt covenants through at least September 30, 2011, based upon actions we have already taken, which included the June 2009 amendment to the Credit Agreement, the purpose of which was to provide certain covenant relief in 2009 and 2010, and continued scrutiny of all operating expenses associated with our cost containment initiative. We will continue to monitor our revenues and cost structure closely and if revenues do not meet or exceed forecasted growth or if we exceed our planned spending, we may take further actions as needed in an attempt to maintain compliance with our debt covenants under the Credit Agreement. The actions may include the implementation of additional operational efficiencies, further renegotiation of major vendor contracts, deferral of capital expenditures, and sales of non-strategic assets.
     As of September 30, 2010, the effective interest rate on the borrowings under our senior secured credit facilities was approximately 4.0%. As of September 30, 2010, our average cost of debt, including the effects of our derivative positions, was 6.8%. We remain committed to maintaining manageable debt levels, which will continue to improve our ability to generate cash flow from operations.
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

     The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 83.0% and 87.9% of our total revenues during the nine months ended September 30, 2010 and 2009, respectively.
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
     Under the partnership arrangement, Crestview will lead an investor group that would invest up to $500.0 million in equity in the partnership, to be called Cumulus Radio Investors, L.P. (“CRI”). Together with debt financing expected to be available through the capital markets, CRI could target acquisitions totaling in excess of $1.0 billion. The Company would provide all management, financial, operational and corporate services to the partnership and its operations pursuant to a management services agreement. The Company would be compensated through management fees as well as incentive compensation based on investment returns. This had no impact on the three or nine months ended September 30, 2010.

Results of Operations
     Analysis of the Condensed Consolidated Statements of Operations. The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months
	Ended September 30,		2010 vs 2009
	2010	2009	$ Change	% Change
STATEMENT OF OPERATIONS DATA:
Net revenues	$67,455	$65,127	$2,328	3.6%
Station operating expenses (excluding depreciation, amortization and LMA fees)	40,486	40,159	327	0.8%
Depreciation and amortization	2,222	2,650	(428)	-16.2%
LMA fees	607	595	12	2.0%
Corporate general and administrative (including non-cash stock compensation expense)	4,680	5,676	(996)	-17.5%
Realized loss on derivative instrument	746	3,016	(2,270)	-75.3%
Impairment of goodwill and intangible assets	—	173,085	(173,085)	-100.0%

Operating income (loss)	18,714	(160,054)	178,768	-111.7%
Interest expense, net	(7,586)	(11,049)	3,463	-31.3%
Other expense, net	(6)	(121)	115	-95.0%
Income tax (expense) benefit	(1,391)	27,233	(28,624)	-105.1%

Net income (loss)	$9,731	$(143,991)	$153,722	-106.8%

OTHER DATA:
Station operating income (1)	$26,969	$24,968	$2,001	8.0%
Station operating income margin (2)	40.0%	38.3%	* *	* *

	For the Nine Months
	Ended September 30,		2010 vs 2009
	2010	2009	$ Change	% Change
STATEMENT OF OPERATIONS DATA:
Net revenues	$193,552	$186,443	$7,109	3.8%
Station operating expenses (excluding depreciation, amortization and LMA fees)	120,829	121,690	(861)	-0.7%
Depreciation and amortization	7,130	8,365	(1,235)	-14.8%
LMA fees	1,500	1,792	(292)	-16.3%
Corporate general and administrative (including non-cash stock compensation expense)	13,824	15,741	(1,917)	-12.2%
Gain on exchange of assets or stations	—	(7,204)	7,204	-100.0%
Realized loss on derivative instrument	1,810	3,016	(1,206)	-40.0%
Impairment of goodwill and intangible assets	—	173,085	(173,085)	-100.0%

Operating income (loss)	48,459	(130,042)	178,501	-137.3%
Interest expense, net	(23,728)	(24,990)	1,262	-5.1%
Other expense, net	(87)	(156)	69	-44.2%
Income tax (expense) benefit	(2,753)	21,976	(24,729)	-112.5%

Net income (loss)	$21,891	$(133,212)	$155,103	-116.4%

OTHER DATA:
Station operating income (1)	$72,723	$64,753	$7,970	12.3%
Station operating income margin (2)	37.6%	34.7%	* *	* *
Cash flows related to:
Operating activities	$29,284	$21,214	$8,070	38.0%
Investing activities	(2,161)	(1,781)	(380)	21.3%
Financing activities	(30,782)	(53,244)	22,462	-42.2%
Capital expenditures	(2,127)	(1,872)	(255)	13.6%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation corporate general and administrative expenses, gain on exchange of assets or stations, realized loss on derivative instruments and impairment of goodwill and intangible assets. Station Operating Income is not a measure of performance calculated in accordance with GAAP. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below under “Station Operating Income”.

(2)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.
     Three Months Ended September 30, 2010 versus the Three Months Ended September 30, 2009
     Net Revenues. Net revenues for the three months ended September 30, 2010 increased $2.3 million, or 3.6%, to $67.4 million compared to $65.1 million for the three months ended September 30, 2009, primarily due to an increase in revenue from national accounts, political revenue generated by mid-term elections, and increases in internet related revenues. We believe that continued incremental growth in advertising revenue throughout the fourth quarter of 2010 will be driven primarily by increases in national revenue and cyclical political spending.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses for the three months ended September 30, 2010 remained relatively flat increasing only $0.3 million, or 0.8%, to $40.5 million, compared to $40.2 million for the three months ended September 30, 2009.
     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2010 decreased $0.4 million, or 16.2%, to $2.2 million, compared to $2.6 million for the three months ended September 30, 2009, resulting from a decrease in our asset base due to assets becoming fully depreciated.
     LMA Fees. LMA fees totaled $0.6 million for the three months ended September 30, 2010 and 2009, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.
     Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate expenses, including non-cash stock compensation expense for the third quarter of 2010 decreased $1.0 million, or 17.5%, to $4.7 million compared to $5.7 million in 2009. This change is primarily attributable to a $0.7 million decrease in legal and professional fees and a $0.3 million decrease in non cash stock compensation expense.
     Realized Loss on Derivative Instrument. During the three months ended September 30, 2010 and 2009, we recorded a charge of $0.7 million and $3.0 million, respectively, related to our recording of the fair market value of the Green Bay Option. The Green Bay Option liability increased primarily due to the continued decline in associated market operating results.
     Impairment of Goodwill and Intangible Assets. We did not have any impairment during the three months ended September 30, 2010. During the three months ended September 30, 2009 we recorded approximately $173.1 million of charges related to the impairment of goodwill and intangible assets. The impairment loss in connection with our review of broadcasting licenses and goodwill during the third quarter of 2009 was primarily due to a decrease in advertising revenue growth projections for the broadcasting industry.
     Interest Expense, net. Interest expense, net of interest income, for the three months ended September 30, 2010 decreased $3.5 million, or 31.3%, to $7.6 million compared to $11.1 million for the three months ended September 30, 2009. Interest expense associated with outstanding debt decreased by $0.7 million to $6.4 million as compared to $7.1 million in the prior year’s period, primarily due to an increase in interest rates, partially offset by a decrease in the borrowing base due to the repayment of approximately $39.5 million of debt compared to the same period in the prior year. The remaining decrease is primarily attributable to a $2.9 million change in fair value of our interest rate option agreement. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended September 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Bank Borrowings — term loan and revolving credit facilities	$6,433	$7,088	$(655)	-9.2%
Bank Borrowings yield adjustment — interest rate swap	3,647	3,675	(28)	-0.8%
Change in fair value of interest rate option agreement	(2,979)	(30)	(2,949)	9830.0%
Other interest expense	487	319	168	52.7%
Interest income	(2)	(3)	1	-33.3%

Interest expense, net	$7,586	$11,049	$(3,463)	-31.3%

     Income Taxes. We recorded income tax expense of $1.4 million for the three months ended September 30, 2010, compared to an income tax benefit of $27.2 million for the three months ended September 30, 2009. The change is primarily due to the impairments of intangibles recorded during the third quarter of 2009 which decreased our deferred tax liabilities resulting in a corresponding decrease in our quarterly tax provision. There was no impairment during the three months ended September 30, 2010.
     Station Operating Income. As a result of the factors described above, Station Operating Income for the three months ended September 30, 2010 increased $2.0 million, or 8.0%, to $27.0 million compared to $25.0 million for the three months ended September 30, 2009.
     Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation, corporate general and administrative expenses, the realized loss on derivative instrument, and impairment of intangible assets and goodwill. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation, the gain on exchange of assets or stations and the realized loss on derivative instrument, and impairment of goodwill and intangible assets from the measure as they do not represent cash payments for activities related to the operation of the stations.
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

     Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months
	Ended September 30, 2010		2010 vs 2009
	2010	2009	$ Change	% Change

Operating income (loss)	$18,714	$(160,054)	$178,768	-111.7%
Depreciation and amortization	2,222	2,650	(428)	-16.2%
LMA fees	607	595	12	2.0%
Non-cash stock compensation	556	611	(55)	-9.0%
Corporate general and administrative	4,124	5,065	(941)	-18.6%
Realized loss on derivative instrument	746	3,016	(2,270)	-75.3%
Impairment of goodwill and intangible assets	—	173,085	(173,085)	-100.0%

Station Operating Income	$26,969	$24,968	$2,001	8.0%

     Nine Months Ended September 30, 2010 versus the Nine Months Ended September 30, 2009
     Net Revenues. Net revenues for the nine months ended September 30, 2010 increased $7.2 million, or 3.8%, to $193.6 million compared to $186.4 million for the nine months ended September 30, 2009, primarily due to an increase in revenue from national accounts, political revenue generated by mid-term elections, and increases in internet related revenues. We believe that continued incremental growth in advertising revenue throughout the fourth quarter of 2010 will be driven primarily by increases in national revenue and cyclical political spending.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses for the nine months ended September 30, 2010 decreased $0.9 million, or 0.7%, to $120.8 million, compared to $121.7 million for the nine months ended September 30, 2009 as the result of a $1.7 million decrease in salary related expenses as well as a $2.8 million decrease in other general expenses resulting from our ongoing efforts to contain operating costs. These cost savings were partially offset by a $3.6 million increase in trade expenses. We will continue to monitor all our operating costs and to the extent we are able to identify any additional cost saving measures, we will implement them in an attempt to remain in compliance with current and future debt covenant requirements.
     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2010 decreased $1.3 million, or 14.8%, to $7.1 million, compared to $8.4 million for the nine months ended September 30, 2009, resulting from a decrease in our asset base due to assets becoming fully depreciated.
     LMA Fees. LMA fees totaled $1.5 million and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.
     Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate expenses, including non-cash stock compensation expense for the nine months ended September 30, 2010 decreased $1.9 million, or 12.2%, to $13.8 million compared to $15.7 million in 2009. This decrease is primarily due to a $0.6 million decrease in corporate expenses associated with our cost containment initiatives, including a $0.8 million decrease in professional fees and a $0.5 million reduction in salary expense attributable to the severance we paid to our former Chief Financial Officer.
     Gain on Exchange of Assets or Stations. During the second quarter of 2009 we completed an asset exchange with Clear Channel Communications to exchange five of our radio stations in the Green Bay, Wisconsin market for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with the exchange, we recorded a gain of approximately $7.2 million during the second quarter of 2009. We did not complete any similar transactions during the first nine months of the current year.
     Realized Loss on Derivative Instrument. During the nine months ended September 30, 2010 and 2009 we recorded a charge of $1.8 million and $3.0 million, respectively, related to marking the Green Bay Option (“Green Bay Option” or “the Option”) to market.

We entered into the Option in conjunction with the asset exchange in the second quarter of 2009. The Option declined in value primarily due to the continued decline in the market’s operating results.
     Impairment of Goodwill and Intangible Assets. We did not have any impairment during the nine months ended September 30, 2010. During the nine months ended September 30, 2009 we recorded approximately $173.1 million of charges related to the impairment of goodwill and intangible assets. The impairment loss in connection with our review of broadcasting licenses and goodwill during the third quarter of 2009 was primarily due to an increase in the discount rate used, a decrease in station transaction multiples, and a decrease in advertising revenue growth projections for the broadcasting industry. There was no impairment during the nine months ended September 30, 2010.
     Interest Expense, net. Interest expense, net of interest income, for the nine months ended September 30, 2010 decreased $1.3 million, or 5.1%, to $23.7 million compared to $25.0 million for the nine months ended September 30, 2009. While overall interest expense decreased, the interest expense associated with outstanding debt increased by $4.9 million to $19.9 million as compared to $15.0 million in the prior year’s period. This increase was primarily due to an increase in interest rates, partially offset by a decrease in the borrowing base due to the pay-down of approximately $39.5 million of debt compared to the same period in the prior year. Additionally, interest expense increased by $1.4 million related to the yield adjustment on the interest rate swap. These increases were offset by a $7.5 million decrease in the fair value of the interest rate swap/option agreement. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Nine Months
	Ended September 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Bank Borrowings — term loan and revolving credit facilities	$19,866	$15,008	$4,858	32.4%
Bank Borrowings yield adjustment — interest rate swap	11,081	9,667	1,414	14.6%
Change in fair value of interest rate swap agreement	—	(3,043)	3,043	-100.0%
Change in fair value of interest rate option agreement	(8,346)	2,178	(10,524)	-483.2%
Other interest expense	1,133	1,238	(105)	-8.5%
Interest income	(6)	(58)	52	-89.7%

Interest expense, net	$23,728	$24,990	$(1,262)	-5.1%

     Income Taxes. We recorded income tax expense of $2.8 million for the nine months ended September 30, 2010, compared to a benefit of $22.0 million for the nine months ended September 30, 2009. The change in the effective tax rate during 2010 as compared to 2009 is primarily due to the impact of prior year impairments of intangibles on deferred tax assets and liabilities, the impact of the Green Bay Option and the forecasted net income for the current year versus the prior year.
     Station Operating Income. As a result of the factors described above, Station Operating Income for the nine months ended September 30, 2010 increased $7.9 million, or 12.3%, to $72.7 million compared to $64.8 million for the nine months ended September 30, 2009.
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Nine Months
	Ended September 30,		2010 vs 2009
	2010	2009	$ Change	% Change

Operating income (loss)	$48,459	$(130,042)	178,501	-137.3%
Depreciation and amortization	7,130	8,365	(1,235)	-14.8%
LMA fees	1,500	1,792	(292)	-16.3%
Non-cash stock compensation	1,015	2,053	(1,038)	-50.6%
Corporate general and administrative	12,809	13,688	(879)	-6.4%
Gain on exchange of assets or stations	—	(7,204)	7,204	-100.0%
Realized loss on derivative instrument	1,810	3,016	(1,206)	-40.0%
Impairment of goodwill and intangible assets	—	173,085	(173,085)	-100.0%

Station Operating Income	$72,723	$64,753	$7,970	12.3%

     Liquidity and Capital Resources
     Liquidity Considerations
     While preparing our 2010 business plan, we assessed future covenant compliance under the Credit Agreement, including consideration of market uncertainties, as well as the incremental cost that would be required to potentially amend the terms of the Credit Agreement. We believe we will continue to be in compliance with all of our debt covenants through at least September 30, 2011 based upon actions we have already taken, as well as through additional paydowns of debt we will be required to make during 2010 and in the first quarter of 2011 from existing cash balances and cash flow generated from operations. Further discussion of our debt covenant compliance considerations is included below.
     If our revenues were to be significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in the Credit Agreement would become increasingly difficult without remedial measures, such as the implementation of further cost abatement initiatives. If our remedial measures were not successful in maintaining covenant compliance, then we would need to negotiate with our lenders for relief, which relief could result in higher interest expense or other fees or costs. Failure to comply with our financial covenants or other terms of our credit agreements and failure to negotiate relief from our lenders could result in the acceleration of the maturity of all outstanding debt. Under these circumstances, the acceleration of our debt could have a material adverse effect on our business.
     Historically, our principal need for funds has been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A Common Stock, and interest and debt service payments. Funding needs on a long-term basis will include capital expenditures associated with maintaining our station and corporate operations, implementing HD Radiotm technology and potential future acquisitions. In December 2004, we purchased 240 perpetual licenses from iBiquity, which enable us to convert to and utilize iBiquity’s HD Radiotm technology on up to 240 of our stations. Under the terms of our original agreement with iBiquity, we agreed to convert certain of our stations over a seven-year period. On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversions, extend the build-out schedule, and increase the license fees to be paid for each converted station. We anticipate that the average cost to convert each station will be between $0.1 million and $0.2 million.
     Our principal sources of funds for these requirements have been cash flow from operations and borrowings under our senior secured credit facilities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process. As discussed further below, borrowings under our senior secured credit facilities are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. In addition, pursuant to the June 2009 amendment to the Credit Agreement, we are required to repay 100% of Excess Cash Flow (as defined in the Credit Agreement) on a quarterly basis beginning September 30, 2009 through December 31, 2010, while maintaining a minimum balance of $7.5 million of cash on hand. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of September 30, 2010, that cash on hand and cash expected to be generated from operating activities and, if necessary, further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations through September 30, 2011. However, given the uncertainty of our markets’ cash flows, pending litigation and the impact of the current economic environment, there can be no assurance that cash generated from operations will be sufficient or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.
   Cash Flows provided by Operating Activities
     For the nine months ended September 30, 2010, net cash provided by operating activities increased $8.1 million to $29.3 million from net cash provided by operating activities of $21.2 million for the nine months ended September 30, 2009. The increase is primarily attributable to a $4.6 million increase in accounts payable and accrued expenses related to the timing of certain payments. For the nine months ended September 30, 2010 and 2009, our working capital was $(12.5) million and $8.4 million, respectively. We have assessed the implications of the working capital deficiency on our current business and determined, based on our financial condition as of September 30, 2010, that cash on hand and cash expected to be generated from operating activities and, if necessary, further financing activities, will be sufficient to satisfy our anticipated working capital needs including short-term debt service payments.
   Cash Flows used in Investing Activities
     For the nine months ended September 30, 2010, net cash used in investing activities increased $0.4 million to $2.2 million from net cash used in investing activities of $1.8 million for the nine months ended September 30, 2009. This increase was primarily attributable to a $0.2 million increase in the purchase of intangible assets and a $0.3 million increase in capital expenditures, offset by $0.1 million received in proceeds from the sale of assets.
   Cash Flows used in Financing Activities
     For the nine months ended September 30, 2010, net cash used in financing activities decreased $22.4 million to $30.8 million compared to net cash used in financing activities of $53.2 million during the nine months ended September 30, 2009. The decrease is primarily due to repayments of borrowings outstanding under our credit facilities.
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
     Borrowings under the term loan facility and revolving credit facility bore interest, at our option, at a rate equal to LIBOR plus 4.0% or the Alternate Base Rate (currently defined as the higher of the Wall Street Journal’s Prime Rate and the Federal Funds rate plus 0.50%) plus 3.0%. In July 2010, our aggregate principal payments made to date in accordance with our obligation to make mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, exceeded $25.0 million, which triggered a reduction in our interest rate equal to LIBOR plus 3.75% or the Alternate Base Rate plus 2.75%. Once we reduce the term loan facility by an aggregate of $50.0 million through further mandatory prepayments of Excess Cash Flow, as described below, the revolving credit facility will bear interest, at our option, at a rate equal to LIBOR plus 3.25% or the Alternate Base Rate plus 2.25%.
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
     As discussed above, our covenants for the fiscal quarter ended September 30, 2010, required the following:
•	a minimum trailing twelve month consolidated EBITDA of $64.0 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $15.0 million annually.
     The trailing twelve month consolidated EBITDA and cash on hand for the fiscal quarter ended September 30, 2010, were $81.7 million and $12.6 million, respectively.
     If we had been unable to obtain the June 2009 amendments to the Credit Agreement, such that the original total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants at September 30, 2010, would have been as follows:
•	a maximum total leverage ratio of 6.5:1; and

•	a minimum fixed charge coverage ratio of 1.20:1.

     At September 30, 2010, the total leverage ratio was 7.42 and the fixed charge coverage ratio was 1.89. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.50:1 and the fixed charge coverage ratio covenant will be 1.20:1.
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
     As of September 30, 2010, prior to the effect of the forward-starting LIBOR based interest rate swap arrangement entered into in May 2005 (“May 2005 Option”), the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.0%. As of September 30, 2010, the effective interest rate inclusive of the May 2005 Option was approximately 6.8%.
   July 2010 Amendment
     On July 23, 2010, we entered into the July 2010 Amendment to the Credit Agreement. In connection with the amendment, Bank of America, N.A. resigned as administrative agent and the lenders appointed General Electric Capital Corporation as successor administrative agent under the Credit Agreement for all purposes.
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
     In conjunction with the July 2010 amendment the Company capitalized approximately $0.2 million in fees paid directly to the lenders.
   Warrants
     We issued warrants to the lenders in connection with the execution of the June 2009 amendment to the Credit Agreement which allow the holders to acquire up to 1.25 million shares of our Class A Common Stock. Each warrant is exercisable to purchase our underlying Class A Common Stock at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2010, 34.1% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $3.0 million for the nine months ended September 30, 2010. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. In May 2005, we also entered into an interest rate option agreement (the “May 2005 Option”) that provided Bank of America, N.A. the right to enter into an underlying swap agreement with us, on terms substantially identical to the May 2005 Swap, for two years, from March 13, 2009 (the end of the term of the May 2005 Swap) through March 13, 2011. The May 2005 Option was exercised on March 11, 2009. This instrument is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $206.5 million of borrowings outstanding at September 30, 2010 that are not subject to the interest rate swap and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.0 million for the nine months ended September 30, 2010.
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
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of September 30, 2010.
     There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the three months ended September 30, 2010, we did not purchase any shares of our Class A Common Stock. As of September 30, 2010, we had authority to repurchase an additional $68.3 million of our Class A Common Stock.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

10.1	—	Amendment No. 4 to Credit Agreement, dated as of July 23, 2010, among the Company, Bank of America, N.A., as the existing administrative agent, General Electric Capital Corporation, as administrative agent, and the other Lenders signature thereto.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: November 1, 2010	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

10.1	—	Amendment No. 4 to Credit Agreement, dated as of July 23, 2010, among the Company, Bank of America, N.A., as the existing administrative agent, General Electric Capital Corporation, as administrative agent, and the other Lenders signature thereto.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.