Form 10-K
period 2010-12-31
CUMULUS MEDIA INC
filed 2011-03-14
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $49.5 million, based on 18,545,803 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ Global Select Market of $2.67 on that date. As of March 4, 2011, the registrant had outstanding 42,522,783 shares of common stock consisting of (i) 36,068,721 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

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

The term “Station Operating Income” is used in various places in this document. Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation, corporate general and administrative expenses, the gain on exchange of assets or stations, the realized loss on derivative instrument, impairment of intangible assets and goodwill, and costs associated with the terminated transaction. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though it requires a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. We exclude terminated transaction costs due to the temporary nature of such costs. We believe this is important to our investors because it highlights the gross margin generated by our station portfolio. Finally, we exclude non-cash stock compensation, the gain on exchange of assets or stations, the realized loss on derivative instrument, and impairment of intangible assets and goodwill from the measure as they do not represent cash payments for activities related to the operation of the stations.

We believe that Station Operating Income is the most frequently used financial measure in determining the market value of a radio station or group of stations. We have observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in each of the more than 140 radio station acquisitions we have completed since our inception, we have used Station Operating Income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be extremely useful in order to determine the value of our portfolio of stations. We believe that Station Operating Income is the most commonly used financial measure employed by the investment community to compare the performance of radio station operators. Finally, Station Operating Income is one of the measures that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers and our Board of Directors uses it to determine the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing our investors with an analysis of our performance that is consistent with that which is utilized by our management and our Board of Directors.

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

Company Overview

We own and operate FM and AM radio station clusters serving mid-sized markets throughout the United States. Through our investment in Cumulus Media Partners, LLC (“CMP”), described below, we also operate radio station clusters serving large-sized markets throughout the United States. We are the second largest radio broadcasting company in the United States based on the number of stations owned or operated. According to Arbitron’s Market Report and data published by Miller Kaplan, we have assembled market-leading groups or clusters of radio stations that rank first or second in terms of revenue share or audience share in substantially all of our markets. As of December 31, 2010, we owned and/or operated 312 radio stations (including LMAs) in 60 mid-sized United States media markets and operated the 34 radio stations in 9 markets, including San Francisco, Dallas, Houston and Atlanta that are owned by CMP. Under LMAs, we currently provide sales and marketing services for 12 radio stations in the United States in exchange for a management or consulting fee. In summary, we own and operate, directly or through our investment in CMP, a total of 346 stations in 68 United States markets.

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

Among the reasons we have historically focused on such markets is our belief that these markets are characterized by a lower susceptibility to economic downturns. Our belief stems from historical experience that indicates that during recessionary times these markets have tended to be more resilient to economic declines. In addition, these markets, as compared to large markets, are characterized by a higher ratio of local advertisers to national advertisers and a larger number of smaller-dollar customers, both of which lead to lower volatility in the face of changing macroeconomic conditions. We believe that the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, created significant opportunities for growth from the formation of groups of radio stations within these markets. We capitalized on those opportunities to acquire attractive properties at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in those markets and to the greater attention historically given to the larger markets by radio station acquirers. According to the FCC’s records, as of December 31, 2010 there were 9,837 FM and 4,782 AM stations in the United States.

. . . and Our Large-Market Opportunities

Although our historical focus has been on mid-sized radio markets in the United States, we recognize that the large-sized radio markets can provide an attractive combination of scale, stability and opportunity for future growth. According to BIA, these markets typically have per capita and household income, and expected household after-tax effective buying income growth, in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of radio advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. In recognition of this, in October 2005, we announced the formation of CMP a private partnership created by Cumulus and affiliates of Bain Capital Partners LLC (“Bain”), The Blackstone Group (“Blackstone”) and Thomas H. Lee Partners, L.P. (“THL”), and in May 2006 acquired the radio broadcasting business of Susquehanna Pfaltzgraff Co. (“Susquehanna”) for approximately $1.2 billion. The group of CMP stations currently consists of 34 radio stations in 9 markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Louisville, Indianapolis and York, Pennsylvania.

On January 31, 2011, we announced an agreement to acquire all of the outstanding equity interests of CMP that we do not already own, which will result in CMP becoming a wholly owned subsidiary. For further discussion see “— Recent Developments — Acquisition of CMP” and Note 21, “Subsequent Event”, in the notes to the financial statements that accompany this report.

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

Our acquisition strategy is influenced by certain factors including economic conditions, pricing multiples of potential acquisitions and the ability to consummate acquisitions under the terms of the credit agreement governing our senior secured credit facilities (as amended, the “Credit Agreement”).

Operating Overview & Highlights

As we entered 2010, we forecasted that advertising revenue in our markets would have no significant growth through at least the first quarter of the year, with only modest growth in certain categories throughout the remainder of 2010. Our principal focus for potential revenue growth in 2010 was in two key areas, cyclical political advertising and national advertising. Looking back on our results for 2010, our actual experience and results were generally consistent with that forecast.

Throughout 2010, the disruption in our customers’ buying patterns and turbulence in the overall advertising industry, primarily caused by the recent economic recession, generally subsided. By the second half of 2010, we began to see a much more normalized operating cycle, and we began to experience improvements in certain key operating and liquidity metrics as further described below:

•	Our Station Operating Income grew by 14.6% from the prior year, as a result of successfully growing revenues while containing operating costs across our station platform.

•	Improved Station Operating Income enabled us to pay-down approximately $43.1 million of debt under our senior secured credit facilities, which reduced our overall net debt level (total debt less available cash) to $580.9 at December 31, 2010 from $620.6 million at December 31, 2009.

•	The combination of these improved operating results and significant reduction in our debt load enabled us to reduce our Total Leverage Ratio to approximately 6.8 at December 31, 2010 from 8.7 at December 31, 2009.

2010 Amendment to the Credit Agreement

On July 23, 2010, we entered into a fourth amendment to the Credit Agreement (the “July 2010 Amendment”). In connection with the July 2010 Amendment, Bank of America, N.A. resigned as administrative agent and the lenders appointed General Electric Capital Corporation as successor administrative agent under the Credit Agreement for all purposes.

In addition, the July 2010 Amendment grants us additional flexibility under the Credit Agreement to, among other things, (i) consummate an asset swap of our radio stations in Canton, Ohio for radio stations in the Ann Arbor, Michigan and Battle Creek, Michigan markets owned by Capstar Radio Broadcasting Partners, Inc. (“Capstar”) but currently operated by us pursuant to LMAs; (ii) subject to certain conditions, acquire up to 100% of the equity interests of CMP or two of its subsidiaries, CMP Susquehanna Holdings Corp. (“CMPSC”) or CMP Susquehanna Radio Holdings Corp. (“Radio Holdings”); (iii) subject to certain conditions and if necessary in order that certain of CMP’s subsidiaries maintain compliance with applicable debt covenants, make further equity investments in CMP, in an aggregate amount not to exceed $1.0 million; and (iv) enter into sale-leaseback transactions with respect to communications towers that have an aggregate fair market value of no more than $20.0 million, so long as the net proceeds of such transaction are used to repay indebtedness under our term loan facility.

Acquisition of CMP

On January 31, 2011, we signed a definitive agreement to acquire the remaining equity interests of CMP that we do not currently own.

In connection with the acquisition, we expect to issue 9,945,714 shares of our common stock to affiliates of the three private equity firms that collectively own 75.0% of CMP — Bain, Blackstone and THL. Blackstone will receive shares of our Class A common stock and, in accordance with FCC broadcast ownership rules, Bain and THL will receive shares of a new class of our non-voting common stock. We currently own the remaining 25.0% of CMP’s equity interests. In connection with the acquisition, we also intend to acquire all of the outstanding warrants to purchase common stock of a subsidiary of CMP, in exchange for an additional 8,267,968 shares of our common stock.

Based on the closing price of our common stock on January 28, 2011 (the last trading day prior to announcement of the transaction), the implied enterprise value of CMP is approximately $740.0 million, which includes an estimated $660.0 million of CMP net debt and preferred stock as of December 31, 2010. This represents a valuation of approximately 7.8 times CMP’s estimated 2011 Station Operating Income. This transaction will not trigger any change of control provisions in our Credit Agreement or in CMP’s credit agreement or bond indentures.

The transaction is expected to be completed in the second quarter of 2011, and is subject to stockholder and regulatory approvals and other customary conditions. The holders of our shares, representing approximately 54.0% of our voting power, have agreed to vote to approve the share issuances and an amendment to our certificate of incorporation, both of which are required to complete the transaction. In addition, on February 23, 2011, we received an initial order from the FCC approving the transaction. We are currently waiting for the approval to become final.

Acquisition of Citadel Broadcasting Corporation

On March 9, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Citadel Broadcasting Corporation (“Citadel”), Cadet Holding Corporation, a direct wholly owned subsidiary of the Company (“Holdco”), and Cadet Merger Corporation, an indirect, wholly owned subsidiary of the Company (“Merger Sub”).

Pursuant to the Merger Agreement, at the closing, Merger Sub will merge with and into Citadel, with Citadel surviving the merger as an indirect, wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, each outstanding share of common stock and warrant of Citadel will be canceled and converted automatically into the right to receive, at the election of the stockholder (subject to certain limitations set forth in the Merger Agreement), (i) $37.00 in cash, (ii) 8.525 shares of our common stock, or (iii) a combination thereof. Additionally, prior to the Merger, each outstanding unvested option to acquire shares of Citadel common stock issued under Citadel’s equity incentive plan will automatically vest, and all outstanding options will be deemed exercised pursuant to a cashless exercise, with the resulting net Citadel shares eligible to receive the Merger consideration. Holders of unvested restricted shares of Citadel common stock will be eligible to receive the Merger consideration for their shares pursuant to the original vesting schedule of such shares. Elections by Citadel stockholders are subject to adjustment so that the maximum amount of shares of our common stock that may be issuable in the Merger is 151,485,282 and the maximum amount of cash payable by us in the Merger is $1,408,728,600.

In connection with entering into the Merger Agreement, we have obtained commitments for up to $500 million in equity financing and commitments for up to $2.525 billion in senior secured credit facilities and $500 million in senior note bridge financing, the proceeds of which will be used to pay the cash portion of the Merger consideration in the Merger, and to effect a refinancing of the combined entity (the Company, CMP and Citadel). Final terms of the debt financing will be set forth in definitive agreements relating to such indebtedness.

The consummation of the Merger is subject to various customary closing conditions, including (i) approval by Citadel’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (“HSR approval”), (iii) regulatory approval by the Federal Communications Commission, and (iv) the absence of a material adverse effect on Citadel or us.

Completion of the Merger is anticipated to occur by the end of 2011.

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

We believe that we are in a position to generate revenue growth, increase audience and revenue shares within our markets and, by capitalizing on economies of scale and by competing against other media for incremental advertising revenue, increase our Station Operating Income growth rates and margins. Some of our markets are still in the development stage with the potential for substantial growth as we implement our operating strategy. In our more established markets, we believe we have several significant opportunities for growth within our current business model, including growth through maturation of recently reformatted or rebranded stations, and for stations that were already strong performers, through investment upgrades which allow for a larger audience reach.

Acquisitions and Dispositions in 2010

Completed Acquisitions

We did not complete any material acquisitions during the year ended December 31, 2010.

Completed Dispositions

We did not complete any material divestitures during the year ended December 31, 2010.

Acquisition Shelf Registration Statement

We have registered an aggregate of 20,000,000 shares of our Class A Common Stock, pursuant to registration statements on Form S-4, for issuance from time to time in connection with our acquisition of other businesses, properties or securities in business combination transactions utilizing a “shelf” registration process. As of February 28, 2011, we had issued 5,666,553 of the 20,000,000 shares registered in connection with various acquisitions.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. During the past decade, local advertising revenue as a percentage of total radio advertising revenue in a given market has ranged from approximately 72.0% to 87.0% according to the RAB. The trends in radio advertising revenue mirrored the current economic environment over the last three years. In 2010, advertising revenues increased 6.0%, after decreasing 18.0% in 2009 and 9.0% in 2008.

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

We cannot predict how existing or new sources of competition will affect the revenues generated by our stations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, compact discs and iPods. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry in general or our stations in particular.

Advertising Sales

Virtually all of our revenue is generated from the sale of local, regional, and national advertising for broadcast on our radio stations. In 2010, 2009 and 2008, approximately 84.5%, 89.5% and 89.5%, respectively, of our net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers include:

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

Competition

The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon rates it can charge for its advertising, the number of local advertising competitors, and the overall demand for advertising within individual markets. These conditions may fluctuate and are highly susceptible to macroeconomic conditions. Any adverse change in a particular market affecting advertising expenditures or any adverse change in the relative market share of the stations located in a particular market could have a material adverse effect on the revenue of our radio stations located in that market. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.

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

Factors that affect a radio station’s competitive position include station brand identity and loyalty, management experience, the station’s local audience rank in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market by extensively researching and improving our stations’ programming, by implementing advertising campaigns aimed at the demographic groups for which our stations program and by managing our sales efforts to attract a larger share of advertising dollars for each station individually. However, we compete with some organizations that have substantially greater financial or other resources than we do.

Under federal laws and FCC rules, a single party can own and operate a number of stations in a local market. We believe that companies that form groups of commonly owned stations or joint arrangements, such as LMAs, in a particular market may, in certain circumstances, have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in each of our markets and intend to pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties who own and operate as many or more stations than we do. We may also compete with those other parties or broadcast groups for the purchase of additional stations in those markets or new markets. Some of those other parties and groups are owned or operated by companies that have substantially greater financial or other resources than we do.

A radio station’s competitive position can be enhanced by a variety of factors, including changes in the station’s format and an upgrade of the station’s authorized power. However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can operate in a given market is limited under FCC rules that became effective in 2004. The number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Arbitron Metro” (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Arbitron Metro. In those markets that are not in an Arbitron Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that together comprise that FCC-defined radio market. For a discussion of FCC regulation (including recent changes), see “— Federal Regulation of Radio Broadcasting”.

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

Employees

At December 31, 2010, we employed approximately 2,318 people. None of our employees are covered by collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

Federal Regulation of Radio Broadcasting

General

The ownership, operation and sale of radio broadcast stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority of the Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996 (the “Telecom Act”) amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.

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

License Grant and Renewal

Radio broadcast licenses are generally granted and renewed for maximum terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. While we are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, there can be no assurance that any of our licenses will be renewed for a full term without adverse consequences.

Service Areas

The area served by AM stations is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM station is determined by a combination of transmitter power and antenna height, with stations divided into eight classes according to these technical parameters.

Each class of FM radio station has the right to broadcast with a certain amount of power from an antenna located at a certain height. The most powerful FM radio stations are Class C FM stations, which operate with the equivalent of 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain. These stations typically provide service to a large area that covers one or more counties within a state. There are also Class C0, C1, C2 and C3 FM radio stations which operate with progressively less power and/or antenna height. Class B FM stations operate with the equivalent of 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B stations typically serve large metropolitan areas and their outer suburban areas. There are also Class B1 stations that can operate with 25 kilowatts ERP at an antenna height of up to 328 feet above average terrain. Class A FM stations operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

The following table sets forth, as of February 1, 2011, the market, call letters, FCC license classification, antenna elevation above average terrain (for FM stations only), power and frequency of all our owned and/or operated stations, all pending station acquisitions operated under an LMA, and all other announced pending station acquisitions:

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2013	C1	745	100.0	100.0
	KCDD FM	Hamlin, TX	103.7	August 1, 2013	C0	984	98.0	98.0
	KHXS FM	Merkel, TX	102.7	August 1, 2013	C1	745	99.2	99.2
	KTLT FM	Anson, TX	98.1	August 1, 2013	C2	305	50.0	50.0
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2012	B	N/A	5.0	1.0
	WEGC FM	Sasser, GA	107.7	April 1, 2012	C3	312	11.5	11.5
	WGPC AM	Albany, GA	1450	April 1, 2012	C	N/A	1.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2012	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2012	C1	981	100.0	100.0
	WNUQ FM	Sylvester, GA	102.1	April 1, 2012	A	259	6.0	6.0
	WQVE FM	Albany, GA	101.7	April 1, 2012	A	299	6.0	6.0
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2013	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2013	B	N/A	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2013	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2013	C1	699	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2013	B	N/A	1.0	0.2
	KZRK FM	Canyon, TX	107.9	August 1, 2013	C1	476	100.0	100.0
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2012	D	N/A	0.5	0.0
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2012	A	289	3.0	3.0
	WTKA AM	Ann Arbor, MI	1050	October 1, 2012	B	N/A	10.0	0.5
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2012	B	499	49.0	42.0
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2012	B	N/A	5.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2012	C	N/A	1.0	1.0
	WPKR FM	Omro, WI	99.5	December 1, 2012	C2	495	25.0	25.0
	WVBO FM	Winneconne, WI	103.9	December 1, 2012	C3	328	25.0	25.0
Atlanta, GA	WWWQ HD2	Riverdale, GA	97.9	April 1, 2012	D	991	0.3	0.3
Bangor, ME	WBZN FM	Old Town, ME	107.3	April 1, 2014	C2	436	50.0	50.0
	WDEA AM	Ellsworth, ME	1370	April 1, 2014	B	N/A	5.0	5.0
	WEZQ FM	Bangor, ME	92.9	April 1, 2014	B	787	20.0	20.0
	WQCB FM	Brewer, ME	106.5	April 1, 2014	C	1079	98.0	98.0
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2014	B	1030	11.5	11.5
Battle Creek, MI	WBCK FM	Battle Creek, MI	95.3	October 1, 2012	A	269	3.0	3.0
	WBXX FM	Marshall, MI	104.9	October 1, 2012	A	328	6.0	6.0
Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2013	C3	503	10.5	10.5
	KBED AM	Nederland, TX	1510	August 1, 2013	D	N/A	5.0	0.0
	KIKR AM	Beaumont, TX	1450	August 1, 2013	C	N/A	1.0	1.0
	KQXY FM	Beaumont, TX	94.1	August 1, 2013	C1	600	100.0	100.0
	KSTB FM	Crystal Beach, TX	101.5	August 1, 2013	A	184	6.0	6.0
	KTCX FM	Beaumont, TX	102.5	August 1, 2013	C2	492	50.0	50.0
Bismarck, ND	KACL FM	Bismarck, ND	98.7	April 1, 2013	C1	837	100.0	100.0
	KBYZ FM	Bismarck, ND	96.5	April 1, 2013	C1	965	100.0	100.0
	KKCT FM	Bismarck, ND	97.5	April 1, 2013	C1	837	100.0	100.0
	KLXX AM	Bismarck, ND	1270	April 1, 2013	B	N/A	1.0	0.3
	KUSB FM	Hazelton, ND	103.3	April 1, 2013	C1	965	100.0	100.0

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2011	C3	479	12.0	12.0
	WFNR AM	Blacksburg, VA	710	October 1, 2011	D	N/A	10.0	0.0
	WNMX FM	Christiansburg, VA	100.7	October 1, 2011	A	886	0.8	0.8
	WPSK FM	Pulaski, VA	107.1	October 1, 2011	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2011	B	N/A	5.0	0.5
	WWBU FM	Radford, VA	101.7	October 1, 2011	A	66	5.8	5.8
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2014	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	April 1, 2014	B	N/A	1.0	0.5
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2012	B	338	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2013	C1	551	100.0	100.0
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2013	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1, 2013	C1	981	100.0	100.0
	KRQN FM	Vinton, IA	107.1	February 1, 2013	A	371	4.7	4.7
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2012	B	866	16.0	16.0
	WOFX FM	Cincinnati, OH	92.5	October 1, 2012	B	866	16.0	16.0
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2013	C2	600	33.0	33.0
	KBXR FM	Columbia, MO	102.3	February 1, 2013	C3	856	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2013	C	N/A	1.0	1.0
	KJMO FM	Linn, Mo	97.5	February 1, 2013	A	328	6.0	6.0
	KLIK AM	Jefferson City, MO	1240	February 1, 2013	C	N/A	1.0	1.0
	KOQL FM	Ashland, MO	106.1	February 1, 2013	C1	958	69.0	69.0
	KPLA FM	Columbia, MO	101.5	February 1, 2013	C1	1063	42.0	42.0
	KZJF FM	Jefferson City, MO	104.1	April 1, 2013	A	348	5.3	5.3
Columbus-Starkville, MS	WJWF AM	Columbus, MS	1400	June 1, 2012	C	N/A	1.0	1.0
	WKOR AM	Starkville, MS	980	June 1, 2012	D	N/A	1.0	0.1
	WKOR FM	Columbus, MS	94.9	June 1, 2012	C2	492	50.0	50.0
	WMXU FM	Starkville, MS	106.1	June 1, 2012	C2	502	40.0	40.0
	WNMQ FM	Columbus, MS	103.1	June 1, 2012	C2	755	22.0	22.0
	WSMS FM	Artesia, MS	99.9	June 1, 2012	C2	505	47.0	47.0
	WSSO AM	Starkville, MS	1230	June 1, 2012	C	N/A	1.0	1.0
Danbury, CT	WDBY FM	Patterson, NY	105.5	June 1, 2014	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2014	D	N/A	0.7	0.0
	WPUT AM	Brewster, NY	1510	June 1, 2014	D	N/A	1.0	0.0
	WRKI FM	Brookfield, CT	95.1	April 1, 2014	B	636	29.5	29.5
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2013	C2	348	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2013	A	308	2.0	2.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2013	C	N/A	1.0	1.0
	WDBQ FM	Galena, IL	107.5	December 1, 2012	A	328	6.0	6.0
	WJOD FM	Asbury, IA	103.3	February 1, 2013	C3	643	6.6	6.6
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2014	C1	919	100.0	43.0
	KNRQ FM	Tualatin, OR	97.9	February 1, 2014	C	1011	100.0	75.0
	KSCR AM	Eugene, OR	1320	February 1, 2014	D	N/A	1.0	0.0
	KUGN AM	Eugene, OR	590	February 1, 2014	B	N/A	5.0	5.0
	KUJZ FM	Creswell, OR	95.3	February 1, 2014	C3	1207	0.6	0.6
	KZEL FM	Eugene, OR	96.1	February 1, 2014	C	1093	100.0	43.0
Faribault-Owatonna, MN	KDHL AM	Faribault, MN	920	April 1, 2013	B	N/A	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2013	A	328	3.0	3.0
	KRFO AM	Owatonna, MN	1390	April 1, 2013	D	N/A	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2013	A	174	4.7	4.7

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2012	C2	692	25.0	25.0
	KFAY AM	Farmington, AR	1030	June 1, 2012	B	N/A	10.0	1.0
	KQSM FM	Fayetteville, AR	92.1	June 1, 2012	C3	532	7.6	7.6
	KMCK FM	Siloam Springs, AR	105.7	June 1, 2012	C1	476	100.0	100.0
	KKEG FM	Bentonville, AR	98.3	June 1, 2012	C1	617	100.0	100.0
	KYNF FM	Prairie Grove, AR	94.9	June 1, 2012	C2	761	21.0	21.0
	KYNG AM	Springdale, AR	1590	June 1, 2012	D	N/A	2.5	0.1
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2011	B	N/A	10.0	1.0
	WFVL FM	Lumberton, NC	102.3	December 1, 2011	A	269	6.0	6.0
	WMGU FM	Southern Pines, NC	106.9	December 1, 2011	C2	469	50.0	50.0
	WQSM FM	Fayetteville, NC	98.1	December 1, 2011	C1	830	100.0	100.0
	WRCQ FM	Dunn, NC	103.5	December 1, 2011	C2	502	48.0	48.0
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2012	A	328	3.0	3.0
	WRSR FM	Owosso, MI	103.9	October 1, 2012	A	482	2.9	2.9
	WWCK AM	Flint, MI	1570	October 1, 2012	D	N/A	1.0	0.2
	WWCK FM	Flint, MI	105.5	October 1, 2012	B1	328	25.0	25.0
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2011	A	328	6.0	6.0
	WCMG FM	Latta, SC	94.3	December 1, 2011	C3	502	10.5	10.5
	WHLZ FM	Marion, SC	100.5	December 1, 2011	C3	328	25.0	25.0
	WMXT FM	Pamplico, SC	102.1	December 1, 2011	C2	479	50.0	49.4
	WWFN FM	Lake City, SC	100.1	December 1, 2011	A	433	3.3	3.3
	WYMB AM	Manning, SC	920	December 1, 2011	B	N/A	2.3	1.0
	WYNN AM	Florence, SC	540	December 1, 2011	D	N/A	0.3	0.2
	WYNN FM	Florence, SC	106.3	December 1, 2011	A	328	6.0	6.0
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2012	C2	574	17.0	17.0
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2012	C2	459	50.0	50.0
	KOAI AM	Van Buren, AR	1060	June 1, 2012	D	N/A	0.5	0.0
	KOMS FM	Poteau, OK	107.3	June 1, 2013	C	1893	100.0	100.0
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2012	D	N/A	2.5	0.1
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2012	C2	438	50.0	50.0
	WNCV FM	Shalimar, FL	93.3	February 1, 2012	C1	469	50.0	50.0
	WYZB FM	Mary Esther, FL	105.5	February 1, 2012	C3	305	25.0	25.0
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2012	C1	438	100.0	100.0
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2013	C	1460	100.0	100.0
	KEKB FM	Fruita, CO	99.9	April 1, 2013	C	1542	79.0	79.0
	KDBN FM	Parachute, CO	101.1	April 1, 2014	A	(1398)	0.2	0.2
	KEXO AM	Grand Junction, CO	1230	April 1, 2013	CO	N/A	1.0	1.0
	KKNN FM	Delta, CO	95.1	April 1, 2013	C	1424	100.0	100.0
	KMXY FM	Grand Junction, CO	104.3	April 1, 2013	C	1460	100.0	100.0
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2012	C	N/A	1.0	1.0
	WDUZ FM	Brillion, WI	107.5	December 1, 2012	C3	879	3.6	3.6
	WOGB FM	Kaukauna, WI	103.1	December 1, 2012	C3	879	3.6	3.6
	WPCK FM	Denmark, WI	104.9	December 1, 2012	A	515	10.0	10.0
	WQLH FM	Green Bay, WI	98.5	December 1, 2012	C1	499	100.0	100.0
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2014	C	N/A	1.0	1.0
	WNNK FM	Harrisburg, PA	104.1	August 1, 2014	B	699	20.5	20.5
	WTPA FM	Mechanicsburg, PA	93.5	August 1, 2014	A	719	1.3	1.3
	WWKL FM	Palmyra, PA	92.1	August 1, 2014	A	601	1.5	1.5

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2012	A	945	0.7	0.7
	WUMP AM	Madison, AL	730	April 1, 2012	D	N/A	1.0	0.1
	WVNN AM	Athens, AL	770	April 1, 2012	B	N/A	7.0	0.3
	WVNN FM	Trinity, AL	92.5	April 1, 2012	A	423	3.1	3.1
	WWFF FM	New Market, AL	93.3	April 1, 2012	C2	914	14.5	14.5
	WZYP FM	Athens, AL	104.3	April 1, 2012	C	1116	100.0	100.0
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2012	B	482	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2012	B	N/A	5.0	1.0
	WRKR FM	Portage, MI	107.7	October 1, 2012	B	486	50.0	50.0
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2013	C3	410	16.5	16.5
	KOOC FM	Belton, TX	106.3	August 1, 2013	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2012	C3	558	8.6	8.6
	KTEM AM	Temple, TX	1400	August 1, 2013	C	N/A	1.0	1.0
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2013	C2	600	33.0	33.0
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June, 1 2012	C	N/A	1.0	1.0
	KBIU FM	Lake Charles, LA	103.3	June 1, 2012	C2	479	35.0	35.0
	KKGB FM	Sulphur, LA	101.3	June 1, 2012	C3	479	12.0	12.0
	KQLK FM	DeRidder, LA	97.9	June 1, 2012	C2	492	50.0	50.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2012	B	N/A	1.0	1.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2012	C1	479	100.0	100.0
Lexington, KY	WCYN-FM	Cynthiana, KY	102.3	August 1, 2012	A	400	3.4	3.4
	WLTO FM	Nicholasville, KY	102.5	August 1, 2012	A	373	4.6	4.6
	WLXX FM	Lexington, KY	92.9	August 1, 2012	C1	850	100.0	100.0
	WVLK AM	Lexington, KY	590	August 1, 2012	B	N/A	5.0	1.0
	WVLK FM	Richmond, KY	101.5	August 1, 2012	C3	541	9.0	9.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2012	A	328	6.0	6.0
Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2012	D	N/A	1.0	0.0
	WDDO AM	Macon, GA	1240	April 1, 2012	C	N/A	1.0	1.0
	WDEN FM	Macon, GA	99.1	April 1, 2012	C1	581	100.0	100.0
	WROK FM	Macon, GA	105.5	April 1, 2012	C3	659	6.1	6.1
	WLZN FM	Macon, GA	92.3	April 1, 2012	A	328	3.0	3.0
	WMAC AM	Macon, GA	940	April 1, 2012	B	N/A	50.0	10.0
	WMGB FM	Montezuma, GA	95.1	April 1, 2012	C2	390	46.0	46.0
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2012	C1	679	100.0	100.0
Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2012	C1	486	100.0	100.0
	WHKR FM	Rockledge, FL	102.7	February 1, 2012	C2	433	50.0	50.0
	WINT AM	Melbourne, FL	1560	February 1, 2012	D	N/A	5.0	0.0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2012	C3	289	25.0	25.0
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2012	C	1708	98.0	98.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2012	C2	548	40.0	40.0
	WGOK AM	Mobile, AL	900	April 1, 2012	B	N/A	1.0	0.4
	WXQW AM	Fairhope, AL	660	April 1, 2012	B	N/A	10.0	0.9
	WYOK FM	Atmore, AL	104.1	April 1, 2012	C	1708	98.0	98.0
Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2012	C0	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2012	B	N/A	5.0	1.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2012	C0	1096	100.0	100.0
	WMSP AM	Montgomery, AL	740	April 1, 2012	B	N/A	10.0	0.2
	WMXS FM	Montgomery, AL	103.3	April 1, 2012	C	1096	100.0	100.0
	WNZZ AM	Montgomery, AL	950	April 1, 2012	D	N/A	1.0	0.0
	WXFX FM	Prattville, AL	95.1	April 1, 2012	C2	476	50.0	50.0

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Myrtle Beach, SC	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	C3	666	6.1	6.1
	WTOD AM	Conway, SC	1050	December 1, 2011	B	N/A	5.0	0.5
	WJXY FM	Conway, SC	93.9	December 1, 2011	A	420	3.7	3.7
	WLFF FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50.0	50.0
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	C3	476	12.0	12.0
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8.0	8.0
	WXJY FM	Georgetown, SC	93.7	December 1, 2011	A	315	6.0	6.0
Nashville, TN	WNFN FM	Millersville, TN	106.7	August 1, 2012	C3	966	3.0	3.0
	WQQK FM	Goodlettsville, TN	92.1	August 1, 2012	A	461	3.1	3.1
	WRQQ FM	Belle Meade, TN	97.1	August 1, 2012	C2	517	44.4	44.4
	WSM FM	Nashville, TN	95.5	August 1, 2012	C	1280	100.0	100.0
	WWTN FM	Hendersonville, TN	99.7	August 1, 2012	C0	1296	100.0	100.0
Odessa-Midland, TX	KBAT FM	Monahans, TX	99.9	August 1, 2013	C1	574	100.0	100.0
	KGEE FM	Pecos, TX	97.3	August 1, 2013	C1	70	0.3	0.3
	KMND AM	Midland, TX	1510	August 1, 2013	D	N/A	2.4	0.0
	KNFM FM	Midland, TX	92.3	August 1, 2013	C	984	100.0	100.0
	KODM FM	Odessa, TX	97.9	August 1, 2013	C1	361	100.0	100.0
	KRIL AM	Odessa, TX	1410	August 1, 2013	B	N/A	0.9	0.2
	KZBT FM	Midland, TX	93.3	August 1, 2013	C1	440	100.0	100.0
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2013	B	876	12.5	12.5
	KHAY FM	Ventura, CA	100.7	December 1, 2013	B	1211	39.0	39.0
	KVEN AM	Ventura, CA	1450	December 1, 2013	C	N/A	1.0	1.0
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2013	B	2969	105.0	105.0
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2012	B	N/A	5.0	5.0
	WJLQ FM	Pensacola, FL	100.7	February 1, 2012	CC	1708	98.0	98.0
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9
Poughkeepsie, NY	WALL AM	Middletown, NY	1340	June 1, 2014	C	N/A	1.0	1.0
	WCZX FM	Hyde Park, NY	97.7	June 1, 2014	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2014	D	N/A	5.0	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2014	C	N/A	1.0	1.0
	WKXP FM	Kingston, NY	94.3	June 1, 2014	A	545	2.3	2.3
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2014	A	627	1.6	1.6
	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2014	B	1539	4.4	4.4
	WRRB FM	Arlington, NY	96.9	June 1, 2014	A	1007	0.3	0.3
	WRRV FM	Middletown, NY	92.7	June 1, 2014	A	269	6.0	6.0
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2014	A	719	0.6	0.6
Quad Cities, IA	KBEA FM	Muscatine, IA	99.7	February 1, 2013	C1	869	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	February 1, 2013	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2013	B	N/A	1.0	1.0
	KQCS FM	Bettendorf, IA	93.5	February 1, 2013	A	318	6.0	6.0
	WXLP FM	Moline, IL	96.9	December 1, 2012	B	499	50.0	50.0
Rochester, MN	KDCZ FM	Eyota, MN	103.9	April 1, 2013	A	567	1.3	1.3
	KFIL AM	Preston, MN	1060	April 1, 2013	D	N/A	1.0	0.0
	KFIL FM	Chatfield, MN	103.1	April 1, 2013	C3	522	3.5	3.5
	KDZZ FM	Saint Charles, MN	107.7	April 1, 2013	A	571	2.0	2.0
	KOLM AM	Rochester, MN	1520	April 1, 2013	B	N/A	10.0	0.8
	KROC AM	Rochester, MN	1340	April 1, 2013	C	N/A	1.0	1.0
	KROC FM	Rochester, MN	106.9	April 1, 2013	C0	1109	100.0	100.0
	KVGO FM	Spring Valley, MN	104.3	April 1, 2013	C3	512	10.0	10.0
	KWWK FM	Rochester, MN	96.5	April 1, 2013	C2	528	43.0	43.0
	KYBA FM	Stewartville, MN	105.3	April 1, 2013	C2	492	50.0	50.0

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Rockford, IL	WKGL FM	Loves Park, IL	96.7	December 1, 2012	A	551	2.2	2.2
	WROK AM	Rockford, IL	1440	December 1, 2012	B	N/A	5.0	0.3
	WXXQ FM	Freeport, IL	98.5	December 1, 2012	B1	492	11.0	11.0
	WZOK FM	Rockford, IL	97.5	December 1, 2012	B	452	50.0	50.0
Santa Barbara, CA	KRUZ FM	Santa Barbara, CA	97.5	December 1, 2013	B	2920	17.5	17.5
	KRRF FM	Goleta, CA	106.3	December 1, 2013	A	827	0.9	0.9
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2012	D	N/A	4.8	0.0
	WEAS FM	Springfield, GA	93.1	April 1, 2012	C1	981	100.0	100.0
	WIXV FM	Savannah, GA	95.5	April 1, 2012	C1	988	98.0	98.0
	WJCL FM	Savannah, GA	96.5	April 1, 2012	C	1161	100.0	100.0
	WJLG AM	Savannah, GA	900	April 1, 2012	D	N/A	4.4	0.2
	WTYB FM	Tybee Island, GA	103.9	April 1, 2012	C3	344	50.0	50.0
	WZAT FM	Savannah, GA	102.1	April 1, 2012	C	1328	98.0	98.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2012	C2	463	50.0	50.0
	KQHN FM	Waskom, TX	97.3	August 1, 2013	C2	533	42.0	42.0
	KRMD AM	Shreveport, LA	1340	June 1, 2012	C	N/A	1.0	1.0
	KRMD FM	Oil City, LA	99.9	June 1, 2012	C0	1134	97.7	97.7
	KVMA FM	Shreveport, LA	102.9	June 1, 2012	C2	535	42.0	42.0
Sioux Falls, SD	KDEZ FM	Brandon, SD	100.1	April 1, 2013	A	558	2.2	2.2
	KIKN FM	Salem, SD	100.5	April 1, 2013	C1	941	100.0	100.0
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2013	C1	981	100.0	100.0
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2013	C1	840	100.0	100.0
	KSOO AM	Sioux Falls, SD	1140	April 1, 2013	B	N/A	10.0	5.0
	KSOO FM	Lennox, SD	99.1	April 1, 2013	C3	328	25.0	25.0
	KXRB AM	Sioux Falls, SD	1000	April 1, 2013	D	N/A	10.0	0.1
	KYBB FM	Canton, SD	102.7	April 1, 2013	C2	486	50.0	50.0
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2012	C1	604	99.2	99.2
	WGLF FM	Tallahassee, FL	104.1	February 1, 2012	C0	1411	92.2	92.2
	WHBT AM	Tallahassee, FL	1410	February 1, 2012	D	N/A	5.0	0.0
	WHBX FM	Tallahassee, FL	96.1	February 1, 2012	C2	479	37.0	37.0
	WWLD FM	Cairo, GA	102.3	April 1, 2012	C2	604	27.0	27.0
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2012	B	500	50.0	50.0
	WLQR AM	Toledo, OH	1470	October 1, 2012	B	N/A	1.0	1.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2012	B1	397	7.0	7.0
	WLQR FM	Delta, OH	106.5	October 1, 2012	A	367	4.8	4.8
	WWWM FM	Sylvania, OH	105.5	October 1, 2012	A	390	4.3	4.3
	WXKR FM	Port Clinton, OH	94.5	October 1, 2012	B	617	30.0	30.0
	WMIM	Luna Pier, MI	98.3	October 1, 2012	A	443	3.4	3.4
	KDVV FM	Topeka, KS	100.3	June 1, 2013	C0	984	100.0	100.0
	KMAJ AM	Topeka, KS	1440	June 1, 2013	B	N/A	5.0	1.0
	KMAJ FM	Carbondale, KS	107.7	June 1, 2013	C1	772	53.0	53.0
	KTOP FM	St. Marys, KS	102.9	June 1, 2013	C2	598	30.0	30.0
	KRWP FM	Stockton, MO	107.7	February 1, 2013	C3	479	11.7	11.7
	KTOP AM	Topeka, KS	1490	June 1, 2013	C	N/A	1.0	1.0
	KWIC FM	Topeka, KS	99.3	June 1, 2013	C3	538	6.8	6.8
Waterloo, IA	KCRR FM	Grundy Center, IA	97.7	February 1, 2013	C3	407	16.0	16.0
	KKHQ FM	Oelwein, IA	92.3	February 1, 2013	C	991	100.0	100.0
	KOEL AM	Oelwein, IA	950	February 1, 2013	B	N/A	5.0	0.5
	KOEL FM	Cedar Falls, IA	98.5	February 1, 2013	C3	423	15.0	15.0

						Height
						Above
						Average	Power
				Expiration Date	FCC	Terrain	(in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

Westchester, NY	WFAF FM	Mount Kisco, NY	106.3	June 1, 2014	A	443	1.0	1.0
	WFAS AM	White Plains, NY	1230	June 1, 2014	C	N/A	1.0	1.0
	WFAS FM	Bronxville, NY	103.9	June 1, 2014	A	667	0.6	0.6
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2013	C1	808	100.0	100.0
	KOLI FM	Electra, TX	94.9	August 1, 2013	C2	492	50.0	50.0
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2013	C2	807	19.0	19.0
	KYYI FM	Burkburnett, TX	104.7	August 1, 2013	C1	1017	92.0	92.0
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2011	B	N/A	5.0	5.0
	WGNI FM	Wilmington, NC	102.7	December 1, 2011	C1	981	100.0	100.0
	WKXS FM	Leland, NC	94.5	December 1, 2011	A	416	3.8	3.8
	WMNX FM	Wilmington, NC	97.3	December 1, 2011	C1	884	100.0	100.0
	WWQQ FM	Wilmington, NC	101.3	December 1, 2011	C2	545	40.0	40.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2012	C	N/A	1.0	1.0
	WHOT FM	Youngstown, OH	101.1	October 1, 2012	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2014	A	486	1.4	1.4
	WPIC AM	Sharon, PA	790	August 1, 2014	D	N/A	1.3	0.1
	WQXK FM	Salem, OH	105.1	October 1, 2012	B	446	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2012	D	N/A	1.0	0.0
	WWIZ FM	Mercer, PA	103.9	August 1, 2014	A	295	6.0	6.0
	WYFM FM	Sharon, PA	102.9	August 1, 2014	B	604	33.0	33.0

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

On December 11, 2008, Qantum Communications (“Qantum”) filed an opposition to the proposal of the former licensee of WPGG-FM to relocate that station from Evergreen, Alabama, to Shalimar, Florida, which is in the Fort Walton Beach, Florida market (where Qantum also has stations). The FCC staff granted the proposal and rejected Qantum’s reconsideration petition (which was filed before we acquired WPGG-FM). Qantum filed an appeal asking the full Commission to reverse the FCC staff’s decision. After Qantum filed that appeal, we acquired WPGG-FM and changed the call sign to WNCV-FM. As the new licensee of the station, we filed an opposition to Qantum’s appeal challenging the relocation of the station to Shalimar, Florida. We entered into a settlement agreement with Qantum on February 27, 2011, which resolved pending litigation involving another radio station in the Fort Walton Beach market and Qantum’s opposition to the relocation of WNCV-FM to Shalimar, Florida, as described above.

Ownership Matters

The Communications Act restricts us from having more than one-fourth of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take appropriate steps to monitor the citizenship of our stockholders. We periodically take representative samplings of stockholder citizenship to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.

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

With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5.0% or more of the corporation’s voting stock (20.0% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a JSA also may result in an attributable interest. See “— Local Marketing Agreements” and “— Joint Sales Agreements”.

With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holders of less than 5.0% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute more than 33.0% of a station’s “enterprise value”, which consists of the total equity and debt capitalization, are considered attributable in certain circumstances.

On June 2, 2003, the FCC adopted new rules and policies (the “2003 Rules”) which would modify the ownership rules and policies then in effect (the “Existing Rules”). Among other changes, once effective, the 2003 Rules would (1) change the methodology to determine the boundaries of radio markets, (2) require that JSAs involving radio stations (but not television stations) be deemed to be an attributable ownership interest under certain circumstances, (3) authorize the common ownership of radio stations and daily newspapers under certain specified circumstances, and (4) eliminate the procedural policy of “flagging” assignment or transfer of control applications that raised potential anticompetitive concerns (namely, those applications that would permit the buyer to control 50.0% or more of the radio advertising dollars in the market, or would permit two entities (including the buyer), collectively, to control 70.0% or more of the radio advertising dollars in the market). Certain private parties challenged the 2003 Rules in court, and the court issued an order which prevented the 2003 Rules from going into effect until the court issued a decision on the challenges. On June 24, 2004, the court issued a decision which upheld some of the FCC’s 2003 Rules (for the most part, those that relate to radio) and concluded that other 2003 Rules (for the most part, those that relate to television and newspapers) required further explanation or modification. The court left in place, however, the order which precluded all of the 2003 Rules from going into effect. On September 3, 2004, the court issued a further order which granted the FCC’s request to allow certain 2003 Rules relating to radio to go into effect. The 2003 Rules that became effective (1) changed the definition of the “radio market” for those markets that are rated by Arbitron, (2) modified the Existing Rules method for defining a radio market in those markets that are not rated by Arbitron, and (3) made JSAs an attributable ownership interest under certain circumstances.

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

A station that brokers more than 15.0% of the weekly programming hours on another station in its market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s ownership rules. As a result, a radio station may not enter into an LMA that allows it to program more than 15.0% of the weekly programming hours of another station in the same market that it could not own under the FCC’s multiple ownership rules.

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

Under the FCC’s 2003 Rules, a radio station that sells more than 15.0% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. In that situation, a radio station cannot have a JSA with another radio station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.

New Services

In 1997, the FCC awarded two licenses to separate entities XM Satellite Radio Holding Inc. (“XM”) and Sirius Satellite Radio Inc. (“Sirius”) that authorized the licensees to provide satellite-delivered digital audio radio services. XM and Sirius launched their respective satellite-delivered digital radio services shortly thereafter.

Digital technology also may be used by terrestrial radio broadcast stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit terrestrial radio stations to introduce digital operations. The FCC now will permit operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation (“iBiquity”), called HD Radiotm. In March 2004, the FCC (1) approved an FM radio station’s use of two separate antennas (as opposed to a single hybrid antenna) to provide both analog and digital signals of the FM owner secured Special Temporary Authorization (“STA”) from the FCC and (2) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night. In April 2004, the FCC inaugurated a rule making proceeding to establish technical, service, and licensing rules for digital broadcasting. On May 31, 2007, the FCC released a Second Report and Order which authorized AM stations to use an IBOC system at night, authorized FM radio stations to use separate antennas without the need for an STA, and established certain technical and service rules for digital service. The FCC also released another rulemaking notice to address other related issues. On January 29, 2010, the FCC released another Order which authorized FM radio stations to increase the power of their digital signal to 10.0% of the ERP of the analog signal. That Order became effective in March 2010. The inauguration of digital broadcasts by FM and perhaps AM stations requires us to make additional expenditures. On December 21, 2004, we entered into an agreement with iBiquity pursuant to which we committed to implement HD Radiotm systems on 240 of our stations by June, 2012. In exchange for reduced license fees and other consideration, we, along with other broadcasters, purchased perpetual licenses to utilize iBiquity’s HD Radiotm technology. On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversion, extend the build-out schedule, and increase the license fees to be paid for each converted station. At this juncture, we cannot predict how successful our implementation of HD Radiotm technology within our platform will be, or how that implementation will affect our competitive position.

In January 2000, the FCC released a Report and Order adopting rules for a new low power FM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. On December 11, 2007, the FCC released a Report and Order which made changes in the rules and provided further protection for low power FM radio stations and, in certain circumstances, required full power stations (like the ones we own) to provide assistance to low power FM stations in the event they are subject to interference or required to relocate their facilities to accommodate the inauguration of new or modified service by a full power radio station. The FCC has limited ownership and operation of low power FM stations to persons and entities which do not currently have an attributable interest in any FM station and has required that low power FM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for low power FM stations. We cannot predict what impact low power FM radio will have on our operations. Adverse effects of the new low power FM service on our operations could include interference with our stations and competition by low power stations for listeners and revenues.

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

Antitrust and Market Concentration Considerations

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice or the Federal Trade Commission, either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $65.2 million or more. Most of our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the Department of Justice or the Federal Trade Commission under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the Department of Justice or the Federal Trade Commission could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The Department of Justice has reviewed numerous radio station acquisitions where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenues in many of our markets.

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

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of December 31, 2010:

Name	Age	Position(s)

Lewis W. Dickey, Jr.	49	Chairman, President, and Chief Executive Officer
Joseph P. Hannan	39	Senior Vice President, Treasurer and Chief Financial Officer
John G. Pinch	62	Executive Vice President and Co-Chief Operating Officer
John W. Dickey	44	Executive Vice President and Co-Chief Operating Officer

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

Joseph P. Hannan is our Senior Vice President, Treasurer and Chief Financial Officer. He was appointed Interim Chief Financial Officers on July 1, 2009 and became our Chief Financial Officer in March 2010. Prior to that, he served as our Vice President and Financial Controller since joining our company in April 2008. From May 2006 to July 2007, he served as Vice President and Chief Financial Officer of the radio division of Lincoln National Corporation (NYSE: LNC) and from March 1995 to November 2005 he served in a number of executive positions including Chief Operating Officer and Chief Financial Officer of Lambert Television, Inc., a privately held television broadcasting, production and syndication company.

From September 2007 to April 2008, Mr. Hannan served as a director and member of the audit and compensation committees of Regent Communications. From January 2008 to October 2009, he was a director of International Media Group, a privately held television broadcast company, and from January 2000 to November 2005, he was a director, Treasurer and Secretary of iBlast, Inc., a broadcaster owned wireless broadband company. Mr. Hannan received his Bachelor of Science degree in Business Administration from the University of Southern California.

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

Revenue generated by our radio stations depends primarily upon the sale of advertising. Advertising expenditures, which we believe to be largely a discretionary business expense, generally tend to decline during an economic recession or downturn. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. Consequently, the recent recession in the national economy and the economies of several individual geographic markets in which we own or operate stations continue to adversely affect our advertising revenue and, therefore, our results of operations.

Even as the economy recovers from the recent recession, an individual business sector that tends to spend more on advertising than other sectors might be forced to reduce its advertising expenditures if that sector fails to recover on pace with the overall economy. If that sector’s spending represents a significant portion of our advertising revenues, any reduction in its expenditures may affect our revenue.

We operate in a very competitive business environment.

The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon rates it can charge for its advertising, the number of local advertising competitors, and the overall demand for advertising within individual markets. These conditions are subject to change and highly susceptible to macroeconomic conditions. Any adverse change in a particular market affecting advertising expenditures or any adverse change in the relative market share of the stations located in a particular market could have a material adverse effect on the revenue of our radio stations located in that market. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.

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

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. In some cases, our ability to compete will be dependent on our acquisition of new technologies and our provision of new services, and there can be no assurance that we will have the resources to acquire those new technologies or provide those new services; in other cases, the introduction of new technologies and services, including online music services, could increase competition and have an adverse effect on our revenue. Recent new media technologies and services include the following:

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

We cannot be certain that we will be able to successfully integrate our acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. We cannot assure that our debt agreements will permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions, or that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management. In particular, we are prohibited from making any station acquisitions or Permitted Acquisitions (as defined in the Credit Agreement) during the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”, as defined in the Credit Agreement).

We may be restricted in pursuing certain strategic acquisitions because of our agreement with CMP.

Under an agreement that we entered into with CMP and the other investors in CMP in connection with the formation of CMP, we have agreed to allow CMP the right to pursue first any business opportunity primarily involving the top-50 radio markets in the United States. We are allowed to pursue such business opportunities only after CMP has declined to pursue them. As a result, we may be limited in our ability to pursue strategic acquisitions or alternatives primarily involving large-sized markets (including opportunities that primarily involve large-sized markets but also involve mid-sized markets) that may present attractive opportunities for us in the future. On January 31, 2011, we announced an agreement to acquire the equity interests of CMP that we do not already own, which will result in CMP becoming a wholly owned subsidiary. The foregoing restrictions will remain in effect until the completion of that acquisition, which is expected to occur in the second quarter of 2011, but thereafter will not apply.

We have written off, and could in the future be required to write off, a significant portion of the fair market value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.

As of December 31, 2010, our FCC licenses and goodwill comprised 67.7% of our assets. Each year, and on an interim basis if appropriate, we are required by ASC 350, Intangibles — Goodwill and Other, to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. During the years ended December 31, 2010, 2009 and 2008 we recorded impairment charges of approximately $0.7 million, $175.0 million, and $498.9 million, respectively, in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

Disruptions in the capital and credit markets could restrict our ability to access further financing.

We rely in significant part on the capital and credit markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Disruptions in the capital and credit markets, such as have been experienced over the past several years, could adversely affect our ability to draw on our credit facilities. Access to funds under those credit facilities is dependent on the ability of our lenders to meet their funding commitments. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. Disruptions in the capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continuation of these disruptions could increase our interest expense and adversely affect our results of operations.

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

Risks Related to Our Proposed Acquisitions

We intend to issue a significant amount of additional shares of common stock in connection with the CMP and Citadel acquisitions, a material amount of which we expect will be freely tradable within the next 12 months, which would dilute our existing stockholders and could cause our stock price to decline.

Pursuant to the pending acquisitions of the remaining equity interests in CMP and of Citadel, we are obligated to issue a significant amount of shares of our common stock, which would substantially dilute the ownership interests of our existing stockholders. Specifically, pursuant to the CMP transaction, we are obligated to issue up to 18.2 million shares of our common stock, and pursuant to the acquisition of Citadel, we are obligated to issue up to 151.5 million shares to the stockholders of Citadel, and up to 115.2 million shares to the investors who have committed to provide the equity financing for the acquisition. These newly issued shares will substantially dilute the ownership interests of 36.1 million shares of Class A Common Stock currently outstanding.

The up to 151.5 million shares of common stock that would be issued to the stockholders of Citadel will be registered and freely tradable upon issuance. Additionally, within nine months of consummating the CMP transaction, we are obligated to register for resale the 18.2 million shares to be issued in the CMP acquisition. Furthermore, in connection with completion of the Citadel acquisition, we are obligated to register up to 57.6 million of the shares issuable to the equity investors. Collectively, this will result in an additional 75.8 million freely tradable shares. If the holders of these shares sell substantial amounts of their holdings, or the public market perceives that those stockholders might sell substantial amounts of their holdings, the market price of our Class A Common Stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate.

If we are unable to complete the Citadel acquisition, our stock price could suffer.

If the proposed acquisition of Citadel is not completed, the market price of our Class A Common Stock may decline to the extent that the current market price reflects a market assumption that the proposed acquisition will be completed. In addition, we have incurred and will incur substantial transaction costs and expenses in connection with the proposed acquisition. These costs are primarily associated with the fees of attorneys, accountants and our financial advisors. Further, we have diverted significant management resources in an effort to complete the proposed acquisition and are subject to certain restrictions contained in the agreements governing the merger on the conduct of our business. If the proposed acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. Additionally, if the proposed acquisition is not completed, we may experience negative reactions from the financial markets and our advertisers, stockholders and employees. Finally, if the proposed acquisition of Citadel is not completed under certain circumstances specified in the Merger Agreement, we may be required to pay to Citadel termination fees of up to $80.0 million, which could have a material adverse effect on our operating results and financial condition. Each of these factors may also adversely affect the trading price of our Class A Common Stock and our financial results and operations.

We may not realize the expected benefits of the Citadel acquisition because of integration difficulties and other challenges.

The success of the Citadel acquisition will depend, in part, on our ability to realize the anticipated synergies and cost savings from integrating Citadel’s business with our existing business. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operation of Citadel’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating logistics, information, communications and other systems;

•	unanticipated changes in applicable laws and regulations;

•	the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002; and

•	unanticipated issues, expenses and liabilities.

We may not accomplish the integration of Citadel’s business smoothly, successfully or with the anticipated costs or time frame. The diversion of the attention of management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the Citadel acquisition and could adversely affect our business.

If we are unable to finance the proposed Citadel acquisition, the acquisition will not be completed.

We have obtained commitments for up to $500.0 million in equity financing and up to $2.525 billion in senior secured credit facilities and $500.0 million in senior note bridge financing, the proceeds of which we intend to use, in part, to pay the cash portion of the consideration payable in connection with the Citadel acquisition. We have not, however, entered into the definitive agreements for the debt financing portion. In the event we are unable to enter into such definitive agreements on the proposed terms, alternative financing may not be available on acceptable terms in a timely manner, or at all. If alternative financing becomes necessary and we are unable to secure such alternative financing, the acquisition will not be completed.

In the event of a termination of the Merger Agreement due to our inability to obtain the necessary financing to complete the Merger, we may be obligated to pay Citadel a reverse termination fee of up to $80.0 million, which could have a material adverse effect on our operating results and financial condition.

We will take on substantial additional long-term indebtedness in connection with the Citadel acquisitions, which will increase the risks we now face with our current indebtedness.

We intend to finance the Citadel acquisition, and refinance our, CMP’s and Citadel’s existing indebtedness, with up to $2.525 billion in senior secured credit facilities (and $500.0 million in senior notes or bridge financing). As a result, we will have long-term indebtedness that will be substantially greater than our long-term indebtedness prior to the acquisition and refinancing. This new indebtedness will increase the related risks we now face with our current indebtedness, described in detail in “Risks Related to Our Indebtedness — We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.”

Risks Related to Our Indebtedness

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of December 31, 2010, our long-term debt, including the current portion, was $593.8 million, representing approximately 174.0% of our stockholders’ deficit. Our senior secured credit facilities have interest and principal repayment obligations that are substantial in amount.

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

The Credit Agreement imposes significant restrictions on us.

The Credit Agreement limits or restricts, among other things, our ability to:

•	incur additional indebtedness or grant additional liens or security interests in our assets;

•	pay dividends, make payments on certain types of indebtedness or make other restricted payments;

•	make particular types of investments or enter into speculative hedging agreements;

•	enter into some types of transactions with affiliates;

•	merge or consolidate with any other person or make changes to our organizational documents or other material agreement to which we are a party;

•	sell, assign, transfer, lease, convey or otherwise dispose of our assets (except within certain limits) or enter into sale-leaseback transactions (except within certain limits); or

•	make capital expenditures beyond specific annual limitations.

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

We cannot assure you that the market price of our Class A Common Stock will not decline, and the market price could be subject to wide fluctuations in response to such factors as:

•	conditions and trends in the radio broadcasting industry;

•	actual or anticipated variations in our quarterly operating results, including audience share ratings and financial results;

•	changes in financial estimates by securities analysts;

•	technological innovations;

•	the completion of the CMP acquisition and our ability to integrate CMP into our business;

•	competitive developments;

•	adoption of new accounting standards affecting companies in general or affecting companies in the radio broadcasting industry in particular; and

•	general market conditions and other factors.

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

As of March 4, 2011, and after giving effect to the exercise of all of their options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, his brother, John W. Dickey, our Executive Vice President, and their father, Lewis W. Dickey, Sr., together with shares held by members of their family, collectively beneficially own 15,051,832 shares, or approximately 41.7% of our outstanding Class A Common Stock, and 644,871 shares, or 100%, of our outstanding Class C Common Stock, which collectively represents approximately 50.6% of the outstanding voting power of our common stock. Consequently, they have the ability to exert significant influence over our policies and management, subject to a voting agreement between these stockholders and us. The interests of these stockholders may differ from the interests of our other stockholders.

As of March 4, 2011, BA Capital Company, L.P., referred to as BA Capital, and its affiliate, Banc of America SBIC, L.P., referred to as BACI, together beneficially own 1,745,973 shares, or approximately 4.1%, of our Class A Common Stock and 5,809,191 shares, or 100%, of our Class B Common Stock, which is convertible into shares of Class A Common Stock. BA Capital also holds options exercisable within 60 days of March 4, 2011, to purchase 5,891 shares of our Class A Common Stock. Assuming that those options were exercised for shares of our Class A Common Stock and giving effect to the conversion into shares of our Class A Common Stock of all shares of Class B Common Stock held by BA Capital and BACI, BA Capital and BACI would hold approximately 17.8% of the total voting power of our common stock. BA Capital has the right to designate one member of our Board of Directors and Mr. Sheridan currently serves on our Board of Directors as BA Capital’s designee. As a result, BA Capital, BACI and Mr. Sheridan have the ability to exert significant influence over our policies and management, and their interests may differ from the interests of our other stockholders.

Cautionary Statement Regarding Forward-Looking Statements

In various places in this annual report on Form 10-K, we use statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical in nature and may include statements relating to our future plans, objectives, expectations and intentions regarding industry and general economic trends, our expected financial position, results of operations or market position and business strategy. Such statements can generally be identified by words such as “may”, “target”, “could”, “would”, “will”, “should”, “anticipate”, “believe”, “expects”, “intend”, and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, including those referred to above under “Risk Factors” and as otherwise described in our periodic filings with the SEC from time to time, that may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:

•	the impact of general economic conditions in the United States or in specific markets in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our capital expenditure requirements;

•	legislative or regulatory requirements;

•	risks and uncertainties relating to our leverage;

•	interest rates;

•	our ability to complete the acquisition of CMP within the time period anticipated;

•	our continued ability to identify suitable acquisition targets;

•	our ability to consume and integrate pending or future acquisitions; and

•	access to capital markets.

Many of these factors are beyond our control or difficult to predict and we cannot be certain that any of the events anticipated by the forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required under federal securities laws. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

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

At December 31, 2010, we owned studio facilities in 36 of our 60 markets and we owned transmitter and antenna sites in 55 of our 60 markets. We lease additional studio and office facilities in 50 markets and additional transmitter and antenna sites in 42 markets. In addition, we lease corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our studios, office space and transmission facilities.

Item 3.	Legal Proceedings

On December 11, 2008, Qantum filed a counterclaim in a foreclosure action we initiated in the Okaloosa County, Florida Circuit Court. Our action was designed to collect a debt owed to us by Star, which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that we tortuously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to us that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with us). On February 27, 2011, we entered into a settlement agreement with Qantum and, in so doing, resolved all claims against each other that were directly or indirectly related to the litigation. In connection with the settlement regarding the since-terminated attempt to purchase WTKE, we recorded $7.8 million in costs associated with a terminated transaction in our consolidated statement of operations for the year ended December 31, 2010, which costs are payable in 2011.

On January 21, 2010, Brian Mas, a former employee of Radio Holdings, filed a purported class action lawsuit against us claiming (i) unlawful failure to pay required overtime wages, (ii) late pay and waiting time penalties, (iii) failure to provide accurate itemized wage statements, (iv) failure to indemnity for necessary expenses and losses, and (v) unfair trade practices under California’s Unfair Competition Act. The plaintiff is requesting restitution, penalties and injunctive relief, and seeks to represent other California employees fulfilling the same job during the immediately preceding four year period. We are vigorously defending this lawsuit and have not yet determined what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

In March 2011, we were named in a patent infringement suit brought against us as well as other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC. The case, Mission Abstract Data L.L.C, d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. We intend to vigorously defend this lawsuit and have not yet determined what effect the lawsuit will have, if any, on our financial position, results of operations or cash flows.

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

Market Information For Common Stock

Shares of our Class A Common Stock, par value $0.01 per share have been quoted on the NASDAQ Global Select Market (or its predecessor, the NASDAQ National Market) under the symbol CMLS since the consummation of our initial public offering on July 1, 1998. There is no established public trading market for our Class B Common Stock or our Class C Common Stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Common Stock on the NASDAQ Global Select Market, as reported in published financial sources.

Year	High	Low

2009
First Quarter	$2.89	$0.90
Second Quarter	$1.25	$0.78
Third Quarter	$1.92	$0.50
Fourth Quarter	$2.87	$1.88
2010
First Quarter	$3.47	$2.31
Second Quarter	$5.46	$2.67
Third Quarter	$4.07	$2.40
Fourth Quarter	$4.56	$2.65
2011
First Quarter (through February 28, 2011)	$5.05	$3.74

Holders

As of February 28, 2011, there were approximately 1,150 holders of record of our Class A Common Stock, two holders of record of our Class B Common Stock and one holder of record of our Class C Common Stock. The figure for our Class A Common Stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of the Credit Agreement that limit the amount of cash dividends that we may pay on our Class A Common Stock. We may pay cash dividends on our Class A Common Stock in the future only if we meet certain financial tests set forth in our Credit Agreement. For a more detailed discussion of the restrictions in our Credit Agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Credit Agreement and the June 2009 Amendment”.

Securities Authorized For Issuance Under Equity Incentive Plans

The following table sets forth, as of December 31, 2010, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			(c)
			Number of Shares
	(a)	(b)	Remaining Available for
	To be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation
	Outstanding Options	Outstanding Options	Plans (Excluding
Plan Category	Warrants and Rights	Warrants and Rights	Column)(a)(c)

Equity Compensation Plans Approved by Stockholders	755,417	$3.55	13,997,332	(1)(2)
Equity Compensation Plans Not Approved by Stockholders	31,813	$17.28	1,940,436

Total	787,230		15,937,768

(1)	The Company has previously stated in public filings that it intends to issue future equity compensation only under the 2008 Equity Incentive Plan, pursuant to which 3,297,862 shares remained for issuance as of December 31, 2010.

(2)	These shares remain available for future issuance as stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares and units, and other stock-based awards.

Repurchases of Equity Securities

On May 21, 2008, our Board of Directors terminated all pre-existing share repurchase programs and authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the fiscal year ended December 31, 2010, we did not purchase any shares of our Class A Common Stock. As of December 31, 2010, we had authority to repurchase an additional $68.3 million of our Class A Common Stock.

			Total Number of Shares	Minimum Dollar Value of
			Purchased as Part of	Shares that may Yet
	Total Number of	Average Price Per	Publicly Announced	be Shares Purchased
	Shares Purchased	Share	Program	under the Program

				$75,000,000
January 1, 2008 — December 31, 2008	2,967,949	$2.198	2,967,949	$68,477,544
January 1, 2009 — January 31, 2009	99,737	$1.930	99,737	$68,284,628
January 1, 2010 — December 31, 2010	—	$—	—	$68,284,628

Total	3,067,686		3,067,686

Performance Graph

The following graph compares the total stockholder return on our Class A Common Stock for the year ended December 31, 2010 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) the NASDAQ Stock Market Index the (“NASDAQ Composite”); and (3) an index (“Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2005 with reinvestment of dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 2010. The stock price performance shown in the graph below should not be considered indicative of future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Cumulus	100.00%	119.44%	64.79%	20.06%	18.37%	34.73%
S & P 500	100.00%	88.01%	117.63%	72.36%	89.33%	100.75%
NASDAQ	100.00%	91.31%	120.27%	71.51%	102.89%	120.29%
Radio Index(1)	100.00%	87.05%	56.78%	16.12%	29.64%	52.98%

(1)	The Radio Index includes the stockholder returns for the following companies: Beasley Broadcast Group, Inc., CC Media Holdings, Inc. (Clear Channel Holdings, Inc.), Emmis Communications Corp., Entercom Communications Corp., Radio One, Inc., and Saga Communications, Inc. During the year ended December 31, 2010, Regent Communications, Inc., a company that had been part of the Radio Index, was no longer publicly traded and as a result was removed from the Radio Index for all periods presented. During the year ended December 31, 2010 and for all periods presented, Beasley Broadcast Group, Inc. and CCC Media Holdings, Inc. (Clear Channel Holdings, Inc.) were added as replacements for companies that had been removed.

Item 6.	Selected Consolidated Financial Data

The selected consolidated historical financial data presented below has been derived from our audited consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. Our consolidated historical financial data is not comparable from year to year because of our acquisition and disposition of various radio stations during the periods covered. This data should be read in conjunction with our audited consolidated financial statements and the related notes thereto, as set forth in Part II, Item 8 and with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” set forth in Part II, Item 7 herein (dollars in thousands, except per share data).

	Year Ended December 31,
	2010	2009	2008	2007	2006(4)

STATEMENT OF OPERATIONS DATA:
Net revenues	$263,333	$256,048	$311,538	$328,327	$334,321
Station operating expenses (excluding depreciation, amortization and LMA fees)	159,807	165,676	203,222	210,640	214,089
Depreciation and amortization	9,098	11,136	12,512	14,567	17,420
LMA fees	2,054	2,332	631	755	963
Corporate general and administrative (including
non-cash stock compensation expense)	18,519	20,699	19,325	26,057	41,012
Gain on exchange of assets or stations	—	(7,204)	—	(5,862)	(2,548)
Realized loss on derivative instrument	1,957	3,640	—	—	—
Impairment of intangible assets and goodwill(1)	671	174,950	498,897	230,609	63,424
Other operating expense	—	—	2,041	2,639	—

Operating income (loss)	71,227	(115,181)	(425,090)	(151,078)	(39)
Interest expense, net	(30,307)	(33,989)	(47,262)	(60,425)	(42,360)
Terminated transaction (expense) income	(7,847)	—	15,000	—	—
Losses on early extinguishment of debt	—	—	—	(986)	(2,284)
Other income (expense), net	108	(136)	(10)	117	(98)
Income tax (expense) benefit	(3,779)	22,604	117,945	38,000	5,800
Equity losses in affiliate	—	—	(22,252)	(49,432)	(5,200)

Net income (loss)	$29,402	$(126,702)	$(361,669)	$(223,804)	$(44,181)

Basic income (loss) per common share	$0.70	$(3.13)	$(8.55)	$(5.18)	$(0.87)
Diluted income (loss) per common share	$0.69	$(3.13)	$(8.55)	$(5.18)	$(0.87)
OTHER DATA:
Station Operating Income(2)	$103,526	$90,372	$108,316	$117,687	$120,232
Station Operating Income margin(3)	39.3%	35.3%	34.8%	35.8%	36.0%
Cash flows related to:
Operating activities	$42,616	$28,691	$76,654	$46,057	$65,322
Investing activities	(2,303)	(3,060)	(6,754)	(29)	(19,217)
Financing activities	(43,723)	(62,410)	(49,183)	(16,134)	(48,834)
Capital expenditures	(2,353)	(3,110)	(6,069)	(4,789)	(9,211)
BALANCE SHEET DATA:
Total assets	$319,636	$334,064	$543,519	$1,060,542	$1,333,147
Long-term debt (including current portion)	591,008	633,508	696,000	736,300	731,250
Total stockholders’ (deficit) equity	$(341,309)	$(372,512)	$(248,147)	$119,278	$337,007

(1)	Impairment charge recorded in connection with our interim and annual impairment testing under ASC 350. See Note 4, “Intangible Assets and Goodwill”, for further discussion.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated in accordance with GAAP.

(3)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.

(4)	We recorded certain immaterial adjustments to the 2006 consolidated financial data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Overview & Highlights

As we entered 2010, we forecasted that advertising revenues in our markets would have no significant growth through at least the first quarter of the year, with only modest growth in certain categories throughout the remainder of 2010. Our principal focus for potential revenue growth in 2010 was in two key areas- cyclical political advertising and national advertising. Looking back on our results for 2010, our actual experience and results were generally consistent with that forecast.

Throughout 2010, the disruption in our customers’ buying patterns and turbulence in the overall advertising industry caused by the recent economic recession, generally subsided. By the second half of 2010, we began to see a much more normalized operating cycle, and we began to experience improvements in certain key operating and liquidity metrics as further described below:

•	Our Station Operating Income grew by 14.6% from the prior year, as a result of successfully growing revenues while containing operating costs across our station platform.

•	Improved Station Operating Income primarily enabled us to pay-down approximately $43.1 million of debt under our senior secured credit facilities, which reduced our overall net debt level (total debt less available cash) to $580.9 at December 31, 2010 from $620.6 million at December 31, 2009.

•	The combination of these improved operating results and significant reduction in our debt load enabled us to reduce our Total Leverage Ratio to approximately 6.8 at December 31, 2010 from 8.7 at December 31, 2009.

2010 Amendment to the Credit Agreement

On July 23, 2010, we entered into the July 2010 Amendment. In connection with the July 2010 Amendment, Bank of America, N.A. resigned as administrative agent and the lenders appointed General Electric Capital Corporation as successor administrative agent under the Credit Agreement for all purposes.

In addition, the July 2010 Amendment grants us additional flexibility under the Credit Agreement to, among other things, (i) consummate an asset swap of our radio stations in Canton, Ohio for radio stations in the Ann Arbor, Michigan and Battle Creek, Michigan markets owned by Capstar (and currently operated by us pursuant to LMAs); (ii) subject to certain conditions, acquire up to 100% of the equity interests of CMP or two of its subsidiaries, CMPSC or Radio Holdings; (iii) subject to certain conditions and if necessary in order that certain of CMP’s subsidiaries maintain compliance with applicable debt covenants, make further equity investments in CMP, in an aggregate amount not to exceed $1.0 million; and (iv) enter into sale-leaseback transactions with respect to communications towers that have an aggregate fair market value of no more than $20.0 million, so long as the net proceeds of such transaction are used to repay indebtedness under our term loan facility.

Acquisition of CMP

On January 31, 2011 we signed a definitive agreement to acquire the remaining equity interests of CMP that we do not currently own.

In connection with the acquisition, we expect to issue 9,945,714 shares of our common stock to affiliates of the three private equity firms that collectively own 75.0% of CMP — Bain, Blackstone and THL. Blackstone will receive shares of our Class A common stock and, in accordance with Federal FCC broadcast ownership rules, Bain and THL will receive shares of a new class of our non-voting common stock. We currently own the remaining 25.0% of CMP’s equity interests. In connection with the acquisition, we also intend to acquire all of the outstanding warrants to purchase common stock of a subsidiary of CMP, in exchange for an additional 8,267,968 shares of our common stock.

Based on the closing price of our common stock on January 28, 2011 (the last trading day prior to announcement of the transaction), the implied enterprise value of CMP is approximately $740.0 million, which includes an estimated $660.0 million of CMP net debt and preferred stock as of December 31, 2010. This represents a valuation of approximately 7.8 times CMP’s estimated 2011 station operating income. This transaction will not trigger any change of control provisions in our Credit Agreement or in CMP’s credit agreement or bond indentures.

The transaction is expected to be completed in the second quarter of 2011, and is subject to stockholder and regulatory approvals and other customary conditions. The holders of our shares, representing approximately 54.0% of our voting power, have agreed to vote to approve the share issuances and an amendment to our certificate of incorporation, both of which are required to complete the transaction. In addition, on February 23, 2011, we received an initial order from the FCC approving the transaction. We are currently waiting for the approval to become final.

Acquisition of Citadel

On March 9, 2011, we entered into the Merger Agreement with Citadel, Holdco and Merger Sub. Pursuant to the Merger Agreement, at the closing, Merger Sub will merge with and into Citadel, with Citadel surviving the Merger as an indirect, wholly owned subsidiary of the Company. At the effective time of the Merger, each outstanding share of common stock and warrant of Citadel will be canceled and converted automatically into the right to receive, at the election of the stockholder (subject to certain limitations set forth in the Merger Agreement), (i) $37.00 in cash, (ii) 8.525 shares of our common stock, or (iii) a combination thereof. Additionally, prior to the Merger, each outstanding unvested option to acquire shares of Citadel common stock issued under Citadel’s equity incentive plan will automatically vest, and all outstanding options will be deemed exercised pursuant to a cashless exercise, with the resulting net Citadel shares eligible to receive the Merger consideration. Holders of unvested restricted shares of Citadel common stock will be eligible to receive the Merger consideration for their shares pursuant to the original vesting schedule of such shares. Elections by Citadel stockholders are subject to adjustment so that the maximum amount of shares of our common stock that may be issuable in the Merger is 151,485,282 and the maximum amount of cash payable by us in the Merger is $1,408,728,600.

In connection with entering into The Merger Agreement, we have obtained commitments for up to $500 million in equity financing and commitments for up to $2.525 billion in senior secured credit facilities and $500 million in senior note bridge financing, the proceeds of which will be used to pay the cash portion of the consideration in the Merger, and to effect a refinancing of the combined entity (the Company, CMP and Citadel). Final terms of the debt financing will be set forth in definitive agreements relating to such indebtedness.

The consummation of the Merger is subject to various customary closing conditions, including (i) approval by Citadel’s stockholders, (ii) HSR approval, (iii) regulatory approval by the Federal Communications Commission, and (iv) the absence of a material adverse effect on Citadel or us. Completion of the Merger is anticipated to occur by the end of 2011.

Our Business

We engage in the acquisition, operation, and development of commercial radio stations in the United States. In addition, we, along with three private equity firms, formed CMP, which acquired the radio broadcasting business of Susquehanna in May 2006. As a result of our investment in CMP and the acquisition of Susquehanna’s radio operations, we are the second largest radio broadcasting company in the United States based on number of stations and believe we are the fourth largest radio broadcasting company based on net revenues. As of December 31, 2010, directly and through our investment in CMP, we owned and/or operated 346 stations in 68 United States markets and provided sales and marketing services under local marketing, management and consulting agreements. The following discussion of our financial condition and results of operations includes the results of acquisitions and local marketing, management and consulting agreements.

Advertising Revenue and Station Operating Income

Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format.

The number of advertisements that can be broadcast without jeopardizing listening levels and the resulting ratings are limited in part by the format of a particular station and the local competitive environment. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. The optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $16.7 million, $16.6 million and $14.8 million in 2010, 2009 and 2008, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. In 2010, 2009 and 2008, approximately 84.5%, 89.5% and 89.5%, respectively, of our net broadcasting revenue was generated from the sale of local and regional advertising.

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

Results of Operations

Analysis of Consolidated Statements of Operations

The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Year Ended December 31,			2010 vs 2009		2009 vs 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change

Net revenues	$263,333	$256,048	$311,538	$7,285	2.8%	$(55,490)	(17.8)%
Station operating expenses (excluding depreciation, amortization and LMA fees)	159,807	165,676	203,222	(5,869)	(3.5)%	(37,546)	(18.5)%
Depreciation and amortization	9,098	11,136	12,512	(2,038)	(18.3)%	(1,376)	(11.0)%
LMA fees	2,054	2,332	631	(278)	(11.9)%	1,701	269.6%
Corporate general and administrative (including non-cash stock compensation expense)	18,519	20,699	19,325	(2,180)	(10.5)%	1,374	7.1%
Gain on exchange of assets or stations	—	(7,204)	—	7,204	(100.0)%	(7,204)	**
Realized loss on derivative instrument	1,957	3,640	—	(1,683)	(46.2)%	3,640	**
Impairment of intangible asssets and goodwill	671	174,950	498,897	(174,279)	(99.6)%	(323,947)	(64.9)%
Other operating expense	—	—	2,041	—	**	(2,041)	(100.0)%

Operating income (loss)	71,227	(115,181)	(425,090)	186,408	(161.8)%	309,909	(72.9)%
Interest expense, net	(30,307)	(33,989)	(47,262)	3,682	(10.8)%	13,273	(28.1)%
Terminated transaction (expense) income	(7,847)	—	15,000	(7,847)	**	(15,000)	(100.0)%
Other income (expense), net	108	(136)	(10)	244	(179.4)%	(126)	1260.0%
Income tax (expense) benefit	(3,779)	22,604	117,945	(26,383)	(116.7)%	(95,341)	(80.8)%
Equity losses in affiliate	—	—	(22,252)	—	**	22,252	(100.0)%

Net income (loss)	$29,402	$(126,702)	$(361,669)	$156,104	(123.2)%	$234,967	(65.0)%

**	Calculation is not meaningful.

Our management’s discussion and analysis of results of operations for the three years ended December 31, 2010, have been presented on a historical basis.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

Net Revenues.  Net revenues for the year ended December 31, 2010 increased $7.3 million, or 2.8%, to $263.3 million compared to $256.0 million for the year ended December 31, 2009, primarily due to an $8.6 million increase in national and political revenue which was offset by a decrease of $1.3 million spread over the remainder of the revenue categories. We believe that advertising revenue in our markets will have modest growth through the first half of 2011 as the local advertising marketplace becomes more robust in conjunction with improved macroeconomic conditions. We also believe we will see continued growth in national advertising spending, although at lower levels than we experienced in 2010. While we anticipate continued strength in our core advertising categories into the second half of 2011, we will face a tougher comparison period due to the absence of cyclical political spending. Overall, we are experiencing a much more normalized marketplace than seen in recent years.

Station Operating Expenses (excluding Depreciation, Amortization and LMA Fees).  Station operating expenses for the year ended December 31, 2010 decreased $5.9 million, or 3.5%, to $159.8 million compared to $165.7 million for the year ended December 31, 2009 primarily due to a $3.2 million decrease in programming expense and a $2.8 million decrease in sales expense. We will continue to monitor all our operating costs and to the extent we are able to identify any additional cost saving measures, we will implement them as needed to remain in compliance with current and future debt covenant requirements.

Depreciation and Amortization.  Depreciation and amortization for the year ended December 31, 2010 decreased $2.0 million, or 18.3%, to $9.1 million compared to $11.1 million for the year ended December 31, 2009, resulting from a decrease in our asset base due to assets becoming fully depreciated coupled with a decrease in capital expenditures.

LMA Fees.  LMA fees for the year ended December 31, 2010 decreased $0.2 million to $2.1 million compared to $2.3 million for the year ended December 31 2009. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.

Corporate General and Administrative (including Non-Cash Stock Compensation Expense).  Corporate operating expenses for the year ended December 31, 2010 decreased $2.2 million, or 10.5%, to $18.5 million compared to $20.7 million for the year ended December 31, 2009, primarily due to a decrease in non-recurring severance costs of $0.5 million, a decrease of $1.1 million in consulting and professional fees, with the remaining $0.6 million decrease attributable to miscellaneous expenses.

Gain on Exchange of Assets or Stations.  During the second quarter of 2009 we completed an exchange transaction with Clear Channel to swap five of our radio stations in Green Bay, Wisconsin for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with this transaction, we recorded a gain of approximately $7.2 million during the second quarter. We did not complete any similar transactions in 2010.

Realized Loss on Derivative Instrument.  During the years ended December 31, 2010 and 2009 we recorded charges of $2.0 million and $3.6 million, respectively, related to our recording of the fair market value of the Green Bay Option. We entered into the Green Bay Option in conjunction with an asset exchange in the second quarter of 2009.

Impairment of Intangible Assets and Goodwill.  We recorded approximately $0.7 million and $175.0 million of charges related to the impairment of intangible assets and goodwill for the years ended December 31, 2010 and 2009, respectively. The impairment loss is related to the broadcasting licenses and goodwill recorded in conjunction with our annual impairment testing conducted during the fourth quarter (see Note 4, “Intangible Assets and Goodwill” in the notes to the financial statements that accompany this report).

Interest Expense, net.  Interest expense for the year ended December 31, 2010 decreased $3.7 million, or 10.8%, to $30.3 million compared to $34.0 million for the year ended December 31, 2009. While overall interest expense decreased, the interest expense associated with outstanding debt increased by $4.0 million to $26.0 million as compared to $22.0 million in the prior year’s period. This increase was primarily due to an increase in interest rates, partially offset by a decrease in the borrowing base due to the pay-down of approximately $43.1 million of debt compared to the same period in the prior year. Additionally, interest expense increased by $1.4 million related to the yield adjustment on the interest rate swap. These increases were offset by a $9.1 million decrease in the fair value of the interest rate swap/option agreement. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended
	December 31,
	2010	2009	$ Change

Bank borrowings — term loan and revolving credit facilities	$25,993	$21,958	$4,035
Bank borrowings yield adjustment — interest rate swap	14,796	13,395	1,401
Change in the fair value of interest rate swap agreement	(11,957)	(3,043)	(8,914)
Change in fair value of interest rate option agreement	—	175	(175)
Other interest expense	1,483	1,565	(82)
Interest income	(8)	(61)	53

Interest expense, net	$30,307	$33,989	$(3,682)

Costs Associated with Terminated Transaction.  For the year ended December 31, 2010, we incurred $7.8 million in costs associated with a terminated transaction, which costs are payable in 2011, attributable to the settlement of litigation related to our since-terminated attempt to purchase radio station WTKE-FM in Holt, Florida (see Note 15, “Commitments and Contingencies” in the notes to the financial statements that accompany this report). We had no similar expense for the year ended December 31, 2009.

Income Tax (Expense) Benefit.  We recorded an income tax expense of $3.8 million as compared with a $22.6 million benefit during the prior year. The income tax expense for 2010 is primarily due to tax amortization of intangible assets, while the 2009 benefit is primarily due to the impairment charge on intangible assets.

Equity Loss in Affiliate.  During the years ended December 31, 2010 and 2009, our share of CMP’s accumulated deficit exceeded our investment in CMP, and as a result, we did not record a gain or loss.

Station Operating Income.  As a result of the factors described above, Station Operating Income for the year ended December 31, 2010 increased $13.1 million, or 14.6%, to $103.5 million compared to $90.4 million for the year ended December 31, 2009.

Reconciliation of Non-GAAP Financial Measure.  The following table reconciles Station Operating Income to net income as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	Year Ended
	December 31,
	2010	2009	$ Change

Operating income (loss)	$71,227	$(115,181)	$186,408
Depreciation and amortization	9,098	11,136	(2,038)
LMA fees	2,054	2,332	(278)
Noncash stock compensation	2,451	2,879	(428)
Corporate general and administrative	16,068	17,820	(1,752)
Gain on exchange of assets or stations	—	(7,204)	7,204
Realized loss on derivative instrument	1,957	3,640	(1,683)
Impairment of intangible assets and goodwill	671	174,950	(174,279)

Station Operating Income	$103,526	$90,372	$13,154

Intangible Assets (including Goodwill).  Intangible assets, net of amortization, were $217.0 million and $217.5 million as of December 31, 2010 and 2009, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to a $0.7 million impairment charge taken for the year ended December 31, 2010, in connection with our annual impairment evaluation in the fourth quarter of 2010 which was offset by the purchase of $0.2 million of intangible assets in 2010.

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

The table below represents the financial assets and liabilities at December 31, 2010 which we measured at fair value and the percentage thereof which use unobservable Level 3 inputs to do so.

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
	Total Fair Value	(Level 1 )	(Level 2)	(Level 3)

Financial liabilities measured at fair value at December 31, 2010
Interest rate swap	$(3,683)	$—	$(3,683)	$—
Green Bay option	(8,030)	—	—	(8,030)

Total financial assets	$(11,713)	$—	$(3,683)	$(8,030)

Level 3 liabilities as a percentage of total liabilities measured at fair value		68.6%

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

Corporate General and Administrative (including Non-Cash Stock Compensation Expense).  Corporate operating expenses for the year ended December 31, 2009 increased $1.4 million, or 7.1%, to $20.7 million compared to $19.3 million for the year ended December 31, 2008, primarily due to non-recurring severance costs and other professional fees associated with corporate restructuring of approximately $0.6 million, an increase of $1.0 million in professional fees associated with our defense of certain lawsuits, transaction costs associated with an asset exchange and the amendment to the Credit Agreement governing our senior secured credit facilities (the “June 2009 Amendment”), and a $1.2 million increase in franchise taxes resulting from one-time prior period credits, partially offset by a $1.8 million decrease in non-cash stock compensation, with the remaining $0.4 million increase attributable to miscellaneous expenses.

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

Impairment of Intangible Assets and Goodwill.  We recorded approximately $175.0 million and $498.9 million of charges related to the impairment of intangible assets and goodwill for the years ended December 31, 2009 and 2008, respectively. The impairment loss related to the broadcasting licenses and goodwill recorded during the third and fourth quarters of 2009 was primarily due to changes in certain key assumptions and estimates used to determine fair value. The primary drivers of the change were decreases in advertising revenue growth projections for the radio broadcasting industry. Declines of specific markets’ revenue and increases in the discount rates were the primary reasons for further decline in the fourth quarter (see Note 4, “Intangible Assets and Goodwill” in the notes to the financial statements that accompany this report).

Costs Associated With Terminated Transaction.  We did not incur any costs associated with a terminated transaction for the year ended December 31, 2009 as compared to $2.0 million in 2008. These costs were attributable to a going-private transaction that was terminated in May 2008.

Interest Expense, net.  Interest expense, net of interest income, for the year ended December 31, 2009 decreased $13.3 million, or 28.1%, to $34.0 million compared to $47.3 million for the year ended year ended December 31, 2008. Interest expense associated with outstanding debt decreased by $11.9 million to $22.0 million as compared to $33.9 million in the prior year’s period, primarily due to lower average levels of bank debt, as well as a decrease in the interest rates associated with our indebtedness. This decrease was offset by a $13.6 million increase in the yield-adjustment associated with our interest rate swap due to a decrease in the LIBOR rate. We fixed $400.0 million of our term loan assuming interest rates would continue to increase, however, in light of the recent economic downturn our borrowing rates have significantly decreased and remain extremely low. Thus, this fluctuation in the derivative increased our interest expense. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

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

Reconciliation of Non-GAAP Financial Measure.  The following table reconciles Station Operating Income to net income as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	Year Ended
	December 31,
	2009	2008	$ Change

Operating loss	$(115,181)	$(425,090)	$309,909
Depreciation and amortization	11,136	12,512	(1,376)
LMA fees	2,332	631	1,701
Noncash stock compensation	2,879	4,663	(1,784)
Corporate general and administrative	17,820	14,662	3,158
Gain on exchange of assets or stations	(7,204)	—	(7,204)
Realized loss on derivative instrument	3,640	—	3,640
Impairment of intangible assets and goodwill	174,950	498,897	(323,947)
Costs associated with terminated transaction	—	2,041	(2,041)

Station Operating Income	$90,372	$108,316	$(17,944)

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

The following table summarizes our historical funding needs for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Repayments of bank borrowings	$43,136	$59,110	$115,300
Interest payments	41,416	39,381	36,789
Capital expenditures	2,353	3,110	6,069
Acquisitions and purchase of intangible assets	246	—	1,008
Repurchases of common stock	—	193	6,522

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

Our principal sources of funds for these requirements have been cash flow from operations and borrowings under our senior secured credit facilities. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics or, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of accounts receivable that are owed to us. Management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process. As discussed further below, borrowings under our senior secured credit facilities are subject to financial covenants that can restrict our financial flexibility. Further, our ability to obtain additional equity or debt financing is also subject to market conditions and operating performance. In addition, pursuant to the June 2009 Amendment to the Credit Agreement, we were required to repay 100% Excess Cash Flow (as defined in the Credit Agreement) on a quarterly basis from September 30, 2009 through December 31, 2010, while maintaining a minimum balance of $7.5 million of cash on hand. We have assessed the implications of these factors on our current business and determined, based on our financial condition as of December 31, 2010, that cash on hand and cash expected to be generated from operating activities and, if necessary, further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and potential acquisitions and repurchases of securities and other debt obligations through December 31, 2011. However, given the uncertainty of our markets’ cash flows, and the impact of the current economic environment, there can be no assurance that cash generated from operations will be sufficient or financing will be available at terms, and on the timetable, that may be necessary to meet our future capital needs.

Our 2011 operating plan takes into account the industry turbulence experienced over the past few years, and its recent stabilization. We anticipate that our plan will enable us to remain in compliance with all bank covenants, including the Total Leverage Ratio covenant in effect on March 31, 2011, through March 31, 2012. The severe recession experienced in 2008-09, plus a material decline in automotive advertising, created a historically unique period for the radio industry over the past three years. However, we saw a general stabilization in the broader economy during 2010 and a continuation of the modest increases in advertising spending seen late in the fourth quarter of 2009. Altogether, these events fueled modest revenue growth for our company and the industry at-large in 2010.

As we look ahead, we believe 2011 will be fairly consistent with the prior year, again anticipating a period of modest growth for the radio industry overall. However, unlike 2010, where growth was driven primarily by automotive and political advertising, we anticipate that 2011 growth will be driven by more broad-based increases across all key advertising categories as local advertising overall continues to show strength. In addition, the maturity/expiration of our interest rate swap should provide us with an additional $10.0 million to $12.0 million in free cash flow during the last three quarters of 2011 over the same prior year period. Finally, in accordance with the terms of our amended term loan facility, interest rate spread on our borrowings is expected to decrease by an additional 50 basis points when the first quarter 2011 Excess Cash Flow payment is made. All of the aforementioned factors should help contribute to a more efficient capital structure by enhancing our overall working capital and liquidity.

If our revenues were to be significantly less than planned due to difficult market conditions or for other reasons, our ability to maintain compliance with the financial covenants in our Credit Agreement would become increasingly difficult without remedial measures, such as the implementation of further cost abatement initiatives. If our remedial measures were not successful in maintaining covenant compliance, then we would need to seek an amendment or waiver to our Credit Agreement, which could result in higher interest expense or other fees or costs to us. There can be no assurance that we can obtain such amendment or waiver to our Credit Agreement.

Cash Flows from Operating Activities

	2010	2009	2008

Net cash provided by operating activities	$42,616	$28,691	$76,654

For the years ended December 31, 2010 and 2009, net cash provided by operating activities increased $13.9 million and decreased $48.0 million, respectively. Excluding non-cash items, we generated comparable levels of operating income for 2010 and 2009 as compared with the prior years. As a result, the change in cash flows from operations was primarily attributable to the timing of certain payments.

Cash Flows used in Investing Activities

	2010	2009	2008

Net cash used in investing activities	$(2,303)	$(3,060)	$(6,754)

For the year ended December 31, 2010, net cash used in investing activities decreased $0.8 million, primarily due to a $0.8 million decrease in capital expenditures. Net cash used in investing activities decreased $3.7 million for the year ended December 31, 2009. The decrease is primarily due to a $3.0 million decrease in capital expenditures and a $0.2 million decrease in proceeds from the sales of radio assets year over year.

Cash Flows used in Financing Activities

	2010	2009	2008

Net cash used in financing activities	$(43,723)	$(62,410)	$(49,183)

For the year ended December 31, 2010, net cash used in financing activities decreased $18.7 million, primarily due to a $16.0 million decrease in repayments of debt in 2010 as compared to 2009 and a $2.8 million decrease related to fees paid directly to our lenders. For the year ended December 31, 2009 net cash used in financing activities increased $13.2 million, primarily due to repayment of borrowings under our credit facility.

2010 Acquisitions

We did not complete any material acquisitions or dispositions during the year ended December 31, 2010.

2009 Acquisitions

Green Bay and Cincinnati Asset Exchange

On April 10, 2009, we completed an asset exchange agreement with Clear Channel. As part of the asset exchange, we acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in consideration for five of our radio stations in the Green Bay, Wisconsin market. The exchange transaction provided us with direct entry into the Cincinnati market (notwithstanding our current presence in Cincinnati through our investment in CMP), which was ranked #28 at that time by Arbitron. Larger markets are generally desirable for national advertisers, and have large and diversified local business communities providing for a large base of potential advertising clients. The transaction was accounted for as a business combination. The fair value of the assets acquired in the exchange was $17.6 million (refer to the table below for the purchase price allocation). We incurred approximately $0.2 million of acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The results of operations for the Cincinnati stations acquired are included in our consolidated statements of operations since the acquisition date. The results of the Cincinnati stations were not material. Prior to the asset exchange, we did not have a preexisting relationship with Clear Channel within the Green Bay market.

In conjunction with the exchange, we entered into an LMA with Clear Channel whereby we agreed to provide programming, sell advertising, and retain operating profits for managing the five Green Bay radio stations. In consideration for these rights, we pay Clear Channel a monthly fee of approximately $0.2 million over the term of the agreement. The term of the LMA is for five years, expiring December 31, 2013. In conjunction with the LMA, we included the net revenues and station operating expenses associated with operating the Green Bay stations in our consolidated financial statements from the effective date of the LMA (April 10, 2009) through December 31, 2009. Additionally, Clear Channel negotiated the Green Bay Option, which allows them to require us to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA agreement is terminated prior to this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). We accounted for the Green Bay Option as a derivative contract and accordingly, the fair value of the Green Bay Option was recorded as a liability at the acquisition date and offset against the gain associated with the asset exchange. Subsequent changes to the fair value of the derivative are recorded through earnings.

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

WZBN-FM Swap

During the first quarter ended March 31, 2009, we completed a swap transaction pursuant to which we exchanged WZBN-FM, Camilla, Georgia, for W250BC, a translator licensed for use in Atlanta, Georgia, owned by Extreme Media Group. The transaction was accounted as a business combination and was not material to our results.

Completed Dispositions

We did not complete any divestitures during the years ended December 31, 2010 and December 31, 2009, other than as described above.

Pending Acquisitions

At December 31, 2010, we had pending a swap transaction pursuant to which we would exchange our Canton, Ohio Station, WRQK-FM, for eight stations owned by Clear Channel in Ann Arbor, Michigan (WTKA-AM, WLBY-AM, WWWW-FM, WQKL-FM) and Battle Creek, Michigan (WBFN-AM, WBCK-FM, WBCK-AM and WBXX-FM). We will dispose of two of the AM stations in Battle Creek, WBCK-AM and WBFN-AM, simultaneously with the closing of the swap transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM will be transferred to Family Life Broadcasting System placed in a trust for the sale of the station to an unrelated third party and WBFN-AM will be transferred to Family Life Broadcasting System.

Credit Agreement and the June 2009 Amendment

We experienced revenue declines in late 2008 and throughout 2009 in line with macro industry trends and consistent with our radio peer group, particularly when compared to groups with similar market sizes and portfolio composition. In anticipation of significant revenue declines and in an attempt to mitigate the effect of these declines on profitability, in early 2009 we engaged in an aggressive cost cutting campaign across all of our stations and at corporate headquarters. However, even with these cost containment initiatives in place, our rapidly deteriorating revenue outlook left uncertainty as to whether we would be able to maintain compliance with the covenants in the then-existing Credit Agreement. As an additional measure, we obtained the June 2009 Amendment to the Credit Agreement that, among other things, temporarily suspended certain financial covenants, as further described below.

The Credit Agreement maintains the preexisting term loan facility of $750.0 million, which had an outstanding balance of approximately $647.9 million immediately after closing the June 2009 Amendment, and reduced the preexisting revolving credit facility from $100.0 million to $20.0 million. Incremental facilities are no longer permitted as of June 30, 2009 under the Credit Agreement.

Our obligations under the Credit Agreement are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect subsidiaries, including Broadcast Software International, Inc., which prior to the June 2009 Amendment, was an excluded subsidiary. Our obligations under the Credit Agreement continue to be guaranteed by all of our subsidiaries.

The Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The term loan facility will mature on June 11, 2014. The revolving credit facility will mature on June 7, 2012.

Borrowings under the term loan facility and revolving credit facility bore interest, at our option, at a rate equal to LIBOR plus 4.0% or the Alternate Base Rate (currently defined as the higher of the Wall Street Journal’s Prime Rate and the Federal Funds rate plus 0.5%) plus 3.0%. In July 2010, our aggregate principal payments which were made in accordance with our obligation to make mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, exceeded $25.0 million, and triggered a reduction in our interest rate equal to LIBOR plus 3.8% or the Alternate Base Rate plus 2.8%. Once we reduce the term loan facility by an aggregate of $50.0 million through further mandatory prepayments of Excess Cash Flow, the revolving credit facility will bear interest, at our option, at a rate equal to LIBOR plus 3.3% or the Alternate Base Rate plus 2.3%.

In connection with the closing of the June 2009 Amendment, we made a voluntary prepayment in the amount of $32.5 million. We were also required to make quarterly mandatory prepayments of 100% of Excess Cash Flow through December 31, 2010, before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on our leverage, beginning in 2011. Certain other mandatory prepayments of the term loan facility will be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.

Covenants

The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the June 2009 Amendment, except as follows:

•	the total leverage ratio and fixed charge coverage ratio covenants were suspended during the Covenant Suspension Period;

•	during the Covenant Suspension Period, we were required to: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	we are restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	we could not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments (except under certain circumstances, pursuant to the July 2010 Amendment to the Credit Agreement, described under the caption “— July 2010 Amendment”), during the Covenant Suspension Period (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	we must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.

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

As discussed above, our covenants for the year ended December 31, 2010 were as follows:

•	a minimum trailing twelve month consolidated EBITDA of $66.0 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $10.0 million annually.

The trailing twelve month consolidated EBITDA and cash on hand at December 31, 2010 were $87.8 million and $12.8 million, respectively.

If we had been unable to obtain the June 2009 Amendment to the Credit Agreement, such that the original total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the year ended December 31, 2010 would have been as follows:

•	a maximum total leverage ratio of 8.0:1; and

•	a minimum fixed charge coverage ratio of 1.2:1.

At December 31, 2010, the total leverage ratio was 6.8:1 and the fixed charge coverage ratio was 2.2:1. For the quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.5:1 and the fixed charge coverage ratio covenant will be 1.2:1.

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

As of December 31, 2010, prior to the effect of the forward-starting LIBOR based interest rate swap arrangement entered into in May 2005 (“May 2005 Swap”), the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.0%. As of December 31, 2010, the effective interest rate inclusive of the May 2005 Swap was approximately 5.7%.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, our management, in consultation with the Audit Committee of our Board of Directors, evaluates these estimates, including those related to bad debts, intangible assets, self-insurance liabilities, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as persuasive evidence that an arrangement exists and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast.

Accounts Receivable and Concentration of Credit Risks

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on several factors including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

In the opinion of our management, credit risk with respect to accounts receivable is limited due to the large number of our diversified customers and the geographic diversification of our customer base. We perform ongoing credit evaluations of our customers and believe that adequate allowances for any uncollectible accounts receivable are maintained.

Intangible Assets

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of certain intangible assets and our goodwill annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair market value. For the year ended December 31, 2010 and 2009, we recorded aggregate impairment charges of $0.7 million and $175.0 million, respectively, to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. As of December 31, 2010, we had $217.1 million in intangible assets and goodwill, which represented approximately 67.7% of our total assets.

We perform our annual impairment tests for indefinite-lived intangibles and goodwill during the fourth quarter. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairment tests are performed. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. As part of our overall planning associated with the testing of goodwill, we have determined that our geographic markets are the appropriate unit of accounting.

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

For our annual impairment test, we performed the Step 1 test and compared the fair value of each market to the carrying value of its net assets as of December 31, 2010 using the Step 1 test. This test was used to determine if any of our markets have an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the market). Instances where this was the case, we then performed the Step 2 test in order to determine if goodwill in those markets was impaired.

Our analysis determined that, based on our Step 1 goodwill test, the fair value of 1 of our 16 markets containing goodwill balances was below its carrying value. For the remaining markets, since no impairment indicator existed in step 1, we determined goodwill was appropriately stated as of December 31, 2010.

Step 2 Goodwill Test

As required by the Step 2 test, we prepared an allocation of the fair value of the markets identified in the Step 1 test as if each market was acquired in a business combination. The presumed “purchase price” utilized in the calculation is the fair value of the market determined in the Step 1 test. The results of the Step 2 test and the calculated impairment charge follows (dollars in thousands):

	Reporting Unit	Implied Goodwill	December 31, 2010
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 27	$1,017	$—	$42	$42

The following table provides a breakdown of the goodwill balances as of December 31, 2010, by market:

Market ID	Goodwill Balance

Market 7	$3,827
Market 8	3,726
Market 11	13,847
Market 59	875
Market 17	2,450
Market 19	1,672
Market 26	2,068
Market 30	5,684
Market 35	1,150
Market 36	712
Market 37	9,754
Market 48	1,478
Market 51	4,284
Market 56	2,585
Market 57	1,967

$56,079

To validate our conclusions and determine the reasonableness of the impairment charge related to goodwill, we:

•	conducted an overall reasonableness check of our fair value calculations by comparing the aggregate, calculated fair value of our markets to our market capitalization as of December 31, 2010 ;

•	prepared a market fair value calculation using a multiple of Adjusted EBITDA as a comparative data point to validate the fair values calculated using the discounted cash-flow approach;

•	reviewed the historical operating performance of each market with impairment;

The discount rate employed in the market fair value calculation ranged between 11.8% and 12.1% for our annual test. We believe that the discount rate range was appropriate and reasonable for goodwill purposes due to the resulting implied exit multiple of approximately 8.7.

For periods after 2010, we projected a median annual revenue growth of 2.8% and median annual operating expense to increase at a growth rate of 2.5% for our annual test. We derived projected expense growth based primarily on the stations’ historical financial performance and expected future revenue growth. Our projections were based on then-current market and economic conditions and our historical knowledge of the markets.

After completing our annual test, as compared with the market capitalization value of $727.7 million as of December 31, 2010, the aggregate fair value of all markets of approximately $767.8 million was approximately $40.1 million, or 5.5%, higher than market capitalization.

Key data points included in the market capitalization calculations were as follows:

•	shares outstanding of 42.0 million as of December 31, 2010;

•	average closing price of our Class A Common Stock over 30 days for December 31, 2010 of $4.28 per share; and

•	debt discounted by 7.3% (gross $593.7 million and $547.8 million, net), on December 31, 2010.

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

As a result of the annual impairment test, we determined that the carrying value of certain reporting units’ FCC licenses exceeded their fair values. Accordingly, we recorded impairment charges of $0.6 million as a result of the annual impairment test to reduce the carrying value of these assets.

We note that the following considerations continue to apply to the FCC licenses:

•	In each market, the broadcast licenses were purchased to be used as one combined asset;

•	The combined group of licenses in a market represents the “highest and best use of the assets”; and

•	Each market’s strategy provides evidence that the licenses are “complementary”.

For the annual impairment test we utilized the three most widely accepted approaches in conducting our appraisals: (1) the cost approach, (2) the market approach, and (3) the income approach. In conducting the appraisals, we conducted a thorough review of all aspects of the assets being valued.

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

We discounted the net free cash flows using an appropriate after-tax average weighted cost of capital ranging between approximately 12.1% and 12.4% for the annual test, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, we estimated a perpetuity value, and then discounted to present values, as of the valuation date.

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

In order to estimate what listening audience share and revenue share would be expected for each station by market, we analyzed the Arbitron audience estimates over the past two years to determine the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often we made adjustments to the listening share and revenue share based on its stations’ signal coverage of the market and the surrounding area’s population as compared to the other stations in the market. Based on management’s knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the stations’ gross revenues through 2018;

•	the projected operating expenses and profits over the same period of time (we considered operating expenses, except for sales expenses, to be fixed, and assumed sales expenses to be a fixed percentage of revenues);

•	the calculations of yearly net free cash flows to invested capital;

•	depreciation on start-up construction costs and capital expenditures (we calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air); and

•	amortization of the intangible asset — the FCC License (we calculated amortization on a straight line basis over 15 years).

In addition, we performed the following sensitivity analyses to determine the impact of a 1.0% change in certain variables contained within the impairment model:

Increase in License Impairment
Assumption Change	At December 31, 2010
(In millions)

1% decline in revenue growth rates	$0.3
1% decline in Station Operating Income	0.5
1% increase in discount rate	0.4

We prepared the following sensitivity analysis on markets for which the analysis indicated no impairment by applying a hypothetical 10.0%, 15.0%, or 20.0% decrease in the fair value of the broadcast licenses.

Change in License Fair Value	Additional Impairment

10.0%	$3,149
15.0%	5,423
20.0%	8,549

After federal and state taxes are subtracted, net free cash flows were reduced for working capital. According to recent editions of Risk Management Association’s Annual Statement Studies, over the past five years, the typical radio station has an average ratio of sales to working capital of 10.34. In other words, approximately 9.7% of a typical radio station’s sales go to working capital. As a result, we have allowed for working capital in the amount of 9.7% of the station’s incremental net revenues for each year of the projection period. After subtracting federal and state taxes and accounting for the additions to working capital, we determined net free cash flows.

Valuation Allowance on Deferred Taxes

In connection with the elimination of amortization of broadcast licenses upon the adoption of ASC 350, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have a valuation allowance of approximately $256.8 million as of December 31, 2010 based on our assessment of whether it is more likely than not these deferred tax assets related to our net operating loss carry-forwards (and certain other deferred tax assets) will be realized. Should we determine that we would be able to realize all or part of these net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made

Stock-based Compensation

Stock-based compensation expense recognized under ASC 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2010, 2009 and 2008 was $2.5 million, $2.9 million, and $4.7 million respectively, before income taxes. Upon adopting ASC 718, for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For restricted stock awards with performance conditions, we have evaluated the probability of vesting of the awards at each reporting period and have adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.

Trade Transactions

We provide advertising time in exchange for certain products, supplies and services. We include the value of such exchanges in both station revenues and station operating expenses. Trade valuation is based upon our management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2010, 2009 and 2008, amounts reflected under trade transactions were: (1) trade revenues of $16.7 million, $16.6 million and $14.8 million, respectively; and (2) trade expenses of $16.5 million, $16.3 million and $14.5 million, respectively.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2010 (dollars in thousands):

Payments Due By Period

		Less Than	2 to 3	4 to 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Long-term debt(1)	$593,755	$15,165	$298,416	$280,174	$—
Operating leases	33,358	6,680	11,407	7,465	7,806
Digital radio capital obligations(2)	24,840	—	1,080	2,280	21,480
Other operating contracts(3)	4,020	2,020	2,000	—	—
Terminated transaction	7,000	7,000	—	—	—

Total contractual cash obligations	$662,973	$30,865	$312,903	$289,919	$29,286

(1)	Under the Credit Agreement, the maturity of our outstanding debt could be accelerated if we do not maintain certain restrictive financial and operating covenants. Based on long-term debt amounts outstanding at December 31, 2010, scheduled annual principal amortization and the current effective interest rate on such long-term debt amounts outstanding, we would be obligated to pay approximately $134.0 million of interest on borrowings through June 2014 ($43.6 million due in less than one year; $83.2 million due in years two and three; $7.2 million due in year four; and $0.0 million due in year five and thereafter).

(2)	Amount represents the estimated capital requirements to convert 207 of our stations to a digital broadcasting format in future periods.

(3)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations that include all significant terms, as well as, the employment contract with our CEO, Mr. L. Dickey.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2010.

Recent Accounting Pronouncements

ASU 2009-17.  In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”) which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach primarily focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb the losses of the entity or (2) the right to receive the benefits from the entity. ASU No. 2009-17 also requires additional disclosure about a reporting entity’s involvement in a VIE, as well as any significant changes in risk exposure due to that involvement. ASU No. 2009-17 is effective for annual and interim periods beginning after November 15, 2009. The adoption of ASU No. 2009-07 required us to make additional disclosures but did not have a material impact on our financial position, results of operations, and cash flows. See Note 19, “Variable Interest Entities”, for further discussion.

ASU 2010-06.  The FASB issued ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. We adopted the portions of this update which became effective January 1, 2010, for our financial statements as of that date. See Note 7, “Fair Value Measurements”.

ASU 2010-28.  In December 2010, the FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. This ASU updates ASC 350, Intangibles — Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance will be effective for us on January 1, 2011. The amended guidance is not expected to have a material impact on our consolidated financial statements.

ASU 2010-29.  In December 2010, the FASB issued clarification of the accounting guidance around disclosure of pro forma information for business combinations that occur in the current reporting period. The guidance requires us to present pro forma information in our comparative financial statements as if the acquisition date for any business combinations taking place in the current reporting period had occurred at the beginning of the prior year reporting period. We will adopt this guidance effective January 1, 2011, and will include any required pro forma information for the proposed acquisition of CMP, which is expected to be completed in the first half of 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

At December 31, 2010, 32.6% of our long-term debt bears interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2010 average interest rate under these borrowings, it is estimated that our 2010 interest expense and net income would have changed by $5.9 million. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. In May 2005, we also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America to unilaterally extend the period of the May 2005 Swap for two additional years, from March 13, 2009 through March 13, 2011. This option was exercised on March 11, 2009 by Bank of America. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Segregating the $193.8 million of borrowings outstanding at December 31, 2010 that are not subject to the interest rate swap and assuming a one percentage point change in the 2010 average interest rate under these borrowings, it is estimated that our 2010 interest expense and net income would have changed by $1.9 million.

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

The information in response to this item is included in our consolidated financial statements, together with the reports thereon of PricewaterhouseCoopers LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of December 31, 2010. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

Lewis W. Dickey, Jr.	Joseph P. Hannan

Chairman, President and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer

(c)	Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Members of the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding our executive officers is contained in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding securities authorized for issuance under our executive compensation plans is contained in Part II of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Auditor Fees and Services” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

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

(a) (3) Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended (incorporated herein by reference to Exhibit 3.1 to our Form 8-K, filed on November 26, 2008.
3.2	Amended and Restated Bylaws of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 of our Form 8-K, filed on November 26, 2008.
4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of our current report on Form 8-K, filed on August 2, 2002).
4.2	Voting Agreement, dated as of June 30, 1998, by and between NationsBanc Capital Corp., Cumulus Media Inc. and the stockholders named therein (incorporated herein by reference to Exhibit 4.2 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
4.3	Shareholder Agreement, dated as of the March 28, 2002, by and between BancAmerica Capital Investors SBIC I, L.P. and Cumulus Media Inc. (incorporated herein by reference to Exhibit(d)(3) of our Schedule TO-I, filed on May 17, 2006).
4.4	Voting Agreement, dated as of January 6, 2009, by and among Cumulus Media Inc. and the Dickey stockholders (incorporated by reference to Exhibit 10.1 to our Form 8-K, filed on January 6, 2009).
4.5	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to our Form 8-K, filed on June 30, 2009.
4.6	Registration Rights Agreement, dated as of June 30, 1998, by and among Cumulus Media Inc., NationsBanc Capital Corp., Heller Equity Capital Corporation, The State of Wisconsin Investment Board and The Northwestern Mutual Life Insurance Company (incorporated herein by reference to Exhibit 4.1 of our quarterly report on Form 10-Q for the period ended September 30, 2001).
4.7	Amended and Restated Registration Rights Agreement, dated as of January 23, 2002, by and among Cumulus Media Inc., Aurora Communications, LLC and the other parties (identified herein by reference to Exhibit 2.2 of our current report on Form 8-K, filed on February 7, 2002).
4.8	Registration Rights Agreement, dated March 28, 2002, between Cumulus Media Inc. and DBBC, L.L.C. (incorporated herein by reference to Exhibit 10.18 of our annual report on Form 10-K for the year ended December 31, 2002).
10.1	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on June 7, 2001 (Commission File No. 333-62538)).
10.2	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 of our registration statement on Form S-8, filed on April 15, 2003 (Commission File No. 333-104542)).
10.3	Amended and Restated Cumulus Media Inc. 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A of our proxy statement on Schedule 14A, filed on April 13, 2007 (Commission File No. 333-118047)).
10.4	Cumulus Media Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit A of our proxy statement on Schedule 14A, filed on October 17, 2008 (Commission File No. 000-24525)).
10.5	Form of Restricted Shares Agreement for awards under the Cumulus Media Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed on May 27, 2008).
10.6	Restricted Stock Award, dated April 25, 2005, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on April 29, 2005).
10.7	Form of Restricted Stock Award (incorporated herein by reference to Exhibit 10.2 of our current report on Form 8-K, filed on April 29, 2005).
10.8	Form of Restricted Share Award Certificate (incorporated herein by reference to Exhibit (d)(7) of our Schedule TO-I, filed on December 1, 2008).
10.9	Form of New Option Award Certificate (incorporated herein by reference to Exhibit (d)(8) of our Schedule TO-I, filed on December 1, 2008).
10.10	Form of 2008 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 of our current report on Form 8-K, filed on March 4, 2009).
10.11	Form of 2008 Equity Incentive Plan Stock Option Award Agreement.
10.12	Third Amended and Restated Employment Agreement between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on December 22, 2006).

10.13		First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed on January 6, 2009).
10.14		Employment Agreement between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the period ending September 30, 2001).
10.15		First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media Inc. and John G. Pinch (incorporated herein by reference to Exhibit 10.4 to our Form 8-K, filed on January 6, 2009).
10.16		Employment Agreement between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ending September 30, 2001).
10.17		First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media Inc. and John W. Dickey (incorporated herein by reference to Exhibit 10.3 to our Form 8-K, filed on January 6, 2009).
10.21		Credit Agreement, dated as of June 7, 2006, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to 10.1 of our current report on Form 8-K, filed on June 8, 2002).
10.22		Guarantee and Collateral Agreement, dated as of June 15, 2006, among the Cumulus Media Inc., its Subsidiaries identified therein, and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2006).
10.23		Amendment No. 1 to Credit Agreement, dated as of June 11, 2007, among Cumulus Media Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of our current report on Form 8-K, filed on June 15, 2007).
10.25		Amendment No. 3 to Credit Agreement, dated as of June 29, 2009, by and among, Cumulus Media Inc., Bank of America, N.A., as Administrative Agent, the Lenders party thereto, and the Subsidiary Loan Parties thereto (incorporated herein by reference to Exhibit 10.1 to our Form 8-K, filed June 30, 2009).
10.26		Warrant Agreement, dated as of June 29, 2009, by and among, Cumulus Media Inc., Lewis W. Dickey, Jr., Lewis W. Dickey, Sr., John W. Dickey, Michael W. Dickey, David W. Dickey, Lewis W. Dickey, Sr. Revocable Trust, DBBC, LLC and the Consenting Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to our Form 8-K, filed June 30, 2009).
10.27		Amendment No. 4 to Credit Agreement, dated as of July 23, 2010, by and among, Cumlus Media Inc., the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated herein by reference to our Form 8-K, filed July 26, 2010).
21.1		Subsidiaries of Cumulus Media Inc. (incorporated herein by reference to Exhibit 21.1 to our Form 10-K, filed on March 16, 2008).
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(b) Exhibits.  See Item 15(a)(3).

(c) Financial Statement Schedules.  Schedule II — Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 2011.

CUMULUS MEDIA INC.

By	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President,
Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 14, 2011

/s/ Joseph P. Hannan Joseph P. Hannan	Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2011

/s/ Linda A. Hill Linda A. Hill	Chief Accounting Officer (Corporate Controller and Principal Accounting Officer)	March 14, 2011

/s/ Ralph B. Everett Ralph B. Everett	Director	March 14, 2011

/s/ Eric P. Robison Eric P. Robison	Director	March 14, 2011

/s/ Robert H. Sheridan, III Robert H. Sheridan, III	Director	March 14, 2011

/s/ David M. Tolley David M. Tolley	Director	March 14, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Cumulus Media Inc., are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ deficit and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Cumulus Media Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index           presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 14, 2011

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
 (Dollars in thousands, except for share data)

	2010	2009

Assets
Current assets:
Cash and cash equivalents	$12,814	$16,224
Restricted cash	604	789
Accounts receivable, less allowance for doubtful accounts of $1,115 and $1,166 in 2010 and 2009, respectively	38,267	37,504
Trade receivable	3,605	5,488
Prepaid expenses and other current assets	4,403	4,709

Total current assets	59,693	64,714
Property and equipment, net	39,684	46,981
Intangible assets, net	160,970	161,380
Goodwill	56,079	56,121
Other assets	3,210	4,868

Total assets	$319,636	$334,064

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$20,365	$13,635
Trade payable	3,569	5,534
Derivative instrument	3,683	—
Current portion of long-term debt	15,165	49,026

Total current liabilities	42,782	68,195
Long-term debt	575,843	584,482
Other liabilities	17,590	32,598
Deferred income taxes	24,730	21,301

Total liabilities	660,945	706,576

Stockholders’ Deficit:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2010, shares designated as stated value $1,000 per share; 0 shares issued and outstanding in both 2010 and 2009 and 12,000 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding in both 2010 and 2009	—	—
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 59,599,857 shares issued, 35,538,530 and 35,162,511 shares outstanding in 2010 and 2009, respectively	596	596
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2010 and 2009	58	58
Class C common stock, par value $0.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2010 and 2009	6	6
Treasury stock, at cost, 24,061,327 and 24,410,081 shares in 2010 and 2009, respectively	(256,792)	(261,382)
Additional paid-in-capital	964,156	966,945
Accumulated deficit	(1,049,333)	(1,078,735)

Total stockholders’ deficit	(341,309)	(372,512)

Total liabilities and stockholders’ deficit	$319,636	$334,064

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009, and 2008
 (Dollars in thousands, except for share and per share data)

	2010	2009	2008

Broadcast revenues	$259,187	$252,048	$307,538
Management fee from affiliate	4,146	4,000	4,000

Net revenues	263,333	256,048	311,538
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	159,807	165,676	203,222
Depreciation and amortization	9,098	11,136	12,512
LMA fees	2,054	2,332	631
Corporate general and administrative (including non-cash stock compensation expense of $2,451, $2,879, and $4,663, respectively)	18,519	20,699	19,325
Gain on exchange of assets or stations	—	(7,204)	—
Realized loss on derivative instrument	1,957	3,640	—
Impairment of intangible assets and goodwill	671	174,950	498,897
Other operating expenses	—	—	2,041

Total operating expenses	192,106	371,229	736,628
Operating income (loss)	71,227	(115,181)	(425,090)

Non-operating income (expense):
Interest expense	(30,315)	(34,050)	(48,250)
Interest income	8	61	988
Terminated transaction (expense) income	(7,847)	—	15,000
Other income (expense), net	108	(136)	(10)

Total non-operating expense, net	(38,046)	(34,125)	(32,272)

Income (loss) before income taxes and equity in net losses of affiliate	33,181	(149,306)	(457,362)
Income tax (expense) benefit	(3,779)	22,604	117,945
Equity losses in affiliate	—	—	(22,252)

Net income (loss)	$29,402	$(126,702)	$(361,669)

Basic and diluted income (loss) per common share:
Basic income (loss) per common share (See Note 13, “Earnings Per Share”)	$0.70	$(3.13)	$(8.55)

Diluted income (loss) per common share (See Note 13, “Earnings Per Share”)	$0.69	$(3.13)	$(8.55)

Weighted average basic common shares outstanding (See Note 13, “Earnings Per Share”)	40,341,011	40,426,014	42,314,578

Weighted average diluted common shares outstanding (See Note 13, “Earnings Per Share”)	41,189,161	40,426,014	42,314,578

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND
COMPREHENSIVE INCOME (LOSS)
 Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands, except for share data)

	Class A		Class B		Class C			Accumulated
	Common Stock		Common Stock		Common Stock			Other	Additional
	Number	Par	Number	Par	Number	Par	Treasury	Comprehensive	Paid-In	Accumulated
	of Shares	Value	of Shares	Value	of Shares	Value	Stock	Income	Capital	Deficit	Total

Balance at January 1, 2008	59,468,086	$595	5,809,191	$58	644,871	$6	$(267,084)	$4,800	$971,267	$(590,364)	$119,278

Net loss										(361,669)	(361,669)
Other comprehensive income (loss):
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(3,972)	—	—	(3,972)

Total comprehensive loss											(365,641)

Issuance of common stock	104,506	1	—	—	—	—	—	—	707	—	708
Restricted shares issued from treasury	—	—	—	—	—	—	5,409	—	(5,409)	—	—
Dutch offer fees	—	—	—	—	—	—	(33)	—	—	—	(33)
Share repurchase program	—	—	—	—	—	—	(6,522)	—	—	—	(6,522)
Shares returned in lieu of tax payments	—	—	—	—	—	—	(168)	—	—	—	(168)
Non cash stock compensation expense	—	—	—	—	—	—	—	—	4,231	—	4,231
Restricted shares issued in connection with exchange offer	—	—	—	—	—	—	3,120	—	(3,120)	—	—

Balance at December 31, 2008	59,572,592	$596	5,809,191	$58	644,871	$6	$(265,278)	$828	$967,676	$(952,033)	$(248,147)

Net loss										(126,702)	(126,702)
Other comprehensive income (loss):
Change in fair value of derivative instrument	—	—	—	—	—	—	—	(828)	—	—	(828)

Total comprehensive loss											(127,530)

Warrants issued in conjunction with 2009 debt amendment	—	—	—	—	—	—	—	—	812	—	812
Restricted shares issued from treasury	—	—	—	—	—	—	5,185	—	(5,185)	—	—
Share repurchase program	—	—	—	—	—	—	(193)	—	—	—	(193)
Shares returned in lieu of tax payments	—	—	—	—	—	—	(107)	—	—	—	(107)
Non cash stock compensation expense	—	—	—	—	—	—	—	—	2,653	—	2,653
Restricted share forfeitures	—	—	—	—	—	—	(989)	—	989	—	—

Balance at December 31, 2009	59,572,592	$596	5,809,191	$58	644,871	$6	$(261,382)	$—	$966,945	$(1,078,735)	$(372,512)

Net income										29,402	29,402
Other comprehensive income (loss):

Total comprehensive income											29,402

Issuance of common stock	27,265	—	—	—	—	—	—	—	—	—	—
Restricted shares issued from treasury	—	—	—	—	—	—	4,898	—	(4,898)	—	—
Transfer of restricted shares to equity	—	—	—	—	—	—	165	—	378	—	543
Shares returned in lieu of tax payments	—	—	—	—	—	—	(343)	—	—	—	(343)
Non cash stock compensation expense	—	—	—	—	—	—	—	—	1,601	—	1,601
Restricted share forfeitures	—	—	—	—	—	—	(130)	—	130	—	—

Balance at December 31, 2010	59,599,857	$596	5,809,191	$58	644,871	$6	$(256,792)	$—	$964,156	$(1,049,333)	$(341,309)

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 Years Ended December 31, 2010, 2009, and 2008
(Dollars in thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$29,402	$(126,702)	$(361,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,098	11,136	12,512
Amortization of debt issuance costs/discount	1,248	1,079	434
Amortization of derivative gain	—	(828)	(3,972)
Provision for doubtful accounts	1,271	2,386	3,754
Loss on sale of assets or stations	(116)	(29)	(21)
Gain on exchange of assets or stations	—	(7,204)	—
Fair value adjustment of derivative instruments	(9,999)	771	13,640
Equity loss on investment in unconsolidated affiliate	—	—	22,252
Impairment of intangible assets and goodwill	671	174,950	498,897
Deferred income taxes	3,429	(23,178)	(118,411)
Non-cash stock compensation	2,451	2,879	4,663
Changes in assets and liabilities, net of effects of acquisitions/dispositions:
Restricted cash	185	(789)	—
Accounts receivable	(2,034)	2,685	4,833
Trade receivable	1,882	(3,864)	(290)
Prepaid expenses and other current assets	306	(1,422)	2,548
Accounts payable and accrued expenses	5,879	(5,060)	14
Trade payable	(1,964)	3,584	(537)
Other assets	2,087	(328)	(315)
Other liabilities	(1,058)	(1,375)	(1,678)

Net cash provided by operating activities	42,738	28,691	76,654
Cash flows from investing activities:
Proceeds from sale of assets or radio stations	296	102	323
Purchases of intangible assets	(246)	—	(1,008)
Acquisition costs	—	(52)	—
Capital expenditures	(2,475)	(3,110)	(6,069)

Net cash used in investing activities	(2,425)	(3,060)	(6,754)
Cash flows from financing activities:
Proceeds from bank credit facility	—	—	75,000
Repayments of borrowings from bank credit facility	(43,136)	(59,110)	(115,300)
Tax withholding paid on behalf of employees	(343)	(107)	(2,413)
Debt discount fees	(244)	(3,000)	—
Payments for repurchases of common stock	—	(193)	(6,522)
Proceeds from issuance of common stock	—	—	52

Net cash used in financing activities	(43,723)	(62,410)	(49,183)
(Decrease) increase in cash and cash equivalents	(3,410)	(36,779)	20,717
Cash and cash equivalents at beginning of period	16,224	53,003	32,286

Cash and cash equivalents at end of period	$12,814	$16,224	$53,003

Supplemental disclosures of cash flow information:
Interest paid	$41,416	$39,381	$36,789
Income taxes paid	324	895	618
Trade revenue	16,748	16,612	14,821
Trade expense	16,546	16,285	14,499

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Summary of Significant Accounting Policies:

Description of Business

Cumulus Media Inc., (“Cumulus” or the “Company”) is a radio broadcasting corporation incorporated in the state of Delaware, focused on acquiring, operating and developing commercial radio stations in mid-size radio markets in the United States.

Liquidity Considerations

On June 29, 2009, the Company entered into an amendment to the credit agreement governing its senior secured credit facility (“Credit Agreement”). The Credit Agreement maintains the preexisting term loan facility of $750.0 million, which, as of December 31, 2010, the Company had an outstanding balance of approximately $593.8 million, and reduces the preexisting revolving credit facility from $100.0 million to $20.0 million. Additional facilities are no longer permitted under the Credit Agreement. See Note 9, “Long-Term Debt” for further discussion of the Credit Agreement.

As discussed further in Note 9, “Long-Term Debt”, the Company entered into a third amendment to the Credit Agreement in June 2009 (the “June 2009 Amendment”), whereby the total leverage ratio and fixed charge coverage ratio covenants for the fiscal quarters ending June 30, 2009 through and including December 31, 2010 (the “Covenant Suspension Period”) were suspended. During the Covenant Suspension Period, the Company’s loan covenants required the Company to: (1) maintain a minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents in the Credit Agreement) of at least $7.5 million. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.5:1 and the fixed charge coverage ratio covenant will be 1.2:1. At December 31, 2010, the Company was in compliance with all of its covenants. Additionally, the Company’s Total Leverage Ratio was 6.8:1 and the Fixed Charge Coverage Ratio was 2.2:1. The Company expects to be in compliance with its debt covenants in 2011, however no assurance can be provided.

However, if the Company is unable to comply with its debt covenants, the Company would need to seek a waiver or amendment to the Credit Agreement and no assurances can be given that the Company will be able to do so. If the Company were unable to obtain a waiver or an amendment to the Credit Agreement in the event of a debt covenant violation, the Company would be in default under the Credit Agreement, which could have a material adverse impact on the Company’s financial position.

If the Company were unable to repay its debts when due, the lenders under the credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Company has pledged substantially all of its assets as collateral under the Credit Agreement. If the lenders accelerate the maturity of outstanding debt, the Company may be forced to liquidate certain assets to repay all or part of the senior secured credit facilities, and the Company cannot be assured that sufficient assets will remain after it has paid all of its debt. The ability to liquidate assets is affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Goodwill

The Company’s intangible assets are comprised of broadcast licenses, certain other intangible assets and goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Intangible assets and goodwill acquired in a purchase business combination and determined to have an indefinite useful life, which include the Company’s broadcast licenses, are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s historical track record of renewing broadcast licenses, the very low cost to the Company of renewing the applications, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company evaluates the recoverability of its indefinite-lived assets, which include broadcasting licenses, goodwill, deferred charges, and other assets, using judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized using the effective interest method to interest expense over the life of the related debt. The Company recognized amortization expense of $0.4 million for each of the years ended December 31, 2010, 2009 and 2008.

Derivative Financial Instruments

The Company recognizes all derivatives on the balance sheet at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change must be recorded through other comprehensive income, a component of stockholders’ deficit.

Revenue Recognition

Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15.0%.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, the Company operated 12 radio stations, respectively, under LMAs. As of December 31, 2008, the Company operated seven radio stations under LMAs. The stations operated under LMAs contributed $10.6 million, $9.2 million, and $6.4 million, in years 2010, 2009, and 2008, respectively, to the consolidated net revenues of the Company.

Investment in Affiliate

As of December 31, 2010 the Company had a 25.0% economic interest in Cumulus Media Partners (“CMP”), acquired in May 2006. The investment is accounted for under the equity method (see Note 8, “Investment in Affiliate”). The Company’s consolidated operating results include its proportionate share of CMP’s net losses for the years ended December 31, 2010, 2009, and 2008. As of December 31, 2010, the Company’s proportionate share of its affiliate losses exceeded its investment in CMP.

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

Trade Transactions

The Company provides advertising time in exchange for certain products, supplies and services. The Company includes the value of such exchanges in both station revenues and station operating expenses. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2010, 2009 and 2008, amounts reflected under trade transactions were: (1) trade revenues of $16.7 million, $16.6 million and $14.8 million, respectively; and (2) trade expenses of $16.5 million, $16.3 million and $14.5 million, respectively.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the period that the adjustment is determined to be required. See Note 12, “Income Taxes” for further discussion.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and restricted stock using the treasury stock method.

Fair Values of Financial Instruments

The carrying values of cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. As of December 31, 2010, the fair value of the Company’s term loan was $547.8 million which was based on a risk adjusted rate.

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

Variable Interest Entities

The Company accounts for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC 810, Consolidation. VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into local marketing agreements in connection with pending acquisitions or dispositions of radio stations and the requirements of ASC 810 may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2010, ASC 810 has not applied to any local marketing agreements.

Recent Accounting Pronouncements

ASU 2009-17.  In December 2009, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”) which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), issued by the FASB in June 2009. The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with an approach primarily focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb the losses of the entity or (2) the right to receive the benefits from the entity. ASU No. 2009-17 also requires additional disclosure about a reporting entity’s involvement in a VIE, as well as any significant changes in risk exposure due to that involvement. ASU No. 2009-17 is

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for annual and interim periods beginning after November 15, 2009. The adoption of ASU No. 2009-07 required the Company to make additional disclosures but did not have a material impact on the Company’s financial position, results of operations and cash flows. See Note 19, “Variable Interest Entity”, for further discussion.

ASU 2010-06.  The FASB issued ASU No. 2010-06 which provides improvements to disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for the interim and annual reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 beginning with the first interim period. The Company adopted the portions of this update which became effective January 1, 2010, for its financial statements as of that date. See Note 7, “Fair Value Measurements”.

ASU 2010-28.  In December 2010, the FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. This ASU updates ASC 350, Intangibles — Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance will be effective for the Company on January 1, 2011. The amended guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2010-29.  In December 2010, the FASB issued clarification of the accounting guidance around disclosure of pro forma information for business combinations that occur in the current reporting period. The guidance requires the Company to present pro forma information in its comparative financial statements as if the acquisition date for any business combinations taking place in the current reporting period had occurred at the beginning of the prior year reporting period. The Company will adopt this guidance effective January 1, 2011, and include any required pro forma information for the proposed acquisition of CMP, which is expected to be completed in the first half of 2011.

2.	Acquisitions and Dispositions

2010 Acquisitions

The Company did not complete any material acquisitions or dispositions during the year ended December 31, 2010.

2009 Acquisitions

Green Bay and Cincinnati Asset Exchange

On April 10, 2009, the Company completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, the Company acquired two of Clear Channel’s radio stations located in Cincinnati, Ohio in exchange for five of the Company’s radio stations in the Green Bay, Wisconsin market. The exchange transaction provided the Company with direct entry into the Cincinnati market (notwithstanding the Company’s current presence through its investment in CMP (see Note 8, “Investment in Affiliate”)), which was ranked #28 at that time by Arbitron. The transaction was accounted for as a business combination. The fair value of the assets acquired in the exchange was $17.6 million (refer to the table below for the purchase price allocation). The Company incurred approximately $0.2 million of acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The $0.9 million of goodwill identified in the purchase price allocation below is deductible for tax purposes. During the fourth quarter of 2009 the Company adjusted the purchase price allocation to record an intangible asset of approximately $0.7 million related to certain tower leases which will be amortized over the next four years in accordance with the

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of the leases. The results of operations for the Cincinnati stations acquired have been included in the statements of operations since the acquisition date. The results of the Cincinnati stations were not material to the Company’s results of operations. Prior to the asset exchange, the Company and Clear Channel did not have any preexisting relationship with regard to the Green Bay market.

In conjunction with the exchange on April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e. programming, advertising, etc.) the five Green Bay radio stations that were sold to Clear Channel and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. In conjunction with the LMA, the Company included the net revenues and station operating expenses associated with operating the Green Bay stations in the Company’s consolidated financial statements from the effective date of the LMA (April 10, 2009) through December 31, 2009. Additionally, Clear Channel negotiated a written put option that allows them to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated prior to that date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the put option as a derivative contract and accordingly, the fair value of the put was recorded as a liability at the acquisition date and offset against the gain associated with the asset exchange. Subsequent changes to the fair value of the derivative are recorded through earnings. See Note 6, “Derivative Instruments”.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Property and Equipment

Property and equipment consists of the following as of December 31, 2010 and 2009 (dollars in thousands):

	Estimated
	Useful Life	2010	2009

Land		$10,069	$10,088
Broadcasting and other equipment	3 to 7 years	126,521	125,462
Computer and capitalized software costs	1 to 3 years	13,238	12,527
Furniture and fixtures	5 years	11,447	11,824
Leasehold improvements	5 years	10,348	10,300
Buildings	20 years	26,752	27,138
Construction in progress		2,062	1,658

		200,437	198,997
Less: accumulated depreciation		(160,753)	(152,016)

		$39,684	$46,981

4.	Intangible Assets and Goodwill

The following tables present the changes in intangible assets and goodwill for the year ended December 31, 2010 and 2009 (dollars in thousands):

	Indefinite Lived	Definite Lived	Total

Intangible Assets:
Balance as of December 31, 2008	$325,131	$3	$325,134

Acquisition	15,353	841	16,194
Disposition	(7,471)	—	(7,471)
Amortization	—	(265)	(265)
Impairment	(172,212)	—	(172,212)

Balance as of December 31, 2009	$160,801	$579	$161,380

Acquisition	230	—	230
Amortization	—	(201)	(201)
Impairment	(629)	—	(629)
Reclassifications	16	174	190

Balance as of December 31, 2010	$160,418	$552	$160,970

	2010	2009

Balance as of January 1: Goodwill	$285,820	$285,852
Accumulated impairment losses	(229,699)	(226,962)

Subtotal	56,121	58,890
Goodwill acquired during the year	—	874
Impairment losses	(42)	(2,737)
Goodwill related to sale of business unit	—	(906)

Balance as of December 31:
Goodwill	285,820	285,820
Accumulated impairment losses	(229,741)	(229,699)

Total	$56,079	$56,121

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has significant intangible assets recorded and these intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. The Company reviews the carrying value of its indefinite lived intangible assets and goodwill, at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value and charges it to results of operations.

Goodwill

2010 Impairment Testing

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

During the fourth quarter the Company performed its annual impairment test. The assumptions used in estimating the fair values of reporting units are based on currently available data at the time the test is conducted and management’s best estimates and accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

Step 1 Goodwill Test

The Company performed its annual impairment testing of goodwill using a discounted cash flow analysis to calculate the fair value of each market, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. The Company used an approximate eight-year projection period to derive operating cash flow projections from a market participant level. The Company made certain assumptions regarding future audience shares and revenue shares in reference to actual historical performance. The Company then projected future operating expenses in order to derive operating profits, which the Company combined with working capital additions and capital expenditures to determine operating cash flows.

The Company performed the Step 1 test for its annual impairment test and it compared the fair value of each market to the carrying value of its net assets as of December 31, 2010. The Step 1 test was used to determine if any of the Company’s markets have an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the market). For instances where this was the case, the Company performed the Step 2 test to determine if goodwill in those markets was impaired.

The Company’s analysis determined that, based on its Step 1 goodwill test, the fair value of 1 of its 16 markets containing goodwill balances was below its carrying value. For the remaining markets, since no impairment indicator existed in Step 1, the Company determined goodwill was appropriately stated as of December 31, 2010.

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

	Reporting Unit	Implied Goodwill	December 31, 2010
Market ID	Fair Value	Value	Carrying Value	Impairment

Market 27	$1,017	$—	$42	$42

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a breakdown of the goodwill balances as of December 31, 2010, by market:

Market ID	Goodwill Balance

Market 7	$3,827
Market 8	3,726
Market 11	13,847
Market 59	875
Market 17	2,450
Market 19	1,672
Market 26	2,068
Market 30	5,684
Market 35	1,150
Market 36	712
Market 37	9,754
Market 48	1,478
Market 51	4,284
Market 56	2,585
Market 57	1,967

$56,079

To validate the Company’s conclusions and determine the reasonableness of the impairment charge related to goodwill the Company:

•	conducted an overall reasonableness check of the Company’s fair value calculations by comparing the aggregate, calculated fair value of the Company’s markets to its market capitalization as of December 31, 2010;

•	prepared a market fair value calculation using a multiple of Adjusted EBITDA as a comparative data point to validate the fair values calculated using the discounted cash-flow approach; and

•	reviewed the historical operating performance of each market with impairment.

The discount rate employed in the market fair value calculation ranged between 11.8% and 12.1% for the annual test. The Company believes that the discount rate range was appropriate and reasonable for goodwill purposes due to the resulting implied exit multiple of approximately 8.7.

For periods after 2010, the Company projected a median annual revenue growth of 2.8% and median annual operating expense to increase at a growth rate of 2.5% — 3.0% for its annual test. The Company derived projected expense growth based primarily on the stations’ historical financial performance and expected future revenue growth. The Company’s projections were based on then-current market and economic conditions and the Company’s historical knowledge of the markets.

After completing our annual test, as compared with the market capitalization value of $727.7 million as of December 31, 2010, the aggregate fair value of all markets of approximately $767.8 million was approximately $40.1 million, or 5.5%, higher than market capitalization.

Key data points included in the market capitalization calculation were as follows:

•	shares outstanding of 42.0 million as of December 31, 2010;

•	average closing price of the Company’s Class A Common Stock over 30 days for December 31, 2010 of $4.28 per share; and

•	debt discounted by 7.3% (gross $593.7 million and $547.8 million, net), on December 31, 2010.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Utilizing the above analysis and data points, the Company concluded the fair values of its markets, as calculated, are appropriate and reasonable.

Indefinite Lived Intangibles (FCC Licenses)

The Company performs its annual impairment testing of indefinite lived intangibles (the Company’s FCC licenses) during the fourth quarter and on an interim basis if events or circumstances indicate that the asset may be impaired. The Company has combined all of its broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite lived intangibles test, the Company determined that its geographic markets are the appropriate unit of accounting for the broadcast license impairment testing.

As a result of the annual impairment test, the Company determined that the carrying value of certain reporting units’ FCC licenses exceeded their fair values. The Company recorded impairment charges of $0.6 million as a result of the annual impairment test to reduce the carrying value of these assets.

The Company notes that the following considerations continue to apply to the FCC licenses:

•	in each market, the broadcast licenses were purchased to be used as one combined asset;

•	the combined group of licenses in a market represents the “highest and best use of the assets”; and

•	each market’s strategy provides evidence that the licenses are “complementary”.

For the annual impairment test the Company utilized the three most widely accepted approaches in conducting its appraisals: (1) the cost approach, (2) the market approach, and (3) the income approach. For the appraisals the Company conducted a thorough review of all aspects of the assets being valued.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company discounted the net free cash flows using an appropriate after-tax average weighted cost of capital ranging between approximately 12.1% and 12.4% for the annual test, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, the Company estimated a perpetuity value, and then discounted to present values, as of the valuation date.

The Company performed discounted cash flow analyses for each market. For each market valued the Company analyzed the competing stations, including revenue and listening shares for the past several years. In addition, for each market the Company analyzed the discounted cash flow valuations of its assets within the market. Finally, the Company prepared a detailed analysis of sales of comparable stations.

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

In order to estimate what listening audience share and revenue share would be expected for each station by market, the Company analyzed the Arbitron audience estimates over the past two years to determine the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often the Company made adjustments to the listening share and revenue share based on its stations’ signal coverage of the market and the surrounding area’s population as compared to the other stations in the market. Based on management’s knowledge of the industry and familiarity with similar markets, the Company determined that approximately three years would be required for the stations to reach maturity. The Company also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the stations’ gross revenues through 2018;

•	the projected operating expenses and profits over the same period of time (the Company considered operating expenses, except for sales expenses, to be fixed, and assumed sales expenses to be a fixed percentage of revenues);

•	the calculations of yearly net free cash flows to invested capital;

•	depreciation on start-up construction costs and capital expenditures (the Company calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air); and

•	amortization of the intangible asset — the FCC License (the Company calculated amortization on a straight line basis over 15 years).

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2010 and 2009 (dollars in thousands):

	2010	2009

Accrued terminated deal costs	$7,847	$—
Non-cash contract termination liability	2,385	2,082
Accrued compensation	2,188	1,314
Accrued commissions	2,004	1,888
Deferred revenue	1,406	—
Accrued employee benefits	969	816
Accrued professional fees	951	732
Accrued real estate taxes	875	1,295
Accrued other	597	1,589
Accrued transaction costs	427	1,005
Accounts payable	399	819
Accrued interest	218	843
Accrued federal and state taxes	99	1,252

Total accounts payable and accrued expenses	$20,365	$13,635

6.	Derivative Financial Instruments

The Company’s derivative financial instruments consist of the following:

May 2005 Swap

In May 2005, the Company entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap. The May 2005 Swap expired on March 13, 2009, in accordance with the terms of the original agreement. Accordingly, for the twelve months ended December 31, 2010, the Company did not record any interest expense related to the May 2005 Swap. For the years ended December 31, 2009 and 2008, interest expense included income of $3.0 million and expense of $3.8 million, respectively.

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

May 2005 Option

In May 2005, the Company also entered into an interest rate option agreement (the “May 2005 Option”), which provides for Bank of America, N.A. to unilaterally extend the period of the May 2005 Swap for two additional years, from March 13, 2009 through March 13, 2011. This option was exercised on March 11, 2009 by Bank of America, N.A. This instrument was not highly effective in mitigating the risks in cash flows, and therefore it was

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deemed speculative and its changes in value were accounted for as a current element of interest expense. The balance sheets as of December 31, 2010 and December 31, 2009 reflect current liabilities of $3.7 million and other long-term liabilities of $15.6 million, respectively, to include the fair value of the May 2005 Option. The Company reported interest income of $12.0 million during the year ended December 31, 2010 and interest expense of $0.2 million and $11.0 million, inclusive of the fair value adjustment during the years ended December 31, 2009 and 2008, respectively.

In the event of a default under the Credit Agreement as defined in Note 9, “Long-Term Debt”, or a default under any derivative contract, the derivative counterparties would have the right, although not the obligation, to require immediate settlement of some or all open derivative contracts at their then-current fair value. The Company does not utilize financial instruments for trading or other speculative purposes.

The Company’s financial instrument counterparties are high-quality investments or commercial banks with significant experience with such instruments. The Company manages exposure to counterparty credit risk by requiring specific minimum credit standards and diversification of counterparties. The Company has procedures to monitor the credit exposure amounts. The maximum credit exposure at December 31, 2010 was not significant to the Company.

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

The balance sheets as of December 31, 2010 and December 31, 2009 reflect other long-term liabilities of $8.0 million and $6.1 million, respectively to include the fair value of the Green Bay Option. Accordingly, the Company recorded $2.0 million and $3.6 million of expense in realized loss on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during the years ended December 31, 2010 and 2009, respectively.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table:

Information on the Location and Amounts of Derivatives Fair Values in the
Consolidated Balance Sheets (dollars in thousands)

		Fair Value
		December 31,	December 31,
	Balance Sheet Location	2010	2009

Derivative not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$8,030	$6,073
Interest rate swap — option	Other current liabilities	3,683	—
Interest rate swap — option	Other long-term liabilities	—	15,639

	Total	$11,713	$21,712

The location and effect of derivatives in the statements of operations are shown in the following table (dollars in thousands):

		Amount of Income (Expense)
		Recognized on Derivatives
		for the Year Ended
Derivative		December 31,	December 31,
Instruments	Statement of Operations Location	2010	2009

Green Bay Option	Realized loss on derivative instrument	$(1,957)	$(3,640)
Interest rate swap — option	Interest income (expense)	11,956	(174)
Interest rate swap	Interest income	—	3,043

	Total	$9,999	$(771)

7.	Fair Value Measurements

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 were as follows (dollars in thousands):

		Fair Value Measurements at
		Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial liabilities:
Other current liabilities
Green Bay option(1)	$(8,030)	$—	$—	$(8,030)
Interest rate swap — option(2)	(3,683)	—	(3,683)	—

Total liabilities	$(11,713)	$—	$(3,683)	$(8,030)

(1)	The Company’s derivative financial instruments consist solely of an interest rate swap in which the Company pays a fixed rate and receives a variable interest rate. The fair value of the Company’s interest rate swap is determined based on the present value of future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the Company’s own credit risk.

(2)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.

To estimate the fair value of the interest rate swap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:

	Fixed		Floating

•	discount cash flow range of 0.99% - 1.00%;	•	discount cash flow range of 0.99% - 1.00%;
•	interest rate of 3.93%; and	•	interest rate range of 0.26% -0.28%; and
•	credit spread of 4.39%.	•	credit spread of 4.39%.

The Company reported $2.0 million and $3.6 million for the years ended December 31, 2010 and 2009, respectively, in realized loss on derivative instruments within the income statement related to the fair value adjustment, representing the change in the fair value of the Green Bay Option.

The reconciliation below contains the components of the change in fair value associated with the Green Bay Option for the year ended December 31, 2010 (dollars in thousands):

Description	Green Bay Option

Fair value balance at December 31, 2009	$6,073
Add: Mark to market fair value adjustment	1,957

Fair value balance as of December 31, 2010	$8,030

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To estimate the fair value of the Green Bay Option, the Company used a Black-Scholes valuation model. The significant inputs for the valuation model include the following:

•	total term of 2.7 years;

•	volatility rate of 31.7%;

•	dividend annual rate of 0.0%;

•	discount rate of 0.9%; and

•	market value of Green Bay of $8.4 million.

The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments.

The following table shows the gross amount and fair value of the Company’s term loan:

	2010	2009

Carrying value of term loan	$593,755	$636,890
Fair value of term loan	$547,850	$538,604

The fair value of the Company’s term loan is estimated using a discounted cash flow analysis, based on the Company’s marginal borrowing rates.

To estimate the fair value of the term loan, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:

•	discount cash flow rate of 7.3%;

•	interest rate of 0.3%; and

•	credit spread of 4.4%.

8.	Investment in Affiliate

On October 31, 2005, the Company announced that, together with Bain Capital Partners, LLC (“Bain”), The Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners (“THL”), the Company had formed a new private partnership, CMP. CMP was created by the Company and the equity partners to acquire the radio broadcasting business of Susquehanna Pfaltzgraff Co. The Company and the other three equity partners each hold a 25.0% economic interest in CMP.

On May 5, 2006, the Company announced the consummation of the acquisition of the radio broadcasting business of Susquehanna Pfaltzgraff Co. by CMP for a purchase price of approximately $1.2 billion. Susquehanna’s radio broadcasting business consisted of 33 radio stations in eight markets: San Francisco, Dallas, Houston, Atlanta, Cincinnati, Kansas City, Indianapolis and York, Pennsylvania.

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

	2010	2009	2008

Income Statement Data:
Revenues	$188,718	$175,818	$212,429
Operating expenses	103,113	100,882	128,096
Equity in losses in affiliate	—	—	22,252
Net income	19,285	(73,257)	(545,853)
Balance Sheet Data:
Assets	424,793	495,165	722,788
Liabilities	841,834	955,497	1,178,104
Shareholders’ deficit	(417,041)	(460,332)	(455,316)

As of December 31, 2010, the Company’s proportionate share of its affiliate losses exceeded its investment in CMP. In addition, the Company has no contractual obligation to fund the losses of CMP. As a result, the Company had no exposure to loss from its investment in CMP. The Company has not provided and does not intend to provide any financial support, guarantees or commitments for or on behalf of CMP. The Company’s balance sheet at December 31, 2010 and 2009 does not include any assets or liabilities related to its investment in CMP. For the years ended December 31, 2010 and 2009, the Company’s statement of operations does not include any equity losses in CMP. For the year ended December 31, 2008, the Company recognized equity losses of $22.3 million in CMP.

Concurrent with the consummation of the acquisition, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel will manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is expected to be approximately 1.0% of the CMP subsidiaries’ annual EBITDA or $4.0 million, whichever is greater. The Company recorded as net revenues approximately $4.0 million in management fees from CMP for each of the years ended December 31, 2010, 2009 and 2008.

Two indirect subsidiaries of CMP, CMP Susquehanna Radio Holdings Corp. (“Radio Holdings”) and CMP Susquehanna Corporation (“CMPSC”), commenced an exchange offer (the “2009 Exchange Offer”) on March 9, 2009, pursuant to which they offered to exchange all of CMPSC’s 9 7/8% senior subordinated notes due 2014 (the “Existing Notes”) (1) for up to $15.0 million aggregate principal amount of Variable Rate Senior Subordinated Secured Second Lien Notes due 2014 of CMPSC (the “New Notes”), (2) up to $35 million in shares of Series A preferred stock of Radio Holdings (the “New Preferred Stock”), and (3) warrants exercisable for shares of Radio Holdings’ common stock representing, in the aggregate, up to 40.0% of the outstanding common stock on a fully diluted basis (the “New Warrants”). On March 26, 2009, Radio Holdings and CMPSC completed the exchange of $175,464,000 aggregate principal amount of Existing Notes, which represented 93.5% of the total principal amount outstanding prior to the commencement of the 2009 Exchange Offer, for $14,031,000 aggregate principal amount of New Notes, 3,273,633 shares of New Preferred Stock and New Warrants exercisable for 3,740,893 shares of Radio Holdings’ common stock. Although neither the Company nor its equity partners’ equity stakes in CMP were directly affected by the exchange, each of their pro rata claims to CMP’s assets (on a consolidated basis) as an equity holder has been diluted as a result of the exchange.

On January 31, 2011, the Company entered into an agreement to purchase the remaining outstanding equity interests of CMP not currently owned by the Company, see Note 21, “Subsequent Event” for additional discussion related to the Company’s acquisition of CMP.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2010 and 2009 (dollars in thousands):

	2010	2009

Term loan	$593,754	$636,890
Less: Debt discount	(2,746)	(3,382)
Less: Current portion of long-term debt	(15,165)	(49,026)

Long-term debt, net of debt discount	$575,843	$584,482

A summary of the future maturities of long-term debt follows, exclusive of the discount on debt (dollars in thousands):

2011	$15,165
2012	6,153
2013	292,263
2014	280,174
2015	—

$593,755

Senior Secured Credit Facilities

June 2009 Amendment

On June 29, 2009, the Company entered into the June 2009 Amendment, with Bank of America, N.A., as administrative agent, and the lenders party thereto, governing the Company’s senior secured credit facilities.

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

Borrowings under the term loan facility and revolving credit facility bore interest, at the Company’s option, at a rate equal to LIBOR plus 4.0% or the Alternate Base Rate (currently defined as the higher of the Wall Street Journal’s Prime Rate and the Federal Funds rate plus 0.5%) plus 3.0%. In July 2010, the Company’s aggregate principal payments which were made in accordance with the Company’s obligation to make mandatory prepayments of Excess Cash Flow (as defined in the Credit Agreement), as described below, exceeded $25.0 million which triggered a reduction in the Company’s interest rate equal to LIBOR plus 3.8% or the Alternate Base Rate plus 2.8%. Once the Company reduces the term loan facility by an aggregate of $50.0 million through further mandatory prepayments of Excess Cash Flow, the revolving credit facility will bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.3% or the Alternate Base Rate plus 2.3%.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the June 2009 Amendment the Company made a voluntary prepayment in the amount of $32.5 million. The Company was also required to make quarterly mandatory prepayments of 100% of Excess Cash Flow through December 31, 2010 (while maintaining a minimum balance of $7.5 million of cash on hand), before reverting to annual prepayments of a percentage of Excess Cash Flow, depending on the Company’s leverage, beginning in 2011. The Company has included approximately $9.3 million of long-term debt, as current, which represents the estimated Excess Cash Flow payments over the next 12 months in accordance with the terms of the Credit Agreement. Certain other mandatory prepayments of the term loan facility would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness and upon the sale of certain assets.

Covenants

The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature and are substantially the same as those in existence prior to the June 2009 Amendment, except as follows:

•	the total leverage ratio and fixed charge coverage ratio covenants were suspended during the Covenant Suspension Period;

•	during the Covenant Suspension Period, the Company was required to: (1) maintain minimum trailing twelve month consolidated EBITDA (as defined in the Credit Agreement) of $60.0 million for fiscal quarters through March 31, 2010, increasing incrementally to $66.0 million for the fiscal quarter ended December 31, 2010, subject to certain adjustments; and (2) maintain minimum cash on hand (defined as unencumbered consolidated cash and cash equivalents) of at least $7.5 million;

•	the Company is restricted from incurring additional intercompany debt or making any intercompany investments other than to the parties to the Credit Agreement;

•	the Company may not incur additional indebtedness or liens, or make permitted acquisitions or restricted payments (except under certain circumstances, pursuant to the fourth amendment to the Credit Agreement (the “July 2010 Amendment”), as described below, during the Covenant Suspension Period (after the Covenant Suspension Period, the Credit Agreement will permit indebtedness, liens, permitted acquisitions and restricted payments, subject to certain leverage ratio and liquidity measurements); and

•	the Company must provide monthly unaudited financial statements to the lenders within 30 days after each calendar-month end.

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

As discussed above, the Company’s covenants for the year ended December 31, 2010 were as follows:

•	a minimum trailing twelve month consolidated EBITDA of $66.0 million;

•	a $7.5 million minimum cash on hand; and

•	a limit on annual capital expenditures of $10.0 million annually.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The trailing twelve month consolidated EBITDA and cash on hand at December 31, 2010 were $87.8 million and $12.8 million, respectively.

If the Company had been unable to secure the June 2009 Amendment to the Credit Agreement, so that the total leverage ratio and the fixed charge coverage ratio covenants were still operative, those covenants for the year ended December 31, 2010 would have been as follows:

•	a maximum total leverage ratio of 6.5:1; and

•	a minimum fixed charge coverage ratio of 1.2:1.

At December 31, 2010, the total leverage ratio was 6.8:1 and the fixed charge coverage ratio was 2.2:1. For the fiscal quarter ending March 31, 2011 (the first quarter after the Covenant Suspension Period), the total leverage ratio covenant will be 6.5:1 and the fixed charge coverage ratio covenant will be 1.2:1.

Warrants

Additionally, the Company issued warrants to the lenders with the execution of the June 2009 Amendment to the Credit Agreement that allow them to acquire up to 1.3 million shares of the Company’s Class A Common Stock. Each warrant is immediately exercisable to purchase the Company’s underlying Class A Common Stock at an exercise price of $1.17 per share and has an expiration date of June 29, 2019.

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

July 2010 Amendment

On July 23, 2010, the Company entered into the July 2010 Amendment. In connection with the July 2010 Amendment, Bank of America, N.A. resigned as administrative agent and the lenders appointed General Electric Capital Corporation as successor administrative agent under the Credit Agreement for all purposes.

In addition, the July 2010 Amendment grants the Company additional flexibility under the Credit Agreement to, among other things, (i) consummate an asset swap of the Company’s radio stations in Canton, Ohio for radio stations in the Ann Arbor, Michigan and Battle Creek, Michigan markets owned by Capstar Radio Broadcasting Partners, Inc. (“Capstar”) but currently operated by the Company pursuant to LMAs; (ii) subject to certain conditions, acquire up to 100% of the equity interests of CMP or two of its subsidiaries, CMPSC or Radio Holdings; (iii) subject to certain conditions and if necessary in order that certain of CMP’s subsidiaries maintain compliance with applicable debt covenants, make further equity investments in CMP, in an aggregate amount not to exceed $1.0 million; and (iv) enter into sale-leaseback transactions with respect to communications towers that have an aggregate fair market value of no more than $20.0 million, so long as the net proceeds of such transaction are used to repay indebtedness under the Company’s term loan facility.

In conjunction with the July 2010 Amendment the Company capitalized approximately $0.2 million in fees paid directly to the lenders.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, prior to the effect of the May 2005 Swap, the effective interest rate of the outstanding borrowings pursuant to the senior secured credit facilities was approximately 4.0%. As of December 31, 2010, the effective interest rate inclusive of the May 2005 Swap was approximately 6.5%.

10.	Stockholders’ Deficit

(a)	Common Stock

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

On May 21, 2008, the Board of Directors of Cumulus terminated all pre-existing repurchase programs, and authorized the purchase, from time to time, of up to $75.0 million of its shares of Class A Common Stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and various other factors, including the requirements of the Company’s credit facility. Cumulus has no obligation to repurchase shares under the repurchase program, and the timing, actual number and value of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.

During the year ended December 31, 2010, the Company did not purchase any shares of its Class A Common Stock. During the year ended December 31, 2009, the Company repurchased in the aggregate approximately 0.1 million shares of Class A Common Stock for approximately $0.2 million, in cash in open market transactions under the purchase plan approved by the Board of Directors.

As of December 31, 2010, the Company had authority to repurchase an additional $68.3 million of its Class A Common Stock.

11.	Stock Options and Restricted Stock

Effective January 1, 2006, the Company uses the modified prospective method to account for compensation costs related to stock options and restricted stock. The Company uses the Black-Scholes option pricing model to determine the fair value of its stock options. The determination of the fair value of the awards on the date of grant, using an option-pricing model, is affected by the Company’s stock price, as well as assumptions regarding a number

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of complex and subjective variables and is based principally on the historical volatility. These variables include its expected stock price volatility over the expected term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends.

There were no grants of stock options in 2010 and 2009. Stock options of 956,869 were granted during 2008. Stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. Management believes historical volatility is a better measure than implied volatility. The Company bases the risk-free interest rate that it uses in its option pricing model on United States Treasury Zero Coupon strip issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Similar to the expected-term assumption used in the valuation of awards, the Company splits its population into two categories, (1) executives and directors and (2) non-executive employees. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used for valuation of the 2008 option awards are set forth in the table below:

2008

Expected term	10.0 years
Volatility	40.9%
Risk-free rate	0.0%
Expected dividend rate	0.0%

For the year ended December 31, 2010, the Company recognized approximately $1.6 million in non-cash stock-based compensation expense relating to stock options and restricted shares. There is no tax benefit associated with this expense due to the Company’s net operating loss position. As of December 31, 2010, there was no unrecognized compensation costs related to non-vested stock options.

The Company has issued restricted stock awards to certain key employees and its Board of Directors. Generally, the restricted stock vests over a four-year period, thus the Company recognizes compensation expense over the four-year period equal to the grant date value of the shares awarded to the employees. To the extent the non-vested stock awards include performance or market conditions management examines the appropriate requisite service period to recognize the cost associated with the award on a case-by-case basis.

The Company has different plans under which stock options or restricted stock awards have been or may be granted.

The Compensation Committee of the Board of Directors granted 138,000, 157,000, and 133,000 restricted shares of its Class A Common Stock in 2010, 2009, and 2008, respectively, to certain officers and its Board of Directors, primarily pursuant to the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan. Consistent with the terms of the awards, one-half of the shares granted will vest after two years of continuous employment. For certain of the awards, an additional one-eighth of the remaining restricted shares will vest each quarter during the third and fourth years following the date of grant. For the other awards, an additional one-fourth of the remaining restricted shares will vest annually during the third and fourth years following the date of grant. The fair value at the date of grant of these shares was $0.5 million for the 2010 grant, $0.3 million for the 2009 grant and $0.7 million for the 2008 grant. Stock compensation expense for these awards will be recognized on a straight-line basis over each award’s vesting period. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $0.2 million, $0.2 million, and $0.1 million, respectively, of non-cash stock compensation expense related to these restricted shares.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, there were unrecognized compensation costs of approximately $0.6 million and $0.5 million, respectively, related to these restricted stock grants that will be recognized over 3.5 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

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

The agreement provides among other matters that Mr. L. Dickey shall be granted 160,000 shares of time-vested restricted Class A Common Stock and 160,000 shares of performance vested restricted Class A Common Stock in each fiscal year during his employment term. The time-vested restricted shares shall vest in three installments, with one-half vesting on the second anniversary of the date of grant, and one-quarter vesting on each of the third and fourth anniversaries of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with the Company. Vesting of performance restricted shares is dependent upon achievement of Compensation Committee approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment with the Company. During the year ended December 31, 2010, the Company recognized $0.2 million of expense related to the performance restricted awards issued in 2010 and 2009 whose vesting is subject to the achievement of the Compensation Committee approved criteria.

In the event that there is a change in control, as defined in the agreement, then any issued but unvested portion of the restricted stock grants held by Mr. L. Dickey shall become immediately and fully vested. In addition, upon such a change in control, the Company shall issue Mr. L. Dickey an award of 360,000 shares of Class A Common Stock, such number of shares decreasing by 70,000 shares upon each of the first four anniversaries of the date of the agreement.

As an inducement to entering into the agreement, the agreement provided for a signing bonus grant of 685,000 deferred shares of Class A Common Stock. Of the 685,000 deferred bonus shares, 94,875 were treated as replacement shares pertaining to the old employment agreement. The remaining 590,125 shares valued at $6.2 million were charged to non-cash stock compensation in 2006.

The agreement also provides that, should Mr. L. Dickey resign his employment or the Company terminate his employment, in each case other than under certain permissible circumstances, Mr. Dickey shall pay to the Company, in cash, $5.5 million (such amount decreasing by $1.0 million on each of the first five anniversaries of the date of the agreement). This potential payment would only be accounted for if and when it occurs similar to a “clawback” feature. This payment is automatically waived upon a change in control. As further inducement, the agreement provided for the repurchase, as of the effective date of the agreement, by the Company of all of Mr. L. Dickey’s rights and interests in and to (a) options to purchase 500,000 shares of Class A Common Stock, previously granted to Mr. L. Dickey at an exercise price per share of $6.44, options to purchase 500,000 shares of Class A Common Stock, previously granted to Mr. L. Dickey at an exercise price per share of $5.92 and options to purchase 150,000 shares of Class A common stock, previously granted to Mr. L. Dickey at an exercise price per share of $14.03, for an aggregate purchase price of $6,849,950 and (b) 500,000 shares of Class A Common Stock, previously awarded to Mr. L. Dickey as restricted stock, for an aggregate purchase price of $5,275,000. Each purchase price was paid in a lump-sum cash payment at the time of purchase. The purchase was completed on December 20, 2006.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred shares. The Company will recognize future non-cash stock compensation of $1.3 million associated with the time-vested restricted shares, ratably over the employment contract through May 31, 2013.

Mr. L. Dickey was granted 160,000 time-vested, restricted shares of Class A Common Stock in each of 2007, 2008, 2009 and 2010 and will be granted 160,000 time-vested, restricted shares each year for the remaining two years of his employment agreement or 1,120,000 shares in the aggregate. Of the 1,120,000 shares to be issued, non-cash stock compensation expense of $6.8 million related to 524,875 of the shares is being amortized ratably to non-cash stock compensation expense over the period of the employment agreement ending May 31, 2013. These shares represent the number of shares that will legally vest during the employment agreement reduced by the 155,125 shares which were treated as replacement shares for the pre-existing 250,000 partially vested restricted shares discussed above.

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

The Company recognized approximately $10.4 million of non-cash compensation expense in the fourth quarter of 2006 in conjunction with amending Mr. L. Dickey’s employment agreement as described below:

2006

Compensation cost related to the original repurchased grant	$3,378
Deferred bonus shares expensed	6,986
Amortization of time vested restricted shares during the year ended December 31, 2006	30

Total non-cash compensation costs	$10,394

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

2008 Equity Incentive Plan

The Board of Directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”) on September 26, 2008. The 2008 Equity Incentive Plan was subsequently approved by the Company’s stockholders on November 19, 2008. The purpose of the 2008 Equity Incentive Plan is to attract and retain non-employee directors, officers, key employees and consultants for the Company and the Company’s subsidiaries by providing such persons with incentives and rewards for superior performance. The aggregate number of shares of Class A Common Stock subject to the 2008 Equity Incentive Plan is 4,000,000. Of the aggregate number of shares of Class A Common Stock available, up to

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3,000,000 shares may be granted as incentive stock options (“ISOs”). In addition, no one person may receive options exercisable for more than 400,000 shares of Class A Common Stock in any one calendar year.

The 2008 Plan permits the Board of Directors to grant nonqualified stock options and ISOs, or combinations thereof. The exercise price of an option awarded under the 2008 Plan may not be less than the closing price of the Class A Common Stock on the date of grant. Options will be exercisable during the period specified in each award agreement and will be exercisable in installments pursuant to a vesting schedule designated by the Board of Directors, provided that awards may not vest sooner than one-third per year over three years. The Board of Directors may also provide for acceleration of options awarded in the event of retirement, death or disability of the grantee, or a change of control, as defined by the 2008 Plan.

The 2008 Plan also permits the Board of Directors to grant stock appreciation rights (“SARs”), to receive an amount equal to 100%, or such lesser percentage as the Board of Directors may determine, of the spread between the base price (or option price if a tandem SAR) and the value of the Company’s Class A Common Stock on the date of exercise. SARs may not vest by the passage of time sooner than one-third per year over three years, provided that any grant may specify that such SAR may be exercised only in the event of, or earlier in the event of, the retirement, death or disability of the grantee, or a change of control. Any grant of SARs may specify performance objectives that must be achieved as a condition to exercise such rights. If the SARs provide that performance objectives must be achieved prior to exercise, such SARs may not become exercisable sooner than one year from the date of grant except in the event of the retirement, death or disability of the grantee, or a change of control.

The Board of Directors may also authorize the grant or sale of restricted stock to participants. Each such grant will constitute an immediate transfer of the ownership of the restricted shares to the participant, entitling the participant to voting, dividend and other ownership rights, but subject to substantial risk of forfeiture for a period of not less than two years (to be determined by the Board of Directors at the time of the grant) and restrictions on transfer (to be determined by the Board of Directors at the time of the grant). Any grant of restricted stock may specify performance objectives that, if achieved, will result in termination or early termination of the restrictions applicable to such shares. If the grant of restricted stock provides that performance objectives must be achieved to result in a lapse of restrictions, the restrictions cannot lapse sooner than one year from the date of grant, but may be subject to earlier lapse or modification by virtue of the retirement, death or disability of the grantee or a change of control. The Board of Directors may also provide for the elimination of restrictions in the event of retirement, death or disability of the grantee, or a change of control.

Additionally, the 2008 Plan permits the Board of Directors to grant restricted stock units (“RSUs”). A grant of RSUs constitutes an agreement by the Company to deliver shares of Class A Common Stock to the participant in the future in consideration of the performance of services, but subject to the fulfillment of such conditions during the restriction period as the Board of Directors may specify. During the restriction period, the participant has no right to transfer any rights under his or her award and no right to vote such RSUs. RSUs must be subject to a restriction period of at least three years, except that the restriction period may expire ratably during the three-year period, on an annual basis, as determined by the Board of Directors at the date of grant. Additionally, the Board of Directors may provide for a shorter restriction period in the event of the retirement, death or disability of the grantee, or a change of control. Any grant of RSUs may specify performance objectives that, if achieved, will result in termination or early termination of the restriction period applicable to such shares. If the grant of RSUs provides that performance objectives must be achieved to result in a lapse of the restriction period, the restriction period cannot lapse sooner than one year from the date of grant, but may be subject to earlier lapse or modification by virtue of the retirement, death or disability of the grantee or a change of control.

Finally, the 2008 Plan permits the Board of Directors to issue performance shares and performance units. A performance share is the equivalent of one share of Class A Common Stock and a performance unit is the equivalent of $1.00 or such other value as determined by the Board of Directors. A participant may be granted any number of performance shares or performance units, subject to the limitations set forth in the 2008 Plan. The participant will be given one or more performance objectives to meet within a specified period. The specified period will be a period

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of time not less than one year, except in the case of the retirement, death or disability of the grantee, or a change of control, if the Board of Directors shall so determine. Each grant of performance shares or performance units may specify in respect of the relevant performance objective(s) a level or levels of achievement and will set forth a formula for determining the number of performance shares or performance units that will be earned if performance is at or above the minimum or threshold level or levels, or is at or above the target level or levels, but falls short of maximum achievement of the specified performance objective(s).

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

On December 30, 2008, the Company consummated an exchange offer to its employees and non-employee directors (or a designated affiliate of one of the foregoing) to exchange their outstanding options to purchase the Company’s Class A Common Stock that were granted on or after October 2, 2000 (“Eligible Options”) for a combination of restricted shares of the Company’s Class A Common Stock (“Restricted Shares”) and replacement options to purchase Class A Common Stock (“New Options”). Options to purchase 5,647,650 shares of Class A Common Stock, or approximately 95.1% of all Eligible Options, were tendered for exchange and, in accordance with the terms of the Offer, 289,683 Restricted Shares and New Options to purchase 956,869 shares of Class A Common Stock were issued at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Plan. These options vest as follows: 50.0% of the options vest on the second anniversary of the date of issue and the remaining 50.0% vest in 25.0% increments on each of the next two anniversaries with the possible acceleration of vesting for some options if certain criteria are met. The incremental non-cash charge to compensation expense of $1.3 million as well as the non-cash charge to compensation expense of $0.8 million for the non-vested awards exchanged will be recognized over the new vesting period.

As of December 31, 2010, there were outstanding options to purchase a total of 702,138 shares of Class A Common Stock at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2008 Equity Incentive Plan.

2004 Equity Incentive Plan

As of December 31, 2010, there were outstanding options to purchase a total of 49,300 shares of Class A Common Stock at exercise prices ranging from $9.40 to $14.04 per share under the 2004 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2004 Equity Incentive Plan.

2002 Stock Incentive Plan

As of December 31, 2010, there were outstanding options to purchase a total of 31,813 shares of Class A Common Stock at exercise prices ranging from $14.62 to $19.25 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2002 Stock Incentive Plan.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Stock Incentive Plan

As of December 31, 2010, there were outstanding options to purchase a total of 3,979 shares of Class A Common Stock at an exercise price of $5.92 per share under the 2000 Stock Incentive Plan. These options vest, in general, quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2000 Stock Incentive Plan.

The following tables represent a summary of options outstanding and exercisable at and activity during the years ended December 31, 2010, 2009 and 2008:

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2007	8,680,160	$15.16

Granted	956,869	2.27
Exercised	(4,500)	1.94
Canceled or repurchased	(7,579,204)	14.75

Outstanding at December 31, 2008	2,053,325	$14.43

Canceled or repurchased	(1,166,952)	22.03

Outstanding at December 31, 2009	886,373	$4.42

Canceled or repurchased	(99,143)	6.85

Outstanding at December 31, 2010	787,230	$4.11

The following table summarizes information about stock options outstanding at December 31, 2010:

	Outstanding as of	Weighted Average	Weighted	Exercisable as of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2010	Contractual Life	Exercise Price	2010	Exercise Price

$ 0.00-2.79	104,319	8.00 years	$2.54	52,184	$2.54
$ 2.79-5.58	597,819	8.00 years	$3.04	298,958	$3.04
$ 5.58-8.36	3,979	0.28 years	$5.92	3,979	$5.92
$ 8.36-11.15	24,550	5.37 years	$9.40	24,550	$9.40
$13.94-16.73	38,313	3.27 years	$14.25	38,313	$14.25
$16.73-19.51	18,250	2.84 years	$19.25	18,250	$19.25

	787,230	7.53 years	$4.11	436,234	$5.03

The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $0.0 million. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.0 million. There were no awards exercised in the years ended December 31, 2010, 2009 and 2008.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2010, 2009, and 2008 consisted of the following (dollars in thousands):

	2010	2009	2008

Current income tax expense (benefit):
State and local	$350	$574	$466

Total current income tax expense	$350	$574	$466

Deferred tax expense (benefit):
Federal	$2,516	$(17,608)	$(98,524)
State and local	913	(5,570)	(19,887)

Total deferred nontax expense (benefit)	3,429	(23,178)	(118,411)

Total income tax expense (benefit)	$3,779	$(22,604)	$(117,945)

Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2010, 2009 and 2008 due to the following (dollars in thousands):

	2010	2009	2008

Pretax income (loss) at federal statutory rate	$11,613	$(52,289)	$(167,875)
State income tax expense (benefit), net of federal expense (benefit)	1,602	(5,499)	(18,245)
Change in state tax rates	1,353	223	(69)
Non cash stock compensation & Section 162 Disallowance	344	379	1,071
Impairment charges on goodwill with no tax basis	—	615	3,405
(Decrease) increase in valuation allowance	(10,959)	34,696	63,406
Other	(174)	(729)	362

Net income tax expense (benefit)	$3,779	$(22,604)	$(117,945)

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009 are presented below (dollars in thousands):

	2010	2009

Current deferred tax assets:
Accounts receivable	$758	$454
Accrued expenses and other current liabilities	3,781	991

Current deferred tax assets	4,539	1,445
Less: valuation allowance	(4,539)	(1,445)

Net current deferred tax assets	—	—

Noncurrent deferred tax assets:
Intangible and other assets	172,038	209,057
Property and equipment	4,382	2,624
Other liabilities	14,645	19,546
Net operating loss	62,663	36,720

Noncurrent deferred tax assets	253,728	267,947
Less: valuation allowance	(252,306)	(266,358)

Net noncurrent deferred tax assets	1,422	1,589
Noncurrent deferred tax liabilities:
Intangible assets	24,730	21,301
Other	1,422	1,589

Noncurrent deferred tax liabilities	26,152	22,890

Net noncurrent deferred tax liabilities	24,730	21,301

Net deferred tax liabilities	$24,730	$21,301

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

During the year ended December 31, 2010, the Company recorded deferred tax expense of $3.6 million generated during the current year, resulting from amortization of broadcast licenses and goodwill that is deductible for tax purposes, but is not amortized in the financial statements.

During the year ended December 31, 2009, the Company recorded deferred tax expense of $7.0 million resulting from amortization of broadcast licenses and goodwill that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $33.0 million deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill and investment in affiliates. Also during the year ended December 31, 2009, the Company recorded deferred tax expense of $3.2 million resulting from the exchange of stations with Clear Channel.

During the year ended December 31, 2008, the Company recorded deferred tax expense of $18.0 million generated during the current year, resulting from amortization of broadcast licenses and goodwill that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $136.7 million

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax benefit resulting from the reversal of deferred tax liabilities in connection with the impairment of certain broadcast licenses and goodwill and investment in affiliates.

At December 31, 2010, the Company has federal net operating loss carry forwards available to offset future income of approximately $164.1 million which will expire in the years 2020 through 2030. A portion of these losses are subject to limitations due to ownership changes.

At December 31, 2010, the Company has state net operating loss carry forwards available to offset future income of approximately $169.9 million which will expire in the years 2011 through 2030. A portion of these losses are subject to limitations due to ownership changes.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total amount of interest accrued at December 31, 2010 was $0.6 million. The total amount of unrecognized tax benefits and accrued interest and penalties at December 31, 2010 was $2.7 million. Of this total, $1.2 million represents the amount of unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. The entire amount of $2.7 million relates to items which are not expected to change significantly within the next twelve months. Substantially all federal, state, local and foreign income tax years have been closed for the tax years through 2006; however, the various tax jurisdictions may adjust the Company’s net operating loss carry forwards.

Unrecognized
Tax
Benefits
(In thousands)

Balance at January 1, 2008	$681
Increases due to tax positions taken during 2008	9,166

Balance at December 31, 2008	$9,847

Decreases due to tax positions taken during 2009	(1,440)
Decreases due to tax positions taken in previous years	(1,631)

Balance at December 31, 2009	$6,776

Decreases due to tax positions taken during 2010	$(4,670)

Balance at December 31, 2010	$2,106

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various states.

13.	Earnings per Share

For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company determined that it is appropriate to allocate undistributed net income between Class A, Class B and Class C Common Stock on an equal basis as the Company’s charter provides that the holders of Class A, Class B, and Class C Common Stock have equal rights and privileges except with respect to voting on certain matters.

Non-vested restricted stock carries non-forfeitable dividend rights and is therefore a participating security. The two-class method of computing earnings per share is required for companies with participating securities. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. The Company has accounted for non-vested restricted stock as a participating security and used the two-class method of computing earnings per share as of January 1, 2009, with retroactive application to all prior periods presented. Because the Company does

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not pay dividends, earnings allocated to each participating security and the common stock, are equal. The following table sets forth the computation of basic and diluted income per share for the year ended December 31, 2010, 2009 and 2008 (dollars in thousands, except per share data).

	2010	2009	2008

Basic Earnings Per Share
Numerator:
Undistributed net income (loss)	$29,402	$(126,702)	$(361,669)
Participation rights of unvested restricted stock in undistributed earnings	1,112	—	—

Basic undistributed net income (loss) — attributable to common shares	$28,290	$(126,702)	$(361,669)

Denominator:
Denominator for basic income per common share:
Basic weighted average common shares outstanding	40,341	40,426	42,315

Basic EPS — attributable to common shares	$0.70	$(3.13)	$(8.55)

Diluted Earnings Per Share
Numerator:
Undistributed net income (loss)	$29,402	$(126,702)	$(361,669)
Participation rights of unvested restricted stock in undistributed earnings	1,090	—	—

Basic undistributed net income (loss) — attributable to common shares	$28,312	$(126,702)	$(361,669)

Denominator:
Basic weighted average shares outstanding	40,341	40,426	42,315
Effect of dilutive option warrants	848	—	—

Diluted weighted average shares outstanding	41,189	40,426	42,315

Diluted EPS — attributable to common shares	$0.69	$(3.13)	$(8.55)

For the years ended December 31, 2010, 2009 and 2008, options to purchase 319,126, 886,373 and 2,053,325 shares of common stock, respectively, were outstanding but excluded from the EPS calculations because the exercise price of the options were equal to or exceeded the average share price for the period. Additionally, for the years ended December 31, 2009 and 2008, the Company excluded warrants from the EPS calculations because including the warrants would be antidilutive.

The Company has issued to key executives, employees, and the Board of Directors shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At December 31, 2010, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

2010

Restricted shares of Class A Common Stock	1,528,721
Options to purchase Class A Common Stock	787,230
Options to purchase Class C Common Stock	—

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Leases

The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $9.8 million, $10.0 million, and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2010 are as follows:

Year Ending December 31:

2011	$8,684
2012	8,319
2013	7,184
2014	6,385
2015	5,191
Thereafter	12,028

$47,791

15.	Commitments and Contingencies

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

On December 11, 2008, Qantum (“Qantum”) filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star Broadcasting, Inc. (“Star”), which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortiously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). On February 27, 2011, the Company entered into a settlement agreement with Qantum and, in so doing, resolved all claims against each other that were directly or indirectly related to the litigation. In connection with the settlement regarding the since-terminated attempt to purchase WTKE, the Company recorded $7.8 million in costs associated with a terminated transaction in the consolidated statement of operations for the year ended December 31, 2010, which costs are payable in 2011.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the Company was named in a patent infringement suit brought against the Company as well as twelve other radio companies, including Clear Channel, Citadel Broadcasting Corporation, CBS Radio, Entercom Communications, Saga Communications, Cox Radio, Univision Communications, Regent Communications, Gap Broadcasting, and Radio One. The case, captioned Aldav, LLC v. Clear Channel Communications, Inc., et al, Civil Action No. 6:09-cv-170, U.S. District Court for the Eastern District of Texas, Tyler Division (filed April 16, 2009), alleged that the defendants have infringed and continue to infringe plaintiff’s patented content replacement technology in the context of radio station streaming over the Internet, and sought a permanent injunction and unspecified damages. The Company settled this suit in March 2010.

On January 21, 2010, Brian Mas, a former employee of Radio Holdings, filed a purported class action lawsuit against the Company claiming (i) unlawful failure to pay required overtime wages, (ii) late pay and waiting time penalties, (iii) failure to provide accurate itemized wage statements, (iv) failure to indemnity for necessary expenses and losses, and (v) unfair trade practices under California’s Unfair Competition Act. The plaintiff is requesting restitution, penalties and injunctive relief, and seeks to represent other California employees fulfilling the same job during the immediately preceding four year period. The Company is vigorously defending this lawsuit and has not yet determined what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

In March 2011, the Company was named in a patent infringement suit brought against it as well as other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC. The case, Mission Abstract Data L.L.C, d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. The Company intends to vigorously defend this lawsuit and has not yet determined what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting such lawsuits and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

16.	Termination of Merger Agreement

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Restricted Cash

The Company is required to secure the maximum exposure generated by automated clearing house transactions in its operating bank accounts as dictated by the Company’s bank’s internal policies with cash. This action was triggered by an adverse rating as determined by the Company’s bank’s rating system. These funds were moved to a segregated bank account that does not zero balance daily. As of December 31, 2010, the Company’s balance sheet included approximately $0.6 million in restricted cash related to the automated clearing house transactions.

18.	Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2010 and 2009 (dollars in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FOR THE YEAR ENDED DECEMBER 31, 2010
Net revenues	$56,358	$69,739	$67,455	$69,781
Operating income	8,736	21,009	18,714	22,768
Net (loss) income	(144)	12,304	9,731	7,511
Basic income per common share	$0.01	$0.29	$0.23	$0.18
Diluted income per common share	$0.01	$0.29	$0.23	$0.17
FOR THE YEAR ENDED DECEMBER 31, 2009
Net revenues	$55,353	$65,962	$65,127	$69,606
Operating income (loss)(1)	3,580	26,431	(160,054)	14,862
Net (loss) income(1)	(3,296)	14,074	(143,991)	6,511
Basic and diluted (loss) income per common share	$(0.08)	$0.34	$(3.56)	$0.16

(1)	During the third and fourth quarters of 2009 the Company recorded impairment charges of $173.1 million and $1.9 million, respectively, related to its interim and annual impairment testing.

19.	Variable Interest Entities

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

As of December 31, 2010, the Company’s proportionate share of its affiliate losses exceeded its investment in CMP. In addition, the Company has no contractual obligation to fund the losses of CMP. As a result, the Company had no exposure to loss from its investment in CMP. The Company has not provided and does not intend to provide any financial support, guarantees or commitments for or on behalf of CMP. Additionally, the Company’s balance sheet at December 31, 2010 does not include any assets or liabilities related to its variable interest in CMP. See Note 8, “Investment in Affiliate” for further discussion.

On January 31, 2011, the Company entered into an agreement to purchase CMP, see Note 21, “Subsequent Event” for additional discussion related to the Company’s acquisition of CMP.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Related Party

During the third quarter of 2010, the Company entered into a management agreement with DM Luxury, LLC the country’s largest city magazine publisher which publishes 26 titles in twelve major U.S. markets. The Company will provide back office shared services, such as finance, accounting, treasury, internal audit, use of corporate headquarters, legal, human resources, risk management and information technology for an annual management fee of $0.5 million. The Company determined that DM Luxury, LLC was a related party as a result of the ownership interest of Lewis W. Dickey, Jr., an executive officer of the Company, in Dickey Publishing, Inc. and Dickey Media Investments, LLC, which together own 50.0% of DM Luxury, LLC, with Macquarie Capital (USA), Inc. owning the remaining 50.0% of DM Luxury, LLC. The Company does not have an equity interest in DM Luxury, LLC and recorded $0.1 million of revenues during the twelve months ended December 31, 2010.

During the fourth quarter the Company completed the sale of a translator to Dickey Broadcasting which resulted in a gain of approximately $0.2 million. Mr. Lewis W. Dickey, Jr., and Mr. John W. Dickey, each executive officers of the Company, are part owners of Dickey Broadcasting.

21.	Subsequent Event

On January 31, 2011, the Company signed a definitive agreement to acquire the remaining equity interests of CMP that it does not currently own.

In connection with the acquisition, the Company expects to issue 9,945,714 shares of its common stock to affiliates of the three private equity firms that collectively own 75.0% of CMP — Bain, Blackstone and THL. Blackstone will receive shares of the Company’s Class A common stock and, in accordance with FCC broadcast ownership rules, Bain and THL will receive shares of a new class of the Company’s non-voting common stock. The Company currently owns the remaining 25.0% of CMP’s equity interests. In connection with the acquisition, the Company also intends to acquire all of the outstanding warrants to purchase common stock of a subsidiary of CMP, in exchange for an additional 8,267,968 shares of the Company’s common stock.

This transaction will not trigger any change of control provisions in the Company’s Credit Agreements or in CMP’s credit agreement or bond indentures.

The transaction is expected to be completed in the second quarter of 2011, and is subject to shareholder and regulatory approvals and other customary conditions. The Company’s holders of shares, representing approximately 54.0% of its voting power, have agreed to vote to approve the share issuances and to approve an amendment to its certificate of incorporation, which are required to complete the transaction. In addition, on February 23, 2011, the Company received an initial order from the FCC approving the transaction. The Company is currently waiting for the approval to become final. Also, in conjunction with the acquisition, Mr. David M. Tolley, a Senior Managing Director of Blackstone, has joined the Board of Directors of Cumulus, as of January 31, 2011.

In addition, on March 9, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Citadel Broadcasting Corporation (“Citadel”), Cadet Holding Corporation, a direct wholly owned subsidiary of the Company (“Holdco”), and Cadet Merger Corporation, an indirect, wholly owned subsidiary of the Company (“Merger Sub”).

Pursuant to the Merger Agreement, at the closing, Merger Sub will merge with and into Citadel, with Citadel surviving the merger as an indirect, wholly owned subsidiary of the Company (the “Merger”). At the effective time of the Merger, each outstanding share of common stock and warrant of Citadel will be canceled and converted automatically into the right to receive, at the election of the stockholder (subject to certain limitations set forth in the Merger Agreement), (i) $37.00 in cash, (ii) 8.525 shares of the Company’s common stock, or (iii) a combination thereof. Additionally, prior to the Merger, each outstanding unvested option to acquire shares of Citadel common stock issued under Citadel’s equity incentive plan will automatically vest, and all outstanding options will be deemed exercised pursuant to a cashless exercise, with the resulting net Citadel shares eligible to receive the Merger

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration. Holders of unvested restricted shares of Citadel common stock will be eligible to receive the Merger consideration for their shares pursuant to the original vesting schedule of such shares. Elections by Citadel stockholders are subject to adjustment so that the maximum amount of shares of the Company’s common stock that may be issuable in the Merger is 151,485,282 and the maximum amount of cash payable by the Company in the Merger is $1,408,728,600.

The Company has obtained commitments for up to $500 million in equity financing and commitments for up to $2.525 billion in senior secured credit facilities and $500 million in senior note bridge financing, the proceeds of which shall pay the cash portion of the Merger consideration, and effect a refinancing of the combined entity (the Company, CMP and Citadel). Final terms of the debt financing will be set forth in definitive agreements relating to such indebtedness.

The Merger Agreement contains customary representations and warranties made by Citadel, the Company, Holdco and Merger Sub. Citadel and the Company also agreed to various covenants in the Merger Agreement, including, among other things, covenants (i) to conduct their respective material operations in the ordinary course of business consistent with past practice and (ii) not to take certain actions prior to the closing of the Merger without prior consent of the other.

The consummation of the Merger is subject to various customary closing conditions, including (i) approval by Citadel’s stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (“HSR approval”), (iii) regulatory approval by the Federal Communications Commission, and (iv) the absence of a material adverse effect on Citadel or the Company.

The Merger Agreement may be terminated by either Citadel or the Company in certain circumstances, and if the Merger Agreement is terminated, then Citadel may be required under certain circumstances specified in the Merger Agreement to pay the Company a termination fee of up to $80 million. In other circumstances, the Company may be required to pay to Citadel a reverse termination fee of up to $80 million.

Completion of the Merger is anticipated to occur by the end of 2011, although there can be no assurance the Merger will occur within the expected timeframe or at all.

SCHEDULE II

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Provision for		Balance
	Beginning	Doubtful		at End
Fiscal Year	of Year	Accounts	Applications	of Year

Allowance for doubtful accounts
2010	$1,166	$1,271	$(1,322)	$1,115
2009	1,771	2,386	(2,991)	1,166
2008	1,839	3,754	(3,822)	1,771
Valuation allowance on deferred taxes
2010	$267,804	$—	$(11,004)	$256,800
2009	233,108	34,696	—	267,804
2008	169,702	63,406	—	233,108

S-1

EXHIBIT INDEX

23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.