Form 10-K/A
period 2010-12-31
CUMULUS MEDIA INC
filed 2011-05-02
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Class A Common Stock, par value $.01 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No  ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $49.5 million, based on 18,545,803 shares outstanding and a last reported per share price of Class A Common Stock on the NASDAQ Global Select Market of $2.67 on that date. As of April 28, 2011, the registrant had outstanding 42,522,379 shares of common stock consisting of (i) 36,068,317 shares of Class A Common Stock; (ii) 5,809,191 shares of Class B Common Stock; and (iii) 644,871 shares of Class C Common Stock.

EXPLANATORY NOTE
     This Amendment No. 1 amends the Annual Report on Form 10-K for the year ended December 31, 2010, of Cumulus Media Inc. (also referred to as “Cumulus,” the “Company,” “we,” “us” or “our”) which was filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2011 (the “Original Filing”). Cumulus is filing this Amendment No. 1 to include the information required by Items 10, 11, 12, 13 and 14 of Part III, which was not included in the Original Filing. In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including with this Amendment No. 1 currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
     This Amendment No. 1 does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures to reflect any events that occurred subsequent to March 14, 2011.

FORWARD-LOOKING STATEMENTS
     In various places in this report, we use statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical in nature and may include statements relating to our future plans, objectives, expectations and intentions regarding industry and general economic trends, our expected financial position, results of operations or market position and business strategy. Such statements can generally be identified by words such as “may,” “target,” “could,” “would,” “will,” “should,” “anticipate,” “believe,” “expects,” “intend,” “estimate,” “seek,” “project,” “plan” and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, including those referred to under “Risk Factors” in our annual report on Form 10-K and as otherwise described in our periodic filings with the SEC from time to time, that may cause our actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, but are not limited to:
•	the impact of general economic conditions in the United States or in specific markets in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our capital expenditure requirements;

•	legislative or regulatory requirements;

•	risks and uncertainties relating to our leverage;

•	changes in interest rates;

•	our dependence on key personnel;

•	our ability to obtain financing at times, in amounts and at rates considered appropriate by us;

•	our ability to complete the pending acquisition of the remaining equity interests of Cumulus Media Partners, LLC that we do not currently own, and the pending merger of Citadel Broadcasting Corporation with one of our wholly-owned subsidiaries within the time periods anticipated and our ability to achieve the anticipated benefits and synergies from those acquisitions;

•	our continued ability to identify suitable acquisition targets, and to consummate and integrate future acquisitions; and

•	our ability to access the capital markets as and when needed and on terms that we consider favorable to us.
     Many of these factors are beyond our control or difficult to predict and we cannot be certain that any of the events anticipated by the forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required under federal securities laws. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Amendment No. 1 to our annual report on Form 10-K.

CUMULUS MEDIA INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2010

PART III
Item 10. Directors and Executive Officers and Corporate Governance
DIRECTORS
     Our board of directors (the “Board”) is currently comprised of the following five individuals. Set forth below are descriptions of the backgrounds and principal occupations of each director and the period during which he has served on the Board.
     Lewis W. Dickey, Jr., age 49, is our Chairman, President and Chief Executive Officer. Mr. L. Dickey has served as Chairman, President and Chief Executive Officer since December 2000. Mr. Dickey was one of our founders and initial investors, and served as Executive Vice Chairman from March 1998 to December 2000. Mr. L. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise—Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. Mr. L. Dickey also serves as a member of the National Association of Broadcasters Radio board of directors. Mr. L. Dickey is the brother of John W. Dickey, our Executive Vice President and Co-Chief Operating Officer.
     Mr. L. Dickey has over 27 years of experience in the radio broadcasting industry in a variety of strategic, operational and financing areas. As a founder of Cumulus, Mr. L. Dickey was instrumental in our development and growth. His service as our Chairman and Chief Executive Officer over the past ten years has resulted in his having a unique level of knowledge of the opportunities and challenges associated with our business. Among other things, he brings to our Board his extensive background in station acquisition, integration and management. Mr. L. Dickey’s familiarity with us, our industry and various market participants makes him uniquely qualified to lead and advise the Board as Chairman.
     Ralph B. Everett, age 59, has served as one of our directors since July 1998. Since January 2007, Mr. Everett has served as the President and Chief Executive Officer of the Joint Center for Political and Economic Studies, a national, nonprofit research and public policy institution located in Washington, D.C. Prior to 2007, and for more than eighteen years, Mr. Everett had been a partner with the Washington, D.C. office of the law firm of Paul, Hastings, Janofsky & Walker LLP, where he headed the firm’s Federal Legislative Practice Group. He had previously worked in the U.S. Senate for more than a decade, including serving as a staff director and chief counsel of the Committee on Commerce, Science and Transportation. In 1998, Mr. Everett was appointed by President Clinton as United States Ambassador to the 1998 International Telecommunication Union Plenipotentiary Conference and in the same year, he led the U.S. delegation to the Second World Telecommunication Development Conference in Malta, joining participants from more than 190 nations. He is also a member of the Board of Visitors of Duke University Law School and serves on the boards of Connection Nation and Independent Sector.
     Mr. Everett possesses an extensive legal background, particularly in FCC/radio broadcasting matters, as evidenced by his various legal and advisory positions held during his career. In addition, Mr. Everett’s management experience as a chief executive officer of a public policy institution focused on political and economic matters provides a valuable perspective to our Board, and enables Mr. Everett to provide value in the oversight of the Company through his service on the Audit Committee and the Compensation Committee.
     Eric P. Robison, age 51, has served as one of our directors since August 1999. Mr. Robison is currently the President and Chief Executive Officer of Lynda.com, an Internet-based software and education training company, which he joined in January 2008. From 2002 to 2008, he was President of IdeaTrek, Inc., a company that provides business consulting services. From 1994 to 2002, Mr. Robison was Vice President, Business Development at Vulcan Inc., the holding company that manages all personal and business interests for investor Paul G. Allen, where Mr. Robison managed various projects and analyzed investment opportunities. He has previously served as a director of several publicly traded companies in various industries.
     Mr. Robison brings to our Board substantial corporate management experience through his high-level positions at technology, business services and training companies, as well as past experience on boards of directors, including

CNET Networks. Mr. Robison has particular skill and experience in business development and investments and acquisitions, and particularly in connection with internet initiatives and related ventures, all of which is useful given our business strategy, and provides value in the oversight of the Company through his service on the Audit Committee and as Chairman of the Compensation Committee.
     Robert H. Sheridan, III, age 48, has served as one of our directors since July 1998. Mr. Sheridan is currently a partner at Ridgemont Equity Partners, a private equity firm that provides buyout and growth capital to closely-held private companies and new business platforms. Prior to joining Ridgemont Equity Partners in August 2010, Mr. Sheridan served as Managing Director, and Co-Head of the Americas, for BAML Capital Partners (“BAMLCP”), the private equity and mezzanine group within Bank of America Corporation, since January 1998, and was a Senior Vice President and Managing Director of BA Capital Company, L.P. (“BA Capital”), which was formerly known as NationsBanc Capital Corp. Affiliates of Ridgemont Equity Partners are the successor general partners to certain affiliates of BAMLCP, which previously served as general partners of two of our principal stockholders, Banc of America Capital Investors SBIC, L.P. and BA Capital (together, the “BofA Entities”). Mr. Sheridan has an economic interest in the entities comprising the general partners of the BofA Entities. He was a Director of NationsBank Capital Investors, the predecessor of BAMLCP, from January 1996 to January 1998.
     Mr. Sheridan’s expertise in a variety of financial matters, in private equity and in capital markets and acquisition transactions, makes him a valuable member of our Board, and enhances the value of his service as Chairman of the Audit Committee, and a member of the Compensation Committee. Mr. Sheridan’s significant experience as a senior-level private equity professional provides a solid platform for him to advise and consult with our Board on financial, strategic and acquisition-related matters.
     Pursuant to our certificate of incorporation and a voting agreement entered into in 1998 by Cumulus, BA Capital (through its predecessor entity) and the holders of our Class C Common Stock, the holders of our Class C Common Stock (all of which is currently owned by Mr. L. Dickey) have the right, voting as a single class, to elect one director to our board of directors, referred to as the Class C Director, and such stockholders are obligated to elect a person designated by BA Capital to serve as such director. The rights and obligations under the voting agreement shall continue until such time that BA Capital, together with its affiliates, no longer own at least 50% of the number of shares of our common stock as BA Capital held on June 30, 1998. At such time, the term of the Class C Director, and the right of the holders of our Class C Common Stock to elect the Class C Director, shall terminate. Mr. Sheridan has served as BA Capital’s designee for such position since July 1998.
     David M. Tolley, age 43, has served as one of our directors since January 31, 2011. Mr. Tolley is currently a Senior Managing Director of Blackstone Group L.P. (“Blackstone”). Mr. Tolley has been employed by Blackstone since 2000. Prior to joining Blackstone, he held a series of positions at Morgan Stanley & Co. He has served as a director of Cumulus Media Partners, LLC (“CMP”) since 2006, and is the former Chairman of the board of directors of NewSkies Satellites.
     Mr. Tolley has over fifteen years of experience in private equity investments and investment banking, with extensive experience in mergers, acquisitions and financings. He has particular experience in the telecommunications and media sectors. His competence in critical financial analysis and strategic planning, and vast experience in both transactions in, and overseeing operations of, numerous companies in the telecommunications and media industries, bring essential skills and a unique perspective to the Board.
     Pursuant to a voting agreement entered into by Cumulus, Blackstone and Mr. L. Dickey, Jr., his brother, John W. Dickey, our Executive Vice President and Co-Chief Operating Officer, and their father, Lewis W. Dickey, Sr., together with other members of their family (collectively, the “Dickeys”) in connection with entering into a share exchange agreement to complete the pending acquisition of the remaining equity interests of CMP (the “CMP Acquisition”) that the Company does not currently own, for each of our next three successive annual stockholders’ meetings, beginning in 2011, our Board is obligated to nominate a Blackstone designee for election, until such time as affiliates of Blackstone as a group cease to beneficially own at least one-half of the aggregate amount of the Company’s common stock that they receive upon consummation of the CMP Acquisition. Mr. Tolley has served as Blackstone’s designee for such position since January 31, 2011.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our directors and executive officers, and any persons who beneficially own more than 10% of our common stock, are required to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon our review of copies of such reports for our 2010 fiscal year and written representations from our directors and executive officers, we believe that our directors and executive officers, and beneficial owners of more than 10% of our common stock, have complied with all applicable filing requirements for our 2010 fiscal year.
CODE OF ETHICS
     We have adopted a Code of Business Conduct and Ethics, referred to as our Code of Ethics, that applies to all of our employees, executive officers and directors and meets the requirements of the rules of the SEC and the current listing standards of the NASDAQ Global Select Market (the “NASDAQ Rules”). The Code of Ethics is available on our website, www.cumulus.com, or can be obtained without charge by written request to Richard S. Denning, Corporate Secretary, at our principal executive offices. If we make any substantive amendments to this Code of Ethics, or if our Board grants any waiver, including any implicit waiver, from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person to whom the waiver was granted and the date of the waiver in a current report on Form 8-K.
AUDIT COMMITTEE
     The Board has formed an Audit Committee comprised of three members, each of whom meets the definition of “independent” under the NASDAQ Rules. The current members of the Audit Committee are Robert H. Sheridan, III (Chairman), Ralph B. Everett, and Eric P. Robison, none of whom is an employee of ours. Our Board has determined that each Audit Committee member is “independent,” as such term is defined under the rules of the SEC and the NASDAQ Rules applicable to audit committee members, and meets the financial literacy requirements of the NASDAQ Rules. None of the aforementioned members has participated in the preparation of the financial statements of Cumulus or its subsidiaries at any time during the past three years. Our Board has determined that Mr. Sheridan (1) is an “audit committee financial expert,” as such term is defined under the rules of the SEC, and (2) meets the NASDAQ Rules’ professional experience requirements.
Item 11. Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The Board has formed a Compensation Committee, which is responsible for developing, overseeing and implementing our compensation program for executive officers. The Compensation Committee consists entirely of non-employee, independent members of the Board and operates under a written charter approved by the Board. The Compensation Committee has historically consulted, and expects to continue to consult, with the Chief Executive Officer in the exercise of its duties. The Compensation Committee, nevertheless, retains absolute discretion over all compensation decisions with respect to the named executive officers. The Compensation Committee did not retain a compensation consultant in connection with making compensation decisions for 2010.
     This compensation discussion and analysis provides an overview of our compensation objectives and policies, the elements of compensation that we provide to our top executive officers, and the material factors that we considered in making the decisions to pay such compensation. Following this analysis, we have provided a series of tables containing specific information about the compensation earned in or paid for 2010 to the following individuals, whom we refer to as our named executive officers:
•	Lewis W. Dickey, Jr., our Chairman, President and Chief Executive Officer;

•	Joseph P. Hannan, our Senior Vice President, Treasurer and Chief Financial Officer;

•	Jonathan G. (“John”) Pinch, our Executive Vice President and Co-Chief Operating Officer; and

•	John W. Dickey, our Executive Vice President and Co-Chief Operating Officer.
     The discussion below is intended to help you understand the information provided in those tables and put that information in context within our overall compensation program.
     Executive Compensation Program Objectives
     Our compensation program has three primary and related objectives:
•	to provide a total compensation package that allows us to compete effectively in attracting, rewarding and retaining executive leadership talent;

•	to reward executives for meaningful performance that contributes to enhanced long-term stockholder value and our general long-term financial health; and

•	to align the interests of our executives with those of our stockholders.
     In accordance with these goals, we provide a material portion of each named executive officer’s compensation in the form of at-risk incentive awards that measure individual performance and our success as a company in achieving our business strategy and objectives. With respect to our performance, we focus primarily on the performance and results of our stations, as measured by Station Operating Income, which is a financial measure that isolates the amount of income generated solely by our stations, and Adjusted EBITDA, another financial measure that isolates the amount of income generated by our stations after the incurrence of corporate general and administrative expenses. These measures assist our management in evaluating the earnings potential of our station portfolio and the cash flow generated by our business.
     Compensation Program Elements and Their Purpose
     The compensation program for our named executive officers consists primarily of the following integrated components: base salary, annual incentive awards and long-term incentive opportunities. The program also contains elements relating to retirement, severance and other employee benefits.
     Base salary. Base salary is the fixed portion of a named executive officer’s annual compensation and is intended to recognize fundamental market value for the skills and experience of the individual relative to the responsibilities of his position with us. Changes to base salary are generally intended to reflect, among other things, the officer’s performance as indicated through functional progress, career and skill development and mastery of position competency requirements. Base salary is the fundamental element of the total compensation package to which most other elements relate.
     Annual incentive. Unlike base salary, which is fixed, annual incentive compensation is intended to vary as a direct reflection of Company and individual performance over a twelve-month period. The incentive opportunity is typically expressed as a percentage of base salary and is typically paid in the form of a cash bonus, although the Compensation Committee has discretion to grant bonuses, in whole or in part, in the form of equity awards. In addition to amounts that may be awarded pursuant to annual incentive performance awards, the Compensation Committee has the authority to make discretionary bonus awards, including awards based on Company or individual performance.
     Long-term incentives. Long-term incentive awards, which have historically been made in the form of grants of options exercisable shares of for our common stock or awards of restricted shares of our common stock, are granted with the intent to reward performance over a multi-year period with clear links to performance criteria, continued service and long-term stockholder value. For Mr. L. Dickey, the incentive opportunity through May 2013 has been set pursuant to the terms of his current employment agreement, which took effect on December 20, 2006, and was designed to maintain a desired balance between short- and long-term compensation over the term of the agreement, as discussed further below. The incentive opportunity for our other named executive officers, which is determined on an annual basis by the Compensation Committee, is designed to maintain a similar balance. The realized compensation from these incentives will vary as a reflection of stock price or other financial performance over time. For 2010, we used awards of restricted stock to deliver long-term incentive opportunity to our named executive officers.
     Employee retirement/health and welfare benefit plans. These benefits are intended to provide competitive levels of medical, retirement and income protection, such as life and disability insurance coverage, for the executives and their families. Our named executive officers generally participate in the same programs pertaining to medical coverage (active employee and retiree), life insurance, disability and retirement offered to all of our eligible employees. In addition, our named executive officers participate in an executive life insurance program. We believe that our benefits and retirement programs are comparable to those offered by other companies in our peer group and, as a result, are needed to ensure that compensation for our named executive officers remains competitive.
     Severance and other termination payments. Other than Mr. Hannan, each named executive officer currently employed by us is party to an employment agreement under which he may receive severance benefits upon his termination of employment in various circumstances, including following a change of control. The severance-related agreements available to those named executive officers are described in more detail under “— Potential Payments upon Termination or Change of Control.” We believe that our severance arrangements, including the amount of the severance benefit, are comparable to those offered by the companies in our peer group and, as a result, are needed to ensure that compensation for our named executive officers remains competitive.
     Executive perquisites. We have typically provided a car allowance to each of our named executive officers. We do not provide other perquisites such as financial planning or country club memberships.
     Compensation levels among named executive officers. There are no policy differences with respect to the compensation of individual named executive officers even though the level of compensation may differ based on scope of responsibilities and performance. The compensation disparity between our Chief Executive Officer and the other named executive officers is primarily due to the Chief Executive Officer having significantly greater responsibilities for management and oversight of a large enterprise and the corresponding market factors reflecting this difference. From an operations oversight perspective, we have divided responsibility for our radio markets in half, and Mr. J. Dickey and Mr. Pinch, who each serve as Executive Vice President and Co-Chief Operating Officer, are each responsible for one-half of our operating markets. Mr. J. Dickey also has responsibility for overseeing our programming, market promotion and engineering across all markets. Consequently, Mr. J. Dickey’s base salary and incentive awards reflect the multiple categories of responsibilities that he holds. Mr. Hannan was named Senior Vice President, Treasurer and Chief Financial Officer in March 2010, after having served as Interim Chief Financial Officer since July 2009. Mr. Hannan’s base salary was increased in connection with the March 2010 appointment.
     Determining the Amount of Each Element
     Base salary. We are party to employment agreements with each of our current named executive officers, other than Mr. Hannan. Each of these agreements provides for a contractual level of base salary. Mr. L. Dickey’s employment agreement provides for annual increases of $40,000, subject to further merit increases as the Compensation Committee deems appropriate, while the agreements with Messrs. Pinch and J. Dickey provide for discretionary annual increases. The Compensation Committee seeks to set base salaries at levels that it considers fair, after considering a variety of factors, including the scope and complexity of the officer’s position; the officer’s expertise; the officer’s experience relative to his position and responsibilities; the officer’s contributions and importance to us; the officer’s historical compensation; the salary ranges for persons in comparable positions at comparable companies (to the extent available); the competitiveness of the market for the officer’s services; and the recommendations of our Chief Executive Officer (except in the case of his own performance).
     Determinations as to appropriate base salaries of our named executive officers (other than Mr. L. Dickey’s, whose salary is generally set pursuant to his employment agreement) historically have not been made by applying a particular formula or the use of designated benchmarks. In March 2010, the Compensation Committee determined to award Messrs. J. Dickey, Pinch and Hannan base salaries of $597,400, $525,300 and $250,000, respectively, which represented 3% increases to each of Messrs. J. Dickey and Pinch, and a 43% increase for Mr. Hannan in recognition of his appointment as Chief Financial Officer and commensurate increased responsibilities. While the Compensation Committee approved the $40,000 increase to base salary mandated by his employment agreement, Mr. L. Dickey, recognizing the uncertain economic conditions, voluntarily elected not to accept the increase in base salary as recommended by the Compensation Committee until these conditions improved or stabilized. As a result, while he was contractually entitled to a base salary of $1,020,000 for 2010, Mr. L. Dickey’s base salary did not increase from $940,000 in 2010.
     Annual incentive. Like base salary, the parameters of the annual bonus also are set forth in the employment agreements with each of the named executive officers who have such agreements. However, the Compensation Committee maintains a level of discretion and flexibility, including the ability to make annual bonus awards to executives even in circumstances where pre-established performance targets have not been established or are not satisfied, and to make bonus awards in stock in lieu of cash. The decision to increase or decrease annual bonuses from year to year is generally based on a variety of factors the Compensation Committee deems appropriate, including our overall performance, the executive’s individual performance, the business environment over the course of the prior year, and any extraordinary accomplishments by the Company or the individual during the prior year, as further described below. The Compensation Committee believes this flexibility, coupled with a history of appropriately rewarding performance, provide an effective incentive for the continued superior performance of our executives.
     With regard to the annual bonus paid to Mr. L. Dickey in 2011, awarded for performance in 2010, in March 2010 the Compensation Committee reviewed management’s 2010 operating budget, including budgeted Adjusted EBITDA (defined as operating income before local marketing agreement fees, depreciation and amortization, non-cash stock compensation, impairment charge and terminated transaction expense) of $84.117 million and approved the following targets for his annual incentive bonus for 2010:
•	If Adjusted EBITDA was 90% of the budgeted Adjusted EBITDA, then Mr. L. Dickey would have been eligible for a bonus of 50% of his 2010 base salary, or $470,000;

•	If Adjusted EBITDA was 100% of the budgeted Adjusted EBITDA, then Mr. L. Dickey would have been eligible for a bonus of 75% of his 2010 base salary, or $705,000; and

•	If Adjusted EBITDA was 105% of the budgeted Adjusted EBITDA, then Mr. L. Dickey would have been eligible for a bonus of 100% of his 2010 base salary, or $940,000.
     To the extent that Adjusted EBITDA was between the targeted amounts, the bonus would be adjusted on a sliding scale between 50% and 100% of base salary to include an amount proportionate to the amount achieved in excess of the 90% and 110% target amounts.
     For fiscal year 2010, Adjusted EBITDA was $87.5 million, or 104% of the budgeted Adjusted EBITDA amount. In February 2011, the Compensation Committee reviewed the short-term annual bonus targets and recognized that despite the adverse business cycle, Mr. L. Dickey had nevertheless made significant contributions to the Company in 2010, including providing strategic leadership for our operations in an extremely challenging business environment, implementing significant cost-cutting initiatives to meet the realities of our business operations while preserving our quality and efficiency of operations and maintaining cash flow, and providing strategic negotiations for the Company’s purchase of all of the outstanding maximum equity interests of our affiliate Cumulus Media Partners, LLC (“CMP”) that are not currently owned by us. The Compensation Committee determined that, while we had not achieved the maximum Adjusted EBITDA threshold for Mr. L. Dickey to be entitled to the maximum annual cash bonus payment, based upon the significant contributions that Mr. L. Dickey had made to the Company in 2010 by exceeding the budgeted Adjusted EBITDA amount as well as the other operational and strategic leadership Mr. L. Dickey provided, he was deserving of the maximum bonus amount in recognition of those contributions. The bonus awarded to Mr. L. Dickey for 2010 represents 100% of the maximum bonus amount that he would have been eligible to receive under his employment agreement for that year.
     With regard to annual bonuses paid to Messrs. J. Dickey, Pinch and Hannan in 2011, awarded for performance in 2010, the Compensation Committee had determined in March 2010 not to set any specific award levels or objectives but instead to evaluate bonuses on a discretionary basis after completing an evaluation of both Company and individual performance during 2010 as part of the compensation review process in early 2011. In evaluating potential annual bonuses for the named executive officers, the Compensation Committee considered the following factors:
•	Management’s ability to defend our Adjusted EBITDA, given the difficult economic environment in 2010. Adjusted EBITDA increased 20.5%, to $87.5 million, from $72.6 million in 2009 and the Compensation Committee recognized that on a percentage basis, we outperformed many of our peers.

•	Management’s ability to optimize our capital structure and maintain compliance with the restrictive financial covenants in the credit agreement governing our senior secured credit facilities. During 2010, management successfully achieved levels of Adjusted EBITDA and cash flow that enabled the Company to meet the required principal repayment amounts during 2010 and to accelerate our reduction in outstanding debt under our credit facility.

•	Management’s ability to engage in strategic corporate development activities during the year. In 2010, management continued to make significant progress on efforts to create standardization across our station platform where possible by developing and implementing best-in-class practices and to evaluate effectiveness using real-time reporting enabled by our proprietary technologies; as well as to use our national scale and unique communities of listeners to create new digital media properties and e-commerce opportunities.
     After consideration of these factors, the Compensation Committee approved discretionary annual cash bonus awards for Messrs. L. Dickey, J. Dickey, Pinch and Hannan in the aggregate amounts of $939,960, $290,000, $240,000 and $100,000, respectively, all of which paid one-half in cash and one-half in shares of Class A Common Stock, which were issued in accordance with the terms of our 2008 Equity Incentive Plan, were freely traded and contained no restrictions thereon.
     Long-term incentives. In connection with determining the long-term equity incentive compensation for each of our named executive officers for 2010, the Compensation Committee considered a number of factors, including:
•	Annual performance. The Compensation Committee considered our operating performance for 2010 compared to our business plan, and recognized the efforts and success in achieving various plan objectives, even in light of ongoing challenges to business conditions.

•	Performance relative to our peers in the industry. Our 2010 results were higher than our results for 2009. In addition, the Compensation Committee examined our results as compared to similarly situated competitors in our industry, including Saga Communications, Inc., Radio One, Inc. Entercom Communications Corp. and Emmis Communications Corporation, noting that on a relative basis, our operating performance was stronger than several of our competitors.

•	Cumulus Media Partners. The Compensation Committee gave considerable weight to the additional responsibilities placed on our named executive officers in managing our affiliate, CMP, a private partnership created by Cumulus and affiliates of Bain Capital Partners LLC, The Blackstone Group and Thomas H. Lee Partners, L.P., and operating the large-market radio stations owned by CMP. The Compensation Committee recognizes, and in making compensation decisions took into account, the fact that our named executive officers now manage an enterprise that is nearly double the size as a result of the CMP partnership, based on station operating income.
     As with determinations of base salary and annual short-term incentives, determinations as to appropriate long-term incentives of our named executive officers (other than Mr. L. Dickey’s, whose incentives are generally set pursuant to his employment agreement) historically have not depended upon the application of a particular formula or the use of designated benchmarks.
     For Mr. L. Dickey, in March 2010 the Compensation Committee awarded 320,000 shares of restricted stock, of which 160,000 are time vested (vesting at a rate of 80,000 shares on the second anniversary of the date of grant, and

40,000 shares on each of the third and fourth anniversary of the date of grant) and 160,000 have performance-based vesting objectives, all in accordance with the terms of Mr. Dickey’s employment agreement. With respect to the performance-based awards, the Compensation Committee considered the various measures discussed above, including our performance relative to budget and to our industry peers, and determined that the performance objective for Mr. L. Dickey’s 2010 equity awards would be met, and the shares would vest in full, on March 31, 2013 if the average annual Adjusted EBITDA over the three year period ending December 31, 2012 meets a specified threshold, subject to proportionate adjustment for any acquisitions or divestitures during the performance measurement period. For Messrs. Dickey, Pinch and Hannan in March 2010 the Compensation Committee considered the various measures discussed above, including our performance relative to budget and to our industry peers, and determined to award Messrs. Dickey, Pinch and Hannan 70,000, 40,000 and 10,000 restricted shares, respectively. These restricted shares vest at a rate of 50% on the second anniversary of the date of grant and 25% on the third and fourth anniversaries.
     In early 2011, the Compensation Committee also reviewed the three year performance criteria established in February 2008 for the 160,000 performance-based shares of restricted stock awarded to Mr. L. Dickey on February 8, 2008. The vesting conditions for those restricted shares required that the Company achieve an average annual Adjusted EBITDA of $108 million (subject to adjustment for acquisitions and dispositions) for the three year period ending December 31, 2010. That threshold was not achieved for that cycle. Nevertheless, the Compensation Committee determined that in light of the unprecedented adverse developments in the economy in general, during a significant amount of that performance period, and the radio industry in particular, it would be appropriate to modify the performance requirements and extend the vesting period so that Mr. L. Dickey would retain the ability to achieve vesting on those shares of restricted stock if the revised performance criteria were achieved. Accordingly, and effective as of February 2011, the terms of Mr. L. Dickey’s 2008 performance-based restricted stock award of 160,000 shares were amended to provide that those shares would vest in full on February 24, 2014 if the Company achieves a specified average annual Adjusted EBITDA for the three year period ending December 31, 2013.
     Compensation of the Chief Executive Officer. As noted above, Mr. L. Dickey is compensated pursuant to the terms of his Employment Agreement, which was entered into on December 20, 2006. See “— Employment Agreements.” The Compensation Committee does retain the ability to subjectively exercise discretion in making compensation decisions and awards, and has exercised that discretion in various circumstances, as described hereinabove.
     Allocating Between Long-term and Annual Compensation
     We seek to maintain an executive compensation program that is balanced in terms of each element of pay relative to competitive practices, with the incentive emphasis placed on long-term results. The overall program is intended to balance business objectives for executive pay for performance, retention, competitive market practices and stockholder interests. Based on the fair value of equity awards granted to named executive officers in 2010 and the 2010 base salary of the named executive officers, approximately 16% of the annual total direct compensation target opportunity was subject to performance risk for named executive officers through the annual and long-term incentive plans. Annual cash-incentive awards, which constitute short-term incentives, accounted for approximately 15% of annual target compensation for the named executive officers. Long-term incentive awards made up approximately 26% of the annual target compensation mix for the named executive officers. The Compensation Committee allocates total compensation between short- and long-term incentives for 2010 based upon its own analysis of general compensation practices at similar companies and based on its view of how best to maintain key personnel.
     When Long-term Grants are Made
     The Compensation Committee typically grants long-term incentive awards annually at a regularly-scheduled meeting of our Board, usually in the first quarter of the fiscal year. The meeting date is scheduled well in advance and without regard to potential stock price movement.

     The Role of Executive Officers in Determining Executive Compensation
     Our Chief Executive Officer develops recommendations regarding executive compensation, including proposals relative to compensation for individual executive officers, using internal and external resources. These resources may include such things as compensation surveys, external data and reports from consultants and data, reports and recommendations from internal staff. Recommendations from our Chief Executive Officer include and consider all aspects of the compensation program — philosophy, design, compliance and competitive strategy — as well as specific actions regarding individual executive officer compensation. The Compensation Committee reviews and discusses these recommendations, and decides whether to accept, reject, or revise the proposals.
     Our Chief Executive Officer and our Chief Financial Officer assist the Compensation Committee in understanding key business drivers included in program designs, especially incentive programs. This may include defining related measures and explaining the mutual influence on or by other business drivers and the accounting and tax treatment relating to certain awards. Our Chief Executive Officer also provides periodic updates to the Compensation Committee regarding current and anticipated performance outcomes and their impact on executive compensation.
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
     Discretion to Modify Awards
     As previously noted, annual incentive awards are based on our performance and that of each individual named executive officer over the most recently completed fiscal year. The Compensation Committee reserves the right to adjust individual goals during the course of the year in order to reflect changes in our business.
     Under our equity incentive plans, the Compensation Committee has certain discretion to adjust or modify the terms of an award that might otherwise be forfeited. The Compensation Committee generally does not have the authority to unilaterally rescind an award. Each award defines the terms under which it would be forfeited according to the terms of the applicable equity incentive plan.
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
     Accounting and Tax Treatment of Direct Compensation
     For executives, all compensation is subject to federal, state and local taxes as ordinary income or capital gains as various tax jurisdictions provide. Section 162(m) of the U.S. tax code places a limit of $1,000,000 on the amount of compensation that we may deduct in any one year with respect to any one of our named executive officers. However, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. To maintain flexibility in compensating our named executive officers, however, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes that such payments are appropriate. Accordingly, certain components of the compensation program for our named executive officers are designed to be qualifying performance-based compensation under Section 162(m) while others are not.

     With the adoption of the Financial Accounting Standards Board’s ASC Topic 718, Stock Compensation, we do not expect accounting treatment of differing forms of equity awards to vary significantly and, therefore, accounting treatment is not expected to have a material effect on the selection of forms of compensation.
     Summary of Compensation and Benefit Plan Risk
     The Compensation Committee believes that the Company’s compensation and benefit policies and practices are not likely to have a material adverse effect on the Company and that the plans currently in place or contemplated are appropriately balanced between retention and incentive to enable the Company to retain its management team and provides the Chief Executive Officer and the other executive officers with incentives focused on meeting the objectives, developed by management and the Board, designed to create long-term stockholder value.
     Compensation Committee Report
     The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

The Compensation Committee of the Board of Directors:
Eric P. Robison, Chairman
Ralph B. Everett Robert H. Sheridan, III

Summary Compensation Table
     We have employment agreements with each of our named executive officers except Mr. Hannan, as described under “— Employment Agreements” below. The following table summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2010, December 31, 2009, and December 31, 2008.
     Based on the fair value of equity awards granted to named executive officers in 2010 and the 2010 base salary of the named executive officers, approximately 73% of the annual total direct compensation was base salary. Cash-incentive awards, which constitute short-term incentives, accounted for approximately 15% of annual target compensation and restricted share grants, which constitute long-term incentives, made up approximately 26% of the annual compensation mix for the named executive officers.

							Change in
							Pension
							Value and
							Non-
							Qualified
						Non-Equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Position	Year	($)	($)(1)	($)(2)	($)	($)	($)	($)		($)
Lewis W. Dickey, Jr.	2010	$940,000	$939,960	$1,008,000	—	—	—	$17,904	(4)	$2,905,864
Chairman, President	2009	921,884	469,900	547,200	—	—	—	17,115	(5)	1,956,179
and Chief Executive	2008	941,171	500,000	1,942,400	—	—	—	17,310	(6)	3,400,881
Officer
Joseph P. Hannan(3)	2010	250,000	100,000	31,500			—	—		381,500
Senior Vice President,	2009	159,612	17,500	—	—	—	—	—		177,112
Treasurer and Chief Financial Officer
John Pinch	2010	525,300	240,000	126,000	—	—	—	17,982	(7)	909,282
Executive Vice	2009	500,193	120,000	68,400	—	—	—	17,599	(8)	706,192
President and Co-Chief	2008	510,000	100,000	100,800	—	—	—	17,236	(9)	728,036
Operating Officer
John W. Dickey	2010	597,400	290,000	220,500	—	—	—	17,904	(10)	1,125,804
Executive Vice	2009	568,847	145,000	119,700	—	—	—	17,115	(11)	850,662
President and Co-Chief	2008	580,001	165,000	302,400	—	—	—	17,310	(12)	1,064,711
Operating Officer

(1)	We consider the bonuses paid in a given fiscal year as being earned in the prior fiscal year. Amounts reflect the bonus earned in the year indicated. For 2010, includes the grant date fair value of awards of stock granted in February 2011 in lieu of cash bonuses as follows: Mr. L. Dickey ($469,980), Mr. Hannan ($50,000), Mr. Pinch ($120,000) and Mr. J. Dickey ($145,000).

(2)	Reflects the grant date fair value of awards made pursuant to the 2004 Equity Incentive Plan and 2008 Equity Incentive Plan in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. These amounts do not include awards dated December 30, 2008 made pursuant to an exchange offer to our employees and non-employee directors to exchange outstanding options granted after October 2, 2000 for a combination of restricted shares and replacement options. See Note 11 to the consolidated financial statements in the Original Report for certain assumptions underlying the value of the awards.

(3)	Mr. Hannan served as interim Chief Financial Officer from July 1, 2009 through March 3, 2010, on which date he was appointed Senior Vice President, Treasurer and Chief Financial Officer. This table reflects his compensation for 2010 and 2009, the only years covered by the table in which he served as our principal financial officer.

(4)	Reflects an automobile allowance of $12,000, employer-paid health insurance premiums of $2,028, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $2,286.

(5)	Reflects an automobile allowance of $11,500, employer-paid health insurance premiums of $1,739, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $2,286.

(6)	Reflects an automobile allowance of $12,000, employer-paid health insurance premiums of $1,739, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $1,981.

(7)	Reflects an automobile allowance of $8,400, employer-paid health insurance premiums of $5,706, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $2,286.

(8)	Reflects an automobile allowance of $8,050, employer-paid health insurance premiums of $5,673, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $2,286.

(9)	Reflects an automobile allowance of $8,400, employer-paid health insurance premiums of $5,265, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $1,981.

(10)	Reflects an automobile allowance of $12,000, employer-paid health insurance premiums of $2,028, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $2,286.

(11)	Reflects an automobile allowance of $11,500, employer-paid health insurance premiums of $1,739, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $2,286.

(12)	Reflects an automobile allowance of $12,000, employer-paid health insurance premiums of $1,739, employer-paid life insurance premiums of $1,590, and employer-paid short and long-term disability of $1,981.
2010 Grants of Plan-Based Awards
     The Compensation Committee approved awards of restricted common stock, pursuant to our 2008 Equity Incentive Plan, to each of our executive officers in 2010.
     The restricted share grants to Messrs. Hannan, Pinch and Dickey on March 26, 2010 were of time-vested shares: One-half of each grant will vest on the second anniversary of the grant date, with the remainder to vest one-quarter at each of the third and fourth anniversaries. The grants are conditioned on the continuous employment of the grant recipients.
     With regard to the grant to Mr. L. Dickey on March 26, 2010, half of the grant was of time-vested restricted shares, which will vest according to the same schedule as the grants to the other executive officers, as described above. The remaining portion of the grant was for performance-based restricted stock awards, which will vest upon achievement of a Compensation Committee-approved target average annual Adjusted EBITDA (calculated on a same-station basis) for the three-year period ending December 31, 2012.
     The table below summarizes the grants of plan-based awards to each of the named executive officers for the fiscal year ended December 31, 2010.

			Estimated			Estimated
			Future			Future
			Payouts			Payouts
			Under			Under
			Non-Equity			Equity
			Incentive			Incentive
			Plan Awards			Plan Awards		Grant Date Fair
		Threshold	Target	Maximum	Threshold	Target	Maximum	Value of Stock and
Name	Grant Date	($)	($)	($)	(#)	(#)	( #)	Option Awards(1)
Lewis W. Dickey, Jr.	March 26, 2010	—	—	—	—	320,000	—	$1,008,000
Chairman, President and Chief Executive Officer
Joseph P. Hannan	March 26, 2010	—	—	—	—	10,000	—	$31,500
Senior Vice President, Treasurer and Chief Financial Officer
John Pinch	March 26, 2010	—	—	—	—	40,000	—	$126,000
Executive Vice President and Co-Chief Operating Officer
John W. Dickey	March 26, 2010	—	—	—	—	70,000	—	$220,500
Executive Vice President and Co-Chief Operating Officer

(1)	Reflects the grant date fair value as calculated in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2010 Fiscal Year-End
     The following table sets forth the number and value of restricted stock and stock options held by each named executive officer that were outstanding as of December 31, 2010. The value of restricted stock awards was calculated based on a price of $4.31 per share, the closing price of the Company’s common stock on December 31, 2010.

						Equity	Equity
						Incentive Plan	Incentive Plan
	Option Awards*					Awards:	Awards:
			Equity			Number of	Market or
			Incentive Plan			Unearned	Payout Value
	Number of	Number of	Awards:			Shares, Units	of Unearned
	Securities	Securities	Number of			or Other	Shares, Units
	Underlying	Underlying	Securities			Rights That	or Other
	Unexercised	Unexercised	Underlying	Option	Option	Have Not	Rights That
	Options (#)	Options (#)	Unexercised	Exercise Price	Expiration	Vested	Have Not
Name	Exercisable	Unexercisable(1)	Options (#)	($)	Date	(#)	Vested ($)
Lewis W. Dickey, Jr.	—	—	—	—	—	1,114,622 (2)	$4,804,021
Chairman,	33,948	33,948	0	$2.79	12/30/2018	—	—
President and	33,948	33,948	0	2.92	12/30/2018	—	—
Chief Executive	33,948	33,948	0	3.30	12/30/2018	—	—
Officer
Joseph P. Hannan Senior Vice President, Treasurer and Chief Financial Officer	—	—	—	—	—	10,000 (3)	43,100
John Pinch	—	—	—	—	—	101,467 (3)	437,323
Executive Vice	10,487	10,488	0	2.54	12/30/2018	—	—
President	10,487	10,488	0	2.92	12/30/2018	—	—
and Co-Chief	10,487	10,488	0	3.30	12/30/2018	—	—
Operating Officer
John W. Dickey	—	—	—	—	—	203,243 (3)	875,977
Executive Vice	30,923	30,924	0	2.79	12/30/2018	—	—
President and	30,923	30,924	0	2.92	12/30/2018	—	—
Co-Chief	30,923	30,924	0	3.30	12/30/2018	—	—
Operating Officer

*	Includes awards made pursuant to an option exchange offer consummated on December 30, 2008.

(1)	Options become exercisable as to one half of the shares on December 30, 2011 and as to the remaining shares on December 30, 2012.

(2)	Half of the time-vested restricted shares vest on the second anniversary of the grant date and the remainder vest in equal parts on the third and fourth anniversaries of the grant date. The performance-based restricted shares vest in accordance with the terms of Mr. L. Dickey’s employment agreement.

(3)	Restricted shares vest 50% on the second anniversary of the grant date and 25% on each of the two succeeding anniversaries thereafter.

2010 Option Exercises and Stock Vested
     The following table provides the number of shares acquired upon vesting of stock awards in 2010 and the value realized for each named executive officer. No stock options were exercised during 2010.

	Stock Awards
	Number of
	Shares
	Acquired on
	Vesting	Value Realized on Vesting
Name	(#)	($)
Lewis W. Dickey, Jr.	154,622	$463,495
Chairman, President and Chief Executive Officer
Joseph P. Hannan	—	—
Senior Vice President, Treasurer and Chief Financial Officer
John Pinch	26,467	107,131
Executive Vice President and Co-Chief Operating Officer
John W. Dickey	78,243	316,250
Executive Vice President and Co-Chief Operating Officer

(1)	Calculated by multiplying the number of shares acquired by the market value of the shares as of the relevant vesting dates.
Potential Payments upon Termination or Change of Control
     The following analyses reflect the amount of compensation payable to each of the named executive officers in the event of termination of employment under the following scenarios: resignation for good reason, termination without cause, termination for cause, resignation without reason (voluntary resignation), termination in connection with a change of control, and termination due to death or disability. The analyses assume that the date of termination was December 31, 2010, and the dollar value of any equity is calculated using a per share price of $4.31, which was the reported closing price of our Class A Common Stock on that date. In addition, the analyses assume the sale, on that date, of all restricted shares whose vesting is accelerated as a result of termination, and the forfeiture, pursuant to their terms, of all Class A Common Stock issuable upon exercise of unvested options not granted pursuant to an employment agreement, but not the sale of existing holdings of Class A or Class C Common Stock or Class A Common Stock issuable upon exercise of already vested options.
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
     According to Mr. L. Dickey’s current employment agreement, he would be entitled to compensation upon resignation for “good reason,” termination without “cause,” or by death or disability. He would be eligible for additional compensation upon termination without cause during the six-month period preceding a change of control. According to his current employment agreement:

•	“good reason” means the assignment of duties inconsistent with Mr. L. Dickey’s position, authority, duties or responsibilities, or any adverse change in reporting responsibilities, other than isolated or insubstantial actions we take not in bad faith and that we correct;

•	“cause” means Mr. L. Dickey’s conviction of a felony, conviction of a crime involving Cumulus, willful misconduct or failure to substantially perform his duties in an way that materially adversely affects us, or willful fraud or material dishonesty; and

•	“change of control” means the occurrence of any of the following: (i) the sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of our assets taken as a whole to any “person” or “group” of related persons (as such terms are used in Section 13(d)(3) of the Securities Exchange Act of 1934), (ii) the adoption of a plan relating to our liquidation or dissolution, (iii) the consummation of any transaction (including, without limitation, any purchase, sale, acquisition, disposition, merger or consolidation) the result of which is that any Person or Group becomes the “beneficial owner” (as such term is defined in Rule 13d-3 and Rule 13d-5 under the Securities Exchange Act of 1934) of more than 50% of the aggregate voting power of all classes of our capital stock having the right to elect directors under ordinary circumstances, or (iv) the first day on which a majority of the members of the Board are not Continuing Directors (as defined in the employment agreement).
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
     Assuming a termination had occurred on December 31, 2010, Mr. L. Dickey would have been entitled to receive:
•	for resignation for good reason or termination without cause (other than during the six-month period preceding a change of control), a total of $4,286,214, which consists of: $1,880,000 (representing a severance payment equal to two years’ base salary), plus, in the case of termination without cause other than during the six-month period preceding a change of control only, $2,402,010 (representing the proceeds from the sale at $4.31 per share of 557,311 shares, or 50%, of his unvested restricted shares as of the date of termination), plus $4,204 (the value of 12 months’ continued coverage under our employee benefit plans);

•	for termination without cause during the six-month period preceding a change of control, a total of $6,688,225, which consists of: $1,880,000 (representing a severance payment of two years’ base salary), plus $4,804,021 (representing the proceeds from the sale at $4.31 per share of 1,114,622 shares, or 100%, of his unvested restricted shares as of the date of termination), plus $4,204 (the value of 12 months’ continued coverage under our employee benefit plans); and

•	for termination upon death or disability, a total of $6,248,225, which consists of: $940,000 (representing one year’s salary continuation), plus $4,804,021 (representing the proceeds from the sale at $4.31 per share of 1,114,622 shares, or 100%, of his unvested restricted shares as of the date of termination), plus $4,204 (the value of 12 months’ continued coverage under our employee benefit plans), plus a benefit of $500,000 under his executive life insurance policy.
     Assuming Mr. L. Dickey’s employment was terminated for cause or he resigned without good reason, Mr. L. Dickey would have received no severance payments, forfeited any bonus for 2010, forfeited any unvested restricted shares or options and, pursuant to the terms of his current employment agreement, would have been obligated to promptly pay a $2.5 million retention plan payment to us in cash.
     John Pinch and John W. Dickey. The following analysis describes the potential payments upon termination of employment for John Pinch, our Executive Vice President and Co-Chief Operating Officer, and John W. Dickey, our Executive Vice President and Co-Chief Operating Officer. All potential severance payments are governed by their current employment contracts, described under “— Employment Agreements.” All potential accelerated vesting of restricted share awards are governed by the applicable award agreements, and provide for full acceleration upon a change of control and an additional 12 months’ vesting upon termination for death or disability.
     According to their respective current employment agreements, each of Messrs. Pinch and J. Dickey would be entitled to compensation upon resignation for “good reason,” termination without “cause” or by death or disability. They each would be eligible for additional compensation upon termination in connection with a change of control. According to their current employment agreements:
•	“good reason” means the assignment of duties materially inconsistent with their respective positions (including status, offices, titles or reporting relationships), authority, duties or responsibilities, any material adverse change in their respective reporting responsibilities, or any action by us that results in a material diminution in their respective positions, authority, duties or responsibilities, but excluding an action not taken in bad faith that we correct; (ii) any failure by us to comply in a material respect with the compensation and benefits provisions their respective employment agreements, but excluding a failure or action not taken in bad faith that we correct; or relocation of their respective job locations by more than a specified amount;

•	“cause” means the gross negligence or willful misconduct in the performance of their respective duties; commission of any felony or act of fraud or material dishonesty involving us that is likely to have a material adverse effect upon our business or reputation or their respective abilities to perform their duties for us; material breach of any agreement with us concerning noncompetition or the confidentiality of proprietary information; or any material breach of their respective fiduciary duties; and

•	“change of control” means (a) the sale or other disposition (other than by way of merger or consolidation) of all or substantially all of our assets to any person or group other than Lewis W. Dickey, Jr. or a pre-existing controlling stockholder (or their affiliates); (b) the adoption of a plan relating to our liquidation or dissolution; (c) the consummation of any transaction the result of which is that any person or group becomes the beneficial owner of more than 35% of our voting capital stock; or (d) the first day on which a majority of the members of our Board are not “continuing directors”. According to the 2004 Equity Incentive Plan, which governs the accelerated vesting of any equity incentives under such plan “change of control” means (e) the acquisition by any person of beneficial ownership of 35% or more of the voting power of our common stock (other than any acquisition directly by or from us or an employee benefit plan or related trust we sponsor or maintain); (f) under certain circumstances, a change in a majority of the members of the Board; (g) consummation of a business combination transaction, unless, following such transaction, no person beneficially owns, directly or indirectly, 35% or more of the voting power of the entity resulting from such transaction and at least half of the members of the board of directors of the surviving entity were members of our Board at the time we agreed to the transaction; (h) approval by our stockholders of our complete liquidation or dissolution; or (i) such other event as the Board may determine by express resolution to constitute a change in control. According to the 2008 Equity Incentive Plan, which governs the accelerated vesting of any equity incentives under such plan, “change of control” means (v) the sale or other disposition (other than by way of merger or consolidation) of all or substantially all of our assets to any person or group of related persons; (w) the adoption of a plan relating to our liquidation or dissolution; (x) the consummation of any transaction the result of which is that any person or group becomes the beneficial owner of more than 50% of the aggregate voting power of all classes of our capital stock having the right to elect directors under ordinary circumstances; (y) the first day on which a majority of the members of our Board are not “continuing directors”; or (z) such other event as the Board may determine by express resolution to constitute a change in control.

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
     Assuming a termination had occurred on December 31, 2010, Messrs. Pinch and J. Dickey would each have been entitled to receive:
•	for resignation for good reason or termination without cause, a total of $525,300 and $597,400, respectively (representing a severance payment equal to one year’s base salary);

•	for termination in connection with a change of control, a total of $962,623 and $1,473,377, respectively, which consists of: $525,300 and $597,400, respectively (representing a severance payment of one year’s base salary), plus $437,323 and $875,977, respectively (representing the proceeds from the sale at $4.31 per share of 101,467 and 203,243 shares, respectively, or 100%, of each of their unvested restricted shares as of the date of termination); and

•	for termination upon death or disability, a total of $1,160,453 and $1,392,618, respectively, which consists of: $525,300 and $597,400, respectively, representing one year’s salary continuation, plus $135,153 and $295,218, respectively (representing the proceeds from the sale at $4.31 per share of 31,358 and 68,496 shares, respectively, the number of restricted shares that would have vested during the next 12 months), plus $500,000 and $500,000, respectively (representing proceeds from their respective executive life insurance policies).
     Assuming termination of employment for cause or voluntary resignation, Messrs. Pinch and J. Dickey would have received no severance payments and would have forfeited any bonus for 2010. In addition, upon termination for cause due to an intentional act by any of them that was adverse to us, the Board would have the right to declare all of such executive’s unvested restricted shares forfeited.
     In addition to the benefits described above, according to their respective current employment agreements, upon resignation for good reason, termination without cause, death or disability, unvested options that would have vested in the 12 months after the date of termination will immediately vest, and upon termination within one year following a change of control, all unvested options will immediately vest. As of the assumed date of termination, none of Messrs. Pinch or J. Dickey had unvested options granted pursuant to their respective employment agreements.
Director Compensation
     We use a combination of cash and stock-based incentive combination to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties as directors as well as the expertise and knowledge required. Generally, non-employee directors have received a fee of $7,500 per quarter ($30,000 annually). Additionally, each non-employee director has received an additional $2,500 per quarter ($10,000 annually) for each committee membership he held. Each non-employee director also received a $1,500 fee for each in-person meeting of our Board (or for each in-person meeting of a committee, if not conducted in connection with a Board meeting) and $300 for each telephonic meeting of our Board or a committee thereof. In addition, in May 2010, each non-employee director received a grant of 6,000 shares of restricted stock which vest 50% on the second anniversary of the grant date and 25% on each of the two succeeding anniversaries thereof. Finally, each non-employee director received reimbursement of out-of-pocket expenses incurred in connection with attendance at each such meeting.

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Name(1)	($)	($)(2)	($)
Ralph B. Everett	$52,200	$28,680	$80,880
Eric P. Robison	54,500	28,680	83,180
Robert H. Sheridan, III	58,400	28,680	87,080
David M. Tolley (3)	—	—	—

(1)	Lewis W. Dickey, Jr., our Chairman, President and Chief Executive Officer, is not included in this table as he is an employee and thus receives no compensation for his services as a director. The compensation Mr. L. Dickey received as an employee is shown in the Summary Compensation Table elsewhere in this annual report.

(2)	The aggregate number of outstanding stock options held by individual non-employee directors at December 31, 2010 was: Mr. Everett (45,450), Mr. Robison (47,067) and Mr. Sheridan (40,494). At December 31, 2010, Mr. Everett, Mr. Robison and Mr. Sheridan had 20,148, 20,274, and 20,129 shares of restricted stock outstanding, respectively.

(3)	Mr. Tolley was appointed to the Board on January 31, 2011, and therefore did not receive any compensation in 2010.
Employment Agreements
     As discussed more particularly below, we have entered into employment agreements with certain of our named executive officers. Subject to certain exceptions, these employment agreements prohibit the respective executive officer from competing with us for a specified period of time after a termination of employment.
     Lewis W. Dickey, Jr., serves as our Chairman, President and Chief Executive Officer. On December 20, 2006, we entered into a Third Amended and Restated Employment agreement with Mr. L. Dickey. The agreement has an initial term through May 31, 2013, and is subject to automatic extensions of one-year terms thereafter unless terminated by advance notice by either party in accordance with the terms of the agreement. Mr. L. Dickey received a base salary of $940,000 in 2010, and is entitled to annual increases of $40,000, subject to further merit increases as the Compensation Committee deems appropriate. Mr. L. Dickey is also eligible for an annual bonus of between 75% and 100% of his base salary.
     The agreement also provides for grants of 160,000 shares of time-vested restricted Class A Common Stock and 160,000 shares of performance restricted Class A Common Stock in each fiscal year during his employment term. The time-vested restricted shares shall vest in three installments, with one-half vesting on the second anniversary of the date of grant, and one-quarter vesting on each of the third and fourth anniversaries of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment. Vesting of performance restricted shares is dependent upon achievement of Compensation Committee-approved criteria for the three-year period beginning on January 1 of the fiscal year of the date of grant, in each case contingent upon Mr. L. Dickey’s continued employment. Any performance-restricted shares that do not vest according to this schedule will be forfeited. In the event that we undergo a change of control, as defined in the agreement, then any issued but unvested portion of the restricted stock grants held by Mr. L. Dickey will become immediately and fully vested. In addition, upon such a change of control, we will issue Mr. L. Dickey a predetermined award of shares of Class A Common Stock, such number of shares decreasing by 70,000 shares upon each of the first five anniversaries of the date of the agreement (currently 220,000 shares). Mr. L. Dickey may not transfer any restricted shares, except to us, until they vest. In addition to the specified grants of restricted stock, Mr. L. Dickey remains eligible for the grant of stock options or other equity incentives as determined by the Compensation Committee.
     As an inducement to entering into the agreement, the agreement provided for a signing bonus grant of 685,000 deferred shares of Class A Common Stock, issued on December 20, 2007. The agreement also provides that, should Mr. L. Dickey resign his employment or we terminate his employment, in each case other than under certain permissible circumstances, Mr. L. Dickey shall pay to the Company, in cash, a predetermined amount (such amount decreasing by $1.0 million on each of the first six anniversaries of the date of the agreement; $2.5 million currently). This payment is automatically waived upon a change of control.

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
     In the event Mr. L. Dickey voluntarily terminates his employment for good reason, he will forfeit all unvested time-vested restricted shares and performance restricted shares. In the event we terminate Mr. L. Dickey’s employment without cause, 50% of any unvested time-vested restricted shares and performance restricted shares will become immediately and fully vested, and the remaining 50% of any time-vested restricted shares and performance restricted shares will be forfeited. However, if we terminate his employment without cause within six months prior to a change-of-control, then 100% of any issued but unvested restricted shares will become immediately and fully vested.
     In the event Mr. L. Dickey’s employment is terminated with cause, or if he terminates his employment without good reason, then we are obligated to pay him only for compensation, bonus payments or unreimbursed expenses that were accrued but unpaid through the date of termination or resignation. Further, Mr. L. Dickey will forfeit all unvested restricted shares.
     John Pinch serves as our Executive Vice President and Co-Chief Operating Officer. Under the terms of his Employment Agreement, dated December 1, 2000, he is entitled to merit increases to his annual based salary, as the Compensation Committee deems appropriate. The agreement provides that Mr. Pinch may receive an annual bonus, based upon the achievement of Board-approved budgeted revenue and cash flow targets as adjusted by our Chief Executive Officer and the Compensation Committee in their collective discretion. Mr. Pinch’s employment agreement had a three-year term, which expired on December 1, 2003, and since that date has automatically renewed for successive one-year terms.
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
     John W. Dickey serves as our Executive Vice President and Co-Chief Operating Officer. Under the terms of Mr. J. Dickey’s Employment Agreement, dated January 1, 2001, he receives an annual base salary that is subject to merit increases, as the Compensation Committee has deemed appropriate. The agreement provides that Mr. J. Dickey may receive a bonus of up to 50% of his base salary, half of which is based upon the achievement of Board-approved budgeted revenue and cash flow targets, and half of which is based upon the collective discretion of our Chief Executive Officer and the Compensation Committee. The initial term of Mr. J. Dickey’s employment agreement expired on January 1, 2003, and since that date has automatically renewed for successive one-year terms.
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
     On December 31, 2008, we entered into amendments to the above-described employment agreements for the purpose of ensuring the compliance of such employment agreements with section 409A of the Internal Revenue Code.
Compensation Committee Interlocks and Insider Participation
     During 2010, Eric P. Robison (Chairman), Ralph B. Everett, Robert H. Sheridan, III, none of whom is one of our officers or employees, were members of the Compensation Committee of our Board, which determines, or makes recommendations with respect to, compensation matters for our executive officers. None of the Compensation Committee members serve as members of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board or Compensation Committee.
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
     The following table sets forth, as of December 31, 2010, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

			(c)
	(a)	(b)	Number of Shares
	To be Issued	Weighted-Average	Remaining Available for
	Upon Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options	Outstanding Options	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans (Excluding Column (a))
Equity Compensation Plans Approved by Stockholders	755,417	$3.55	13,997,332	(1)(2)
Equity Compensation Plans Not Approved by Stockholders	31,813	$17.28	1,940,436

Total	787,230		15,937,768

(1)	The Company has previously stated in public filings that it intends to issue future equity compensation only under the 2008 Equity Incentive Plan, pursuant to which 3,297,862 shares remained for issuance as of December 31, 2010.

(2)	These shares remain available for future issuance as stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards.
     The only existing equity compensation plan not approved by our stockholders is the 2002 Stock Incentive Plan. Our Board adopted the 2002 Stock Incentive Plan on March 1, 2002, and stockholder approval of that plan was not required. For a description of all equity compensation plans, please refer to Note 11, “Stock Options and Restricted Stock” in the notes to the consolidated financial statements in the Original Report.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table lists information concerning the beneficial ownership of our common stock as of April 28, 2011 (unless otherwise noted) by (1) each of our directors and each of our named executive officers, (2) all of our directors and executive officers as a group, and (3) each person known to us to own beneficially more than 5% of any class of our common stock.

	Class A Common		Class B Common		Class C Common
	Stock		Stock		Stock		Percentage
	Number of		Number of		Number of		of Voting
Name of Stockholder	Shares	Percentage	Shares	Percentage	Shares	Percentage	Control
Banc of America Capital Investors SBIC, L.P.(3)	821,568	2.3%	4,959,916	85.4%	—	—	1.9%
BA Capital Company, L.P.(3)	849,475	2.4%	849,275	14.6%	—	—	2.0%
Lewis W. Dickey, Sr.(4)	10,490,054	29.0%	—	—	644,871	100%	39.7%
Dimensional Fund Advisors LP(5)	2,751,298	7.6%	—	—	—	—	6.5%
Wallace R. Weitz & Company(6)	1,900,000	5.3%	—	—	—	—	4.5%
Lewis W. Dickey, Jr.(7)	10,490,054	29.0%	—	—	644,871	100%	39.7%
John W. Dickey(8)	2,122,067	5.9%	—	—	—	—	5.0%
Joseph P. Hannan	31,504	*	—	—	—	—	*
John Pinch(9)	302,123	*	—	—		—	*
Robert H. Sheridan, III(10)	47,223	*	—	—	—	—	*
Ralph B. Everett(11)	52,047	*	—	—	—	—	*
Eric P. Robison(11)	65,077	*	—	—	—	—	*
David M. Tolley	—	*	—	—	—	—	*
All directors and executive officers as a group (9 persons) (12)	13,216,582	36.3%	—	—	644,871	100%	45.9%

*	Indicates less than one percent.

(1)	Except upon the occurrence of certain events, holders of Class B Common Stock are not entitled to vote, whereas each share of Class A Common Stock entitles its holder to one vote and, subject to certain exceptions, each share of Class C Common Stock entitles its holders to ten votes. The Class B Common Stock is convertible at any time, or from time to time, at the option of the holder of the Class B Common Stock (provided that the prior consent of any governmental authority required to make the conversion lawful has been obtained) without cost to such holder (except any transfer taxes that may be payable if certificates are to be issued in a name other than that in which the certificate surrendered is registered), into Class A Common Stock or Class C Common Stock on a share-for-share basis; provided that our Board has determined that the holder of Class A Common Stock at the time of conversion would not disqualify us under, or violate, any rules and regulations of the FCC.

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

(3)	The address of BA Capital Company, L.P. and Banc of America Capital Investors, SBIC, L.P. is 150 North College Street, Suite 2500, Charlotte, North Carolina 28202. This information is based in part on a Schedule 13D/A filed on February 11, 2011.

(4)	Represents (i) direct ownership of 884,000 shares of Class A Common Stock; (ii) indirect beneficial ownership of 6,215,679 shares of Class A Common Stock registered in the name of the Lewis W. Dickey, Sr. Revocable Trust, by virtue of his position as trustee; and (iii) in accordance with Regulation 13D of the Exchange Act, indirect beneficial ownership of 3,288,531 shares of Class A Common Stock, 101,844 shares of Class A Common Stock underlying options that are presently exercisable and 644,871 shares of Class C Common Stock beneficially owned by his son, Lewis W. Dickey, Jr. (see footnote 7). Mr. L. Dickey, Sr. disclaims beneficial ownership of all of the shares owned or controlled by Mr. L. Dickey, Jr. The address of Lewis W. Dickey Sr. and the Lewis W. Dickey, Sr. Revocable Trust is 11304 Old Harbor Road, North Palm Beach, Florida 33408. The information for Mr. L. Dickey, Sr. and the Lewis W. Dickey, Sr. Revocable Trust is based on a Form 4/A filed on January 27, 2009.

(5)	The address of Dimensional Fund Advisors LP is Palisades West Building One 6300 BeeCave Road, Austin, Texas 78746. This information is based on a Schedule 13G/A filed on February 11, 2011.

(6)	The address of Wallace R. Weitz & Company is 1125 South 103rd Street, Suite 600, Omaha, Nebraska 68124. This information is based on a Schedule 13G/A filed on January 28, 2011.

(7)	Represents (i) direct ownership by Mr. L. Dickey, Jr. of 3,278,531 shares of Class A Common Stock and 644,871 shares of Class C Common Stock; (ii) indirect beneficial ownership of 10,000 shares of Class A Common Stock registered in the name of DBBC, LLC, by virtue of his controlling interest in that entity; (iii) 101,844 shares of Class A Common Stock underlying options that are presently exercisable; and (iv) in accordance with Regulation 13D of the Exchange Act, indirect beneficial ownership 7,099,679 shares of Class A Common Stock beneficially owned by his father, Lewis W. Dickey, Sr. (see footnote 4). Mr. L. Dickey, Jr. disclaims beneficial ownership of all of the shares held by DBBC, LLC except to the extent of his pecuniary interest therein, and disclaims beneficial ownership of all of the shares owned or controlled by Mr. L. Dickey, Sr.

(8)	Represents beneficial ownership attributable to Mr. J. Dickey as a result of his direct ownership of 2,029,298 shares of Class A Common Stock and 92,769 shares of Class A Common Stock underlying options that are presently exercisable.

(9)	Represents beneficial ownership attributable to Mr. Pinch as a result of his direct ownership of 270,662 shares of Class A Common Stock and 31,461 shares of Class A Common Stock underlying options that are presently exercisable.

(10)	Consists of 26,976 restricted shares of Class A Common Stock and presently exercisable options to purchase 20,247 shares of such stock, which he holds for the benefit of BA Capital. Does not reflect any shares owned by BACI or by BA Capital. Mr. Sheridan is a Senior Vice President and Managing Director of each of BACI and BA Capital and a Managing Director of Bank of America Capital Investors, one of the principal investment groups within Bank of America Corporation. He has an economic interest in the entities comprising the general partners of BACI and BA Capital. As BA Capital’s designee to our Board, Mr. Sheridan disclaims beneficial ownership of the options except to the extent of his pecuniary interest therein.

(11)	Includes shares of Class A Common Stock underlying options that are presently exercisable as follows: Mr. Everett (22,725 shares) and Mr. Robison (23,534 shares).

(12)	Includes 304,955 shares of Class A Common Stock underlying options that are presently exercisable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
DIRECTOR INDEPENDENCE
     Our Board has reviewed the standards of independence for directors established by applicable laws and regulations, including the NASDAQ Rules, and has reviewed and evaluated the relationships of directors with us and our management. Based upon this review and evaluation, our Board has determined that none of the current non-employee members of the Board has a relationship with us or our management that would interfere with such directors’ exercise of independent judgment, and that each non-employee member of the Board — Messrs. Everett, Robison, Sheridan and Tolley — is an independent director.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Our Board recognizes that related person transactions present a heightened risk of conflicts of interest. The Audit Committee has been delegated the authority to review and approve all related party transactions involving directors or executive officers of the Company. Generally, a “related person transaction” is a transaction in which we are a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. “Related persons” include our executive officers, directors, and holders of more than 5% of our common stock, and any of their immediate family members.
     Under the policy, when management becomes aware of a related person transaction, management reports the transaction to the Audit Committee and requests approval or ratification of the transaction. Generally, the Audit Committee will approve only related party transactions that are on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third person. The Audit Committee will report to the full Board all related person transactions presented to it.
DM Luxury Agreement
     During the third quarter of 2010, we entered into a management agreement (the “DM Luxury Agreement”) with DM Luxury, LLC (“DM Luxury”). DM Luxury is 50% owned by Dickey Publishing, Inc. and Dickey Media Investments, LLC, each of which is partially owned by Lewis W. Dickey, Jr., our Chief Executive Officer. The remaining interest in DM Luxury is held by Macquarie Capital (USA) Inc. Pursuant to the DM Luxury Agreement, we have agreed to provide certain back office shared services, including finance, accounting, use of corporate headquarters, legal, human resources and other services, for an annual management fee equal to the greater of $0.5 million and 5.0% of DM Luxury’s adjusted EBITDA on an annual basis. The Company recorded $0.1 million of revenues from the DM Luxury Agreement during the year ended December 31, 2010. The DM Luxury Agreement will expire on September 15, 2013.
Translator sale
     During the fourth quarter of 2010, we entered into an agreement to sell a translator to Dickey Broadcasting Company, Inc. (“DBC”), which is partially owned by Mr. Lewis W. Dickey, Jr., our Chief Executive Officer, and Mr. John W. Dickey, our Co-Chief Operating Officer, for a purchase price of $597,000. This transaction is pending.
Other relationships
     DBC has entered into an agreement with Atlanta National League Baseball Club, Inc. (the “Atlanta Braves”) relating to the 2010—2014 major league baseball seasons (the “Braves Agreement”). The Braves Agreement sets out certain rights and obligations of DBC with respect to the production and broadcast of Atlanta Braves baseball games and related programming. Pursuant to the Braves Agreement, DBC is entitled to share in the related net revenues from, among other things, the sale of programming, advertising inventory, sponsorships and entitlements relating thereto. Pursuant to the terms of the Braves Agreement, DBC is obligated to cause Cumulus and CMP to perform certain of its broadcasting obligations thereunder. In exchange for the assumption of these obligations, CMP received revenues under the Braves Agreement of less than $0.1 million in 2010.

     DBC, CMP and Atlanta Hawks, L.P., among others, are party to a Radio License Agreement relating to the 2010—2013 national basketball association seasons (the “Hawks Agreement”). The Hawks Agreement sets out certain rights and obligations of DBC and CMP with respect to the promotion, production and broadcast of Atlanta Hawks basketball games and related programming. Pursuant to the Hawks Agreement, each of DBC and CMP is entitled to a portion of the related net revenues from, among other things, the sale of programming, advertising inventory, sponsorships and entitlements. Pursuant to the Hawks Agreement, CMP received revenues of less than $0.1 million in 2010.
     DBC and Susquehanna Pfalzgraff Corp. (“Susquehanna”) are parties to a Sublease Agreement (the “Sublease”), pursuant to which Susquehanna subleases certain office space to DBC. The Sublease commenced on September 24, 2010 and expires on March 31, 2016. Under the Sublease, DBC pays annual base rent of approximately $52,000 (subject to annual increases), plus a pro rata share of all property taxes, insurance and utilities. DBC accrued approximately $13,000 to be paid to Susquehanna for 2010 pursuant to the terms of the Sublease.
     In January 2009, CMP and Cumulus Broadcasting LLC (“CBL”), an indirect wholly-owned subsidiary of Cumulus, entered into a Facilities and Services Agreement (the “F&S Agreement”), pursuant to which CMP provides CBL access to certain radio studios (the “Stations”) and services, including maintenance, administrative and management services, in connection with CBL’s provision of programming and broadcast services on the Stations. In consideration for the facilities and services provided, CBL pays CMP a monthly fee based on average of the percentage of revenue and EBITDA (as defined) which the Stations represent at the combined group of Cumulus and CMP stations, respectively. CBL paid CMP approximately $100,000 under the Agreement in 2010. This agreement expires in January 2012.
     In March 2009, CMP and CBL entered into a Translator Agreement (the “Translator Agreement”), relating to the operation of a translator station in Riverdale, Georgia (the “Translator Station”). Pursuant to the Translator Agreement, CBL permits CMP to broadcast certain programming on the Translator Station. In exchange therefor, CMP pays CBL one half of all net revenues generated by CMP’s use of the Translator Station. CMP received revenues of approximately $146,000 under this agreement in 2010. This agreement expires in March 2012.

Item 14	Principal Accountant Fees and Services
INDEPENDENT PUBLIC ACCOUNTANTS
Selection
     The Audit Committee has selected PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2011. PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since June 17, 2008.
Auditor Fees and Services
     Audit Fees
     PricewaterhouseCoopers LLP billed us $533,085, in the aggregate, for professional services rendered to audit our annual financial statements for the fiscal year ended December 31, 2010, to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010, and to review the interim financial statements included in our quarterly reports on Form 10-Q filed in 2010. PricewaterhouseCoopers LLP billed us $571,025, in the aggregate, for audit services rendered in 2009.
     Audit Related Fees
     PricewaterhouseCoopers LLP billed us $47,500, in the aggregate, for professional services rendered related to SEC comment letters in the fiscal year ended December 31, 2010. PricewaterhouseCoopers LLP did not render audit related services in 2009.

     Tax Fees
     PricewaterhouseCoopers LLP billed us $180,000, in the aggregate, for tax consulting and tax return preparation services during 2010. PricewaterhouseCoopers LLP billed us $150,000, in the aggregate, for tax consulting and tax return preparation services during 2009.
     All Other Fees
     PricewaterhouseCoopers LLP billed us $2,400 for access to its on-line research library during each of 2010 and 2009.
      Policy on Pre-Approval of Services Performed by Independent Registered Public Accounting Firm
     The policy of the Audit Committee is to require pre-approval of all audit and permissible non-audit services to be performed by the independent registered public accounting firm during the fiscal year. The Audit Committee regularly considers all non-audit fees when reviewing the independence of our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) (1)-(2) Financial Statements. See the financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements appearing on page F-1 of our Annual Report on Form 10-K filed on March 14, 2011. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.
     (a) (3) Exhibits.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Exhibits. See Item 15(a)(3).
     (c) Financial Statement Schedules. See Schedule II — Valuation and Qualifying Accounts to our Form 10-K filed on March 14, 2011.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2011.

CUMULUS MEDIA INC.
By	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.