Form 10-Q
period 2011-03-31
CUMULUS MEDIA INC
filed 2011-05-16
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2011, the registrant had 42,522,379 outstanding shares of common stock consisting of (i) 36,068,317 shares of Class A common stock; (ii) 5,809,191 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$2,435	$12,814
Restricted cash	604	604
Accounts receivable, less allowance for doubtful accounts of $1,052 and $1,115 in 2011 and 2010, respectively	33,377	38,267
Trade receivable	2,977	3,605
Prepaid expenses and other current assets	4,996	4,403

Total current assets	44,389	59,693
Property and equipment, net	38,927	39,684
Intangible assets, net	171,214	160,970
Goodwill	60,422	56,079
Other assets	3,924	3,210

Total assets	$318,876	$319,636

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$22,929	$20,365
Trade payable	3,094	3,569
Derivative instrument	—	3,683
Current portion of long-term debt	5,982	15,165

Total current liabilities	32,005	42,782
Long-term debt	567,287	575,843
Other liabilities	17,223	17,590
Deferred income taxes	26,764	24,730

Total liabilities	643,279	660,945

Stockholders’ Deficit:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share; 0 shares issued and outstanding in both 2011 and 2010; and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding in both 2011 and 2010	—	—
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 59,572,592 and 59,599,857 shares issued, and 36,068,317 and 35,538,530 shares outstanding, in 2011 and 2010, respectively	596	596
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2011 and 2010	58	58
Class C common stock, par value $0.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2011 and 2010	6	6
Treasury stock, at cost, 23,531,540 and 24,061,327 shares in 2011 and 2010, respectively	(251,360)	(256,792)
Additional paid-in-capital	959,512	964,156
Accumulated deficit	(1,033,215)	(1,049,333)

Total stockholders’ deficit	(324,403)	(341,309)

Total liabilities and stockholders’ deficit	$318,876	$319,636

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Broadcast revenues	$56,733	$55,358
Management fees	1,125	1,000

Net revenues	57,858	56,358
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	37,555	39,926
Depreciation and amortization	2,123	2,517
LMA fees	581	529
Corporate general and administrative expenses (including non-cash stock compensation of $589 and $(101) in 2011 and 2010, respectively)	8,129	4,066
Gain on exchange of assets or stations	(15,158)	—
Realized loss on derivative instrument	40	584

Total operating expenses	33,270	47,622

Operating income	24,588	8,736

Non-operating (expense) income:
Interest expense	(6,320)	(8,831)
Interest income	2	2
Other expense, net	(2)	(53)

Total non-operating expense, net	(6,320)	(8,882)

Income (loss) before income taxes	18,268	(146)
Income tax (expense) benefit	(2,149)	2

Net income (loss)	$16,119	$(144)

Basic and diluted income (loss) per common share (see Note 8, “Earnings Per Share”):
Basic income (loss) per common share	$0.38	$(0.01)

Diluted income (loss) per common share	$0.37	$(0.01)

Weighted average basic common shares outstanding	40,572,264	40,455,933

Weighted average diluted common shares outstanding	41,679,773	40,455,933

See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$16,119	$(144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,123	2,517
Amortization of debt issuance costs/discounts	337	305
Provision for doubtful accounts	223	364
Loss on sale of assets or stations	2	53
Gain on exchange of assets or stations	(15,158)	—
Fair value adjustment of derivative instruments	(3,643)	(1,329)
Deferred income taxes	2,034	(14)
Non-cash stock compensation	589	(101)
Changes in assets and liabilities:
Restricted cash	—	160
Accounts receivable	4,667	8,192
Trade receivable	628	(2,072)
Prepaid expenses and other current assets	(593)	(391)
Other assets	184	1,246
Accounts payable and accrued expenses	3,396	498
Trade payable	(475)	2,008
Other liabilities	(407)	803

Net cash provided by operating activities	10,026	12,095
Cash flows from investing activities:
Capital expenditures	(502)	(431)
Purchase of intangible assets	(309)	(216)
Acquisition costs	(975)	—
Proceeds from sale of assets or stations	—	196

Net cash used in investing activities	(1,786)	(451)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(17,986)	(12,804)
Tax withholding paid on behalf of employees	(633)	(144)

Net cash used in financing activities	(18,619)	(12,918)
Decrease in cash and cash equivalents	(10,379)	(1,274)
Cash and cash equivalents at beginning of period	12,814	16,224

Cash and cash equivalents at end of period	$2,435	$14,950

Supplemental disclosures of cash flow information:
Interest paid	$9,798	$10,527
Income taxes paid	—	213
Trade revenue	3,373	3,813
Trade expense	3,421	3,741
See accompanying notes to unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Interim Financial Data, Basis of Presentation:
Interim Financial Data
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (the “Company”) and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results of operations or cash flows that can be expected for any other interim period or for the fiscal year ending December 31, 2011.
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
Recent Accounting Pronouncements
     ASU 2010-28. In December 2010, the Financial Accounting Standards Board (“FASB”) provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. This Accounting Standards Update (“ASU”) updates Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted this guidance effective on January 1, 2011. The update did not have a material impact on the Company’s consolidated financial statements.
     ASU 2010-29. In December 2010, the FASB issued clarification of the accounting guidance related to disclosure of pro forma information for business combinations that occur in the current reporting period. The guidance requires companies to present pro forma information in their comparative financial statements as if the acquisition date for any business combinations taking place in the current reporting period had occurred at the beginning of the prior year reporting period. The Company adopted this guidance effective January 1, 2011. The guidance did not have a material impact on the Company’s financial statements.
2. Acquisitions and Dispositions
     2011 Acquisitions
     Ann Arbor, Battle Creek and Canton Asset Exchange
     On February 18, 2011, the Company completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, the Company acquired eight of Clear Channel’s radio stations located in Ann Arbor and Battle Creek, Michigan in exchange for the Company’s radio station in Canton, Ohio. The Company disposed of two of the Battle Creek stations simultaneously with the closing of the transaction to comply with the Federal Communications Commission’s (“FCC”) broadcast ownership limits; WBCK-AM was placed in a trust for the sale of the station to an unrelated third party and WBFN-AM was donated to Family Life Broadcasting System. The transaction was accounted for as a business combination in accordance with FASB’s guidance. The fair value of the assets acquired in the exchange was $17.4 million (refer to the table below for the preliminary purchase price allocation). The Company incurred approximately $0.2 million in acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The $4.3 million of goodwill identified in the preliminary purchase price allocation below is deductible for tax purposes. The results of operations for the Ann Arbor and Battle Creek stations acquired, which were not material, have been included in the Company’s statements of operations since 2007 when the Company entered into an LMA with Clear Channel to manage the stations. Prior to the asset exchange, the Company did not have any preexisting relationship with Clear Channel with regard to the Canton market.
     In conjunction with the transactions, the Company recorded a net gain of $15.2 million, which is included in gain on exchange of assets or stations in the accompanying statements of operations.
     The table below summarizes the preliminary purchase price allocation (dollars in thousands):

Allocation	Amount

Fixed assets	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	$17,394
Less: Carrying value of Canton station	(2,236)

Gain on asset exchange	$15,158

     The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Any such changes may be material. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible and intangible assets, including goodwill. The Company expects to continue to obtain information to assist it in finalizing these preliminary valuations during the measurement period.
     Pending Acquisitions
     On January 31, 2011, the Company entered into a definitive agreement (the “CMP Acquisition Agreement”) to acquire the remaining 75.0% of the equity interests of Cumulus Media Partners, LLC (“CMP”) that it does not currently own.
     In connection with the CMP Acquisition, the Company expects to issue 9,945,714 shares of its common stock to affiliates of Bain Capital Partners LLC (“Bain”), the Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners (“THLee”, and together with Bain and Blackstone, the “CMP Sellers”). In exchange for all of the equity interests in CMP owned by the CMP Sellers, Blackstone will receive approximately 3.3 million shares of the Company’s Class A common stock and, in order to ensure compliance with FCC broadcast ownership rules, Bain and THLee each will receive approximately 3.3 million shares of a new class of the Company’s non-voting common stock. In connection with the CMP Acquisition, it is expected that all of the outstanding warrants to purchase shares of common stock of Radio Holdings will be converted into warrants to acquire 8,267,968 shares of the Company’s non-voting common stock. Stockholders holding shares representing approximately 54.0% of the Company’s outstanding voting power have agreed to vote in favor of the transactions necessary to complete the CMP Acquisition, making the requisite stockholder approval assured.
     In addition, on March 9, 2011, the Company entered into an Agreement and Plan of Merger (the “Citadel Merger Agreement”) with Citadel Broadcasting Corporation (“Citadel”), Cumulus Media Holdings Inc., a direct wholly owned subsidiary of the Company (“Holdco”), and Cadet Merger Corporation, an indirect, wholly owned subsidiary of the Company (“Merger Sub”).
     Pursuant to the Citadel Merger Agreement, at the closing, Merger Sub will merge with and into Citadel, with Citadel surviving the merger as an indirect, wholly owned subsidiary of the Company (the “Citadel Acquisition”). At the effective time of the Citadel Acquisition, each outstanding share of common stock of Citadel will be converted automatically into the right to receive, at the election of the holder (subject to certain limitations set forth in the Citadel Merger Agreement), (i) $37.00 in cash, (ii) 8.525 shares of Cumulus Media Inc. common stock, or (iii) a combination thereof (the “Citadel Acquisition Consideration”). Additionally, in connection with and prior to the closing of the Citadel Acquisition, (i) each outstanding unvested option to acquire shares of Citadel common stock issued under Citadel’s equity incentive plan will automatically vest, and all outstanding options at the effective time of this Citadel Acquisition will be deemed exercised pursuant to a cashless exercise, with the resulting net number of Citadel shares to be converted into the right to receive the Citadel Acquisition Consideration, and (ii) each outstanding warrant to purchase Citadel common stock will become exercisable for the Citadel Acquisition Consideration, subject to any applicable FCC limitations. Holders of unvested restricted shares of Citadel common stock will be eligible to receive the Citadel Acquisition Consideration for their shares pursuant to the original vesting schedule for such shares. Elections by Citadel stockholders are subject to adjustment such that the maximum number of shares of the Company’s common stock that may be issued in the Citadel Acquisition is 151,485,282 and the maximum amount of cash payable by the Company in the Citadel Acquisition is $1,408,728,600.
     Consummation of each of these pending acquisitions is subject to various customary closing conditions. These include, but are not limited to, (i) regulatory approval by the FCC (ii) requisite stockholder approvals, (iii) solely with respect to the completion of the Citadel Acquisition, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and (iv) the absence of any material adverse effect on CMP or Citadel, as the case may be, or the Company. The Company currently anticipates that the CMP Acquisition will be completed in mid-2011 and the Citadel Acquisition will be completed prior to the end of 2011.
     The actual timing of each of these pending transactions will depend upon a number of factors, including the various conditions set forth in the respective transaction agreements. There can be no assurance that any of such pending or proposed transactions will be consummated or that, if any of such transactions is consummated, the timing or terms thereof will be as described herein and as presently contemplated.
     2010 Acquisitions
     The Company did not complete any material acquisitions or dispositions during the three months ended March 31, 2010.
3. Derivative Financial Instruments
     The Company’s derivative financial instruments are as follows:
     May 2005 Option
     In May 2005, the Company entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company, for two years, from March 13, 2009 through March 13, 2011.
     The May 2005 Option was exercised on March 11, 2009. This instrument has not been highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company has deemed it speculative, and has accounted for changes in the May 2005 Option’s value as a current element of interest expense. The May 2005 Option expired on March 13, 2011 in accordance with the terms of the original agreement. The balance sheets as of March 31, 2011 and December 31, 2010 reflect current liabilities of $0.0 million and $3.7 million, respectively, to include the fair value of the May 2005 Option. The Company reported interest income of $3.7 million and $1.9 million, inclusive of the fair value adjustment during the three months ended March 31, 2011 and 2010, respectively.
     The Company does not utilize financial instruments for trading or other speculative purposes.
     Green Bay Option
     On April 10, 2009 (the “Acquisition Date”), Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits from managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that would allow it to require the Company to purchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a liability offsetting the gain at the Acquisition Date with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the Green Bay Option was transferred to another party as of the date of the valuation (see Note 4, “Fair Value Measurements”).

     The following table sets forth the location and fair value amounts of derivatives in the unaudited condensed consolidated balance sheets:
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Condensed Consolidated Balance Sheets (dollars in thousands)

		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010

Derivatives not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$8,070	$8,030
May 2005 Option	Other current liabilities	—	3,683

	Total	$8,070	$11,713

     The location and fair value amounts of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table:
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Condensed Consolidated Statements of Operations (dollars in thousands)

		Amount of Income
		(Expense)
		Recognized on
		Derivatives
		for the Three Months
Derivative Instruments	Statement of Operations Location	Ended March 31, 2011

Green Bay Option	Realized loss on derivative instrument	$(40)
May 2005 Option	Interest income	3,683

	Total	$3,643

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
     Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 were as follows (dollars in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Liabilities:
Other current liabilities
Green Bay Option (1)	$8,070	$—	$—	$8,070

Total liabilities	$8,070	$—	$—	$8,070

(1)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.
     The Company reported $0.0 million for the three months ended March 31, 2011, in realized loss on derivative instruments within the income statement related to the fair value adjustment, representing the change in the fair value of the Green Bay Option.
     The reconciliation below contains the components of the change in fair value associated with the Green Bay Option as of March 31, 2011 (dollars in thousands):

Description	Green Bay Option

Fair value balance at December 31, 2010	$8,030

Add: Mark to market fair value adjustment	40

Fair value balance at March 31, 2011	$8,070

     To estimate the fair value of the Green Bay Option, the Company used a Black-Scholes valuation model. The significant inputs for the valuation model include the following:
•	total term of 2.4 years;

•	volatility rate of 41.0%;

•	annual dividend rate of 0.0%;

•	discount rate of 1.0%; and

•	market value of Green Bay station of $8.8 million.
     The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments.
     The following table shows the gross amount and fair value of the Company’s term loan (dollars in thousands):

	March 31, 2011	December 31, 2010

Carrying value of term loan	$575,769	$593,755
Fair value of term loan	$570,778	$547,850
     To estimate the fair value of the term loan, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model include the following:
•	discount cash flow rate of 4.6%;

•	interest rate of 0.2%; and

•	credit spread of 4.4%.
5. Investment in Affiliate
     In connection with the October 31, 2005 formation of, and in exchange for its 25.0% ownership interest in, CMP, the Company contributed to CMP four radio stations (including related licenses and assets) in the Houston, Texas and Kansas City, Missouri markets with a book value of approximately $71.6 million, and approximately $6.2 million in cash. The Company recognized a gain of $2.5 million from the transfer of assets to CMP. In addition, upon consummation of the acquisition, the Company received a payment of approximately $3.5 million as consideration for advisory services provided in connection with the acquisition. The Company recorded the payment as a reduction in its investment in CMP. The table below presents summarized financial statement data related to CMP (dollars in thousands):

	Three Months Ended March 31,
	2011	2010

Income Statement Data:
Revenues	$39,143	$37,917
Operating expenses	23,801	27,304
Net income	2,096	1,413
Balance Sheet Data:
Assets	407,833	489,625
Liabilities	822,778	924,538
Shareholders’ deficit	(414,945)	(434,913)
     The Company’s investment in CMP is accounted for under the equity method of accounting. At March 31, 2011, the Company’s proportionate share of the value of its affiliate losses exceeded the value of its investment in CMP. In addition, the Company has no contractual obligation to fund the losses of CMP. As a result, the Company has no exposure to loss as a result of its ownership interest in CMP.
     Concurrent with the October 31, 2005 consummation of the formation of CMP, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is approximately 4.0% of the subsidiary of CMP’s annual EBITDA or $4.0 million, whichever is greater. For each of the three months ended March 31, 2011 and 2010, the Company recorded as net revenues approximately $1.0 million in management fees, from CMP.
     On January 31, 2011, the Company entered into the CMP Acquisition Agreement. The Company expects this acquisition to be consummated by the end of the second quarter of 2011 (see Note 2, “Acquisitions and Dispositions”).
6. Long-Term Debt
     The Company’s long-term debt consisted of the following as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011	December 31, 2010
Term loan	$575,769	$593,754
Less: Debt discount	(2,500)	(2,746)
Less: Current portion of long-term debt	(5,982)	(15,165)

Long-term debt, net of debt discount	$567,287	$575,843

     Existing Credit Agreement
     The Company is party to a credit agreement, dated as of June 7, 2006, among the Company, the lenders party thereto and the administrative agent thereunder (the “Existing Credit Agreement”).
     The Company’s Existing Credit Agreement currently provides for a term loan facility of $750.0 million, which had an outstanding balance of approximately $575.8 million as of March 31, 2010, and a revolving credit facility of $20.0 million, of which no amounts were outstanding as of March 31, 2011.
     The Company’s obligations under the Existing Credit Agreement are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect subsidiaries. The Company’s obligations under the Existing Credit Agreement are guaranteed by all of its subsidiaries.

     The Existing Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The term loan facility will mature on June 11, 2014. The revolving credit facility will mature on June 7, 2012.
     As of March 31, 2011, the interest rate on the Company’s outstanding borrowings pursuant to its Existing Credit Agreement was approximately 3.5%.
     Events of default in the Existing Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross-default and cross-acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of the Company’s subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any of the Company’s material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a change in control (as defined in the Existing Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Existing Credit Agreement and the ancillary loan documents as a secured party.
     For the quarter ended March 31, 2011, the total leverage ratio covenant requirement was 6.5:1 and the fixed charge coverage ratio requirement was 1.1:1. As of March 31, 2011, the Company was in compliance with all of its required covenants.
     During the quarter ended March 31, 2011, the Company made an Excess Cash Flow Payment (as defined in the Existing Credit Agreement) under the Existing Credit Agreement in an amount equal to $9.3 million and a principal payment in the amount equal to $7.2 million.
     As a part of its refinancing transactions in connection with its pending acquisitions of CMP and Citadel and subsequent to March 31, 2011, the Company entered into Amendment No. 5 to the Existing Credit Agreement (the “Fifth Amendment”) and completed its offering of $610.0 million aggregate principal amount of 7.75% senior notes due 2019 (the “Notes”) on May 13, 2011. Proceeds from the sale of the Notes were used among other things, to repay the $575.8 million outstanding under the term loan facility under the Existing Credit Agreement (see Note 14, “Subsequent Events”).
7. Stock Based Compensation
     During the three months ended March 31, 2011, the Company granted Mr. L. Dickey 160,000 shares of performance vested restricted Class A common stock and 160,000 shares of time-vested restricted Class A common stock. The fair value on the date of grant of both of these awards was $1.6 million, or $4.87 per share. In addition, also during the three months ended March 31, 2011, the Company granted 170,000 shares of time-vested Class A common stock, with an aggregate fair value on the date of grant of $0.8 million, or $4.87 per share, to certain officers (other than Mr. L. Dickey) of the Company.
     For the three months ended March 31, 2011, the Company recognized approximately $0.6 million in non-cash stock based compensation expense.
8. Earnings per Share (“EPS”)
     For all periods presented, the Company has disclosed basic and diluted earnings (loss) per common share utilizing the two-class method. Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company determined that it is appropriate to allocate undistributed net income (loss) between Class A, Class B and Class C common stock on an equal basis as the Company’s charter provides that the holders of Class A, Class B and Class C common stock have equal rights and privileges except with respect to voting on certain matters.
     Non-vested restricted shares of Class A common stock awarded contain non-forfeitable dividend rights and are therefore considered a participating security for purposes of calculating earnings (loss) per share. The two-class method of computing earnings (loss) per share is required for companies with participating securities. Under this method, net income (loss) is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Because the Company does not pay dividends, earnings are allocated to each participating security and common share equally. The following table sets forth the computation of basic and diluted income (loss) per common share for the three months ended March 31, 2011 and 2010 (amounts in thousands, except per share data).

	Three Months Ended March 31,
	2011	2010

Basic Earnings (Loss) Per Share
Numerator:
Undistributed net income (loss)	$16,119	$(144)
Participation rights of unvested restricted stock in undistributed earnings	623	—

Basic undistributed net income (loss) — attributable to common shares	$15,496	$(144)

Denominator:
Denominator for basic income (loss) per common share:
Basic weighted average common shares outstanding	40,572	40,456

Basic Earnings (Loss) Per Share — attributable to common shares	$0.38	$(0.01)

Diluted Earnings (Loss) Per Share:
Numerator:
Undistributed net income (loss)	$16,119	$(144)
Participation rights of unvested restricted stock in undistributed earnings	607	—

Basic undistributed net income (loss) — attributable to common shares	$15,512	$(144)

Denominator:
Basic weighted average shares outstanding	40,572	40,456
Effect of dilutive options and warrants (1)	1,108	—

Diluted weighted average shares outstanding	41,680	40,456

Diluted Earnings (Loss) Per Share — attributable to common shares	$0.37	$(0.01)

(1)	For the three months ended March 31, 2011, options to purchase 85,092 shares of common stock were outstanding but excluded from the EPS calculation because the exercise prices of the options were equal to or exceeded the average share price for the period and, as a result, the inclusion of such options would have been antidilutive. For the three months ended March 31, 2010, options to purchase 873,119 shares of common stock were outstanding but excluded from the EPS calculation because the inclusion of such options would have been antidilutive due to the net loss position. Additionally, for the three months ended March 31, 2010, the Company excluded from the EPS calculation certain warrants because including the warrants would have been antidilutive due to the net loss position.
     The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At March 31, 2011, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

March 31, 2011
Restricted shares of Class A Common Stock	1,789,881
Options to purchase Class A Common Stock	784,217
9. Commitments and Contingencies
     The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
     In December 2004, the Company purchased 240 perpetual licenses from iBiquity Digital Corporation, which enable it to convert to and utilize digital broadcasting technology on 240 of its stations. Under the terms of the agreement, the Company committed to convert the 240 stations to digital technology over a seven year period. The Company negotiated an amendment to the agreement with iBiquity to reduce the number of planned conversions commissions, extend the build-out schedule, and increase the license fees for each converted station. The conversion to digital technology will require an investment in certain capital equipment over the next four years. Management estimates the Company’s investment will be between $0.1 million and $0.2 million per station converted.
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
     On December 11, 2008, Qantum Communications (“Qantum”) filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star Broadcasting, Inc. (“Star”), which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortiously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). On February 27, 2011, the Company entered into a settlement agreement with Star. In connection with the settlement regarding the since-terminated attempt to purchase WTKE, the Company recorded $7.8 million in costs associated with a terminated transaction in the consolidated statement of operations for the year ended December 31, 2010, that are payable in 2011.
     In March 2011, the Company was named in a patent infringement suit brought against it as well as other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC. The case, Mission Abstract Data L.L.C, d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. The Company intends to vigorously defend this lawsuit and due to the fact that this case is still in the preliminary stages, has not yet determined what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.
     On March 14, 2011, a putative shareholder class action complaint was filed against Citadel, its board of directors (the “Citadel Board”), and the Company in the District Court of Clark County, Nevada, generally alleging that the Citadel Board breached its fiduciary duties to Citadel stockholders in connection with its approval of the Citadel Acquisition and breached its duty of disclosure to Citadel stockholders by allegedly withholding material information relating to the Citadel Acquisition, and also alleged that Citadel and the Company each aided and abetted the Citadel Board in its alleged breach of its fiduciary duties. The complaint seeks, among other things, an injunction against the consummation of the Citadel Acquisition or rescission of the Citadel Acquisition in the event it is consummated. The Company intends to vigorously defend itself against the allegations in the complaint.
     On March 23, 2011, a second putative class action complaint was filed in the District Court of Clark County, Nevada, against Citadel, the Citadel Board, the Company, Cumulus Media Holdings Inc., and Merger Sub (Cumulus Media Holdings Inc. and Merger Sub together, the “Merger Entities”). The complaint generally alleges that the Citadel Board breached its fiduciary duties to Citadel shareholders in connection with its approval of the Citadel Acquisition and that Citadel, the Company and the Merger Entities aided and abetted the Citadel Board’s alleged breach of its fiduciary duties. The complaint seeks, among other things, an injunction against the consummation of the Citadel Acquisition, rescission of the Citadel Acquisition in the event it is consummated, and any damages arising from the defendants’ alleged breaches. The Company and the Merger Entities intend to vigorously defend themselves against the allegations in the complaint.
     On May 6, 2011, a third putative class action complaint was filed in the Chancery Court of Delaware against Citadel, the Citadel Board, the Company and the Merger Entities. The complaint alleges, among other things, that the members of the Citadel Board breached their fiduciary duties to the Citadel shareholders by their approval of the Citadel Acquisition. The complaint further alleges that the Company and the Merger Entities knowingly aided and abetted the Citadel Board’s breach of fiduciary duties. The complaint seeks, among other things: (i) the court’s declaration that the lawsuit is properly maintainable as a class action; (ii) an injunction against the consummation of the Citadel Acquisition; (iii) rescission of the Citadel Acquisition, to the extent certain terms have already been implemented; (iv) that the Citadel Board account to the plaintiffs for all damages suffered as a result of the Citadel Board’s alleged wrongdoing; and (v) the award of reasonable attorneys’ fees. The Company and the Merger Entities intend to vigorously defend themselves against the allegations in this complaint.
     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting all such known lawsuits and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
10. Restricted Cash
     The Company is required to secure the maximum exposure generated by automated clearing house transactions in its operating bank accounts as dictated by the Company’s bank’s internal policies with cash. This action was triggered by an adverse rating as determined by the Company’s bank’s rating system. These funds were moved to a segregated bank account that does not zero balance daily. As of March 31, 2011, the Company’s balance sheet included approximately $0.6 million in restricted cash related to the automated clearing house transactions.
11. Variable Interest Entities
     At March 31, 2011, the Company had an investment in CMP, which the Company accounts for using the equity method and which the Company has determined to be a VIE that is not subject to consolidation because the Company is not deemed to be the primary beneficiary. The Company cannot make unilateral management decisions affecting the long-term operational results of CMP, as all such decisions require approval by the CMP board of directors. Additionally, although the Company operates CMP’s business pursuant to a management agreement, one of the other equity holders has the unilateral right to remove the Company as manager of CMP with 30 days’ notice. The Company concluded that this ability to unilaterally terminate CMP’s management agreement with the Company resulted in a substantive “kick out” right, thereby precluding the Company from being designated as the primary beneficiary with respect to its interest in CMP.
     As of March 31, 2011, the Company’s proportionate share of its affiliate losses exceeded the value of its investment in CMP. In addition, the Company has no contractual obligation to fund the losses of CMP. As a result, the Company had no exposure to loss from its investment in CMP. The Company has not provided and does not intend to provide any financial support, guarantees or commitments for or on behalf of CMP. Additionally, the Company’s balance sheet as of March 31, 2011 does not include any assets or liabilities related to its interest in CMP (see Note 5, “Investment in Affiliate”).
     On January 31, 2011, the Company entered into the CMP Acquisition Agreement. The Company expects this acquisition to be consummated by the end of the second quarter of 2011 (see Note 2, “Acquisitions and Dispositions”).
12. Intangible Assets and Goodwill
     The following tables present the changes in intangible assets and goodwill during the periods ended December 31, 2010 and March 31, 2011 and balances as of such dates (dollars in thousands):

	Indefinite Lived	Definite Lived	Total

Intangible Assets:
Balance as of December 31, 2009	$160,801	$579	$161,380

Acquisition	230	—	230
Amortization	—	(201)	(201)
Impairment	(629)	—	(629)
Reclassifications	16	174	190

Balance as of December 31, 2010	$160,418	$552	$160,970

Acquisition	11,498	72	11,570
Disposition	(1,303)	(14)	(1,317)
Amortization	—	(9)	(9)

Balance as of March 31, 2011	$170,613	$601	$171,214

	2011	2010

Balance as of January 1:
Goodwill	$285,820	$285,820
Accumulated impairment losses	(229,741)	(229,699)

Subtotal	56,079	56,121
Goodwill acquired during the year	4,343	—
Balance as of March 31:
Goodwill	290,163	285,820
Accumulated impairment losses	(229,741)	(229,699)

Total	$60,422	$56,121

     The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. Applicable accounting guidance related to goodwill and other intangible assets requires that the carrying value of the Company’s goodwill and certain intangible assets be reviewed at least annually, and more often if certain circumstances are present, for impairment, with any changes charged to results of operations in the periods in which the recorded value of those assets is more than their respective fair market value.
13. Related Party
     During the third quarter of 2010, the Company entered into a management agreement with DM Luxury, LLC (“DM Luxury”). DM Luxury is 50.0% owned by Dickey Publishing, Inc. and Dickey Media Investments, LLC, each of which is partially owned by Mr. L.

Dickey. Pursuant to the agreement with DM Luxury, the Company provides back office shared services, such as finance, accounting, treasury, internal audit, use of corporate headquarters, legal, human resources, risk management and information technology for an annual management fee equal to the greater of $0.5 million and 5.0% of DM Luxury’s adjusted EBITDA on an annual basis. The Company recorded $0.1 million and $0.0 million of revenues from this agreement during the three months ended March 31, 2011 and 2010, respectively.
14. Subsequent Events
     As a part of the refinancing transactions in connection with the pending acquisitions of CMP and Citadel, on May 13, 2011, the Company completed its offering of $610.0 million of Notes. Proceeds from the sale of the Notes were used, among other things, to repay the $575.8 million outstanding under the term loan facility under the Existing Credit Agreement.
     Interest accrues on the Notes at a rate of 7.75% per annum from May 13, 2011, and interest is payable semiannually on each May 1 and November 1, commencing November 1, 2011. Notwithstanding the foregoing, if the Citadel Merger Agreement is terminated without consummation of the Citadel Acquisition or if the Company and Citadel both publicly announce their determination not to proceed with the Citadel Acquisition, then interest on the Notes will accrue at a rate of 8.25% per annum from and after the effective date of such termination or announcement. The Notes mature on May 1, 2019.
     The Company may redeem all or part of the Notes at any time on or after May 1, 2015. At any time prior to May 1, 2014, the Company may also redeem up to 35.0% of the Notes using the proceeds from certain equity offerings. At any time prior to May 1, 2015, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. Further, if the Citadel Merger Agreement is terminated without consummation of the Citadel Acquisition and neither CMP nor any of its subsidiaries has become a restricted subsidiary under the indenture governing the Notes, during each 12-month period commencing on the date of such termination to the third anniversary thereof, or such earlier time as CMP or any of its subsidiaries becomes a restricted subsidiary under such indenture, the Company may redeem up to 10.0% of the original aggregate principal amount of the Notes at a redemption price of 103.0%. If the Company sells certain assets or experiences specific kinds of changes in control, the Company will be required to make an offer to purchase the Notes.
     Each of the Company’s existing and future domestic restricted subsidiaries that guarantees the Company’s indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the licenses for the Company’s radio stations) guarantees, and will guarantee, the Notes. Under certain circumstances, the Notes may be assumed by a direct wholly-owned subsidiary of the Company’s, in which case the Company will guarantee the Notes. The Notes are the Company’s senior unsecured obligations and rank equally in right of payment to all of the Company’s existing and future senior unsecured debt and senior in right of payment to all of the Company’s future subordinated debt. The Notes guarantees are the Company’s guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s guarantors’ future subordinated debt. The Notes and the guarantees are effectively subordinated to any of the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of the Company’s non-guarantor subsidiaries, including all of the liabilities of the Company’s and the guarantors’ foreign subsidiaries and the Company’s subsidiaries that hold the licenses for the Company’s radio stations.
     In connection with the completion of the offering of Notes, the Company entered into the Fifth Amendment to the Existing Credit Agreement. The Fifth Amendment, dated as of April 29, 2011 and effective as of May 13, 2011, provided the Company the ability to complete the offering of Notes, provided that proceeds therefrom were used to repay in full the term loans outstanding under the Existing Credit Agreement. In addition, the Fifth Amendment, among other things, provides for an incremental term loan facility of up to $200.0 million, which may only be accessed to repurchase Notes under certain circumstances, (i) replaced the total leverage ratio in the Existing Credit Agreement with a secured leverage ratio and (ii) amended certain definitions in the Existing Credit Agreement to facilitate the Company’s ability to complete the offering of Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     General
     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial or strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds, Federal Communications Commission (“FCC”) and other regulatory approvals of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, consummation of our pending acquisitions, integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters would significantly alter our actual results of operations or financial condition.
     Operating Overview
     We are currently the second largest radio broadcasting company in the United States based on the number of stations owned or managed. As of March 31, 2011, we owned or managed 312 radio stations (including under LMAs) in 60 mid-sized United States media markets and operated 34 radio stations in eight markets, including San Francisco, Dallas, Houston and Atlanta that are owned by Cumulus Media Partners, LLC (“CMP”). We also provide sales and marketing services to 9 radio stations in the United States under LMAs. We own and manage, directly or through our investment in CMP, a total of 346 FM and AM radio stations in 68 mid- and large-sized markets throughout the United States.
     Liquidity Considerations
     Historically, our principal needs for funds have been to fund the acquisition of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A common stock, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar requirements, including, but not limited to, completing our pending acquisition of the 75.0% of the equity interests of CMP that we do not currently own, and our pending acquisition of Citadel Broadcasting Corporation (“Citadel”), as well as capital expenditures relating to our business operations.
     Our principal sources of funds historically have been cash flow from our operations and borrowings under our credit facilities in existence from time to time. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided.
     We believe the remainder of 2011 will exhibit a pattern fairly consistent with that of the prior year, and we anticipate modest growth for the radio industry overall. However, unlike 2010, where growth was driven primarily by increases in automotive and political advertising, we anticipate that 2011 growth will be driven by more broad-based increases across all key advertising categories, as overall local advertising continues to show strength. In addition, we believe that certain non-core operating factors will impact our liquidity. For example, the expiration of the interest rate option agreement (the “May 2005 Option”) that provided Bank of America, N.A. the right to enter into an underlying swap agreement with us, for two years, from March 13, 2009 through March 13, 2011 should provide us with an additional $10.0 million to $12.0 million in cash flow during the last three quarters of 2011 compared to the same prior year period. Additionally, in accordance with the terms of our credit agreement, dated as of June 7, 2006 (the “Existing Credit Agreement”), during the quarter ended March 31, 2011, we made an Excess Cash Flow payment in the amount of $9.3 million which reduced the interest rate on borrowings under the Existing Credit Agreement by an additional 50 basis points to 325 basis points effective March 31, 2011.

     In connection with our pending acquisitions of each of CMP and Citadel, we have obtained commitments for up to $500.0 million in equity financing and commitments for up to $2.525 billion in senior secured credit facilities, which are expected to be used to pay the cash portion of the purchase price in the Citadel Acquisition, and effect a refinancing of the then-outstanding indebtedness of each of the Company, CMP and Citadel. As a part of the overall refinancing transactions being undertaken, and expected to be undertaken, in connection with these pending acquisitions, on May 13, 2011 we completed the issuance of $610.0 million of 7.75% senior notes due 2019 (the “Notes”). We used proceeds from the issuance of Notes to repay in full the $575.8 million outstanding under the term loan facility under the Existing Credit Agreement.
     In connection with the completion of the offering of the Notes, we entered into the fifth amendment, dated as of April 29, 2011 and effective as of May 13, 2011, to the Existing Credit Agreement (the “Fifth Amendment”). The Fifth Amendment provided us with the ability to complete the offering of Notes, provided that proceeds therefrom were used to repay in full the term loans outstanding under the Existing Credit Agreement. In addition, the Fifth Amendment, among other things, provides for an incremental term loan facility of up to $200.0 million, which may only be accessed to repurchase Notes under certain circumstances, (i) replaced the total leverage ratio in the credit agreement with a secured leverage ratio and (ii) amended certain definitions in the credit agreement to facilitate our ability to complete the offering of Notes. Under the Existing Credit Agreement, as amended by the Fifth Amendment, we continue to have up to $20.0 million in revolving loan availability thereunder, subject to the terms and conditions under that agreement. We expect to enter into a new senior secured credit agreement, providing for a term loan and a revolving credit facility, in connection with the completion of the Citadel Acquisition and to terminate the Existing Credit Agreement.
     We have assessed the current and expected implications of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of March 31, 2011, that cash on hand, cash expected to be generated from operating activities, borrowing availability under the Existing Credit Agreement and, in connection with the Citadel Acquisition, availability under replacement credit facilities and from related equity financing commitments, as well as, if necessary, any further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments and completion of pending and other potential acquisitions and other debt obligations through March 31, 2012. However, given the variables and uncertainties that can affect our business, including cash flows, in our markets, the quality of accounts receivable, pending litigation, the timing of the completion of each of the CMP and Citadel acquisitions and the need to execute definitive documentation with respect to the debt commitments entered into in connection with the Agreement and Plan of Merger (the “Citadel Merger Agreement”) entered into with Citadel, no assurances can be provided in this regard.
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
     Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $3.4 million and $3.8 million in the three months ended March 31, 2011 and 2010, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 79.9% and 89.8% of our total revenues during the three months ended March 31, 2011 and 2010, respectively.
     Our advertising revenues vary by quarter throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter produced the lowest revenues during the last twelve month period as advertising generally declines following the winter holidays. The second and fourth calendar quarters are expected to produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all.
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
     Results of Operations
     Analysis of the Condensed Consolidated Statements of Operations. The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months
	Ended March 31,		2011 vs 2010
	2011	2010	$ Change	% Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$57,858	$56,358	$1,500	2.7%
Station operating expenses (excluding depreciation, amortization and LMA fees)	37,555	39,926	(2,371)	-5.9%
Depreciation and amortization	2,123	2,517	(394)	-15.7%
LMA fees	581	529	52	9.8%
Corporate general and administrative expenses (including non-cash stock compensation expense)	8,129	4,066	4,063	99.9%
Gain on exchange of assets or stations	(15,158)	—	(15,158)	* *
Realized loss on derivative instrument	40	584	(544)	-93.2%

Operating income	24,588	8,736	15,852	181.5%
Interest expense, net	(6,318)	(8,829)	2,511	-28.4%
Other expense, net	(2)	(53)	51	-96.2%
Income tax (expense) benefit	(2,149)	2	(2,151)	* *

Net income (loss)	$16,119	$(144)	$16,263	-11293.8%

OTHER DATA:
Station Operating Income (1)	$20,303	$16,432	$3,871	23.6%
Station Operating Income margin (2)	35.1%	29.2%	* *	5.9%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation expense, corporate general and administrative expenses, the gain on exchange of assets or stations, and the realized loss on derivative instruments. Station Operating Income is not a measure of performance calculated in accordance with GAAP. Station Operating Income should not be considered in isolation or as a substitute for net income (loss), operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below under "Station Operating Income.”

(2)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.
     Three Months Ended March 31, 2011 versus the Three Months Ended March 31, 2010
     Net Revenues. Net revenues for the three months ended March 31, 2011 increased $1.5 million, or 2.7%, to $57.9 million compared to $56.4 million for the three months ended March 31, 2010, primarily due to an increase of $1.5 million in new network advertising contracts.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses for the three months ended March 31, 2011 decreased $2.4 million, or 5.9%, to $37.5 million, compared to $39.9 million for the three months ended March 31, 2010. This decrease is primarily due to a decrease in sales expenses of $1.3 million associated with the amendment of an agreement with an audience measuring service and decreases of $1.1 million in trade and other general expenses.

     Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2011 decreased $0.4 million, or 15.7%, to $2.1 million, compared to $2.5 million for the three months ended March 31, 2010, resulting from a decrease in our asset base due to assets becoming fully depreciated.
     LMA Fees. LMA fees totaled $0.6 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan. Effective February 18, 2011, as a result of the asset exchange with Clear Channel, we no longer operate the Ann Arbor and Battle Creek, Michigan stations under LMAs.
     Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses, including non-cash stock compensation expense for the three months ended March 31, 2011, increased $4.0 million, or 99.9%, to $8.1 million compared to $4.1 million for the three months ended March 31, 2010, primarily due to an increase of $1.9 million in costs associated with the pending acquisitions of CMP and Citadel, an increase of $1.0 million in professional fees, an increase of $0.4 million in salaries and related expenses, and an increase of $0.7 million in non-cash stock compensation expense.
     Gain on Exchange of Assets or Stations. During the three months ended March 31, 2011, we completed an exchange transaction with Clear Channel to swap our Canton, Ohio radio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.2 million. We did not complete any such transactions in 2010.
     Realized Loss on Derivative Instrument. During the three months ended March 31, 2011 and 2010, we recorded a charge of $0.0 million and $0.6 million, respectively, related to our recording of the fair market value of the Green Bay Option.
     Interest Expense, net. Interest expense, net of interest income, for the three months ended March 31, 2011 decreased $2.5 million, or 28.4%, to $6.3 million compared to $8.8 million for the three months ended March 31, 2010. Interest expense associated with outstanding debt decreased by $0.7 million to $6.0 million as compared to $6.7 million in the prior year’s period. This decrease is primarily attributable to a decrease in the borrowing base due to the pay-down of approximately $48.3 million of outstanding debt compared to the prior year. Additionally, interest expense decreased by $1.8 million related to the fair value of the May 2005 Option. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended March 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Bank Borrowings — term loan and revolving credit facilities	$5,955	$6,678	$(723)	-10.8%
Bank Borrowings yield adjustment — interest rate swap	3,708	3,739	(31)	-0.8%
Change in fair value of interest rate option agreement	(3,680)	(1,913)	(1,767)	92.4%
Other interest expense	337	327	10	3.1%
Interest income	(2)	(2)	—	0.0%

Interest expense, net	$6,318	$8,829	$(2,511)	-28.4%

     Income Taxes. We recorded income tax expense of $2.1 million for the three months ended March 31, 2011, compared to an income tax benefit of $0.0 million for the three months ended March 31, 2010. The change is primarily due to the increase in pre-tax income of $18.4 million as compared to the period ended March 31, 2010.
     Station Operating Income. As a result of the factors described above, Station Operating Income for the three months ended March 31, 2011 increased $3.9 million, or 23.6%, to $20.3 million compared to $16.4 million for the three months ended March 31, 2010.
     Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation expense, corporate general and administrative expenses, the gain on exchange of assets or stations and the realized loss on derivative instrument. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though they require a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. Finally, we exclude non-cash stock compensation, the gain on exchange of assets or stations and the realized loss on derivative instrument from the measure as they do not represent cash payments for activities related to the operation of the stations. We believe this is important to investors because it highlights the gross margin generated by our station portfolio.
     We believe that Station Operating Income is the most frequently used financial measure in determining the market value of a radio station or group of stations and to compare the performance of radio station operators. We have observed that Station Operating Income is commonly employed by firms that provide appraisal services to the broadcasting industry in valuing radio stations. Further, in connection with our acquisitions, we have used Station Operating Income as our primary metric to evaluate and negotiate the purchase price to be paid. Given its relevance to the estimated value of a radio station, we believe, and our experience indicates, that investors consider the measure to be useful in order to determine the value of our portfolio of stations. Additionally, Station Operating Income is one of the measures that our management uses to evaluate the performance and results of our stations. Our management uses the measure to assess the performance of our station managers, and our Board of Directors uses it as part of its assessment of the relative performance of our executive management. As a result, in disclosing Station Operating Income, we are providing investors with an analysis of our performance that is consistent with that which is utilized by our management and our Board of Directors.
     Station Operating Income is not a recognized term under GAAP and does not purport to be an alternative to operating income from continuing operations as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, Station Operating Income is not intended to be a measure of cash flow available for dividends, reinvestment in our business or other discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Station Operating Income should be viewed as a supplement to, and not a substitute for, results of operations presented on the basis of GAAP. We compensate for the limitations of using Station Operating Income by using it only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business than GAAP results alone. Station Operating Income has its limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Moreover, because not all companies use identical calculations, these presentations of Station Operating Income may not be comparable to other similarly titled measures of other companies.
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months
	Ended March 31,		2011 vs 2010
	2011	2010	$ Change	% Change

Operating income	$24,588	$8,736	$15,852	181.5%
Depreciation and amortization	2,123	2,517	(394)	-15.7%
LMA fees	581	529	52	9.8%
Non-cash stock compensation	589	(101)	690	-683.2%
Corporate general and administrative	7,540	4,167	3,373	80.9%
Gain on exchange of assets or stations	(15,158)	—	(15,158)	* *
Realized loss on derivative instrument	40	584	(544)	-93.2%

Station Operating Income	$20,303	$16,432	$3,871	23.6%

**	Calculation is not meaningful.
     Liquidity and Capital Resources
     Liquidity Considerations
     We believe the remainder of 2011 will exhibit a pattern fairly consistent with that of the prior year, and we anticipate modest growth for the radio industry overall. However, unlike 2010, where growth was driven primarily by increases in automotive and political advertising, we anticipate that 2011 growth will be driven by more broad-based increases across all key advertising categories, as overall local advertising continues to show strength. In addition, we believe that certain non-core operating factors will impact our liquidity. For example, the expiration of the interest rate option agreement (the “May 2005 Option”) that provided Bank of America, N.A. the right to enter into an underlying swap agreement with us, for two years, from March 13, 2009 through March 13,

2011 should provide us with an additional $10.0 million to $12.0 million in free cash flow during the last three quarters of 2011 over the same prior year period. Additionally, in accordance with the terms of our credit agreement, dated as of June 7, 2006 (the “Existing Credit Agreement”), during the quarter ended March 31, 2011, we made an Excess Cash Flow payment in the amount of $9.3 million which reduced the interest rate on borrowings under the Existing Credit Agreement by an additional 50 basis points to 325 basis points effective March 31, 2011. We currently have up to $20.0 million in revolving loan availability under the Existing Credit Agreement, subject to any limitations imposed by required compliance with the covenants thereof (see “—Liquidity Considerations” for further discussion).
     Cash Flows provided by Operating Activities
     For the three months ended March 31, 2011, net cash provided by operating activities decreased $2.1 million as compared to the three months ended March 31, 2010. The decrease was primarily due to a $3.8 million increase in accounts receivable and prepaid expenses offset by a decrease of $1.7 million in accounts payable and other liabilities due to the timing of certain payments.
     Cash Flows used in Investing Activities
     For the three months ended March 31, 2011, net cash used in investing activities increased $1.3 million, primarily due to a $1.0 million increase in costs associated with the pending acquisitions of CMP and Citadel, an increase in capital expenditures and intangibles of $0.1 million and a decrease of $0.2 million in proceeds received from the sale of assets or stations.
     Cash Flows used in Financing Activities
     For the three months ended March 31, 2011, net cash used in financing activities increased $5.7 million, primarily due to the increased levels of repayment of debt in 2011 as compared to the same period in 2010.
     2011 Acquisitions
     Ann Arbor, Battle Creek and Canton Asset Exchange
     On February 18, 2011, we completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, we acquired eight of Clear Channel’s radio stations located in Ann Arbor and Battle Creek, Michigan in exchange for our radio station in Canton, Ohio. We disposed of two of the Battle Creek stations simultaneously with the closing of the transaction to comply with the Federal Communications Commission’s (“FCC”) broadcast ownership limits; WBCK-AM was placed in a trust for the sale of the station to an unrelated third party and WBFN-AM was donated to Family Life Broadcasting System. The transaction was accounted for as a business combination in accordance with FASB’s guidance. The fair value of the assets acquired in the exchange was $17.4 million (refer to the table below for the preliminary purchase price allocation). We incurred approximately $0.2 million in acquisition costs related to this transaction and expensed them as incurred through earnings within corporate general and administrative expense. The $4.3 million of goodwill identified in the preliminary purchase price allocation below is deductible for tax purposes. The results of operations for the Ann Arbor and Battle Creek stations acquired, which were not material, have been included in our statements of operations since 2007 when we entered into an LMA with Clear Channel to manage the stations. Prior to the asset exchange, we did not have any preexisting relationship with Clear Channel with regard to the Canton market.
     In conjunction with the transactions, we recorded a net gain of $15.2 million, which is included in gain on exchange of assets or stations in the accompanying statements of operations.
     The table below summarizes the preliminary purchase price allocation (dollars in thousands):

Allocation	Amount

Fixed assets	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	$17,394
Less: Carrying value of Canton station	(2,236)

Gain on asset exchange	$15,158

     The preliminary allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). Any such changes may be material. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible and intangible assets, including goodwill. We expect to continue to obtain information to assist it in finalizing these preliminary valuations during the measurement period.
     Pending Acquisitions
     On January 31, 2011, we entered into a definitive agreement (the “CMP Acquisition Agreement”) to acquire the remaining 75.0% of the equity interests of CMP that we do not currently own.
     In connection with the CMP Acquisition, we expect to issue 9,945,714 shares of our common stock to affiliates of Bain Capital Partners LLC (“Bain”), the Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners (“THLee”, and together with Bain and Blackstone, the “CMP Sellers”). In exchange for all of the equity interests in CMP owned by the CMP Sellers, Blackstone will receive approximately 3.3 million shares of our Class A common stock and, in order to ensure compliance with FCC broadcast ownership rules, Bain and THLee each will receive approximately 3.3 million shares of a new class of our non-voting common stock. In connection with the CMP Acquisition, it is expected that all of the outstanding warrants to purchase shares of common stock of an indirect wholly-owned subsidiary of CMP, referred to as “Radio Holdings”, will be converted into warrants to acquire 8,267,968 shares of our non-voting common stock. Stockholders holding shares representing approximately 54.0% of our outstanding voting power have agreed to vote in favor of the transactions necessary to complete the CMP Acquisition, making the requisite stockholder approval assured.
     In addition, on March 9, 2011, we entered into the Citadel Merger Agreement with Citadel, Cumulus Media Holdings Inc., a direct wholly owned subsidiary of us (“Holdco”), and Cadet Merger Corporation, an indirect, wholly owned subsidiary of us (“Merger Sub”).
     Pursuant to the Citadel Merger Agreement, at the closing, Merger Sub will merge with and into Citadel, with Citadel surviving the merger as an indirect, wholly owned subsidiary of us (the “Citadel Acquisition”). At the effective time of the Citadel Acquisition, each outstanding share of common stock of Citadel will be converted automatically into the right to receive, at the election of the holder (subject to certain limitations set forth in the Citadel Merger Agreement), (i) $37.00 in cash, (ii) 8.525 shares of our common stock, or (iii) a combination thereof (the “Citadel Acquisition Consideration”). Additionally, in connection with and prior to the closing of the Citadel Acquisition, (i) each outstanding unvested option to acquire shares of Citadel common stock issued under Citadel’s equity incentive plan will automatically vest, and all outstanding options at the effective time of this Citadel Acquisition will be deemed exercised pursuant to a cashless exercise, with the resulting net number of Citadel shares to be converted into the right to receive the Citadel Acquisition Consideration, and (ii) each outstanding warrant to purchase Citadel common stock will become exercisable for the Citadel Acquisition Consideration, subject to any applicable FCC limitations. Holders of unvested restricted shares of Citadel common stock will be eligible to receive the Citadel Acquisition Consideration for their shares pursuant to the original vesting schedule for such shares. Elections by Citadel stockholders are subject to adjustment such that the maximum number of shares of our common stock that may be issued in the Citadel Acquisition is 151,485,282 and the maximum amount of cash payable by us in the Citadel Acquisition is $1,408,728,600.
     Consummation of each of these pending acquisitions is subject to various customary closing conditions. These include, but are not limited to, (i) regulatory approval by the FCC (ii) requisite stockholder approvals, (iii) solely with respect to the completion of the Citadel Acquisition, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and (iv) the absence of any material adverse effect on CMP or Citadel, as the case may be, or us. We currently anticipate that the CMP Acquisition will be completed in mid-2011 and the Citadel Acquisition will be completed prior to the end of 2011.
     The actual timing for completion of each of these pending transactions will depend upon a number of factors, including the various conditions set forth in the respective transaction agreements. There can be no assurance that any of such pending or proposed transactions will be consummated or that, if any of such transactions is consummated, the timing or terms thereof will be as described herein and as presently contemplated.
     2010 Acquisitions
     We did not complete any material acquisitions or dispositions during the three months ended March 31, 2010.

     Existing Credit Agreement
     As of March 31, 2011, our Existing Credit Agreement provided for a term loan facility of $750.0 million, which had an outstanding balance of approximately $575.8 million as of March 31, 2011, and a revolving credit facility of $20.0 million, of which no amounts were outstanding as of March 31, 2011.
     Our obligations under the Existing Credit Agreement are collateralized by substantially all of our assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of our direct and indirect subsidiaries. Our obligations under the Existing Credit Agreement are guaranteed by all of our subsidiaries.
     The Existing Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The term loan facility thereunder had a maturity date of June 11, 2014. The revolving credit facility matures on June 7, 2012.
     As of March 31, 2011, the interest rate on our outstanding borrowings pursuant to the senior secured credit facilities was approximately 3.5%.
     Events of default in the Existing Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) cross-default and cross-acceleration; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against us or any of our subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any of our material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a change in control (as defined in the Existing Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Existing Credit Agreement and the ancillary loan documents as a secured party.
     For the quarter ended March 31, 2011, the total leverage ratio covenant requirement was 6.5:1 and the fixed charge coverage ratio requirement was 1.1:1. As of March 31, 2011, the Company was in compliance with all of its required covenants.
     During the quarter ended March 31, 2011, we made an Excess Cash Flow Payment (as defined in the Existing Credit Agreement) under the Existing Credit Agreement in an amount equal to $9.3 million and a principal payment in the amount equal to $7.2 million.
     As a part of our refinancing transactions in connection with our pending acquisitions of CMP and Citadel, on May 13, 2011, and in accordance with the Fifth Amendment we completed our offering of $610.0 million of Notes. Proceeds from the sale of the Notes were used, among other things, to repay the $575.8 million outstanding under the term loan facility under the Existing Credit Agreement.
     Interest accrues on the Notes at a rate of 7.75% per annum from May 13, 2011, and interest is payable semiannually on each May 1 and November 1, commencing November 1, 2011. Notwithstanding the foregoing, if Citadel Merger Agreement is terminated without consummation of the Citadel Acquisition or if we and Citadel both publicly announce our determination not to proceed with the Citadel Acquisition, then interest on the Notes will accrue at a rate of 8.25% per annum from and after the effective date of such termination or announcement. The Notes mature on May 1, 2019.
     We may redeem all or part of the Notes at any time on or after May 1, 2015. At any time prior to May 1, 2014, we may also redeem up to 35% of the Notes using the proceeds from certain equity offerings. At any time prior to May 1, 2015, we may redeem some or all of the Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. Further, if the Citadel Merger Agreement is terminated without consummation of the Citadel Acquisition and neither CMP nor any of its subsidiaries has become a restricted subsidiary under the indenture governing the Notes, during each 12-month period commencing on the date of such termination to the third anniversary thereof, or such earlier time as CMP or any of its subsidiaries becomes a restricted subsidiary under such indenture, we may redeem up to 10.0% of the original aggregate principal amount of the Notes at a redemption price of 103.0%. If we sell certain assets or experience specific kinds of changes in control, we will be required to make an offer to purchase the Notes.
     Each of our existing and future domestic restricted subsidiaries that guarantees our indebtedness or indebtedness of our subsidiary guarantors (other than our subsidiaries that hold the licenses for our radio stations) guarantees, and will guarantee, the Notes. Under certain circumstances, the Notes may be assumed by a direct wholly-owned subsidiary of ours, in which case we will guarantee the Notes. The Notes are our senior unsecured obligations and rank equally in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The Note guarantees are our guarantors’ senior unsecured obligations and rank equally in right of payment to all of our guarantors’ existing and future senior debt and senior in right of payment to all of our guarantors’ future subordinated debt. The Notes and the guarantees are effectively subordinated to any of our or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of our non-guarantor subsidiaries, including all of the liabilities of our and the guarantors’ foreign subsidiaries and our subsidiaries that hold the licenses for our radio stations.
     In connection with the completion of the offering of Notes, we entered into the Fifth Amendment, which took effect on May 13, 2011. The Fifth Amendment provided us the ability to complete the offering of Notes, provided that proceeds therefrom were used to repay in full the term loans outstanding under the Existing Credit Agreement. In addition, the Fifth Amendment, among other things, provides for an incremental term loan facility of up to $200.0 million, which may only be accessed to repurchase Notes under certain circumstances, (i) replaced the total leverage ratio in the Existing Credit Agreement with a secured leverage ratio and (ii) amended certain definitions in the Existing Credit Agreement to facilitate our ability to complete the offering of Notes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At March 31, 2011, 100% of our long-term debt bore interest at variable rates. Accordingly, as of such date our earnings and after-tax cash flow were affected by changes in interest rates. Assuming the then-current level of borrowings at variable rates and assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.4 million for the three months ended March 31, 2011. As part of our efforts to mitigate interest rate risk, in May 2005, we entered into a forward-starting (effective March 2006) LIBOR-based interest rate swap agreement that effectively fixed the interest rate, based on LIBOR, on $400.0 million of our current floating rate bank borrowings for a three-year period. In May 2005, we also entered into the May 2005 Option, exercised on March 11, 2009 and expired on March 13, 2011, in accordance with the terms of the original agreement. This instrument was intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. Assuming a one percentage point change in the average interest rate under these borrowings, it is estimated that our interest expense and net income would have changed by $1.4 million for the three months ended March 31, 2011.
     Subsequent to March 31, 2011, we repaid all of our variable interest rate debt through the issuance of the Notes, which bear interest at a fixed interest rate.
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of March 31, 2011.
     There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On March 14, 2011, a putative shareholder class action complaint was filed against Citadel, its board of directors (the “Citadel Board”), and us in the District Court of Clark County, Nevada, generally alleging that the Citadel Board breached its fiduciary duties to Citadel stockholders in connection with its approval of the Citadel Acquisition and breached its duty of disclosure to Citadel stockholders by allegedly withholding material information relating to the Citadel Acquisition, and also alleged that Citadel and us each aided and abetted the Citadel Board in its alleged breach of its fiduciary duties. The complaint seeks, among other things, an injunction against the consummation of the Citadel Acquisition or rescission of the Citadel Acquisition in the event it is consummated. We intend to vigorously defend our self against the allegations in the complaint.
     On March 23, 2011, a second putative class action complaint was filed in the District Court of Clark County, Nevada, against Citadel, the Citadel Board, us, Holdco and Merger Sub (Holdco and Merger Sub, collectively, the “Merger Entities”). The complaint generally alleges that the Citadel Board breached its fiduciary duties to Citadel shareholders in connection with its approval of the Citadel Acquisition and that Citadel, us and the Merger Entities aided and abetted the Citadel Board’s alleged breach of its fiduciary duties. The complaint seeks, among other things, an injunction against the consummation of the Citadel Acquisition, rescission of the Citadel Acquisition in the event it is consummated, and any damages arising from the defendants’ alleged breaches. We and the Merger Entities intend to vigorously defend ourselves against the allegations in the complaint.
     On May 6, 2011, a third putative class action complaint was filed in the Chancery Court of Delaware against Citadel, the Citadel Board, Cumulus and the Merger Entities. The complaint alleges, among other things, that the members of the Citadel Board breached their fiduciary duties to the Citadel shareholders by their approval of the Citadel Acquisition. The complaint further alleges that we and the Merger Entities knowingly aided and abetted the Citadel Board’s breach of fiduciary duties. The complaint seeks, among other things: (i) the court’s declaration that the lawsuit is properly maintainable as a class action; (ii) an injunction against the consummation of the Citadel Acquisition; (iii) rescission of the Citadel Acquisition, to the extent certain terms have already been implemented; (iv) that the Citadel Board account to the plaintiffs for all damages suffered as a result of the Citadel Board’s alleged wrongdoing; and (v) the award of reasonable attorneys’ fees. We and the Merger Entities intend to vigorously defend themselves against the allegations in this complaint.
     Cumulus was previously a party to a lawsuit, filed on January 21, 2010, by Brian Mas, a former employee of a subsidiary of CMP. Pursuant to a stipulation and order filed on March 4, 2011, Cumulus was dismissed as a defendant in that suit, and CMP was substituted in lieu of Cumulus as the named defendant.
     From time to time we are involved in various legal proceedings that are handled and defended in the ordinary course of business. While we are unable to predict the outcome of these matters, our management does not believe, based upon currently available facts, that the ultimate resolution of any such known proceedings would have a material adverse effect on our overall financial condition or results of operations.
Item 1A. Risk Factors
     Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010, and the information contained under the heading “Risk Factors” in Exhibit 99.1 to our current report on Form 8-K, filed with the SEC on April 25, 2011, for information regarding factors that could affect our results of operations, financial condition and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the Credit Agreement and compliance with other applicable legal requirements. During the three months ended March 31, 2011, we did not purchase any shares of our Class A Common Stock. As of March 31, 2011, we had authority to repurchase an additional $68.3 million of our Class A Common Stock.
Item 6. Exhibits

2.1	—	Exchange Agreement, dated as of January 31, 2011, by and among the Company, Bain Capital Partners, LLC, The Blackstone Group L.P. and Thomas H. Lee Partners.

2.2	—	Agreement and Plan of Merger, dated as of March 9, 2011, by and among Citadel Broadcasting Corporation, Cumulus Media Inc., Cumulus Media Holdings Inc. and Cadet Merger Corporation (incorporated herein by reference to Exhibit 2.1 to our current report on Form 8-K, filed on March 10, 2011).

10.1	—	Investment Agreement, dated as of March 9, 2011, by and among Cumulus Media Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on March 10, 2011).

10.2	—	Amended and Restated Investment Agreement, dated as of April 22, 2011, by and among Cumulus Media Inc. and the Investors party thereto (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K, filed on April 25, 2011).

10.3	—	Employment Agreement between Cumulus Media Inc. and Richard S. Denning, dated as of December 22, 2001.

10.4	—	First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media Inc. and Richard S. Denning.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: May 16, 2011	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

2.1	—	Exchange Agreement, dated as of January 31, 2011, by and among the Company, Bain Capital Partners, LLC, The Blackstone Group L.P. and Thomas H. Lee Partners.

10.3	—	Employment Agreement between Cumulus Media Inc. and Richard S. Denning, dated as of December 22, 2001.

10.4	—	First Amendment to Employment Agreement, dated as of December 31, 2008, between Cumulus Media Inc. and Richard S. Denning.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.