Form 10-Q
period 2011-06-30
CUMULUS MEDIA INC
filed 2011-08-15
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR

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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011, the registrant had 52,505,196 outstanding shares of common stock consisting of (i) 39,420,658 shares of Class A common stock; (ii) 5,809,191 shares of Class B common stock; (iii) 644,871 shares of Class C common stock; and (iv) 6,630,476 shares of Class D common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$29,553	$12,814
Restricted cash	600	604
Accounts receivable, less allowance for doubtful accounts of $1,191 and $1,115 in 2011 and 2010, respectively	40,603	38,267
Trade receivable	4,149	3,605
Prepaid expenses and other current assets	4,243	4,403

Total current assets	79,148	59,693
Property and equipment, net	37,981	39,684
Intangible assets, net	170,745	160,970
Goodwill	60,422	56,079
Other assets	18,905	3,210

Total assets	$367,201	$319,636

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$28,687	$20,365
Trade payable	4,074	3,569
Derivative instrument	—	3,683
Current portion of long-term debt	—	15,165

Total current liabilities	32,761	42,782
Long-term debt	—	575,843
Senior notes	610,000	—
Other liabilities	17,887	17,590
Deferred income taxes	29,029	24,730

Total liabilities	689,677	660,945

Stockholders’ Deficit:
Preferred stock, 20,262,000 shares authorized, par value $0.01 per share, including: 250,000 shares designated as 13 3/4% Series A Cumulative Exchangeable Redeemable Preferred Stock due 2009, stated value $1,000 per share; 0 shares issued and outstanding in both 2011 and 2010; and 12,000 shares designated as 12% Series B Cumulative Preferred Stock, stated value $10,000 per share; 0 shares issued and outstanding in both 2011 and 2010	—	—
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 59,622,249 and 59,599,857 shares issued, and 36,098,371 and 35,538,530 shares outstanding in 2011 and 2010,respectively	596	596
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding in both 2011 and 2010	58	58
Class C common stock, par value $0.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding in both 2011 and 2010	6	6
Treasury stock, at cost, 23,523,878 and 24,061,327 shares in 2011 and 2010, respectively	(251,148)	(256,792)
Additional paid-in-capital	959,885	964,156
Accumulated deficit	(1,031,873)	(1,049,333)

Total stockholders’ deficit	(322,476)	(341,309)

Total liabilities and stockholders’ deficit	$367,201	$319,636

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Broadcast revenues	$68,053	$68,739	$124,787	$124,097
Management fees	1,125	1,000	2,250	2,000

Net revenues	69,178	69,739	127,037	126,097
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	39,158	40,416	76,713	80,343
Depreciation and amortization	1,889	2,391	4,012	4,908
LMA fees	560	364	1,141	893
Corporate, general and administrative expenses (including non-cash stock compensation of $598, $561, $1,187 and $460, respectively)	9,139	5,079	17,271	9,144
Gain on exchange of assets or stations	(120)	—	(15,278)	—
Realized loss on derivative instrument	1,205	480	1,244	1,064

Total operating expenses	51,831	48,730	85,103	96,352

Operating income	17,347	21,009	41,934	29,745

Non-operating (expense) income:
Interest expense	(9,182)	(7,315)	(15,502)	(16,146)
Interest income	4	2	6	4
Loss on early extinguishment of debt	(4,366)	—	(4,366)	—
Other expense, net	(92)	(28)	(93)	(81)

Total non-operating expense, net	(13,636)	(7,341)	(19,955)	(16,223)

Income before income taxes	3,711	13,668	21,979	13,522
Income tax expense	(2,370)	(1,364)	(4,519)	(1,362)

Net income	$1,341	$12,304	$17,460	$12,160

Basic and diluted income per common share (see Note 8, “Earnings Per Share”):
Basic income per common share	$0.03	$0.29	$0.41	$0.29

Diluted income per common share	$0.03	$0.29	$0.40	$0.28

Weighted average basic common shares outstanding	40,762,233	40,327,406	40,667,773	40,296,878

Weighted average diluted common shares outstanding	41,784,558	41,468,250	41,725,933	41,254,316

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$17,460	$12,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,012	4,908
Amortization of debt issuance costs/discounts	733	603
Loss on early extinguishment of debt	4,366	—
Provision for doubtful accounts	644	654
Loss on sale of assets or stations	93	81
Gain on exchange of assets or stations	(15,278)	—
Fair value adjustment of derivative instruments	(2,439)	(4,302)
Deferred income taxes	4,299	1,225
Non-cash stock compensation	1,187	460
Changes in assets and liabilities:
Restricted cash	4	160
Accounts receivable	(2,979)	(2,223)
Trade receivable	(544)	(169)
Prepaid expenses and other current assets	487	1,573
Other assets	710	1,769
Accounts payable and accrued expenses	8,011	1,140
Trade payable	504	73
Other liabilities	(948)	290

Net cash provided by operating activities	20,322	18,402
Cash flows from investing activities:
Capital expenditures	(1,505)	(1,190)
Purchase of intangible assets	(170)	(230)
Proceeds from sale of assets or stations	—	196

Net cash used in investing activities	(1,675)	(1,224)
Cash flows from financing activities:
Proceeds from issuance of senior notes	610,000	—
Repayments of borrowings from bank credit facility	(593,754)	(21,190)
Tax withholding payments on behalf of employees	(666)	(184)
Proceeds from exercise of warrants	19	—
Deferred financing costs	(17,507)	—

Net cash used in financing activities	(1,908)	(21,374)
Increase (decrease) in cash and cash equivalents	16,739	(4,196)
Cash and cash equivalents at beginning of period	12,814	16,224

Cash and cash equivalents at end of period	$29,553	$12,028

Supplemental disclosures of cash flow information:
Interest paid	$12,214	$21,213
Income taxes paid	144	259
Trade revenue	7,611	8,375
Trade expense	7,326	8,251
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Interim Financial Data, Basis of Presentation:
   Interim Financial Data
     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Cumulus Media Inc. (the “Company”) and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for a fair statement of results of the interim periods have been made and such adjustments were of a normal and recurring nature. The results of operations and cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results of operations or cash flows that can be expected for any other interim period or for the fiscal year ending December 31, 2011.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation, contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.
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
     ASU 2011-04. In May 2011, the FASB issued an amendment for measuring fair value. The amendment clarifies the FASB’s intent about the application of existing fair value measurement requirements and expands the disclosures for fair value measurements. Expanded disclosures are required for fair value measurements categorized within Level 3 of the fair value hierarchy. Additional disclosures are also required for nonfinancial assets that differ from the asset’s highest and best use when measured at fair value or when its fair value is measured on the basis of its highest and best use as well as the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. The amendments are effective for interim and annual periods beginning after December 15, 2011 and are not expected to have a material impact on the Company’s financial statements.

2. Acquisitions and Dispositions
     2011 Acquisitions
     Ann Arbor, Battle Creek and Canton Asset Exchange
     On February 18, 2011, the Company completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, the Company acquired eight of Clear Channel’s radio stations located in Ann Arbor and Battle Creek, Michigan in exchange for the Company’s radio station in Canton, Ohio. The Company disposed of two of the Battle Creek stations simultaneously with the closing of the transaction to comply with the Federal Communications Commission’s (“FCC”) broadcast ownership limits; WBCK-AM was placed in a trust for the sale of the station to an unrelated third party and WBFN-AM was donated to Family Life Broadcasting System. The transaction was accounted for as a business combination in accordance with FASB’s guidance. The fair value of the assets acquired in the exchange was $17.4 million (refer to the table below for the purchase price allocation). The Company incurred approximately $0.2 million in acquisition costs related to this transaction and expensed them as incurred through earnings within corporate, general and administrative expense. The $4.3 million of goodwill identified in the purchase price allocation below is deductible for tax purposes. The results of operations for the Ann Arbor and Battle Creek stations acquired, which were not material, have been included in the Company’s statements of operations since 2007 when the Company entered into a local marketing agreement (“LMA”) with Clear Channel to manage the stations. Prior to the asset exchange, the Company did not have any preexisting relationship with Clear Channel with regard to the Canton, Ohio market.
     In conjunction with the transactions, the Company recorded a net gain of $15.3 million, which is included in gain on exchange of assets or stations in the accompanying statements of operations.
     The table below summarizes the final purchase price allocation (dollars in thousands):

Allocation	Amount
Fixed assets	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	$17,394
Less: Carrying value of Canton station	(2,116)

Gain on asset exchange	$15,278

     Acquisition of Cumulus Media Partners, LLC
     On August 1, 2011, the Company completed its previously announced acquisition of the 75.0% of the equity interests of Cumulus Media Partners, LLC (“CMP”) that it did not then own. For additional information about this acquisition, see Note 14, “Subsequent Event.”
     Pending Acquisition
     On March 9, 2011, the Company entered into an Agreement and Plan of Merger (the “Citadel Merger Agreement”) with Citadel Broadcasting Corporation (“Citadel”), Cumulus Media Holdings Inc. (f/k/a Cadet Holding Corporation), a direct wholly-owned subsidiary of the Company (“Holdco”), and Cadet Merger Corporation, an indirect wholly-owned subsidiary of the Company (“Merger Sub”).
     Pursuant to the Citadel Merger Agreement, at the closing, Merger Sub will merge with and into Citadel, with Citadel surviving the merger as an indirect wholly-owned subsidiary of the Company (the “Citadel Acquisition”). At the effective time of the Citadel Acquisition, each outstanding share of common stock of Citadel will be cancelled and converted automatically into the right to receive, at the election of the holder (subject to certain limitations set forth in the Citadel Merger Agreement), (i) $37.00 in cash, (ii) 8.525 shares of Cumulus Media Inc. common stock, or (iii) a combination thereof (the “Citadel Acquisition Consideration”). Additionally, in connection with and prior to the closing of the Citadel Acquisition, (i) each outstanding unvested option to acquire shares of Citadel common stock issued under Citadel’s equity incentive plan will automatically vest, and all outstanding options at the effective time of this Citadel Acquisition will be deemed exercised pursuant to a cashless exercise, with the resulting net number of Citadel shares to be converted into the right to receive the Citadel Acquisition Consideration, and (ii) each outstanding warrant to purchase Citadel common stock will become exercisable for the Citadel Acquisition Consideration, subject to any applicable FCC limitations. Holders of unvested restricted shares of Citadel common stock will be eligible to receive the Citadel Acquisition Consideration for their shares pursuant to the original vesting schedule for such shares. Elections by Citadel stockholders are subject to adjustment such that the maximum number of shares of the Company’s common stock that may be issued in the Citadel Acquisition is 151,485,282 and the maximum amount of cash payable by us in the Citadel Acquisition is $1,408,728,600.
     Consummation of the Citadel Acquisition is subject to various customary closing conditions. These include, but are not limited to, (i) regulatory approval by the FCC (ii) requisite stockholder approvals, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and (iv) the absence of any material adverse effect on Citadel or the Company. The Company currently anticipates that the Citadel Acquisition will be completed prior to the end of 2011.
     The actual timing of the completion of the pending Citadel Acquisition will depend upon a number of factors, including the various conditions set forth in the transaction agreement. There can be no assurance that the Citadel Acquisition will be consummated or that, if the transaction is consummated, the timing or terms thereof will be as described herein and as presently contemplated.
     2010 Acquisitions
     The Company did not complete any material acquisitions or dispositions during the six months ended June 30, 2010.
3. Derivative Financial Instruments
     The Company’s derivative financial instruments are as follows:
May 2005 Option
     In May 2005, the Company entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company for two years, from March 13, 2009 through March 13, 2011.
     The May 2005 Option was exercised on March 11, 2009. This instrument was not highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company deemed it speculative, and accounted for changes in the May 2005 Option’s value as a current element of interest expense. The May 2005 Option expired on March 13, 2011. The balance sheets as of June 30, 2011 and December 31, 2010 reflect current liabilities of $0.0 million and $3.7 million, respectively, to include the fair value of the May 2005 Option. The Company reported interest income of $0.0 million and $3.7 million, inclusive of the fair value adjustment during the three and six months ended June 30, 2011, respectively. Additionally for the three and six months ended June 30, 2010, the Company reported $3.5 million and $5.4 million in interest expense, respectively.
     The Company does not utilize financial instruments for trading or other speculative purposes.
   Green Bay Option
     On April 10, 2009 (the “Acquisition Date”), Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits from managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that would allow it to require the Company to purchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a liability offsetting the gain at the Acquisition Date with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” fair value measurement). The fair value represents an estimate of the net amount that the Company would be required to pay if the Green Bay Option was transferred to another party as of the date of the valuation (see Note 4, “Fair Value Measurements”).

     The following table sets forth the location and fair values of derivatives in the unaudited condensed consolidated balance sheets:
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Condensed Consolidated Balance Sheets (dollars in thousands)

		Fair Value
	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$9,274	$8,030
May 2005 Option	Other current liabilities	—	3,683

	Total	$9,274	$11,713

     The location and fair values of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table:
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Condensed Consolidated Statements of Operations (dollars in thousands)

		Amount of (Expense) Income
		Recognized on Derivatives
	Statement of	For the Three Months	For the Six Months
Derivative Instruments	Operations Location	Ended June 30, 2011	Ended June 30, 2011
Green Bay Option	Realized loss on derivative instrument	$(1,204)	$(1,244)
May 2005 Option	Interest expense	—	3,683

	Total	$(1,204)	$2,439
	-
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
     Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 were as follows (dollars in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Liabilities:
Other current liabilities
Green Bay Option (1)	$9,274	$—	$—	$9,274

Total liabilities	$9,274	$—	$—	$9,274

(1)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 fair value measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.

     The reconciliation below contains the components of the change in fair value associated with the Green Bay Option as of June 30, 2011 (dollars in thousands):

Description	Green Bay Option

Fair value balance at December 31, 2010	$8,030
Add: Mark to market fair value adjustment	1,244

Fair value balance at June 30, 2011	$9,274

     To estimate the fair value of the Green Bay Option, the Company used a Black-Scholes valuation model. The significant inputs for the valuation model include the following:
•	total term of 2.2 years;
•	volatility rate of 35.7%;
•	annual dividend rate of 0.0%;
•	discount rate of 0.5%; and
•	market value of Green Bay station of $7.0 million.
     The carrying values of receivables, payables, and accrued expenses approximate their respective fair values due to the short maturity of these instruments.
     The following table shows the gross amount and fair value of the Company’s term loan and 7.75% Senior Notes due 2019 (the “Notes”) (dollars in thousands):

	June 30, 2011	December 31, 2010

Carrying value of senior notes	$610,000	$—
Carrying value of term loan	$—	$593,755
Fair value of total debt	$588,650	$547,850
     The Company used the trading price of 96.5% to calculate the fair value of the Notes as of June 30, 2011 in the above table.
5. Investment in Affiliate
     In connection with the October 31, 2005 formation of, and in exchange for its 25.0% ownership interest in, CMP, the Company contributed to CMP four radio stations (including related licenses and assets) in the Houston, Texas and Kansas City, Missouri markets with a book value of approximately $71.6 million, and approximately $6.2 million in cash. The Company recognized a gain of $2.5 million from the transfer of assets to CMP. In addition, upon consummation of the CMP acquisition, the Company received a payment of approximately $3.5 million as consideration for advisory services provided in connection with the CMP acquisition. The Company recorded the payment as a reduction in its investment in CMP. The table below presents summarized financial statement data related to CMP (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Income Statement Data:
Revenues	$88,007	$90,624
Operating expenses	50,132	59,322
Net income	8,349	9,741
Balance Sheet Data:
Assets	414,063	459,414
Liabilities	822,755	885,999
Shareholders’ deficit	(408,692)	(426,585)
     The Company’s investment in CMP is accounted for under the equity method of accounting. At June 30, 2011, the Company’s proportionate share of the value of its affiliate losses exceeded the value of its investment in CMP. In addition, the Company has no contractual obligation to fund the losses of CMP. As a result, the Company has no exposure to loss as a result of its ownership interest in CMP.
     Concurrent with the October 31, 2005 formation of CMP, the Company entered into a management agreement with a subsidiary of CMP pursuant to which the Company’s personnel manage the operations of CMP’s subsidiaries. The agreement provides for the Company to receive, on a quarterly basis, a management fee that is approximately 4.0% of the subsidiary of CMP’s annual EBITDA or $4.0 million, whichever is greater. For each of the three and six months ended June 30, 2011 and 2010, the Company recorded as net revenues approximately $1.0 million and $2.0 million in management fees, respectively, from CMP.
     On August 1, 2011, the Company completed its previously announced acquisition of CMP to acquire the remaining 75.0% of the equity interests of CMP that it did not own. See Note 14, “Subsequent Event” for further discussion.
6. Long-Term Debt
     The Company’s long-term debt consisted of the following as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011	December 31, 2010
Senior notes due 2019	$610,000	$—
Term loan	—	593,754
Less: Debt discount	—	(2,746)
Less: Current portion of long-term debt	—	(15,165)

Long-term debt, net of debt discount	$610,000	$575,843

   2011 Refinancing
     As a part of its refinancing transactions in connection with its pending acquisitions of CMP and Citadel, on May 13, 2011, the Company completed its offering of the Notes. Proceeds from the sale of the Notes were used, among other things, to repay the $575.8 million outstanding under the term loan facility under the credit agreement governing the Company’s senior secured credit facilities (the “2006 Credit Agreement”).
     Interest on the Notes is payable on each May 1 and November 1, commencing November 1, 2011. The Notes mature on May 1, 2019.
     The Company may redeem all or part of the Notes at any time on or after May 1, 2015. At any time prior to May 1, 2014, the Company may also redeem up to 35.0% of the Notes using the proceeds from certain equity offerings. At any time prior to May 1, 2015, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. Further, if the Citadel Merger Agreement is terminated without consummation of the Citadel Acquisition and neither CMP nor any of its subsidiaries has become a restricted subsidiary under the indenture governing the Notes, during each 12-month period commencing on the date of such termination to the third anniversary of such termination date or such earlier time as CMP or any of its subsidiaries becomes a restricted subsidiary under such indenture, the Company may redeem up to 10.0% of the original aggregate principal amount of the Notes at a redemption price of 103.0%. If the Company sells certain assets or experiences specific kinds of changes in control, the Company will be required to make an offer to purchase the Notes.

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
     In connection with the 2011 refinancing transactions the Company capitalized $17.5 million in costs during the three months ended June 30, 2011.
   2006 Credit Agreement
     In connection with the completion of the offering of Notes, effective May 13, 2011 the Company entered into the Fifth Amendment to the 2006 Credit Agreement. The Fifth Amendment provided the Company the ability to complete the offering of Notes, provided that proceeds therefrom were used to repay in full the term loans outstanding under the 2006 Credit Agreement. In addition, the Fifth Amendment, among other things, (i) provides for an incremental term loan facility of up to $200.0 million, which may only be accessed to repurchase Notes under certain circumstances, (ii) replaced the total leverage ratio in the 2006 Credit Agreement with a secured leverage ratio, and (iii) amended certain definitions in the 2006 Credit Agreement to facilitate the Company’s ability to complete the offering of Notes.
     The 2006 Credit Agreement currently provides for a revolving credit facility of $20.0 million, of which no amounts were outstanding as of June 30, 2011.
     The Company’s obligations under the 2006 Credit Agreement are collateralized by substantially all of its assets in which a security interest may lawfully be granted (including FCC licenses held by its subsidiaries), including, without limitation, intellectual property and all of the capital stock of the Company’s direct and indirect subsidiaries. At June 30, 2011, the Company’s obligations under the 2006 Credit Agreement were guaranteed by all of its subsidiaries.
     The 2006 Credit Agreement contains terms and conditions customary for financing arrangements of this nature. The revolving credit facility will mature on June 7, 2012. As of June 30, 2011, the Company was in compliance with all of its required covenants.
     During the quarter ended March 31, 2011, the Company made an Excess Cash Flows Payment (as defined in the 2006 Credit Agreement) under the 2006 Credit Agreement in an amount equal to $9.3 million and principal payments in an amount equal to $8.7 million.
7. Stock Based Compensation
     During the three months ended June 30, 2011, the Company granted 23,000 shares of time-vesting restricted Class A common stock, with an aggregate fair value on the date of grant of $0.1 million, or $4.43 per share, to the non-employee directors of the Company.
     During the first quarter of 2011, the Company granted Mr. L. Dickey 160,000 shares of performance-based vesting restricted Class A common stock and 160,000 shares of time-vesting restricted Class A common stock. The fair value on the date of grant of both of these awards was $1.6 million, or $4.87 per share. In addition, also during the first quarter of 2011, the Company granted 170,000 shares of time-vesting Class A common stock, with an aggregate fair value on the date of grant of $0.8 million, or $4.87 per share, to certain officers (other than Mr. L. Dickey) of the Company.
     For the three and six months ended June 30, 2011, the Company recognized approximately $0.6 million and $1.2 million, respectively in non-cash stock based compensation expense.

8. Earnings per Share (“EPS”)
     For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company determined that it was appropriate to allocate undistributed net income between Class A, Class B and Class C common stock on an equal basis as the Company’s charter provided that the holders of Class A, Class B and Class C common stock have equal rights and privileges except with respect to voting on certain matters.
     Non-vested restricted shares of Class A common stock awarded contain non-forfeitable dividend rights and are therefore considered a participating security for purposes of calculating EPS. The two-class method of computing earnings per share is required for companies with participating securities. Under this method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Because the Company has not historically paid dividends, earnings are allocated to each participating security and common share equally. The following table sets forth the computation of basic and diluted income per common share for the three and six months ended June 30, 2011 and 2010 (amounts in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic Earnings Per Share
Numerator:
Undistributed net income	$1,341	$12,304	$17,460	$12,160
Participation rights of unvested restricted stock in undistributed earnings	56	495	704	444

Basic undistributed net income — attributable to common shares	$1,285	$11,809	$16,756	$11,716

Denominator:
Basic weighted average common shares outstanding	40,762	40,327	40,668	40,297

Basic Earnings Per Share — attributable to common shares	$0.03	$0.29	$0.41	$0.29

Diluted Earnings Per Share:
Numerator:
Undistributed net income	$1,341	$12,304	$17,460	$12,160
Participation rights of unvested restricted stock in undistributed earnings	55	482	687	434

Basic undistributed net income — attributable to common shares	$1,286	$11,822	$16,773	$11,726

Denominator:
Basic weighted average shares outstanding	40,762	40,327	40,668	40,297
Effect of dilutive options and warrants (1)	1,022	1,141	1,058	957

Diluted weighted average shares outstanding	41,784	41,468	41,726	41,254

Diluted Earnings Per Share — attributable to common shares	$0.03	$0.29	$0.40	$0.28

(1)	For the three and six months ended June 30, 2011, options to purchase 184,995 shares and 206,520 shares, respectively, of common stock, were outstanding but excluded from the EPS calculation because the exercise prices of the options were equal to or exceeded the average share price for the period and, as a result, the inclusion of such options would have been antidilutive. For each of the three and six months ended June 30, 2010, options to purchase 1,955,024 shares of common stock were outstanding but excluded from the EPS calculation because the exercise prices of the options were equal to or exceeded the average share price for the period and, as a result, the inclusion of such options would have been antidilutive. Additionally, for the three and six months ended June 30, 2011 and 2010, the Company excluded from the EPS calculation certain warrants because including the warrants would have been antidilutive.

     The Company has issued to key executives and employees shares of restricted stock and options to purchase shares of common stock as part of the Company’s stock incentive plans. At June 30, 2011, the following restricted stock and stock options to purchase the following classes of common stock were issued and outstanding:

June 30, 2011
Restricted shares of Class A Common Stock	1,776,226
Options to purchase Class A Common Stock	785,009
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
     On December 11, 2008, Qantum Communications (“Qantum”) filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star Broadcasting, Inc. (“Star”), which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortiously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). On February 27, 2011, the Company entered into a settlement agreement with Star. In connection with the settlement regarding the since-terminated attempt to purchase WTKE, the Company recorded $7.8 million in costs associated with a terminated transaction in the consolidated statement of operations for the year ended December 31, 2010, that are payable in 2011. As of June 30, 2011, the Company has made $4.0 million in payments.
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
     On March 14, 2011, Citadel, its board of directors and Cumulus Media were named in a putative stockholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Citadel stockholder. On March 23, 2011, these same defendants, as well as Holdco and Merger Sub, were named in a second putative stockholder class action complaint filed in the same court by another purported Citadel stockholder. The complaints allege that Citadel’s directors breached their fiduciary duties by approving the merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleges that Citadel’s directors breached their fiduciary duties by allegedly withholding material information relating to the merger. The two complaints further allege that Citadel and Cumulus Media aided and abetted the Citadel directors’ alleged breaches of fiduciary duties, and the complaint filed in the second action alleges, additionally, that Holdco and Merger Sub aided and abetted these alleged breaches of fiduciary duties. The complaints seek, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the merger, rescission of the merger, attorneys’ fees, and such other relief as the court deems just and proper. The complaint filed in the second action also seeks rescissory damages. On June 23, 2011, the court consolidated the two Nevada actions and appointed lead counsel. On July 29, 2011, lead counsel filed a Notice of Voluntary Dismissal dismissing the claims of one of the two Nevada plaintiffs against all the defendants without prejudice, because the plaintiff no longer had standing to pursue claims on his own behalf or on behalf of the putative class. The claims of the putative class have not yet been dismissed.
     On May 6, 2011, two purported common stockholders of Citadel filed a putative class action complaint against Citadel, its board of directors, Cumulus Media, Holdco, and Merger Sub in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”). On July 19, 2011, the plaintiffs in the Delaware action filed an amended complaint alleging that Citadel’s directors breached their fiduciary duties to Citadel’s stockholders by approving the merger for allegedly inadequate consideration, following an allegedly unfair sale process, and by failing to disclose material information related to the merger. The amended complaint further alleges that Citadel, Cumulus Media, Holdco, and Merger Sub aided and abetted these alleged fiduciary breaches. The complaint seeks, among other things, an order enjoining the merger, a declaration that the action is properly maintainable as a class action, and rescission of the merger agreement, as well as attorneys’ fees and costs. Also on July 19, 2011, the plaintiffs in the Delaware action filed a Motion for Expedited Proceedings. On July 20, 2011, the plaintiffs in the Delaware action filed a Motion for Preliminary Injunction, seeking an order preliminarily enjoining the merger. On August 1, 2011, the plaintiffs in the Delaware action filed a Notice of Dismissal pursuant to Court of Chancery Rule 41(a)(1)(i) dismissing their claims against all the defendants without prejudice. On August 3, 2011, the plaintiffs in the Delaware action filed a revised notice and proposed Order of Dismissal pursuant to Rule 41(a)(1)(i) seeking dismissal of their claims against all defendants without prejudice. This Order of Dismissal was granted on August 5, 2011, dismissing all claims.
     Each of Cumulus Media and Citadel is obliged under certain circumstances to indemnify and hold harmless each of their respective directors and officers from and against any and all claims and liabilities to which such director or officer shall have become subject by reason of being a director or officer, to the full extent permitted under Delaware law. An adverse outcome in this lawsuit could prevent or delay the consummation of the merger and result in substantial costs to Citadel and/or Cumulus Media. It is also possible that other similar lawsuits may be filed in the future. Neither Cumulus Media nor Citadel can reasonably estimate any possible loss from current or future litigation.
     The Company is also a defendant from time to time in various other lawsuits, which are generally incidental to its business. The Company is vigorously contesting such lawsuits and believes that their ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
10. Restricted Cash
     The Company is required to secure the maximum exposure generated by automated clearing house transactions in its operating bank accounts as dictated by the Company’s bank’s internal policies with respect to cash. As of June 30, 2011, the Company’s balance sheet included approximately $0.6 million in restricted cash related to the automated clearing house transactions.
11. Variable Interest Entities (“VIE”)
     At June 30, 2011, the Company had an investment in CMP, which the Company accounts for using the equity method and which the Company has determined to be a VIE that is not subject to consolidation because the Company is not deemed to be the primary beneficiary. The Company cannot make unilateral management decisions affecting the long-term operational results of CMP, as all such decisions require approval by the CMP board of directors. Additionally, although the Company operates CMP’s business pursuant to a management agreement, one of the other equity holders has the unilateral right to remove the Company as manager of CMP with 30 days’ notice. The Company concluded that this ability to unilaterally terminate CMP’s management agreement with the Company resulted in a substantive “kick out” right, thereby precluding the Company from being designated as the primary beneficiary with respect to its interest in CMP.
     As of June 30, 2011, the Company’s proportionate share of its affiliate losses exceeded the value of its investment in CMP. In addition, the Company has no contractual obligation to fund the losses of CMP. As a result, the Company had no exposure to loss from its investment in CMP. The Company has not provided and does not intend to provide any financial support, guarantees or commitments for or on behalf of CMP. Additionally, the Company’s balance sheet as of June 30, 2011 does not include any assets or liabilities related to its interest in CMP (see Note 5, “Investment in Affiliate”).
     On January 31, 2011, the Company entered into an agreement to acquire the remaining 75.0% of the equity interests in CMP that it did not own. The Company completed its previously announced acquisition of CMP on August 1, 2011 (see Note 14, “Subsequent Event”).

12. Intangible Assets and Goodwill
     The following tables present the changes in intangible assets and goodwill during the periods ended December 31, 2010 and June 30, 2011 and balances as of such dates (dollars in thousands):

	Indefinite Lived	Definite Lived	Total
Intangible Assets:
Balance as of December 31, 2009	$160,801	$579	$161,380

Acquisition	230	—	230
Amortization	—	(201)	(201)
Impairment	(629)	—	(629)
Reclassifications	16	174	190

Balance as of December 31, 2010	$160,418	$552	$160,970

Acquisition	11,355	77	11,432
Disposition	(1,533)	(83)	(1,616)
Amortization	—	(41)	(41)

Balance as of June 30, 2011	$170,240	$505	$170,745

	2011	2010
Balance as of January 1:
Goodwill	$285,820	$285,820
Accumulated impairment losses	(229,741)	(229,699)

Subtotal	56,079	56,121
Goodwill acquired during the year	4,343	—
Balance as of June 30:
Goodwill	290,163	285,820
Accumulated impairment losses	(229,741)	(229,699)

Total	$60,422	$56,121

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
13. Related Party
     During the third quarter of 2010, the Company entered into a management agreement with DM Luxury, LLC (“DM Luxury”). DM Luxury is 50.0% owned by Dickey Publishing, Inc. and Dickey Media Investments, LLC, each of which is partially owned by Mr. L. Dickey. Pursuant to the agreement with DM Luxury, the Company provides back office shared services, such as finance, accounting, treasury, internal audit, use of corporate headquarters, legal, human resources, risk management and information technology for an annual management fee equal to the greater of $0.5 million and 5.0% of DM Luxury’s adjusted EBITDA on an annual basis. The Company recorded $0.1 million and $0.3 million of revenues from this agreement during the three and six months ended June 30, 2011, respectively.
14. Subsequent Event
     On August 1, 2011, the Company completed the previously announced acquisition of the remaining 75.0% of the equity interests of CMP that it did not already own. In connection with this acquisition, Cumulus issued 9,945,714 shares of its common stock to affiliates of the three private equity firms that had collectively owned 75.0% of CMP — Bain Capital Partners, LLC (“Bain”), The Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners, L.P. (“THL”). Blackstone received 3.3 million shares of Cumulus’ Class A common stock and, in accordance with Federal Communications Commission broadcast ownership rules, Bain and THL each received 3.3 million shares of a new authorized Class D non-voting common stock. Cumulus has owned the remaining 25.0% of CMP’s equity interests since Cumulus, together with Bain, Blackstone and THL, formed CMP in 2005. Pursuant to a management agreement, the Company has operated CMP’s business since 2006. Also in connection with the acquisition, currently outstanding warrants to purchase common stock of a subsidiary of CMP were amended to instead become exercisable for up to 8,267,968 shares of common stock of Cumulus. For certain financial information of CMP, see Note 5, “Investment in Affiliate.”
     Due to the timing of the closing, the Company was unable to complete the purchase accounting associated with the CMP acquisition as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
   General
     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial or strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds, Federal Communications Commission (“FCC”) and other regulatory approvals of pending acquisitions, our inability to renew one or more of our broadcast licenses, changes in interest rates, our ability to consummate any pending acquisitions, the timing, costs and synergies resulting from the integration of acquisitions, our ability to eliminate certain costs, the management of rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events and our ability to generate revenue from new sources, including technology-based initiatives. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
   Operating Overview
     We are currently the second largest radio broadcasting company in the United States based on the number of stations owned or managed. As of June 30, 2011, we owned or managed 312 radio stations (including under LMAs) in 60 mid-sized United States media markets and operated 34 radio stations in eight markets, including San Francisco, Dallas, Houston and Atlanta that are owned by Cumulus Media Partners, LLC (“CMP”). We also provided sales and marketing services to 9 radio stations in the United States under LMAs. At June 30, 2011, we owned and managed, directly or through our investment in CMP, a total of 346 FM and AM radio stations in 68 mid- and large-sized markets throughout the United States.
   CMP Acquisition
     On August 1, 2011, we completed the previously announced acquisition of the remaining 75.0% of the equity interests of CMP that we did not already own. In connection with this acquisition, we issued 9,945,714 shares of our common stock to affiliates of the three private equity firms that had collectively owned 75.0% of CMP — Bain Capital Partners, LLC (“Bain”), The Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners, L.P. (“THL”). Blackstone received 3.3 million shares of our Class A common stock and, in accordance with FCC broadcast ownership rules, Bain and THL each received 3.3 million shares of a new authorized Class D non-voting common stock. We have owned the remaining 25.0% of CMP’s equity interests since, together with Bain, Blackstone and THL, we formed CMP in 2005. Pursuant to a management agreement, we have operated CMP’s business since 2006. Also in connection with the acquisition, currently outstanding warrants to purchase common stock of a subsidiary of CMP were amended to instead become exercisable for up to 8,267,968 shares of our common stock.
     The table below presents summarized financial statement data related to CMP (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Income Statement Data:
Revenues	$88,007	$90,624
Operating expenses	50,132	59,322
Net income	8,349	9,741
Balance Sheet Data:
Assets	414,063	459,414
Liabilities	822,755	885,999
Shareholders’ deficit	(408,692)	(426,585)

   Liquidity Considerations
     Historically, our principal needs for funds have been acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A common stock, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters including, but not limited to, expected capital expenditures associated with implementing HD Radiotm technology and to complete our pending acquisition of Citadel Broadcasting Corporation (“Citadel”), as well as expenses relating to the integration of Citadel and CMP into our company.
     Our principal sources of funds historically have been cash flow from our operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided.
     Overall, we have forecasted modest growth for the radio industry for the remainder of 2011. Though we anticipate a continuing recovery in automotive advertising and continued broad-based increases across many key local advertising categories, these gains will likely be offset by the absence of robust political advertising spending experienced in the second half of 2010.
     In connection with the August 1, 2011 completion of the acquisition of CMP and our pending acquisition of Citadel (the “Citadel Acquisition”), we have obtained commitments for up to $500.0 million in equity financing and commitments for up to $2.415 billion in senior secured credit facilities from a number of financing sources, which is expected to be used to pay the cash portion of the purchase price in the Citadel Acquisition, and effect a refinancing of the then-outstanding indebtedness of each of us, CMP and Citadel. As a part of the overall refinancing transactions being undertaken, and expected to be undertaken, in connection with these acquisitions, on May 13, 2011, we completed the issuance of $610.0 million of 7.75% senior notes due 2019 (the “Notes”). We used proceeds from the issuance of Notes to repay in full all amounts outstanding under the term loan facility under the credit agreement governing our senior secured facilities (the “2006 Credit Agreement”). We believe that all of these actions will contribute to a more efficient capital structure for us in the long-term.
     In connection with the completion of the offering of the Notes, we entered into a fifth amendment to the 2006 Credit Agreement, dated as of April 29, 2011 and effective as of May 13, 2011 (the “Fifth Amendment”). The Fifth Amendment provided us the ability to complete the offering of Notes, provided that proceeds therefrom were used to repay in full the term loans outstanding under the 2006 Credit Agreement. In addition, the Fifth Amendment, among other things, (i) provides for an incremental term loan facility of up to $200.0 million, which may only be accessed to repurchase Notes under certain circumstances, (ii) replaced the total leverage ratio in the 2006 Credit Agreement with a secured leverage ratio, and (iii) amended certain definitions in the 2006 Credit Agreement to facilitate our ability to complete the offering of Notes.
     We have assessed the current and expected implications of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of June 30, 2011, that cash on hand, cash expected to be generated from operating activities, borrowing availability under the 2006 Credit Agreement and, in connection with the Citadel Acquisition, availability under replacement credit facilities and from related equity financing commitments, as well as, if necessary, any further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, completion of pending and other potential acquisitions and repurchases of securities and other debt obligations through June 30, 2012. However, given the uncertainty of our markets’ cash flows, the quality of our accounts receivable, pending litigation, the uncertain timing of the completion of the Citadel acquisition and the need to execute definitive documentation with respect to the equity and debt commitments entered into in connection with the Agreement and Plan of Merger (the “Citadel Merger Agreement”) entered into with Citadel, no assurances can be provided in this regard.
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

     Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $7.6 million and $8.4 million in the six months ended June 30, 2011 and 2010, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 79.8% and 86.7% of our total revenues during the six months ended June 30, 2011 and 2010, respectively.
     Our advertising revenues vary by quarter throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter produced the lowest revenues during the last twelve month period as advertising generally declines following the winter holidays. The second and fourth calendar quarters are expected to produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives.
     Our most significant station operating expenses are employee salaries and commissions, programming expenses, advertising and promotional expenditures, technical expenses, and general and administrative expenses. We strive to control these expenses by working closely with local market management. The performance of radio station groups, such as ours, is customarily measured by the ability to generate Station Operating Income. Station Operating Income is not a measure of performance calculated in accordance with GAAP and should not be considered in isolation or as a substitute for net income, operating income (loss), cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to the most directly comparable financial measure calculated and presented in accordance with GAAP, which follows in this section.
   Results of Operations
     Analysis of the Condensed Consolidated Statements of Operations. The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	For the Three Months
	Ended June 30,		2011 vs 2010
	2011	2010	$ Change	% Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$69,178	$69,739	$(561)	-0.8%
Station operating expenses (excluding depreciation, amortization and LMA fees)	39,158	40,416	(1,258)	-3.1%
Depreciation and amortization	1,889	2,391	(502)	-21.0%
LMA fees	560	364	196	53.8%
Corporate general and administrative expenses (including non-cash stock compensation expense)	9,139	5,079	4,060	79.9%
Gain on exchange of assets or stations	(120)	—	(120)	**
Realized loss on derivative instrument	1,205	480	725	151.0%

Operating income	17,347	21,009	(3,662)	-17.4%
Interest expense, net	(9,178)	(7,313)	(1,865)	25.5%
Losses on early extinguishment of debt	(4,366)	—	(4,366)	**
Other expense, net	(92)	(28)	(64)	228.6%
Income tax expense	(2,370)	(1,364)	(1,006)	73.8%

Net income	$1,341	$12,304	$(10,963)	-89.1%

OTHER DATA:
Station Operating Income (1)	$30,020	$29,323	$697	2.4%
Station Operating Income margin (2)	43.4%	42.0%	**	1.4%

	For the Six Months
	Ended June 30,		2011 vs 2010
	2011	2010	$ Change	% Change

STATEMENT OF OPERATIONS DATA:
Net revenues	$127,037	$126,097	$940	0.7%
Station operating expenses (excluding depreciation, amortization and LMA fees)	76,713	80,343	(3,630)	-4.5%
Depreciation and amortization	4,012	4,908	(896)	-18.3%
LMA fees	1,141	893	248	27.8%
Corporate general and administrative expenses (including non-cash stock compensation expense)	17,271	9,144	8,127	88.9%
Gain on exchange of assets or stations	(15,278)	—	(15,278)	**
Realized loss on derivative instrument	1,244	1,064	180	16.9%

Operating income	41,934	29,745	12,189	41.0%
Interest expense, net	(15,496)	(16,142)	646	-4.0%
Losses on early extinguishment of debt	(4,366)	—	(4,366)	**
Other expense, net	(93)	(81)	(12)	14.8%
Income tax expense	(4,519)	(1,362)	(3,157)	231.8%

Net income	$17,460	$12,160	$5,300	43.6%

OTHER DATA:
Station Operating Income (1)	$50,324	$45,754	$4,570	10.0%
Station Operating Income margin (2)	39.6%	36.3%	**	3.3%

**	Calculation is not meaningful.

(1)	Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation expense, corporate, general and administrative expenses, any gain on exchange of assets or stations, and any realized loss on derivative instruments. Station Operating Income is not a measure of performance calculated in accordance with GAAP. Station Operating Income should not be considered in isolation or as a substitute for net income (loss), operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Station Operating Income to its most directly comparable financial measure calculated and presented in accordance with GAAP, below under “Station Operating Income.”

(2)	Station Operating Income margin is defined as Station Operating Income as a percentage of net revenues.
     Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010
     Net Revenues. Net revenues for the three months ended June 30, 2011 decreased $0.5 million, or 0.8%, to $69.2 million compared to $69.7 million for the three months ended June 30, 2010. This decline was primarily attributable to a reduction in political advertising in the second quarter of 2011.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses for the three months ended June 30, 2011 decreased $1.2 million, or 3.1%, to $39.2 million, compared to $40.4 million for the three months ended June 30, 2010. This decrease is primarily due to a reduction in fixed sales expenses resulting from the restructuring of a major vendor contract in December 2010.
     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2011 decreased $0.5 million, or 21.0%, to $1.9 million, compared to $2.4 million for the three months ended June 30, 2010, resulting from a decrease in our asset base due to assets becoming fully depreciated.
     LMA Fees. LMA fees for the three months ended June 30, 2011 increased $0.2 million, or 53.8%, to $0.6 million, compared to $0.4 million for the three months ended June 30, 2010. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Green Bay, Wisconsin, and Battle Creek, Michigan. The increase in 2011 is primarily due to contractual increases in the annual fees.
     Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses, including non-cash stock compensation expense for the three months ended June 30, 2011, increased $4.0 million, or 79.9%, to $9.1 million, compared to $5.1 million for the three months ended June 30, 2010. This increase is primarily due to an increase of $3.5 million in one-time costs associated with the acquisition of CMP and the pending merger with Citadel. We also experienced an increase of $0.4 million in corporate salaries and related expenses, and an increase of $0.1 million attributable to investments in new digital initiatives.
     Realized Loss on Derivative Instrument. Realized loss on derivative instrument for the three months ended June 30, 2011 increased $0.7 million, or 151.0%, to $1.2 million compared to $0.5 million for the three months ended June 30, 2010, due to the fair value adjustment of the Green Bay Option.
     Interest Expense, net. Total interest expense, net of interest income, for the three months ended June 30, 2011 increased $1.9 million, or 25.5%, to $9.2 million compared to $7.3 million for the three months ended June 30, 2010. Interest expense associated with outstanding debt increased by $2.0 million to $8.8 million as compared to $6.8 million in the prior year’s period. This increase was the result of our repayment of all existing term loan borrowings in May 2011, and subsequent issuance of longer term, fixed rate financing at a higher rate. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Three Months
	Ended June 30,		2011 vs 2010
	2011	2010	$ Change	% Change
Senior notes due 2019	$6,435	$—	$6,435	* *
Bank Borrowings – term loan and revolving credit facilities	2,350	6,755	(4,405)	-65.2%
Bank Borrowings yield adjustment – interest rate swap	—	3,695	(3,695)	* *
Change in fair value of interest rate option agreement	—	(3,454)	3,454	* *
Other interest expense	395	319	76	23.8%
Interest income	(2)	(2)	—	0.0%

Interest expense, net	$9,178	$7,313	$1,865	25.5%

**	Calculation is not meaningful.

     Loss on Early Extinguishment of Debt. For the three months ended June 30, 2011 we recorded $4.4 million in loss on early extinguishment of debt as a result of our debt refinancing in May 2011. There was not a similar extinguishment of debt during the three months ended June 30, 2010.
     Other Expense, net. Other expense, net of other income, for the three months ended June 30, 2011 increased $0.1 million to $0.1 million for the three months ended June 30, 2010.
     Income Taxes. We recorded income tax expense of $2.4 million for the three months ended June 30, 2011 compared to an expense of $1.4 million for the three months ended June 30, 2010. The change is primarily due to a $4.0 million increase in tax amortization of intangible assets in a deferred tax liability position and a $7.9 million increase in book gain on the asset exchange transaction with Clear Channel Communications, Inc. (“Clear Channel”), both resulting in an increase to our forecasted annual effective tax rate with a corresponding increase to tax expense.
     Station Operating Income. As a result of the factors described above, Station Operating Income for the three months ended June 30, 2011 increased $0.7 million, or 2.4%, to $30.0 million compared to $29.3 million for the three months ended June 30, 2010.
     Station Operating Income consists of operating income before depreciation and amortization, LMA fees, non-cash stock compensation expense, corporate, general and administrative expenses, any gain on exchange of assets or stations and any realized loss on derivative instruments. Station Operating Income should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP. We exclude depreciation and amortization due to the insignificant investment in tangible assets required to operate our stations and the relatively insignificant amount of intangible assets subject to amortization. We exclude LMA fees from this measure, even though they require a cash commitment, due to the insignificance and temporary nature of such fees. Corporate expenses, despite representing an additional significant cash commitment, are excluded in an effort to present the operating performance of our stations exclusive of the corporate resources employed. Finally, we exclude non-cash stock compensation expense, any gain on exchange of assets or stations and any realized loss on derivative instruments from the measure as they do not represent cash payments for activities related to the operation of the stations. We believe this is important to investors because it highlights the gross margin generated by our station portfolio.
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
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Three Months
	Ended June 30,		2011 vs 2010
	2011	2010	$ Change	% Change
Operating income	$17,347	$21,009	$(3,662)	-17.4%
Depreciation and amortization	1,889	2,391	(502)	-21.0%
LMA fees	560	364	196	53.8%
Non-cash stock compensation	598	561	37	6.6%
Corporate general and administrative	8,541	4,518	4,023	89.0%
Gain on exchange of assets or stations	(120)	—	(120)	* *
Realized loss on derivative instrument	1,205	480	725	151.0%

Station Operating Income	$30,020	$29,323	$697	2.4%

**	Calculation is not meaningful.
     Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010
     Net Revenues. Net revenues for the six months ended June 30, 2011 increased $0.9 million, or 0.7%, to $127.0 million compared to $126.1 million for the six months ended June 30, 2010. This is primarily due to increases in corporate revenue initiatives that were partially offset by reduced political advertising following the 2010 mid-term elections.
     Station Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Station operating expenses for the six months ended June 30, 2011 decreased $3.6 million, or 4.5%, to $76.7 million, compared to $80.3 million for the six months ended June 30, 2010. This decrease is primarily due to a reduction in fixed sales expenses resulting from the restructuring of a major vendor contract in December 2010.
     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2011 decreased $0.9 million, or 18.3%, to $4.0 million, compared to $4.9 million for the six months ended June 30, 2010, resulting from a decrease in our asset base due to assets becoming fully depreciated.
     LMA Fees. LMA fees totaled $1.1 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively. LMA fees in the current year were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Green Bay, Wisconsin, and Battle Creek, Michigan. The increase in 2011 is primarily due to contractual increases in the annual fees.
     Corporate, General and Administrative Expenses Including Non-cash Stock Compensation. Corporate, general and administrative expenses, including non-cash stock compensation expense for the six months ended June 30, 2011, increased $8.1 million, or 88.9%, to $17.2 million, compared to $9.1 million for the six months ended June 31, 2010. This increase was due to $5.4 million in costs associated with the acquisition of CMP and the pending merger with Citadel, $1.0 million in legal and other professional fees, $0.9 million in corporate salaries and related expenses, $0.7 million in non-cash stock compensation expense, and the remaining $0.4 million in general corporate overhead, including investments in new digital initiatives.
     Gain on Exchange of Assets or Stations. During the six months ended June 30, 2011, we completed an exchange transaction with Clear Channel to swap our Canton, Ohio radio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.3 million. We did not complete any such transactions in 2010.
     Realized Loss on Derivative Instrument. During the six months ended June 30, 2011 and 2010, we recorded charges of $1.2 million and $1.1 million, respectively, related to our recording of the fair value of the Green Bay Option.
     Interest Expense, net. Total interest expense, net of interest income, for the six months ended June 30, 2011 decreased $0.6 million, or 4.0%, to $15.5 million compared to $16.1 million for the six months ended June 30, 2010. Interest expense associated with outstanding debt increased by $1.3 million to $14.7 million as compared to $13.4 million in the prior year’s period. This increase was the result of our repayment of all existing term loan borrowings in May 2011, and subsequent issuance of longer term, fixed rate financing at a higher rate. However, this was partially offset by a decrease in interest expense of $2.0 million related to the May 2005 Option. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	For the Six Months
	Ended June 30,		2011 vs 2010
	2011	2010	$ Change	% Change
Senior notes due 2019	$6,435	$—	$6,435	* *
Bank Borrowings – term loan and revolving credit facilities	8,306	13,433	(5,127)	-38.2%
Bank Borrowings yield adjustment – interest rate swap	3,708	7,434	(3,726)	-50.1%
Change in fair value of interest rate option agreement	(3,680)	(5,367)	1,687	-31.4%
Other interest expense	731	646	85	13.2%
Interest income	(4)	(4)	—	0.0%

Interest expense, net	$15,496	$16,142	$(646)	-4.0%

**	Calculation is not meaningful.
     Income Taxes. We recorded income tax expense of $4.5 million for the six months ended June 30, 2011, compared to an expense of $1.4 million for the six months ended June 30, 2010. The change is primarily due to an increase in tax amortization of intangible assets in a deferred tax liability position and a $7.9 million increase in book gain on the asset exchange transaction with Clear Channel, both resulting in an increase to our forecasted annual effective tax rate with a corresponding increase to tax expense.
     Station Operating Income. As a result of the factors described above, Station Operating Income for the six months ended June 30, 2011 increased $4.6 million, or 10.0%, to $50.3 million compared to $45.8 million for the six months ended June 30, 2010.
     Reconciliation of Non-GAAP Financial Measure. The following table reconciles Station Operating Income to operating income as presented in the accompanying condensed consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	For the Six Months
	Ended June 30,		2011 vs 2010
	2011	2010	$ Change	% Change
Operating income	$41,934	$29,745	$12,189	41.0%
Depreciation and amortization	4,012	4,908	(896)	-18.3%
LMA fees	1,141	893	248	27.8%
Non-cash stock compensation	1,187	460	727	158.0%
Corporate general and administrative	16,084	8,684	7,400	85.2%
Gain on exchange of assets or stations	(15,278)	—	(15,278)	* *
Realized loss on derivative instrument	1,244	1,064	180	16.9%

Station Operating Income	$50,324	$45,754	$4,570	10.0%

**	Calculation is not meaningful.
Liquidity and Capital Resources
Liquidity Considerations
     Overall, we have forecasted modest growth for the radio industry for the remainder of 2011. Though we anticipate a continuing recovery in automotive advertising and continue broad-based increases across many key local advertising categories, these gains are expected to be offset by the absence of robust political advertising spending experienced in the second half of 2010.
     We currently have up to $20.0 million in revolving loan availability and an incremental term loan facility for up to $200.0 million under the 2006 Credit Agreement, subject to any limitations imposed by required compliance with the covenants thereof (see “—Liquidity Considerations” for further discussion).

Cash Flows provided by Operating Activities

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$20,322	$18,402
     For the six months ended June 30, 2011, net cash provided by operating activities increased $1.9 million as compared to the six months ended June 30, 2010. The increase was primarily due to a $3.5 million decrease in accounts receivable and prepaid expenses offset by an increase of $5.5 million in accounts payable and other liabilities due to the timing of certain payments.
Cash Flows used in Investing Activities

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Net cash used in investing activities	$(1,675)	$(1,224)
     For the six months ended June 30, 2011, net cash used in investing activities increased $0.5 million, primarily due to a $0.3 million increase in capital expenditures and a decrease of $0.2 million in proceeds received from the sale of assets or stations.
Cash Flows used in Financing Activities

	Six Months Ended
	June 30,
(Dollars in thousands)	2011	2010
Net cash used in financing activities	$(1,908)	$(21,374)
     For the six months ended June 30, 2011, net cash used in financing activities decreased $19.5 million, primarily due to the increased levels of repayment of debt in 2011 as compared to the same period in 2010, offset by the completion of our offering of the Notes in connection with our pending acquisitions of CMP (completed August 1, 2011) and Citadel. Proceeds from the sale of the Notes allowed us to repay $575.8 million outstanding under the term loan facility under the 2006 Credit Agreement as of May 13, 2011, in addition to the $18.0 million outstanding on borrowings paid down during the first quarter of 2011. These transactions were partially offset by an increase in deferred financing costs of $17.5 million associated with the debt refinancing which were not present in the prior period.
     2011 Acquisitions
     Ann Arbor, Battle Creek and Canton Asset Exchange
     On February 18, 2011, we completed an asset exchange with Clear Channel. As part of the asset exchange, we acquired eight of Clear Channel’s radio stations located in Ann Arbor and Battle Creek, Michigan in exchange for our radio station in Canton, Ohio. We disposed of two of the Battle Creek stations simultaneously with the closing of the transaction to comply with the FCC’s broadcast ownership limits; WBCK-AM was placed in a trust for the sale of the station to an unrelated third party and WBFN-AM was donated to Family Life Broadcasting System. The transaction was accounted for as a business combination in accordance with FASB’s guidance. The fair value of the assets acquired in the exchange was $17.4 million (refer to the table below for the purchase price allocation). We incurred approximately $0.2 million in acquisition costs related to this transaction and expensed them as incurred through earnings within corporate, general and administrative expense. The $4.3 million of goodwill identified in the purchase price allocation below is deductible for tax purposes. The results of operations for the Ann Arbor and Battle Creek stations acquired, which were not material, have been included in our statements of operations since 2007 when we entered into an LMA with Clear Channel to manage the stations. Prior to the asset exchange, we did not have any preexisting relationship with Clear Channel with regard to the Canton, Ohio market.

     In conjunction with the transactions, we recorded a net gain of $15.3 million, which is included in gain on exchange of assets or stations in the accompanying statements of operations.
     The table below summarizes the final purchase price allocation (dollars in thousands):

Allocation	Amount

Fixed assets	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	$17,394
Less: Carrying value of Canton station	(2,116)

Gain on asset exchange	$15,278

     Acquisition of Cumulus Media Partners, LLC
     On August 1, 2011, the Company completed its previously announced acquisition of the 75.0% of the equity interests of Cumulus Media Partners, LLC (“CMP”) that it did not then own. For additional information about this acquisition, see Note 14, “Subsequent Event.”
     Pending Acquisition
     On March 9, 2011, we entered into the Citadel Merger Agreement with Citadel, Cumulus Media Holdings Inc. (f/k/a Cadet Holding Corporation), a direct wholly-owned subsidiary of us (“Holdco”), and Cadet Merger Corporation, an indirect wholly-owned subsidiary of us (“Merger Sub”).
     Pursuant to the Citadel Merger Agreement, at the closing, Merger Sub will merge with and into Citadel, with Citadel surviving the merger as an indirect wholly-owned subsidiary of us (the “Citadel Acquisition”). At the effective time of the Citadel Acquisition, each outstanding share of common stock of Citadel will be cancelled and converted automatically into the right to receive, at the election of the holder (subject to certain limitations set forth in the Citadel Merger Agreement), (i) $37.00 in cash, (ii) 8.525 shares of our common stock, or (iii) a combination thereof (the “Citadel Acquisition Consideration”). Additionally, in connection with and prior to the closing of the Citadel Acquisition, (i) each outstanding unvested option to acquire shares of Citadel common stock issued under Citadel’s equity incentive plan will automatically vest, and all outstanding options at the effective time of this Citadel Acquisition will be deemed exercised pursuant to a cashless exercise, with the resulting net number of Citadel shares to be converted into the right to receive the Citadel Acquisition Consideration, and (ii) each outstanding warrant to purchase Citadel common stock will become exercisable for the Citadel Acquisition Consideration, subject to any applicable FCC limitations. Holders of unvested restricted shares of Citadel common stock will be eligible to receive the Citadel Acquisition Consideration for their shares pursuant to the original vesting schedule for such shares. Elections by Citadel stockholders are subject to adjustment such that the maximum number of shares of our common stock that may be issued in the Citadel Acquisition is 151,485,282 and the maximum amount of cash payable by us in the Citadel Acquisition is $1,408,728,600.
     Consummation of the pending Citadel Acquisition is subject to various customary closing conditions. These include, but are not limited to, (i) regulatory approval by the FCC (ii) requisite stockholder approvals, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and (iv) the absence of any material adverse effect on Citadel or us. We currently anticipate that the Citadel Acquisition will be completed prior to the end of 2011.
     The timing of completion of the Citadel Acquisition will depend upon a number of factors, including the various conditions set forth in the transaction agreement. There can be no assurance that the transaction will be consummated or that if such transaction is consummated, the timing or terms thereof will be as described herein and as presently contemplated.
   2010 Acquisitions
     We did not complete any material acquisitions or dispositions during the six months ended June 30, 2010.

2011 Refinancing Transactions
     In connection with entering into the Citadel Merger Agreement, we obtained commitments from a group of banks pursuant to which they have committed to provide financing for us to complete the Citadel Acquisition and related refinancing of various indebtedness of each of us, CMP and Citadel (the “Acquisition Credit Facility”).
     We currently expect that the Acquisition Credit Facility will provide senior secured financing of $2.415 billion, consisting of:
•	a $1.325 billion first lien term loan facility (the “First Lien Term Loan”), with a maturity date that is seven years from the closing of the Citadel Acquisition;

•	a $790.0 million second lien term loan facility (the “Second Lien Term Loan”), with a maturity date that is seven and one-half years from the closing of the Citadel Acquisition; and

•	a $300.0 million revolving credit facility, with a maturity date that is five years from the closing of the Citadel Acquisition.
     Borrowings under the First Lien Term Loan are expected to be priced at LIBOR plus 4.5%, subject to a LIBOR floor of 1.25%, and will be secured by a first priority lien on substantially all of our and our restricted subsidiaries’ assets. Borrowings under the Second Lien Term Loan are expected to be priced at LIBOR plus 6.0%, subject to a LIBOR floor of 1.5%, and will be secured by a second priority lien on substantially all of our and our restricted subsidiaries’ assets.
     Our expected borrowings under each of the term loan facilities and the revolving credit facility at the closing of the Citadel Acquisition will depend upon the aggregate amount of cash the Citadel stockholders elect to receive pursuant to the Citadel Merger Agreement, the amount of cash on hand with us, CMP and Citadel at the closing of the Citadel Acquisition, and any debt reduction occurring prior thereto from cash from operations, all of which will depend on the timing of such closing.
     As a part of our refinancing transactions in connection with our pending acquisition of Citadel, on May 13, 2011, we completed an offering of the Notes. Proceeds from the sale of the Notes were used, among other things, to repay the $575.8 million outstanding as of June 30, 2011 under the term loan facility under the 2006 Credit Agreement.
     Interest on the Notes is payable on each May 1 and November 1, commencing November 1, 2011. The Notes mature on May 1, 2019.
     We may redeem all or part of the Notes at any time on or after May 1, 2015. At any time prior to May 1, 2014, we may also redeem up to 35.0% of the Notes using the proceeds from certain equity offerings. At any time prior to May 1, 2015, we may redeem some or all of the Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. Further, if the Citadel Merger Agreement is terminated without consummation of the Citadel Acquisition and neither CMP nor any of its subsidiaries has become a restricted subsidiary under the indenture governing the Notes, during each 12-month period commencing on the date of such termination to the third anniversary of such termination date or such earlier time as CMP or any of its subsidiaries becomes a restricted subsidiary under such indenture, we may redeem up to 10.0% of the original aggregate principal amount of the Notes at a redemption price of 103.0%. If we sell certain assets or experiences specific kinds of changes in control, we will be required to make an offer to purchase the Notes.
     Each of our existing and future domestic restricted subsidiaries that guarantee our indebtedness or indebtedness of our subsidiary guarantors (other than our subsidiaries that hold the licenses for our radio stations) guarantees, and will guarantee, the Notes. Under certain circumstances, the Notes may be assumed by a direct wholly-owned subsidiary of us, in which case we will guarantee the Notes. The Notes are our senior unsecured obligations and rank equally in right of payment to all of our existing and future senior unsecured debt and senior in right of payment to all of our future subordinated debt. The Notes guarantees are our guarantors’ senior unsecured obligations and rank equally in right of payment to all of our guarantors’ existing and future senior debt and senior in right of payment to all of our guarantors’ future subordinated debt. The Notes and the guarantees are effectively subordinated to any of our or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of our non-guarantor subsidiaries, including all of the liabilities of our and the guarantors’ foreign subsidiaries and our subsidiaries that hold the licenses for our radio stations.
     In connection with the completion of the offering of Notes, effective May 13, 2011 we entered into the Fifth Amendment to the 2006 Credit Agreement. The Fifth Amendment provided us the ability to complete the offering of Notes, provided that proceeds therefrom were used to repay in full the term loans outstanding under the 2006 Credit Agreement. In addition, the Fifth Amendment, among other things, provides for an incremental term loan facility of up to $200.0 million, which may only be accessed to repurchase

Notes under certain circumstances, (i) replaced the total leverage ratio in the 2006 Credit Agreement with a secured leverage ratio and (ii) amended certain definitions in the 2006 Credit Agreement to facilitate our ability to complete the offering of Notes.
     In connection with the 2011 refinancing transactions we capitalized $17.5 million in costs during the six months ended June 30, 2011.
     During the quarter ended March 31, 2011, we made an Excess Cash Flows Payment (as defined in the 2006 Credit Agreement) under the 2006 Credit Agreement in an amount equal to $9.3 million and principal payments in an amount equal to $8.7 million.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At June 30, 2011, our long-term debt bore interest at a fixed rate of 7.75%.
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
     At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of June 30, 2011.
     There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On March 14, 2011, Citadel, its board of directors and Cumulus Media were named in a putative stockholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Citadel stockholder. On March 23, 2011, these same defendants, as well as Holdco and Merger Sub, were named in a second putative stockholder class action complaint filed in the same court by another purported Citadel stockholder. The complaints allege that Citadel’s directors breached their fiduciary duties by approving the merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleges that Citadel’s directors breached their fiduciary duties by allegedly withholding material information relating to the merger. The two complaints further allege that Citadel and Cumulus Media aided and abetted the Citadel directors’ alleged breaches of fiduciary duties, and the complaint filed in the second action alleges, additionally, that Holdco and Merger Sub aided and abetted these alleged breaches of fiduciary duties. The complaints seek, among other things, a declaration that the action can proceed as a class action, an order enjoining the completion of the merger, rescission of the merger, attorneys’ fees, and such other relief as the court deems just and proper. The complaint filed in the second action also seeks rescissory damages. On June 23, 2011, the court consolidated the two Nevada actions and appointed lead counsel. On July 29, 2011, lead counsel filed a Notice of Voluntary Dismissal dismissing the claims of one of the two Nevada plaintiffs against all the defendants without prejudice, because the plaintiff no longer had standing to pursue claims on his own behalf or on behalf of the putative class. The claims of the putative class have not yet been dismissed.
     On May 6, 2011, two purported common stockholders of Citadel filed a putative class action complaint against Citadel, its board of directors, Cumulus Media, Holdco, and Merger Sub in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”). On July 19, 2011, the plaintiffs in the Delaware action filed an amended complaint alleging that Citadel’s directors breached their fiduciary duties to Citadel’s stockholders by approving the merger for allegedly inadequate consideration, following an allegedly unfair sale process, and by failing to disclose material information related to the merger. The amended complaint further alleges that Citadel, Cumulus Media, Holdco, and Merger Sub aided and abetted these alleged fiduciary breaches. The complaint seeks, among other things, an order enjoining the merger, a declaration that the action is properly maintainable as a class action, and rescission of the merger agreement, as well as attorneys’ fees and costs. Also on July 19, 2011, the plaintiffs in the Delaware action filed a Motion for Expedited Proceedings. On July 20, 2011, the plaintiffs in the Delaware action filed a Motion for Preliminary Injunction, seeking an order preliminarily enjoining the merger. On August 1, 2011, the plaintiffs in the Delaware action filed a Notice of Dismissal pursuant to Court of Chancery Rule 41(a)(1)(i) dismissing their claims against all the defendants without prejudice. On August 3, 2011, the plaintiffs in the Delaware action filed a revised notice and proposed Order of Dismissal pursuant to Rule 41(a)(1)(i) seeking dismissal of their claims against all defendants without prejudice. This Order of Dismissal was granted on August 5, 2011, dismissing all claims.
     Each of Cumulus Media and Citadel is obliged under certain circumstances to indemnify and hold harmless each of their respective directors and officers from and against any and all claims and liabilities to which such director or officer shall have become subject by reason of being a director or officer, to the full extent permitted under Delaware law. An adverse outcome in the lawsuit could prevent or delay the consummation of the merger and result in substantial costs to Citadel and/or Cumulus Media. It is also possible that other similar lawsuits may be filed in the future. Neither Cumulus Media nor Citadel can reasonably estimate any possible loss from current or future litigation.
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
Item 1A. Risk Factors
     Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010, and the information contained under the heading “Risk Factors” in Exhibit 99.1 to our current report on Form 8-K, filed with the SEC on April 25, 2011, for information regarding known material risks that could affect our results of operations, financial condition and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms of the 2006 Credit Agreement and compliance with other applicable legal requirements. During the three and six months ended June 30, 2011, we did not purchase any shares of our Class A Common Stock. As of June 30, 2011, we had authority to repurchase $68.3 million of our Class A Common Stock.
Item 6. Exhibits

3.1 —	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended through July 29, 2011 (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K, filed on August 4, 2011).

4.1 —	Indenture, dated as of May 13, 2011, by and among Cumulus Media Inc., each of the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K, filed on May 16, 2011).

4.2 —	Form of 7.75% Senior Note due 2019 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K, filed on May 16, 2011).

4.3 —	Registration Rights Agreement, dated May 13, 2011, by and among Cumulus Media Inc. and the Guarantors party hereto and J.P. Morgan Securities LLC (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K, filed on May 16, 2011).

10.1 —	Amended and Restated Investment Agreement, dated as of April 22, 2011 (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on April 25, 2011).

10.2 —	Amendment No. 5, dated April 29, 2011, to the Credit Agreement, dated as of June 7, 2006, by and among, Cumulus Media Inc., the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on May 16, 2011).

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —	The following materials from Cumulus Media Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: August 15, 2011	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

3.1 —	Amended and Restated Certificate of Incorporation of Cumulus Media Inc., as amended through July 29, 2011 (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K, filed on August 4, 2011).

4.1 —	Indenture, dated as of May 13, 2011, by and among Cumulus Media Inc., each of the guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K, filed on May 16, 2011).

4.2 —	Form of 7.75% Senior Note due 2019 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K, filed on May 16, 2011).

4.3 —	Registration Rights Agreement, dated May 13, 2011, by and among Cumulus Media Inc. and the Guarantors party hereto and J.P. Morgan Securities LLC (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K, filed on May 16, 2011).

10.1 —	Amended and Restated Investment Agreement, dated as of April 22, 2011 (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on April 25, 2011).

10.2 —	Amendment No. 5, dated April 29, 2011, to the Credit Agreement, dated as of June 7, 2006, by and among, Cumulus Media Inc., the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on May 16, 2011).

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 —	The following materials from Cumulus Media Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.