Form 10-Q
period 2011-09-30
CUMULUS MEDIA INC
filed 2011-11-14
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2011, the registrant had 141,334,800 outstanding shares of common stock consisting of (i) 128,250,262 shares of Class A common stock; (ii) 12,439,667 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$47,076	$12,814
Restricted cash	3,477	604
Accounts receivable, less allowance for doubtful accounts of $1,502 and $1,115 at 2011 and 2010, respectively	233,422	38,267
Trade receivable	7,348	3,605
Prepaid expenses and other current assets	53,233	4,403

Total current assets	344,556	59,693
Property and equipment, net	260,787	39,684
Broadcast licenses	1,624,809	160,418
Other intangible assets, net	442,563	552
Goodwill	1,313,197	56,079
Other assets	86,168	3,210

Total assets	$4,072,080	$319,636

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$151,546	$20,365
Trade payable	5,845	3,569
Derivative instrument	—	3,683
Current portion of long-term debt	9,938	15,165

Total current liabilities	167,329	42,782
Long-term debt	2,280,103	575,843
Senior notes	610,000	—
Other liabilities	68,961	17,590
Deferred income taxes	528,357	24,730

Total liabilities	3,654,750	660,945

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding at September 30, 2011 and none at December 31, 2010	110,937	—

Total redeemable preferred stock	110,937	—

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 142,984,733 and 59,599,857 shares issued, and 119,460,855 and 35,538,530 shares outstanding at 2011 and 2010, respectively	1,430	596
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 and 5,809,191 shares issued and outstanding at 2011 and 2010, respectively	124	58
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding at both 2011 and 2010	6	6
Treasury stock, at cost, 23,523,878 and 24,061,327 shares at 2011 and 2010, respectively	(251,148)	(256,792)
Additional paid-in-capital	1,528,316	964,156
Accumulated deficit	(972,335)	(1,049,333)

Total stockholders’ equity (deficit)	306,393	(341,309)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$4,072,080	$319,636

See accompanying notes to the unaudited consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Broadcast revenues	$131,845	$66,434	$256,632	$190,531
Management fees	458	1,021	2,708	3,021

Net revenues	132,303	67,455	259,340	193,552
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	77,873	40,486	154,586	120,829
Depreciation and amortization	11,219	2,222	15,231	7,130
LMA fees	530	607	1,670	1,500
Corporate, general and administrative expenses (including non-cash stock-based compensation of $956, $556, $2,143 and $1,015, respectively)	44,654	4,680	61,924	13,824
Gain on exchange of assets or stations	—	—	(15,278)	—
Realized loss on derivative instrument	1,436	746	2,681	1,810

Total operating expenses	135,712	48,741	220,814	145,093

Operating (loss) income	(3,409)	18,714	38,526	48,459

Non-operating (expense) income:
Interest expense, net	(19,503)	(7,586)	(34,999)	(23,728)
Loss on early extinguishment of debt	—	—	(4,366)	—
Other income (expense), net	181	(6)	87	(87)
Gain on equity investment in Cumulus Media Partners, LLC	11,636	—	11,636	—

Total non-operating expense, net	(7,686)	(7,592)	(27,642)	(23,815)

(Loss) income before income taxes	(11,095)	11,122	10,884	24,644
Income tax benefit (expense)	70,633	(1,391)	66,114	(2,753)

Net income	$59,538	$9,731	$76,998	$21,891

Basic and diluted income per common share (see Note 9,“Earnings Per Share”):
Basic income per common share	$0.64	$0.23	$1.27	$0.52

Diluted income per common share	$0.60	$0.23	$1.21	$0.51

Weighted average basic common shares outstanding	73,918,849	40,371,659	53,006,530	40,322,079

Weighted average diluted common shares outstanding	80,364,347	41,466,480	55,741,773	41,241,895

See accompanying notes to the unaudited consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Nine Months Ended September 30, 2011 and Year Ended December 31, 2010
(Dollars in thousands, except for share data)
(Unaudited)

	Class A		Class B		Class C		Class D
	Common Stock		Common Stock		Common Stock		Common Stock			Additional
	Number	Par	Number	Par	Number	Par	Number	Par	Treasury	Paid-In	Accumulated
	of Shares	Value	of Shares	Value	of Shares	Value	of Shares	Value	Stock	Capital	Deficit	Total

Balance at January 1, 2010	59,572,592	$596	5,809,191	$58	644,871	$6	—	$—	$(261,382)	$966,945	$(1,078,735)	$(372,512)

Net income											29,402	29,402
Issuance of common stock	27,265	—	—	—	—	—	—	—	—	—	—	—
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	4,898	(4,898)	—	—
Transfer of restricted shares to equity	—	—	—	—	—	—	—	—	165	378	—	543
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	(343)	—	—	(343)
Non-cash stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,601	—	1,601
Restricted share forfeitures	—	—	—	—	—	—	—	—	(130)	130	—	—

Balance at December 31, 2010	59,599,857	$596	5,809,191	$58	644,871	$6	—	$—	$(256,792)	$964,156	$(1,049,333)	$(341,309)

Net income											76,998	76,998
Issuance of common stock — CMP Acquisition	3,315,238	33	—	—	—	—	6,630,476	66	—	34,810	—	34,909
Issuance of warrants — CMP Acquisition	—	—	—	—	—	—	—	—	—	29,021	—	29,021
Issuance of common stock — Citadel Acquisition	79,129,243	791	—	—	—	—	—	—	—	270,688	—	271,479
Issuance of warrants — Citadel Acquisition	—	—	—	—	—	—	—	—	—	250,670	—	250,670
Conversion of equity upon effectiveness of amended and restated certificate of incorporation	—	—	6,630,476	66	—	—	(6,630,476)	(66)	—	—	—	—
Conversion of restricted shares upon closing of Citadel Acquisition	883,386	9	—	—	—	—	—	—	—	2,155	—	2,164
Equity held in reserve	—	—	—	—	—	—	—	—	—	5,972	—	5,972
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	6,320	(5,488)	—	832
Costs associated with the issuance of equity	—	—	—	—	—	—	—	—	—	(26,243)	—	(26,243)
Conversion of equity upon exercise of warrants	57,009	1	—	—	—	—	—	—	—	19	—	20
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	—	(1,017)	—	(1,017)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	(190)	—	(190)
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	(666)	—	—	(666)
Non-cash stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,753	—	3,753
Restricted share forfeitures	—	—	—	—	—	—	—	—	(10)	10	—	—

Balance at September 30, 2011	142,984,733	$1,430	12,439,667	$124	644,871	$6	—	$—	$(251,148)	$1,528,316	$(972,335)	$306,393

See accompanying notes to the unaudited consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$76,998	$21,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,231	7,130
Amortization of debt issuance costs/discounts	1,699	919
Loss on early extinguishment of debt	4,366	—
Provision for doubtful accounts	920	922
Loss on sale of assets or stations	33	82
Gain on exchange of assets or stations	(15,278)	—
Fair value adjustment of derivative instruments	(1,002)	(6,536)
Deferred income taxes	(68,443)	2,488
Non-cash stock-based compensation	2,142	1,016
Other	(1,318)	—
Gain on equity investment in Cumulus Media Partners, LLC	(11,636)	—
Changes in assets and liabilities:
Restricted cash	(17)	185
Accounts receivable	(1,259)	(1,449)
Trade receivable	(555)	1,442
Prepaid expenses and other current assets	2,118	(903)
Other assets	(441)	818
Accounts payable and accrued expenses	24,860	3,023
Trade payable	345	(1,528)
Other liabilities	3,571	(216)

Net cash provided by operating activities	32,334	29,284
Cash flows from investing activities:
Acquisitions less cash acquired	(2,024,153)	—
Capital expenditures	(2,885)	(2,127)
Purchase of intangible assets	—	(230)
Proceeds from sale of assets or stations	—	196

Net cash used in investing activities	(2,027,038)	(2,161)
Cash flows from financing activities:
Proceeds from issuance of 7.75% Senior Notes due 2019	610,000	—
Proceeds from borrowings under term loans and revolving credit facilities, net of
$25.1 million debt discount	2,289,900	—
Repayments of borrowings under bank credit facilities	(1,214,676)	(30,353)
Proceeds from sale of equity securities	444,513	—
Redemption of CMP preferred stock	(41,565)	—
Deferred financing costs	(58,540)	—
Tax withholding payments on behalf of employees	(666)	(184)
Payments made to creditors pursuant to credit facility amendment	—	(245)

Net cash provided by (used in) financing activities	2,028,966	(30,782)
Increase (decrease) in cash and cash equivalents	34,262	(3,659)
Cash and cash equivalents at beginning of period	12,814	16,224

Cash and cash equivalents at end of period	$47,076	$12,565

Supplemental disclosures of cash flow information:
Interest paid	$16,365	$20,420
Income taxes paid	5,141	259
Trade revenue	12,752	12,435
Trade expense	12,184	12,259
The Company completed its previously announced acquisitions of Cumulus Media Partners, LLC (“CMP”) and Citadel Broadcasting Corporation (“Citadel”) in the nine months ended September 30, 2011. The CMP acquisition was an all stock transaction and, as such, it is not reflected in the above statement of cash flows for the nine months ended September 30, 2011. In conjunction with the Citadel acquisition, the Company also issued Class A common stock and warrants to purchase common stock to Citadel shareholders, as well as non-cash share-based compensation awards to certain Citadel employees, none of which are reflected in the above statements of cash flows for either period presented. See Note 2, “Acquisitions and Dispositions” for additional discussion related to these acquisitions.
See accompanying notes to the unaudited consolidated financial statements.

CUMULUS MEDIA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
  Description of the Company
     Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, “Cumulus,” “Cumulus Media,” “we,” “us,” “our,” or the “Company”) is a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.
     On August 1, 2011, Cumulus completed its previously announced acquisition of the remaining 75.0% of the equity interests of CMP that it did not already own (the “CMP Acquisition”). As a result of the CMP Acquisition, CMP became an indirect wholly-owned subsidiary of the Company. CMP’s operating results have been included in the accompanying unaudited consolidated financial statements since the date of the completion of the CMP Acquisition. Prior to the completion of the CMP Acquisition, Cumulus had operated CMP’s business pursuant to a management agreement since 2006. In connection with the CMP Acquisition, Cumulus issued 9.9 million shares of its common stock to affiliates of the three private equity firms that collectively owned the 75.0% of CMP not then-owned by Cumulus. Also in connection with the CMP Acquisition, 3.7 million outstanding warrants to purchase shares of common stock of a subsidiary of CMP were amended to instead become exercisable for up to 8.3 million shares of Class B common stock of Cumulus (see Note 7, “Stockholders’ Equity”).
     On September 16, 2011, Cumulus completed its previously announced acquisition of Citadel (the “Citadel Acquisition”) for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.4 million shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), including 0.9 million restricted shares, warrants to purchase 47.7 million shares of Class A common stock, 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, and the consideration to settle the debt of Citadel. As a result of the Citadel Acquisition, Citadel became an indirect wholly-owned subsidiary of the Company. Citadel’s operating results have been included in the accompanying unaudited consolidated financial statements since the date of the completion of the Citadel Acquisition (see Note 2, “Acquisitions and Dispositions”).
      Also on September 16, 2011 and in connection with the Citadel Acquisition, the Company issued and sold 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock to Crestview, 125,000 shares of Series A preferred stock to Macquarie, and 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of Class A common stock to UBS and certain other entities.
     In connection with the closing of the Citadel Acquisition and the completion of the Company’s previously announced related global refinancing (the “Global Refinancing”), on September 16, 2011, the Company repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of the Company’s other wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 4, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of Cumulus Media’s common stock, preferred stock and warrants to purchase common stock to certain investors (the “Equity Investment”) in a private placement exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”). The $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”) issued by the Company in May 2011 remain outstanding (see Note 2, “Acquisitions and Dispositions”).
     Also in connection with the Citadel Acquisition and as part of the transactions contemplated by the Global Refinancing, during the three months ended September 30, 2011, the Company completed an internal restructuring into a holding company structure, which included transferring the remaining assets and operations held directly or indirectly by the Company, other than the equity interests of its direct wholly-owned subsidiary Cumulus Media Holdings Inc. (“Cumulus Holdings”), to Cumulus Holdings (the “Internal Restructuring”). In connection with the Internal Restructuring, all obligations under the 7.75% Senior Notes were assigned to and assumed by Cumulus Holdings, which was substituted for the Company as the issuer and primary obligor thereunder, and the Company provided a guarantee of all such obligations of Cumulus Holdings.
     Each of the CMP Acquisition and the Citadel Acquisition has been accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the respective purchase prices were allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. Each purchase price allocation is preliminary and is subject to, among other things, the final valuation of assets acquired and liabilities assumed, and may be adjusted for up to twelve months following the closing date of each respective acquisition. For additional information on the preliminary allocation of the purchase price related to each such acquisition (see Note 2, “Acquisitions and Dispositions”).

As a result of the foregoing, the accompanying unaudited consolidated financial statements as of and for the period ended September 30, 2011 are not necessarily comparable to the unaudited consolidated financial statements for any prior period.
  Nature of Business
     Cumulus Media believes it is the largest pure-play radio broadcaster in the United States based on number of stations. At September 30, 2011, Cumulus Media owned or operated more than 570 radio stations (including under local marketing agreements, or “LMAs”) in 120 United States media markets and a nationwide radio network serving over 4,000 stations.
  Interim Financial Data
     The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of, the interim periods have been made. The results of operations and cash flows for the nine months ended September 30, 2011 and the Company’s’ financial condition as of such date, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2011.
     The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation, contingencies, litigation and purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.
  Recent Accounting Pronouncements
     ASU 2010-28. In December 2010, the Financial Accounting Standards Board (“FASB”) provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. This Accounting Standards Update (“ASU”) updates Accounting Standards Codification (“ASC”) topic 350, Intangibles — Goodwill and Other, to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted this guidance effective on January 1, 2011. The update did not have a material impact on the Company’s consolidated financial statements.
     ASU 2010-29. In December 2010, the FASB issued clarification of the accounting guidance related to disclosure of pro forma information for business combinations that occur in the current reporting period. The guidance requires companies to present pro forma information in their comparative financial statements as if the acquisition date for any business combination that occurred in the current reporting period had occurred at the beginning of the prior year reporting period. The Company adopted this guidance effective January 1, 2011. ASU 2010-29 is a disclosure only clarification and its adoption had no impact on the Company’s financial condition or results of operation. The Company has included the disclosures required pursuant to this guidance in this report.
     ASU 2011-04. In May 2011, the FASB issued ASU 2011-04, which amends ASC topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders’ equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Early adoption is not permitted.

Implementation of this standard will be effective in the first fiscal year beginning after December 15, 2011. The Company is currently evaluating the newly prescribed disclosures but does not expect they will have a material impact on the consolidated financial statements.
     ASU 2011-8. In September 2011, the FASB issued ASU 2011-8, which amends ASC topic 350, Intangibles-Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50.0%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Early adoption is permitted. Implementation of this standard will be required for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.
2. Acquisitions and Dispositions
  2011 Acquisitions
  Ann Arbor, Battle Creek and Canton Asset Exchange
     On February 18, 2011, the Company completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, the Company acquired eight of Clear Channel’s radio stations located in Ann Arbor and Battle Creek, Michigan in exchange for the Company’s radio station in Canton, Ohio. The Company disposed of two of the Battle Creek stations simultaneously with the closing of the transaction to comply with the Federal Communications Commission’s (“FCC”) broadcast ownership limits. The asset exchange was accounted for as a business combination in accordance with FASB’s guidance. The fair value of the assets acquired in the asset exchange was $17.4 million. The Company incurred approximately $0.3 million in acquisition costs related to this transaction and expensed them as incurred through earnings within corporate, general and administrative expense. The $4.3 million allocated to goodwill is deductible for tax purposes. The results of operations for the Ann Arbor and Battle Creek stations acquired, which were not material, have been included in the Company’s statements of operations since 2007 when the Company entered into an LMA with Clear Channel to manage the stations. Prior to the asset exchange, the Company did not have any preexisting relationship with Clear Channel with regard to the Canton, Ohio market.
     In conjunction with the transactions, the Company recorded a net gain of $15.3 million, which is included in gain on exchange of assets or stations in the accompanying unaudited consolidated statements of operations.
     The table below summarizes the final purchase price allocation (dollars in thousands):

Allocation	Amount

Property and equipment	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	17,394
Less: Carrying value of Canton station	(2,116)

Gain on asset exchange	$15,278

  CMP Acquisition
     On August 1, 2011, the Company completed its previously announced acquisition of the remaining 75.0% of the equity interests of CMP that it did not already own. The Company had owned 25.0% of CMP’s equity interests since it, together with Bain Capital Partners, LLC (“Bain”), The Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners, L.P. (“THL,” and together with Bain and Blackstone, the “CMP Sellers”), formed CMP in 2005. Pursuant to a management agreement, the Company had been operating CMP’s business since 2006. This management agreement was terminated in connection with the completion of the CMP Acquisition. In connection with the CMP Acquisition, the Company issued 9.9 million shares of its common stock to affiliates of the CMP Sellers. Blackstone received 3.3 million shares of Cumulus’ Class A common stock and, in accordance with FCC broadcast ownership rules, Bain and THL each received 3.3 million shares of a newly authorized Class D non-voting common stock, par value $0.01 per share (the “Class D common stock”). This Class D common stock was subsequently converted into an equivalent number of shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B common stock”), with substantially identical terms, pursuant to the terms of the Company’s Third Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware and effective upon the effectiveness of the Citadel Acquisition (discussed below). Also in connection with the CMP Acquisition, outstanding warrants to purchase 3.7 million shares of common stock of a subsidiary of CMP (the “CMP Restated Warrants”) were amended to instead become exercisable for up to 8.3 million shares of common stock of the Company.
     In conjunction with the CMP Acquisition, the Company acquired CMP KC, LLC (“KC LLC”), an indirectly wholly-owned subsidiary of CMP. On February 2, 2011, the direct parent company of KC LLC entered into a restructuring support agreement (the “Restructuring Agreement”) regarding the restructuring of KC LLC’s debt with the lenders under KC LLC credit facilities (the “Restructuring”). The Restructuring is expected to be conducted and implemented through a pre-packaged plan of reorganization filed with the United States Bankruptcy Court for the District of Delaware (the “Pre-packaged Bankruptcy Proceeding”). The Company expects the Pre-packaged Bankruptcy Proceeding will occur, and the Restructuring will be completed, by early 2012. Upon completion of the Restructuring, the Company will no longer have an ownership interest in KC LLC. The Company has determined that it is not the primary beneficiary of KC LLC and does not consolidate KC LLC in accordance with the guidance for variable interest entities.
     Under the acquisition method of accounting for business combinations, a preliminary purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration over the net acquisition date fair value of the assets acquired and the liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates based on information available as of the date of acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible and intangible assets and residual goodwill. Management expects to continue to obtain information to assist in finalizing these preliminary valuations during the measurement period (up to one year from the acquisition date). The Company fair valued its historical 25.0% equity interest in CMP and recorded a gain of $11.6 million, the difference between the fair value at acquisition and the carrying value which was zero given CMP’s historical losses. With respect to certain outstanding preferred stock of CMP, the Company recorded $0.5 million in dividends for the period from August 1, 2011, the acquisition date, to September 16, 2011. This preferred stock was redeemed on September 16, 2011 for approximately $41.6 million.
     Revenues of $32.0 million attributable to CMP since August 1, 2011 are included in the Company’s accompanying unaudited consolidated financial statements for both the three and nine month periods ended September 30, 2011.
     The preliminary allocation of the purchase price in the CMP Acquisition is as follows (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Fair value of equity consideration to CMP Sellers (1)	$34,909
Fair value of equity consideration to holders of CMP Restated Warrants (2)	29,021
Preferred stock of CMP (3)	41,069
Fair value of assumed debt	619,234

Total purchase price	$724,233

Existing equity interest in CMP (4)	11,636

Total fair value for allocation	$735,869

(1)	Estimated fair value of the 9.9 million shares of the Company’s common stock issued to the CMP Sellers, based on the closing price of the Company’s Class A common stock on August 1, 2011.

(2)	Estimated fair value of the 3.7 million outstanding CMP Restated Warrants, which are exercisable for 8.3 million shares of the Company’s common stock, based on the closing price of the Company’s Class A common stock.

(3)	Estimated fair value of preferred stock at the par value of $32.8 million plus cumulative undeclared dividends of $8.3 million.

(4)	Gain on equity investment in CMP, equal to the estimated fair value of the Company’s then — existing 25.0% ownership interest in CMP, and based on the closing price of the Company’s Class A common stock on August 1, 2011.
     Acquisition related costs attributable to the CMP Acquisition included in corporate, general and administrative expenses for the three and nine months ended September 30, 2011 totaled $1.2 million and $1.9 million, respectively.
     The purchase price in the CMP Acquisition has preliminarily been allocated to the tangible and intangible assets acquired, and the liabilities assumed, based on management’s best estimates of their fair values as of the date of the CMP Acquisition as follows (dollars in thousands):

Allocation	Amount

Current assets	$61,302
Property and equipment	29,091
Broadcast licenses	317,917
Other intangibles	94,422
Goodwill	408,250
Other assets	6,647
Current liabilities	(13,672)
Other long-term liabilities	(6,335)
Deferred income taxes	(161,753)

Total purchase price	$735,869

     The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.5%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $407.7 million of the acquired goodwill balance is non-deductible for tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were CMP’s high operating margins, strong sales force and employee base, and its overall market presence.
     The indefinite-lived intangible assets acquired in the CMP Acquisition consist of broadcast licenses and goodwill. The definite-lived intangible assets acquired in the CMP Acquisition are being amortized in relation to the economic benefits of such assets over their useful lives and consist of the following (dollars in thousands):

	Useful Life
Description	in Years	Fair Value

Advertising relationships	6	$94,422
     As required by ASU 2010-29, the following unaudited pro forma financial information assumes the CMP Acquisition occurred as of the beginning of the prior year’s reporting period. The pro forma financial information for all periods presented also includes the business combination accounting effects from the CMP Acquisition, including the Company’s amortization expense resulting from acquired intangible assets, the elimination of certain intangible asset amortization expense incurred by CMP, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though Cumulus had acquired CMP at January 1, 2010. This unaudited pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had the CMP Acquisition actually occurred at January 1, 2010 or at any other historical date, nor is it reflective of Cumulus’ expected actual financial position or results of operations for any future period (dollars in thousands):

	Supplemental Pro Forma Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2011	2010	2011	2010

Total revenue	$112,682	$114,103	$321,969	$325,168
Net (loss) income	$(26)	$11,690	$23,971	$25,518
     The unaudited pro forma financial information set forth above for the three and nine months ended September 30, 2011 and 2010, includes adjustments to reflect depreciation and amortization expense based on the fair value of long-lived assets acquired in the CMP Acquisition and interest expense based on the issuance of the Company’s 7.75% Senior Notes replacing the historical Company’s debt as well as other pro forma adjustments that would be made to prepare pro forma financial information under ASC topic 805, Business Combinations.

Citadel Acquisition
     As described in Note 1, “Basis of Presentation” above, on September 16, 2011, the Company completed the Citadel Acquisition.
     Based on the results of the elections by Citadel stockholders and warrant holders, and the application of the proration procedures provided for in the agreement governing the Citadel Acquisition (the “Citadel Acquisition Agreement”), the Company paid a total of approximately $1.4 billion in cash and issued approximately 22.5 million shares of its Class A common stock and warrants to purchase approximately 47.7 million shares of its common stock to Citadel securityholders in connection with the Citadel Acquisition. Up to an additional 0.9 million shares of the Company’s common stock (which may include warrants to purchase common stock) may be issuable in the future to certain employees of Citadel in connection with the vesting, from time to time, of certain restricted stock awards that, in accordance with the terms of the Citadel Acquisition Agreement, have become payable in shares of Cumulus common stock (or warrants therefor). Additionally, 2.4 million warrants to purchase shares of the Company’s common stock related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy effective June 3, 2010 are held in reserve for potential future issuance by the Company.
     In connection with the closing of, and in order to fund a portion of the purchase price payable in the Citadel Acquisition, the Company entered into and completed the transactions contemplated by the Equity Investment (see Note 7, “Stockholders’ Equity”). Also in connection therewith, the Company completed its previously announced Internal Restructuring (see Note 1, “Basis of Presentation”).
     In connection the Citadel Acquisition, the Company agreed that it would divest certain stations to comply with FCC ownership limits. Therefore, these stations were assigned to a trustee under divestiture trusts that comply with FCC rules as of the closing date of the Citadel Acquisition. The trust agreements stipulate that the Company must fund any operating shortfalls of the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to the Company. The Company has determined that it is the primary beneficiary of the trusts and consolidates the trusts accordingly.
     Under the acquisition method of accounting for business combinations, a preliminary purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates based on information available as of the date of acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible and intangible assets and residual goodwill. Management expects to continue to obtain information to assist in finalizing these preliminary valuations during the measurement period (up to one year from the acquisition date).
     Revenues of $33.3 million attributable to Citadel since September 16, 2011 are included in the Company’s accompanying unaudited consolidated financial statements for the three and nine month periods ended September 30, 2011.
     The preliminary allocation of the purchase price in the Citadel Acquisition is as follows (dollars in thousands):

Fair Value of Consideration Transferred	Amount

Cash consideration to Citadel stockholders	$1,405,471
Common stock issued to Citadel stockholders (1)	178,122
Non-cash share-based compensation value	595
Cash consideration to Citadel to settle Citadel obligations	736,072

Total purchase price	$2,320,260

(1)	Estimated fair value of the 22.5 million shares of the Company’s common stock and warrants to purchase 47.7 million shares of the Company’s common stock issued in conjunction with the Citadel Acquisition and 2.4 million warrants held in reserve for potential future issuance related to the pending the final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, based on the closing price of the Company’s Class A common stock on September 16, 2011.
     Acquisition related costs attributable to the Citadel Acquisition included in corporate, general and administrative expenses for the three and nine months ended September 30, 2011 totaled $37.2 million and $41.8 million, respectively.
     The purchase price in the Citadel Acquisition has preliminarily been allocated to the tangible and intangible assets acquired, and the liabilities assumed, therein based on management’s best estimates of their fair values as of the acquisition date as follows (dollars in thousands):

Allocation	Amount

Current assets	$323,230
Property and equipment	194,933
Broadcast licenses	1,136,650
Other intangibles	356,200
Goodwill	844,526
Other assets	19,362
Current liabilities	(105,540)
Other long-term liabilities	(38,784)
Deferred income taxes	(410,317)

Total purchase price	$2,320,260

     The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.0%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $740.5 million of the acquired goodwill balance is non-deductible for income tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were Citadel’s station platform throughout prominent national markets and its overall employee base, including its experienced sales force.
     The indefinite-lived intangible assets acquired in the Citadel Acquisition consist of broadcast licenses and goodwill.
     The definite-lived intangible assets acquired in the Citadel Acquisition are being amortized in relation to the economic benefits of such assets over their useful lives and consist of the following (dollars in thousands):

	Useful Life
Description	in Years	Fair Value

Broadcast advertising relationships	6	$258,500
Affiliate relationships	5	$41,300
Network advertising relationships	5	$18,600
Other contracts and agreements	2-4	$37,800
     The following unaudited pro forma information assumes the Citadel Acquisition occurred as of the beginning of the prior year’s reporting period. The pro forma financial information for all periods presented also includes the business combination accounting effects from the Citadel Acquisition, including the Company’s amortization expense resulting from acquired intangible assets, the elimination of certain intangible asset amortization expense incurred by Citadel, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though Cumulus had acquired Citadel at

January 1, 2010. This unaudited pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had the Citadel Acquisition actually occurred at January 1, 2010 or at any other historical date, nor is it reflective of Cumulus’ expected actual financial position or results of operations for any future period (dollars in thousands):

	Supplemental Pro Forma Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2011	2010	2011	2010

Total revenue	$297,005	$302,707	$851,310	$873,223
Net (loss) income	$(14,669)	$6,521	$(10,187)	$(8,846)
     The unaudited pro forma financial information set forth above for the three and nine months ended September 30, 2011 and 2010 includes adjustments to reflect depreciation and amortization expense based on the fair value of long-lived assets acquired in the Citadel Acquisition and interest expense based on the completion of the Global Refinancing under taken in connection with the completion of the Citadel Acquisition as well as other pro forma adjustments that would be made to prepare pro forma financial information under ASC topic 805, Business Combinations.
  2010 Acquisitions
     The Company did not complete any material acquisitions or dispositions during the three or nine months ended September 30, 2010.
3. Derivative Financial Instruments
     The Company’s derivative financial instruments are as follows:
  May 2005 Option
     In May 2005, the Company entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company for two years, from March 13, 2009 through March 13, 2011.
     The May 2005 Option was exercised effective March 13, 2009. This instrument was not highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company deemed it speculative, and accounted for changes in the May 2005 Option’s value as interest expense. The Company’s balance sheets as of September 30, 2011 and December 31, 2010 reflect current liabilities of zero and $3.7 million, respectively, to include the fair value of the May 2005 Option. The Company reported interest income of $3.7 million, inclusive of the fair value adjustment, during the nine months ended September 30, 2011. There was no income statement impact during the three month period in 2011. Additionally for the three and nine months ended September 30, 2010, the Company reported $0.0 million and $1.2 million in interest income, respectively, related thereto.
     The Company does not utilize financial instruments for trading or other speculative purposes.

  Green Bay Option
     On April 10, 2009 (the “Acquisition Date”), Clear Channel and the Company entered into an LMA pursuant to which the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million for a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits from managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that would allow it to require the Company to purchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounts for the Green Bay Option as a derivative contract. Accordingly, the fair value of the put was recorded as a liability offsetting the gain at the Acquisition Date with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” fair value measurement). The fair value represents an estimate of the net amount that the Company would be required to pay if the Green Bay Option was transferred to another party as of the date of the valuation (see Note 5, “Fair Value Measurements”).
     The following table sets forth the location and fair values of derivatives in the unaudited consolidated balance sheets (dollars in thousands):
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Consolidated Balance Sheets

		Fair Value
	Balance Sheet Location	September 30, 2011	December 31, 2010

Derivatives not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$10,711	$8,030
May 2005 Option	Other current liabilities	—	3,683

	Total	$10,711	$11,713

     The location and fair values of derivatives in the unaudited consolidated statements of operations are shown in the following table (dollars in thousands):
Information on the Location and Amounts of Derivatives Fair Values in the
Unaudited Consolidated Statements of Operations

		Amount of (Expense) Income
		Recognized on Derivatives
		For the Three Months	For the Nine Months
Derivative Instrument	Statement of Operations Location	Ended September 30, 2011	Ended September 30, 2011

Green Bay Option	Realized loss on derivative instrument	$(1,436)	$(2,681)
May 2005 Option	Interest expense	—	3,683

	Total	$(1,436)	$1,002

4. Long-Term Debt
     The Company’s long-term debt consisted of the following as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010

7.75% Senior Notes	$610,000	$—
Term loan and revolving credit facilities:
First Lien Term Loan	1,325,000	—
Second Lien Term Loan	790,000	—
Revolving Credit Facility	200,000	—
Term loan	—	593,754
Less: Term loan discount	(24,959)	(2,746)

Total term loan and revolving credit facilities	2,290,041	591,008
Less: Current portion of long-term debt	(9,938)	(15,165)

Long-term debt, net	$2,890,103	$575,843

  First Lien and Second Lien Credit Facilities
     On September 16, 2011 and in order to complete the Global Refinancing, the Company entered into a (i) First Lien Credit Agreement (the “First Lien Facility”), dated as of September 16, 2011, among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”), UBS Securities LLC (“UBS”), MIHI LLC (“Macquarie”), Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility”), dated as of September 16, 2011, among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.
     The First Lien Facility consists of a $1.325 billion first lien term loan facility, net of an original issue discount of $13.3 million, maturing in September 2018 (the “First Lien Term Loan”), and a $300.0 million revolving credit facility, maturing in September 2016 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit and up to $30.0 million is available for swingline borrowings. The Second Lien Facility consists of a $790.0 million second lien term loan facility, net of an original issue discount of $11.9 million, maturing in September 2019 (the “Second Lien Term Loan”).
     At September 30, 2011, there was $1.325 billion outstanding under the First Lien Term Loan, $200.0 million outstanding under the Revolving Credit Facility and $790.0 million outstanding under the Second Lien Term Loan.
     Proceeds from borrowings under the First Lien Facility and Second Lien Facility were used, together with certain other funds, to (i) fund the cash portion of the purchase price paid in the Citadel Acquisition; (ii) repay in full amounts outstanding under the revolving credit facility under the Company’s pre-existing credit agreement (the “2006 Credit Agreement”); (iii) repay all amounts outstanding under the credit facilities of CMP Susquehanna Corporation (“CMPSC”), an indirect wholly-owned subsidiary of CMP; (iv) redeem CMPSC’s outstanding 9.875% senior subordinated notes due 2014 and variable rate senior secured notes due 2014; (v) redeem in accordance with their terms all outstanding shares of preferred stock of CMP Susquehanna Radio Holdings Corp., an indirect wholly-owned subsidiary of CMP (“Radio Holdings”) and the direct parent of CMPSC; and (vi) repay all amounts outstanding, including any accrued interest and the premiums thereon, under Citadel’s pre-existing credit agreement and to redeem Citadel’s 7.75% Senior Notes due 2018.
     Borrowings under the First Lien Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 4.5% on LIBOR-based borrowings and 3.5% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.25% for the First Lien Term Loan and 1.0% for the Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate Floor of 2.25% for the First Lien Term Loan and 2.0% for the Revolving Credit Facility. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan, as established from time to time, and (iii) 30 day LIBOR plus 1.0%. The First Lien Term Loan amortizes at a per annum rate of 1.0% of the original principal amount of the First Lien Term Loan, payable quarterly, commencing March 31, 2012, with the balance payable on the maturity date. Amounts outstanding under the Revolving Credit Facility are due and payable at maturity on September 16, 2016.
     Borrowings under the Second Lien Facility bear interest, at the option of Cumulus Holdings, at either the Base Rate plus 5.0%, subject to a Base Rate floor of 2.5%, or LIBOR plus 6.0%, subject to a LIBOR floor of 1.5%. The Second Lien Term Loan original principal amount is due on the maturity date, September 16, 2019.
     Interest on Base Rate-based borrowings is due on the last day of each calendar quarter, except with respect to swingline loans, for which interest is due on the day that such swingline loan is required to be repaid. Interest payments on loans whose interest rate is based upon LIBOR are due at maturity if the term is three months or less or every three months and at maturity if the term exceeds three months.
     For the period from September 16, 2011 through September 30, 2011, borrowings under the First Lien Term Loan bore interest at 5.75% per annum, borrowings under the Revolving Credit Facility bore interest at 5.50% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum.
     The representations, covenants and events of default in the First Lien Facility and the Second Lien Facility are customary for financing transactions of this nature. Events of default in the First Lien Facility and the Second Lien Facility include, among others,

(a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain cross defaults and cross accelerations; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the First Lien Facility and the Second Lien Facility, as applicable). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the First Lien Facility and the Second Lien Facility, as applicable, and the ancillary loan documents as a secured party.
     As a result of amounts being outstanding under the Revolving Credit Facility on September 30, 2011 the Revolving Credit Facility required compliance with a consolidated total net leverage ratio of 7.75 to 1.0 as of such date (with stepdowns beginning with the quarter ending June 30, 2012 if amounts are then outstanding thereunder).
     The First Lien Facility also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.
     At September 30, 2011, the Company was in compliance with all of the required covenants under the First Lien Facility and the Revolving Credit Facility. The Second Lien Facility does not contain any financial covenants.
     Certain mandatory prepayments on the First Lien Term Loan and the Second Lien Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
     The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the First Lien Facility and the Second Lien Facility are collateralized by a first priority lien and second priority lien, respectively, on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic subsidiaries and 66.0% of the capital stock of any future first-tier foreign subsidiaries. In addition, Cumulus Holdings’ obligations under the First Lien Facility and the Second Lien Facility are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings.
  7.75% Senior Notes
     On May 13, 2011, the Company issued $610.0 million aggregate principal amount of the 7.75% Senior Notes. Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the 2006 Credit Agreement.
     In connection with the Internal Restructuring, on September 16, 2011, the Company and Cumulus Holdings entered into a supplemental indenture with the trustee under the indenture governing the 7.75% Senior Notes which provided for, among other things, the (i) assumption by Cumulus Holdings of all obligations of the Company; (ii) substitution of Cumulus Holdings for the Company as issuer; (iii) release of the Company from all obligations as original issuer; and (iv) Company’s guarantee of all of Cumulus Holdings’ obligations, in each case under the indenture and the 7.75% Senior Notes.
     Interest on the 7.75% Senior Notes is payable on each May 1 and November 1, commencing November 1, 2011. The 7.75% Senior Notes mature on May 1, 2019.
     Cumulus Holdings, as issuer of the 7.75% Senior Notes, may redeem all or part of the 7.75% Senior Notes at any time on or after May 1, 2015. At any time prior to May 1, 2014, Cumulus Holdings may also redeem up to 35.0% of the 7.75% Senior Notes using the proceeds from certain equity offerings. At any time prior to May 1, 2015, Cumulus Holdings may redeem some or all of the 7.75% Senior Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. If Cumulus Holdings sells certain assets or experiences specific kinds of changes in control, it will be required to make an offer to purchase the 7.75% Senior Notes.
     In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, the Company has also guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees the Company’s indebtedness, Cumulus Holdings’ indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the licenses for the Company’s radio stations) guarantees, and will guarantee, the 7.75% Senior Notes. The

7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are the Company’s and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s and the other guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of the Company’s non-guarantor subsidiaries, including all of the liabilities of the Company’s and the guarantors’ foreign subsidiaries and the Company’s subsidiaries that hold the licenses for the Company’s radio stations.
     During the three months ended September 30, 2011, the Company capitalized $41.7 million in deferred financing costs and recorded $25.1 million related to debt discount on the issuance of such debt.
     For the three and nine months ended September 30, 2011, the Company recorded $1.0 million and $1.7 million of amortization costs, respectively, related to its credit facilities and 7.75% Senior Notes.
  2006 Credit Agreement
     In connection with the completion of the offering of the 7.75% Senior Notes and effective May 13, 2011, the Company entered into the Fifth Amendment to the 2006 Credit Agreement, dated as of June 7, 2006. The Fifth Amendment provided the Company the ability to complete the offering of the 7.75% Senior Notes, provided that proceeds therefrom were used to repay in full the term loans outstanding under the 2006 Credit Agreement. In addition, the Fifth Amendment, among other things, (i) provided for an incremental term loan facility of up to $200.0 million, which may only be accessed to repurchase the 7.75% Senior Notes under certain circumstances, (ii) replaced the total leverage ratio in the 2006 Credit Agreement with a secured leverage ratio, and (iii) amended certain definitions in the 2006 Credit Agreement to facilitate the Company’s ability to complete the offering of the 7.75% Senior Notes.
     The 2006 Credit Agreement provided for a revolving credit facility of $20.0 million, of which no amounts were outstanding at the time of the Global Refinancing. In the third quarter of 2011, in connection with the Global Refinancing, the 2006 Credit Agreement and the related $20.0 million revolving credit facility were terminated.
5. Fair Value Measurements
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
     Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 were as follows (dollars in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Total Fair	Markets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Liabilities:
Other current liabilities
Green Bay Option (1)	$10,711	$—	$—	$10,711

Total liabilities	$10,711	$—	$—	$10,711

(1)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 fair value measurement). The fair value represents an estimate of the net amount that the Company would pay if the option were transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.
     The reconciliation below contains the components of the change in fair value associated with the Green Bay Option from December 31, 2010 to September 30, 2011 (dollars in thousands):

Description	Green Bay Option

Fair value balance at December 31, 2010	$8,030
Add: Mark to market fair value adjustment	2,681

Fair value balance at September 30, 2011	$10,711

     To estimate the fair value of the Green Bay Option, the Company used a Black-Scholes valuation model. The significant inputs for the valuation model include the following:
•	total term of 1.9 years;

•	volatility rate of 27.6%;

•	annual dividend rate of 0.0%;

•	discount rate of 0.2%; and

•	market value of Green Bay stations of $5.2 million.
     The use of a different valuation model, or of different inputs or assumptions, could result in a materially different valuation.
     The carrying values of receivables, payables, and accrued expenses approximate their respective fair values due to the short maturity of these instruments.
     The following table shows the gross amounts and fair value of the Company’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility, 7.75% Senior Notes and term loan under the 2006 Credit Agreement (dollars in thousands):

	September 30, 2011	December 31, 2010

First Lien Term Loan:
Carrying value	$1,325,000	$—
Fair value value	$1,225,625	$—

Second Lien Term Loan:
Carrying value	$790,000	$—
Fair value	$718,900	$—

Revolving Credit Facility:
Carrying value	$200,000	$—
Fair value	$200,000	$—

7.75% Senior Notes:
Carrying value	$610,000	$—
Fair value	$495,625	$—

Term loan:
Carrying value	$—	$593,755
Fair value	$—	$547,850
     As of September 30, 2011, the Company used the trading prices of 92.5% and 91.0% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 81.3% to calculate the fair value of the 7.75% Senior Notes.
6. Stock Based Compensation
     On September 16, 2011, the Company issued stock options to certain of its officers under the Cumulus Media Inc. 2011 Equity Incentive Plan for 17,748,000 shares of Class A common stock with an aggregate grant date fair value of $23.4 million. The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30.0% of each award vesting on each of the first two anniversaries thereof, and 20.0% of each award vesting on each of the next two anniversaries thereof.
     In accordance with the terms of the Citadel Acquisition Agreement, each restricted stock award that was outstanding under Citadel’s 2010 Equity Incentive Plan immediately prior to the effective time of the Citadel Acquisition was deemed to constitute, on the same terms and conditions as were applicable under the original award, an award of (i) cash consideration, (ii) stock consideration, or (iii) mixed consideration, as determined in accordance with the Citadel Acquisition Agreement. This conversion resulted in the issuance of 883,386 restricted shares of the Company’s Class A common stock with an aggregate fair value of $2.2 million and payment of $17.6 million of cash consideration, of which $5.4 million was recognized in conjunction with the preliminary purchase price allocation for the portion of stock-based compensation expense related to the period prior to the Citadel Acquisition. The adjusted restricted shares will vest in full on June 3, 2012 or upon a termination without cause by the Company or for good reason by the employee, as defined under Citadel’s 2010 Equity Incentive Plan.
     During the second quarter of 2011, the Company granted 23,000 shares of time-vesting restricted Class A common stock, with an aggregate fair value on the date of grant of $0.1 million, or $4.43 per share, to the non-employee directors of the Company.
     During the first quarter of 2011, the Company granted Mr. L. Dickey, the Company’s chairman, president and chief executive officer, 160,000 shares of performance-vesting restricted Class A common stock and 160,000 shares of time-vesting restricted Class A common stock. The fair value on the date of grant of both of these awards was $1.6 million, or $4.87 per share. In addition, during the first quarter of 2011, the Company granted 170,000 shares of time-vesting Class A common stock, with an aggregate fair value on the date of grant of $0.8 million, or $4.87 per share, to certain other officers of the Company.
     For the three and nine months ended September 30, 2011, the Company recognized approximately $1.6 million and $2.8 million, respectively, in stock-based compensation expense, including $1.0 million and $2.1 million, respectively, of non-cash stock-based compensation expense.

7. Stockholders’ Equity
     The Company is authorized to issue an aggregate of 1,450,644,871 shares divided into four classes consisting of: (i) 750,000,000 shares designated as Class A common stock, (ii) 600,000,000 shares designated as Class B common stock, (iii) 644,871 shares designated as Class C common stock and (iv) 100,000,000 shares of preferred stock, each with a par value of $.01 per share (see Note 8, “Redeemable Preferred Stock”). Effective September 16, 2011, upon the filing with the Secretary of State of the State of Delaware of the Company’s Third Amended and Restated Certificate of Incorporation (the “Third Amended and Restated Charter”), each then-outstanding share of Class D common stock was converted to one share of Class B common stock.
     As discussed in Note 1, “Basis of Presentation, and Note 2, “Acquisitions and Dispositions,” the Company completed the CMP Acquisition on August 1, 2011. In connection with the CMP Acquisition, the Company issued approximately 3.3 million shares of Class A common stock and 6.6 million shares of Class B common stock to affiliates of the three private equity firms that had collectively owned the 75.0% of CMP not then-owned by the Company. Also in connection with the CMP Acquisition, the 3.7 million outstanding CMP Restated Warrants were amended to become exercisable for up to 8.3 million shares of Class B common stock.
     As also discussed in Note 1, “Basis of Presentation,” and Note 2, “Acquisitions and Dispositions,” the Company completed the Citadel Acquisition on September 16, 2011. In connection with the Citadel Acquisition, the Company issued 23.4 million shares of Class A common stock, including 0.9 million restricted shares, and warrants to purchase 47.7 million shares of Class A common stock (the “Citadel Warrants”) to holders of Citadel’s common stock and warrants. Additionally, 2.4 million warrants to purchase shares of the Company’s common stock related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy effective June 3, 2010 are held in reserve for potential future issuance by the Company.
     On September 16, 2011, pursuant to the Equity Investment, the Company issued and sold (i) 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the “Crestview Warrants”) to an affiliate of Crestview Partners II, L.P.; (ii) 125,000 shares of its newly created series of preferred stock to an affiliate of Macquarie (see Note 8, “Redeemable Preferred Stock”); and (iii) 4.7 million shares of Class A common stock and warrants to purchase 24.1 million shares of Class A common stock (the “UBS Warrants,” and, together with the Citadel Warrants, the “Company Warrants”) to UBS and certain other investors to whom UBS syndicated a portion of its investment commitment.
     Gross proceeds from the September 16, 2011 issuances of equity securities described above was $350.0 million. Direct issuance costs related to the issuances of the equity securities described above was $26.2 million, of which $16.2 million was paid as of September 30, 2011.
  Common Stock
     Except with regard to voting and conversion rights, shares of Class A, Class B and Class C common stock are identical in all respects. The preferences, qualifications, limitations, restrictions, and the special or relative rights in respect of the common stock and the various classes of common stock are as follows:
•	Voting Rights. The holders of shares of Class A common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders of the Company, and the holders of shares of Class C common stock are entitled to ten votes for each share of Class C common stock held. Generally, the holders of shares of Class B common stock are not entitled to vote on any matter. However, holders of Class B common stock and Class C common stock are entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of Class B common stock or Class C common stock, respectively, that does not similarly affect the rights or obligations of the holders of Class A common stock. The holders of Class A common stock and of Class C common stock vote together, as a single class, on all matters submitted for a vote to the stockholders of the Company.

•	Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of Class A common stock following such conversion, the holder shall first deliver to the Company an ownership certification to enable the Company (a) to determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) to obtain any necessary approvals from the FCC or the United States Department of Justice.
     After payment of dividends to the holders of Series A Preferred Stock, the holders of the Company’s common stock share ratably in any dividends that may be declared by the board of directors of the Company.
  2009 Warrants
     In June 2009, in connection with the execution of an amendment to its then-existing credit agreement, the Company issued warrants to purchase 1.3 million shares of Class A common stock to the lenders under that credit agreement (the “2009 Warrants”). The 2009 Warrants expire on June

29, 2019. Each 2009 Warrant is immediately exercisable to purchase Class A common stock at an exercise price of $1.17 per share. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. As of September 30, 2011, 1.2 million 2009 Warrants remain outstanding.
    CMP Restated Warrants
     Also in connection with the completion of the CMP Acquisition, Radio Holdings entered into an amended and restated warrant agreement, dated as of August 1, 2011 (the “Restated Warrant Agreement”), with the holders of outstanding warrants to purchase shares of common stock of Radio Holdings. Pursuant to the Restated Warrant Agreement, and subject to the terms and conditions thereof, the previously outstanding 3.7 million Radio Holdings warrants were amended and restated to no longer be exercisable for shares of common stock of Radio Holdings but instead be exercisable, commencing on May 2, 2012 (the “Exercise Date”) at an exercise price of $.01 per share, for an aggregate of 8.3 million shares of Class B common stock (subject to adjustments for rounding for fractional shares) (the “CMP Restated Warrants”). The CMP Restated Warrants expire upon the earlier to occur of (i) March 26, 2019 and (ii) the later of (A) the 30th day succeeding the redemption in full of all of Radio Holdings’ outstanding Series A preferred stock, and (b) the 90th day succeeding the Exercise Date. The fair value of the CMP Restated Warrants is based upon the fair value of the underlying stock.
    Equity Held in Reserve
     Citadel emerged from bankruptcy effective June 3, 2010 and, as of September 16, 2011, certain bankruptcy-related claims remained open for final resolution. As part of the Citadel Acquisition and as of September 30, 2011, 2.4 million of warrants to purchase the company’s common stock were reserved for potential future issuance in connection with the settlement of these remaining allowed, disputed or unreconciled unsecured claims. Equity held in reserve is included in additional paid - in capital on the consolidated balance sheet at September 30, 2011.
    Company Warrants
     At the effective time of the Citadel Acquisition, the Company issued the Company Warrants. The Company Warrants were issued under a warrant agreement (the “Warrant Agreement”), dated September 16, 2011, and the Company Warrants entitle the holders thereof to purchase, on a one-for-one basis, shares of Class A common stock and are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and the like. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
     Conversion of the Company Warrants is subject to the Company’s compliance with applicable FCC regulations, and the Company Warrants are exercisable provided that ownership of the Company by the holder does not cause the Company to violate applicable FCC rules and regulations surrounding foreign ownership of broadcasting licenses.
     Holders of Company Warrants will participate ratably in any distributions on the Company’s common stock on an as-exercised basis. No distribution shall be made to holders of Company Warrants or common stock if (i) an FCC ruling, regulation or policy prohibits such distribution to holders of Company Warrants or (ii) the Company’s FCC counsel opines that such distribution is reasonably likely to cause (a) the Company to violate any applicable FCC rules or regulations or (b) any holder of Company Warrants to be deemed to hold an attributable interest in the Company.
    Crestview Warrants
     Pursuant to the Equity Investment, but pursuant to a separate warrant agreement, the Company issued 7.8 million Crestview Warrants to purchase shares of Class A common stock at an exercise price of $4.34 per share. The Crestview Warrants are exercisable until the tenth anniversary of the closing of the Equity Investment, and the exercise price is subject to standard weighted average adjustments in the event that the Company subsequently issues additional shares of common stock or common stock derivatives for less than the fair market value per share as of the date of such issuance or sale. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like.
8. Redeemable Preferred Stock
     The Company designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). In connection with the Equity Investment, the Company issued 125,000 shares of Series A Preferred Stock for an aggregate amount of $125.0 million. Net proceeds to the Company were $110.7 million, after deducting $14.3 million in fees. No other shares of Series A Preferred Stock are issuable in the future, except for such shares as may be issued as dividends in lieu of any cash dividends in accordance with the terms thereof, and the Series A Preferred Stock ranks senior to all common stock and each series of stock the Company may subsequently designate with respect to dividends, redemption and distributions upon liquidation, winding-up and dissolution of the Company.

     The Series A Preferred Stock has a perpetual term, a liquidation value equal to the amount invested therein plus any accrued but unpaid dividends, and dividend rights as described below. The Series A Preferred Stock generally does not have voting rights, except with respect to any amendment to the Company’s Third Amended and Restated Charter that would adversely affect the rights, privileges or preferences of the Series A Preferred Stock. Although the shares of Series A Preferred Stock include a mandatory redemption feature, there is no stated or probable date of redemption.
     Holders of the Series A Preferred Stock are entitled to receive mandatory and cumulative dividends in an amount per annum equal to the dividend rate (described below) multiplied by the liquidation value, calculated on the basis of a 360-day year, from the date of issuance, whether or not declared and whether or not the Company reports net income. The dividends are payable in arrears in cash, except that, at the option of the Company, up to 50.0% of the dividends for any period may be paid through the issuance of additional shares of Series A Preferred Stock. Payment of dividends on the Series A Preferred Stock is in preference and prior to any dividends payable on any class of the Company’s common stock.
     Dividends on the Series A Preferred Stock accrue at an annual rate as follows:
•	10.0% through March 15, 2012;
•	14.0% for the period commencing on March 16, 2012 and ending on September 15, 2013;
•	17.0% plus the increase in the 90-day LIBOR from September 16, 2011 to September 16, 2013 for the period commencing on September 16, 2013 and ending on September 15, 2015; and
•	20.0% plus the increase in the 90-day LIBOR from September 16, 2011 to September 16, 2015 for all periods commencing on or after September 16, 2015, with an adjustment to the rate every two years thereafter.
     The Company accrued $0.5 million in dividends, and accreted $0.2 million, on the Series A Preferred Stock during the three and nine months ended September 30, 2011. The Company will pay approximately $0.5 million in dividends in the fourth quarter of 2011 in accordance with the terms described above.
     In the event of the liquidation, dissolution or winding-up of the affairs of the Company (as defined in the certificate of designations relating to the Series A preferred stock agreement), whether voluntary or involuntary, the holders thereof at the time shall be entitled to receive liquidating distributions with respect to each share of Series A preferred stock in an amount equal to the amount invested therein plus any accrued but unpaid dividends, and dividend rights to the fullest extent permitted by law, before any distribution of assets is made to the holders of our common stock.
     Additionally, upon receipt by the Company of net cash proceeds from (i) the issuance by the Company or any of its subsidiaries of debt for borrowed money or (ii) the issuance by the Company or any of its subsidiaries of equity, the Company shall redeem, for cash, to the fullest extent permitted by law, that number of shares of Series A preferred stock with an aggregate redemption price equal to the lesser of (1) an amount equal to 100% of such net cash proceeds and (2) the $125.0 million aggregate par value of the Series A preferred stock plus any accrued but unpaid dividends.
     Gross proceeds from the September 16, 2011 issuance of the preferred stock referred to above was $125.0 million. Direct issuance costs related thereto were $14.3 million.
     In conjunction with the CMP Acquisition, we assumed preferred stock of CMP with a fair value of $41.1 million as of August 1, 2011, which was the par value of $32.7 million plus cumulative undeclared dividends of $8.3 million as of the acquisition date. The Company recorded $0.5 million in dividends for the period from the date of the CMP Acquisition, August 1, 2011, to September 16, 2011. This preferred stock was redeemed on September 16, 2011 for $41.6 million.
9. Earnings Per Share (“EPS”)
     For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company allocates undistributed net income between each class of common stock on an equal basis as the Third Amended and Restated Charter provides that the holders of each class of common stock have equal rights and privileges, except with respect to voting on certain matters.
     Nonvested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic Earnings Per Share
Numerator:
Undistributed net income	$59,538	$9,731	$76,998	$21,891
Less:
Dividends declared	1,017	—	1,017	—
Accretion of redeemable preferred stock and increased dividend adjustment	526	—	526	—
Participation rights of the Company Warrants in undistributed earnings	9,181	—	5,614	—
Participation rights of unvested restricted stock in undistributed earnings	1,507	385	2,534	822

Basic undistributed net income — attributable to common shares	$47,307	$9,346	$67,307	$21,069

Denominator:
Basic weighted average shares outstanding	73,919	40,372	53,007	40,322

Basic Earnings Per Share — attributable to common shares	$0.64	$0.23	$1.27	$0.52

Diluted Earnings Per Share:
Numerator:
Undistributed net income	$59,538	$9,731	$76,998	$21,891
Less:
Dividends declared	1,017	—	1,017	—
Accretion of redeemable preferred stock	526	—	526	—
Participation rights of the Company Warrants in undistributed net income	8,446	—	5,339	—
Participation rights of unvested restricted stock in undistributed earnings	1,386	378	2,410	806

Basic undistributed net income — attributable to common shares	$48,163	$9,353	$67,706	$21,085

Denominator:
Basic weighted average shares outstanding	73,919	40,372	53,007	40,322
Effect of dilutive options and warrants	6,445	658	2,734	824

Diluted weighted average shares outstanding	80,364	41,030	55,741	41,146

Diluted Earnings Per Share — attributable to common shares	$0.60	$0.23	$1.21	$0.51

     The Company has issued to key executives and employees shares of restricted stock and stock options to purchase shares of common stock as part of the Company’s equity incentive plans. At September 30, 2011, restricted stock and stock options to purchase the following amounts of common stock were issued and outstanding:

September 30, 2011
Restricted shares of Class A common stock	2,659,613
Options to purchase Class A common stock	18,533,009
10. Income Taxes
     The Company accounts for income taxes in accordance with authoritative accounting guidance which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in addressing the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns.

     In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. A change in the assessment of the outcomes of such matters could materially impact the Company’s consolidated financial statements. The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with authoritative accounting guidance, the Company recognizes liabilities for anticipated tax audit issues based on managements’ estimates of whether, and the extent to which, additional taxes may be required. If the Company ultimately determines that payment of these amounts is unnecessary, then the Company reverses the liability and recognizes a tax benefit during the period in which the Company determines that the liability is no longer necessary. The Company also recognizes tax benefits to the extent that it is more likely than not that its positions will be sustained if challenged by the taxing authorities. To the extent the Company prevails in matters for which liabilities have been established, or are required to pay amounts in excess of its liabilities, the Company’s effective tax rate in a given period may be materially affected. An unfavorable tax settlement would require cash payments and may result in an increase in the Company’s effective tax rate in the year of resolution. A favorable tax settlement would be recognized as a reduction in the Company’s effective tax rate in the year of resolution. The Company reports interest and penalties related to uncertain income tax positions as income taxes.
     In connection with the Citadel Acquisition, the Company acquired federal net operating losses totaling approximately $247.0 million. Due to the change in control in Citadel, these net operating losses are subject to annual limitations on their usage that the Company currently estimates will be between $70.0 and $80.0 million per year. In addition, the Citadel Acquisition triggered a change in control for the Company that will result in the Company’s net operating losses also being subject to annual limitation on their usage. The Company is currently evaluating the extent of these annual limitations.
     Additionally, during the three months ended September 30, 2011, the Company established unrecognized tax benefit liabilities related to the Citadel Acquisition and the CMP Acquisition. The following table reconciles unrecognized tax benefits during the period (dollars in thousands):

Beginning balance at December 31, 2010	$2,128
Increases for tax positions related to the current year — CMP Acquisition	311
Increases for tax positions related to the current year — Citadel Acquisition	12,025
Reductions due to lapsed statute of limitations	—

Ending balance at September 30, 2011	$14,464

     The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full current year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during calendar 2011 could be different from the forecast rate. The Company’s effective tax rate was 636.6% and 12.5% for the three months ended September 30, 2011 and September 30, 2010, respectively. The effective tax rate was -607.4% and 11.2% for the nine months ended September 30, 2011 and September 30, 2010, respectively. The effective tax rate increased significantly for the three months ended September 30, 2011 compared to the prior year period due to the impact of the CMP Acquisition and Citadel Acquisition providing future sources of taxable income sufficient to allow for a partial release of the valuation allowance previously recorded against the Company’s deferred tax assets.
     The Company regularly reviews its deferred tax assets for recoverability taking into consideration such factors as historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. Current authoritative tax guidance requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further stipulates that “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” Since inception through September 30, 2011, the Company maintained a 100% valuation allowance equal to the deferred U.S. tax assets after considering the U.S. deferred tax assets that can be realized through offsets to existing taxable temporary differences. The Company does not consider the indefinite-lived intangible assets as future sources of taxable income when determining the amount of valuation allowance needed.
     As a result of the CMP Acquisition and the Citadel Acquisition, the Company released $71.2 million of its valuation allowance. Because a business combination is a transaction that cannot be anticipated in the effective rate calculation prior to the acquisition date, the Company considered the valuation allowance as an unusual or infrequent item. The Company treated the release of the entire valuation allowance as a result of the business combinations as a discrete item as of the respective acquisition dates. The treatment of the release of the valuation allowance is an accounting policy election that the Company will apply consistently.
11. Commitments and Contingencies
   Future Commitments
     Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on longer-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judges charged with determining the license fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. When the final license fees are set (either by negotiation or by court order), the rates will be retroactive to January 1, 2010, and the amounts could be greater or less than the temporary fees and could be material to the Company’s financial results and cash flows.
     The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron was $4.4 million as of September 30, 2011 and is expected to be paid in accordance with the agreements through June 2013.
     The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
    Legal Proceedings
     In August 2005, the Company and certain other radio broadcasting companies were subpoenaed by the Office of the Attorney General of the State of New York in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation. It is not possible to reasonably estimate what the Company’s loss exposure, if any, could be related to this investigation, but the Company does not currently anticipate that any exposure would materially adversely affect the Company’s financial condition or results of operations.
     On December 11, 2008, Qantum Communications (“Qantum”) filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star Broadcasting, Inc. (“Star”), which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortiously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). On February 27, 2011, the Company entered into a settlement agreement with Star. In connection with the settlement regarding the since-terminated attempt to purchase WTKE, the Company recorded $7.8 million in costs associated with the terminated transaction in the consolidated statement of operations for the year ended December 31, 2010, that are payable in 2011. As of September 30, 2011, the Company has made $5.8 million of such payments.
     On January 21, 2010, a former employee of CMP Susquehanna Corp. (“CMPSC”) (which became a subsidiary of Cumulus Media upon completion of the CMP Acquisition on August 1, 2011) filed a purported class action lawsuit, pending in the United States District Court, Northern District of California, San Francisco Division (the “Court”), against CMPSC claiming (i) unlawful failure to pay required overtime wages; (ii) late pay and waiting time penalties; (iii) failure to provide accurate itemized wage statements; (iv) failure to indemnify for necessary expenses and losses; and (v) unfair trade practices under California’s Unfair Competition Act.
     On September 2, 2011, CMPSC and this former employee entered into a Joint Stipulation re: Settlement and Release of Class Action Claims (the “Settlement”) with respect to such lawsuit. The Settlement, which remains subject to the approval of the Court, provides for the payment by CMPSC of a maximum of $0.9 million in full and final settlement of all of the claims made in the lawsuit.
     In March 2011, the Company and certain of its subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C, d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. The Company is vigorously defending this lawsuit and is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.
     On March 14, 2011, Citadel, its board of directors and Cumulus Media were named in a putative stockholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Citadel stockholder. On March 23, 2011, these same defendants, as well as Cumulus Holdings and Cadet Merger Corporation, an indirect wholly-owned subsidiary of the Company (“Merger Sub”), were named in a second putative stockholder class action complaint filed in the same court by another purported Citadel stockholder. The complaints alleged that Citadel’s directors breached their fiduciary duties by approving the merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleged that Citadel’s directors breached their fiduciary duties by allegedly withholding material information relating to the merger. The two complaints further alleged that Citadel and Cumulus Media aided and abetted the Citadel directors’ alleged breaches of fiduciary duties, and the complaint filed in the second action alleged, additionally, that Cumulus Holdings and Merger Sub aided and abetted these alleged breaches of fiduciary duties. The complaints sought, among other things, a declaration that the action could proceed as a class action, an order enjoining the completion of the merger, rescission of the merger, attorneys’ fees, and such other relief as the court deemed just and proper. The complaint filed in the second action also sought rescissory damages. On June 23, 2011, the court consolidated the two Nevada actions and appointed lead counsel. On July 29, 2011 and August 16, 2011, respectively, lead counsel filed separate Notices of Voluntary Dismissal dismissing the plaintiffs’ claims against all defendants without prejudice, because the plaintiffs no longer had standing to pursue claims on their own behalf or on behalf of the putative class.
     On May 6, 2011, two purported common stockholders of Citadel filed a putative class action complaint against Citadel, its board of directors, Cumulus Media, Cumulus Holdings, and Merger Sub in the Court of Chancery of the State of Delaware. On July 19, 2011, the plaintiffs in the Delaware action filed an amended complaint alleging that Citadel’s directors breached their fiduciary duties to Citadel’s stockholders by approving the merger for allegedly inadequate consideration, following an allegedly unfair sale process, and by failing to disclose material information related to the merger. The amended complaint further alleged that Citadel, Cumulus Media, Cumulus Holdings, and Merger Sub aided and abetted these alleged fiduciary breaches. The complaint sought, among other things, an order enjoining the merger, a declaration that the action is properly maintainable as a class action, and rescission of the merger agreement, as well as attorneys’ fees and costs. On August 1, 2011, the plaintiffs in the Delaware action filed a Notice of Dismissal pursuant to Court of Chancery Rule 41(a)(1)(i) dismissing their claims against all the defendants without prejudice. On August 3, 2011, the plaintiffs in the Delaware action filed a revised notice and proposed Order of Dismissal pursuant to Rule 41(a)(1)(i) seeking dismissal of their claims against all defendants without prejudice. This Order of Dismissal was granted on August 5, 2011, dismissing all claims.
     The Company is currently, and expects that from time to time in the future it will be, party to, or a defendant in, various claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
12. Restricted Cash
     As of September 30, 2011, the Company’s balance sheet included approximately $3.5 million in restricted cash, of which $2.3 million relates to a cash reserve from the Citadel Acquisition which will be used to satisfy the remaining allowed, disputed or unreconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. The remaining $1.2 million relates to securing the maximum exposure generated by automated clearing house transactions in its operating bank accounts and is dictated by the Company’s bank’s internal policies with respect to cash.
13. Intangible Assets and Goodwill
     The following tables present the changes in intangible assets and goodwill during the periods ended December 31, 2010 and September 30, 2011 and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total

Intangible Assets:
Balance as of December 31, 2009	$160,801	$579	$161,380

Acquisition	230	—	230
Amortization	—	(201)	(201)
Impairment	(629)	—	(629)
Reclassifications	16	174	190

Balance as of December 31, 2010	$160,418	$552	$160,970

Acquisition	1,465,924	450,707	1,916,631
Disposition	(1,533)	(83)	(1,616)
Amortization	—	(8,613)	(8,613)

Balance as of September 30, 2011	$1,624,809	$442,563	$2,067,372

	2011	2010

Balance as of January 1:
Goodwill	$285,820	$285,820
Accumulated impairment losses	(229,741)	(229,699)

Subtotal	56,079	56,121
Acquisitions	1,257,118	—
Balance as of September 30:
Goodwill	1,542,938	285,820
Accumulated impairment losses	(229,741)	(229,741)

Total	$1,313,197	$56,079

     The Company has significant intangible assets recorded comprised primarily of indefinite-lived broadcast licenses, definite-lived advertiser relationships and goodwill acquired through the acquisition of radio stations. Applicable accounting guidance related to goodwill and other intangible assets requires that the carrying value of the Company’s goodwill and certain intangible assets be reviewed at least annually, and more often if certain circumstances are present, for impairment, with any changes charged to results of operations in the periods in which the recorded value of those assets is more than their respective fair market value.
     In connection with each of the CMP Acquisition and the Citadel Acquisition, the Company has made certain preliminary allocations of the purchase price paid therein to each of the tangible and intangible assets and liabilities acquired, including goodwill. Such amounts are reflected as changes during the period ended September 30, 2011, and in the balances as of such date. Such purchase price allocations are preliminary and subject to change during the respective measurement periods. Any such changes could be material, and could result in significantly different allocations from those contained in the tables above.
14. Related Party
     During the third quarter of 2010, the Company entered into a management agreement with DM Luxury, LLC (“DM Luxury”). DM Luxury is 50.0% owned by Dickey Publishing, Inc. and Dickey Media Investments, LLC, each of which is partially owned by Mr. L. Dickey Jr. and other members of his family. Pursuant to the agreement with DM Luxury, the Company provides back office shared services, such as finance, accounting, treasury, internal audit, use of corporate headquarters, legal, human resources, risk management and information technology for an annual management fee equal to the greater of $0.5 million and 5.0% of DM Luxury’s adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) on an annual basis. The Company recorded $0.1 million and $0.4 million of revenues from this agreement during the three and nine months ended September 30, 2011, respectively.
     Concurrent with the October 31, 2005 formation of CMP, the Company entered into a management agreement with a subsidiary of CMP, pursuant to which the Company’s personnel managed the operations of CMP’s subsidiaries. The agreement provided for the Company to receive, on a quarterly basis, a management fee that was approximately 4.0% of the subsidiary of CMP’s annual EBITDA or $4.0 million, whichever was greater. The Company recorded as net revenues from CMP approximately $0.3 million and $2.3 million for the three and nine months ended September 30, 2011, respectively, and $1.0 million and $3.0 million for the three and nine months ended September 30, 2010, respectively. This management agreement was terminated as of the date of the CMP Acquisition and no revenues have been recorded related to the agreement since August 1, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
   General
     The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contain and refer to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our inability to renew one or more of our broadcast licenses, changes in interest rates, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives and significant changes from the preliminary to the final allocation of the purchase price of the assets and liabilities of acquired companies. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
     For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited consolidated financial statements included elsewhere in this quarterly report.
   Recent Transactions
     On August 1, 2011, we completed our previously announced acquisition of the remaining 75.0% of the equity interests of CMP that we did not already own. CMP’s results of operations have been included in the accompanying unaudited consolidated financial statements since that date. In connection with the CMP Acquisition, we issued 9.9 million shares of our common stock to the CMP Sellers. For additional information regarding the CMP Acquisition, see Note 1, “Basis of Presentation,” and Note 2, “Acquisitions and Dispositions.” Pursuant to a management agreement, we had operated CMP’s business since 2006. Also in connection with the CMP Acquisition, the outstanding 3.7 million CMP Restated Warrants were amended and restated to become exercisable for up to 8.3 million shares of our common stock.
     On September 16, 2011, we completed the previously announced Citadel Acquisition, pursuant to which we acquired Citadel for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.4 million shares of Class A common stock, including 0.9 million restricted shares, warrants to purchase 47.7 million shares of Class A common stock, 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, and the assumption of outstanding debt, which was refinanced as part of our previously announced related Global Refinancing. The Citadel Acquisition was completed through the merger (the “Merger”) of Merger Sub with and into Citadel, with Citadel surviving the Merger and becoming an indirect wholly-owned subsidiary of the Company. Citadel’s results of operations have been included in the accompanying unaudited consolidated financial statements since that date.
     In connection with the closing of the Citadel Acquisition and the completion of the Global Refinancing, the Company repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of the Company’s other wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing and the cash portion of the purchase price paid in the Citadel Acquisition were funded with (i) $1.325 billion in borrowings under the First Lien Term Loan, $200.0 million in borrowings under the Revolving Credit Facility (both evidenced by the First Lien Facility) and $790.0 million in borrowings under the Second Lien Term Loan (evidenced by the Second Lien Facility), and (ii) proceeds from the sale of $475.0 million of our securities pursuant to the Equity Investment. Specifically, pursuant to the Equity Investment, Cumulus issued and sold 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock to Crestview, 125,000 shares of Series A Preferred Stock to Macquarie, and 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of Class A common stock to UBS and certain other entities.

     Also in connection with the Citadel Acquisition and as part of the transactions contemplated by the Global Refinancing, the Company completed the Internal Restructuring pursuant to which the Company reorganized into a holding company structure and in which, among other things, the Company’s wholly-owned subsidiary, Cumulus Holdings, was substituted for the Company as the issuer under the 7.75% Senior Notes, which remain outstanding.
   Operating Overview
     We believe we are the largest pure-play radio broadcaster in the United States based on number of stations. At September 30, 2011, we owned or operated more than 570 radio stations (including under LMAs) in 120 United States media markets and a nationwide radio network serving over 4,000 stations. Under LMAs, we provide sales and marketing services for seven radio stations in the United States. In addition to entering into LMAs, we have in the past, and expect that we will from time to time in the future enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.
     Cumulus believes that by completing the CMP Acquisition and the Citadel Acquisition, it has created a leading radio broadcasting company with an opportunity to leverage and expand upon its strengths, market presence and programming. Specifically, with the completion of these acquisitions, Cumulus has an extensive large and mid-sized market radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, all of which are designed to reduce dependence on any single demographic, region or industry. Cumulus believes its increased scale will allow larger, more significant investments in the local digital media marketplace and allow Cumulus’ local digital platforms and strategies, including its social commerce initiatives, to be applied across significant additional markets. Furthermore, the acquisition of Citadel’s nationwide radio network of approximately 4,000 station affiliates and 9,000 program affiliates, which reach approximately 107 million listeners weekly, is intended to create a national network platform for the syndication of Cumulus’ content and technology assets.
     Cumulus intends to leverage its experienced management team in an effort to capitalize on the opportunities presented by the completion of each of the CMP Acquisition and the Citadel Acquisition. Specifically, Cumulus believes that the capital structure of the Company resulting from the issuances of securities in connection with the acquisitions and the Equity Investment will provide increased liquidity and scale to pursue and finance strategic acquisitions in the future. Cumulus also believes that it will be able to achieve $51.9 million of cost synergies resulting from the integration of Citadel’s historical operations by the end of 2011 which, when combined with the expected incremental revenues therefrom and the other expected benefits from the foregoing transactions, should strongly position Cumulus for future growth.
   Liquidity Considerations
     Historically, our principal needs for funds have been for acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A common stock, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters including, but not limited to, expected capital expenditures associated with implementing HD Radiotm technology, as well as expenses relating to the ongoing integration of Citadel and CMP into our Company and additional expenses incurred in connection with those operations including the operations of our acquired radio network.
     Our principal sources of funds historically have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe the acquisition of the broad diversity in format, listener base, geography, advertiser base and revenue stream that accompanied the CMP Acquisition and the Citadel Acquisition should help us reduce dependence on any single demographic, region or industry.
     On September 16, 2011 in connection with the closing of the Citadel Acquisition and in order to complete the Global Refinancing, the Company entered into the First Lien Facility and the Second Lien Facility. The First Lien Facility consists of the $1.325 billion First Lien Term Loan and the $300.0 million Revolving Credit Facility. The Second Lien Facility consists of the $790.0 million

Second Lien Term Loan. On that date and also in connection therewith, the Company used borrowings of $1.325 billion under the First Lien Term Loan, $200.0 million under the Revolving Credit Facility and $790.0 million under the Second Lien Term Loan, along with proceeds from the Equity Investment, to repay approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company (including the repayment of amounts outstanding under, and the termination of, the 2006 Credit Agreement), (b) certain of the Company’s other wholly-owned subsidiaries, and (c) Citadel. The $610.0 million of 7.75% Senior Notes issued by the Company in May 2011 remain outstanding, with Cumulus Holdings substituted as the issuer thereunder pursuant to the Internal Restructuring.
     Pursuant to the Equity Investment, on September 16, 2011, the Company issued and sold (i) 51,843,318 shares of Class A common stock to Crestview; (ii) 125,000 shares of Series A Preferred Stock to Macquarie; and (iii) 4,749,566 shares of Class A common stock and immediately exercisable warrants to purchase 24,052,302 shares of its Class A common stock to UBS and certain other investors. Also pursuant thereto, the Company issued the Crestview Warrants to purchase 7,776,498 shares of Class A common stock, at an exercise price of $4.34 per share. Dividends on the Series A Preferred Stock accrue at a rate of 10.0% per annum for the first six months from issuance, and 14% per annum for the period commencing on March 16, 2012 and ending on September 15, 2013, with additional increases for every two-year period thereafter. The dividends are payable in cash, except that, at the option of the Company, up to 50% of the dividends for any period may be paid through the issuance of additional shares of Series A Preferred Stock. Payment of dividends on the Series A Preferred Stock is in preference and prior to any dividends payable on any class of the Company’s common stock and, in the event of any liquidation, dissolution or winding up of the Company, holders of Series A Preferred Stock are entitled to the liquidation value thereof prior to, and in preference of, payment of any amounts to holders of any class of the Company’s common stock.
     After giving effect to the completion of the CMP Acquisition, the Citadel Acquisition and all of the related transactions, as of September 30, 2011, the Company had outstanding the following securities:
•	119,460,855 shares of Class A common stock;
•	12,439,667 shares of Class B common stock;
•	644,871 shares of Class B common stock;
•	warrants to purchase 84,452,250 shares of common stock; and
•	125,000 shares of Series A preferred stock.
     Though we anticipate a continuing recovery in automotive advertising and continued broad-based increases across many key local advertising categories, these gains will likely be offset by the absence of robust political advertising spending experienced in the second half of 2010.
     We have assessed the current and expected implications of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of September 30, 2011, that cash on hand, cash expected to be generated from operating activities, borrowing availability under the Revolving Credit Facility will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and repurchases of securities and other debt obligations through September 30, 2012. However, given the uncertainty of our markets’ cash flows, the quality of our accounts receivable, uncertainties in connection with the integration of the CMP Acquisition and the Citadel Acquisition, including with respect to the timing and achievement of expected synergies therefrom, no assurances can be provided in this regard.
   Advertising Revenue and Adjusted EBITDA
     Our primary source of revenues has historically been the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. In addition, we believe that the radio station portfolio that we own and operate as a result of the CMP Acquisition and the Citadel Acquisition, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream, will further reduce our revenue dependence on any single demographic, region or industry.
     Our radio stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $12.8 million and $12.4 million in the nine months ended September 30, 2011 and 2010, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 75.0% and 83.0% of our total revenues during the nine months ended September 30, 2011 and 2010, respectively.
     In future periods, we expect that our recently acquired radio network will generate substantially all of its revenue from the sale of advertising time accumulated from its affiliate stations. Typically, in exchange for the right to broadcast radio network programming, its affiliates remit a portion of their advertising time, which is then aggregated into packages focused on specific demographic groups and sold by the radio network to its advertiser clients who want to reach the listeners who comprise those demographic groups on a national basis. The radio network is also expected to generate advertising revenue by embedding a defined number of advertising units in its syndicated programs, which it sells to advertisers at premium prices.
     Our advertising revenues vary by quarter throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter produced the lowest revenues during the last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters are expected to produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives.
     Adjusted EBITDA is the financial metric utilized by management to analyze the cash flow generated by the Company’s business. This measure isolates the amount of income generated by its radio stations after the incurrence of corporate general and administrative expenses. Management also uses this measure to determine the contribution of the Company’s radio station portfolio, including the corporate resources employed to manage the portfolio, to the funding of its other operating expenses and to the funding of debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our First Lien Credit Facility.
     In deriving this measure, management excludes depreciation, amortization and non-cash stock-based compensation expense from the measure as these do not represent cash payments for activities related to the operation of the radio stations. In addition, we also exclude LMA fees from our calculation of Adjusted EBITDA, even though such fees require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our First Lien Credit Facility. Management excludes any gain or loss on the exchange of radio stations as it does not represent a cash transaction. Management also excludes any realized gain or loss on derivative instruments as it does not represent a cash transaction nor is it associated with radio station operations. Management excludes impairment of goodwill and intangible assets as it does not represent a cash transaction. Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a radio company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for radio broadcasting companies, and is a key metric for purposes of calculating and determining compliance with certain covenants in our First Lien Credit Facility. Given the relevance to the overall value of the Company, management believes that investors consider the metric to be extremely useful.
     Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP.
     A quantitative reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, follows in this section.

   Results of Operations
     Primarily as a result of the completion of the significant transactions described above in the third quarter of 2011, Cumulus believes that its results of operations for the quarter ended September 30, 2011, and its financial condition at such date, will provide only limited comparability to prior periods. Investors are cautioned to not place undue reliance on any such comparison. Revenues and net income of $32.0 million and $9.9 million, respectively, attributable to CMP since August 1, 2011 are included in the Company’s accompanying unaudited consolidated financial statements for both the three and nine month periods ended September 30, 2011. Revenues and net income of $33.3 million and $11.1 million, respectively, attributable to Citadel since September 16, 2011 are included in the Company’s accompanying unaudited consolidated financial statements for both the three and nine month periods ended September 30, 2011.
     Analysis of the Consolidated Results of Operations. The following analysis of selected data from our unaudited consolidated statements of operations and other supplementary data includes the results of CMP and Citadel from their dates of acquisition, August 1, 2011 and September 16, 2011, respectively, and should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30,		September 30,		Three Months	Nine Months
	2011	2010	2011	2010	Ended	Ended

STATEMENT OF OPERATIONS DATA:
Net revenues	$132,303	$67,455	$259,340	$193,552	96.1%	34.0%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	77,873	40,486	154,586	120,829	92.3%	27.9%
Depreciation and amortization	11,219	2,222	15,231	7,130	404.9%	113.6%
LMA fees	530	607	1,670	1,500	-12.7%	11.3%
Corporate, general and administrative expenses (including non-cash stock-based compensation expense)	44,654	4,680	61,924	13,824	854.1%	347.9%
Gain on exchange of assets or stations	—	—	(15,278)	—	* *	* *
Realized loss on derivative instrument	1,436	746	2,681	1,810	92.5%	48.1%

Operating income	(3,409)	18,714	38,526	48,459	-118.2%	-20.5%
Interest expense, net	(19,503)	(7,586)	(34,999)	(23,728)	157.1%	47.5%
Loss on early extinguishment of debt	—	—	(4,366)	—	* *	* *
Gain on equity investment in CMP	11,636	—	11,636	—	* *	* *
Other income (expense), net	181	(6)	87	(87)	* *	* *
Income tax benefit (expense)	70,633	(1,391)	66,114	(2,753)	-5177.9%	-2501.5%

Net income	$59,538	$9,731	$76,998	$21,891	511.8%	251.7%

OTHER DATA:
Adjusted EBITDA (1)	$10,732	$22,845	$44,973	$59,914	-53.0%	-24.9%

**	Calculation is not meaningful.

(1)	Adjusted EBITDA consists of net income before depreciation and amortization, LMA fees, non-cash stock-based compensation expense, gain or loss on the exchange of assets or stations, any realized gain or loss on derivative instruments, interest expense, net, any gain or loss on the early extinguishment of debt and income tax expense. Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, above under “Advertising Revenue and Adjusted EBITDA” and below under “Adjusted EBITDA.”
    Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
     Net Revenues. Excluding the impact of net revenues as a result of the CMP Acquisition and the Citadel Acquisition, net revenues for the three months ended September 30, 2011 decreased $0.5 million, or 0.6%, to $67.0 million compared to $67.5 million for the three months ended September 30, 2010. This decrease was primarily attributable to reduced political advertising of $1.2 million and a decrease in management fee income of $0.7 million, partially offset by our increase in core revenues.

     Direct Operating Expenses, Excluding Depreciation and Amortization. Excluding the impact of direct operating expenses as a result of the CMP Acquisition and the Citadel Acquisition, direct operating expenses for the three months ended September 30, 2011 decreased $2.2 million, or 5.4%, to $38.9 million, compared to $41.1 million for the three months ended September 30, 2010. This decrease is primarily due to decreases in fixed sales, expenses and other operating costs.
     Depreciation and Amortization. Excluding the impact of depreciation and amortization as a result of the CMP Acquisition and the Citadel Acquisition, depreciation and amortization for the three months ended September 30, 2011 decreased $0.5 million, or 23.0%, to $1.7 million, compared to $2.2 million for the three months ended September 30, 2010, due primarily to a more fully depreciated asset base, partially offset by additions to our asset base throughout the year.
     Corporate, General and Administrative Expenses, Including Non-cash Stock-based Compensation Expenses. Corporate, general and administrative expenses, including non-cash stock-based compensation expenses for the three months ended September 30, 2011 increased $40.0 million, or 854.1%, to $44.7 million, compared to $4.7 million for the three months ended September 30, 2010. This increase is primarily due to an increase of $38.3 million in one-time costs associated with the CMP Acquisition and the Citadel Acquisition that includes additional stock-based compensation expenses of $1.0 million and $0.8 million in corporate salaries and related expenses and an increase of $0.2 million in legal and other professional fees that was partially offset by a decrease of $0.4 million in remaining overall corporate expenses.
     Realized Loss on Derivative Instrument. Realized loss on derivative instrument for the three months ended September 30, 2011 increased $0.7 million, or 92.5%, to $1.4 million compared to $0.7 million for the three months ended September 30, 2010, due to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA (see Note 3, “Derivative Financial Instruments”).
     Interest Expense, net. Total interest expense, net of interest income, for the three months ended September 30, 2011 increased $11.9 million, or 157.1%, to $19.5 million compared to $7.6 million for the three months ended September 30, 2010. Interest expense associated with outstanding debt increased by $13.5 million to $19.9 million as compared to $6.4 million in the prior year’s period. Interest expense increased as a result of a higher average amount of indebtedness outstanding, as a result of the completion of the CMP Acquisition and the Citadel Acquisition, and the related Global Refinancing, in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months Ended
	September 30,		2011 vs 2010
	2011	2010	$ Change	% Change

7.75% Senior Notes	$12,081	$—	$12,081	* *
Bank borrowings – term loans and revolving credit facilities	7,871	6,433	1,438	22.4%
Bank borrowings yield adjustment – interest rate swap	—	3,647	(3,647)	* *
Change in fair value of interest rate swap	—	(2,979)	2,979	* *
Other interest expense	(397)	487	(884)	-181.5%
Interest income	(52)	(2)	(50)	2500.0%

Interest expense, net	$19,503	$7,586	$11,917	157.1%

     Other Income (Expense), net. Other income (expense), net, for the three months ended September 30, 2011 increased $0.2 million to $0.2 million.
     Gain on Equity Investment in CMP. For the three months ended September 30, 2011 we recorded an $11.6 million gain on our equity investment in CMP due to the CMP Acquisition. There was not a similar gain during the three months ended September 30, 2010 (see Note 2, “Acquisitions and Dispositions”).
     Income Taxes. We recorded an income tax benefit of $70.6 million for the three months ended September 30, 2011, compared to income tax expense of $1.4 million for the three months ended September 30, 2010. The change is primarily due to the impact of the acquisitions of CMP and Citadel, providing future sources of taxable income sufficient to allow for a partial release of the valuation allowance previously recorded against the Company’s deferred tax assets.

     Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2011 decreased $12.1 million. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, above under “Advertising Revenue and Adjusted EBITDA” and below under “Adjusted EBITDA.”
    Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
     Net Revenues. Excluding the impact of net revenues as a result of the CMP Acquisition and the Citadel Acquisition, net revenues increased $0.5 million, or 0.3%, to $194.1 million compared to $193.6 million for the nine months ended September 30, 2010. This is primarily due to increased core advertising sales that were partially offset by reduced political advertising of $1.8 million following the 2010 mid-term elections.
     Direct Operating Expenses, Excluding Depreciation and Amortization. Excluding the impact of direct operating expenses as a result of the CMP Acquisition and the Citadel Acquisition, direct operating expenses, excluding depreciation and amortization for the nine months ended September 30, 2011 decreased $5.6 million, or 4.6%, to $116.7 million, compared to $122.3 million for the nine months ended September 30, 2010. This decrease was primarily due to a reduction in fixed sales expenses resulting from the restructuring of a major vendor contract in December 2010.
     Depreciation and Amortization. Excluding the impact of depreciation and amortization as a result of the CMP Acquisition and the Citadel Acquisition, depreciation and amortization for the nine months ended September 30, 2011 decreased $1.4 million, or 19.7%, to $5.7 million, compared to $7.1 million for the nine months ended September 30, 2010, resulting from a more fully depreciated asset base.
      Corporate, General and Administrative Expenses, Including Non-cash Stock-based Compensation Expenses. Corporate, general and administrative expenses, including non-cash stock-based compensation expenses, for the nine months ended September 30, 2011, increased $48.2 million, or 348.9%, to $62.1 million, compared to $13.8 million for the nine months ended September 31, 2010. This increase was due to $43.7 million in costs associated with the CMP Acquisition and the Citadel Acquisition, $0.5 million in legal and other professional fees, $1.7 million in corporate salaries and related expenses and $1.8 million in non-cash stock-based compensation expenses, and a $0.6 million increase in various other expenses.
     Gain on Exchange of Assets or Stations. During the nine months ended September 30, 2011, we completed an exchange transaction with Clear Channel to swap our Canton, Ohio radio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.3 million. We did not complete any similar transactions in the 2010 period.
     Realized Loss on Derivative Instrument. Realized loss on derivative instrument for the nine months ended September 30, 2011 increased $0.9 million, or 48.1%, to $2.7 million compared to $1.8 million for the nine months ended September 30, 2010, due to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA (see Note 3, “Derivative Financial Instruments”).
     Interest Expense, net. Total interest expense, net of interest income, for the nine months ended September 30, 2011 increased $11.3 million, or 47.5%, to $35.0 million compared to $23.7 million for the nine months ended September 30, 2010. Interest expense associated with outstanding debt increased by $14.8 million to $34.7 million as compared to $19.9 million in the prior year’s period. Interest expense increased as a result of a higher average amount of indebtedness outstanding, as a result of the repayment of existing term loan borrowings and subsequent issuance of longer term, fixed rate financing in the second quarter of 2011 and the completion of the CMP Acquisition and the Citadel Acquisition, and the related Global Refinancing, in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Nine Months Ended
	September 30,		2011 vs 2010
	2011	2010	$ Change	% Change

7.75% Senior Notes	$18,516	$—	$18,516	* *
Bank borrowings — term loans and revolving credit facilities	16,176	19,866	(3,690)	-18.6%
Bank borrowings yield adjustment — interest rate swap	3,708	11,081	(7,373)	-66.5%
Change in fair value of interest rate swap	(3,680)	(8,346)	4,666	-55.9%
Other interest expense	337	1,133	(796)	-70.3%
Interest income	(58)	(6)	(52)	866.7%

Interest expense, net	$34,999	$23,728	$11,271	47.5%

     Loss on Early Extinguishment of Debt. For the nine months ended September 30, 2011 we recorded $4.4 million in loss on early extinguishment of debt as a result of our debt refinancings in May 2011. There was not a similar extinguishment of debt during the nine months ended September 30, 2010.
     Other Income (Expense), net. Other income (expense), net, for the nine months ended September 30, 2011 increased $0.2 million to $0.1 million of net income for the nine months ended September 30, 2010.
     Gain on Equity Investment in CMP. For the nine months ended September 30, 2011 we recorded a $11.6 million gain on our equity investment in CMP due to the CMP Acquisition. There was not a similar gain during the nine months ended September 30, 2010 (see Note 2, “Acquisitions and Dispositions”).
     Income Taxes. We recorded income tax benefit of $66.1 million for the nine months ended September 30, 2011, compared to tax expense of $2.8 million for the nine months ended September 30, 2010. The change in the effective income tax rate during 2011 as compared to 2010 is primarily due to the impact of the acquisitions of CMP and Citadel providing future sources of taxable income sufficient to allow for a $71.2 million partial release of the valuation allowance previously recorded against the Company’s deferred tax assets.
     Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2011 decreased $14.9 million.
    Reconciliation of Non-GAAP Financial Measure

	Three Months Ended		Nine Months Ended		% Change	% Change
	September 30,		September 30,		Three Months	Nine Months
	2011	2010	2011	2010	Ended	Ended

Net income	$59,538	$9,731	$76,998	$21,891	511.8%	251.7%
Depreciation and amortization	11,219	2,222	15,231	7,130	404.9%	113.6%
LMA fees	530	607	1,670	1,500	-12.7%	11.3%
Non-cash stock-based compensation expense	956	556	2,143	1,015	71.9%	111.1%
Gain on exchange of assets or stations	—	—	(15,278)	—	* *	* *
Realized loss on derivative instrument	1,436	746	2,681	1,810	92.5%	48.1%
Interest expense, net	19,503	7,586	34,999	23,728	157.1%	47.5%
Other (income) expense, net	(181)	6	(87)	87	* *	* *
Loss on early extinguishment of debt	—	—	4,366	—	* *	* *
Gain on equity investment in CMP	(11,636)	—	(11,636)	—	* *	* *
Income tax (benefit) expense	(70,633)	1,391	(66,114)	2,753	* *	* *

Adjusted EBITDA	$10,732	$22,845	$44,973	$59,914	-53.0%	-24.9%

**	Calculation is not meaningful.

Liquidity and Capital Resources
    Liquidity Considerations
     Though we anticipate a continuing recovery in automotive advertising and continue broad-based increases across many key local advertising categories, these gains are expected to be offset by the absence of robust political advertising spending experienced in the second half of 2010.
     We currently have up to $100.0 million in availability under the Revolving Credit Facility and an incremental term loan facility for up to $300.0 million under the First Lien Credit Agreement, subject to any limitations imposed by required compliance with the covenants thereof (see “—Liquidity Considerations” above for further discussion).
Cash Flows provided by Operating Activities

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Net cash provided by operating activities	$32,334	$29,284
     For the nine months ended September 30, 2011, net cash provided by operating activities increased $3.1 million as compared to the nine months ended September 30, 2010. The increase was primarily due to an $8.1 million increase in depreciation and amortization resulting from the Citadel Acquisition and CMP Acquisition, a $15.3 million gain on exchange of assets, a $1.3 million increase in non-cash stock based compensation and an $11.6 million gain on the equity investment in CMP.
Cash Flows used in Investing Activities

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Net cash used in investing activities	$(2,027,038)	$(2,161)
     For the nine months ended September 30, 2011, net cash used in investing activities increased $2.0 billion, primarily due to consideration paid to complete the Citadel Acquisition.
Cash Flows provided by (used in) Financing Activities

	Nine Months Ended
	September 30,
(Dollars in thousands)	2011	2010
Net cash provided by (used in) financing activities	$2,028,966	$(30,782)
     For the nine months ended September 30, 2011, net cash provided by financing activities increased $2.0 billion, primarily due to net proceeds from the Global Refinancing and the sale of equity securities offset by a $58.5 million increase in deferred financing cost.
      2011 Acquisitions
     For a detailed discussion on our 2011 acquisitions, see Note 2, “Acquisitions and Dispositions” in the consolidated financial statements included elsewhere in this Form 10-Q.

      2010 Acquisitions
     We did not complete any material acquisitions or dispositions during the nine months ended September 30, 2010.
      2011 Refinancing Transactions
    First Lien and Second Lien Credit Facilities
     On September 16, 2011 and in order to complete the Global Refinancing, we entered into the First Lien Facility and the Second Lien Facility.
     The First Lien Facility consists of a $1.325 billion first lien term loan facility, net of an original issue discount of $13.3 million, maturing in September 2018, and a $300.0 million revolving credit facility, maturing in September 2016. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit and up to $30.0 million is available for swingline borrowings. The Second Lien Facility consists of a $790.0 million second lien term loan facility, net of an original issue discount of $11.9 million, maturing in September 2019.
     At September 30, 2011, there was $1.325 billion outstanding under the First Lien Term Loan, $200.0 million outstanding under the Revolving Credit Facility and $790.0 million outstanding under the Second Lien Term Loan.
     Proceeds from borrowings under the First Lien Facility and Second Lien Facility were used, together with certain other funds, to (i) fund the cash portion of the purchase price paid in the Citadel Acquisition; (ii) repay in full amounts outstanding under the revolving credit facility under our 2006 Credit Agreement; (iii) repay all amounts outstanding under the credit facilities of CMPSC; (iv) redeem CMPSC’s outstanding 9.875% senior subordinated notes due 2014 and variable rate senior secured notes due 2014; (v) redeem in accordance with their terms all outstanding shares of preferred stock of Radio Holdings; and (vi) repay all amounts outstanding, including any accrued interest and the premiums thereon, under Citadel’s pre-existing credit agreement and to redeem Citadel’s senior notes due 2018.
     Borrowings under the First Lien Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate or LIBOR, in each case plus 4.5% on LIBOR-based borrowings and 3.5% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.25% for the First Lien Term Loan and 1.0% for the Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate Floor of 2.25% for the First Lien Term Loan and 2.0% for the Revolving Credit Facility. The First Lien Term Loan amortizes at a per annum rate of 1.0% of the original principal amount of the First Lien Term Loan, payable quarterly, commencing March 31, 2012, with the balance payable on the maturity date. Amounts outstanding under the Revolving Credit Facility are due and payable at maturity on September 16, 2016.
     Borrowings under the Second Lien Facility bear interest, at the option of Cumulus Holdings, at either the Base Rate plus 5.0%, subject to a Base Rate floor of 2.5%, or LIBOR plus 6.0%, subject to a LIBOR floor of 1.5%. The Second Lien Term Loan original principal amount is due on the maturity date, September 16, 2019.
     Interest on Base Rate-based borrowings is due on the last day of each calendar quarter, except with respect to swingline loans, for which interest is due on the day that such swingline loan is required to be repaid. Interest payments on loans whose interest rate is based upon LIBOR are due at maturity if the term is three months or less or every three months and at maturity if the term exceeds three months.
     For the period from September 16, 2011 through September 30, 2011, borrowings under the First Lien Term Loan bore interest at 5.75% per annum, borrowings under the Revolving Credit Facility bore interest at 5.50% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum.

     The representations, covenants and events of default in the First Lien Facility and the Second Lien Facility are customary for financing transactions of this nature. Events of default in the First Lien Facility and the Second Lien Facility include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain cross defaults and cross accelerations; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against us or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the First Lien Facility and the Second Lien Facility, as applicable). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the First Lien Facility and the Second Lien Facility, as applicable, and the ancillary loan documents as a secured party.
      As a result of amounts being outstanding under the Revolving Credit Facility as of September 30, 2011, the Revolving Credit Facility required compliance with a consolidated total net leverage ratio of 7.75 to 1.0 as of such date (with stepdowns beginning with the quarter ending June 30, 2012 if amounts are then — outstanding thereunder).
     The First Lien Facility also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.
     At September 30, 2011, we were in compliance with all of the required covenants under the First Lien Facility and the Revolving Credit Facility. The Second Lien Facility does not contain any financial covenants.
     Certain mandatory prepayments on the First Lien Term Loan and the Second Lien Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
     Our, Cumulus Holdings’ and our respective restricted subsidiaries’ obligations under the First Lien Facility and the Second Lien Facility are collateralized by a first priority lien and second priority lien, respectively, on substantially all of our, Cumulus Holdings’ and our respective restricted subsidiaries’ assets in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of our direct and indirect domestic subsidiaries and 66.0% of the capital stock of any future first-tier foreign subsidiaries. In addition, Cumulus Holdings’ obligations under the First Lien Facility and the Second Lien Facility are guaranteed by us and substantially all of our restricted subsidiaries, other than Cumulus Holdings.
   7.75% Senior Notes
     On May 13, 2011, we issued $610.0 million aggregate principal amount of the 7.75% Senior Notes. Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the 2006 Credit Agreement.
     In connection with the Internal Restructuring, on September 16, 2011, we and Cumulus Holdings entered into a supplemental indenture with the trustee under the indenture governing the 7.75% Senior Notes, which provided for, among other things, the (i) assumption by Cumulus Holdings of all of our obligations; (ii) substitution of Cumulus Holdings for us as issuer; (iii) our release from all obligations as original issuer; and (iv) our guarantee of all of Cumulus Holdings’ obligations, in each case under the indenture and the 7.75% Senior Notes.
     Interest on the 7.75% Senior Notes is payable on each May 1 and November 1, commencing November 1, 2011. The 7.75% Senior Notes mature on May 1, 2019.
     Cumulus Holdings, as issuer of the 7.75% Senior Notes, may redeem all or part of the 7.75% Senior Notes at any time on or after May 1, 2015. At any time prior to May 1, 2014, Cumulus Holdings may also redeem up to 35.0% of the 7.75% Senior Notes using the proceeds from certain equity offerings. At any time prior to May 1, 2015, Cumulus Holdings may redeem some or all of the 7.75% Senior Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. If Cumulus Holdings sells certain assets or experiences specific kinds of changes in control, it will be required to make an offer to purchase the 7.75% Senior Notes.
     In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, we have also guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees our indebtedness, Cumulus Holdings’ indebtedness or indebtedness of our subsidiary guarantors (other than our subsidiaries that hold the licenses for our radio stations) guarantees, and will guarantee, the 7.75% Senior Notes. The 7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are our and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of our and the other guarantors’ existing and future senior debt and senior in right of payment to all of our and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, our or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of our non-guarantor subsidiaries, including all of our liabilities and the guarantors’ foreign subsidiaries and our subsidiaries that hold the licenses for our radio stations.
     During the three months ended September 30, 2011, we capitalized $41.7 million in deferred financing costs and $25.1 million related to debt discount for fees paid directly to lenders.
     For the three and nine months ended September 30, 2011, we recorded $1.0 million and $1.7 million of amortization costs, respectively related to the credit facilities and 7.75% Senior Notes.
   2006 Credit Agreement
     In connection with the completion of the offering of the 7.75% Senior Notes, effective May 13, 2011 we entered into the Fifth Amendment to the 2006 Credit Agreement. The Fifth Amendment provided us the ability to complete the offering of the 7.75% Senior Notes, provided that proceeds therefrom were used to repay in full the term loans outstanding under the 2006 Credit Agreement. In addition, the Fifth Amendment, among other things, (i) provided for an incremental term loan facility of up to $200.0 million, which may only be accessed to repurchase the 7.75% Senior Notes under certain circumstances, (ii) replaced the total leverage ratio in the 2006 Credit Agreement with a secured leverage ratio, and (iii) amended certain definitions in the 2006 Credit Agreement to facilitate our ability to complete the offering of the 7.75% Senior Notes.
     The 2006 Credit Agreement provided for a revolving credit facility of $20.0 million, of which no amounts were outstanding at the time of the Global Refinancing. In the third quarter of 2011, in connection with the Global Refinancing, the 2006 Credit Agreement and the related $20.0 million revolving credit facility were terminated.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of September 30, 2011, 79.1% of our long-term debt, or $2.3 billion, bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the current level of borrowings at variable rates and assuming a one percentage point change in the 2011 average interest rate under these borrowings, it is estimated that our 2011 interest expense and net income would have changed by $23.2 million.
     In the event of an adverse change in interest rates, our management would likely take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time. Further, such analysis would not consider the effects of the change in the level of overall economic activity that could exist in such an environment.
Item 4. Controls and Procedures
     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
     At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of September 30, 2011.
     There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2005, the Company and certain other radio broadcasting companies were subpoenaed by the Office of the Attorney General of the State of New York in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation. It is not reasonably possible to estimate what the Company’s loss exposure, if any, could be related to this investigation, but the Company does not currently anticipate that any exposure would materially adversely affect the Company’s financial condition or results of operations.
     On December 11, 2008, Qantum Communications (“Qantum”) filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star Broadcasting, Inc. (“Star”), which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortiously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). On February 27, 2011, the Company entered into a settlement agreement with Star. In connection with the settlement regarding the since-terminated attempt to purchase WTKE, the Company recorded $7.8 million in costs associated with a terminated transaction in the consolidated statement of operations for the year ended December 31, 2010, that are payable in 2011. As of September 30, 2011, the Company has made $5.8 million of such payments.
     On January 21, 2010, a former employee of CMP Susquehanna Corp. (“CMPSC”) (which became a subsidiary of Cumulus Media upon completion of the CMP Acquisition on August 1, 2011) filed a purported class action lawsuit, pending in the United States District Court, Northern District of California, San Francisco Division (the “Court”), against CMPSC claiming (i) unlawful failure to pay required overtime wages; (ii) late pay and waiting time penalties; (iii) failure to provide accurate itemized wage statements; (iv) failure to indemnify for necessary expenses and losses; and (v) unfair trade practices under California’s Unfair Competition Act.
     On September 2, 2011, CMPSC and this former employee entered into a Joint Stipulation re: Settlement and Release of Class Action Claims (the “Settlement”) with respect to such lawsuit. The Settlement, which remains subject to the approval of the Court, provides for the payment by CMPSC of a maximum of $0.9 million in full and final settlement of all of the claims made in the lawsuit.
     In March 2011, the Company and certain of its subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C, d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. The Company is vigorously defending this lawsuit and is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.
     On March 14, 2011, Citadel, its board of directors and Cumulus Media were named in a putative stockholder class action complaint filed in the District Court of Clark County, Nevada, by a purported Citadel stockholder. On March 23, 2011, these same defendants, as well as Holdco and Merger Sub, were named in a second putative stockholder class action complaint filed in the same court by another purported Citadel stockholder. The complaints alleged that Citadel’s directors breached their fiduciary duties by approving the merger for allegedly inadequate consideration and following an allegedly unfair sale process. The complaint in the first action also alleged that Citadel’s directors breached their fiduciary duties by allegedly withholding material information relating to the merger. The two complaints further alleged that Citadel and Cumulus Media aided and abetted the Citadel directors’ alleged breaches of fiduciary duties, and the complaint filed in the second action alleged, additionally, that Holdco and Merger Sub aided and abetted these alleged breaches of fiduciary duties. The complaints sought, among other things, a declaration that the action could proceed as a class action, an order enjoining the completion of the merger, rescission of the merger, attorneys’ fees, and such other relief as the court deemed just and proper. The complaint filed in the second action also sought rescissory damages. On June 23, 2011, the court consolidated the two Nevada actions and appointed lead counsel. On July 29, 2011 and August 16, 2011, respectively, lead counsel filed separate Notices of Voluntary Dismissal dismissing the plaintiffs’ claims against all defendants without prejudice, because the plaintiffs no longer had standing to pursue claims on their own behalf or on behalf of the putative class.
     On May 6, 2011, two purported common stockholders of Citadel filed a putative class action complaint against Citadel, its board of directors, Cumulus Media, Holdco, and Merger Sub in the Court of Chancery of the State of Delaware. On July 19, 2011, the plaintiffs in the Delaware action filed an amended complaint alleging that Citadel’s directors breached their fiduciary duties to Citadel’s stockholders by approving the merger for allegedly inadequate consideration, following an allegedly unfair sale process, and by failing to disclose material information related to the merger. The amended complaint further alleged that Citadel, Cumulus Media, Holdco, and Merger Sub aided and abetted these alleged fiduciary breaches. The complaint sought, among other things, an order enjoining the merger, a declaration that the action is properly maintainable as a class action, and rescission of the merger agreement, as well as attorneys’ fees and costs. On August 1, 2011, the plaintiffs in the Delaware action filed a Notice of Dismissal pursuant to Court of Chancery Rule 41(a)(1)(i) dismissing their claims against all the defendants without prejudice. On August 3, 2011, the plaintiffs in the Delaware action filed a revised notice and proposed Order of Dismissal pursuant to Rule 41(a)(1)(i) seeking dismissal of their claims against all defendants without prejudice. This Order of Dismissal was granted on August 5, 2011, dismissing all claims.
     The Company is currently, and expects that from time to time in the future it will be, party to, or a defendant in, various claims or lawsuits that are generally incidental to its business. The Company expects that it will vigorously contest any such claims or lawsuits and believes that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
     Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2010, and the information contained under the heading “Risk Factors” in Exhibit 99.1 to our current report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2011, for information regarding known material risks that could affect our results of operations, financial condition and liquidity.

     In addition to those known material risks, in connection with and as a result of the completion of the transactions in connection with the CMP Acquisition, the Citadel Acquisition and the Global Refinancing, including our previously disclosed related internal restructuring, at September 30, 2011, we were subject to the following known material risks:
     We are a holding company with no material independent assets or operations and we depend on our subsidiaries for cash.
     We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon the payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be subject to restrictions on dividends or other payment restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries’ earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be adversely affected.
     The loss of affiliation agreements by our radio network could materially adversely affect our financial condition and results of operations.
     Our radio network has approximately 4,000 station affiliates and 9,000 program affiliations. It receives advertising inventory from its affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by the radio network into its programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by the radio network could adversely affect our results of operations by reducing the reach of our network programming and, therefore, its attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.
     Certain stockholders or groups of stockholders have, and will have, the right to appoint members to our board of directors and, consequently, the ability to exert significant influence over us.
     As of September 30, 2011, and after giving effect to the exercise of all of their respective options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, his brother, John W. Dickey, our Executive Vice President, and their father, Lewis W. Dickey, Sr., together with members of their family (collectively, the “Dickeys”), collectively beneficially owned shares representing approximately 12.8% of the outstanding voting power of our common stock.
     Also as of September 30, 2011, Crestview Radio Investors, LLC (“Crestview”) was our largest shareholder and, according to a Schedule 13D filed on September 26, 2011, beneficially owned shares representing approximately 50.2% of our common stock.
     In addition, in connection with the Equity Investment, on September 16, 2011, the Company entered into a Stockholders’ Agreement (the “Stockholders Agreement”) with BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P. (together, the “BofA Stockholders”), Blackstone, the Dickeys, Crestview, Macquarie and UBS.
     The Stockholders Agreement provided that, among other things, the size of the Company’s board of directors (the “Board”) would then be increased to seven members, and that the two vacancies on the Board created thereby would be filled by individuals designated by Crestview. In accordance with the Stockholders Agreement, Crestview maintains the right to designate two individuals for nomination to the Board, and each of the Dickeys, the BofA Stockholders and Blackstone maintains the right to designate one individual for nomination to the Board. The Stockholders Agreement provides that the other two positions on the Board will be filled by the Company’s remaining two directors, both of whom are independent, or their successors, who shall meet applicable independence criteria. The Stockholders Agreement also provides that, for so long as Crestview is the Company’s largest stockholder, it will have the right to have one of its designees, who shall meet the definition of an independent director and who is elected to the Board, and is selected by it, appointed as the “lead director” of the Board. Further, the parties to the Stockholders Agreement (other than the Company) have agreed to support such directors (or others as may be designated by the relevant stockholders) as nominees to be presented to the Company’s stockholders for approval at subsequent stockholder meetings for the term set out in the Stockholders Agreement. Each stockholder party’s respective director nomination rights will generally survive for so long as it continues to own a specified percentage of the Company’s stock, subject to certain exceptions.
     As a result of these significant stockholdings, and their right to designate members of our board, these stockholders are expected to be able to continue to exert significant influence over our policies and management, potentially in a manner which may not be in our best interests.

     We have a substantial amount of debt, much of which is secured, and which could restrict our growth, place us at a competitive disadvantage or otherwise materially adversely affect our financial condition.
     We have a substantial amount of debt. As of September 30, 2011, we had approximately $2.9 billion of debt, of which approximately 79.1% was secured. Our substantial amount of debt could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations;
•	impair out ability to obtain financing in the future for working capital, capital expenditures, acquisitions or general corporate requirements;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to use operating cash flow in other areas of our business because we would need to dedicate a substantial portion of these funds for payments on our indebtedness;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to our competitors.
     The agreements governing our debt, including the First Lien Facility, the Second Lien Facility and the indenture governing the 7.75% Senior Notes, limit, but do not prohibit, us from incurring additional debt and we may incur a significant amount of additional debt in the future, including additional secured debt. If new debt is added to our current debt levels, our ability to satisfy our debt obligations may become more limited.
     Our ability to make scheduled payments on, or to refinance, our debt and other obligations will depend on our financial and operating performance which, in turn, is subject to our ability to implement cost reduction initiatives and other strategies, prevailing economic conditions and certain financial, business and other factors beyond our control. If our cash flow and capital resources are insufficient to fund our debt service and other obligations, we may not be able to consummate any proposed acquisitions, be forced to reduced or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt and other obligations as they become due. We can provide no assurances that our operating performance, cash flow and capital resources will be sufficient to pay our debt and other obligations when they become due. Our inability to do so would materially adversely affect our financial condition.
     Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
     Borrowings under the First Lien Facility and the Second Lien Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As a result, a significant increase in interest rates could have a material adverse effect on our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A common stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended September 30, 2011, we did not purchase any shares of our Class A common stock. As of September 30, 2011, we had authority to repurchase $68.3 million of our Class A common stock.
Item 5. Other Information
     On November 8, 2011, our Board of Directors adopted amendments to our Amended and Restated Bylaws as then in effect (the “Bylaws”) as follows:
     1. Section 2.2 of the Bylaws was amended to provide that, in accordance with the Third Amended and Restated Certificate of Incorporation, special meetings of Cumulus Media’s stockholders may be called by (i) the Chairman of the Board of Directors, (ii) the Chief Executive Officer of the Company or (iii) by the Board of Directors upon written demand, in accordance with the provisions of the Bylaws, of the holders of record of shares representing at least 25% of all the votes entitled to be cast on any issue proposed to be considered at the special meeting.
     2. Section 3.2 of the Bylaws was amended to provide that the size of the Board of Directors shall be such number as may be fixed by resolution of the Board of Directors from time to time, and to eliminate the references to the previously staggered terms of the Board of Directors.
     3. Section 6.1 of the Bylaws was amended to provide that the right to indemnification thereunder includes any threatened, pending or completed action, suit or proceeding, and Section 6.5 of the Bylaws was amended to provide that the insurance maintained thereunder would be available to any person who is or was serving at the request of Cumulus Media as a director, officer, employee or agent of another corporation, partnership or other entity.
     The foregoing summary of the changes to the Bylaws is qualified in its entirely to the Amended and Restated Bylaws, as amended through the date hereof, filed as Exhibit 3.3 hereto.
Item 6. Exhibits

3.1 —	Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc., effective as of September 16, 2011 (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K, filed on September 22, 2011).

3.2 —	Certificate of Designation of Series A Preferred Stock of Cumulus Media Inc. (incorporated herein by reference to Exhibit 3.2 to our current report on Form 8-K, filed on September 22, 2011).

3.3 —	Amended and Restated Bylaws of Cumulus Media Inc., as amended on November 8, 2011.

4.1 —	Form of Class B common stock certificate (incorporated herein by reference to Exhibit 4.2 to amendment No. 1 to our registration statement on Form S-3, filed on September 22, 2011 (Commission File No. 333-176294)).

4.2 —	Warrant Agreement, dated as of September 16, 2011, between Cumulus Media Inc. and Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K, filed on September 22, 2011).

4.3 —	Form of Warrant Statement (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K, filed on September 22, 2011).

4.4 —	Form of Global Warrant Certificate (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K, filed on September 22, 2011).

4.5 —	Warrant, dated as of September 16, 2011, issued to Crestview Radio Investors, LLC (incorporated herein by reference to Exhibit 4.5 to our current report on Form 8-K, filed on September 22, 2011).

4.6 —	Registration Rights Agreement, dated as of August 1, 2011, by and among the Company and the Stockholders (as defined therein) that are parties thereto (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K, filed on August 4, 2011).

4.7 —	Amended and Restated Warrant Agreement, dated as of August 1, 2011, between CMP Susquehanna Holdings Corp. and Computershare Trust Company, N.A., as Warrant Agent (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K, filed on August 4, 2011).

4.8 —	Warrant Exchange Agreement, dated as of July 31, 2011, between the Company and CMP Susquehanna Holdings Corp. (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K, filed on August 4, 2011).

4.9 —	Registration Rights Agreement, dated as of September 16, 2011, by and among Cumulus Media Inc., Crestview Radio Investors, LLC, UBS Securities LLC, and certain other signatories thereto (incorporated herein by reference to Exhibit 10.5 to our current report on Form 8-K, filed on September 22, 2011).

4.10 —	Stockholders Agreement, dated as of September 16, 2011, among Cumulus Media Inc., BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P., Blackstone FC Communications Partners L.P., Lewis W. Dickey, Jr., John W. Dickey, David W. Dickey, Michael W. Dickey, Lewis W. Dickey, Sr. and DBBC, L.L.C., MIHI LLC, UBS Securities LLC, and any other person who becomes a party thereto pursuant to section 3.1 thereof (incorporated herein by reference to Exhibit 10.6 to our current report on Form 8-K, filed on September 22, 2011).

4.11 —	First Supplemental Indenture, dated September 16, 2011, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., the other parties thereto and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K, filed on September 22, 2011).

4.12 —	Second Supplemental Indenture, dated October 16, 2011, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., the other parties signatory thereto and U.S. Bank National Association, as Trustee.

10.1 —	First Lien Credit Agreement, dated as of September 16, 2011, among the Cumulus Media Inc., Cumulus Media Holdings Inc., as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC, MIHI LLC, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K, filed on September 22, 2011).

10.2 —	Second Lien Credit Agreement, dated as of September 16, 2011, among Cumulus Media Inc., Cumulus Media Holdings Inc., as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and UBS Securities LLC, MIHI

LLC, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K, filed on September 22, 2011).

10.3 —	First Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain of Cumulus Media Inc.’s subsidiaries in favor of JPMorgan, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to our current report on Form 8-K, filed on September 22, 2011).

10.4 —	Second Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain of Cumulus Media Inc.’s subsidiaries in favor of JPMorgan, as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to our current report on Form 8-K, filed on September 22, 2011).

10.5 —	Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to our current report on Form 8-K, filed on September 22, 2011).

10.6 —	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to our current report on Form 8-K, filed on September 22, 2011).

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101 —	The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.
Date: November 14, 2011	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

3.3 —	Amended and Restated Bylaws of Cumulus Media Inc., as amended on November 8, 2011.

4.12 —	Second Supplemental Indenture, dated October 16, 2011, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., the other parties signatory thereto and U.S. Bank National Association, as Trustee.

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101 —	The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2011 and the year ended December 31, 2010, (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.