Form 10-K
period 2011-12-31
CUMULUS MEDIA INC
filed 2012-03-12
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐            No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑            No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☑            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $66.2 million, based on 18,913,957 shares outstanding and a last reported per share price of Class A common stock on the NASDAQ Global Select Market of $3.50 on that date. As of March 2, 2012, the registrant had outstanding 151,607,744 shares of common stock consisting of (i) 138,523,206 shares of Class A common stock; (ii) 12,439,667 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2011

PART I

Item 1.    Business

Description of Certain Definitions and Data

In this annual report on Form 10-K (this “Form 10-K” or this “Report”) the terms “Company,” “Cumulus,” “we,” “us,” and “our” refer to Cumulus Media Inc. and its consolidated subsidiaries.

We use the term “local marketing agreement” (“LMA”) in this Report. In a typical LMA, the licensee of a radio station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. In addition to entering into LMAs, we from time to time enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets, subject to Federal Communications Commission (“FCC”) approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

Unless otherwise indicated, as disclosed herein:

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

•

we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on, for an individual market, either the Arbitron Market Report (“Arbitron’s Market Report”), or the Nielsen Market Report (“Nielsen’s Market Report”); and

•	all dollar amounts are rounded to the nearest million.

Company Overview

We own and operate commercial radio station clusters throughout the United States. We believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At December 31, 2011, we owned or operated approximately 570 radio stations (including under LMAs) in 120 United States media markets and operated nationwide radio networks serving over 4,500 affiliates. At December 31, 2011, under LMAs, we provided sales and marketing services for seven radio stations in the United States.

We are a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.

Strategic Overview

Our operating strategy is primarily focused on generating internal growth through improving the portfolio of stations we own and operate, while enhancing our station portfolio and our business as a whole, through the acquisition of individual stations or clusters that satisfy our acquisition criteria. We further seek to use our national platform to develop new media businesses that we believe are synergistic with radio broadcasting.

Our Company was formed in 1997 with an initial strategic focus on mid-sized markets throughout the United States. We historically focused on such markets because it was our belief that these markets, as compared to large markets, have been characterized by a higher ratio of local advertisers to national advertisers and a larger number of smaller-dollar customers, both of which have historically led to lower volatility in the face of changing macroeconomic conditions. We believed that the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, created significant opportunities for growth from the formation of groups of radio stations within these markets. We focused on capitalizing on opportunities to acquire attractive markets at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in those markets and to the greater attention historically given to the larger markets by radio station acquirers.

Although our historical focus was on mid-sized radio markets in the United States, we recognized that the large radio markets can provide an attractive combination of scale, stability and opportunity for future growth, particularly for emerging digital advertising initiatives. According to BIA, these markets typically have per capita and household income, and expected household after-tax effective buying income growth, in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of radio advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. We also believe that having a national platform provides appropriate scale and additional opportunities to launch new digital media businesses and partner with other national media companies when appropriate. In furtherance of this strategy, in 2011, we completed our previously announced acquisition of the remaining 75.0% of the equity interests of Cumulus Media Partners, LLC (“CMP”) that we did not already own (the “CMP Acquisition”) and our previously announced acquisition (the “Citadel Acquisition”) of Citadel Broadcasting Corporation (“Citadel”), each as described in more detail below.

2011 Developments in our Business

CMP Acquisition

In October 2005, we announced the formation of CMP, a private partnership that we formed with affiliates of Bain Capital Partners LLC, The Blackstone Group L.P. and Thomas H. Lee Partners, in connection with the acquisition of the radio broadcasting business of Susquehanna Pfaltzgraff Corp. CMP, through its indirect wholly-owned subsidiary, CMP Susquehanna Radio Holdings Corp., owned 32 radio stations in nine markets, including San Francisco, Dallas, Houston, Atlanta, Cincinnati, Indianapolis, and Kansas City at the time of the CMP Acquisition. We completed the CMP Acquisition on August 1, 2011, pursuant to which CMP became an indirect wholly owned subsidiary of the Company.

Pursuant to a management agreement, we had operated CMP’s business since 2006. In connection with the CMP Acquisition, we issued 9.9 million shares of our common stock to affiliates of the three private equity firms that had collectively owned the 75.0% of CMP not owned by Cumulus (the “CMP Sellers”). Also in connection with the CMP Acquisition, the 3.7 million outstanding warrants to purchase stock of a subsidiary of CMP were amended and restated to become exercisable for up to 8.3 million shares of our common stock. For additional information regarding the CMP Acquisition, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” and Note 2, “Acquisitions and Dispositions.”

Citadel Acquisition and Related Financing Transactions

We completed the Citadel Acquisition on September 16, 2011 for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.6 million shares of our Class A common stock, par value $0.01 per share (the “Class A common stock”), including 0.9 million restricted shares, warrants to purchase 47.6 million shares of Class A common stock, 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, and the consideration to repay the outstanding debt of Citadel. As a result of the Citadel Acquisition, Citadel became an indirect wholly owned subsidiary of Cumulus. At the time of the Citadel Acquisition, Citadel owned and operated 225 radio stations located in over 50 markets across the United States and a radio network, which produced and distributed a variety of radio programming and formats syndicated across approximately 4,000 station affiliates and 9,000 program affiliations.

Also on September 16, 2011 and in connection with the Citadel Acquisition, we issued and sold 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock to an affiliate of Crestview Partners II, L.P. (“Crestview”), 125,000 shares of Series A preferred stock to an affiliate of Macquarie Capital (USA) Inc. (“Macquarie”), and 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of Class A common stock to UBS Securities LLC (“UBS”) and certain other entities.

In connection with the closing of the Citadel Acquisition and the completion of our previously announced related global refinancing (the “Global Refinancing”), on September 16, 2011, we repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) Cumulus, (b) certain of our other wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 8, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of our common stock, preferred stock and warrants to purchase common stock to certain investors (the “Equity Investment”) in a private placement exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”). The $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”) issued by us in May 2011 remained outstanding (see Note 2, “Acquisitions and Dispositions”).

Also in connection with the Citadel Acquisition and as part of the transactions contemplated by the Global Refinancing, the Company completed an internal restructuring into a holding company structure, which included transferring the remaining assets and operations held directly or indirectly by us, other than the equity interests of our direct wholly-owned subsidiary Cumulus Media Holdings Inc. (“Cumulus Holdings”), to Cumulus Holdings (the “Internal Restructuring”). In connection with the Internal Restructuring, all obligations under the 7.75% Senior Notes were assigned to and assumed by Cumulus Holdings, which was substituted for us as the issuer and primary obligor thereunder, and we provided a guarantee of all such obligations of Cumulus Holdings.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers and national network advertisers. National spot advertisers assist advertisers in placing their advertisements in a specific market. National network advertisers place advertisements on a national network show and such advertisements will air in each market where the network has an affiliate. Over the past ten years, radio advertising revenue has represented a relatively stable 7.0% to 10.0% of the overall United States advertising market, and typically follows macroeconomic growth trends. In 2011, radio advertising revenues reached $17.4 billion.

Generally, radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Nielsen Media Research, to estimate how many people within particular geographical markets and demographics listen to specific stations.

The number of advertisements that can be broadcast by a station without jeopardizing listening levels and the resulting ratings is limited in part by the format of a particular station and the local competitive environment. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year.

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

Our stations compete for advertising revenue with other broadcast radio stations in the market (including low power FM (“LPFM”) radio stations that are required to operate on a noncommercial basis) as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as the Internet and satellite-based digital radio services. Such services reach nationwide and regional audiences with multi-channel, multi-format, digital radio services that have a sound quality equivalent to that of compact discs. Competition among broadcast radio stations has also been heightened by the introduction of broadcast digital audio broadcasting (which is digital audio broadcasting delivered through earth-based equipment rather than satellites). See “— Federal Regulation of Radio Broadcasting — New Services.”

We cannot predict how existing, new or any future generated sources of competition will affect our performance and results of operations. The radio broadcasting industry historically has grown over the long term despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, compact discs and iPods. We believe population growth and greater availability of radios, particularly car and portable radios when combined with increased travel and commuting time, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry in general or our stations in particular.

Advertising Sales

Virtually all of our revenue is generated from the sale of local, regional, and national advertising for broadcast on our radio stations. In 2011, 2010 and 2009, approximately 72.6%, 84.5% and 89.5%, respectively, of our net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers consist of:

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

Our national sales are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on the gross revenue from the advertising obtained. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering to key national and regional advertisers groups of stations within specific markets and regions that make our stations more attractive. Many of these large accounts have previously been reluctant to advertise in these markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before we acquired them.

Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. We seek to broaden our advertiser base in each market by providing a wide array of audience demographic segments across our cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by some combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in the available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

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

Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media as discussed below. Additionally, new online music services have begun selling advertising locally, creating additional competition for both listeners and advertisers. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. By building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing its format to compete directly for listeners and advertisers. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower our station Adjusted EBITDA (as defined under “— Advertising Revenues and Adjusted EBITDA”).

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

Under federal laws and FCC rules, a single party can own and operate a number of stations in a local market, subject to certain limitations described below. We believe that companies that form groups of commonly owned stations or joint arrangements, such as LMAs, in a particular market may, in certain circumstances, have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in each of our markets and intend to pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties that own and operate as many or more stations than we do. We may also compete with those other parties or broadcast groups for the purchase of additional stations in those markets or new markets. Some of those other parties and groups are owned or operated by companies that have substantially greater financial or other resources than we do.

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

Employees

At December 31, 2011, we employed approximately 6,323 people, 4,261 of whom are employed full time. As a result of the Citadel Acquisition, we now have employees covered by collective bargaining agreements. Overall, we consider our relations with our employees to be satisfactory.

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

We generally employ one market manager for each radio market, or regional radio market, in which we own or operate stations. Historically, a market manager was responsible for all employees of the market and for managing all aspects of the radio operations. As we have reengineered our local sales strategy over the past year, the position of market manager has been significantly refocused on revenue achievement and many administrative functions are managed centrally by corporate employees. On occasion, we enter into employment agreements with market managers to protect our interests in those relationships that we believe to be valuable. The loss of a market manager could result in a short-term loss of performance in a market, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

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

License Grant and Renewal

Radio broadcast licenses are generally granted and renewed for additional terms of a maximum of eight years at a time. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. While we are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, there can be no assurance that all of our licenses will be renewed for a full term.

Service Areas

The area served by AM stations is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM station is determined by a combination of effective radiated power (“ERP”), antenna height and terrain with stations divided into eight classes according to these technical parameters.

Each class of FM radio station has the right to broadcast with a certain amount of ERP from an antenna located at a certain height above average terrain. The most powerful FM radio stations are Class C FM stations, which operate with up to the equivalent of 100 kilowatts (“kW”) of ERP at an antenna height of 1,968 feet above average terrain. These stations typically provide service to a large area that covers one or more counties (which may or may not be in the same state). There are also Class C0, C1, C2 and C3 FM radio stations which operate with progressively less power and/or antenna height above average terrain. Class B FM stations operate with the equivalent of up to 50 kW ERP at an antenna height of 492 feet above average terrain. Class B stations can serve large metropolitan areas and their outer suburban areas. There are also Class B1 stations that can operate with up to the equivalent of 25 kW ERP at an antenna height of 328 feet above average terrain. Class A FM stations operate with up to the equivalent of 6 kW ERP at an antenna height of 328 feet above average terrain, and often (but not always) serve smaller cities or suburbs of larger cities.

The following table sets forth, as of March 2, 2012, the market, call letters, FCC license classification, antenna height above average terrain (for FM stations only), power and frequency of all our owned and/or operated stations, all pending station acquisitions operated under an LMA, and all other announced pending station acquisitions:

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2013	C1	745	100.0	100.0
	KCDD FM	Hamlin, TX	103.7	August 1, 2013	C0	984	100.0	100.0
	KHXS FM	Merkel, TX	102.7	August 1, 2013	C1	745	99.2	99.2
	KTLT FM	Anson, TX	98.1	August 1, 2013	C2	305	50.0	50.0
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2012	B	N/A	5.0	1.0
	WEGC FM	Sasser, GA	107.7	April 1, 2012	C3	312	11.5	11.5
	WGPC AM	Albany, GA	1450	April 1, 2012	C	N/A	1.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2012	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2012	C1	981	100.0	100.0
	WNUQ FM	Sylvester, GA	102.1	April 1, 2012	A	259	6.0	6.0
	WQVE FM	Albany, GA	101.7	April 1, 2012	A	299	6.0	6.0
Albuquerque, NM	KKOB AM	Albuquerque, NM	770	October 1, 2013	B	N/A	50.0	50.0
	KKOB FM	Albuquerque, NM	93.3	October 1, 2013	C	4150	21.5	21.5
	KMGA FM	Albuquerque, NM	99.5	October 1, 2013	C	4131	22.5	22.5
	KNML AM	Albuquerque, NM	610	October 1, 2013	B	N/A	5.0	5.0
	KRST FM	Albuquerque, NM	92.3	October 1, 2013	C	4160	22.0	22.0
	KTBL AM	Los Ranchos, NM	1050	October 1, 2013	B	N/A	1.0	1.0
	KDRF FM	Albuquerque, NM	103.3	October 1, 2013	C	4242	20.0	20.0
Allentown, PA	WCTO FM	Easton, PA	96.1	August 1, 2014	B	499	50.0	50.0
	WLEV FM	Allentown, PA	100.7	August 1, 2014	B	1073	11.0	11.0
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2013	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2013	B	N/A	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2013	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2013	C1	699	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2013	B	N/A	1.0	0.2
	KZRK FM	Canyon, TX	107.9	August 1, 2013	C1	476	100.0	100.0
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2012	D	N/A	0.5	0.0
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2012	A	289	3.0	3.0
	WTKA AM	Ann Arbor, MI	1050	October 1, 2012	B	N/A	10.0	0.5
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2012	B	440	50.0	50.0
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2012	B	N/A	5.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2012	C	N/A	1.0	1.0
	WPKR FM	Omro, WI	99.5	December 1, 2012	C2	495	25.0	25.0
	WVBO FM	Winneconne, WI	103.9	December 1, 2012	C3	328	25.0	25.0
Atlanta, GA	WKHX FM	Marietta, GA	101.5	April 1, 2012	C0	1079	100.0	100.0
	WYAY FM	Gainesville, GA	106.7	April 1, 2012	C	1657	77.0	77.0
	WWWQ FM	Atlanta, GA	99.7	April 1, 2012	C0	1116	96.6	96.6
	WNNX FM	College Park, GA	100.5	April 1, 2012	C2	978	12.5	12.5
Augusta, ME	WEBB FM	Waterville, ME	98.5	April 1, 2014	C1	305	61.0	61.0
	WJZN AM	Augusta, ME	1400	April 1, 2014	C	N/A	1.0	1.0
	WMME FM	Augusta, ME	92.3	April 1, 2014	B	499	50.0	50.0
	WTVL AM	Waterville, ME	1490	April 1, 2014	C	N/A	1.0	1.0
Bangor, ME	WBZN FM	Old Town, ME	107.3	April 1, 2014	C2	436	50.0	50.0
	WDEA AM	Ellsworth, ME	1370	April 1, 2014	B	N/A	5.0	5.0
	WEZQ FM	Bangor, ME	92.9	April 1, 2014	B	787	20.0	20.0
	WQCB FM	Brewer, ME	106.5	April 1, 2014	C	1079	100.0	100.0
	WWMJ FM	Ellsworth, ME	95.7	April 1, 2014	B	1030	11.5	11.5
Baton Rouge, LA	KQXL FM	New Roads, LA	106.5	June 1, 2012	C2	486	50.0	50.0

				Expiration Date	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	of License	Class	(in feet)	Day	Night

	WCDV FM	Hammond, LA	103.3	June 1, 2012	C	1004	100.0	100.0
	WEMX FM	Kentwood, LA	94.1	June 1, 2012	C1	981	100.0	100.0
	WIBR AM	Baton Rouge, LA	1300	June 1, 2012	B	N/A	5.0	1.0
	WXOK AM	Port Allen, LA	1460	June 1, 2012	B	N/A	4.7	0.3
Battle Creek, MI	WBCK FM	Battle Creek, MI	95.3	October 1, 2012	A	269	3.0	3.0
	WBXX FM	Marshall, MI	104.9	October 1, 2012	A	328	6.0	6.0
Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2013	C3	503	10.5	10.5
	KBED AM	Nederland, TX	1510	August 1, 2013	D	N/A	5.0	0.0
	KIKR AM	Beaumont, TX	1450	August 1, 2013	C	N/A	1.0	1.0
	KFNC FM	Beaumont, TX	97.5	August 1, 2013	C	1955	100.0	100.0
	KQXY FM	Beaumont, TX	94.1	August 1, 2013	C1	600	100.0	100.0
	KSTB FM	Crystal Beach, TX	101.5	August 1, 2013	A	184	6.0	6.0
	KTCX FM	Beaumont, TX	102.5	August 1, 2013	C2	492	50.0	50.0
Binghamton, NY	WAAL FM	Binghamton, NY	99.1	June 1, 2014	B	955	8.7	8.7
	WHWK FM	Binghamton, NY	98.1	June 1, 2014	B	1296	6.7	6.7
	WNBF AM	Binghamton, NY	1290	June 1, 2014	B	N/A	9.3	5.0
	WWYL FM	Chenango Bridge, NY	104.1	June 1, 2014	A	833	0.9	0.9
	WYOS AM	Binghamton, NY	1360	June 1, 2014	B	N/A	5.0	0.5
Birmingham, AL	WAPI AM	Birmingham, AL	1070	April 1, 2012	B	N/A	50.0	5.0
	WJOX AM	Birmingham, AL	690	April 1, 2012	B	N/A	50.0	0.5
	WAPI FM	Helena, AL	100.5	April 1, 2012	C1	1014	69.0	69.0
	WUHT FM	Birmingham, AL	107.7	April 1, 2012	C1	1345	42.0	42.0
	WJOX FM	Birmingham, AL	94.5	April 1, 2012	C0	1014	100.0	100.0
	WZRR FM	Birmingham, AL	99.5	April 1, 2012	C0	1014	100.0	100.0
Bismarck, ND	KACL FM	Bismarck, ND	98.7	April 1, 2013	C1	837	100.0	100.0
	KBYZ FM	Bismarck, ND	96.5	April 1, 2013	C1	963	100.0	100.0
	KKCT FM	Bismarck, ND	97.5	April 1, 2013	C1	837	100.0	100.0
	KLXX AM	Bismarck- Mandan, ND	1270	April 1, 2013	B	N/A	1.0	0.3
	KUSB FM	Hazelton, ND	103.3	April 1, 2013	C1	965	100.0	100.0
Boise, ID	KBOI AM	Boise, ID	670	October 1, 2013	B	N/A	50.0	50.0
	KIZN FM	Boise, ID	92.3	October 1, 2013	C	2717	48.0	48.0
	KKGL FM	Nampa, ID	96.9	October 1, 2013	C	2717	48.0	48.0
	KQFC FM	Boise, ID	97.9	October 1, 2013	C	2717	48.0	48.0
	KTIK FM	New Plymouth, ID	93.1	October 1, 2013	C	2717	48.0	48.0
	KTIK AM	Nampa, ID	1350	October 1, 2013	B	N/A	5.0	0.6
Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2019	C3	479	12.0	12.0
	WFNR AM*	Blacksburg, VA	710	October 1, 2011	D	N/A	10.0	0.0
	WNMX FM	Christiansburg, VA	100.7	October 1, 2019	A	886	0.8	0.8
	WPSK FM	Pulaski, VA	107.1	October 1, 2019	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2019	B	N/A	5.0	0.5
	WWBU FM	Radford, VA	101.7	October 1, 2019	A	66	5.8	5.8
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2014	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	April 1, 2014	B	N/A	1.0	0.5
Buffalo, NY	WEDG FM	Buffalo, NY	103.3	June 1, 2014	B	348	49.0	49.0
	WGRF FM	Buffalo, NY	96.9	June 1, 2014	B	712	24.0	24.0
	WHLD AM	Niagra Falls, NY	1270	June 1, 2014	B	N/A	5.0	1.0
	WHTT FM	Buffalo, NY	104.1	June 1, 2014	B	387	50.0	50.0
	WBBF AM	Buffalo, NY	1120	June 1, 2014	D	N/A	1.0	0.0
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2013	C1	551	100.0	100.0

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2013	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1, 2013	C1	981	100.0	100.0
	KRQN FM	Vinton, IA	107.1	February 1, 2013	A	371	4.7	4.7
Charleston, SC	WSSX FM	Charleston, SC	95.1	December 1, 2019	C0	1001	100.0	100.0
	WIWF FM	Charleston, SC	96.9	December 1, 2019	C	1768	100.0	100.0
	WTMA AM*	Charleston, SC	1250	December 1, 2011	B	N/A	5.0	1.0
	WWWZ FM*	Summerville, SC	93.3	December 1, 2011	C2	492	50.0	50.0
Chattanooga, TN	WGOW AM	Chattanooga, TN	1150	August 1, 2012	B	N/A	5.0	1.0
	WGOW FM	Soddy-Daisy, TN	102.3	August 1, 2012	A	285	6.0	6.0
	WOGT FM	East Ridge, TN	107.9	August 1, 2012	C3	328	25.0	25.0
	WSKZ FM	Chattanooga, TN	106.5	August 1, 2012	C	1079	100.0	100.0
Chicago, IL	WLS AM	Chicago, IL	890	December 1, 2012	A	N/A	50.0	50.0
	WLS FM	Chicago, IL	94.7	December 1, 2012	B	1535	4.4	4.4
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2012	B	866	16.0	16.0
	WOFX FM	Cincinnati, OH	92.5	October 1, 2012	B	866	16.0	16.0
	WRRM FM	Cincinnati, OH	98.5	October 1, 2012	B	807	18.0	18.0
	WGRR FM	Hamilton, OH	103.5	October 1, 2012	B	1037	11.0	11.0
	WFTK FM	Lebanon, OH	96.5	October 1, 2012	B	810	19.5	19.5
Colorado Springs, CO	KKFM FM	Colorado Springs, CO	98.1	April 1, 2013	C	2290	71.0	71.0
	KKMG FM	Pueblo, CO	98.9	April 1, 2013	C	2280	72.0	72.0
	KKPK FM	Colorado Springs, CO	92.9	April 1, 2013	C	2198	60.0	60.0
	KCSF AM	Colorado Springs, CO	1300	April 1, 2013	B	N/A	5.0	1.0
	KVOR AM	Colorado Springs, CO	740	April 1, 2013	B	N/A	3.3	1.5
	KATC FM	Colorado Springs, CO	95.1	April 1, 2013	C	2280	58.0	58.0
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2013	C2	600	33.0	33.0
	KBXR FM	Columbia, MO	102.3	February 1, 2013	C3	856	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2013	C	N/A	1.0	1.0
	KJMO FM	Linn, MO	97.5	February 1, 2013	A	328	6.0	6.0
	KLIK AM	Jefferson City, MO	1240	February 1, 2013	C	N/A	1.0	1.0
	KOQL FM	Ashland, MO	106.1	February 1, 2013	C1	958	69.0	69.0
	KPLA FM	Columbia, MO	101.5	February 1, 2013	C1	1063	42.0	42.0
	KZJF FM	Jefferson City, MO	104.1	February 1, 2013	A	348	5.3	5.3
Columbia, SC	WISW AM	Columbia, SC	1320	December 1, 2019	B	N/A	5.0	2.5
	WLXC FM*	Columbia, SC	103.1	December 1, 2011	A	308	6.0	6.0
	WNKT FM	Eastover, SC	107.5	December 1, 2019	C2	548	40.0	40.0
	WOMG FM	Lexington, SC	98.5	December 1, 2019	A	325	6.0	6.0
	WTCB FM	Orangeburg, SC	106.7	December 1, 2019	C1	787	100.0	100.0
Columbus-Starkville, MS	WJWF AM	Columbus, MS	1400	June 1, 2012	C	N/A	1.0	1.0
	WKOR FM	Columbus, MS	94.9	June 1, 2012	C2	492	50.0	50.0
	WMXU FM	Starkville, MS	106.1	June 1, 2012	C2	502	40.0	40.0
	WNMQ FM	Columbus, MS	103.1	June 1, 2012	C2	755	22.0	22.0
	WSMS FM	Artesia, MS	99.9	June 1, 2012	C2	505	47.0	47.0
	WSSO AM	Starkville, MS	1230	June 1, 2012	C	N/A	1.0	1.0
Dallas, TX	WBAP AM	Fort Worth, TX	820	August 1, 2013	A	N/A	50.0	50.0
	WBAP FM	Flower Mound, TX	96.7	August 1, 2013	C	2038	90.0	90.0
	KSCS FM	Fort Worth, TX	96.3	August 1, 2013	C	1611	99.0	99.0
	KLIF AM	Dallas, TX	570	August 1, 2013	B	N/A	5.0	5.0
	KPLX FM	Fort Worth, TX	99.5	August 1, 2013	C	1677	100.0	100.0
	KLIF FM	Haltom City, TX	93.9	August 1, 2013	C2	394	50.0	50.0
	KTCK AM	Dallas, TX	1310	August 1, 2013	B	N/A	25.0	5.0
	KTDK FM	Sanger, TX	104.1	August 1, 2013	C3	630	6.2	6.2
Danbury, CT	WDBY FM	Patterson, NY	105.5	June 1, 2014	A	610	0.9	0.9

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WINE AM	Brookfield, CT	940	April 1, 2014	D	N/A	0.7	0.0
	WPUT AM	Brewster, NY	1510	June 1, 2014	D	N/A	1.0	0.0
	WRKI FM	Brookfield, CT	95.1	April 1, 2014	B	636	29.5	29.5
Des Moines, IA	KBGG AM	Des Moines, IA	1700	February 1, 2013	B	N/A	10.0	1.0
	KHKI FM	Des Moines, IA	97.3	February 1, 2013	C1	469	105.0	105.0
	KGGO FM	Des Moines, IA	94.9	February 1, 2013	C0	1066	100.0	100.0
	KJJY FM	West Des Moines, IA	92.5	February 1, 2013	C2	541	41.0	41.0
	KWQW FM	Boone, IA	98.3	February 1, 2013	C2	541	41.0	41.0
Detroit, MI	WJR AM	Detroit, MI	760	October 1, 2012	A	N/A	50.0	50.0
	WDVD FM	Detroit, MI	96.3	October 1, 2012	B	787	20.0	20.0
	WDRQ FM	Detroit, MI	93.1	October 1, 2012	B	669	26.5	26.5
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2013	C2	348	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2013	A	308	2.0	2.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2013	C	N/A	1.0	1.0
	WDBQ FM	Galena, IL	107.5	December 1, 2012	A	328	6.0	6.0
	WJOD FM	Asbury, IA	103.3	February 1, 2013	C3	643	6.6	6.6
Erie, PA	WXKC FM	Erie, PA	99.9	August 1, 2014	B	492	50.0	50.0
	WXTA FM	Edinboro, PA	97.9	August 1, 2014	B1	505	10.0	10.0
	WRIE AM	Erie, PA	1260	August 1, 2014	B	N/A	5.0	5.0
	WQHZ FM	Erie, PA	102.3	August 1, 2014	A	614	1.7	1.7
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2014	C1	919	100.0	100.0
	KNRQ FM	Aloha, OR	97.9	February 1, 2014	C	1011	100.0	100.0
	KSCR AM	Eugene, OR	1320	February 1, 2014	D	N/A	1.0	0.0
	KUGN AM	Eugene, OR	590	February 1, 2014	B	N/A	5.0	5.0
	KUJZ FM	Creswell, OR	95.3	February 1, 2014	C3	1207	0.6	0.6
	KZEL FM	Eugene, OR	96.1	February 1, 2014	C	1093	100.0	100.0
Faribault-Owatonna, MN	KDHL AM	Faribault, MN	920	April 1, 2013	B	N/A	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2013	A	328	3.0	3.0
	KRFO AM	Owatonna, MN	1390	April 1, 2013	D	N/A	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2013	A	174	4.7	4.7
Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2012	C2	692	25.0	25.0
	KFAY AM	Farmington, AR	1030	June 1, 2012	B	N/A	10.0	1.0
	KQSM FM	Fayetteville, AR	92.1	June 1, 2012	C3	532	7.6	7.6
	KMCK FM	Prairie Grove, AR	105.7	June 1, 2012	C1	476	100.0	100.0
	KKEG FM	Bentonville, AR	98.3	June 1, 2012	C1	617	100.0	100.0
	KYNG AM	Springdale, AR	1590	June 1, 2012	D	N/A	2.5	0.1
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2019	B	N/A	10.0	1.0
	WFVL FM	Lumberton, NC	102.3	December 1, 2019	A	279	6.0	6.0
	WMGU FM	Southern Pines, NC	106.9	December 1, 2019	C2	469	50.0	50.0
	WQSM FM	Fayetteville, NC	98.1	December 1, 2019	C1	830	100.0	100.0
	WRCQ FM	Dunn, NC	103.5	December 1, 2019	C2	502	48.0	48.0
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2012	A	328	3.0	3.0
	WWCK AM	Flint, MI	1570	October 1, 2012	D	N/A	1.0	0.2
	WWCK FM	Flint, MI	105.5	October 1, 2012	B1	328	25.0	25.0
	WFBE FM	Flint, MI	95.1	October 1, 2012	B	318	34.0	34.0
	WTRX AM	Flint, MI	1330	October 1, 2012	B	N/A	5.0	1.0
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2019	A	328	6.0	6.0

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WCMG FM	Latta, SC	94.3	December 1, 2019	C3	502	10.5	10.5
	WHLZ FM	Marion, SC	100.5	December 1, 2019	C3	328	25.0	25.0
	WMXT FM	Pamplico, SC	102.1	December 1, 2019	C2	479	50.0	50.0
	WWFN FM	Lake City, SC	100.1	December 1, 2019	A	433	3.3	3.3
	WYMB AM	Manning, SC	920	December 1, 2019	B	N/A	2.3	1.0
	WYNN AM	Florence, SC	540	December 1, 2019	D	N/A	0.3	0.2
	WYNN FM	Florence, SC	106.3	December 1, 2019	A	328	6.0	6.0
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2012	C2	574	17.0	17.0
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2012	C2	459	50.0	50.0
	KOAI AM	Van Buren, AR	1060	June 1, 2012	D	N/A	0.5	0.0
	KOMS FM	Poteau, OK	107.3	June 1, 2013	C	1893	100.0	100.0
Fort Walton Beach, FL	WFTW AM	Ft. Walton Beach, FL	1260	February 1, 2020	D	N/A	2.5	0.1
	WKSM FM*	Ft. Walton Beach, FL	99.5	February 1, 2012	C2	438	50.0	50.0
	WNCV FM	Shalimar, FL	93.3	February 1, 2020	C2	469	50.0	50.0
	WYZB FM	Mary Esther, FL	105.5	February 1, 2020	C3	305	25.0	25.0
	WZNS FM	Ft. Walton Beach, FL	96.5	February 1, 2020	C1	438	100.0	100.0
Grand Junction, CO	KBKL FM	Grand Junction, CO	107.9	April 1, 2013	C	1486	100.0	100.0
	KEKB FM	Fruita, CO	99.9	April 1, 2013	C	1546	79.0	79.0
	KDBN FM	Parachute, CO	101.1	April 1, 2013	A	-1398	0.2	0.2
	KEXO AM	Grand Junction, CO	1230	April 1, 2013	C	N/A	1.0	1.0
	KKNN FM	Delta, CO	95.1	April 1, 2013	C0	1424	100.0	100.0
	KMXY FM	Grand Junction, CO	104.3	April 1, 2013	C0	1464	100.0	100.0
Grand Rapids, MI	WJRW AM	Grand Rapids, MI	1340	October 1, 2012	C	N/A	1.0	1.0
	WTNR FM	Holland, MI	94.5	October 1, 2012	B	499	50.0	50.0
	WLAV FM	Grand Rapids, MI	96.9	October 1, 2012	B	489	50.0	50.0
	WBBL FM	Greenville, MI	107.3	October 1, 2012	B	492	50.0	50.0
	WHTS FM	Coopersville, MI	105.3	October 1, 2012	B	794	20.0	20.0
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2012	C	N/A	1.0	1.0
	WDUZ FM	Brillion, WI	107.5	December 1, 2012	C3	879	3.6	3.6
	WKRU FM	Allouez, WI	106.7	December 1, 2012	C3	328	25.0	25.0
	WOGB FM	Kaukauna, WI	103.1	December 1, 2012	C3	879	3.6	3.6
	WPCK FM	Denmark, WI	104.9	December 1, 2012	C3	515	10.0	10.0
	WQLH FM	Green Bay, WI	98.5	December 1, 2012	C1	499	100.0	100.0
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2014	C	N/A	1.0	1.0
	WNNK FM	Harrisburg, PA	104.1	August 1, 2014	B	725	22.5	22.5
	WWKL FM	Mechanicsburg, PA	93.5	August 1, 2014	A	719	1.3	1.3
	WDVY FM	Hershey, PA	106.7	August 1, 2014	B	929	14.0	14.0
	WQXA FM	York, PA	105.7	August 1, 2014	B	705	25.0	25.0
Houston, TX	KHJK FM	La Porte, TX	103.7	August 1, 2013	C	1936	94.9	94.9
	KRBE FM	Houston, TX	104.1	August 1, 2013	C	1919	92.2	92.2
Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2012	A	945	0.7	0.7
	WUMP AM	Madison, AL	730	April 1, 2012	D	N/A	1.0	0.1
	WVNN AM	Athens, AL	770	April 1, 2012	B	N/A	7.0	0.3
	WVNN FM	Trinity, AL	92.5	April 1, 2012	A	423	3.1	3.1
	WWFF FM	New Market, AL	93.3	April 1, 2012	C2	914	14.5	14.5
	WZYP FM	Athens, AL	104.3	April 1, 2012	C	1116	100.0	100.0
Indianapolis, IN	WJJK FM	Noblesville, IN	104.5	August 1, 2012	B	492	50.0	50.0
	WAYI FM	Sellersburg, IN	93.9	August 1, 2012	A	499	2.7	2.7

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WFMS FM	Fishers, IN	95.5	August 1, 2012	B	991	13.0	13.0
Johnson City, TN	WXSM AM	Blountville, TN	640	August 1, 2012	B	N/A	10.0	0.8
	WJCW AM	Johnson City, TN	910	August 1, 2012	B	N/A	5.0	0.1
	WGOC AM	Kingsport, TN	1320	August 1, 2012	B	N/A	5.0	0.5
	WKOS FM	Kingsport, TN	104.9	August 1, 2012	A	492	2.8	2.8
	WQUT FM	Johnson City, TN	101.5	August 1, 2012	C	1499	100.0	100.0
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2012	B	482	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2012	B	N/A	5.0	1.0
	WRKR FM	Portage, MI	107.7	October 1, 2012	B	486	50.0	50.0
Kansas City, MO	KCFX FM	Harrisonville, MO	101.1	February 1, 2013	C0	1099	100.0	100.0
	KCHZ FM	Ottawa, KS	95.7	June 1, 2013	C1	981	98.0	98.0
	KCJK FM	Garden City, MO	105.1	February 1, 2013	C1	1145	69.0	69.0
	KCMO AM	Kansas City, MO	710	February 1, 2013	B	N/A	10.0	5.0
	KCMO FM	Shawnee, KS	94.9	June 1, 2013	C0	1119	100.0	100.0
	KMJK FM	North Kansas City, MO	107.3	February 1, 2013	C1	981	100.0	100.0
Killeen-Temple, TX	KLTD FM	Temple, TX	101.7	August 1, 2013	C3	410	16.5	16.5
	KOOC FM	Belton, TX	106.3	August 1, 2013	C3	489	11.5	11.5
	KSSM FM	Copperas Cove, TX	103.1	August 1, 2013	C3	558	8.6	8.6
	KTEM AM	Temple, TX	1400	August 1, 2013	C	N/A	1.0	1.0
	KUSJ FM	Harker Heights, TX	105.5	August 1, 2013	C2	600	33.0	33.0
Knoxville, TN	WIVK FM	Knoxville, TN	107.7	August 1, 2012	C	2077	91.0	91.0
	WNML AM	Knoxville, TN	990	August 1, 2012	B	N/A	10.0	10.0
	WNML FM	Friendsville, TN	99.1	August 1, 2012	A	328	6.0	6.0
	WOKI FM	Oliver Springs, TN	98.7	August 1, 2012	C3	571	8.0	8.0
	WNRX FM	Jefferson City, TN	99.3	August 1, 2012	A	653	0.9	0.9
Kokomo, IN	WWKI FM	Kokomo, IN	100.5	August 1, 2012	B	469	50.0	50.0
Lafayette, LA	KNEK AM	Washington, LA	1190	June 1, 2012	D	N/A	0.3	0.0
	KRRQ FM	Lafayette, LA	95.5	June 1, 2012	C2	443	50.0	50.0
	KSMB FM	Lafayette, LA	94.5	June 1, 2012	C	1079	100.0	100.0
	KXKC FM	New Iberia, LA	99.1	June 1, 2012	C0	984	100.0	100.0
	KNEK FM	Washington, LA	104.7	June 1, 2012	C3	328	25.0	25.0
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June 1, 2012	C	N/A	1.0	1.0
	KBIU FM	Lake Charles, LA	103.3	June 1, 2012	C2	479	35.0	35.0
	KKGB FM	Sulphur, LA	101.3	June 1, 2012	C3	479	12.0	12.0
	KQLK FM	De Ridder, LA	97.9	June 1, 2012	C2	492	50.0	50.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2012	B	N/A	1.0	1.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2012	C1	479	100.0	100.0
Lancaster, PA	WIOV FM	Ephrata, PA	105.1	August 1, 2014	B	702	25.0	25.0
	WIOV AM	Reading, PA	1240	August 1, 2014	C	N/A	1.0	1.0
Lansing, MI	WFMK FM	East Lansing, MI	99.1	October 1, 2012	B	600	28.0	28.0
	WITL FM	Lansing, MI	100.7	October 1, 2012	B	643	26.5	26.5
	WJIM AM	Lansing, MI	1240	October 1, 2012	C	N/A	0.9	0.9
	WJIM FM	Lansing, MI	97.5	October 1, 2012	B	512	45.0	45.0
	WMMQ FM	East Lansing, MI	94.9	October 1, 2012	B	492	50.0	50.0
	WVFN AM	East Lansing, MI	730	October 1, 2012	D	N/A	0.5	0.1
Lexington, KY	WCYN FM	Cynthiana, KY	102.3	August 1, 2012	A	400	3.4	3.4
	WLTO FM	Nicholasville, KY	102.5	August 1, 2012	A	373	4.6	4.6
	WLXX FM	Lexington, KY	92.9	August 1, 2012	C1	850	100.0	100.0

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WVLK AM	Lexington, KY	590	August 1, 2012	B	N/A	5.0	1.0
	WVLK FM	Richmond, KY	101.5	August 1, 2012	C3	541	9.0	9.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2012	A	328	6.0	6.0
Little Rock, AR	KAAY AM	Little Rock, AR	1090	June 1, 2012	A	N/A	50.0	50.0
	KARN AM	Little Rock, AR	920	June 1, 2012	B	N/A	5.0	5.0
	KIPR FM	Pine Bluff, AR	92.3	June 1, 2012	C1	938	100.0	100.0
	KLAL FM	Wrightsville, AR	107.7	June 1, 2012	C1	742	100.0	100.0
	KPZK AM	Little Rock, AR	1250	June 1, 2012	B	N/A	2.0	1.2
	KURB FM	Little Rock, AR	98.5	June 1, 2012	C0	1286	100.0	100.0
	KARN FM	Sheridan, AR	102.9	June 1, 2012	C2	492	50.0	50.0
Los Angeles, CA	KABC AM	Los Angeles, CA	790	December 1, 2013	B	N/A	5.0	5.0
	KLOS FM	Los Angeles, CA	95.5	December 1, 2013	B	3130	63.0	63.0
Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2012	D	N/A	1.0	0.0
	WDDO AM	Macon, GA	1240	April 1, 2012	C	N/A	1.0	1.0
	WDEN FM	Macon, GA	99.1	April 1, 2012	C1	581	100.0	100.0
	WROK FM	Macon, GA	105.5	April 1, 2012	C3	659	6.1	6.1
	WLZN FM	Macon, GA	92.3	April 1, 2012	A	328	3.0	3.0
	WMAC AM	Macon, GA	940	April 1, 2012	B	N/A	50.0	10.0
	WMGB FM	Montezuma, GA	95.1	April 1, 2012	C2	390	46.0	46.0
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2012	C1	679	100.0	100.0
Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2020	C1	486	100.0	100.0
	WHKR FM*	Rockledge, FL	102.7	February 1, 2012	C2	433	50.0	50.0
	WINT AM*	Melbourne, FL	1560	February 1, 2012	D	N/A	5.0	0.0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2020	C3	289	25.0	25.0
Memphis, TN	WRBO FM	Como, MS	103.5	June 1, 2012	C1	587	100.0	100.0
	WGKX FM	Memphis, TN	105.9	August 1, 2012	C	993	100.0	100.0
	WXMX FM	Millington, TN	98.1	August 1, 2012	C1	869	100.0	100.0
	WKIM FM	Munford, TN	98.9	August 1, 2012	C1	614	100.0	100.0
Minneapolis, MN	KQRS FM	Golden Valley, MN	92.5	April 1, 2013	C	1034	100.0	100.0
	KXXR FM	Minneapolis, MN	93.7	April 1, 2013	C	1034	100.0	100.0
	WGVX FM	Lakeville, MN	105.1	April 1, 2013	A	499	2.6	2.6
	WGVY FM	Cambridge, MN	105.3	April 1, 2013	C3	299	25.0	25.0
	WGVZ FM	Eden Prairie, MN	105.7	April 1, 2013	A	833	1.0	1.0
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2012	C	1708	98.0	98.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2012	C2	548	40.0	40.0
	WGOK AM	Mobile, AL	900	April 1, 2012	B	N/A	1.0	0.4
	WXQW AM	Fairhope, AL	660	April 1, 2012	B	N/A	10.0	0.9
	WABD FM	Atmore, AL	104.1	April 1, 2012	C	1708	98.0	98.0
Modesto, CA	KATM FM	Modesto, CA	103.3	December 1, 2013	B	499	50.0	50.0
	KDJK FM	Mariposa, CA	103.9	December 1, 2013	A	2047	0.1	0.1
	KESP AM	Modesto, CA	970	December 1, 2013	B	N/A	1.0	1.0
	KHKK FM	Modesto, CA	104.1	December 1, 2013	B	499	50.0	50.0
	KHOP FM	Oakdale, CA	95.1	December 1, 2013	B	633	29.5	29.5
	KWNN FM	Turlock, CA	98.3	December 1, 2013	A	390	2.0	2.0
Muncie, IN	WLTI AM	New Castle, IN	1550	August 1, 2012	B	N/A	0.3	0.3
	WMDH FM	New Castle, IN	102.5	August 1, 2012	B	499	50.0	50.0
Muskegon, MI	WLCS FM	North Muskegon, MI	98.3	October 1, 2012	A	456	1.6	1.6
	WKLQ AM	Whitehall, MI	1490	October 1, 2012	C	N/A	1.0	1.0

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WVIB FM	Holton, MI	100.1	October 1, 2012	A	472	2.9	2.9
	WLAW FM	Newaygo, MI	92.5	October 1, 2012	A	541	2.3	2.3
	WWSN FM	Whitehall, MI	97.5	October 1, 2012	A	427	1.7	1.7
Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2012	C0	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2012	B	N/A	5.0	1.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2012	C0	1096	100.0	100.0
	WMSP AM	Montgomery, AL	740	April 1, 2012	B	N/A	10.0	0.2
	WMXS FM	Montgomery, AL	103.3	April 1, 2012	C	1096	100.0	100.0
	WXFX FM	Prattville, AL	95.1	April 1, 2012	C2	1095	5.4	5.4
Myrtle Beach, SC	WDAI FM*	Pawley’s Island, SC	98.5	December 1, 2011	C3	666	6.1	6.1
	WTOD AM*	Hartsville, SC	1450	December 1, 2011	C	N/A	1.0	1.0
	WLFF FM*	Georgetown, SC	106.5	December 1, 2011	C2	492	50.0	50.0
	WSEA FM*	Atlantic Beach, SC	100.3	December 1, 2011	C3	476	12.0	12.0
	WSYN FM*	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8.0	8.0
	WHSC AM*	Conway, SC	1050	December 1, 2011	B	N/A	5.0	0.5
Nashville, TN	WQQK FM	Goodlettsville, TN	92.1	August 1, 2012	A	461	3.1	3.1
	WSM FM	Nashville, TN	95.5	August 1, 2012	C	1230	100.0	100.0
	WWTN FM	Hendersonville, TN	99.7	August 1, 2012	C0	1296	100.0	100.0
	WGFX FM	Gallatin, TX	104.5	August 1, 2012	C1	1207	58.0	58.0
	WKDF FM	Nashville, TN	103.3	August 1, 2012	C0	1234	100.0	100.0
New Bedford, MA	WBSM AM	New Bedford, MA	1420	April 1, 2014	B	N/A	5.0	1.0
	WFHN FM	Fairhaven, MA	107.1	April 1, 2014	A	345	5.4	5.4
New London, CT	WQGN FM	Groton, CT	105.5	April 1, 2014	A	276	3.0	3.0
	WXLM AM	Groton, CT	980	April 1, 2014	D	N/A	1.0	0.1
	WMOS FM	Stonington, CT	102.3	April 1, 2014	A	345	5.4	5.4
New Orleans, LA	KMEZ FM	Port Sulphur, LA	106.7	June 1, 2012	C1	981	100.0	100.0
	KKND FM	Belle Chasse, LA	102.9	June 1, 2012	C3	604	4.7	4.7
	WRKN FM	Laplace, LA	92.3	June 1, 2012	C	1946	100.0	100.0
	WMTI FM	Picayune, MS	106.1	June 1, 2012	C2	659	28.0	28.0
New York, NY	WABC AM	New York, NY	770	June 1, 2014	A	N/A	50.0	50.0
	WPLJ FM	New York, NY	95.5	June 1, 2014	B	1339	6.7	6.7
Odessa-Midland, TX	KBAT FM	Monahans, TX	99.9	August 1, 2013	C1	574	100.0	100.0
	KGEE FM	Pecos, TX	97.3	August 1, 2013	A	70	0.3	0.3
	KMND AM	Midland, TX	1510	August 1, 2013	D	N/A	2.4	0.0
	KNFM FM	Midland, TX	92.3	August 1, 2013	C	984	100.0	100.0
	KODM FM	Odessa, TX	97.9	August 1, 2013	C1	361	100.0	100.0
	KRIL AM	Odessa, TX	1410	August 1, 2013	B	N/A	0.9	0.2
	KZBT FM	Midland, TX	93.3	August 1, 2013	C1	440	100.0	100.0
Oklahoma City, OK	KATT FM	Oklahoma City, OK	100.5	June 1, 2013	C1	1542	28.9	28.9
	KKWD FM	Bethany, OK	104.9	June 1, 2013	A	328	6.0	6.0
	WWLS FM	The Village, OK	98.1	June 1, 2013	C	1542	28.9	28.9
	KQOB FM	Enid, OK	96.9	June 1, 2013	C	1480	98.0	98.0
	KYIS FM	Oklahoma City, OK	98.9	June 1, 2013	C	1542	100.0	100.0
	WWLS AM	Moore, OK	640	June 1, 2013	B	N/A	5.0	1.0
	WKY AM	Oklahoma City, OK	930	June 1, 2013	B	N/A	5.0	5.0
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2013	B	876	12.5	12.5
	KHAY FM	Ventura, CA	100.7	December 1, 2013	B	1211	39.0	39.0
	KVEN AM	Ventura, CA	1450	December 1, 2013	C	N/A	1.0	1.0
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2013	B	2969	105.0	105.0
Pensacola, FL	WCOA AM*	Pensacola, FL	1370	February 1, 2012	B	N/A	5.0	5.0
	WJLQ FM*	Pensacola, FL	100.7	February 1, 2012	C	1708	98.0	98.0
	WRRX FM*	Gulf Breeze, FL	106.1	February 1, 2012	A	407	3.9	3.9

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Portland, ME	WBLM FM	Portland, ME	102.9	April 1, 2014	C0	1427	100.0	100.0
	WCYY FM	Biddeford, ME	94.3	April 1, 2014	B1	482	11.5	11.5
	WHOM FM	Mount Washington, NH	94.9	April 1, 2014	C	3744	48.0	48.0
	WJBQ FM	Portland, ME	97.9	April 1, 2014	B	889	16.0	16.0
Portsmouth, NH	WOKQ FM	Dover, NH	97.5	April 1, 2014	B	492	50.0	50.0
	WPKQ FM	North Conway, NH	103.7	April 1, 2014	C	3803	21.5	21.5
	WSAK FM	Hampton, NH	102.1	April 1, 2014	A	328	3.0	3.0
	WSHK FM	Kittery, ME	105.3	April 1, 2014	A	371	2.2	2.2
Poughkeepsie, NY	WALL AM	Middletown, NY	1340	June 1, 2014	C	N/A	1.0	1.0
	WCZX FM	Hyde Park, NY	97.7	June 1, 2014	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2014	D	N/A	5.0	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2014	C	N/A	1.0	1.0
	WKXP FM	Kingston, NY	94.3	June 1, 2014	A	545	2.3	2.3
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2014	A	627	1.6	1.6
	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2014	B	1539	4.4	4.4
	WRRB FM	Arlington, NY	96.9	June 1, 2014	A	1007	0.3	0.3
	WRRV FM	Middletown, NY	92.7	June 1, 2014	A	269	6.0	6.0
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2014	A	719	0.6	0.6
Presque Isle, ME	WBPW FM	Presque Isle, ME	96.9	April 1, 2014	C1	430	100.0	100.0
	WOZI FM	Presque Isle, ME	101.9	April 1, 2014	C2	1207	7.9	7.9
	WQHR FM	Presque Isle, ME	96.1	April 1, 2014	C	1280	95.0	95.0
Providence, RI	WPRO AM	Providence, RI	630	April 1, 2014	B	N/A	5.0	5.0
	WPRO FM	Providence, RI	92.3	April 1, 2014	B	551	39.0	39.0
	WPRV AM	Providence, RI	790	April 1, 2014	B	N/A	5.0	5.0
	WEAN FM	Wakefield-Peacedale, RI	99.7	April 1, 2014	A	535	2.3	2.3
	WWLI FM	Providence, RI	105.1	April 1, 2014	B	499	50.0	50.0
	WWKX FM	Woonsocket, RI	106.3	April 1, 2014	A	518	1.2	1.2
Quad Cities, IA	KBEA FM	Muscatine, IA	99.7	February 1, 2013	C1	869	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	February 1, 2013	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2013	B	N/A	1.0	1.0
	KQCS FM	Bettendorf, IA	93.5	February 1, 2013	A	318	6.0	6.0
	WXLP FM	Moline, IL	96.9	December 1, 2012	B	499	50.0	50.0
Reno, NV	KBUL FM	Carson City, NV	98.1	October 1, 2013	C	2293	74.0	74.0
	KKOH AM	Reno, NV	780	October 1, 2013	B	N/A	50.0	50.0
	KNEV FM	Reno, NV	95.5	October 1, 2013	C	2280	60.0	60.0
	KWYL FM	South Lake Tahoe, CA	102.9	December 1, 2013	C	2927	39.0	39.0
Rochester, MN	KDCZ FM	Eyota, MN	103.9	April 1, 2013	A	567	1.3	1.3
	KFIL AM	Preston, MN	1060	April 1, 2013	D	N/A	1.0	0.0
	KFIL FM	Chatfield, MN	103.1	April 1, 2013	C3	522	3.5	3.5
	KDZZ FM	Saint Charles, MN	107.7	April 1, 2013	A	571	2.0	2.0
	KOLM AM	Rochester, MN	1520	April 1, 2013	B	N/A	10.0	0.8
	KROC AM	Rochester, MN	1340	April 1, 2013	C	N/A	1.0	1.0
	KROC FM	Rochester, MN	106.9	April 1, 2013	C0	1109	100.0	100.0
	KVGO FM	Spring Valley, MN	104.3	April 1, 2013	C3	512	10.0	10.0
	KWWK FM	Rochester, MN	96.5	April 1, 2013	C2	528	43.0	43.0
	KYBA FM	Stewartville, MN	105.3	April 1, 2013	C2	492	50.0	50.0
Rockford, IL	WKGL FM	Loves Park, IL	96.7	December 1, 2012	A	551	2.2	2.2
	WROK AM	Rockford, IL	1440	December 1, 2012	B	N/A	5.0	0.3
	WXXQ FM	Freeport, IL	98.5	December 1, 2012	B1	492	11.0	11.0
	WZOK FM	Rockford, IL	97.5	December 1, 2012	B	452	50.0	50.0

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

Saginaw, MI	WHNN FM	Bay City, MI	96.1	October 1, 2012	C	1020	100.0	100.0
	WILZ FM	Saginaw, MI	104.5	October 1, 2012	A	413	2.9	2.9
	WIOG FM	Bay City, MI	102.5	October 1, 2012	B	801	86.0	86.0
	WKQZ FM	Midland, MI	93.3	October 1, 2012	C2	554	39.0	39.0
Salt Lake City, UT	KKAT AM	Salt Lake City, UT	860	October 1, 2013	D	N/A	10.0	0.2
	KBEE FM	Salt Lake City, UT	98.7	October 1, 2013	C	2933	34.5	34.5
	KBER FM	Ogden, UT	101.1	October 1, 2013	C	3740	25.0	25.0
	KENZ FM	Ogden, UT	101.9	October 1, 2013	C	3740	25.0	25.0
	KHTB FM	Provo, UT	94.9	October 1, 2013	C	2799	48.0	48.0
	KFNZ AM	Salt Lake City, UT	1320	October 1, 2013	B	N/A	5.0	5.0
	KJQS AM	Murray, UT	1230	October 1, 2013	C	N/A	1.0	1.0
	KUBL FM	Salt Lake City, UT	93.3	October 1, 2013	C	3740	25.0	25.0
San Francisco, CA	KGO AM	San Francisco, CA	810	December 1, 2013	A	N/A	50.0	50.0
	KSFO AM	San Francisco, CA	560	December 1, 2013	B	N/A	5.0	5.0
	KFFG FM	Los Altos, CA	97.7	December 1, 2013	A	410	4.0	4.0
	KFOG FM	San Francisco, CA	104.5	December 1, 2013	B	1506	7.1	7.1
	KNBR AM	San Francisco, CA	680	December 1, 2013	A	N/A	50.0	50.0
	KSAN FM	San Mateo, CA	107.7	December 1, 2013	B	1161	8.9	8.9
	KTCT AM	San Mateo, CA	1050	December 1, 2013	B	N/A	50.0	10.0
Santa Barbara, CA	KRUZ FM	Goleta, CA	97.5	December 1, 2013	B	2920	17.5	17.5
	KRRF FM	Oak View, CA	106.3	December 1, 2013	A	827	0.9	0.9
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2012	D	N/A	4.8	0.0
	WEAS FM	Springfield, GA	93.1	April 1, 2012	C1	981	96.6	96.6
	WIXV FM	Savannah, GA	95.5	April 1, 2012	C1	988	98.0	98.0
	WJCL FM	Savannah, GA	96.5	April 1, 2012	C	1161	100.0	100.0
	WJLG AM	Savannah, GA	900	April 1, 2012	D	N/A	4.4	0.2
	WZAT FM	Tybee Island, GA	102.1	April 1, 2012	C0	1328	98.0	98.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2012	C2	533	23.5	23.5
	KQHN FM	Waskom, TX	97.3	August 1, 2013	C2	533	42.0	42.0
	KRMD AM	Shreveport, LA	1340	June 1, 2012	C	N/A	1.0	1.0
	KRMD FM	Oil City, LA	101.1	June 1, 2012	C0	1134	97.7	97.7
	KVMA FM	Shreveport, LA	102.9	June 1, 2012	C2	535	42.0	42.0
Sioux Falls, SD	KDEZ FM	Brandon, SD	100.1	April 1, 2013	A	558	2.2	2.2
	KIKN FM	Salem, SD	100.5	April 1, 2013	C1	940	100.0	100.0
	KKLS FM	Sioux Falls, SD	104.7	April 1, 2013	C1	981	100.0	100.0
	KMXC FM	Sioux Falls, SD	97.3	April 1, 2013	C1	840	100.0	100.0
	KSOO AM	Sioux Falls, SD	1140	April 1, 2013	B	N/A	10.0	5.0
	KSOO FM	Lennox, SD	99.1	April 1, 2013	C3	328	25.0	25.0
	KXRB AM	Sioux Falls, SD	1000	April 1, 2013	D	N/A	10.0	0.1
	KYBB FM	Canton, SD	102.7	April 1, 2013	C2	486	50.0	50.0
Springfield, MA	WHLL AM	Springfield, MA	1450	April 1, 2014	C	N/A	1.0	1.0
	WMAS FM	Enfield, CT	94.7	April 1, 2014	B	180	50.0	50.0
Stockton, CA	KJOY FM	Stockton, CA	99.3	December 1, 2013	A	322	4.0	4.0
	KWIN FM	Lodi, CA	97.7	December 1, 2013	A	328	6.0	6.0
Syracuse, NY	WAQX FM	Manlius, NY	95.7	June 1, 2014	B1	299	25.0	25.0
	WXTL FM	Syracuse, NY	105.9	June 1, 2014	A	200	4.0	4.0
	WSKO AM	Syracuse, NY	1260	June 1, 2014	B	N/A	5.0	5.0
	WNTQ FM	Syracuse, NY	93.1	June 1, 2014	B	659	97.0	97.0
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2020	C1	604	99.2	99.2

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WGLF FM	Tallahassee, FL	104.1	February 1, 2020	C0	1411	92.2	92.2
	WHBT AM	Tallahassee, FL	1410	February 1, 2020	D	N/A	5.0	0.0
	WHBX FM*	Tallahassee, FL	96.1	February 1, 2012	C2	479	37.0	37.0
	WWLD FM	Cairo, GA	102.3	April 1, 2012	C2	604	27.0	27.0
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2012	B	500	50.0	50.0
	WLQR AM	Toledo, OH	1470	October 1, 2012	B	N/A	1.0	1.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2012	B1	397	7.0	7.0
	WLQR FM	Delta, OH	106.5	October 1, 2012	A	367	4.8	4.8
	WWWM FM	Sylvania, OH	105.5	October 1, 2012	A	389	4.3	4.3
	WXKR FM	Port Clinton, OH	94.5	October 1, 2012	B	617	30.0	30.0
	WMIM FM	Luna Pier, MI	98.3	October 1, 2012	A	443	3.4	3.4
Topeka, KS	KDVB FM	Effingham, KS	96.9	June 1, 2013	A	227	0.1	0.1
	KDVV FM	Topeka, KS	100.3	June 1, 2013	C0	984	100.0	100.0
	KMAJ AM	Topeka, KS	1440	June 1, 2013	B	N/A	5.0	1.0
	KMAJ FM	Carbondale, KS	107.7	June 1, 2013	C1	772	53.0	53.0
	KTOP FM	St. Marys, KS	102.9	June 1, 2013	C2	598	30.0	30.0
	KRWP FM	Stockton, MO	107.7	February 1, 2013	C3	479	11.7	11.7
	KTOP AM	Topeka, KS	1490	June 1, 2013	C	N/A	1.0	1.0
	KWIC FM	Topeka, KS	99.3	June 1, 2013	C3	538	6.8	6.8
Tucson, AZ	KCUB AM	Tucson, AZ	1290	October 1, 2013	B	N/A	1.0	1.0
	KHYT FM	Tucson, AZ	107.5	October 1, 2013	C	2034	92.0	92.0
	KIIM FM	Tucson, AZ	99.5	October 1, 2013	C	2038	93.0	93.0
	KSZR FM	Oro Valley, AZ	97.5	October 1, 2013	A	305	6.0	6.0
	KTUC AM	Tucson, AZ	1400	October 1, 2013	C	N/A	1.0	1.0
Tuscaloosa, AL	WBEI FM	Reform, AL	101.7	April 1, 2012	C2	725	22.5	22.5
	WDGM FM	Greensboro, AL	99.1	April 1, 2012	C3	623	3.2	3.2
	WFFN FM	Coaling, AL	95.3	April 1, 2012	C2	840	17.5	17.5
	WTSK AM	Tuscaloosa, AL	790	April 1, 2012	D	N/A	5.0	0.0
	WTUG FM	Northport, AL	92.9	April 1, 2012	C1	980	100.0	100.0
Washington, DC	WMAL AM*	Washington, DC	630	October 1, 2011	B	N/A	10.0	5.0
	WRQX FM*	Washington, DC	107.3	October 1, 2011	B	807	19.5	19.5
	WMAL FM*	Woodbridge, VA	105.9	October 1, 2011	B	650	28.0	28.0
Waterloo, IA	KCRR FM	Grundy Center, IA	97.7	February 1, 2013	C3	407	16.0	16.0
	KKHQ FM	Oelwein, IA	92.3	February 1, 2013	C	991	100.0	100.0
	KOEL AM	Oelwein, IA	950	February 1, 2013	B	N/A	5.0	0.5
	KOEL FM	Cedar Falls, IA	98.5	February 1, 2013	C3	423	15.0	15.0
Westchester, NY	WDVY FM	Mount Kisco, NY	106.3	June 1, 2014	A	443	1.0	1.0
	WFAS AM	White Plains, NY	1230	June 1, 2014	C	N/A	1.0	1.0
	WFAS FM	Bronxville, NY	103.9	June 1, 2014	A	667	0.6	0.6
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2013	C1	808	100.0	100.0
	KOLI FM	Electra, TX	94.9	August 1, 2013	C2	492	50.0	50.0
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2013	C2	807	19.0	19.0
	KYYI FM	Burkburnett, TX	104.7	August 1, 2013	C1	1017	92.0	92.0
Wilkes-Barre, PA	WARM AM	Scranton, PA	590	August 1, 2014	B	N/A	5.0	5.0
	WBHT FM	Mountain Top, PA	97.1	August 1, 2014	A	1102	0.5	0.5
	WBSX FM	Hazleton, PA	97.9	August 1, 2014	B	1335	6.3	6.3
	WSJR FM	Dallas, PA	93.7	August 1, 2014	A	679	1.5	1.5
	WBHD FM	Olyphant, PA	95.7	August 1, 2014	A	1011	0.6	0.6
	WMGS FM	Wilkes-Barre, PA	92.9	August 1, 2014	B	1385	5.3	5.3
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2019	B	N/A	5.0	5.0

				Expiration	FCC	Height Above Average Terrain	Power (in Kilowatts)
Market	Stations	City of License	Frequency	Date of License	Class	(in feet)	Day	Night

	WGNI FM	Wilmington, NC	102.7	December 1, 2019	C1	981	100.0	100.0
	WKXS FM	Leland, NC	94.5	December 1, 2019	A	416	3.8	3.8
	WMNX FM	Wilmington, NC	97.3	December 1, 2019	C1	884	100.0	100.0
	WWQQ FM*	Wilmington, NC	101.3	December 1, 2011	C2	545	40.0	40.0
Worcester, MA	WORC FM	Webster, MA	98.9	April 1, 2014	A	410	1.9	1.9
	WWFX FM	Southbridge, MA	100.1	April 1, 2014	A	479	2.9	2.9
	WXLO FM	Fitchburg, MA	104.5	April 1, 2014	B	564	37.0	37.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2012	C	N/A	1.0	1.0
	WHOT FM	Youngstown, OH	101.1	October 1, 2012	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2014	A	486	1.4	1.4
	WPIC AM	Sharon, PA	790	August 1, 2014	D	N/A	1.3	0.1
	WQXK FM	Salem, OH	105.1	October 1, 2012	B	446	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2012	D	N/A	1.0	0.0
	WWIZ FM	West Middlesex, PA	103.9	August 1, 2014	A	295	6.0	6.0
	WYFM FM	Sharon, PA	102.9	August 1, 2014	B	604	33.0	33.0
York, PA	WSOX FM	Red Lion, PA	96.1	August 1, 2014	B	951	13.5	13.5
	WSBA AM	York, PA	910	August 1, 2014	B	N/A	5.0	1.0
	WGLD AM	Manchester Township, PA	1440	August 1, 2014	D	N/A	0.7	0.1
	WARM FM	York, PA	103.3	August 1, 2014	B	1306	6.4	6.4

*

Represents stations for which a renewal application has been timely filed with the FCC and is currently pending before the FCC. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application.

Regulatory Approvals

The Communications Laws prohibit the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (1) compliance with various rules limiting common ownership or control of media properties, (2) the financial and “character” qualifications of the assignee or transferee (including those parties holding an “attributable” interest in the assignee or transferee), (3) compliance with the Communications Act’s foreign ownership restrictions, and (4) compliance with other Communications Laws, including those related to programming and filing requirements.

As discussed in greater detail below, the FCC may also review the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See “— Antitrust and Market Concentration Considerations.”

In connection the Citadel Acquisition, we agreed to divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us. For additional information see Note 2, “Acquisitions and Dispositions.”

As a component of the CMP Acquisition, we acquired CMP KC, LLC (“KC LLC”), an indirectly wholly-owned subsidiary of CMP. On February 2, 2011, the direct parent company of KC LLC entered into a restructuring support agreement (the “Restructuring Agreement”) regarding the restructuring of KC LLC’s debt with the lenders under KC LLC’s credit facilities (the “Restructuring”). As part of the Restructuring, KC LLC was renamed AR Broadcasting. The Restructuring was completed in February 2012. As a result of the completion of the Restructuring, we no longer have an ownership interest in AR Broadcasting. However, we have entered into a management agreement, similar to an LMA, pursuant to which we will provide corporate management and other services to AR Broadcasting and its subsidiaries, on a basis that is renewable annually by the owner. For additional information see Note 2, “Acquisitions and Dispositions.”

Ownership Matters

The Communications Act restricts us from having more than one-fourth of our capital stock owned or voted by non-U.S. persons, foreign governments or non-U.S. corporations. We are required to take steps to monitor the citizenship of our stockholders periodically through representative samplings of stockholder citizenship or other appropriate means to establish a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.

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

None of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations or precludes consummation of our pending acquisitions. The Communications Laws limits the number of additional stations that we may acquire in the future in our existing markets as well as new markets.

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

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station or newspaper. Whether that interest is attributable and thus subject to the FCC’s multiple ownership rules, is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity that holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.

With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5% or more of the corporation’s voting stock (20% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a joint sales agreement (“JSA”) also may result in an attributable interest. See “— Local Marketing Agreements.”

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

On June 2, 2003, the FCC adopted new rules and policies (the “New Rules”) which modified the ownership rules and policies then in effect (the “Existing Rules”). Among other changes, the New Rules (1) changed the methodology used to determine the boundaries of radio markets, (2) required that JSAs involving radio stations (but not television stations) be deemed to be an attributable ownership interest under certain circumstances, (3) authorized the common ownership of radio stations and daily newspapers under certain specified circumstances, and (4) eliminated the procedural policy of “flagging” assignment or transfer of control applications that raised potential anticompetitive concerns (namely, those applications that would permit the buyer to control 50% or more of the radio advertising dollars in the market, or would permit two entities (including the buyer), collectively, to control 70% or more of the radio advertising dollars in the market). Certain private parties challenged the New Rules in court, and the court issued an order which prevented the New Rules from going into effect until the court issued a decision on the challenges. On June 24, 2004, the court issued a decision which upheld some of the FCC’s New Rules (for the most part, those that relate to radio) and concluded that other New Rules (for the most part, those that relate to television and newspapers) required further explanation or modification. The court left in place, however, the order which precluded all of the New Rules from going into effect. On September 3, 2004, the court issued a further order which granted the FCC’s request to allow certain New Rules relating to radio to go into effect. The New Rules that became effective (1) changed the definition of the “radio market” for those markets that are rated by Arbitron Inc. (“Arbitron”), (2) modified the Existing Rules’ methodology for defining a radio market in those markets that are not rated by Arbitron, and (3) made JSAs an attributable ownership interest under certain circumstances.

On February 4, 2008, the FCC issued a Report and Order on Reconsideration in conjunction with the quadrennial review of its broadcast ownership rules mandated by the Telecom Act and changed FCC rules to allow common ownership of a radio station or a television station and a daily newspaper in the top 20 Designated Market Areas (“DMAs”) and to consider waivers to allow cross-ownership of a radio or television station with a daily newspaper in other DMAs. The FCC retained all other rules related to radio ownership without change. On July 7, 2011, the same court which overturned the New Rules issued a decision vacating the relaxation of the radio/television-newspaper cross-ownership rule because the FCC had failed to permit public comment on the change as required by the Administrative Procedure Act. At the same time, the court voided a portion of another FCC order which continued to use the Small Business Administration’s definition of “eligible entity” to identify minorities and women who could be entitled to certain benefits under FCC broadcast ownership rules that would not be available to other parties. The court concluded that the FCC had not demonstrated a sufficient link between the use of that term and its stated goal of increasing minority and female ownership of broadcast properties.

On December 22, 2011, the FCC issued a Notice of Proposed Rulemaking based on its 2010 quadrennial review of broadcast ownership rules. The FCC tentatively concluded that (1) the existing limitations on the number of radio stations a party can own in a particular market remain necessary to serve the public interest, (2) it should retain the AM/FM subcaps which limit the number of radio stations a single party can own in a particular service (AM or FM) in an individual market, (3) it should reinstate a rule adopted in 2008 to relax the radio/television-newspaper cross-ownership rule in the top 20 DMAs under certain conditions, and (4) it should repeal the radio-television cross ownership rule which restricted a party’s ability to own radio and television stations in the same market. In each case, the FCC requested comment on these tentative conclusions, and, more specifically, whether the change in the competitive landscape over the last fifteen years – including the advent of satellite radio, the Internet, and radio’s use of digital technology – warranted different conclusions and changes to its broadcast ownership rules. The FCC also requested comments concerning the impact of its local radio ownership rule on minority and female broadcast ownership. We cannot predict the timing or outcome of this proceeding or whether any new rules adopted by the FCC will have a material adverse effect on us.

Programming and Operation

The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter which identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. The FCC adopted rules for television broadcasters in 2008 which require the use of a standard form in providing similar information and also require that a television station’s public inspection file be made available on the internet. That proposal is being challenged in court. On October 27, 2011, the FCC issued an Order on Reconsideration and Further Notice of Proposed Rulemaking in which it concluded that there were some “radio-specific” concerns that needed to be addressed prior to implementing the online public file requirements for radio stations. We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact which adoption of any one or more of those proposals will have on the Company.

Complaints from listeners concerning a station’s programming may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of new personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their website (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rule but also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been subject to numerous EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). We are and have been subject to listener complaints from time to time, and, while none of them has had a material adverse effect our operations as a whole to date, we cannot predict whether any future complaint might have a material adverse effect on our financial condition or results of operations.

On January 24, 2008, the FCC proposed the adoption of certain rules and other measures that the FCC said were designed to enhance the ability of radio and television stations to provide programming responsive to the needs and interests of their respective communities. The measures proposed include the creation of community advisory boards, requiring a broadcaster to maintain a main studio in the community of license of each station it owns, and the establishment of processing guidelines in FCC rules to evaluate the nature and quantity of non-entertainment programming provided by the broadcaster. Those proposals generated considerable public comment and are still pending before the FCC.

Local Marketing Agreements

A number of radio stations, including certain of our stations, have entered into LMAs. In a typical LMA, the licensee of a station makes available, for a fee and reimbursement of its expenses, airtime on its station to a party which supplies programming to be broadcast during that airtime, and collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station receiving programming from another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

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

Joint Sales Agreements

From time to time, radio stations enter into JSAs. A typical JSA authorizes one station to sell another station’s advertising time and retain the revenue from the sale of that airtime. A typical JSA is an agreement that authorizes one party or station to sell another station’s advertising time and retain the revenue from the sale of that airtime in exchange for a periodic payment to the station whose airtime is being sold (which may include a share of the revenue collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the station whose time is being sold by another station maintains ultimate responsibility for, and control over, station operations and otherwise ensures compliance with the Communications Laws.

Under the FCC’s New Rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. In that situation, a radio station cannot have a JSA with another radio station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.

New Services

Digital technology also may be used by radio stations on their existing frequencies. In October 2002, the FCC released a Report and Order in which it selected in-band, on channel (“IBOC”) as the technology that will permit radio stations to introduce digital operations. The FCC now permits operating radio stations to commence digital operation immediately on an interim basis using the IBOC systems developed by iBiquity Digital Corporation (“iBiquity”), called HD RadioTM. In March 2004, the FCC (1) approved an FM radio station’s use of two separate antennas (as opposed to a single hybrid antenna) to provide both analog and digital signals if the FM owner secured Special Temporary Authorization (“STA”) from the FCC and (2) released a Public Notice seeking comment on a proposal by the National Association of Broadcasters to allow all AM stations with nighttime service to provide digital service at night. In April 2004, the FCC inaugurated a rule making proceeding to establish technical, service, and licensing rules for digital broadcasting. On May 31, 2007, the FCC released a Second Report and Order which authorized AM stations to use an IBOC system at night, authorized FM radio stations to use separate antennas without the need for an STA, and established certain technical and service rules for digital service. The FCC also released another rulemaking notice to address other related issues. On January 29, 2010, the FCC released another Order which authorized FM radio stations to increase the power of their digital signal to 10% of the ERP of the analog signal. That Order became effective in March 2010. The inauguration of digital broadcasts by FM and perhaps AM stations requires us to make additional expenditures. On December 21, 2004, we entered into an agreement with iBiquity pursuant to which we committed to implement HD RadioTM systems on 240 of our stations by June, 2012. In exchange for reduced license fees and other consideration, we, along with other broadcasters, purchased perpetual licenses to utilize iBiquity’s HD RadioTM technology. On March 5, 2009, we entered into an amendment to our agreement with iBiquity to reduce the number of planned conversion, extend the build-out schedule, and increase the license fees to be paid for each converted station. At this juncture, we cannot predict how successful our implementation of HD RadioTM technology within our platform will be, or how that implementation will affect our competitive position.

In January 2000, the FCC released a Report and Order adopting rules for a new LPFM radio service consisting of two classes of stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. On December 11, 2007, the FCC released a Report and Order which made changes in the rules and provided further protection for LPFM radio stations and, in certain circumstances, required full power stations (like the ones we own) to provide assistance to LPFM stations in the event they are subject to interference or required to relocate their facilities to accommodate the inauguration of new or modified service by a full power radio station. The FCC has limited ownership and operation of LPFM stations to persons and entities that do not currently have an attributable interest in any FM station and has required that LPFM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for LPFM stations and many LPFM stations are now operating around the country. To date, LPFM radio stations have not had a material adverse effect on our operations. On January 5, 2011, the President signed into law the Local Radio Community Act of 2010 which, among other changes, requires the FCC to (1) modify its rules to authorize LPFM stations to operate on second-adjacent channels to full-power radio stations, and (2) waive second-adjacent channel separation requirements if the proposed operation of an LPFM station would not cause interference to any authorized full-power station. The new law required the FCC to complete a study within one year of enactment to assess the economic impact that LPFM stations have on full-power radio stations like the stations we own. In compliance with the new law, the FCC issued a Report on January 5, 2012 in which it found that LPFM stations generally serve areas that are substantially smaller in size and population than those served by full-service commercial radio stations, that LPFM stations generally have not been operating as long as full-power commercial stations, that LPFM stations have less of an Internet presence than full-power stations, that LPFM stations offer program formats different than full-power stations, and that the average LPFM station located in an Arbitron market has negligible ratings and a significantly smaller audience than most full-power stations in the same market.

Despite the FCC’s findings, the new law could increase the number of LPFM stations in markets where we have stations, and that increase could increase interference from LPFM stations to our stations. We cannot predict at this time whether the new law will have a material adverse impact on our operations in the future. Nor can we predict whether LPFM service could increase competition for listeners and revenues and have a material adverse effect on our operations.

In April 2009, the FCC issued a notice of proposed rulemaking that proposed a number of changes in the FCC’s policies for allocating radio stations to particular markets and preferences that would be accorded to applicants to implement the command of Section 307(b) of the Communications Act that radio services be distributed fairly throughout the country. One set of proposals would limit the ability of companies like ours to relocate a radio station from a rural community to a community closer to or in an urban area. The FCC did not address that latter issue when it released its First Report and Order on February 3, 2010. Instead, that report and order only concerned (1) a priority to be given to American Indian Tribes and Alaska Native Villages and their members in any auction or other distribution of radio stations to serve tribal lands and (2) certain technical changes in the processing of applications for AM radio stations. Those changes have not had a material adverse effect on our operations, and we do not expect any of those changes to have any material adverse impact on us in the future.

On March 3, 2011, the FCC issued a new order in that same rulemaking proceeding establishing a rebuttable presumption that would limit the ability of a broadcaster to move a radio station from one community to another. The FCC created a presumption that, when a proposed community is located in an urbanized area or when the broadcaster could cover more than 50 percent of an urbanized area by filing a minor modification application, the broadcaster intends to serve the entire urbanized area rather than the specified community and, therefore, would not be able to relocate the station to a community closer to the urban area. To overcome the presumption, a broadcaster would have to present a compelling showing that (1) the proposed community is “truly” independent of the urbanized area, (2) the proposed community has a specific need for an outlet for local expression separate from the urbanized area, and (3) the station would be able to serve the community’s need for a local outlet. The compelling showing may be based on an existing three-pronged test provided for by an FCC decision; however, the factors in that test will be subject to more rigorous scrutiny than they have been in the past. The FCC announced (1) that in no event would it approve any proposal that would create an area that had no access to radio services or access to only one radio service, and (2) that the FCC would “strongly disfavor” any community change that would result in the loss of third, fourth or fifth radio service to more than 15 percent of the population within a station’s existing service area or that would deprive any community of “substantial size” (meaning a community with a population of 7,500 or greater) of its second local service. The FCC’s adoption of these proposals, as well as other proposals in that rulemaking proceeding, could limit our options in relocating or acquiring ratio stations and, to that extent, may have an adverse impact on our operations.

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

Antitrust and Market Concentration Considerations

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the HSR Act, by the DOJ or the Federal Trade Commission (the “FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $68.2 million or more. Historically, most of our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

We are aware that the DOJ commenced, and subsequently discontinued, investigations of several of our prior acquisitions. The DOJ can be expected to continue to enforce the antitrust laws in this manner, and there can be no assurance that one or more of our pending or future acquisitions are not or will not be the subject of an investigation or enforcement action by the DOJ or the FTC. Similarly, there can be no assurance that the DOJ, the FTC or the FCC will not prohibit such acquisitions, require that they be restructured, or in appropriate cases, require that we divest stations we already own in a particular market. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

As part of its review of certain radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under LMAs, JSAs and other similar agreements customarily entered into in connection with radio station ownership assignments and transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. In connection with acquisitions subject to the waiting period under the HSR Act, we will not commence operation of any affected station to be acquired under an LMA, a JSA, or similar agreement until the waiting period has expired or been terminated.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of February 28, 2012:

Name	Age	Position(s)
Lewis W. Dickey, Jr.	50	Chairman, President, and Chief Executive Officer
Joseph P. Hannan	40	Senior Vice President, Treasurer and Chief Financial Officer
John G. Pinch	63	Executive Vice President and Co-Chief Operating Officer
John W. Dickey	45	Executive Vice President and Co-Chief Operating Officer
Richard S. Denning	46	Senior Vice President, Secretary and General Counsel

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

Joseph P. Hannan is our Senior Vice President, Treasurer and Chief Financial Officer. He was appointed Interim Chief Financial Officer on July 1, 2009 and became our Chief Financial Officer in March 2010. Prior to that, he served as our Vice President and Controller since joining our company in April 2008. From May 2006 to July 2007, he served as Vice President and Chief Financial Officer of the radio division of Lincoln National Corporation (NYSE: LNC) and from March 1995 to November 2005 he served in a number of executive positions including Chief Operating Officer and Chief Financial Officer of Lambert Television, Inc., a privately held television broadcasting, production and syndication company. Mr. Hannan has served on a number of private and public company boards, including Regent Communications, International Media Group, and iBlast, Inc. Mr. Hannan received his Bachelor of Science degree in Business Administration from the University of Southern California.

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

Richard S. Denning is our Senior Vice President, Secretary and General Counsel. Prior to joining the Company, Mr. Denning was an attorney with Dow, Lohnes & Albertson, PLLC (“DL&A”) within DL&A’s corporate practice group in Atlanta, advising a number of media and communications companies on a variety of corporate and transactional matters. Mr. Denning also spent four years in DL&A’s Washington, D.C. office and has extensive experience in regulatory proceedings before the FCC. Mr. Denning has been a member of the Pennsylvania Bar since 1991, the District of Columbia Bar since 1993, and the Georgia Bar since 2000. He is a graduate of The National Law Center, George Washington University.

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

Item 1A. Risk Factors

Many statements contained in this Report are forward-looking in nature. These statements are based on our current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See “— Cautionary Statement Regarding Forward-Looking Statements.” Forward-looking statements are subject to numerous risks and uncertainties, including those specifically identified below.

Risks Related to Our Business

Our results of operations have been, and could continue to be, adversely affected by the recent downturn in the U.S. economy and in the local economies of the markets in which we operate.

Revenue generated by our radio stations depends primarily upon the sale of advertising. Advertising expenditures, which we believe to be largely a discretionary business expense, declined significantly during the recent economic recession, and have only recently begun to improve, partially in light of continued economic uncertainty. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions, many of which have not returned to pre-recessionary levels. Consequently, the recent recession in the national economy and continued uncertainty in the economies of several individual geographic markets in which we own or operate stations continue to adversely affect our advertising revenue and, therefore, our results of operations.

In light of the limited and ongoing recovery from the recent recession, certain individual business sectors that may have historically spent more on advertising than other sectors might be forced to reduce their advertising expenditures or not return them to pre-recessionary levels if that sector fails to recover on pace with the overall economy. If that sector’s spending would otherwise have represented a significant portion of our advertising revenues, any reduction in its expenditures may adversely affect our revenue.

We operate in a very competitive business environment and a decrease in our ratings or market share would adversely affect our revenues.

The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon rates it can charge for its advertising, the number of local advertising competitors, and the overall demand for advertising within individual markets. These conditions are subject to change and highly susceptible to macroeconomic conditions. Any adverse change in a particular market affecting advertising expenditures, or any adverse change in the relative market share of the stations located in a particular market, could have a material adverse effect on the revenue of our radio stations located in that market. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.

Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could have a lower Adjusted EBITDA, if:

•	another radio station in the market was to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;

•	a new station were to adopt a competitive format;

•	there is a shift in population, demographics, audience tastes or other factors beyond our control; or

•	an existing competitor was to strengthen its operations.

The Telecom Act allows for the consolidation of ownership of radio broadcasting stations in the markets in which we operate or may operate in the future. Some competing consolidated owners may be larger and have substantially more financial and other resources than we do. In addition, increased consolidation in our target markets may result in greater competition for acquisition candidates and a corresponding increase in purchase prices we pay for these acquisitions, which would adversely impact our ability to complete or profit from acquisitions.

The loss of affiliation agreements by our radio networks could materially adversely affect our financial condition and results of operations.

Our radio networks have approximately 4,500 station affiliates and 9,000 program affiliations. They receive advertising inventory from their affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by our radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by our radio networks could adversely affect our results of operations by reducing the reach of our network programming and, therefore, their attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.

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

•	HD RadioTM digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	LPFM radio, which could result in additional FM radio broadcast stations in markets where we have stations.

In the future, there may be additional technologies or services developed that compete with radio broadcasting, and that could have a material adverse effect on our revenues and results of operations. We also cannot provide any assurances that we will continue to have the resources to acquire any necessary new technologies or to introduce new services that could compete with any new technologies. We cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting industry or on our business.

We have written off, and could in the future be required to write off, a significant portion of the fair market value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.

As of December 31, 2011, our FCC licenses and goodwill comprised 73.0% of our assets. Each year, and on an interim basis if appropriate, we are required by Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other (“ASC 350”), to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. During the year ended December 31, 2011 we did not have any impairment. During the years ended December 31, 2010 and 2009 we recorded impairment charges of approximately $0.7 million, and $175.0 million, respectively, in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Our future impairment reviews could result in additional impairment charges. Such additional impairment charges would reduce our reported earnings for the periods in which they are recorded.

There are risks associated with our acquisition strategy.

We intend to continue to grow by acquiring radio station clusters and individual radio stations in the future. We cannot predict whether we will be successful in pursuing any acquisitions or what the consequences of these acquisitions would be. In addition, there can be no assurances that we will continue to identify suitable acquisition candidates. Consummation of any acquisitions would be subject to various conditions, such as compliance with FCC and antitrust regulatory requirements. The FCC requirements include:

•	approval of license assignments and transfers;

•	limits on the number of stations a broadcaster may own in a given local market; and

•

other rules or policies, such as the ownership attribution rules, that could limit our ability to acquire stations in certain markets where one or more of our stockholders, officers or directors has other media interests.

The antitrust regulatory requirements currently include:

•	filings with the DOJ and the FTC under the HSR Act, where applicable;

•	expiration or termination of the waiting period under the HSR Act; and

•	possible review by the United States DOJ or the FTC of antitrust issues under the HSR Act or otherwise.

We cannot be certain that any of these conditions will be satisfied, the timing thereof or the potential impact that any such conditions may have on us. In addition, the FCC has in the past asserted the authority to review levels of local radio market concentration as part of its acquisition approval process, even where proposed assignments would comply with the numerical limits on local radio station ownership in the FCC’s rules and the Communications Act.

Our acquisition strategy involves numerous other risks, including risks associated with:

•	identifying suitable acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

•	integrating operations and systems and managing a large and geographically diverse group of stations;

•	diverting our management’s attention from other business concerns;

•	potentially losing key employees at acquired stations;

•	potential changes in the regulatory approval process that may make it materially more expensive, or materially delay our ability, to consummate any proposed acquisitions; and

•	a diminishing number of properties available for sale in appropriately sized and located markets.

We cannot be certain that we will be able to successfully integrate any acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. We cannot assure you that our debt agreements, as may be in place at any time, will permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions or that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management.

We are required to obtain prior Federal approval for each radio station acquisition, which approvals may be subject to our compliance with certain conditions possibly including asset divestitures, which may be material.

Acquisitions have been, and may continue to be, a critical component of our overall strategy. The acquisition of a radio station requires the prior approval of the FCC and may require approvals by other governmental agencies, such as the DOJ or the FTC. To obtain that approval, a proposed acquirer is required to file a transfer of control or assignment application with the FCC. The Communications Act and FCC rules allow members of the public and other interested parties to file petitions to deny or other objections to the FCC with respect to the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets that we already own or propose to acquire, as a condition to having the application granted. The FCC could also change its existing rules and policies to reduce the number of stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business.

Disruptions in the capital and credit markets could restrict our ability to access further financing.

We rely in significant part on the capital and credit markets to meet our financial commitments and short-term liquidity needs if internal funds from operations are not sufficient for these purposes. Disruptions in the capital and credit markets, such as have been experienced over the past several years, could adversely affect our ability to draw on our credit facilities or access capital. Access to funds under credit facilities is dependent on the ability of our lenders to meet their funding commitments. Those lenders may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. Disruptions in the capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continued disruptions could increase our interest expense and adversely affect our results of operations.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions, could adversely affect our access to financing. Any such disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating future uses of cash, any of which could materially adversely affect our business and results of operations.

We are exposed to credit risk on our accounts receivable. This risk is heightened during periods when economic conditions worsen.

Our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods when economic conditions worsen, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our financial condition and operating results.

Counterparties to derivative transactions we enter into may not be able to perform their obligations under such transactions.

Although we evaluate the credit quality of potential counterparties to derivative transactions and only enter into agreements from time to time with those deemed to have minimal credit risk at the time the agreements are executed, there can be no assurances that such counterparties will be able to perform their obligations under the relevant agreements. If our counterparties fail to perform their obligations, we may not be able to receive the expected benefits from such derivative transactions, which could adversely affect our financial condition and results of operations.

We are dependent on key personnel.

Our business is managed by a small number of key management and operating personnel, and our loss of one or more of these individuals could have a material adverse effect on our business. We believe that our future success will depend in large part on our ability to attract and retain highly skilled and qualified personnel and to expand, train and manage our employee base. Although we have entered into employment agreements with some of our key management personnel that include provisions restricting their ability to compete with us under specified circumstances, we cannot assure you that all of those restrictions would be enforced if challenged in court.

We also employ several on-air personalities with large loyal audiences in their individual markets. On occasion, we enter into employment agreements with these personalities to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in losses of audience share in that particular market which, in turn, could adversely affect revenues in that particular market.

The broadcasting industry is subject to extensive and changing Federal regulation.

The radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. We are required to obtain licenses from the FCC to operate our stations. Licenses are normally granted for a term of eight years and are renewable. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that the FCC will grant our existing or future renewal applications or that the renewals will not include conditions out of the ordinary course of our operations. The non-renewal, or renewal with conditions, of one or more of our licenses could have a material adverse effect on us.

We must also comply with the extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to acquire radio stations that could be material to our overall financial performance or our financial performance in a particular market.

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

The FCC has been vigorous in its enforcement of its indecency rules against the broadcast industry, a violation of which could have a material adverse effect on our business.

FCC regulations prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC has increased its enforcement efforts over the last few years with respect to these regulations. The FCC regulatory oversight has been augmented by legislation that substantially increased the penalties for broadcasting indecent programming (up to $325,000 for each incident), and subjected broadcasters to license revocation, renewal or qualification proceedings under certain circumstances in the event that they broadcast indecent or obscene material. However, the FCC has refrained from processing and disposing of thousands of complaints that have been filed because of uncertainty concerning the validity of prior FCC rulings, which are now being challenged in various courts. It is impossible to predict when courts will finally resolve outstanding issues and what, if any, impact those judicial decisions will have on any complaints that have been or may be filed against our stations. Whatever the impact of those judicial decisions, we may in the future become subject to new FCC inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

Proposed legislation requires radio broadcasters to pay royalties to record labels and recording artists.

We currently pay royalties to song composers and publishers through Broadcast Music Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. Congress has been considering legislation which would change the copyright fees and the procedures by which the fees are determined. The legislation has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It cannot be predicted whether any proposed legislation will become law or what impact it would have on our results from operations, cash flows or financial position.

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

Risks Related to Our Indebtedness

The level of our outstanding debt may make it more difficult to comply with the covenants in our debt instruments, including the financial covenants in our First Lien Facility (as defined below), which could cause a default or an event of default under such debt instruments and could result in the loss of our sources of liquidity, acceleration of our indebtedness and, in some instances, the foreclosure on some or all of our assets, any of which could have a material adverse effect on our financial condition and results of operations.

The instruments governing our outstanding indebtedness contain restrictive covenants. In addition, our First Lien Credit Agreement (the “First Lien Facility”), dated as of September 16, 2011, among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”), UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents, subjects us to a financial covenant if any amounts are outstanding under the Revolving Credit Facility (as defined below) or any letters of credit are outstanding that have not been collateralized by cash. As of December 31, 2011, we had $150.0 million outstanding under the Revolving Credit Facility, and, as result, were subject to the financial covenant. Our ability to comply with the covenants in the (i) indenture governing the 7.75% Senior Notes (the “Indenture”), (ii) First Lien Facility and (iii) Second Lien Credit Agreement (the “Second Lien Facility” and, together with the First Lien Facility, the “2011 Credit Facilities”), dated as of September 16, 2011, among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. As of December 31, 2011 we were in compliance with all covenants required under our debt obligations, including the financial covenant under our First Lien Facility. We may not be able to maintain compliance with all of our covenants in the future. In that event, we would need to seek an amendment or waiver to the applicable agreement, or a refinancing of such obligations. There can be no assurance that we will be able obtain any amendment or waiver of any such facilities and, even if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future.

In the event that we do not maintain compliance with the covenants under the 2011 Credit Facilities, lenders could declare an event of default, subject to applicable notice and cure provisions, resulting in a material adverse impact on our financial position. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the 2011 Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. In addition, lenders under any of our indebtedness to which a cross-default or cross-acceleration provision applies may then be entitled to take certain similar actions. In the event any of our lenders or noteholders, accelerate the repayment of our borrowings, we may not have sufficient assets to repay such indebtedness.

The lenders under the 2011 Credit Facilities have taken security interests in substantially all of our consolidated assets, and we have pledged the stock of certain of our subsidiaries to secure the debt under the 2011 Credit Facilities. If the lenders accelerate the repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of such borrowings, and we cannot assure you that sufficient assets will remain after we have paid all of the borrowings under such 2011 Credit Facilities. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness and we could be forced into bankruptcy or liquidation. Our ability to liquidate assets could also be affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets will be liquidated at a significant loss. We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. Our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The 2011 Credit Facilities restrict our ability to dispose of assets and use the proceeds from those dispositions, and may also restrict our ability to raise debt or equity capital to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Despite our current level of indebtedness, we may still be able to incur additional debt. This could further exacerbate the risks to our financial condition described above.

We may be able to incur additional indebtedness in the future. Although the Indenture and the 2011 Credit Facilities contain, and credit facilities we enter into in the future may contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and any additional indebtedness incurred in compliance with these restrictions could be material. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. As of December 31, 2011, we had borrowing availability of $650.0 million remaining under the 2011 Credit Facilities, $150.0 million under our revolver and $500.0 million under our incremental term loan facility.

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

The terms of the Indenture and the 2011 Credit Facilities restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Indenture and the 2011 Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain debt;

•	issue certain preferred stock or similar equity securities;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the 2011 Credit Facilities require us to maintain compliance with specified financial ratios and satisfy other financial condition tests. Under the First Lien Facility, Cumulus Holdings and its restricted subsidiaries were required to maintain compliance with a consolidated total net leverage ratio no higher than 7.75 to 1 as of December 31, 2011 (with stepdowns beginning in the quarter ending June 30, 2012, if amounts remain outstanding under the Revolving Credit Facility). Our ability to meet those financial ratios and tests can be affected by events beyond our control. A breach of the covenants or restrictions under the Indenture or the 2011 Credit Facilities could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the 2011 Credit Facilities would permit the lenders under those facilities to terminate all commitments to extend further credit under those facilities. Furthermore, if we were unable to repay the amounts due and payable under the 2011 Credit Facilities, the lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may adversely affect our ability to operate our current and planned business, or make certain changes in our business and to respond to changing circumstances, any of which could have a material adverse effect on our financial condition or results of operations. In addition, our financial results, our indebtedness and our credit ratings could adversely affect the availability and terms of any financing.

Risks Related to Our Class A Common Stock

The public market for our Class A Common Stock may be volatile.

We cannot assure you that the market price of our Class A common stock will not decline and the market price could be subject to wide fluctuations in response to such factors as:

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

Further, the stock markets, and in particular the NASDAQ Global Select Market, the market on which our Class A common stock is listed, from time to time have experienced extreme price and volume fluctuations that were not necessarily related or proportionate to the operating performance of the affected companies. In addition, general economic, political and market conditions such as recessions, interest rate movements or international currency fluctuations, may adversely affect the market price of our Class A common stock.

Certain stockholders or groups of stockholders have, and will have, the right to appoint members to our board of directors and, consequently, the ability to exert significant influence over us.

As of December 31, 2011, and after giving effect to the exercise of all of their respective options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, his brother, John W. Dickey, our Executive Vice President, and their father, Lewis W. Dickey, Sr., together with members of their family (collectively, the “Dickeys”), collectively beneficially owned shares representing approximately 16.0% of the outstanding voting power of our common stock.

Also as of December 31, 2011, Crestview was our largest shareholder and, according to a Schedule 13D/A filed on November 22, 2011, beneficially owned shares representing approximately 43.8% of our common stock.

In addition, in connection with the Equity Investment, on September 16, 2011, the Company entered into a Stockholders’ Agreement (the “Stockholders Agreement”) with BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P. (together, the “BofA Stockholders”), Blackstone, the Dickeys, Crestview, Macquarie and UBS. Under the Stockholders Agreement, the size of the Company’s Board was increased to seven members, and the two vacancies on the Board created thereby were filled by individuals designated by Crestview. In accordance with the Stockholders Agreement, Crestview maintains the right to designate two individuals for nomination to the Board, and each of the Dickeys, the BofA Stockholders and Blackstone maintains the right to designate one individual for nomination to the Board. The Stockholders Agreement provides that the other two positions on the Board will be filled by the Company’s remaining two directors, both of whom are independent, or their successors, who shall meet applicable independence criteria. The Stockholders Agreement also provides that, for so long as Crestview is the Company’s largest stockholder, it will have the right to have one of its designees, who shall meet the definition of an independent director and who is elected to the Board, and is selected by it, appointed as the “lead director” of the Board. Further, the parties to the Stockholders Agreement (other than the Company) have agreed to support such directors (or others as may be designated by the relevant stockholders) as nominees to be presented to the Company’s stockholders for approval at subsequent stockholder meetings for the term set out in the Stockholders Agreement. Each stockholder party’s respective director nomination rights will generally survive for so long as it continues to own a specified percentage of the Company’s stock, subject to certain exceptions.

As a result of these significant stockholdings, and their right to designate members of our board, these stockholders are expected to be able to continue to exert significant influence over our policies and management, potentially in a manner which may not be in our best interests.

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For purposes of federal and state securities laws, forward-looking statements are all statements other than those of historical fact and are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will” and similar expressions, whether in the negative or the affirmative. These statements include statements regarding the intent, belief or current expectations of Cumulus and its directors and officers with respect to, among other things, future events, their respective financial results and financial trends expected to impact Cumulus.

Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

•	the possibility that problems may arise in successfully integrating the historical business of Cumulus with CMP and Citadel;

•

the possibility that we may be unable to achieve any expected cost-saving or operational synergies in connection with any acquisitions or business improvements, or achieve them within the expected time periods;

•	the possibility that we may be unable to achieve certain expected revenue results, including as a result of unexpected factors or events;

•	the possibility that our industry may be subject to future regulatory or legislative actions;

•	our ability to maintain contracts and leases that are critical to our operations;

•	our ability to attract, motivate and/or retain key executives and associates;

•	our ability to execute our business plan and strategy;

•	our ability to execute and implement our acquisition and divestiture strategies;

•	general economic or business conditions affecting the radio broadcasting industry being less favorable than expected, including the impact of decreased spending by advertisers;

•	increased competition in the radio broadcasting industry;

•	the impact of current or pending legislation and regulations, antitrust considerations, and pending or future litigation or claims;

•	general economic and business conditions;

•	changes in government regulations;

•	changes in policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in the financial markets;

•	changes in capital expenditure requirements;

•	changes in market conditions that could impair our goodwill or intangible assets;

•	changes in interest rates; and

•	other risks and uncertainties.

Many of these factors are beyond our control or difficult to predict, and their ultimate impact could be material. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this annual report on Form 10-K. Except as may be required by law, we do not undertake any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At December 31, 2011, we owned studio facilities in 59 of our 115 markets and we owned transmitter and antenna sites in 112 of our 115 markets. We lease additional studio and office facilities in 78 markets and additional transmitter and antenna sites in 48 markets and lease office space in New York, New York and Dallas, Texas for the production and distribution of our radio network. In addition, we lease corporate office space in Atlanta, Georgia. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment.

No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our studios, office space and transmission facilities.

Item 3. Legal Proceedings

In August 2005, we and certain other radio broadcasting companies were subpoenaed by the Office of the Attorney General of the State of New York in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. We are cooperating with the Attorney General in this investigation. It is not possible to reasonably estimate what our loss exposure, if any, could be related to this investigation, but we do not currently anticipate that any exposure would materially adversely affect our financial condition, results of operations or cash flows.

On December 11, 2008, Qantum filed a counterclaim in a foreclosure action we initiated in the Okaloosa County, Florida Circuit Court. Our action was designed to collect a debt owed to the Company by Star, which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortiously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). On February 27, 2011, we entered into a settlement agreement with Star. In connection with this settlement we paid $7.8 million in costs in 2011.

On January 21, 2010, a former employee of CMP Susquehanna Corp. (“CMPSC”) (which became a subsidiary of Cumulus upon completion of the CMP Acquisition on August 1, 2011) filed a purported class action lawsuit, pending in the United States District Court, Northern District of California, San Francisco Division (the “Court”), against CMPSC claiming (i) unlawful failure to pay required overtime wages; (ii) late pay and waiting time penalties; (iii) failure to provide accurate itemized wage statements; (iv) failure to indemnify for necessary expenses and losses; and (v) unfair trade practices under California’s Unfair Competition Act.

On September 2, 2011, CMPSC and this former employee entered into a Joint Stipulation re: Settlement and Release of Class Action Claims (the “Settlement”) with respect to such lawsuit. The Settlement was preliminarily approved by the Court on February 6, 2012 and provides for the payment by CMPSC of a maximum of $0.9 million in full and final settlement of all of the claims made in the lawsuit.

In March 2011, we and certain of our subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. We are vigorously defending this lawsuit and are not yet able to determine what effect the lawsuit will have, if any, on our financial position, results of operations or cash flows.

We are currently, and expect that from time to time in the future will be, party to, or a defendant in, various claims or lawsuits that are generally incidental to its business. We expect that we will vigorously contest any such claims or lawsuits and believe that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information For Common Stock

Shares of our Class A common stock, par value $0.01 per share, have been listed on the NASDAQ Global Select Market (or its predecessor, the NASDAQ National Market) under the symbol CMLS since July 1, 1998. There is no established public trading market for our Class B common stock or our Class C common stock. The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A common stock on the NASDAQ Global Select Market, as reported in published financial sources.

Year	High	Low

2010
First Quarter	$3.58	$2.21
Second Quarter	$5.50	$2.61
Third Quarter	$3.22	$2.03
Fourth Quarter	$4.60	$2.63
2011
First Quarter	$5.78	$3.63
Second Quarter	$4.97	$3.25
Third Quarter	$3.90	$2.18
Fourth Quarter	$3.35	$2.49

Holders

As of March 2, 2012, there were approximately 1,261 holders of record of our Class A common stock, 16 holders of record of our Class B common stock and one holder of record of our Class C common stock. The number of holders of our Class A common stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of the 2011 Credit Facilities that limit the amount of dividends that we may pay on our common stock. For a more detailed discussion of the restrictions in our 2011 Credit Facilities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation –2011 Refinancing Transactions–First and Second Lien Credit Facilities.”

Dividends on the Series A preferred stock accrue at a rate of 10.0% per annum for the first six months from issuance, and 14.0% per annum for the period commencing on March 16, 2012 and ending on September 15, 2013, with additional increases for every two-year period thereafter. The dividends are payable in cash, except that, at the option of the Company, up to 50.0% of the dividends for any period may be paid through the issuance of additional shares of Series A preferred stock. Payment of dividends on the Series A preferred stock is in preference and prior to any dividends payable on any class of the Company’s common stock and, in the event of any liquidation, dissolution or winding up of the Company, holders of Series A preferred stock are entitled to the liquidation value thereof prior to, and in preference of, payment of any amounts to holders of any class of the Company’s common stock.

After payment of dividends to the holders of Series A Preferred Stock, the holders of the Company’s common stock share ratably in any dividends that may be declared by the board of directors of the Company.

The Company accrued $3.6 million in dividends, paid $0.5 million in cash dividends and accreted $2.7 million on the Series A Preferred Stock during the year ended December 31, 2011. The Company paid approximately $3.1 million in cash dividends on the Series A Preferred Stock in the first quarter of 2012, in accordance with the terms described above.

Stock Performance Graph

The following graph compares the total stockholder return on our Class A common stock for the five-year period ended December 31, 2011 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) the NASDAQ Stock Market Index (the “NASDAQ Composite”); and (3) an index (the “Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2006 with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2011. The stock price performance shown in the graph below should not be considered indicative of future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Cumulus	$100.00	$77.38	$23.97	$21.94	$41.48	$32.15
S & P 500	100.00	103.53	63.69	78.62	88.67	88.67
NASDAQ	100.00	109.81	65.29	93.95	109.84	107.86
Radio Index (1)	100.00	65.23	18.52	34.05	60.86	58.85

(1)

The Radio Index includes the following companies: Beasley Broadcast Group, Inc., CC Media Holdings, Inc. (Clear Channel Holdings, Inc.), Emmis Communications Corp., Entercom Communications Corp., Radio One, Inc., and Saga Communications, Inc.

Item 6. Selected Financial Data

Set forth below is selected historical consolidated financial information for Cumulus as of and for the fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007 (dollars in thousands, except per share data). The selected historical consolidated financial information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 has been derived from our audited consolidated financial statements and related notes beginning on page F-1 of this Report. The selected historical consolidated financial information as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 has been derived from our audited consolidated financial statements and related notes previously filed with the SEC, but not included or incorporated by reference herein. Operating results attributable to CMP and Citadel since August 1, 2011 and September 16, 2011, respectively, are included in the accompanying selected historical consolidated financial information for the year ended December 31, 2011.

Primarily as a result of our completion of a number of significant transactions, including acquisitions and dispositions in any period, we believe that our results of operations for the any period, and our financial condition at any date provide only limited comparability to other periods. You are cautioned not to place undue reliance on any such comparison.

The selected historical consolidated financial information presented below does not contain all of the information you should consider when evaluating Cumulus, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and notes thereto, beginning on page F-1 of this Report. Various factors are expected to have an effect on our financial condition and results of operations in the future, including the ongoing integration of acquired businesses. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA:
Net revenues	$549,544	$263,333	$256,048	$311,538	$328,327
Direct operating expenses (excluding depreciation, amortization and LMA fees)	333,471	159,807	165,676	203,222	210,640
Depreciation and amortization	52,443	9,098	11,136	12,512	14,567
LMA fees	2,525	2,054	2,332	631	755
Corporate general and administrative (including non-cash stock-based compensation expense)	90,761	18,519	20,699	19,325	26,057
Gain on exchange of assets or stations	(15,278)	—	(7,204)	—	(5,862)
Realized loss on derivative instrument	3,368	1,957	3,640	—	—
Impairment of intangible assets and goodwill (1)	—	671	174,950	498,897	230,609
Other operating expense	—	—	—	2,041	2,639

Operating income (loss)	82,254	71,227	(115,181)	(425,090)	(151,078)
Interest expense, net	(86,989)	(30,307)	(33,989)	(47,262)	(60,425)
Loss on early extinguishment of debt	(4,366)	—	—	—	(986)
Terminated transaction (expense) income	—	(7,847)	—	15,000	—
Other income (expense), net	31	108	(136)	(10)	117
Gain on equity investment in CMP	11,636	—	—	—	—
Income tax benefit (expense)	61,294	(3,779)	22,604	117,945	38,000
Equity losses in affiliate	—	—	—	(22,252)	(49,432)

Net income (loss)	63,860	29,402	(126,702)	(361,669)	(223,804)
Less: dividends declared and accretion of redeemable preferred stock	6,961	—	—	—	—

Income (loss) attributable to common shareholders	$56,899	$29,402	$(126,702)	$(361,669)	$(223,804)

Basic income (loss) per common share	$0.48	$0.70	$(3.13)	$(8.55)	$(5.18)
Diluted income (loss) per common share	$0.46	$0.69	$(3.13)	$(8.55)	$(5.18)
OTHER DATA:
Adjusted EBITDA (2)	$131,167	$87,458	$72,552	$93,655	$101,079
Cash flows related to:
Operating activities	$71,357	$42,738	$28,691	$76,654	$46,057
Investing activities	(2,030,862)	(2,425)	(3,060)	(6,754)	(29)
Financing activities	1,977,283	(43,723)	(62,410)	(49,183)	(16,134)
Capital expenditures	(6,690)	(2,475)	(3,110)	(6,069)	(4,789)
BALANCE SHEET DATA:
Total assets	$4,040,591	$319,636	$334,064	$543,519	$1,060,542
Long-term debt (including current portion)	2,850,537	591,008	633,508	696,000	736,300
Total stockholders' equity (deficit)	$290,713	$(341,309)	$(372,512)	$(248,147)	$119,278

(1)	Impairment charge recorded in connection with our interim and annual impairment testing under ASC 350. See Note 4, “Intangible Assets and Goodwill”, for further discussion.

(2)

Adjusted EBITDA consists of net income before depreciation and amortization, LMA fees, acquisition costs, non-cash stock-based compensation expense, gain or loss on the exchange of assets or stations, realized gain or loss on derivative instruments, impairment of intangible assets and goodwill, interest expense, net loss on the early extinguishment of debt, other income or expense, gain on equity investment in CMP, and income tax expense. Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative and qualitative reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. Operating results attributable to CMP and Citadel as of August 1 and September 16, 2011, respectively, are included in the accompanying consolidated financial information for the year ended December 31, 2011. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates as well as a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K, as well as the information set forth in Item 1A. “Risk Factors.”

Our Business

We own and operate commercial radio station clusters throughout the United States. We believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At December 31, 2011, we owned or operated approximately 570 radio stations (including under LMAs) in 120 United States media markets and operated nationwide radio networks serving over 4,500 affiliates. At December 31, 2011, under LMAs, we provided sales and marketing services for seven radio stations in the United States.

We are a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.

2011 Operating Overview and Highlights

We believe that by completing the CMP Acquisition and the Citadel Acquisition we have created a leading radio broadcasting company with a true national platform and with an opportunity to further leverage and expand upon our strengths, market presence and programming. Specifically, with the completion of these acquisitions, we now have an extensive radio station portfolio consisting of approximately 570 radio stations, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, all of which are designed to reduce dependence on any single demographic, region or industry. We believe our increased scale will allow larger, more significant investments in the local digital media marketplace and allow our local digital platforms and strategies, including our social commerce initiatives, to be applied across significant additional markets. Furthermore, the acquisition of Citadel’s nationwide radio networks, consisting of approximately 4,500 station affiliates and 9,000 program affiliates, which reach approximately 107 million listeners weekly, are intended to create a national network platform for the syndication of our fully-distributed content and technology assets.

Cumulus believes that the capital structure resulting from the completion of the CMP Acquisition and the Citadel Acquisition, and our related financing transactions, will provide increased liquidity and scale for Cumulus to pursue and finance strategic acquisitions in the future. We also believe that we have substantially completed our integration that will enable us to realize synergies of $51.9 million on an annualized basis resulting from the integration of Citadel’s historical operations, which when combined with the expected incremental revenues therefrom and the other expected benefits from the foregoing transactions, should strongly position Cumulus for future growth in what we believe is still a highly fragmented industry.

As we entered 2011, we forecasted that advertising revenues in our markets would experience only modest growth in certain categories, offset by the absence of robust political spending throughout 2011. Our principal focus for potential revenue growth in 2011 was primarily on local advertising expected to be fueled largely by the continued recovery of the automotive advertising sector. Looking back on our results for 2011, we believe our actual experience and results were generally consistent with that forecast.

Certain key operating and financial highlights in 2011, both of which are discussed in more detail below, are as follows:

•

throughout 2011, we experienced a generally stable operating environment, overcoming the short-term negative macroeconomic impacts of the March 2011 Japanese tsunami and related events that temporarily disrupted the automobile industry, our largest advertising category and the financial market disruptions associated with the U.S. debt ceiling debates. As a result, our operating income decreased; and

•	in connection with the completion of the Citadel Acquisition, we completed our previously announced Global Refinancing.

Acquisition of CMP

We completed the CMP Acquisition on August 1, 2011. As a result of the CMP Acquisition, CMP became an indirect wholly owned subsidiary of the Company. CMP’s operating results have been included in Cumulus’ accompanying consolidated financial statements since the date of the completion of the CMP Acquisition. Pursuant to a management agreement, we had operated CMP’s business since 2006. In connection with the CMP Acquisition, we issued 9.9 million shares of our common stock to the CMP Sellers. Also in connection with the CMP Acquisition, the 3.7 million outstanding warrants to purchase stock of a subsidiary of CMP were amended and restated to become exercisable for up to 8.3 million shares of our common stock. For additional information regarding the CMP Acquisition, see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” and Note 2, “Acquisitions and Dispositions.”

Acquisition of Citadel and Related Financing Transactions

We completed the Citadel Acquisition on September 16, 2011 for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.6 million shares of our Class A common stock, including 0.9 million restricted shares, warrants to purchase 47.6 million shares of Class A common stock, 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, and the consideration to repay the outstanding debt of Citadel. As a result of the Citadel Acquisition, Citadel became an indirect wholly owned subsidiary of Cumulus. Citadel’s operating results have been included in Cumulus’ accompanying audited consolidated financial statements since the date of the completion of the Citadel Acquisition (see Note 2, “Acquisitions and Dispositions”).

Also on September 16, 2011 and in connection with the Citadel Acquisition, we issued and sold 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock to an affiliate of Crestview, 125,000 shares of Series A preferred stock to an affiliate of Macquarie, and 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of Class A common stock to UBS and certain other entities.

In connection with the closing of the Citadel Acquisition and the completion of our previously announced Global Refinancing, on September 16, 2011, we repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of our other wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 8, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of our common stock, preferred stock and warrants to purchase common stock to certain investors in a private placement exempt from the registration requirements under the Securities Act. The $610.0 million of 7.75% Senior Notes issued by us in May 2011 remain outstanding (see Note 2, “Acquisitions and Dispositions”).

Also in connection with the Citadel Acquisition and as part of the transactions contemplated by the Global Refinancing, the Company completed an internal restructuring into a holding company structure, which included transferring the remaining assets and operations held directly or indirectly by us, other than the equity interests of our direct wholly-owned subsidiary Cumulus Holdings, to Cumulus Holdings. In connection with the Internal Restructuring, all obligations under the Indenture were assigned to and assumed by Cumulus Holdings, which was substituted for us as the issuer and primary obligor thereunder, and we provided a guarantee of all such obligations of Cumulus Holdings.

Liquidity Considerations

Historically, our principal needs for funds have been for acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters including, but not limited to, expected capital expenditures associated with implementing HD Radio™ technology, as well as expenses relating to the ongoing integration of Citadel and CMP into our Company and additional expenses incurred in connection with those operations, including the operations of our acquired radio network.

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

On September 16, 2011 in connection with the closing of the Citadel Acquisition and in order to complete the Global Refinancing, the Company entered into the First Lien Facility and the Second Lien Facility. The First Lien Facility consists of a $1.325 billion first lien term loan facility, net of an original issue discount of $13.5 million, maturing in September 2018 (the “First Lien Term Loan”) and a $300.0 million revolving credit facility (the “Revolving Credit Facility”), and matures in September 2016. The Second Lien Facility consists of a $790.0 million second lien term loan net of an original discount of $12.0 million (the “Second Lien Term Loan”), and matures in September 2019. On that date and also in connection therewith, the Company used borrowings of $1.325 billion under the First Lien Term Loan, $200.0 million under the Revolving Credit Facility and $790.0 million under the Second Lien Term Loan, along with proceeds from the Equity Investment, to (i) fund the cash portion of the purchase price paid in the Citadel Acquisition; (ii) repay in full amounts outstanding under the revolving credit facility under our then-existing credit agreement (the “Terminated Credit Agreement”); (iii) repay all amounts outstanding under the credit facilities of CMPSC; (iv) redeem CMPSC’s outstanding 9.875% senior subordinated notes due 2014 and variable rate senior secured notes due 2014; (v) redeem in accordance with their terms all outstanding shares of preferred stock of CMP Susquehanna Radio Holdings Corp. (“Radio Holdings”); and (vi) repay all amounts outstanding, including any accrued interest and the premiums thereon, under Citadel’s pre-existing credit agreement and to redeem Citadel’s senior notes due 2018. The $610.0 million of 7.75% Senior Notes issued by the Company in May 2011 remain outstanding, with Cumulus Holdings substituted as the issuer thereunder pursuant to the Internal Restructuring.

Pursuant to the Equity Investment, on September 16, 2011, the Company issued and sold (i) 51.8 million shares of Class A common stock to Crestview; (ii) 125,000 shares of Series A preferred stock to Macquarie; and (iii) 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of its Class A common stock to UBS and certain other investors. Also pursuant thereto, the Company issued the Crestview warrants to purchase 7.8 million shares of Class A common stock, at an exercise price of $4.34 per share. Dividends on the Series A preferred stock accrue at a rate of 10.0% per annum for the first six months from issuance, and 14.0% per annum for the period commencing on March 16, 2012 and ending on September 15, 2013, with additional increases for every two-year period thereafter. The dividends are payable in cash, except that, at the option of the Company, up to 50.0% of the dividends for any period may be paid through the issuance of additional shares of Series A preferred stock. Payment of dividends on the Series A preferred stock is in preference and prior to any dividends payable on any class of the Company’s common stock and, in the event of any liquidation, dissolution or winding up of the Company, holders of Series A preferred stock are entitled to the liquidation value thereof prior to, and in preference of, payment of any amounts to holders of any class of the Company’s common stock.

We have assessed the current and expected implications of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of December 31, 2011, that cash on hand, cash expected to be generated from operating activities and borrowing availability under the Revolving Credit Facility will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and repurchases of securities and other debt obligations through December 31, 2012.

Advertising Revenue and Adjusted EBITDA

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

Our radio stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $21.2 million, $16.7 million and $16.6 million in the years ended December 31, 2011, 2010 and 2009, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local and regional advertising represented approximately 72.6%, 84.5% and 89.5% of our total revenues during the years ended December 31, 2011, 2010 and 2009, respectively.

Our recently acquired radio networks generate substantially all of their revenue from the sale of advertising time accumulated from their affiliate stations. Typically, in exchange for the right to broadcast radio network programming, its affiliates remit a portion of their advertising time, which is then aggregated into packages focused on specific demographic groups and sold by our radio networks to our advertiser clients that want to reach the listeners who comprise those demographic groups on a national basis. Our radio networks generate advertising revenue by embedding a defined number of advertising units in their syndicated programs, which they sell to advertisers at premium prices.

Our advertising revenues vary by quarter throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter produces the lowest revenues during the last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives.

Adjusted EBITDA is the financial metric utilized by management to analyze the cash flow generated by the Company’s business. This measure isolates the amount of income generated by its radio stations after the incurrence of corporate general and administrative expenses. Management also uses this measure to determine the contribution of the Company’s radio station portfolio, including the corporate resources employed to manage the portfolio, to the funding of its other operating expenses and to the funding of debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our First Lien Facility.

In deriving this measure, management excludes depreciation, amortization and non-cash stock-based compensation expense from the measure, as these do not represent cash payments for activities related to the operation of the radio stations. In addition, we also exclude LMA fees from our calculation of Adjusted EBITDA, even though such fees require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our First Lien Facility. Management excludes any gain or loss on the exchange of radio stations as it does not represent a cash transaction. Management also excludes any realized gain or loss on derivative instruments as it does not represent a cash transaction nor is it associated with radio station operations. Management excludes impairment of goodwill and intangible assets as it does not require a cash outlay. Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a radio company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for radio broadcasting companies, and is a key metric for purposes of calculating and determining compliance with certain covenants in our First Lien Facility. Given the relevance to the overall value of the Company, management believes that investors consider the metric to be extremely useful.

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

Results of Operations

Primarily as a result of the completion of the significant transactions described above in 2011, Cumulus believes that its results of operations for the year ended December 31, 2011, and its financial condition at such date, will provide only limited comparability to prior periods. Investors are cautioned to not place undue reliance on any such comparison. Revenues of $288.3 million attributable to the acquisitions of CMP and Citadel in 2011 are included in the Company’s accompanying consolidated financial statements for the year ended December 31, 2011.

Analysis of Consolidated Statements of Operations

The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Year Ended December 31,			2011 vs 2010		2010 vs 2009
	2011	2010	2009	$ Change	% Change	$ Change	% Change
Net revenues	$549,544	$263,333	$256,048	$286,211	108.7%	$7,285	2.8%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	333,471	159,807	165,676	173,664	108.7%	(5,869)	-3.5%
Depreciation and amortization	52,443	9,098	11,136	43,345	* *	(2,038)	-18.3%
LMA fees	2,525	2,054	2,332	471	22.9%	(278)	-11.9%
Corporate general and administrative expenses
(including stock-based compensation expense)	90,761	18,519	20,699	72,242	* *	(2,180)	-10.5%
Gain on exchange of assets or stations	(15,278)	—	(7,204)	(15,278)	* *	7,204	* *
Realized loss on derivative instrument	3,368	1,957	3,640	1,411	72.1%	(1,683)	* *
Impairment of intangible assets and goodwill	—	671	174,950	(671)	-100.0%	(174,279)	-99.6%

Operating income (loss)	82,254	71,227	(115,181)	11,027	15.5%	186,408	161.8%
Interest expense, net	(86,989)	(30,307)	(33,989)	(56,682)	-187.0%	3,682	10.8%
Loss on early extinguishment of debt	(4,366)	—	—	(4,366)	* *	—	* *
Terminated transaction expense	—	(7,847)	—	7,847	* *	(7,847)	* *
Other income (expense), net	31	108	(136)	(77)	-71.3%	244	179.4%
Gain on equity investment in CMP	11,636	—	—	11,636	* *	—	* *
Income tax benefit (expense)	61,294	(3,779)	22,604	65,073	* *	(26,383)	-116.7%

Net income (loss)	$63,860	$29,402	$(126,702)	$34,458	117.2%	$156,104	123.2%

OTHER DATA:
Adjusted EBITDA (1)	$131,167	$87,458	$72,552	$43,709	50.0%	$14,906	20.5%

**	Calculation is not meaningful.

(1)

Adjusted EBITDA consists of net income before depreciation and amortization, LMA fees, acquisition costs, non-cash stock-based compensation expense, gain or loss on the exchange of assets or stations, realized gain or loss on derivative instruments, impairment of intangible assets and goodwill, interest expense, net loss on the early extinguishment of debt, other income or expense, gain on equity investment in CMP, and income tax expense. Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, above under “Advertising Revenue and Adjusted EBITDA” and below under “Adjusted EBITDA.”

Our management’s discussion and analysis of results of operations for the three years ended December 31, 2011, has been presented on a historical basis.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Net Revenues. Excluding the impact of net revenues as a result of the CMP Acquisition and the Citadel Acquisition, net revenues for the year ended December 31, 2011 decreased $2.1 million, or 0.8%, to $261.2 million compared to $263.3 million for the year ended December 31, 2010. This decrease was primarily attributable to reduced political advertising following the 2010 mid-term elections and a decrease in management fee income (which had been earned by us for services provided to CMP prior to the date of the CMP Acquisition), partially offset by an increase in core advertising categories, particularly automotive and retail categories.

Direct Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Excluding the impact of direct operating expenses as a result of the CMP Acquisition and the Citadel Acquisition, direct operating expenses for the year ended December 31, 2011 decreased $7.9 million, or 4.9%, to $151.9 million compared to $159.8 million for the year ended December 31, 2010, primarily due to a reduction in fixed sales expenses and other operating costs.

Depreciation and Amortization. Excluding the impact of depreciation and amortization as a result of the CMP Acquisition and the Citadel Acquisition, depreciation and amortization for the year ended December 31, 2011 decreased $2.1 million, or 23.1%, to $7.0 million compared to $9.1 million for the year ended December 31, 2010, resulting from a decrease in our asset base due to assets becoming fully depreciated.

LMA Fees. Excluding the impact of LMA fees as a result of the CMP Acquisition and the Citadel Acquisition, LMA fees for the year ended December 31, 2011 increased $0.2 million, or 9.5%, to $2.3 million compared to $2.1 million for the year ended December 31, 2010.

Corporate General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate, general and administrative expenses, including stock-based compensation expense for year ended December 31, 2011, increased $72.3 million to $90.8 million, compared to $18.5 million for the year ended December 31, 2010. This increase is primarily comprised of $54.0 million in one-time costs associated with the CMP Acquisition and the Citadel Acquisition, additional personnel costs of $6.1 million as a result of the acquisitions, an increase of $8.3 million in stock-based compensation expenses and increases in other corporate expense items.

Gain on Exchange of Assets or Stations. During 2011, we completed an exchange transaction with Clear Channel Communications, Inc. (“Clear Channel”) to swap our Canton, Ohio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.3 million. We did not complete any similar transactions in 2010.

Realized Loss on Derivative Instruments. During the years ended December 31, 2011 and 2010, we recorded charges of $3.4 million and $2.0 million, respectively, related to our recording of the fair market value of a put option (the “Green Bay Option”) that allows Clear Channel to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA with Clear Channel relating to the Green Bay stations is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). We entered into the Green Bay Option in conjunction with an asset exchange in the second quarter of 2009.

Impairment of Intangible Assets and Goodwill. We recorded approximately $0.7 million of charges related to the impairment of intangible assets and goodwill for the year ended December 31, 2010. The impairment loss is related to the broadcasting licenses and goodwill recorded in conjunction with our annual impairment testing conducted during the fourth quarter (see Note 4, “Intangible Assets and Goodwill” in the notes to the financial statements that accompany in this Report). There were no similar asset impairment charges during the year ended December 31, 2011.

Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2011 increased $56.7 million to $87.0 million compared to $30.3 million for the year ended December 31, 2010. Interest expense associated with outstanding debt increased by $57.8 million to $83.8 million as compared to $26.0 million in the prior year period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of the Global Refinancing in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended
	December 31,
	2011	2010	$ Change
7.75% Senior Notes	$29,941	$—	$29,941
Bank borrowings—term loans and revolving credit facilities	53,845	25,993	27,852
Bank borrowings yield adjustment—interest rate swap and cap	3,708	14,796	(11,088)
Change in fair value of interest rate swap	(3,582)	(11,957)	8,375
Other interest expense	3,476	1,483	1,993
Interest income	(399)	(8)	(391)

Interest expense, net	$86,989	$30,307	$56,682

Loss on Early Extinguishment of Debt. For the year ended December 31, 2011, we recorded $4.4 million in loss on early extinguishment of debt as a result of our debt refinancing in May 2011. There was not a similar extinguishment of debt during 2010.

Terminated Transaction (Expense) Income. For the year ended December 31, 2010, we incurred $7.8 million in costs, which were paid in 2011 and were associated with the settlement of litigation related to our since-terminated attempt to purchase radio station WTKE-FM in Holt, Florida (see Note 15, “Commitments and Contingencies” in the notes to the financial statements that accompany this report). We had no similar expense for the year ended December 31, 2011.

Gain on Equity Investment in CMP. For the year ended December 31, 2011, we recorded an $11.6 million gain on our equity investment in CMP due to the CMP Acquisition. There was not a similar gain during the year ended December 31, 2010 (see Note 2, “Acquisitions and Dispositions”).

Income Tax Benefit (Expense). We recorded an income tax benefit of $61.3 million as compared to a $3.8 million expense during the prior year. The income tax benefit for 2011 is primarily due to a release of the valuation allowance as a result of the CMP Acquisition and Citadel Acquisition while the 2010 tax expense is primarily due to tax amortization of intangibles.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2011 increased $43.7 million, or 50.0%, to $131.2 million compared to $87.5 million for the year ended December 31, 2010.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended
	December 31,
	2011	2010	% Change
Net income	$63,860	$29,402	117.2%
Depreciation and amortization	52,443	9,098	476.4%
LMA fees	2,525	2,054	22.9%
Non-cash stock-based compensation expense	5,855	2,451	138.9%
Gain on exchange of assets or stations	(15,278)	—	*	*
Realized loss on derivative instrument	3,368	1,957	72.1%
Impairment of intangible assets and goodwill	—	671	*	*
Interest expense, net	86,989	30,307	187.0%
Terminated transaction expense	—	7,847	*	*
Other income, net	(31)	(108)	*	*
Loss on early extinguishment of debt	4,366	—	*	*
Gain on equity investment in CMP	(11,636)	—	*	*
Income tax (benefit) expense	(61,294)	3,779	*	*

Adjusted EBITDA	$131,167	$87,458	50.0%

Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $3,350.4 million and $217.0 million as of December 31, 2011 and 2010, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, increased from the prior year due to the acquisitions of CMP and Citadel in 2011.

We continue to monitor whether any impairment triggers are present and we may be required to record material impairment charges in future periods. Our impairment testing requires us to make certain assumptions in determining fair value, including assumptions about the cash flow growth of our businesses. Additionally the fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairments tests are performed. The following factors could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations.

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

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

Direct Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Direct operating expenses for the year ended December 31, 2010 decreased $5.9 million, or 3.5%, to $159.8 million compared to $165.7 million for the year ended December 31, 2009 primarily due to a $3.2 million decrease in programming expense and a $2.8 million decrease in sales expense. We will continue to monitor all our operating costs and to the extent we are able to identify any additional cost saving measures, we will implement them as needed to remain in compliance with current and future debt covenant requirements.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2010 decreased $2.0 million, or 18.3%, to $9.1 million compared to $11.1 million for the year ended December 31, 2009, resulting from a decrease in our asset base due to assets becoming fully depreciated coupled with a decrease in capital expenditures.

LMA Fees. LMA fees for the year ended December 31, 2010 decreased $0.2 million to $2.1 million compared to $2.3 million for the year ended December 31 2009. LMA fees in 2010 were comprised primarily of fees associated with stations operated under LMAs in Cedar Rapids, Iowa, Ann Arbor, Michigan, Green Bay, Wisconsin, and Battle Creek, Michigan.

Corporate General and Administrative Expenses, Including Non-cash Stock-based Compensation Expense. Corporate operating expenses for the year ended December 31, 2010 decreased $2.2 million, or 10.5%, to $18.5 million compared to $20.7 million for the year ended December 31, 2009, primarily due to a decrease in non-recurring severance costs of $0.5 million, a decrease of $1.1 million in consulting and professional fees, with the remaining $0.6 million decrease attributable to miscellaneous expenses.

Gain on Exchange of Assets or Stations. During 2009 we completed an exchange transaction with Clear Channel to swap five of our radio stations in Green Bay, Wisconsin for two of Clear Channel’s radio stations located in Cincinnati, Ohio. In connection with this transaction, we recorded a gain of approximately $7.2 million during 2009. We did not complete any similar transactions in 2010.

Realized Loss on Derivative Instrument. During the years ended December 31, 2010 and 2009 we recorded charges of $2.0 million and $3.6 million, respectively, related to our recording of the fair market value of the Green Bay Option. We entered into the Green Bay Option in conjunction with an asset exchange in 2009.

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

	Year Ended
	December 31,
	2010	2009	$ Change
Bank borrowings—term loan and revolving credit facilities	$25,993	$21,958	$4,035
Bank borrowings yield adjustment—interest rate swap	14,796	13,395	1,401
Change in the fair value of interest rate swap agreement	(11,957)	(3,043)	(8,914)
Change in fair value of interest rate option agreement	—	175	(175)
Other interest expense	1,483	1,565	(82)
Interest income	(8)	(61)	53

Interest expense, net	$30,307	$33,989	$(3,682)

Terminated Transaction (Expense) Income. For the year ended December 31, 2010, we incurred $7.8 million in costs associated with a terminated transaction, which costs are payable in 2011, attributable to the settlement of litigation related to our since-terminated attempt to purchase radio station WTKE-FM in Holt, Florida (see Note 15, “Commitments and Contingencies” in the notes to the financial statements that accompany this Report). We had no similar expense for the year ended December 31, 2009.

Income Tax (Expense) Benefit. We recorded an income tax expense of $3.8 million in 2010 as compared with a $22.6 million benefit during the prior year. The income tax expense for 2010 is primarily due to tax amortization of intangible assets, while the 2009 benefit is primarily due to the impairment charge on intangible assets.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2010 increased $14.9 million, or 20.5%, to $87.5 million compared to $72.6 million for the year ended December 31, 2009.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income as presented in the accompanying consolidated statements of operations (the most directly comparable financial measure calculated and presented in accordance with GAAP, dollars in thousands):

	Year Ended
	December 31,
	2010	2009	% Change
Net income	$29,402	$(126,702)	-123.2%
Depreciation and amortization	9,098	11,136	-18.3%
LMA fees	2,054	2,332	-11.9%
Non-cash stock-based compensation expense	2,451	2,879	-14.9%
Gain on exchange of assets or stations	—	(7,204)	**
Realized loss on derivative instrument	1,957	3,640	-46.2%
Impairment of intangible assets and goodwill	671	174,950	**
Interest expense, net	30,307	33,989	-10.8%
Terminated transaction expense	7,847	—	**
Other (income) expense, net	(108)	136	**
Income tax expense (benefit)	3,779	(22,604)	**

Adjusted EBITDA	$87,458	$72,552	20.5%

Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $217.0 million and $217.5 million as of December 31, 2010 and 2009, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to a $0.7 million impairment charge taken for the year ended December 31, 2010, in connection with our annual impairment evaluation in the fourth quarter of 2010, which was offset by the purchase of $0.2 million of intangible assets in 2010.

Seasonality and Cyclicality

We expect that our operations and revenues will continue to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year. The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats with the retail cycle. This seasonality causes and will likely continue to cause a variation in our quarterly operating results. Such variations could have a material effect on the timing of our cash flows.

In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups. This political spending typically is heaviest during the fourth quarter.

Liquidity and Capital Resources

Liquidity Considerations

The following table summarizes our principal historical funding needs for the years ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011	2010	2009
Repayments of bank borrowings	$1,264,676	$43,136	$59,110
Interest payments	69,558	41,416	39,381
Capital expenditures	6,690	2,475	3,110
Acquisitions and purchase of intangible assets	—	246	—
Repurchases of common stock	—	—	193

At December 31, 2011, we had, and currently, we have, up to $150.0 million in availability under the Revolving Credit Facility and an incremental term loan facility for up to $500.0 million under the 2011 Credit Facilities, subject to certain conditions (see “—Liquidity Considerations” above for further discussion).

Cash Flows from Operating Activities

	2011	2010	2009
(Dollars in thousands)
Net cash provided by operating activities	$71,357	$42,738	$28,691

For the years ended December 31, 2011 and 2010, net cash provided by operating activities increased by $28.6 million and $14.0 million, primarily due to increases in working capital of $22.4 million and $11.9 million.

Cash Flows used in Investing Activities

	2011	2010	2009
(Dollars in thousands)
Net cash used in investing activities	$(2,030,862)	$(2,425)	$(3,060)

For the year ended December 31, 2011, net cash used in investing activities increased $2.0 billion as compared to the year ended December 31, 2010, primarily due to consideration paid to complete the Citadel Acquisition. Net cash used in investing activities decreased $0.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to a $0.6 million decrease in capital expenditures.

Cash Flows used in Financing Activities

	2011	2010	2009
(Dollars in thousands)
Net cash provided by (used in) financing activities	$1,977,283	$(43,723)	$(62,410)

For the year ended December 31, 2011, net cash provided by financing activities increased $2.0 billion as compared to the year ended December 31, 2010, primarily due to proceeds from the Global Refinancing and the sale of equity securities, offset by a $58.9 million increase in deferred financing costs. For the year ended December 31, 2010, net cash used in financing activities decreased $18.7 million as compared to the year ended December 31, 2009, primarily due to a $16.0 million decrease in repayments of debt in 2010 as compared to 2009 and a $2.8 million decrease related to fees paid directly to our lenders.

2011 Acquisitions

For a detailed discussion of our material 2011 acquisitions, see Note 2, “Acquisitions and Dispositions” in the consolidated financial statements included elsewhere in this Form 10-K. We did not complete any material dispositions during the year ended December 31, 2011.

2010 Acquisitions

We did not complete any material acquisitions or dispositions during the year ended December 31, 2010.

2011 Refinancing Transactions

First Lien and Second Lien Credit Facilities

At December 31, 2011, there was $1,325.0 billion outstanding under the First Lien Term Loan, $150.0 million outstanding under the Revolving Credit Facility and $790.0 million outstanding under the Second Lien Term Loan.

Borrowings under the First Lien Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (LIBOR), in each case plus 4.5% on LIBOR-based borrowings and 3.5% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.25% for the First Lien Term Loan and 1.0% for the Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate Floor of 2.25% for the First Lien Term Loan and 2.0% for the Revolving Credit Facility. The First Lien Term Loan amortizes at a per annum rate of 1.0% of the original principal amount of the First Lien Term Loan, payable quarterly, commencing March 31, 2012, with the balance payable on the maturity date. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan, as established from time to time, and (iii) 30 day LIBOR plus 1.0%.

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

At December 31, 2011, borrowings under the First Lien Term Loan bore interest at 5.75% per annum, borrowings under the Revolving Credit Facility bore interest at 6.75% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum. Effective December 8, 2011, we entered into an interest rate cap agreement with JPMorgan with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of the Company’s LIBOR based term loans at a maximum of 3.0% per annum. The interest rate cap agreement matures on December 8, 2015.

The representations, covenants and events of default in the 2011 Credit Facilities and financial covenant in the First Lien Facility are customary for financing transactions of this nature. Events of default in the 2011 Credit Facilities include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to comply with (and not timely remedy, if applicable) certain financial covenants (as required by the First Lien Facility); (c) certain cross defaults and cross accelerations; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against us or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the First Lien Facility and the Second Lien Facility, as applicable). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the First Lien Facility and the Second Lien Facility, as applicable, and the ancillary loan documents as a secured party.

As a result of amounts being outstanding under the Revolving Credit Facility as of December 31, 2011, the First Lien Facility required compliance with a consolidated total net leverage ratio of 7.75 to 1.0 as of such date (and provides for reductions in such ratio beginning with the quarter ending June 30, 2012 if amounts are then-outstanding thereunder).

The First Lien Facility also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

At December 31, 2011, we were in compliance with all of the required covenants under the First Lien Facility. The Second Lien Facility does not contain any financial covenants.

Certain mandatory prepayments on the First Lien Term Loan, Second Lien Term Loan, and the preferred stock are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.

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

7.75% Senior Notes

On May 13, 2011, we issued $610.0 million aggregate principal amount of the 7.75% Senior Notes. Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the Terminated Credit Agreement.

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

During the year ended December 31, 2011, we capitalized $58.9 million in deferred financing costs and $25.5 million related to debt discount for fees paid directly to lenders.

For the year ended December 31, 2011, we recorded $2.9 million and $1.5 million of amortization costs related to the credit facilities and 7.75% Senior Notes, respectively.

Terminated Credit Agreement

As described above, all amounts outstanding under the Terminated Credit Agreement were repaid in full on September 16, 2011, and such facility was terminated. For a detailed discussion of the Terminated Credit Agreement, see Note 8, “Long-Term Debt” in the consolidated financial statements included elsewhere in this Form 10-K.

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

Intangible Assets

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of certain intangible assets and our goodwill annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair value. We did not have any impairment during the year ended December 31, 2011. For the year ended December 31, 2010, we recorded aggregate impairment charges of $0.7 million, to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair values. As of December 31, 2011, we had $3.0 billion in intangible assets and goodwill, which represented approximately 72.1% of our total assets.

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

We generally conducted our impairment tests as follows:

Step 1 Goodwill Test

In performing our annual impairment testing of goodwill, the fair value of each market was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. We used an approximate five-year projection period to derive operating cash flow projections from a market participant view. We made certain assumptions regarding future revenue growth based on industry market data and historical performance. We then projected future operating expenses in order to derive operating profits, which we combined with working capital additions and capital expenditures to determine operating cash flows.

For our annual impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each market to the carrying value of its net assets as of December 31, 2011. This test was used to determine if any of our markets have an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the market).

Our analysis determined that, based on our Step 1 test, the fair value of all our markets containing goodwill balances were above their carrying value. Since no impairment indicator existed in Step 1, we determined goodwill was appropriately stated as of December 31, 2011.

The discount rate employed in the fair value calculations of our markets was 10.0% for our Step 1 test. We believe this discount rate was appropriate and reasonable for estimating the fair value of the markets.

For periods after 2011, we projected annual revenue growth based on industry data and historical performance. We derived projected expense growth based primarily on the stations’ historical financial performance and expected growth. Our projections were based on then-current market and economic conditions and our historical knowledge of the markets.

To validate our conclusions and determine the reasonableness of our assumptions, we conducted an overall check of our fair value calculations by comparing the implied fair value of our markets, in aggregate, to our market capitalization as of December 31, 2011. As compared with the market capitalization value of $3.7 billion as of December 31, 2011, the aggregate fair value of all markets of approximately $4.2 billion was approximately $477.8 million, or 12.9%, higher than the market capitalization.

Key data points included in the market capitalization calculations were as follows:

•	shares outstanding, including certain warrants, of 216.0 million as of December 31, 2011;

•	closing price of our Class A common stock for December 31, 2011 of $3.34 per share; and

•	total debt, including preferred equity, of $2,995.5 million, on December 31, 2011.

Utilizing the above analysis and data points, we concluded the fair values of our markets, as calculated, are appropriate and reasonable.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of 73 different reporting units under the Step 1 test as of December 31, 2011. Management’s opinion is that the summary form of this table is more meaningful to the reader than presenting each reporting unit separately in assessing the recoverability of the reporting unit, including goodwill.

	Units Of Accounting As Of December 31, 2011 Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater than 5%	Greater than 10%	Greater than
	0% to 5%	to 10%	to 15%	15%
Number of reporting units	4	5	11	53
Carrying value (in thousands)	$274,846	$520,651	$584,420	$1,615,778

Step 2 Goodwill Test

We did not perform a Step 2 test since the Step 1 test did not indicate a potential impairment.

Indefinite Lived Intangibles (FCC Licenses)

We perform our annual impairment testing of indefinite-lived intangibles (our FCC licenses) during the fourth quarter and on an interim basis if events or circumstances indicate that the asset may be impaired. We have combined all of our broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite-lived intangibles test, we determined that our geographic markets are the appropriate unit of accounting for the broadcast license impairment testing.

As a result of the annual impairment test, we determined that no impairment charge existed for the FCC licenses.

For the annual impairment test of our FCC licenses, including both AM and FM licenses, we utilized the income approach, specifically the Greenfield Method, with the exception of two stations which were not operating as of the valuation date. A minimum value of $50,000 was estimated for the FCC licenses of these two non-operating stations. In completing the appraisals, we conducted a thorough review of all aspects of the assets being valued.

The income approach measures value based on income generated by the subject property, which is then analyzed and projected over a specified time and capitalized at an appropriate market rate to arrive at the estimated value. The Greenfield Method isolates cash flows attributable to the subject asset using a hypothetical start-up approach.

The estimated fair values of our FCC licenses represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimated fair value also assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible and financially feasible.

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

In estimating the value of the AM and FM licenses using a discounted cash flow analysis we began with market revenue projections. Next, we estimated the percentage of the market’s total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by type (i.e., AM and FM).

After market revenue and market shares have been estimated, operating expenses, including depreciation based on assumed investment in fixed assets and future capital expenditures, of a start-up station or operation are similarly estimated based on industry-average cost data. Appropriate income taxes are then subtracted, depreciation added back, estimated capital expenditures subtracted, and working capital adjustments are made to calculate free cash flow during the build-up period until a steady state or mature “normalized” operation is achieved.

We discounted the net free cash flows using an after-tax weighted average cost of capital of 10.0%, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, we estimated a perpetuity value, and then discounted the amounts to present values.

In order to estimate what listening audience share would be expected for each station by market, we analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. Often we made adjustments to the listening share and revenue share based on the stations’ signal coverage of the market and the surrounding area population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2015;

•	the estimation of initial and on-going capital expenditures (based on market size);

•

depreciation on initial and on-going capital expenditures (we calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air);

•	the estimation of working capital requirements (based on working capital requirements for comparable companies);

•	the calculations of yearly net free cash flows to invested capital; and

•	amortization of the intangible asset—the FCC license (we calculated amortization on a straight line basis over 15 years).

The table below presents the percentage within a range by which the fair value exceeded the carrying value of radio broadcasting licenses for 111 geographical markets under the Step 1 test as of December 31, 2011. Management’s opinion is that the summary form of this table is more meaningful to the reader in assessing the recoverability of the broadcasting licenses.

	Units Of Accounting As Of December 31, 2011 Percentage Range By Which Fair Value Exceeds Carrying Value
		Greater than 5%	Greater than 10%	Greater than
	0% to 5%	to 10%	to 15%	15%
Number of reporting units	46	5	3	57
Carrying value (in thousands)	$952,784	$97,600	$136,400	$438,321

Valuation Allowance on Deferred Taxes

In connection with the elimination of amortization of broadcast licenses upon the adoption of ASC 350, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have a valuation allowance of approximately $201.2 million as of December 31, 2011 based on our assessment of whether it is more likely than not these deferred tax assets related to our net operating loss carry-forwards (and certain other deferred tax assets) will be realized. Should we determine that we would be able to realize all or part of these net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination was made

Stock-based Compensation Expense

Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2011, 2010 and 2009 was $10.7 million, $2.5 million, and $2.9 million respectively, before income taxes, including $4.9 million for the year ended December 31, 2011 related to the modified liability awards further discussed at Note 11, “Stock-Based Compensation Expense.” Upon adopting ASC 718, for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For restricted stock awards with performance conditions, we have evaluated the probability of vesting of the awards at each reporting period and have adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other reasonable assumptions were used, the results could differ.

Trade Transactions

We provide advertising time in exchange for certain products, supplies and services. We include the value of such exchanges in both station revenues and station operating expenses. Trade valuation is based upon our management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2011, 2010 and 2009, amounts reflected under trade transactions were: (1) trade revenues of $21.2 million, $16.7 million and $16.6 million, respectively; and (2) trade expenses of $20.8 million, $16.5 million and $16.3 million, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2011.

Recent Accounting Pronouncements

ASU 2010-28. In December 2010, the Financial Accounting Standards Board (“FASB”) provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. This Accounting Standards Update (“ASU”) updates ASC 350 to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted this guidance effective on January 1, 2011. The update did not have a material impact on the Company’s consolidated financial statements.

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

ASU 2011-05. In June 2011, the FASB issued ASU 2011-05, which amends the guidance in Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. Instead, the guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI have not changed nor has the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2011-8. In September 2011, the FASB issued ASU 2011-8, which amends ASC 350, Intangibles-Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50.0%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

ASU 2011-11. In December 2011, the FASB issued ASU 2011-11. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2011, 76.3% of our long-term debt, or $2.3 billion, bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the level of borrowings outstanding at December 31, 2011 at variable interest rates and assuming a one percentage point change in the 2011 average interest rate payable on these borrowings, it is estimated that our 2011 interest expense would have increased and net income would have decreased by $28.8 million. As part of our efforts to mitigate interest rate risk, in December 2011, we entered into an interest rate cap agreement with JPMorgan that effectively fixed the interest rate, based on LIBOR, on $71.3 million of our variable rate borrowings. The agreement caps the LIBOR-based variable interest rate component of our long-term debt at a maximum of 3.0% on an equivalent amount of our term loans. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. After giving effect to the impact of this agreement, we had $2.2 billion of borrowings outstanding at December 31, 2011 that were not subject to the interest rate cap. Assuming a one percentage point change in the 2011 average interest rate payable on these borrowings, it is estimated that our 2011 interest expense would have increased and net income would have decreased by $0.7 million.

In certain prior periods, we managed our interest rate risk on a portion of our variable rate debt by entering into interest rate swap agreements in which we received payments based on variable interest rates and made payments based on a fixed interest rate. These swap agreements expired on March 13, 2011. In the event of an adverse change in interest rates, our management would likely take actions, in addition to the interest rate cap agreement discussed above, to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, additional analysis is not possible at this time.

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

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Treasurer and Chief Financial Officer (“CFO”) (the principal executive and principal financial officers, respectively), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of December 31, 2011. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective. Management has excluded Citadel from its assessment of internal control over financial reporting as of December 31, 2011 because this company was acquired by Cumulus in a purchase business combination in September 2011 Citadel is a wholly owned subsidiary whose total assets and total revenues represent approximately $558.0 million and $212.4 million, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Lewis W. Dickey, Jr.	/s/ Joseph P. Hannan

Chairman, President and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer

(c) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information set forth under the captions “Members of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end. The required information regarding our executive officers is contained in Part I of this Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Securities Authorized For Issuance Under Equity Incentive Plans

The following table sets forth, as of December 31, 2011, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights
Equity Compensation Plans Approved by Stockholders	18,522,459	$4.30
Equity Compensation Plans Not Approved by Stockholders	—	$—

Total	18,522,459

Plan Category	To be Issued Upon Vesting of Restricted Shares or Restricted Share Units	Weighted-Average Grant Date Fair Value
Equity Compensation Plans Approved by Stockholders	2,389,853	$3.34
Equity Compensation Plans Not Approved by Stockholders	—	$—

Total	2,389,853

As of December 31, 2011, the total number of shares of class A common stock that remain authorized, reserved and available for issuance under the Cumulus Media Inc. 2011 Equity Incentive Plan was approximately 16.4 million, not including shares underlying outstanding grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Auditor Fees and Services” in our definitive proxy statement for the 2012 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

(3) Exhibits.

3.1

Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc., effective as of September 16, 2011 (incorporated herein by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

3.2

Certificate of Designation of Series A Preferred Stock of Cumulus Media Inc., effective as of September 16, 2011 (incorporated herein by reference to Exhibit 3.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

3.3

Amended and Restated Bylaws of Cumulus Media Inc., as amended through November 8, 2011 (incorporated herein by reference to Exhibit 3.3 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000-24525, filed on November 14, 2011).

4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on August 2, 2002).

4.2

Form of Class B Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Cumulus Media Inc.’s Registration Statement on Form S-3/A, File No. 333-176294, filed on September 22, 2011).

4.3

Warrant Agreement, dated as of June 29, 2009, among Cumulus Media Inc., the Consenting Lenders signatory thereto and Lewis W. Dickey, Sr., Lewis W. Dickey, Jr., John W. Dickey, Michael W. Dickey, David W. Dickey, Lewis W. Dickey, Sr. Revocable Trust and DBBC, LLC (incorporated herein by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 30, 2009).

4.4	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 30, 2009).

4.5

Registration Rights Agreement, dated May 13, 2011, by and among Cumulus Media Inc., the guarantors party thereto and J.P. Morgan Securities LLC (incorporated herein by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 16, 2011).

4.6

Warrant Agreement, dated as of September 16, 2011, between Cumulus Media Inc., Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent (incorporated herein by reference to Exhibit 4.2 to Cumulus Media Inc’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.7

Form of Warrant Statement (included as Exhibit A-1 in Exhibit 4.6) (incorporated herein by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.8

Form of Global Warrant Certificate (included as Exhibit A-2 in Exhibit 4.6) (incorporated herein by reference to Exhibit 4.4 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.9

Warrant, dated as of September 16, 2011, granted to Crestview Radio Investors, LLC (incorporated herein by reference to Exhibit 4.5 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.10

Registration Rights Agreement, effective as of August 1, 2011, by and among Cumulus Media Inc. and the stockholders (as defined therein) that are parties thereto (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on August 4, 2011).

4.11

Amended and Restated Warrant Agreement, dated as of August 1, 2011, between CMP Susquehanna Radio Holdings Corp. and Computershare Trust Company, N.A., as Warrant Agent (incorporated herein by reference to Exhibit 4.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on August 4, 2011).

4.12

Warrant Exchange Agreement, dated July 31, 2011, between Cumulus Media Inc. and CMP Susquehanna Radio Holdings Corp. (incorporated herein by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000- 24525, filed on August 4, 2011).

4.13

Registration Rights Agreement, effective as of September 16, 2011, by and among Cumulus Media Inc., Crestview Radio Investors, LLC, UBS Securities LLC and other investors signatory thereto (incorporated herein by reference to Exhibit 10.5 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.14

Stockholders’ Agreement, dated as of September 16, 2011, among Cumulus Media Inc., BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P., Blackstone FC Communications Partners L.P., Lewis W. Dickey, Jr., John W. Dickey, David W. Dickey, Michael W. Dickey, Lewis W. Dickey, Sr. and DBBC, L.L.C., Crestview Radio Investors, LLC, MIHI LLC, UBS Securities LLC and any other person who becomes a party thereto (incorporated herein by reference to Exhibit 10.6 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.15

Indenture, dated as of May 13, 2011, among Cumulus Media Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on May 16, 2011).

4.16

Form of 7.75% Senior Notes due 2019 (included as Exhibits A and B in Exhibit 4.15) (incorporated herein by reference to Exhibit 4.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 16, 2011).

4.17

First Supplemental Indenture, dated as of September 16, 2011, by and among Cumulus Media Holdings Inc., Cumulus Media Inc., the other parties signatory thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.18

Second Supplemental Indenture, dated as of October 16, 2011, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.12 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000- 24525, filed on November 14, 2011).

4.19

Third Supplemental Indenture, effective October 17, 2011, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., the other parties thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to Cumulus Media Inc.'s Registration Statement on Form S-4/A, File No. 333-178647, filed on March 5, 2012).

10.1 *	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Registration Statement on Form S-8, File No. 333-62538, filed on June 7, 2001).

10.2 *	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Registration Statement on Form S-8, File No. 333-104542, filed on April 15, 2003).

10.3 *

Cumulus Media Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A to Cumulus Media’s Proxy Statement on Schedule 14A, File No. 000-24525, filed on April 13, 2007).

10.4 *	Cumulus Media Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit A to Cumulus Media Inc.’s Proxy Statement on Schedule 14A, File No. 000-24525, filed on October 17, 2008).

10.5 *

Form of Restricted Shares Agreement pursuant to Cumulus Media Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 27, 2008).

10.6 *

Restricted Shares Agreement, dated April 25, 2005, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on April 29, 2005).

10.7 *	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on April 29, 2005).

10.8 *	Form of Restricted Stock Certificate (incorporated herein by reference to Exhibit (d)(7) to Cumulus Media Inc.’s Schedule TO-I, File No. 005-54277, filed on December 1, 2008).

10.9 *	Form of Stock Option Award Certificate (incorporated herein by reference to Exhibit (d)(8) to Cumulus Media Inc.’s Schedule TO-I, File No. 005-54277, filed on December 1, 2008).

10.10 *

Form of 2008 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on March 4, 2009).

10.11 *

Form of 2008 Equity Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.14 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2009).

10.12 *	Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.13 *	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.14 *

Form of Employment Agreement with each Executive Officer, dated as of November 29, 2011 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on December 2, 2011).

10.15

First Lien Credit Agreement, dated as of September 16, 2011, among Cumulus Media Inc., Cumulus Media Holdings Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC, MIHI LLC, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.16

Second Lien Credit Agreement, dated as of September 16, 2011, among Cumulus Media Inc., Cumulus Media Holdings Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC, MIHI LLC, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents (incorporated herein by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.17

First Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

10.18

Second Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

21.1 **	Subsidiaries of Cumulus Media Inc.

23.1 **	Consent of PricewaterhouseCoopers LLP.

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 †**

The following materials from Cumulus Media Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December, 2011, 2010 and 2009, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith

†

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2012.

CUMULUS MEDIA INC.

By	/s/ Joseph P. Hannan
Joseph P. Hannan Senior Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr.	Chairman, President, Chief	March 12, 2012
Lewis W. Dickey, Jr.	Executive Officer and Director, (Principal Executive Officer)

/s/ Joseph P. Hannan	Senior Vice President, Treasurer and	March 12, 2012
Joseph P. Hannan	Chief Financial Officer (Principal Financial Officer)

/s/ Linda A. Hill	Chief Accounting Officer	March 12, 2012
Linda A. Hill	(Corporate Controller and Principal Accounting Officer)

/s/ Ralph B. Everett	Director	March 12, 2012
Ralph B. Everett

/s/ Jeffrey Marcus	Director	March 12, 2012
Jeffrey Marcus

/s/ Arthur J. Reimers	Director	March 12, 2012
Arthur J. Reimers

/s/ Eric P. Robison	Director	March 12, 2012
Eric P. Robison

/s/ Robert H. Sheridan, III	Director	March 12, 2012
Robert H. Sheridan, III

/s/ David M. Tolley	Director	March 12, 2012
David M. Tolley

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Cumulus Media Inc., are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ deficit and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Cumulus Media Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Citadel from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination in September 2011. We have also excluded Citadel from our audit of internal control over financial reporting. Citadel is a wholly-owned subsidiary of the Company whose total assets and total revenues represented $558.0 million and $212.4 million, respectively, of the related consolidated financial statement amounts as of the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 12, 2012

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands, except for share data)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$30,592	$12,814
Restricted cash	3,854	604
Accounts receivable, less allowance for doubtful accounts of $2,765 and $1,115 in 2011 and 2010, respectively	236,804	38,267
Trade receivable	5,967	3,605
Compensation held in trust	24,807	—
Prepaid expenses and other current assets	22,315	4,403

Total current assets	324,339	59,693
Property and equipment, net	278,070	39,684
Broadcast licenses	1,625,415	160,418
Other intangibles assets, net	390,509	552
Goodwill	1,334,512	56,079
Other assets	87,746	3,210

Total assets	$4,040,591	$319,636

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$160,186	$20,365
Trade payable	4,999	3,569
Derivative instrument	—	3,683
Current portion of long-term debt	13,250	15,165

Total current liabilities	178,435	42,782
Long-term debt, excluding the 7.75% Senior Notes	2,227,287	575,843
7.75% Senior Notes	610,000	—
Other liabilities	63,938	17,590
Deferred income taxes	556,771	24,730

Total liabilities	3,636,431	660,945

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 and 0 shares issued and outstanding at 2011 and 2010, respectively	113,447	—

Total redeemable preferred stock	113,447	—
Stockholder’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 and 200,000,000 shares authorized in 2011 and 2010, respectively; 160,783,484 and 59,599,857 shares issued, and 137,085,813 and 35,538,530 shares outstanding at 2011 and 2010, respectively	1,608	596
Class B common stock, par value $0.01 per share; 600,000,000 and 20,000,000 shares authorized in 2011 and 2010, respectively; 12,439,667 and 5,809,191 shares issued and outstanding at 2011 and 2010, respectively	124	58
Class C common stock, par value $0.01 per share; 644,871 and 30,000,000 shares authorized in 2011 and 2010, respectively; 644,871 shares issued and outstanding at both 2011 and 2010	6	6
Treasury stock, at cost, 23,697,671 and 24,061,327 shares at 2011 and 2010, respectively	(251,666)	(256,792)
Additional paid-in-capital	1,526,114	964,156
Accumulated deficit	(985,473)	(1,049,333)

Total stockholders’ equity (deficit)	290,713	(341,309)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$4,040,591	$319,636

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except for share and per share data)

	2011	2010	2009
Broadcast revenues	$546,752	$259,187	$252,048
Management fees	2,792	4,146	4,000

Net revenues	549,544	263,333	256,048
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	333,471	159,807	165,676
Depreciation and amortization	52,443	9,098	11,136
LMA fees	2,525	2,054	2,332
Corporate general and administrative expenses (including non-cash stock-based compensation expense of $5,855, $2,451, and $2,879, respectively)	90,761	18,519	20,699
Gain on exchange of assets or stations	(15,278)	—	(7,204)
Realized loss on derivative instrument	3,368	1,957	3,640
Impairment of intangible assets and goodwill	—	671	174,950

Total operating expenses	467,290	192,106	371,229

Operating income (loss)	82,254	71,227	(115,181)

Non-operating (expense) income:
Interest expense	(87,388)	(30,315)	(34,050)
Interest income	399	8	61
Loss on early extinguishment of debt	(4,366)	—	—
Terminated transaction expense	—	(7,847)	—
Other income (expense), net	31	108	(136)
Gain on equity investment in Cumulus Media Partners, LLC	11,636	—	—

Total non-operating expense, net	(79,688)	(38,046)	(34,125)

Income (loss) before income taxes	2,566	33,181	(149,306)
Income tax benefit (expense)	61,294	(3,779)	22,604

Net income (loss)	63,860	29,402	(126,702)
Less: dividends declared and accretion of redeemable preferred stock	6,961	—	—

Income (loss) attributable to common shareholders	$56,899	$29,402	$(126,702)

Basic and diluted income (loss) per common share (See Note 13, “Earnings Per Share”):
Basic income (loss) per common share	$0.48	$0.70	$(3.13)

Diluted income (loss) per common share	$0.46	$0.69	$(3.13)

Weighted average basic common shares outstanding	91,128,917	40,341,011	40,426,014

Weighted average diluted common shares outstanding	95,999,504	41,189,161	40,426,014

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Total

	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance at January 1, 2009	59,572,592	$596	5,809,191	$58	644,871	$6	—	$—	$(265,278)	$828	$967,676	$(952,033)	$(248,147)

Net loss												(126,702)	(126,702)
Other comprehensive (loss) income:
Change in fair value of derivative instrument	—	—	—	—	—	—	—	—	—	(828)	—	—	(828)

Total comprehensive loss													(127,530)

Warrants issued in conjunction with 2009 debt amendment	—	—	—	—	—	—	—	—	—	—	812	—	812
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	5,185	—	(5,185)	—	—
Shares purchased under share repurchase program	—	—	—	—	—	—	—	—	(193)	—	—	—	(193)
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	(107)	—	—	—	(107)
Non-cash stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,653	—	2,653
Restricted share forfeitures	—	—	—	—	—	—	—	—	(989)	—	989	—	—

Balance at December 31, 2009	59,572,592	$596	5,809,191	$58	644,871	$6	—	$—	$(261,382)	$—	$966,945	$(1,078,735)	$(372,512)

Net income												29,402	29,402

Issuance of common stock	27,265	—	—	—	—	—	—	—	—	—	—	—	—
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	4,898	—	(4,898)	—	—
Transfer of restricted shares to equity	—	—	—	—	—	—	—	—	165	—	378	—	543
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	(343)	—	—	—	(343)
Non-cash stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,601	—	1,601
Restricted share forfeitures	—	—	—	—	—	—	—	—	(130)	—	130	—	—

Balance at December 31, 2010	59,599,857	$596	5,809,191	$58	644,871	$6	—	$—	$(256,792)	$—	$964,156	$(1,049,333)	$(341,309)

Net income												63,860	63,860

Issuance of common stock—CMP Acquisition	3,315,238	33	—	—	—	—	6,630,476	66	—	—	34,810	—	34,909
Issuance of warrants—CMP Acquisition	—	—	—	—	—	—	—	—	—	—	29,021	—	29,021
Issuance of common stock—Citadel Acquisition	79,276,721	792	—	—	—	—	—	—	—	—	271,050	—	271,842
Issuance of warrants—Citadel Acquisition	—	—	—	—	—	—	—	—	—	—	250,309	—	250,309
Conversion of equity upon effectiveness of amendedand restated certificate of incorporation	—	—	6,630,476	66	—	—	(6,630,476)	(66)	—	—	—	—	—
Conversion of restricted shares upon closing of Citadel Acquisition	875,781	9	—	—	—	—	—	—	—	—	2,137	—	2,146
Equity held in reserve	—	—	—	—	—	—	—		—	—	5,972	—	5,972
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	6,320	—	(5,488)	—	832
Costs associated with the issuance of equity	—	—	—	—	—	—	—	—	—	—	(26,735)	—	(26,735)
Conversion of equity upon exercise of warrants	17,715,887	178	—	—	—	—	—	—	(198)	—	198	—	178
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	—	—	(4,142)	—	(4,142)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	(2,701)	—	(2,701)
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	(870)	—	—	—	(870)
Non-cash stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,466	—	7,466
Restricted share forfeitures	—	—	—	—	—	—	—	—	(126)	—	126	—	—
Other	—	—	—	—	—	—	—	—	—	—	(65)	—	(65)

Balance at December 31, 2011	160,783,484	$1,608	12,439,667	$124	644,871	$6	—	$—	(251,666)	$—	1,526,114	$(985,473)	$290,713

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$63,860	$29,402	$(126,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,443	9,098	11,136
Amortization of debt issuance costs/discount	4,800	1,248	1,079
Loss on early extinguishment of debt	4,366	—	—
Amortization of derivative gain	—	—	(828)
Provision for doubtful accounts	2,736	1,271	2,386
Loss (gain) on sale of assets or stations	43	(116)	(29)
Gain on exchange of assets or stations	(15,278)	—	(7,204)
Fair value adjustment of derivative instruments	(214)	(9,999)	771
Impairment of intangible assets and goodwill	—	671	174,950
Deferred income taxes	(61,993)	3,429	(23,178)
Non-cash stock-based compensation expense	5,855	2,451	2,879
Other	(1,318)	—	—
Gain on equity investment in Cumulus Media Partners, LLC	(11,636)	—	—
Changes in assets and liabilities:
Restricted cash	(394)	185	(789)
Accounts receivable	(6,461)	(2,034)	2,685
Trade receivable	826	1,882	(3,864)
Prepaid expenses and other current assets	7,734	306	(1,422)
Other assets	(2,803)	2,087	(328)
Accounts payable and accrued expenses	30,667	5,879	(5,060)
Trade payable	(501)	(1,964)	3,584
Other liabilities	(1,375)	(1,058)	(1,375)

Net cash provided by operating activities	71,357	42,738	28,691
Cash flows from investing activities:
Acquisitions less cash acquired	(2,024,172)	—	—
Capital expenditures	(6,690)	(2,475)	(3,110)
Purchase of intangible assets	—	(246)	—
Proceeds from sale of assets or stations	—	296	102
Acquisition costs	—	—	(52)

Net cash used in investing activities	(2,030,862)	(2,425)	(3,060)
Cash flows from financing activities:
Proceeds from issuance of 7.75% Senior Notes due 2019	610,000	—	—
Proceeds from borrowings under term loans and revolving credit facilities	2,315,145	—	—
Repayments of borrowings under bank credit facilities	(1,264,676)	(43,136)	(59,110)
Proceeds from sale of equity securities	475,000	—	—
Financing costs paid in connection with sale of equity securities	(30,978)	—	—
Redemption of Cumulus Media Partners, LLC preferred stock	(41,565)	—	—
Deferred financing costs	(58,898)	—	—
Tax withholding payments on behalf of employees	(935)	(343)	(107)
Preferred stock dividends	(521)	—	—
Exercise of warrants	171	—	—
Debt discount fees	(25,460)	(244)	(3,000)
Payments for repurchases of common stock	—	—	(193)

Net cash provided by (used in) financing activities	1,977,283	(43,723)	(62,410)
Increase (decrease) in cash and cash equivalents	17,778	(3,410)	(36,779)
Cash and cash equivalents at beginning of period	12,814	16,224	53,003

Cash and cash equivalents at end of period	$30,592	$12,814	$16,224

Supplemental disclosures of cash flow information:
Interest paid	$69,558	$41,416	$39,381
Income taxes paid	6,148	324	895
Trade revenue	21,184	16,748	16,612
Trade expense	20,810	16,546	16,285

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

On August 1, 2011, Cumulus completed its previously announced acquisition of the remaining 75.0% of the equity interests of CMP that it did not already own (the “CMP Acquisition”). As a result of the CMP Acquisition, CMP became an indirect wholly-owned subsidiary of the Company. CMP’s operating results have been included in the accompanying consolidated financial statements since the date of the completion of the CMP Acquisition. Prior to the completion of the CMP Acquisition, Cumulus had operated CMP’s business pursuant to a management agreement since 2006. In connection with the CMP Acquisition, Cumulus issued 9.9 million shares of its common stock to affiliates of the three private equity firms that collectively owned the 75.0% of CMP not then-owned by Cumulus. Also in connection with the CMP Acquisition, 3.7 million outstanding warrants to purchase shares of common stock of a subsidiary of CMP were amended to instead become exercisable for up to 8.3 million shares of Class B common stock of Cumulus (see Note 9, “Stockholders’ Equity (Deficit)”).

On September 16, 2011, Cumulus completed its previously announced acquisition of Citadel (the “Citadel Acquisition”) for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.6 million shares of the Company’s Class A common stock, par value $0.01 per share (the “Class A common stock”), including 0.9 million restricted shares, warrants to purchase 47.6 million shares of Class A common stock, 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, and the consideration to settle the debt of Citadel. As a result of the Citadel Acquisition, Citadel became an indirect wholly-owned subsidiary of the Company. Citadel’s operating results have been included in the accompanying consolidated financial statements since the date of the completion of the Citadel Acquisition (see Note 2, “Acquisitions and Dispositions”).

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

In connection with the closing of the Citadel Acquisition and the completion of the Company’s previously announced related global refinancing (the “Global Refinancing”), on September 16, 2011, the Company repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of the Company’s other wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 8, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of Cumulus Media’s common stock, preferred stock and warrants to purchase common stock to certain investors (the “Equity Investment”) in a private placement exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”). The $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”) issued by the Company in May 2011 remain outstanding (see Note 2, “Acquisitions and Dispositions”).

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Each of the CMP Acquisition and the Citadel Acquisition has been accounted for under the acquisition method of accounting for business combinations. Under the acquisition method of accounting, the respective purchase prices were allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the respective acquisition dates. For additional information on the allocation of the purchase price related to each such acquisition (see Note 2, “Acquisitions and Dispositions”).

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

In the opinion of management, credit risk with respect to accounts receivable is limited due to the large number of customers and the geographic diversification of the Company’s customer base. The Company performs ongoing credit evaluations of its customers and believes that adequate allowances for any uncollectible accounts receivable are maintained.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

Intangible Assets and Goodwill

The Company’s intangible assets are comprised of broadcast licenses, certain other intangible assets and goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Intangible assets and goodwill acquired in a business combination and determined to have an indefinite useful life, which include the Company’s broadcast licenses, are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s (“FCC”) historical record of renewing broadcast licenses, the very low cost to the Company of renewing such licenses, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company evaluates the recoverability of its indefinite-lived assets, which include broadcasting licenses, goodwill, deferred charges, and other assets, using judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized using the effective interest method to interest expense over the life of the related debt.

Derivative Financial Instruments

The Company recognizes all derivatives on the consolidated balance sheets at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change is recorded through other comprehensive income, a component of stockholders’ equity (deficit).

Revenue Recognition

Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15.0%.

Local Marketing Agreements

In certain circumstances, the Company enters into a local marketing agreement (“LMA”) or time brokerage agreement with a FCC licensee of a radio station. In a typical LMA, the licensee of the station makes available, for a fee, airtime on its station to a party, which supplies programming to be broadcast on that airtime, and collects revenues from advertising aired during such programming. Revenues earned and LMA fees incurred pursuant to local marketing agreements or time brokerage agreements are recognized at their gross amounts in the accompanying consolidated statements of operations.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

As of December 31, 2011, the Company owned or operated 32 radio stations under LMAs. As of December 31, 2010 and 2009, the Company operated 12 radio stations under LMAs. The stations operated under LMAs contributed $4.1 million, $10.6 million, and $9.2 million, in years 2011, 2010, and 2009, respectively, to the consolidated net revenues of the Company.

Stock-based Compensation Expense

Stock-based compensation expense recognized under Accounting Standards Codification (“ASC”) Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2011, 2010 and 2009 was $10.7 million, $2.5 million, and $2.9 million respectively, before income taxes, including $4.9 million for the year ended December 31, 2011 related to the modified liability awards further discussed at Note 11, “Stock-Based Compensation Expense.” Upon adopting ASC 718 for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, the Company utilized the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluated the probability of vesting of the awards at each reporting period and adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions were used, the results could differ.

Trade Transactions

The Company provides commercial airtime in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair market value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2011, 2010 and 2009, amounts reflected under trade transactions were: (1) trade revenues of $21.2 million, $16.7 million and $16.6 million, respectively; and (2) trade expenses of $20.8 million, $16.5 million and $16.3 million, respectively.

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

Earnings per Share

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. The Company allocates undistributed net income after any allocations for preferred stock dividends between each class of common stock on an equal basis in accordance with the terms of the Company’s third amended and restated certificate of incorporation (the “Third Amended and Restated Charter”).

Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Fair Values of Financial Instruments

The carrying values of cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments (See Note 7, Fair Value Measurements).

Accounting for National Advertising Agency Contract

The Company has engaged Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The Company’s contract with Katz has several economic elements that principally reduce the overall expected commission rate below the stated base rate. The Company estimates the overall expected commission rate over the entire contract period and applies that rate to commissionable revenue throughout the contract period with the goal of estimating and recording a stable commission rate over the life of the contract.

The potential commission adjustments are estimated and combined in the consolidated balance sheets with the contractual termination liability. That liability is accreted to commission expense to effectuate the stable commission rate over the term of the Katz contract.

The Company’s accounting for and calculation of commission expense to be realized over the life of the Katz contract requires management to make estimates and judgments that affect reported amounts of commission expense. Actual results may differ from management’s estimates. Over the term of the contract with Katz, management will continually update its assessment of the effective commission expense attributable to national sales in an effort to record a consistent commission rate in each period.

Variable Interest Entities

The Company accounts for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC Topic 810, Consolidation (“ASC 810”). VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into LMAs in connection with pending acquisitions or dispositions of radio stations and the requirements of ASC 810 may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2011, ASC 810 did not apply to any LMAs.

Recent Accounting Pronouncements

ASU 2010-28. In December 2010, the FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. This Accounting Standards Update (“ASU”) updates ASC Topic 350 to amend the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 of the test if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted this guidance effective on January 1, 2011. The update did not have a material impact on the Company’s consolidated financial statements.

ASU 2010-29. In December 2010, the FASB issued clarification of the accounting guidance related to disclosure of pro forma information for business combinations that occur in the current reporting period. The guidance requires companies to present pro forma information in their comparative financial statements as if the acquisition date for any business combination that occurred in the current reporting period had occurred at the beginning of the prior year reporting period. The Company adopted this guidance effective January 1, 2011 and have included required disclosures in Note 2, “Acquisitions and Dispositions”.

ASU 2011-04. In May 2011, the FASB issued ASU 2011-04, which amends ASC Topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders’ equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. Early adoption is not permitted. The Company will adopt this standard effective January 1, 2012. The Company is currently evaluating the newly prescribed disclosures but does not expect they will have a material impact on the consolidated financial statements.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

ASU 2011-05. In June 2011, the FASB issued ASU 2011-05, which amends the guidance in ASC Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI have not changed nor has the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

ASU 2011-8. In September 2011, the FASB issued ASU 2011-8, which amends ASC Topic 350, Intangibles-Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50.0%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

ASU 2011-11. In December 2011, the FASB issued ASU 2011-11. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

2. Acquisitions and Dispositions

2011 Acquisitions

Ann Arbor, Battle Creek and Canton Asset Exchange

On February 18, 2011, the Company completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, Cumulus acquired eight of Clear Channel’s radio stations located in Ann Arbor and Battle Creek, Michigan in exchange for its radio station in Canton, Ohio. The Company disposed of two of the Battle Creek stations simultaneously with the closing of the transaction to comply with FCC broadcast ownership limits. The asset exchange was accounted for as a business combination in accordance with FASB’s guidance. The fair value of the assets acquired in the asset exchange was $17.4 million. The Company incurred approximately $0.3 million in acquisition costs related to this transaction and expensed them as incurred through earnings within corporate, general and administrative expense. The $4.3 million allocated to goodwill is deductible for tax purposes. The results of operations for the Ann Arbor and Battle Creek stations acquired, which were not material, have been included in our statements of operations since 2007 when the Company entered into an LMA with Clear Channel to manage the stations. Prior to the asset exchange, the Company did not have any preexisting relationship with Clear Channel with regard to the Canton, Ohio market.

In conjunction with this asset exchange, the Company recorded a net gain of $15.3 million, which is included in gain on exchange of assets or stations in the accompanying consolidated statements of operations.

The table below summarizes the final purchase price allocation (dollars in thousands):

Allocation	Amount
Property and equipment	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	17,394
Less: Carrying value of Canton station	(2,116)

Gain on asset exchange	$15,278

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

CMP Acquisition

On August 1, 2011, the Company completed its previously announced acquisition of the remaining 75.0% of the equity interests of CMP that it did not already own. The Company had owned 25.0% of CMP’s equity interests since it, together with Bain Capital Partners, LLC (“Bain”), The Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners, L.P. (“THL,” and together with Bain and Blackstone, the “CMP Sellers”), formed CMP in 2005. Pursuant to a management agreement, the Company had been operating CMP’s business since 2006. This management agreement was terminated in connection with the completion of the CMP Acquisition. In connection with the CMP Acquisition, the Company issued 9.9 million shares of its common stock to affiliates of the CMP Sellers. Blackstone received 3.3 million shares of the Company’s Class A common stock and, in accordance with FCC broadcast ownership rules, Bain and THL each received 3.3 million shares of a newly authorized Class D non-voting common stock, par value $0.01 per share (the “Class D common stock”). This Class D common stock was subsequently converted into an equivalent number of shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B common stock”), with substantially identical terms, pursuant to the terms of the Third Amended and Restated Charter filed with the Secretary of State of the State of Delaware and effective upon the effectiveness of the Citadel Acquisition (discussed below). Also in connection with the CMP Acquisition, outstanding warrants to purchase 3.7 million shares of common stock of Radio Holdings (the “CMP Restated Warrants”) were amended to instead become exercisable for up to 8.3 million shares of the Company’s common stock.

As a component of the CMP Acquisition, the Company acquired an interest in the San Francisco Baseball Associates L.P. The fair value of the investment as of the acquisition date was $9.8 million. The investment is included in other long-term assets on the Company’s consolidated balance sheet and is carried under the cost method.

As another component of the CMP Acquisition, the Company acquired CMP KC, LLC (“KC LLC”), an indirectly wholly-owned subsidiary of CMP. On February 2, 2011, the direct parent company of KC LLC entered into a restructuring support agreement (the “Restructuring Agreement”) regarding the restructuring of KC LLC’s debt with the lenders under KC LLC’s credit facilities (the “Restructuring”). As part of the Restructuring, KC LLC was renamed AR Broadcasting, LLC (“AR Broadcasting”). The Restructuring was completed in February 2012. As a result of the completion of the Restructuring, the Company no longer has an ownership interest in AR Broadcasting. However, the Company has entered into a management agreement, similar to an LMA, pursuant to which the Company will provide corporate management and other services to AR Broadcasting and its subsidiaries. The Company has determined that Cumulus is not the primary beneficiary of AR Broadcasting and Cumulus did not consolidate AR Broadcasting, in accordance with the guidance for VIEs.

Under the acquisition method of accounting for business combinations, a preliminary purchase price for the CMP Acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Goodwill as of the acquisition date was measured as the excess of consideration over the net acquisition date fair value of the assets acquired and the liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates based on information available as of the date of acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible and intangible assets and residual goodwill Management expects to continue to obtain information to assist in finalizing these preliminary valuations during the measurement period. The Company fair valued its historical 25.0% equity interest in CMP and recorded a gain of $11.6 million, the difference between the fair value at acquisition and the carrying value, which was zero, given CMP’s historical losses. With respect to certain outstanding preferred stock of CMP, the Company recorded $0.5 million in dividends for the period from August 1, 2011, the acquisition date, to September 16, 2011. This preferred stock was redeemed on September 16, 2011 for approximately $41.6 million.

Revenues of $75.9 million attributable to CMP since August 1, 2011 are included in our accompanying consolidated financial statements for the year ended December 31, 2011.

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

(1)

Estimated fair value, equal to the closing price of the Company’s Class A common stock on the NASDAQ Global Select Market on August 1, 2011, of the 9.9 million shares of our common stock issued to the CMP Sellers.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

(2)

Estimated fair value, equal to the closing price of our Class A common stock on the NASDAQ Global Select Market on August 1, 2011 of the CMP Restated Warrants, which are exercisable for 8.3 million shares of our common stock.

(3)	Estimated fair value of preferred stock is the par value of $32.8 million plus cumulative undeclared dividends of $8.3 million.

(4)

Gain on equity investment in CMP, equal to the closing price of our Class A common stock on the NASDAQ Global Select Market on August 1, 2011, the estimated fair value of the 3.3 million shares of CMP that the Company owned immediately prior to the CMP Acquisition.

Acquisition related costs attributable to the CMP Acquisition included in corporate, general and administrative expenses for the year ended December 31, 2011 totaled $1.9 million.

The purchase price in the CMP Acquisition has preliminarily been allocated to the tangible and intangible assets acquired, and the liabilities assumed, based on management’s best estimates of their fair values as of the date of the CMP Acquisition as follows (dollars in thousands):

Allocation	Amount
Current assets	$61,598
Property and equipment	29,092
Broadcast licenses	317,917
Other intangibles	94,422
Goodwill	404,392
Other assets	11,014
Current liabilities	(14,131)
Other long-term liabilities	(5,730)
Deferred income taxes	(162,705)

Total purchase price	$735,869

The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.5%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $403.9 million of the acquired goodwill balance is non-deductible for tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were CMP’s high operating margins, strong sales force and employee base, and its overall market presence.

The indefinite-lived intangible assets acquired in the CMP Acquisition consist of broadcast licenses and goodwill. The definite-lived intangible assets acquired in the CMP Acquisition are being amortized in relation to the economic benefits of such assets over their useful lives and consist of the following (dollars in thousands):

Description	Useful Life in Years	Fair Value
Advertising relationships	6	$94,422

Citadel Acquisition

The Company completed the Citadel Acquisition on September 16, 2011 for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.6 million shares of the Company’s Class A common stock, including 0.9 million restricted shares, warrants to purchase 47.6 million shares of Class A common stock, 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, and the consideration to repay the outstanding debt of Citadel. As a result of the Citadel Acquisition, Citadel became an indirect wholly owned subsidiary of the Company. Citadel’s operating results have been included in Cumulus’ accompanying audited consolidated financial statements since the date of the completion of the Citadel Acquisition.

Also on September 16, 2011 and in connection with the Citadel Acquisition, the Company issued and sold 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock to an affiliate of Crestview, 125,000 shares of Series A preferred stock to an affiliate of Macquarie, and 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of Class A common stock to UBS and certain other entities.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

In connection with the closing of the Citadel Acquisition and the completion of the Company’s previously announced Global Refinancing, on September 16, 2011, the Company repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of our other wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 8, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of our common stock, preferred stock and warrants to purchase common stock to certain investors in a private placement exempt from the registration requirements under the Securities Act. The $610.0 million of 7.75% Senior Notes issued by us in May 2011 remained outstanding.

In connection with the closing of, and in order to fund a portion of the purchase price payable in the Citadel Acquisition, the Company entered into and completed the transactions contemplated by the Equity Investment (see Note 9, “Stockholders’ Equity (Deficit)”). Also in connection therewith, the Company completed its previously announced Internal Restructuring (see Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies”).

In connection with the Citadel Acquisition, the Company agreed that it would divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that the Company must fund any operating shortfalls of the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to the Company. The Company has determined that it is the primary beneficiary of the trusts and consolidates the trusts accordingly.

Under the acquisition method of accounting for business combinations, a preliminary purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates based on information available as of the date of acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain tangible and intangible assets and residual goodwill Management expects to continue to obtain information to assist in finalizing these preliminary valuations during the measurement period.

Revenues of $212.4 million attributable to Citadel since September 16, 2011 are included in the Company’s consolidated financial statements for the year ended December 31, 2011.

The preliminary allocation of the purchase price in the Citadel Acquisition is as follows (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Cash consideration to Citadel stockholders	$1,405,471
Common stock issued to Citadel stockholders (1)	178,122
Non-cash share-based compensation value	576
Cash consideration to Citadel to settle Citadel obligations	736,072

Total purchase price	$2,320,241

(1)

Estimated fair value, of the 22.7 million shares of our common stock and warrants to purchase 47.6 million shares of our common stock issued in conjunction with the Citadel Acquisition and 2.4 million warrants held in reserve for potential future issuance related to the pending the final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, based on the closing price of our Class A common stock on September 15, 2011.

Acquisition related costs attributable to the Citadel Acquisition included in corporate, general and administrative expenses for the year ended December 31, 2011 totaled $52.1 million.

Certain termination-related compensation amounts resulting from the Citadel Acquisition, which are expected to be paid in the first quarter of 2012, were funded prior to closing and are classified as compensation held in trust on the consolidated balance sheet as of December 31, 2011.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

The purchase price in the Citadel Acquisition has been allocated to the tangible and intangible assets acquired, and the liabilities assumed, therein based on management’s best estimates of their fair values as of the acquisition date as follows (dollars in thousands):

Allocation	Amount
Current assets	$322,646
Property and equipment	216,200
Broadcast licenses	1,137,250
Other intangibles	333,480
Goodwill	869,699
Other assets	18,794
Current liabilities	(105,653)
Other long-term liabilities	(38,624)
Deferred income taxes	(433,551)

Total purchase price	$2,320,241

The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.0%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $765.6 million of the acquired goodwill balance is non-deductible for income tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were Citadel’s station platform throughout prominent national markets and its overall employee base, including its experienced sales force.

The indefinite-lived intangible assets acquired in the Citadel Acquisition consist of broadcast licenses and goodwill.

The definite-lived intangible assets acquired in the Citadel Acquisition are being amortized in relation to the economic benefits of such assets over their useful lives and consist of the following (dollars in thousands):

Description	Useful Life in Years	Fair Value
Broadcast advertising relationships	6	$235,800
Affiliate relationships	5	$40,700
Network advertising relationships	5	$18,300
Other contracts and agreements	2-4	$38,680

The following pro forma information assumes the CMP Acquisition and the Citadel Acquisition occurred as of the beginning of the prior year’s reporting period. The pro forma financial information also includes the business combination accounting effects from the CMP Acquisition and the Citadel Acquisition, including Cumulus’s amortization expense resulting from acquired intangible assets, the elimination of certain intangible asset amortization expense incurred by CMP and Citadel, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though Cumulus had acquired CMP and Citadel at January 1, 2010. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had the Citadel Acquisition actually occurred at January 1, 2010 or at any other historical date, nor is it reflective of our expected actual financial position or results of operations for any future period (dollars in thousands):

	Supplemental Pro Forma Data
	Year Ended December 31,
Description	2011	2010
Total revenue	$1,141,514	$1,180,574
Net (loss) income	$(25,422)	$36,595

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

The pro forma financial information set forth above for the year ended December 31, 2011 includes adjustments to reflect depreciation and amortization expense based on the fair value of long-lived assets acquired in the CMP Acquisition and the Citadel Acquisition and interest expense based on the issuance of the 7.75% Senior Notes replacing the historical Company’s debt and the completion of the Global Refinancing undertaken in connection with the completion of the Citadel Acquisition, as well as other pro forma adjustments that would be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.

2010 Acquisitions

The Company did not complete any material acquisitions during the year ended December 31, 2010.

Completed Dispositions

The Company did not complete any material dispositions during the years ended December 31, 2011 or 2010, other than as described above.

3. Property and Equipment

Property and equipment consists of the following as of December 31, 2011 and 2010 (dollars in thousands):

	Estimated Useful Life	2011	2010
Land		$94,167	$10,069
Broadcasting and other equipment	3 to 7 years	234,103	126,521
Computer and capitalized software costs	1 to 3 years	15,903	13,238
Furniture and fixtures	5 years	12,878	11,447
Leasehold improvements	5 years	32,792	10,348
Buildings	20 years	48,716	26,752
Construction in progress		9,698	2,062

		448,257	200,437
Less: accumulated depreciation		(170,187)	(160,753)

		$278,070	$39,684

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $14.1 million, $9.1 million and $10.9 million, respectively.

4. Intangible Assets and Goodwill

The following tables present the changes in intangible assets and goodwill for the year ended December 31, 2011 and 2010 (dollars in thousands):

	Indefinite Lived	Definite Lived	Total
Intangible Assets:
Balance as of December 31, 2009	$160,801	$579	$161,380

Acquisition	230	—	230
Amortization	—	(201)	(201)
Impairment	(629)	—	(629)
Reclassifications	16	174	190

Balance as of December 31, 2010	$160,418	$552	$160,970

Acquisition	1,466,530	428,408	1,894,938
Disposition	(1,533)	(83)	(1,616)
Amortization	—	(38,368)	(38,368)

Balance as of December 31, 2011	$1,625,415	$390,509	$2,015,924

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

	2011	2010
Balance as of January 1:
Goodwill	$285,820	$285,820
Accumulated impairment losses	(229,741)	(229,699)

Subtotal	56,079	56,121
Acquisitions	1,278,433	—
Impairment losses	—	(42)
Balance as of December 31:
Goodwill	1,564,253	285,820
Accumulated impairment losses	(229,741)	(229,741)

Total	$1,334,512	$56,079

The Company has significant intangible assets recorded and these intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. The Company reviews the carrying value of its indefinite lived intangible assets and goodwill at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations.

Total amortization expense related to the Company’s intangible assets was $37.9 million, $0.0 million and $0.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, estimated future amortization expenses related to the intangible assets subject to amortization were as follows (dollars in millions):

2012	$113,950
2013	91,999
2014	71,028
2015	56,699
2016	39,909
Thereafter	16,924

Total other intangibles, net	$390,509

Goodwill

2011 Impairment Testing

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

During the fourth quarter of 2011, the Company performed its annual impairment test. The assumptions used in estimating the fair values of reporting units are based on currently available data at the time the test is conducted and management’s best estimates and accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

Step 1 Goodwill Test

The Company performed its annual impairment testing of goodwill using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. The Company used an approximate five-year projection period to derive operating cash flow projections from a market participant view. The Company made certain assumptions regarding future revenue growth based on industry market data and historical performance. The Company then projected future operating expenses in order to derive operating profits, which the Company combined with working capital additions and capital expenditures to determine operating cash flows.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

The Company performed the Step 1 test and compared the fair value of each market to the carrying value of its net assets as of December 31, 2011. This test was used to determine if any of the Company’s markets have an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the market).

The Company’s analysis determined that, based on the Step 1 test, the fair value of all the Company’s markets containing goodwill balances was above their carrying value. Since no impairment indicator existed in Step 1, the Company determined goodwill was appropriately stated as of December 31, 2011.

The discount rate employed in the fair value calculations in the Step 1 test in the Company’s markets was 10.0%. The Company believes this discount rate was appropriate and reasonable for estimating the fair value of the markets.

For periods after 2011, the Company projected annual revenue growth based on industry data and historical performance. The Company projected expense growth based primarily on the stations’ historical financial performance and expected growth. The Company’s projections were based on then-current market and economic conditions and the Company’s historical knowledge of the markets.

To validate the Company’s conclusions and determine the reasonableness of the Company’s assumptions, the Company conducted an overall check of the Company’s fair value calculations by comparing the implied fair value of the Company’s markets, in aggregate, to the Company’s market capitalization as of December 31, 2011. As compared with the market capitalization value of $3.7 billion as of December 31, 2011, the aggregate fair value of all markets of approximately $4.2 billion was approximately $464.6 million, or 12.5%, higher than the market capitalization.

Key data points included in the market capitalization calculation were as follows:

•	shares outstanding, including certain warrants, of 216.0 million as of December 31, 2011;

•	closing price of the Company’s Class A common stock on December 30, 2011 of $3.34 per share; and

•	total debt, including preferred equity, of $2,995.5 million, on December 31, 2011.

Utilizing the above analyses and data points, the Company concluded the fair values of the Company’s markets, as calculated, are appropriate and reasonable.

Step 2 Goodwill Test

The Company did not need to perform a Step 2 test in 2011 since the Step 1 test did not indicate a potential impairment.

Indefinite Lived Intangibles (FCC Licenses)

The Company performs its annual impairment testing of indefinite-lived intangibles (the Company’s FCC licenses) during the fourth quarter of each year and on an interim basis if events or circumstances indicate that the asset may be impaired. The Company has combined all of the Company’s broadcast licenses within a single geographic market cluster into a single unit of accounting for impairment testing purposes. As part of the overall planning associated with the indefinite-lived intangibles test, the Company determined that the Company’s geographic markets are the appropriate unit of accounting for the broadcast license impairment testing.

For the annual impairment test of the Company’s FCC licenses, including both AM and FM licenses, the Company utilized the income approach, specifically the Greenfield Method, with the exception of two stations which the Company was not operating as of the valuation date. A minimum value of fifty thousand dollars was estimated for the FCC licenses of these two non-operating stations. In completing the appraisals, the Company conducted a thorough review of all aspects of the assets being valued.

The income approach measures value based on income generated by the subject property, which is then analyzed and projected over a specified time and capitalized at an appropriate market rate to arrive at the estimated value. The Greenfield Method isolates cash flows attributable to the subject asset using a hypothetical start-up approach.

The estimated fair values of the Company’s FCC licenses represent the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the Company and willing market participants at the measurement date. The estimated fair value also assumes the highest and best use of the asset by market participants, considering the use of the asset that is physically possible, legally permissible and financially feasible.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

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

In estimating the value of the licenses using a discounted cash flow analysis the Company began with market revenue projections. Next, the Company estimated the percentage of the market’s total revenue, or market share, that market participants could reasonably expect an average start-up station to attain, as the well as the duration (in years) required to reach the average market share. The estimated average market share was computed based on market share data, by type (i.e., AM and FM).

After market revenue and market shares have been estimated, operating expenses, including depreciation based on assumed investment in fixed assets and future capital expenditures, of a start-up station or operation are similarly estimated based on industry-average cost data. Appropriate income taxes are then subtracted, depreciation added back, estimated capital expenditures subtracted, and working capital adjustments are made to calculate free cash flow during the build-up period until a steady state or mature “normalized” operation is achieved.

The Company discounted the net free cash flows using an after-tax the weighted average cost of capital of 10.0%, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, the Company estimated a perpetuity value, and then discounted the amounts to present values.

In order to estimate what listening audience share would be expected for each station by market, the Company analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. The Company made any appropriate adjustments to the listening share and revenue share based on the stations’ signal coverage of the market and the surrounding area population as compared to the other stations in the market. Based on the Company’s knowledge of the industry and familiarity with similar markets, the Company determined that approximately three years would be required for the stations to reach maturity. The Company also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2016;

•	the estimation of initial and on-going capital expenditures (based on market size);

•

depreciation on initial and on-going capital expenditures (the Company calculated depreciation using accelerated double declining balance guidelines over five years for the value of the tangible assets necessary for a radio station to go on-the-air);

•	the estimation of working capital requirements (based on working capital requirements for comparable companies);

•	the calculations of yearly net free cash flows to invested capital; and

•	amortization of the intangible asset—the FCC license (the Company calculated amortization on a straight line basis over 15 years).

As a result of the annual impairment test conducted in the fourth quarter of 2011, the Company determined that no impairment existed for the FCC licenses.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
Accrued revenue sharing	$37,575	$—
Accrued retention and severance costs	27,130	—
Accrued employee costs	24,282	5,161
Accounts payable	15,921	399
Accrued interest	12,496	218
Accrued other	8,405	2,102
Accrued transaction costs	8,696	427
Accrued professional fees	6,027	951
Accrued real estate taxes	4,399	875
Accrued stock-based compensation expense	6,346	—
Accrued dividends	3,125	—
Accrued claims reserve	2,256	—
Accrued sponsor fees	2,000	—
Non-cash contract termination liability	1,528	2,385
Accrued terminated deal costs	—	7,847

Total accounts payable and accrued expenses	$160,186	$20,365

6. Derivative Financial Instruments

The Company’s derivative financial instruments consist of the following:

May 2005 Swap

In May 2005, the Company entered into a forward-starting LIBOR-based interest rate swap arrangement (the “May 2005 Swap”) to manage fluctuations in cash flows resulting from interest rate risk attributable to changes in the benchmark interest rate of LIBOR. The May 2005 Swap became effective as of March 13, 2006, the end of the term of the Company’s prior swap. The May 2005 Swap expired on March 13, 2009, in accordance with the terms of the original agreement. Accordingly, for the twelve months ended December 31, 2011 and 2010, the Company did not record any interest expense related to the May 2005 Swap. For the year ended December 31, 2009, the Company recorded interest income of $3.0 million from the May 2005 Swap.

The May 2005 Swap changed the variable-rate cash flow exposure on $400.0 million of the Company’s long-term bank borrowings to fixed-rate cash flows. Under the May 2005 Swap the Company received LIBOR-based variable interest rate payments and made fixed interest rate payments, thereby creating fixed-rate long-term debt. The May 2005 Swap did not qualify as a cash flow hedging instrument for any period presented. Accordingly, the changes in its fair value were reflected in the statement of operations instead of accumulated other comprehensive income.

May 2005 Option

In May 2005, the Company also entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company for two years, from March 13, 2009 through March 13, 2011.

The May 2005 Option was exercised effective March 11, 2009. This instrument was not highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company deemed it speculative, and accounted for changes in the May 2005 Option’s value as interest expense. The May 2005 Option expired on March 31, 2011. The Company’s consolidated balance sheets as of December 31, 2011 and 2010 reflect current liabilities of $0.0 million and $3.7 million, respectively, to include the fair value of the May 2005 Option. The Company reported interest income of $3.7 million and $12.0 million during the years ended December 31, 2011 and 2010, respectively, and interest expense of $0.2 million, inclusive of the fair value adjustment during the year ended December 31, 2009.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Interest Rate Cap

On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The consolidated balance sheet as of December 31, 2011 includes long-term assets of $0.4 million attributable to the fair value of the interest rate cap. The Company reported interest expense of $0.1 million during the year ended December 31, 2011, inclusive of the change in fair value adjustment. The interest rate cap matures on December 8, 2015.

The Company does not utilize financial instruments for trading or other speculative purposes.

Green Bay Option

On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows it to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option was recorded as a liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation.

The consolidated balance sheets as of December 31, 2011 and 2010 reflect other long-term liabilities of $11.4 million and $8.0 million, respectively to include the fair value of the Green Bay Option. Accordingly, the Company recorded $3.4 million and $2.0 million of expense in realized loss on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during the years ended December 31, 2011 and 2010, respectively.

The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table:

Information on the Location and Amounts of Derivatives Fair Values in the

Consolidated Balance Sheets (dollars in thousands)

		Fair Value
Derivative Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Green Bay Option	Other long-term liabilities	$(11,398)	$(8,030)
Interest rate cap	Other long-term assets	376	—
Interest rate swap—option	Other current liabilities	—	(3,683)

	Total	$(11,022)	$(11,713)

The location and effect of derivatives in the statements of operations are shown in the following table (dollars in thousands):

		Amount of (Expense) Income Recognized on Derivatives
		For the Year Ended
Derivative Instruments	Statement of Operations Location	December 31, 2011	December 31, 2010
Green Bay Option	Realized loss on derivative instrument	$(3,368)	$(1,957)
Interest rate cap	Interest expense	(101)	—
Interest rate swap—option	Interest income	3,683	11,956

	Total	$214	$9,999

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 were as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate cap (1)	$376	$—	$376	$—

Total assets	$376	$—	$376	$—

Financial liabilities:
Other current liabilities
Green Bay Option (2)	$(11,398)	$—	$—	$(11,398)

Total liabilities	$(11,398)	$—	$—	$(11,398)

(1)

The Company’s only derivative financial instrument is an interest rate cap pursuant to which the Company pays a fixed interest rate on a $71.3 million notional amount of its term loans. The fair value of the Company’s interest rate cap is determined based on discounted cash flow analysis on the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.

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

The assets associated with the Company’s interest rate cap are measured at Level 2 on the fair value hierarchy. To estimate the fair value of the interest rate cap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach, with all significant inputs derived from or corroborated by observable market data. The fair value of the Company’s interest rate cap was $0.4 million at December 31, 2011. The Company did not have a similar interest rate cap agreement in the year ended December 31, 2010.

The Company reported $3.4 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively, in realized loss on derivative instruments within the income statement related to fair value adjustment, representing the change in the fair value of the Green Bay Option.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

The reconciliation below contains the components of the change in fair value associated with the Green Bay Option for the year ended December 31, 2011 (dollars in thousands):

Description	Green Bay Option
Fair value balance at December 31, 2010	$(8,030)
Add: Mark to market fair value adjustment	(3,368)

Fair value balance as of December 31, 2011	$(11,398)

To estimate the fair value of the Green Bay Option, the Company used a Black-Scholes valuation model. The significant inputs for the valuation model include the following:

•	total term of 1.7 years;

•	volatility rate of 55.4%;

•	dividend annual rate of 0.0%;

•	discount rate of 0.2%; and

•	market value of Green Bay Option of $12.7 million.

The carrying values of receivables, payables, and accrued expenses approximate fair value due to the short maturity of these instruments.

The following table shows the gross amount and fair value of the Company’s term loan and revolving credit facilities and 7.75% Senior Notes (dollars in thousands):

	2011	2010
First Lien Term Loan:
Carrying value	$1,325,000	$—
Fair value	$1,305,125	$—
Second Lien Term Loan:
Carrying value	$790,000	$—
Fair value	$770,250	$—
Revolving Credit Facility:
Carrying value	$150,000	$—
Fair value	$150,000	$—
7.75% Senior Notes:
Carrying value	$610,000	$—
Fair value	$541,680	$—
Term loan:
Carrying value	$—	$593,755
Fair value	$—	$547,850

As of December 31, 2011, the Company used the trading prices of 98.5% and 97.5% to calculate the fair value of the First Lien Term Loan and the Second Lien Term Loan, respectively, and 88.8% to calculate the fair value of the 7.75% Senior Notes.

To estimate the fair value of the term loan as of December 31, 2010, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach. The significant inputs for the valuation model included the following:

•	discount cash flow rate of 7.3%;

•	interest rate of 0.3%; and

•	credit spread of 4.4%.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

8. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2011 and 2010 (dollars in thousands):

	2011	2010
7.75% Senior Notes	$610,000	$—
Term loan and revolving credit facilities:
First Lien Term Loan	1,325,000	—
Second Lien Term Loan	790,000	—
Revolving Credit Facility	150,000	—
Term loan	—	593,754
Less: Term loan discount	(24,463)	(2,746)

Total term loan and revolving credit facilities	2,240,537	591,008
Less: Current portion of long-term debt	(13,250)	(15,165)

Long-term debt, net of debt discount	$2,837,287	$575,843

A summary of the future maturities of long-term debt follows, exclusive of the discount on debt (dollars in thousands):

2012	$13,250
2013	13,250
2014	13,250
2015	13,250
2016	13,250
Thereafter	2,808,750

$2,875,000

First Lien and Second Lien Credit Facilities

On September 16, 2011 and in order to complete the Global Refinancing, the Company entered into a (i) First Lien Credit Agreement (the “First Lien Facility”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan as Administrative Agent, UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility” and, together with the First Lien Facility, the “2011 Credit Facilities”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.

The First Lien Facility consists of a $1.325 billion first lien term loan facility, net of an original issue discount of $13.5 million, maturing in September 2018 (the “First Lien Term Loan”), and a $300.0 million revolving credit facility, maturing in September 2016 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit and up to $30.0 million is available for swingline borrowings. The Second Lien Facility consists of a $790.0 million second lien term loan facility, net of an original issue discount of $12.0 million, maturing in September 2019 (the “Second Lien Term Loan”).

At December 31, 2011, there was $1.3 billion outstanding under the First Lien Term Loan, $150.0 million outstanding under the Revolving Credit Facility and $790.0 million outstanding under the Second Lien Term Loan.

Proceeds from borrowings under the First Lien Facility and Second Lien Facility were used, together with certain other funds, to (i) fund the cash portion of the purchase price paid in the Citadel Acquisition; (ii) repay in full amounts outstanding under the revolving credit facility under the Company’s pre-existing credit agreement (the “Terminated Credit Agreement”); (iii) repay all amounts outstanding under the credit facilities of CMP Susquehanna Corporation (“CMPSC”), an indirect wholly-owned subsidiary of CMP; (iv) redeem CMPSC’s outstanding 9.875% senior subordinated notes due 2014 and variable rate senior secured notes due 2014;

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

(v) redeem in accordance with their terms all outstanding shares of preferred stock of CMP Susquehanna Radio Holdings Corp., an indirect wholly-owned subsidiary of CMP (“Radio Holdings”) and the direct parent of CMPSC; and (vi) repay all amounts outstanding, including any accrued interest and the premiums thereon, under Citadel’s pre-existing credit agreement and to redeem its 7.75% Senior Notes.

Borrowings under the First Lien Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 4.5% on LIBOR-based borrowings and 3.5% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.25% for the First Lien Term Loan and 1.0% for the Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate Floor of 2.25% for the First Lien Term Loan and 2.0% for the Revolving Credit Facility. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan, as established from time to time, and (iii) 30 day LIBOR plus 1.0%. The First Lien Term Loan amortizes at a per annum rate of 1.0% of the original principal amount of the First Lien Term Loan, payable quarterly, commencing March 31, 2012, with the balance payable on the maturity date. Amounts outstanding under the Revolving Credit Facility are due and payable on the maturity date.

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

At December 31, 2011, borrowings under the First Lien Term Loan bore interest at 5.75% per annum, borrowings under the Revolving Credit Facility bore interest at 6.75% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum. Effective December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of the Company’s LIBOR based term loans at a maximum of 3.0% per annum. The interest rate cap agreement matures on December 8, 2015. See Note 6, “Derivative Financial Instruments” for additional information.

The representations, covenants and events of default in the 2011 Credit Facilities and financial covenants in the First Lien Facility are customary for financing transactions of this nature. Events of default in the 2011 Credit Facilities include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to comply with (and not timely remedy, if applicable) certain financial covenants (as required by the First Lien Facility); (c) certain cross defaults and cross accelerations; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the First Lien Facility and the Second Lien Facility, as applicable). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the First Lien Facility and the Second Lien Facility, as applicable, and the ancillary loan documents as a secured party.

As a result of amounts being outstanding under the Revolving Credit Facility as of December 31, 2011, the First Lien Facility required compliance with a consolidated total net leverage ratio of 7.75 to 1.0 as of such date (and provides for reductions in such ratio beginning with the quarter ending June 30, 2012 if amounts remain outstanding under the Revolving Credit Facility).

The First Lien Facility also requires our compliance with customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

At December 31, 2011, the Company was in compliance with all of the required covenants under the First Lien Facility. The Second Lien Facility does not contain any financial covenants.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Certain mandatory prepayments on the First Lien Term Loan and the Second Lien Term Loan would be required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.

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

7.75% Senior Notes

On May 13, 2011, the Company issued $610.0 million aggregate principal amount of the 7.75% Senior Notes. Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the Terminated Credit Agreement.

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

During the year ended December 31, 2011, the Company capitalized $58.9 million in deferred financing costs for fees paid directly to lenders in connection with and recorded $25.5 million related to debt discount on the issuance.

For the year ended December 31, 2011, the Company recorded an aggregate of $4.4 million of amortization costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Terminated Credit Agreement

As described above, all amounts outstanding under the Terminated Credit Agreement were repaid in full on September 16, 2011, and such facility was terminated.

Previously, in connection with the completion of the offering of the 7.75% Senior Notes and effective May 13, 2011 the Company entered into an amendment to the Terminated Credit Agreement. This amendment provided, among other things, the Company with the ability to complete the offering of 7.75% Senior Notes, provided that proceeds therefrom were used to repay in full the term loans then-outstanding under the Terminated Credit Agreement.

On July 23, 2010, the Company entered into an amendment to the Terminated Credit Agreement (the “2010 Amendment”). Prior to entering into the 2010 Amendment, borrowings under the term loan facility under the Terminated Credit Agreement bore interest, at the Company’s option, at a rate equal to LIBOR plus 4.0% or the Alternate Base Rate (defined as the higher of the Wall Street Journal’s Prime Rate and the Federal Funds rate plus 0.5%) plus 3.0%. In July 2010, the Company made aggregate principal payments of $32.5 million under the Terminated Credit Agreement in accordance with the Company’s obligation to make such payments based on excess cash flow (as defined in the Terminated Credit Agreement), which triggered a reduction in the Company’s interest rate on borrowings thereunder to LIBOR plus 3.8% or the Alternate Base Rate plus 2.8%. At that time, the Terminated Credit Agreement also provided that once the Company reduced the outstanding balance on the term loan thereunder by an aggregate of $50.0 million through further mandatory prepayments of excess cash flow, borrowings under the revolving credit facility would bear interest, at the Company’s option, at a rate equal to LIBOR plus 3.3% or the Alternate Base Rate plus 2.3%.

In connection with the 2010 Amendment, the Company capitalized approximately $0.2 million in fees paid directly to the lenders under the Terminated Credit Agreement.

As of December 31, 2010, prior to giving effect to the May 2005 Swap, the effective interest rate on outstanding borrowings under the Terminated Credit Agreement was approximately 4.0%. As of December 31, 2010, the effective interest rate after giving effect to the May 2005 Swap was approximately 6.5%

On June 29, 2009, the Company entered into an amendment to the Terminated Credit Agreement (the “2009 Amendment”). The 2009 Amendment provided, among other things, additional operational flexibility for the Company while maintaining the preexisting term loan facility thereunder of $750.0 million, which had an outstanding balance of approximately $647.9 million immediately after the closing of the 2009 Amendment, and reducing the revolving credit facility availability from $100.0 million to $20.0 million.

In connection with the June 2009 Amendment the Company made a voluntary prepayment under the Terminated Credit Agreement of $32.5 million. The Company was also required to make quarterly mandatory prepayments of 100% of its excess cash flow through December 31, 2010 (while maintaining a minimum balance of $7.5 million of cash on hand), before reverting to annual prepayments of a percentage of excess cash flow beginning in 2011.

Also in connection with the 2009 Amendment, the Company issued immediately exercisable warrants to the lenders that allow them to acquire up to 1.3 million shares of the Company’s Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”. The 2009 Warrants have an expiration date of June 29, 2019.

The 2009 Amendment was accounted for as a loan modification and accordingly, the Company did not record a gain or a loss on the transaction. Also in connection therewith, the Company incurred approximately $0.2 million of unamortized deferred financing costs, based on the reduction of borrowing availability, and recorded $3.0 million of fees paid directly to the lenders as a debt discount, which fees were amortized as an adjustment to interest expense over the remaining term of the debt.

The Company also classified $0.8 million related to the warrants as equity at fair value at the issuance date thereof. The fair value of the warrants was recorded as a debt discount and all fees were written off in conjunction with the 2011 Refinancing.

9. Stockholders’ Equity (Deficit)

The Company is authorized to issue an aggregate of 1,450,644,871 shares of stock divided into four classes consisting of: (i) 750,000,000 shares designated as Class A common stock, (ii) 600,000,000 shares designated as Class B common stock, (iii) 644,871 shares designated as Class C common stock and (iv) 100,000,000 shares of preferred stock, each with a par value of $.01 per share (see Note 10, “Redeemable Preferred Stock”). Effective September 16, 2011, upon the filing of the Third Amended and Restated Charter, each then-outstanding share of Class D common stock was converted to one share of Class B common stock.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

As discussed in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” and Note 2, “Acquisitions and Dispositions,” the Company completed the CMP Acquisition on August 1, 2011. In connection with the CMP Acquisition, the Company issued approximately 3.3 million shares of Class A common stock and 6.6 million shares of Class B common stock to affiliates of the three private equity firms that had collectively owned the 75.0% of CMP not then-owned by the Company. Also in connection with the CMP Acquisition, the 3.7 million outstanding CMP Restated Warrants were amended to become exercisable for up to 8.3 million shares of Class B common stock.

As also discussed in Note 1, “Description of Business, Basis of Presentation and Summary of Significant Accounting Policies,” and Note 2, “Acquisitions and Dispositions,” the Company completed the Citadel Acquisition on September 16, 2011. In connection with the Citadel Acquisition, the Company issued 23.6 million shares of Class A common stock, including 0.9 million restricted shares and warrants to purchase 47.6 million shares of Class A common stock (the “Citadel Warrants”) to holders of Citadel’s common stock and warrants. Additionally, 2.4 million warrants to purchase shares of the Company’s common stock related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy in June 2010 are held in reserve for potential future issuance by the Company.

On September 16, 2011, pursuant to the Equity Investment, the Company issued and sold (i) 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the “Crestview Warrants”) to an affiliate of Crestview; (ii) 125,000 shares of its newly created series of preferred stock to an affiliate of Macquarie (see Note 10, “Redeemable Preferred Stock”); and (iii) 4.7 million shares of Class A common stock and warrants to purchase 24.1 million shares of Class A common stock (the “UBS Warrants,” and, together with the Citadel Warrants, the “Company Warrants”) to UBS and certain other investors to whom UBS syndicated a portion of its investment commitment.

Gross proceeds from the September 16, 2011 issuances of equity securities described above were $475.0 million. Direct issuance costs related to the issuances of the equity securities described above was $26.7 million, of which $16.2 million was paid as of December 31, 2011.

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

•

Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of Class A common stock following such conversion, the holder shall first deliver to the Company an ownership certification to enable the Company (a) to determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) to obtain any necessary approvals from the FCC or the DOJ.

After payment of any dividends to the holders of any stock entitled to payment in preference thereof (including the Series A Preferred Stock (defined below)), the holders of the Company’s common stock are entitled to share ratably in any dividends that may be declared by the board of directors of the Company.

2009 Warrants

As described above, in June 2009, in connection with the execution of an amendment to the Terminated Credit Agreement, the Company issued the 2009 Warrants. The 2009 Warrants expire on June 29, 2019. Each 2009 Warrant is immediately exercisable to

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

purchase Class A common stock at an exercise price of $1.17 per share. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. During the year ended December 31, 2011, approximately 0.1 million 2009 Warrants were exercised and at December 31, 2011, 1.1 million 2009 Warrants remain outstanding.

CMP Restated Warrants

As described above and in connection with the completion of the CMP Acquisition, Radio Holdings entered into an amended and restated warrant agreement, dated as of August 1, 2011 (the “Restated Warrant Agreement”). Pursuant to the Restated Warrant Agreement, and subject to the terms and conditions thereof, the previously outstanding 3.7 million Radio Holdings warrants were amended and restated to no longer be exercisable for shares of common stock of Radio Holdings but instead be exercisable, commencing on May 2, 2012 (the “Exercise Date”) at an exercise price of $.01 per share, for an aggregate of 8.3 million shares of Class B common stock (subject to adjustments for rounding of fractional shares) (the “CMP Restated Warrants”). The CMP Restated Warrants expire upon the earlier of (i) March 26, 2019 and (ii) the later of (A) the 30th day succeeding the redemption in full of all of Radio Holdings’ outstanding Series A preferred stock, and (b) the 90th day succeeding the Exercise Date.

Equity Held in Reserve

Citadel emerged from bankruptcy effective June 3, 2010 and, as of September 16, 2011, certain bankruptcy-related claims against Citadel remained open for final resolution. As part of the Citadel Acquisition and as of December 31, 2011, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of these remaining allowed, disputed or unreconciled unsecured claims. If excess shares remain in reserve after resolution of all remaining allowed, disputed or unreconciled unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid—in capital on the consolidated balance sheet at December 31, 2011.

Company Warrants

At the effective time of the Citadel Acquisition, the Company issued the Company Warrants. The Company Warrants were issued under a warrant agreement (the “Warrant Agreement”), dated September 16, 2011, and the Company Warrants entitle the holders thereof to purchase an equivalent number of shares of Class A common stock. The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and the like. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.

Conversion of the Company Warrants is subject to compliance with applicable FCC regulations, and the Company Warrants are exercisable provided that ownership of the Company’s securities by the holder does not cause the Company to violate applicable FCC rules and regulations relating to foreign ownership of broadcasting licenses.

Holders of Company Warrants are entitled to participate ratably in any distributions on the Company’s common stock on an as-exercised basis. No distribution shall be made to holders of Company Warrants or common stock if (i) an FCC ruling, regulation or policy prohibits such distribution to holders of Company Warrants or (ii) the Company’s FCC counsel opines that such distribution is reasonably likely to cause (a) the Company to violate any applicable FCC rules or regulations or (b) any holder of Company Warrants to be deemed to hold an attributable interest in the Company.

During the year ended December 31, 2011, approximately 17.6 million Company Warrants were converted into shares of Class A common stock. At December 31, 2011, 54.1 million Company Warrants remained outstanding, including 30.0 million warrants issued to Citadel holders and 24.1 million warrants issued to UBS and certain other entities.

Crestview Warrants

Pursuant to the Equity Investment, but pursuant to a separate warrant agreement, the Company issued the Crestview Warrants. The Crestview Warrants are exercisable until September 16, 2021 and the $4.34 per share exercise price is subject to standard weighted

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like.

Share Repurchases

On May 21, 2008, the Board of Directors of Cumulus (the “Board”) terminated all pre-existing repurchase programs, and authorized the purchase, from time to time, of up to $75.0 million shares of Class A common stock. Repurchases may be made in the open market or through block trades, in compliance with Securities and Exchange Commission guidelines, subject to market conditions, applicable legal requirements and various other factors, including compliance with the Company’s 2011 Credit Facilities. Cumulus has no obligation to repurchase shares under the repurchase program, and the timing, actual number and value of shares to be purchased will depend on the performance of the Company’s stock price, general market conditions, and various other factors within the discretion of management.

During the years ended December 31, 2011 and 2010, the Company did not repurchase any shares of its Class A common stock under this program. During the year ended December 31, 2009, the Company repurchased in the aggregate approximately 0.1 million shares of Class A common stock for approximately $0.2 million under this program.

As of December 31, 2011, the Company had authority to repurchase an additional $68.3 million of its Class A common stock under this program.

10. Redeemable Preferred Stock

The Company has designated 2,000,000 shares of its authorized preferred stock as Series A preferred stock, par value $0.01 per share, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). As a part of the Equity Investment, the Company issued 125,000 shares of Series A Preferred Stock for an aggregate amount of $125.0 million. Net proceeds to the Company were $110.7 million, after deducting $14.3 million in fees. No other shares of Series A Preferred Stock are issuable in the future, except for such shares as may be issued as dividends in lieu of any cash dividends in accordance with the terms thereof, and the Series A Preferred Stock ranks senior to all common stock and each series of stock the Company may subsequently designate with respect to dividends, redemption and distributions upon liquidation, winding-up and dissolution of the Company.

The Series A Preferred Stock has a perpetual term, a liquidation value equal to the amount invested therein plus any accrued but unpaid dividends, and dividend rights as described below. The Series A Preferred Stock generally does not have voting rights, except with respect to any amendment to the Third Amended and Restated Charter that would adversely affect the rights, privileges or preferences of the Series A Preferred Stock. Although the shares of Series A Preferred Stock include a mandatory redemption feature, there is no stated or probable date of redemption.

Holders of Series A Preferred Stock are entitled to receive mandatory and cumulative dividends in an amount per annum equal to the dividend rate (described below) multiplied by the liquidation value, calculated on the basis of a 360-day year, from the date of issuance, whether or not declared. Dividends are payable in arrears in cash, except that, at the option of the Company, up to 50.0% of the dividends for any period may be paid through the issuance of additional shares of Series A Preferred Stock. Payment of dividends on the Series A Preferred Stock is in preference and prior to any dividends payable on any class of the Company’s common stock.

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

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

The Company accrued $3.6 million in dividends, paid $0.5 million in cash dividends and accreted $2.7 million on the Series A Preferred Stock during the year ended December 31, 2011. The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the consolidated balance sheet at December 31, 2011. The Company paid approximately $3.1 million in cash dividends in the first quarter of 2012, in accordance with the terms described above.

In the event of the liquidation, dissolution or winding-up of the affairs of the Company whether voluntary or involuntary, the holders of Series A preferred stock at the time shall be entitled to receive liquidating distributions with respect to each share of Series A Preferred Stock in an amount equal to the amount invested therein plus any accrued but unpaid dividends, and dividend rights to the fullest extent permitted by law, before any distribution of assets is made to the holders of our common stock.

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

In conjunction with the CMP Acquisition, the Company assumed preferred stock of CMP with a fair value of $41.1 million as of August 1, 2011, which consisted of the par value of $32.7 million plus cumulative undeclared dividends of $8.3 million as of the acquisition date. The Company recorded $0.5 million in dividends for the period from the date of the CMP Acquisition, August 1, 2011, to September 16, 2011. This preferred stock was redeemed on September 16, 2011 for $41.6 million.

11. Stock-Based Compensation Expense

The Company uses the modified prospective method to account for compensation costs related to stock options and restricted stock and uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock options on the date of grant is affected by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. With respect to restricted stock awards, the Company recognizes compensation expense over the vesting period equal to the grant date value of the shares awarded. To the extent non-vested restricted stock awards include performance or market conditions management examines the requisite service period to recognize the cost associated with the award on a case-by-case basis.

Generally, the Company’s grants of stock options that vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. The Company bases the risk-free interest rate that it uses in its option pricing model on United States Treasury issues with terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends on the class of stock subject to granted stock options in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

On September 16, 2011, the Company issued stock options under the Cumulus Media Inc. 2011 Equity Incentive Plan (“2011 Equity Incentive Plan”) to certain of its officers for 17.7 million shares of Class A common stock with an aggregate grant date fair value of $23.4 million. The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30.0% of each award vesting on each of the first two anniversaries thereof, and 20.0% of each award vesting on each of the next two anniversaries thereof. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: historical volatility of 77.3%, risk-free interest rate of approximately 0.9%, dividend yield of 0%, and an expected term of 6.3 years. There were no grants of stock options in 2010 or 2009.

On September 16, 2011, in accordance with the terms of the Citadel Acquisition Agreement, each restricted stock award that was outstanding under Citadel’s 2010 Equity Incentive Plan immediately prior to the effective time of the Citadel Acquisition was deemed to constitute, on the same terms and conditions as were applicable under the original award, an award of (i) cash consideration, (ii) stock consideration, or (iii) mixed consideration, as determined in accordance with the Citadel Acquisition Agreement. This conversion resulted in the issuance of 0.9 million restricted shares of the Company’s Class A common stock with an aggregate fair value of $2.2 million and payment of $17.6 million of cash consideration, which the Company accounted for as a liability award (the “2011 Liability Award”) in accordance with ASC 718, of which $5.4 million was recognized in conjunction with

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

the purchase price allocation for the portion of stock-based compensation expense related to the period prior to the Citadel Acquisition. The restricted shares will vest in full on the earliest to occur of (i) June 3, 2012 (ii) upon a termination of the affected employee without cause by the Company, or (iii) for good reason by the affected employee, as defined under Citadel’s 2010 Equity Incentive Plan.

The Company has issued restricted stock awards to members of the Board and certain key employees. Generally, the restricted stock vests over a four-year period.

On May 12, 2011, the Compensation Committee of the Board of Directors (the “Compensation Committee”) granted 23,000 shares of time-vesting restricted Class A common stock, with an aggregate fair value on the date of grant of $0.1 million, or $4.43 per share, to the non-employee directors of the Company.

On February 24, 2011, the Compensation Committee granted the Company’s chairman, president and chief executive officer (“CEO”), 160,000 shares of performance-vesting restricted Class A common stock and 160,000 shares of time-vesting restricted Class A common stock. The fair value on the date of grant of both of these awards was $1.6 million, or $4.87 per share. Additionally, on February 24, 2011, 170,000 shares of time-vesting Class A common stock were granted to certain other officers of the Company, with an aggregate fair value on the date of grant of $0.8 million, or $4.87 per share. Consistent with the terms of the awards, one-half of the shares granted with time-vesting conditions will vest after two years of continuous employment and one-fourth of the restricted shares will vest on each of the third and fourth anniversaries of the date of grant.

On February 16, 2012, the Compensation Committee reviewed certain previously established performance criteria related to 800,000 outstanding shares of performance-vesting restricted stock granted to our CEO and determined that, in light of, among other things, the significant transactions undertaken and successfully completed by the Company in 2011, including, but not limited to, the Citadel Acquisition and, CMP Acquisition and the Global Refinancing, such previously established performance criteria were no longer applicable, and that it was appropriate to waive the remaining performance targets related to these awards, and such awards immediately vested. Approximately $1.1 million of stock-based compensation expense related to the 800,000 shares of performance-vesting restricted stock was recognized during the fourth quarter of 2011.

The Compensation Committee granted 138,000 and 157,000 restricted shares of Class A common stock in 2010 and 2009, respectively, to certain officers and members of the Board. One-half of the shares granted will vest after two years of continuous employment and one-fourth of the restricted shares will vest on each of the third and fourth anniversaries of the date of grant. The fair value at the date of grant of these awards was $0.5 million for the 2010 grant and $0.3 million for the 2009 grant. Stock-based compensation expense for these awards is recognized on a straight-line basis over each award’s vesting period.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $5.8 million, $2.5 million and $2.9 million in non-cash stock-based compensation expense, respectively, relating to grants of stock options and restricted shares, of which $1.6 million, $(0.3) million and $0.4 million, respectively, related to performance-vesting restricted shares. The associated tax benefits related to these non-cash stock-based compensation awards for the years ending December 31, 2011, 2010 and 2009 were $2.2 million, $1.0 million and $1.1 million, respectively.

As of December 31, 2011, there was unrecognized compensation expense of approximately $25.0 million related to grants of restricted stock and stock options that is expected to be recognized over a weighted average remaining life of 3.4 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

For the year ended December 31, 2011, the Company recognized approximately $4.9 million in compensation expense related to the 2011 Liability Award, with an associated tax benefit of $1.9 million. Unrecognized compensation costs for this award at December 31, 2011 were $7.1 million and are expected to be recognized over a remaining life of less than one year.

As of December 31, 2011, the total number of shares of common stock that remain authorized, reserved and available for issuance under any of the Company’s equity incentive plans was approximately 16.4 million, not including shares underlying outstanding grants. The Company is only authorized to make additional award grants under the 2011 Equity Incentive Plan.

The following tables summarize the Company’s equity award activity for the year ended December 31, 2011:

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options to Purchase Common Stock
Outstanding at January 1, 2011	783,251	$4.09
Granted	17,748,000	4.34
Exercised	—	—
Forfeited	(2,323)	2.92
Cancelled	(6,469)	9.80

Outstanding at December 31, 2011	18,522,459	$4.33	9.6	$592

Vested or expected to vest at December 31, 2011	18,449,997	$4.33	9.6	$118

Exercisable at December 31, 2011	532,919	$4.53	6.4	$379

	Number of Restricted Share Awards	Weighted- Average Grant Date Fair Value
Restricted Common Stock Awards
Outstanding at January 1, 2011	1,528,721	$3.17
Granted	1,567,330	3.50
Awards vested	(658,469)	3.38
Forfeited	(47,729)	2.45

Outstanding awards at December 31, 2011 (1)	2,389,853	$3.34

(1)	Restricted common stock awards include 7,605 unvested warrants to purchase common stock.

The total fair value of restricted stock awards that vested during the year ended December 31, 2011 was $5.6 million, of which $3.4 million was paid in cash. The total fair value of restricted stock awards that vested during the years ended December 31, 2010 and 2009 were $1.1 million and $0.3 million, respectively.

2011 Equity Incentive Plan

The Board adopted the 2011 Equity Incentive Plan on July 8, 2011. Also, on July 8, 2011, stockholders owning a majority of the outstanding voting power of the Company, upon the recommendation of the Board, approved the 2011 Equity Incentive Plan.

The 2011 Equity Incentive Plan authorizes the granting of equity-based compensation in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other awards for the purpose of providing Cumulus Media’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance.

The 2011 Equity Incentive Plan is administered by the Compensation Committee. The Compensation Committee may delegate its authority under the 2011 Equity Incentive Plan.

Total awards under the 2011 Equity Incentive Plan are limited to 35,000,000 shares (the “Authorized Plan Aggregate”) of Class A common stock. The 2011 Equity Incentive Plan also provides that: (i) the aggregate number of shares of Class A common stock actually issued or transferred upon the exercise of incentive stock options (“ISOs”) will not exceed 17,500,000 shares; (ii) the number

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

of shares of Class A common stock issued as restricted stock, RSUs, performance shares, performance units and other awards (after taking into account any forfeitures and cancellations) will not, during the term of the 2011 Equity Incentive Plan, in the aggregate exceed 12,000,000 shares of Class A common stock; (iii) no participant will be granted stock options or SARs, in the aggregate, for more than 11,500,000 shares of Class A common stock during any calendar year; and no participant will be granted awards of restricted stock, RSUs, performance shares or other awards that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), in the aggregate, for more than 3,000,000 shares of Class A common stock during any calendar year; and (iv) no participant during any calendar year will be granted awards of performance units that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Code, in the aggregate, for more than a maximum value of $5,000,000 as of their respective dates of grant.

The 2011 Equity Incentive Plan provides that only shares with respect to awards that expire or are forfeited or cancelled, or shares that were covered by an award the benefit of which is paid in cash instead of shares, will again be available for issuance under the 2011 Equity Incentive Plan. The following shares will not be added back to the Authorized Plan Aggregate: (i) shares tendered in payment of the option exercise price; (ii) shares withheld by the Company to satisfy the tax withholding obligation; and (iii) shares that are repurchased by the Company with stock option proceeds. Further, all shares covered by a SAR that is exercised and settled in shares, and whether or not all shares are actually issued to the participant upon exercise of the right, will be considered issued or transferred pursuant to the 2011 Equity Incentive Plan.

The 2011 Equity Incentive Plan provides that generally: (i) stock options and SARs may not become exercisable by the passage of time sooner than one-third per year over three years except in the event of retirement, death or disability of a participant or in the event of a change in control (described below); (ii) stock options and SARs that become exercisable upon the achievement of Management Objectives (as defined below) cannot become exercisable sooner than one year from the date of grant except in the event of retirement, death or disability of a participant or in the event of a change in control; (iii) restricted stock and RSUs may not become unrestricted by the passage of time sooner than one-third per year over three years unless restrictions lapse sooner by virtue of retirement, death or disability of a participant or in the event of a change in control; (iv) the period of time within which Management Objectives relating to performance shares and performance units must be achieved will be a minimum of one year, subject to earlier lapse or modification by virtue of retirement, death or disability of a participant or in the event of a change in control; (v) restricted stock and RSUs that vest upon the achievement of Management Objectives cannot vest sooner than one year from the date of grant, but may be subject to earlier lapse or modification by virtue of retirement, death or disability of a participant or in the event of a change in control; and, as described below, a limited number of awards, however, including restricted stock and RSUs granted to non-employee directors, may be granted without regard to the above minimum vesting periods. Repricing of options and SARs is prohibited without stockholder approval under the 2011 Equity Incentive Plan.

In general, a change in control will be deemed to have occurred if: (i) there is a consummation of a sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the assets of the Company and its subsidiaries taken as a whole to any person or group; (ii) a plan relating to the liquidation or dissolution of the Company is adopted; (iii) there is a consummation of any transaction (including, without limitation, any purchase, sale, acquisition, disposition, merger or consolidation) the result of which is that any person or group becomes the beneficial owner (excluding any options to purchase equity securities of the Company held by such person or group) of more than 50% of the aggregate voting power of all classes of capital stock of the Company having the right to elect directors under ordinary circumstances; or (iv) a majority of the members of the Board are not Continuing Directors. For purposes of this definition, a “Continuing Director” is, as of any date of determination, any member of the Board who (1) was a member of the Board on July 8, 2011 or (2) was nominated for election or elected to the Board with the approval of either two-thirds of the Continuing Directors who were members of the Board at the time of such nomination or election or two-thirds of those Company directors who were previously approved by Continuing Directors.

The 2011 Equity Incentive Plan provides that dividends or other distributions on performance shares, restricted stock or RSUs that are earned or that have restrictions that lapse as a result of the achievement of Management Objectives will be deferred until and paid contingent upon the achievement of the applicable Management Objectives. The 2011 Equity Incentive Plan also provides that dividends and dividend equivalents will not be paid on stock options or SARs.

The 2011 Equity Incentive Plan provides that no stock options or SARs will be granted with an exercise or base price less than the fair market value of the Class A common stock on the date of grant. The 2011 Equity Incentive Plan is designed to allow awards to qualify as qualified performance-based compensation under Section 162(m) of the Code.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

The following performance metrics may be used as “Management Objectives”: profits, cash flow, returns, working capital, profit margins, liquidity measures, sales growth, gross margin growth, cost initiative and stock price metrics, and strategic initiative key deliverable metrics.

2008 Equity Incentive Plan

As of December 31, 2011, there were outstanding options to purchase a total of 697,596 shares of Class A common stock at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest upon a change of control as more fully described in the 2008 Equity Incentive Plan. The Company is not authorized to issue additional grants under this plan.

2004 Equity Incentive Plan

As of December 31, 2011, there were outstanding options to purchase a total of 46,300 shares of Class A common stock at exercise prices ranging from $9.40 to $14.04 per share under the 2004 Equity Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest immediately upon a change of control.

2002 Stock Incentive Plan

As of December 31, 2011, there were outstanding options to purchase a total of 30,563 shares of Class A common stock at exercise prices ranging from $14.62 to $19.25 per share under the 2002 Stock Incentive Plan. These options vest quarterly over four years, with the possible acceleration of vesting for some options if certain performance criteria are met. In addition, all options vest immediately upon a change of control.

12. Income Taxes

Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 consisted of the following (dollars in thousands):

	2011	2010	2009
Current income tax (benefit) expense:
Federal	$(901)	$—	$—
State and local	1,600	350	574

Total current income tax expense	$699	$350	$574

Deferred tax (benefit) expense:
Federal	$(50,847)	$2,516	$(17,608)
State and local	(11,146)	913	(5,570)

Total deferred nontax (benefit) expense	(61,993)	3,429	(23,178)

Total income tax (benefit) expense	$(61,294)	$3,779	$(22,604)

Total income tax expense (benefit) differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2011, 2010 and 2009 due to the following (dollars in thousands):

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

	2011	2010	2009
Pretax income (loss) at federal statutory rate	$898	$11,613	$(52,289)
State income tax (benefit) expense, net of federal (benefit) expense	(2,383)	1,602	(5,499)
Acquisition costs	1,510	—	—
Change in state tax rates	(1,523)	1,353	223
Non-cash stock-based compensation expense and Section 162 disallowance	335	344	379
Book gain on equity investment	(4,073)	—	—
Impairment charges on goodwill with no tax basis	—	—	615
(Decrease) increase in valuation allowance	(56,298)	(10,959)	34,696
Other	240	(174)	(729)

Net income tax (benefit) expense	$(61,294)	$3,779	$(22,604)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010 are presented below (dollars in thousands):

	2011	2010
Current deferred tax assets:
Accounts receivable	$3,293	$758
Accrued expenses and other current liabilities	3,454	3,781

Current deferred tax assets	6,747	4,539
Less: valuation allowance	(2,975)	(4,539)

Net current deferred tax assets	3,772	—

Noncurrent deferred tax assets:
Intangible and other assets	96,525	172,038
Property and equipment	—	4,382
Advertising relationships	21,126	—
Other liabilities	54,330	14,645
Net operating loss	259,940	62,663

Noncurrent deferred tax assets	431,921	253,728
Less: valuation allowance	(198,263)	(252,306)

Net noncurrent deferred tax assets	233,658	1,422
Noncurrent deferred tax liabilities:
Intangible assets	632,484	24,730
Property and equipment	54,814	—
Cancellation of debt income	98,151	—
Other	4,980	1,422

Noncurrent deferred tax liabilities	790,429	26,152

Net noncurrent deferred tax liabilities	556,771	24,730

Net deferred tax liabilities	$552,999	$24,730

Deferred tax assets and liabilities are computed by applying the Federal income and estimated state tax rate in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.

During the year ended December 31, 2011, the Company recorded deferred tax expense of $16.7 million generated during the current year, resulting from amortization of broadcast licenses and goodwill that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $76.7 million deferred tax benefit resulting from the release of valuation allowance resulting from the CMP Acquisition and the Citadel Acquisition. Deferred tax liabilities other than those associated with indefinite lived intangible assets are considered a source of future taxable income available to recover deferred tax assets. As such, the acquired deferred tax liabilities associated with the assets other than indefinite lived intangible assets allow for the Company to recognize a portion of its pre acquisition deferred tax assets, resulting in a corresponding release of the valuation allowance into the income statement in 2011. Also during the year, the Company recorded a deferred tax benefit of $1.5 million resulting from the change in state tax rates and a deferred tax benefit of $0.4 million from other miscellaneous adjustments.

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

At December 31, 2011, the Company has federal net operating loss carry forwards available to offset future income of approximately $675.4 million which will expire in the years 2023 through 2031. A portion of these losses are subject to limitations due to ownership changes.

At December 31, 2011, the Company has state net operating loss carry forwards available to offset future income of approximately $624.7 million which will expire in the years 2012 through 2031. Of this amount, $191.8 million and $4.4 million were acquired in the Citadel Acquisition and the CMP Acquisition, respectively. A portion of these losses are subject to limitations due to ownership changes.

In connection with the Citadel Acquisition, the Company acquired federal net operating losses totaling approximately $247.0 million. Due to the change in control in Citadel, these net operating losses are subject to annual limitations on their usage will be between $50.0 and $92.0 million per year from 2012 to 2014. In addition, the Citadel Acquisition triggered a change in control for the Company that will result in the Company’s net operating losses also being subject to annual limitations on their usage. The Company is currently evaluating the extent of these annual limitations.

As of December 31, 2011, the Company continues to maintain a full valuation allowance on its net deferred tax assets. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Accounting for Income Taxes.

Applying such standard as of December 31, 2011, the Company does not believe it is more likely than not that the deferred tax assets will be recognized. In reaching this determination, the Company believes that its history of cumulative losses over the past three calendar years outweighs other positive evidence that it is more likely than not that the Company’s deferred tax assets will be recognized. Should the Company’s experience of earning pre-tax book income over the past two calendar years continue into the future, the Company may release all or a portion of the valuation allowance during 2012. The amount of the valuation allowance released would be reflected in earnings at such time.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total interest and penalties accrued at December 31, 2011 was $1.1 million. The total unrecognized tax benefits and accrued interest and penalties at December 31, 2011 was $13.5 million. Of this total, $12.2 million represents the unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. Approximately $13.3 million relates to items which are not expected to change significantly within the next 12 months. Substantially all federal, state, local and foreign income tax years have been closed for the tax years through 2007; however, the various tax jurisdictions may adjust the Company’s net operating loss carry forwards.

Additionally, during the year, the Company established unrecognized tax benefit liabilities related to the Citadel Acquisition and the CMP Acquisition. The following table reconciles unrecognized tax benefits during the year:

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

Unrecognized Tax Benefits
(In thousands)
Balance at January 1, 2009	$9,847
Decreases due to tax positions taken during 2009	(1,440)
Decreases due to tax positions taken in previous years	(1,631)

Balance at December 31, 2009	$6,776

Decreases due to tax positions taken during 2010	(4,670)

Balance at December 31, 2010	$2,106

Decreases due to tax positions taken during 2011	(1,422)
Increases for tax positions related to the CMP Acquisition	245
Increases for tax positions related to the Citadel Acquisition	11,525

Balance at December 31, 2011	$12,454

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various states.

13. Earnings per Share

For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company allocates undistributed net income after any allocations for preferred stock dividends between each class of common stock on an equal basis as the Third Amended and Restated Charter provides that the holders of each class of common stock have equal rights and privileges, except with respect to voting on certain matters.

Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock. The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands).

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

	2011	2010	2009
Basic Earnings Per Share
Numerator:
Undistributed net income (loss)	$63,860	$29,402	$(126,702)
Less:
Dividends declared on redeemable preferred stock	3,646	—	—
Accretion of redeemable preferred stock	3,315	—	—
Participation rights of the Company Warrants in undistributed earnings	11,954	—	—
Participation rights of restricted stock in undistributed earnings	1,282	1,112	—

Basic undistributed net income—attributable to common shares	$43,663	$28,290	$(126,702)

Denominator:
Basic weighted average common shares outstanding	91,129	40,341	40,426

Basic Earnings Per Share—attributable to common shares	$0.48	$0.70	$(3.13)

Diluted Earnings Per Share
Numerator:
Undistributed net income (loss)	$63,860	$29,402	$(126,702)
Less:
Dividends declared on redeemable preferred stock	3,646	—	—
Accretion of redeemable preferred stock	3,315	—	—
Participation rights of the Company Warrants in undistributed net income	11,348	—	—
Participation rights of restricted stock in undistributed earnings	1,217	1,090	—

Basic undistributed net income—attributable to common shares	$44,334	$28,312	$(126,702)

Denominator:
Basic weighted average shares outstanding	91,129	40,341	40,426
Effect of dilutive options and warrants	4,870	848	—

Diluted weighted average shares outstanding	95,999	41,189	40,426

Diluted Earnings Per Share—attributable to common shares	$0.46	$0.69	$(3.13)

14. Leases

The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $28.4 million, $9.8 million, and $10.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2011 are as follows (in thousands):

Year Ending December 31:
2012	$28,858
2013	26,950
2014	23,443
2015	17,447
2016	8,899
Thereafter	50,592

$156,189

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

15. Commitments and Contingencies

Future Commitments

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, The American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on longer-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judges charged with determining the license fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. On January 27, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and ASCAP concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement are a $75.0 million industry fee credit against 2010-2011 payments to be credited in equal annual installments over 2012-2016, a return to a gross revenue fee structure with standard deductions for terrestrial/analog, HD multicasting broadcasts and new media uses and expanded rights coverage to accommodate the industry’s developing new media platforms related to websites, smart phones and other wireless devices.

The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron was $84.3 million as of December 31, 2011 and is expected to be paid in accordance with the agreements through June 2016.

The Company has engaged Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The Company’s contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

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

On December 11, 2008, Qantum Communications (“Qantum”) filed a counterclaim in a foreclosure action the Company initiated in the Okaloosa County, Florida Circuit Court. The Company’s action was designed to collect a debt owed to the Company by Star Broadcasting, Inc. (“Star”), which then owned radio station WTKE-FM in Holt, Florida. In its counterclaim, Qantum alleged that the Company tortiously interfered with Qantum’s contract to acquire radio station WTKE from Star by entering into an agreement to buy WTKE after Star had represented to the Company that its contract with Qantum had been terminated (and that Star was therefore free to enter into the new agreement with the Company). On February 27, 2011, the Company entered into a settlement agreement with Star. In connection with the settlement regarding the since-terminated attempt to purchase WTKE, the Company recorded $7.8 million in costs associated with the terminated transaction in the consolidated statement of operations for the year ended December 31, 2010, that were paid in 2011.

On January 21, 2010, a former employee of CMP Susquehanna Corp. (“CMPSC”) (which became a subsidiary of Cumulus upon completion of the CMP Acquisition on August 1, 2011) filed a purported class action lawsuit, pending in the United States District Court, Northern District of California, San Francisco Division (the “Court”), against CMPSC claiming (i) unlawful failure to pay required overtime wages; (ii) late pay and waiting time penalties; (iii) failure to provide accurate itemized wage statements; (iv) failure to indemnify for necessary expenses and losses; and (v) unfair trade practices under California’s Unfair Competition Act.

On September 2, 2011, CMPSC and this former employee entered into a Joint Stipulation re: Settlement and Release of Class Action Claims (the “Settlement”) with respect to such lawsuit. The Settlement was preliminarily approved by the Court on February 6, 2012 and provides for the payment by CMPSC of a maximum of $0.9 million in full and final settlement of all of the claims made in the lawsuit.

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  —  (Continued)

In March 2011, the Company and certain of its subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. The Company is vigorously defending this lawsuit and is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

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

16. Restricted Cash

As of December 31, 2011, the Company’s consolidated balance sheet included approximately $3.8 million in restricted cash, of which $2.2 million relates to a cash reserve from the Citadel Acquisition. The reserve will be used to satisfy the remaining allowed, disputed or unreconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. $1.6 million of the restricted cash balance relates to securing the maximum exposure generated by automated clearing house transactions in the Company’s operating bank accounts and is dictated by the Company’s bank’s internal policies with respect to cash.

17. Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2011 and 2010 (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FOR THE YEAR ENDED DECEMBER 31, 2011
Net revenues (1)	$57,858	$69,178	$132,303	$290,205
Operating income (loss) (1)	24,588	17,347	(3,409)	43,728
Net income (loss) (1)	16,119	1,341	59,538	(13,138)
Basic income per common share (1)	$0.38	$0.03	$0.64	$(0.14)
Diluted income per common share (1)	$0.37	$0.03	$0.60	$(0.14)
FOR THE YEAR ENDED DECEMBER 31, 2010
Net revenues	$56,358	$69,739	$67,455	$69,781
Operating income	8,736	21,009	18,714	22,768
Net (loss) income	(144)	12,304	9,731	7,511
Basic and diluted income per common share	$0.01	$0.29	$0.23	$0.18
Diluted income per common share	$0.01	$0.29	$0.23	$0.17

(1)	The results of CMP and Citadel from their respective dates of acquisition, August 1, 2011 and September 16, 2011, respectively.

18. Supplemental Condensed Consolidating Financial Information

At December 31, 2011 Cumulus and certain of its wholly owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

CUMULUS MEDIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  — (Continued)

The following tables present (i) condensed consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009, (ii) condensed consolidating balance sheets as of December 31, 2011 and 2010, and (iii) condensed consolidating statements of cash flows for the years ended December 31, 2011 and 2010, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

Investments in consolidated subsidiaries are held primarily by the Cumulus in the net assets of its subsidiaries and have been presented using the equity method of accounting. The “Eliminations” entries in the following tables primarily eliminate investments in subsidiaries and intercompany balances and transactions. The columnar presentations in the following tables are not consistent with the Company’s business groups; accordingly, this basis of presentation is not intended to present the Company’s financial condition, results of operations or cash flows on a consolidated basis.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2011

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$546,752	$—	$—	$546,752
Management fees	2,792	—	—	—	—	2,792

Net revenues	2,792	—	546,752	—	—	549,544
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	332,093	1,378	—	333,471
Depreciation and amortization	1,300	—	51,143	—	—	52,443
LMA fees	—	—	2,525	—	—	2,525
Corporate, general and administrative expenses (including non-cash stock-based compensation expense of $ 5,855)	89,828	—	933	—	—	90,761
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Realized loss on derivative instrument	—	—	3,368	—	—	3,368

Total operating expenses	91,128	—	374,784	1,378	—	467,290

Operating (loss) income	(88,336)	—	171,968	(1,378)	—	82,254

Non-operating (expense) income:
Interest (expense) income, net	(9,276)	(78,112)	399	—	—	(86,989)
Loss on early extinguishment of debt	(4,366)	—	—	—	—	(4,366)
Other income, net	—	—	31	—	—	31
Gain on equity investment in Cumulus Media Partners, LLC	11,636	—	—	—	—	11,636

Total non-operating (expense) income, net	(2,006)	(78,112)	430	—	—	(79,688)

(Loss) income before income taxes	(90,342)	(78,112)	172,398	(1,378)	—	2,566
Income tax benefit	—	—	78,629	(17,335)	—	61,294
Earnings from consolidated subsidiaries	154,202	232,314	(18,713)	—	(367,803)	—

Net income (loss)	$63,860	$154,202	$232,314	$(18,713)	$(367,803)	$63,860

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2010

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$259,187	$—	$—	$259,187
Management fees	4,146	—	—	—	—	4,146

Net revenues	4,146	—	259,187	—	—	263,333
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	—	—	158,998	809	—	159,807
Depreciation and amortization	1,614	—	7,484	—	—	9,098
LMA fees	—	—	2,054	—	—	2,054
Corporate general and administrative expenses (including non-cash stock-based compensation expense of $2,451)	18,519	—	—	—	—	18,519
Realized loss on derivative instrument	—	—	1,957	—	—	1,957
Impairment of intangible assets and goodwill	—	—	—	671	—	671

Total operating expenses	20,133	—	170,493	1,480	—	192,106

Operating (loss) income	(15,987)	—	88,694	(1,480)	—	71,227

Non-operating (expense) income:
Interest expense	(30,306)	—	(9)	—	—	(30,315)
Interest income	—	—	8	—	—	8
Terminated transaction expense	(7,847)	—	—	—	—	(7,847)
Other (expense) income, net	(6)	—	114	—	—	108

Total non-operating (expense) income, net	(38,159)	—	113	—	—	(38,046)

(Loss) income before income taxes	(54,146)	—	88,807	(1,480)	—	33,181
Income tax expense	—	—	(1,531)	(2,248)	—	(3,779)
Earnings (loss) from consolidated subsidiaries	83,548	—	(3,728)	—	(79,820)	—

Net income (loss)	$29,402	$—	$83,548	$(3,728)	$(79,820)	$29,402

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2009

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$252,048	$—	$—	$252,048
Management fees	4,000	—	—	—	—	4,000

Net revenues	4,000	—	252,048	—	—	256,048
Operating expenses:
Station operating expenses (excluding depreciation, amortization and LMA fees)	—	—	164,872	804	—	165,676
Depreciation and amortization	1,697	—	9,439	—	—	11,136
LMA fees	—	—	2,332	—	—	2,332
Corporate general and administrative expenses (including non-cash stock-based compensation expense of $2,879)	20,699	—	—	—	—	20,699
Gain on exchange of assets or stations	—	—	(7,204)	—	—	(7,204)
Realized loss on derivative instrument	—	—	3,640	—	—	3,640
Impairment of intangible assets and goodwill	—	—	2,738	172,212	—	174,950

Total operating expenses	22,396	—	175,817	173,016	—	371,229

Operating (loss) income	(18,396)	—	76,231	(173,016)	—	(115,181)

Non-operating (expense) income :
Interest expense	(34,032)	—	(18)	—	—	(34,050)
Interest income	—	—	61	—	—	61
Other expense, net	—	—	(136)	—	—	(136)

Total non-operating expense, net	(34,032)	—	(93)	—	—	(34,125)

(Loss) income before income taxes	(52,428)	—	76,138	(173,016)	—	(149,306)
Income tax benefit	—	—	3,655	18,949	—	22,604
Loss from consolidated subsidiaries	(74,274)	—	(154,067)	—	228,341	—

Net (loss) income	$(126,702)	$—	$(74,274)	$(154,067)	$228,341	$(126,702)

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,714	$—	$18,878	$—	$—	$30,592
Restricted cash	3,854	—	—	—	—	3,854
Accounts receivable, less subsidiary guarantors’ allowance for doubtful accounts of $ 2,765	—	—	236,804	—	—	236,804
Trade receivable	—	—	5,967	—	—	5,967
Rabbi Trust	24,807					24,807
Prepaid expenses and other current assets	6,542	—	14,762	1,011	—	22,315

Total current assets	46,917	—	276,411	1,011	—	324,339
Property and equipment, net	6,555	—	271,515	—	—	278,070
Broadcast licenses	—	—	—	1,625,415	—	1,625,415
Other intangible assets, net	—	—	390,509	—	—	390,509
Goodwill	—	—	1,334,512	—	—	1,334,512
Investment in consolidated subsidiaries	324,436	3,247,865	1,157,317	—	(4,728,618)	—
Other assets	13,577	55,176	18,993	—	—	87,746

Total assets	$391,485	$3,303,041	$3,449,257	$1,626,426	$(4,728,618)	$4,041,591

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	57,220	15,621	87,070	275	—	160,186
Trade payable	—	—	4,999	—	—	4,999
Derivative instrument
Current portion of long-term debt	—	13,250	—	—	—	13,250

Total current liabilities	58,220	28,871	92,069	275	—	178,435
Long-term debt	—	2,227,287	—	—	—	2,227,287
Senior notes	—	610,000	—	—	—	610,000
Other liabilities	42,552	—	21,386	—	—	63,938
Deferred income taxes	—	—	87,937	468,834	—	556,771

Total liabilities	100,772	2,866,158	200,392	469,109	—	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding	—	113,447	—	—	—	113,447

Total redeemable preferred stock	—	113,447	—	—	—	113,447

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 160,783,484 shares issued and 137,085,813 shares outstanding	1,608	—	—	—	—	1,608
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 shares issued and outstanding	124	—	—	—	—	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 23,697,671 shares	(251,666)	—	—	—	—	(251,666)
Additional paid-in-capital	1,526,114	169,234	3,972,850	2,131,251	(6,273,335)	1,526,114
Accumulated (deficit) equity	(985,473)	154,202	(724,985)	(973,934)	1,544,717	(985,473)

Total stockholders’ equity (deficit)	290,713	323,436	3,247,865	1,157,317	(4,728,618)	290,713

Total liabilities and stockholders’ equity (deficit)	$391,485	$3,303,041	$3,449,257	$1,626,426	$(4,728,618)	$4,041,591

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2010

(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$12,638	$—	$176	$—	$—	$12,814
Restricted cash	604	—	—	—	—	604
Accounts receivable, less subsidiary guarantors’ allowance for doubtful accounts of $1,115	—	—	38,267	—	—	38,267
Trade receivable	—	—	3,605	—	—	3,605
Prepaid expenses and other current assets	1,528	—	2,272	603	—	4,403

Total current assets	14,770	—	44,320	603	—	59,693
Property and equipment, net	2,446	—	37,238	—	—	39,684
Broadcast licenses	—	—	—	160,418	—	160,418
Other intangible assets, net	—	—	552	—	—	552
Goodwill	—	—	56,079	—	—	56,079
Investment in consolidated subsidiaries	248,198	—	142,690	—	(390,888)	—
Other assets	2,159	—	1,051	—	—	3,210

Total assets	$267,573	$—	$281,930	$161,021	$(390,888)	$319,636

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$11,805	$—	$8,560	$—	$—	$20,365
Trade payable	—	—	3,569	—	—	3,569
Derivative instrument	3,683	—	—	—	—	3,683
Current portion of long-term debt	15,165	—	—	—	—	15,165

Total current liabilities	30,653	—	12,129	—	—	42,782
Long-term debt	575,843	—	—	—	—	575,843
Other liabilities	2,386	—	15,204	—	—	17,590
Deferred income taxes	—	—	6,399	18,331	—	24,730

Total liabilities	608,882	—	33,732	18,331	—	660,945

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 200,000,000 shares authorized; 59,599,857 shares issued and 35,538,530 shares outstanding	596	—	—	—	—	596
Class B common stock, par value $0.01 per share; 20,000,000 shares authorized; 5,809,191 shares issued and outstanding	58	—	—	—	—	58
Class C common stock, par value $0.01 per share; 30,000,000 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,061,327 shares at Parent Guarantor	(256,792)	—	—	—	—	(256,792)
Additional paid-in-capital	964,156	—	1,205,497	1,097,911	(2,303,408)	964,156
Accumulated (deficit) equity	(1,049,333)	—	(957,299)	(955,221)	1,912,520	(1,049,333)

Total stockholders’ (deficit) equity	(341,309)	—	248,198	142,690	(390,888)	(341,309)

Total liabilities and stockholders’ equity (deficit)	$267,573	$—	$281,930	$161,021	$(390,888)	$319,636

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$63,860	$154,202	$232,314	$(18,713)	$(367,803)	$63,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,300	—	51,143	—	—	52,443
Amortization of debt issuance costs/discount	434	4,366	—	—	—	4,800
Loss on early extinguishment of debt	4,366	—	—	—	—	4,366
Provision for doubtful accounts	—	—	2,736	—	—	2,736
Loss on sale of assets or stations	—	—	43	—	—	43
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Fair value adjustment of derivative instruments	(3,582)	—	3,368	—	—	(214)
Deferred income taxes	—	—	(79,327)	17,334	—	(61,993)
Non-cash stock-based compensation	5,855	—		—	—	5,855
Earnings from consolidated subsidiaries	(154,202)	(232,314)	18,713	—	367,803	—
Other	(1,318)	—	—	—	—	(1,318)
Gain on equity investment in Cumulus Media Partners, LLC	(11,636)	—	—	—	—	(11,636)
Changes in assets and liabilities	2,982,809	(2,766,520)	(189,975)	1,379	—	27,693

Net cash provided by (used in) operating activities	2,887,886	(2,840,266)	23,737	—	—	71,357
Cash flows from investing activities:
Acquisitions less cash acquired	(2,024,172)	—	—	—	—	(2,024,172)
Capital expenditures	(1,655)	—	(5,035)	—	—	(6,690)

Net cash used in investing activities	(2,025,827)	—	(5,035)	—	—	(2,030,862)
Cash flows from financing activities:
Proceeds from issuance of 7.75% Senior Notes due 2019	—	610,000	—	—	—	610,000
Proceeds from borrowings under term loans and revolving credit facilities	—	2,315,145	—	—	—	2,315,145
Repayments of borrowings under bank credit facilities	(1,264,676)	—	—	—	—	(1,264,676)
Proceeds from sale of equity securities	475,000	—	—	—	—	475,000
Redemption of Cumulus Media Partners, LLC preferred stock	(41,565)	—	—	—	—	(41,565)
Deferred financing costs	—	(58,898)	—	—	—	(58,898)
Financing costs paid in connection with sale of equity securities	(30,978)	—	—	—	—	(30,978)
Tax withholding payments on behalf of employees	(935)	—	—	—	—	(935)
Preferred stock dividends	—	(521)	—	—	—	(521)
Exercise of warrants	171	—	—	—	—	171
Debt discount fees	—	(25,460)	—	—	—	(25,460)

Net cash (used in) provided by financing activities	(862,983)	2,840,266	—	—	—	1,977,283
Increase in cash and cash equivalents	(924)	—	18,702	—	—	17,778
Cash and cash equivalents at beginning of period	12,638	—	176	—	—	12,814

Cash and cash equivalents at end of period	$11,714	$—	$18,878	$—	$—	$30,592

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2010

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$29,402	$—	$83,548	$(3,728)	$(79,820)	$29,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,614	—	7,484	—	—	9,098
Amortization of debt issuance costs/discount	1,248	—	—	—	—	1,248
Provision for doubtful accounts	—	—	1,271	—	—	1,271
Loss on sale of assets or stations	—	—	(116)	—	—	(116)
Fair value adjustment of derivative instruments	(11,956)	—	1,957	—	—	(9,999)
Impairment of intangible assets and goodwill	—	—	—	671	—	671
Deferred income taxes	—	—	(727)	4,156	—	3,429
Non-cash stock compensation	2,451	—	—	—	—	2,451
(Loss) earnings from consolidated subsidiaries	(83,548)	—	3,728	—	79,820	—
Changes in assets and liabilities, net of effects of acquisitions/dispositions	106,401	—	(100,019)	(1,099)	—	5,283

Net cash provided by operating activities	45,612	—	(2,874)	—	—	42,738
Cash flows from investing activities:
Proceeds from sale of assets or radio stations	—	—	296	—	—	296
Purchases of intangible assets	—	—	(246)	—	—	(246)
Capital expenditures	(925)	—	(1,550)	—	—	(2,475)

Net cash used in investing activities	(925)	—	(1,500)	—	—	(2,425)
Cash flows from financing activities:
Repayments of borrowings from bank credit facility	(43,136)	—	—	—	—	(43,136)
Tax withholding paid on behalf of employees	(343)	—	—	—	—	(343)
Debt discount fees	(244)	—	—	—	—	(244)

Net cash used in financing activities	(43,723)	—	—	—	—	(43,723)
Increase (decrease) in cash and cash equivalents	964	—	(4,374)	—	—	(3,410)
Cash and cash equivalents at beginning of period	11,674	—	4,550	—	—	16,224

Cash and cash equivalents at end of period	$12,638	$—	$176	$—	$—	$12,814

SCHEDULE II

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Provision for Doubtful Accounts	Applications	Balance at End of Year

Allowance for doubtful accounts
2011	$1,115	$2,736	$(1,086)	$2,765
2010	1,166	1,271	(1,322)	1,115
2009	1,771	2,386	(2,991)	1,166
Valuation allowance on deferred taxes
2011	$256,800	$21,138	$(76,700)	$201,238
2010	267,804	—	(11,004)	256,800
2009	233,108	34,696	—	267,804

S-1

EXHIBIT INDEX

21.1	Subsidiaries of Cumulus Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Cumulus Media Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to Consolidated Financial Statements.