Form 10-Q
period 2012-03-31
CUMULUS MEDIA INC
filed 2012-05-07
CIK 1058623

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 30, 2012, the registrant had 152,099,865 outstanding shares of common stock consisting of (i) 139,015,327 shares of Class A common stock; (ii) 12,439,667 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share data)

(Unaudited)

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$31,633	$30,592
Restricted cash	3,854	3,854
Accounts receivable, less allowance for doubtful accounts of $6,002 and $2,765 at March 31, 2012 and December 31, 2011, respectively	191,258	236,804
Trade receivable	5,995	5,967
Compensation held in trust	—	24,807
Prepaid expenses and other current assets	24,722	22,315

Total current assets	257,462	324,339
Property and equipment, net	271,816	278,070
Broadcast licenses	1,623,718	1,625,415
Other intangible assets, net	361,970	390,509
Goodwill	1,335,191	1,334,512
Other assets	85,666	87,746

Total assets	$3,935,823	$4,040,591

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$130,962	$160,186
Trade payable	4,674	4,999
Current portion of long-term debt	13,250	13,250

Total current liabilities	148,886	178,435
Long-term debt, excluding 7.75% senior notes	2,174,142	2,227,287
7.75% senior notes	610,000	610,000
Other liabilities	61,838	63,938
Deferred income taxes	550,791	556,771

Total liabilities	3,545,657	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding at both March 31, 2012 and December 2011	115,814	113,447

Total redeemable preferred stock	115,814	113,447

Stockholders’ equity
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 162,900,370 and 160,783,484 shares issued and 138,987,408 and 137,085,813 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1,629	1,608
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 shares issued and outstanding at both March 31, 2012 and December 31, 2011	124	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both March 31, 2012 and December 31, 2011	6	6
Treasury stock, at cost, 23,912,962 and 23,697,671 shares at March 31, 2012 and December 31, 2011, respectively	(251,344)	(251,666)
Additional paid-in-capital	1,521,540	1,526,114
Accumulated deficit	(997,603)	(985,473)

Total stockholders’ equity	274,352	290,713

Total liabilities, redeemable preferred stock and stockholders’ equity	$3,935,823	$4,040,591

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended
	March 31,

	2012	2011

Broadcast revenues	$245,286	$56,733
Management fees	30	1,125

Net revenues	245,316	57,858
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	159,759	37,555
Depreciation and amortization	35,678	2,123
LMA fees	839	581
Corporate general and administrative expenses (including stock-based compensation expense of $6,978 and $589 in 2012 and 2011, respectively)	16,692	8,129
Gain on exchange of assets or stations	—	(15,158)
Realized (gain) loss on derivative instrument	(88)	40

Total operating expenses	212,880	33,270

Operating income	32,436	24,588

Non-operating (expense) income:
Interest expense, net	(50,803)	(6,318)
Other income (expense), net	262	(2)

Total non-operating expense, net	(50,541)	(6,320)

(Loss) income before income taxes	(18,105)	18,268
Income tax benefit (expense)	5,975	(2,149)

Net (loss) income	(12,130)	16,119
Less: dividends declared and accretion of redeemable preferred stock	5,700	—

(Loss) income attributable to common shareholders	$(17,830)	$16,119

Basic and diluted (loss) income per common share (see Note 11, “Earnings Per Share”):
Basic (loss) income per common share	$(0.12)	$0.38

Diluted (loss) income per common share	$(0.12)	$0.37

Weighted average basic common shares outstanding	149,369,152	40,572,264

Weighted average diluted common shares outstanding	149,369,152	41,679,773

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(12,130)	$16,119
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,678	2,123
Amortization of debt issuance costs/discounts	2,974	337
Provision for doubtful accounts	3,361	223
(Gain) loss on sale of assets or stations	(262)	2
Gain on exchange of assets or stations	—	(15,158)
Fair value adjustment of derivative instruments	(3)	(3,643)
Deferred income taxes	(5,980)	2,034
Stock-based compensation expense	6,978	589
Changes in assets and liabilities:
Accounts receivable	42,186	4,667
Trade receivable	(28)	628
Prepaid expenses and other current assets	(611)	(593)
Other assets	(124)	184
Accounts payable and accrued expenses	(9,425)	3,396
Trade payable	(325)	(475)
Other liabilities	(2,011)	(407)

Net cash provided by operating activities	60,278	10,026
Cash flows from investing activities:
Proceeds from sale of assets or stations	322	—
Capital expenditures	(1,122)	(502)
Purchase of intangible assets	—	(309)
Acquisition costs	—	(975)

Net cash used in investing activities	(800)	(1,786)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(54,000)	(17,986)
Tax withholding payments on behalf of employees	(1,346)	(633)
Preferred stock dividends	(3,125)	—
Exercise of warrants	34	—

Net cash used in financing activities	(58,437)	(18,619)
Increase (decrease) in cash and cash equivalents	1,041	(10,379)
Cash and cash equivalents at beginning of period	30,592	12,814

Cash and cash equivalents at end of period	$31,633	$2,435

Supplemental disclosures of cash flow information:
Interest paid	$37,037	$9,798
Income taxes paid	107	—
Supplemental disclosures of non-cash flow information:
Compensation held in trust	24,807	—
Trade revenue	6,832	3,373
Trade expense	6,432	3,421

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business, Interim Financial Data and Basis of Presentation:

Description of Business

Cumulus Media Inc. (and its consolidated subsidiaries, except as the context may otherwise require, “Cumulus,” “Cumulus Media,” “we,” “us,” “our,” or the “Company”) is a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.

Nature of Business

Cumulus Media believes it is the largest pure-play radio broadcaster in the United States based on number of stations. At March 31, 2012, Cumulus Media owned or operated more than 570 radio stations (including under local marketing agreements, or “LMAs”) in 120 United States media markets and a nationwide radio network serving over 4,000 stations.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations and cash flows for the three months ended March 31, 2012 and the Company’s financial condition as of such date, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2012.

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

Recent Accounting Pronouncements

ASU 2011-04. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders’ equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. The Company adopted the prescribed disclosures which became effective January 1, 2012, for its condensed consolidated financial statements as of such date. See Note 7, “Fair Value Measurements.”

ASU 2011-05. In June 2011, the FASB issued ASU 2011-05, which amends the guidance in ASC Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. This ASU requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI have not changed nor has the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

ASU 2011-08. In September 2011, the FASB issued ASU 2011-8, which amends ASC Topic 350, Intangibles-Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50.0%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

ASU 2011-11. In December 2011, the FASB issued ASU 2011-11. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this guidance is not expected to have an impact on the Company’s condensed consolidated financial statements.

2. Acquisitions and Dispositions

2012 Acquisitions

The Company did not complete any material acquisitions during the three months ended March 31, 2012.

2011 Acquisitions

Ann Arbor, Battle Creek and Canton Asset Exchange

On February 18, 2011, the Company completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of the asset exchange, Cumulus acquired eight of Clear Channel’s radio stations located in Ann Arbor and Battle Creek, Michigan in exchange for its radio station in Canton, Ohio. The Company disposed of two of the Battle Creek stations simultaneously with the closing of the transaction to comply with Federal Communications Commission (“FCC”) broadcast ownership limits. The asset exchange was accounted for as a business combination in accordance with FASB’s guidance. The fair value of the assets acquired in the asset exchange was $17.4 million. The Company incurred approximately $0.3 million in acquisition costs related to this transaction and expensed them as incurred through earnings within corporate, general and administrative expense. The $4.3 million allocated to goodwill is deductible for tax purposes. The results of operations for the Ann Arbor and Battle Creek stations acquired, which were not material, have been included in our statements of operations since 2007 when the Company entered into a LMA with Clear Channel to manage the stations. Prior to the asset exchange, the Company did not have any preexisting relationship with Clear Channel with regard to the Canton, Ohio market.

In conjunction with this asset exchange, the Company recorded a net gain of $15.3 million, which is included in gain on exchange of assets or stations in the accompanying condensed consolidated statements of operations in the three months ended March 31, 2011.

The table below summarizes the final purchase price allocation from this asset exchange (dollars in thousands):

Allocation	Amount
Property and equipment	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	17,394
Less: Carrying value of Canton station	(2,116)

Gain on asset exchange	$15,278

CMP Acquisition

On August 1, 2011, the Company completed its previously announced acquisition of the remaining 75.0% of the equity interests of Cumulus Media Partners LLC (“CMP”) that it did not already own (the “CMP Acquisition”). The Company had owned 25.0% of CMP’s equity interests since it, together with Bain Capital Partners, LLC (“Bain”), The Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners, L.P. (“THL,” and together with Bain and Blackstone, the “CMP Sellers”), formed CMP in 2005. Pursuant to a management agreement, the Company had been operating CMP’s business since 2006. This management agreement was terminated in connection with the completion of the CMP Acquisition. In connection with the CMP Acquisition, the Company issued 9.9 million shares of its common stock to affiliates of the CMP Sellers. Blackstone received 3.3 million shares of the Company’s Class A common stock and, in accordance with FCC broadcast ownership rules, Bain and THL each received 3.3 million shares of a newly authorized Class D non-voting common stock, par value $0.01 per share (the “Class D common stock”). This Class D common stock was subsequently converted into an equivalent number of shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B common stock”), with substantially identical terms, pursuant to the terms of the Company’s third amended and restated certificate of incorporation (the “Third Amended and Restated Charter”) which became effective upon the effectiveness of the Citadel Acquisition (defined below). Also in connection with the CMP Acquisition, outstanding warrants to purchase 3.7 million shares of common stock of Radio Holdings were amended to instead become exercisable for up to 8.3 million shares of the Company’s common stock. CMP’s operating results have been included in Cumulus’ consolidated financial statements since the date of the completion of the CMP Acquisition.

As a component of the CMP Acquisition, the Company acquired an interest in the San Francisco Baseball Associates L.P. The fair value of this interest as of the date of the CMP Acquisition was $9.8 million. This interest is included in other long-term assets on the Company’s condensed consolidated balance sheet and is carried under the cost method.

Under the acquisition method of accounting for business combinations, the purchase price for the CMP Acquisition has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Goodwill as of the acquisition date was measured as the excess of consideration over the net acquisition date fair value of the assets acquired and the liabilities assumed. The fair values of the assets acquired and liabilities assumed represent management’s estimates based on information available as of the date of acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain fixed assets, intangible assets and residual goodwill. Management expects to continue to obtain information to assist in finalizing these preliminary valuations during the measurement period. The Company fair valued its historical 25.0% equity interest in CMP and recorded a gain of $11.6 million, the difference between the fair value at the date of completion of the CMP Acquisition and the carrying value, which was zero, given CMP’s historical losses. With respect to certain outstanding preferred stock of CMP, the Company recorded $0.5 million in dividends for the period from August 1, 2011, the acquisition date, to September 16, 2011. This preferred stock was redeemed on September 16, 2011 for approximately $41.6 million.

The preliminary allocation of the purchase price in the CMP Acquisition is as follows (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Fair value of equity consideration to CMP Sellers (1)	$34,909
Fair value of equity consideration to holders of CMP Restated Warrants (2)	29,021
Preferred stock of CMP (3)	41,069
Fair value of assumed debt	619,234

Total purchase price	724,233
Existing equity interest in CMP (4)	11,636

Total fair value for allocation	$735,869

(1)	Estimated fair value, equal to the closing price of the Company’s Class A common stock on the NASDAQ Global Select Market (“NASDAQ”) on August 1, 2011, of the 9.9 million shares of our common stock issued to the CMP Sellers.

(2)	Estimated fair value, equal to the closing price of our Class A common stock on the NASDAQ on August 1, 2011, of the CMP Restated Warrants, which are exercisable for 8.3 million shares of our common stock.

(3)	Estimated fair value of preferred stock is the par value of $32.8 million plus cumulative undeclared dividends of $8.3 million.

(4)	Equal to the closing price of our Class A common stock on the NASDAQ on August 1, 2011, multiplied by the estimated 3.3 million shares of common stock that we would have received in exchange for the equity interests in CMP that the Company owned immediately prior to the CMP Acquisition.

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

The indefinite-lived intangible assets acquired in the CMP Acquisition consist of broadcast licenses and goodwill. The definite-lived intangible assets acquired in the CMP Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

	Estimated Useful	Estimated
Description	Life in Years	Fair Value
Advertising relationships	6	$94,422

Citadel Acquisition

The Company completed the Citadel Acquisition on September 16, 2011 for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.6 million shares of the Company’s Class A common stock, including 0.9 million restricted shares, warrants to purchase 47.6 million shares of Class A common stock, 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, and the consideration to repay the outstanding debt of Citadel. As a result of the Citadel Acquisition, Citadel became an indirect wholly owned subsidiary of the Company. Citadel’s operating results have been included in Cumulus’ consolidated financial statements since the date of the completion of the Citadel Acquisition.

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

In connection with the closing of the Citadel Acquisition and the completion of the Company’s previously announced related global refinancing (the “Global Refinancing”), on September 16, 2011, the Company repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of the Company’s other wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 6, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of the Company’s common stock, preferred stock and warrants to purchase common stock to certain investors (see Note 9, “Stockholders’ Equity”). The $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”) issued by the Company in May 2011 remained outstanding.

In connection with the Citadel Acquisition, the Company completed its previously announced internal restructuring into a holding company structure, which included transferring the remaining assets and operations held directly or indirectly by the Company, other than the equity interests of its direct wholly-owned subsidiary Cumulus Media Holdings Inc. (“Cumulus Holdings”), to Cumulus Holdings (the “Internal Restructuring”).

Also, in connection with the Citadel Acquisition, the Company agreed that it would divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that the Company must fund any operating shortfalls of the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to the Company. The Company has determined that it is the primary beneficiary of the trusts and, accordingly, consolidates the trusts.

Under the acquisition method of accounting for business combinations, the purchase price in the Citadel Acquisition has been preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates based on information available as of the date of acquisition. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair values of certain fixed assets, intangible assets and residual goodwill. Management expects to continue to obtain information to assist in finalizing these preliminary valuations during the measurement period.

The preliminary allocation of the purchase price in the Citadel Acquisition is as follows (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Cash consideration to Citadel stockholders	$1,405,471
Common stock issued to Citadel stockholders (1)	178,122
Stock-based compensation value related to equity awards	576
Cash consideration to Citadel to settle Citadel obligations	736,072

Total purchase price	$2,320,241

(1)	Estimated fair value of the 22.7 million shares of our common stock and warrants to purchase 47.6 million shares of our common stock issued in the Citadel Acquisition and 2.4 million warrants held in reserve for potential future issuance related to pending the final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, based on the closing price of our Class A common stock on September 15, 2011.

Certain termination-related compensation amounts resulting from the Citadel Acquisition were funded prior to closing and were classified as compensation held in trust on the condensed consolidated balance sheet as of December 31, 2011. These amounts were paid during the first quarter of 2012.

The purchase price in the Citadel Acquisition has preliminarily been allocated to the tangible and intangible assets acquired, and the liabilities assumed, therein based on management’s best estimates of their fair values as of the date of the Citadel Acquisition as follows (dollars in thousands):

Allocation	Amount
Current assets	$324,038
Property and equipment	216,200
Broadcast licenses	1,135,669
Other intangibles	333,480
Goodwill	870,376
Other assets	18,794
Current liabilities	(106,141)
Other long-term liabilities	(38,624)
Deferred income taxes	(433,551)

Total purchase price	$2,320,241

The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.0%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $764.9 million of the acquired goodwill balance is non-deductible for income tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were Citadel’s station platform throughout prominent national markets and its overall employee base, including its experienced sales force. During the quarter ended March 31, 2012, the Company recorded goodwill purchase accounting adjustments primarily related to fair value adjustments of broadcast licenses, current assets and current liabilities totaling approximately $0.8 million. These adjustments are reflected in the table above.

The indefinite-lived intangible assets acquired in the Citadel Acquisition consist of broadcast licenses and goodwill.

The definite-lived intangible assets acquired in the Citadel Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

	Estimated Useful	Estimated
Description	Life in Years	Fair Value
Broadcast advertising relationships	6	$235,800
Affiliate relationships	5	40,700
Network advertising relationships	5	18,300
Other contracts and agreements	2-4	38,680

The following pro forma information assumes the CMP Acquisition and the Citadel Acquisition occurred as of January 1, 2010. The pro forma financial information also includes the business combination accounting effects from the CMP Acquisition and the Citadel Acquisition, including Cumulus’s amortization expense resulting from acquired intangible assets, the elimination of certain intangible asset amortization expense incurred by CMP and Citadel, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects as though Cumulus had acquired CMP and Citadel at January 1, 2010. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had the Citadel Acquisition actually occurred at January 1, 2010 or at any other historical date, nor is it reflective of our expected actual financial position or results of operations for any future period (dollars in thousands):

Supplemental Pro Forma Data
Three Months Ended
March 31,
Description	2011

Total revenue	$254,244
Net loss	(3,094)

The pro forma financial information set forth above for the three months ended March 31, 2011 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the CMP Acquisition and the Citadel Acquisition; (ii) interest expense assuming the 7.75% Senior Notes were issued and outstanding and replaced the Company’s historical debt for all periods; (iii) the completion of the Global Refinancing undertaken in connection with the completion of the Citadel Acquisition for all periods; and (iv) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.

Completed Dispositions

The Company did not complete any material dispositions during the three months ended March 31, 2012 or the year ended December 31, 2011.

3. Restricted Cash

As of March 31, 2012 and December 31, 2011, the Company’s balance sheet includes approximately $3.8 million in restricted cash, of which $2.2 million relates to a cash reserve from the Citadel Acquisition. The reserve will be used to satisfy the remaining allowed, disputed or unreconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. $1.6 million of the restricted cash balance relates to securing the maximum exposure generated by automated clearing house transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash.

4. Intangible Assets and Goodwill

The following tables present the changes in intangible assets and goodwill during the periods from January 1, 2011 to December 31, 2011 and January 1, 2012 to March 31, 2012, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total

Intangible Assets:
Balance as of January 1, 2011	$160,418	$552	$160,970
Acquisition	1,466,530	428,408	1,894,938
Disposition	(1,533)	(83)	(1,616)
Amortization	—	(38,368)	(38,368)

Balance as of December 31, 2011	1,625,415	390,509	2,015,924
Purchase price allocation adjustments	(1,581)	—	(1,581)
Disposition	(116)	—	(116)
Amortization	—	(28,539)	(28,539)

Balance as of March 31, 2012	$1,623,718	$361,970	$1,985,688

	2012	2011

Balance as of January 1:
Goodwill	$1,564,253	$285,820
Accumulated impairment losses	(229,741)	(229,741)

Subtotal	1,334,512	56,079
Acquisition	—	4,343
Purchase price allocation adjustments	784	—
Disposal	(105)	—
Balance as of March 31:
Goodwill	1,564,932	290,163
Accumulated impairment losses	(229,741)	(229,741)

Total	$1,335,191	$60,422

The Company has significant intangible assets recorded comprised primarily of indefinite-lived broadcast licenses, definite-lived advertiser relationships and goodwill acquired through the acquisition of radio stations. The Company reviews the carrying value of its indefinite-lived intangible assets and goodwill at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations.

In connection with each of the CMP Acquisition and the Citadel Acquisition, the Company has made certain preliminary allocations of the purchase price paid therein to each of the tangible and intangible assets and liabilities acquired, including goodwill. Such amounts are reflected as changes during the periods ended December 31, 2011 and March 31, 2012 and in the balances as of such dates. Purchase price allocation adjustments during the quarter ended March 31, 2012 are primarily related to fair value adjustments of certain acquired broadcast licenses, current assets and current liabilities. Such purchase price allocations are preliminary and subject to change during the respective measurement periods. Any such changes could be material, and could result in significantly different allocations from those contained in the tables above.

5. Derivative Financial Instruments

The Company’s derivative financial instruments are as follows:

Interest Rate Cap

On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 include long-term assets of $0.3 million and $0.4 million, respectively, attributable to the fair value of the interest rate cap. The Company reported interest expense of $0.1 million during the three months ended March 31, 2012 inclusive of the change in fair value adjustment. The interest rate cap matures on December 8, 2015.

The Company does not utilize financial instruments for trading or other speculative purposes.

Green Bay Option

On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five radio stations in Green Bay, Wisconsin and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits from managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows it to require the Company to purchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounts for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option was recorded as a liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation.

The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 reflect other long-term liabilities of $11.3 million and $11.4 million, respectively, to include the fair value of the Green Bay Option. The Company recorded $0.1 million of income and less than $0.1 million of expense in realized (gain) loss on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during the three months ended March 31, 2012 and 2011, respectively.

May 2005 Option

In May 2005, the Company entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company, for two years, from March 13, 2009 through March 31, 2011.

The May 2005 Option was exercised on March 11, 2009. This instrument was not highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company deemed it speculative and accounted for the changes in the May 2005 Option’s value as a current element of interest expense. The May 2005 Option expired on March 13, 2011 in accordance with the terms of the original agreement. The Company reported interest income of $3.7 million, inclusive of the fair value adjustment during the three months ended March 31, 2011.

The location and fair value amounts of derivatives in the unaudited condensed consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011

Derivatives not designated as hedging instruments:
Interest rate cap	Other long-term assets	$291	$376
Green Bay Option	Other long-term liabilities	(11,310)	(11,398)

	Total	$(11,019)	$(11,022)

The location and fair values of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table (dollars in thousands):

		Amount of Expense (Income)
		Recognized on Derivatives
		For the Three Months Ended March 31
Derivative Instruments	Statement of Operations Location	2012		2011

Interest rate cap	Interest expense	$	85	$—
Green Bay Option	Realized (gain) loss on derivative instrument		(88)	40
May 2005 Option	Interest income		—	(3,683)

	Total	$	(3)	$(3,643)

6. Long-Term Debt

The Company’s long-term debt consisted of the following as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011

Term loan and revolving credit facilities:
First Lien Term Loan	$1,320,999	$1,325,000
Second Lien Term Loan	790,000	790,000
Revolving Credit Facility	100,000	150,000
Less: Term loan discount	(23,607)	(24,463)

Total term loan and revolving credit facilities	2,187,392	2,240,537
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	(13,250)	(13,250)

Long-term debt, net	$2,784,142	$2,837,287

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

At March 31, 2012, there was $1.321 billion outstanding under the First Lien Term Loan, $100.0 million outstanding under the Revolving Credit Facility and $790.0 million outstanding under the Second Lien Term Loan.

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

Borrowings under the First Lien Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 4.5% on LIBOR-based borrowings and 3.5% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.25% for the First Lien Term Loan and 1.0% for the Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate Floor of 2.25% for the First Lien Term Loan and 2.0% for the Revolving Credit Facility. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan, as established from time to time, and (iii) 30 day LIBOR plus 1.0%. The First Lien Term Loan amortizes at a per annum rate of 1.0% of the original principal amount of the First Lien Term Loan, payable quarterly, which commenced on March 31, 2012, with the balance payable on the maturity date. Amounts outstanding under the Revolving Credit Facility are due and payable on the maturity date.

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

At March 31, 2012, borrowings under the First Lien Term Loan bore interest at 5.75% per annum, borrowings under the Revolving Credit Facility bore interest at 5.50% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum. Effective December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of the Company’s LIBOR-based term loans at a maximum of 3.0% per annum. The interest rate cap agreement matures on December 8, 2015. See Note 5, “Derivative Financial Instruments” for additional information.

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

As a result of amounts being outstanding under the Revolving Credit Facility as of March 31, 2012, the First Lien Facility required compliance with a consolidated total net leverage ratio of 7.75 to 1.0 as of such date (and provides for reductions in such ratio beginning with the quarter ending June 30, 2012 if amounts remain outstanding under the Revolving Credit Facility). The Second Lien Facility does not contain any financial covenants.

The First Lien Facility also requires our compliance with customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

At March 31, 2012, the Company was in compliance with all of the required covenants under the First Lien Facility.

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

For the three months ended March 31, 2012, the Company recorded an aggregate of $3.0 million of amortization costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 were as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Interest rate cap (1)	$291	$—	$291	$—

Total asssets	$291	$—	$291	$—

Financial liabilities:
Other current liabilities
Green Bay Option (2)	$(11,310)	$—	$—	$(11,310)

Total liabilities	$(11,310)	$—	$—	$(11,310)

(1)	The Company entered into an interest rate cap pursuant to which the Company pays a fixed interest rate on a $71.3 million notional amount of its term loans. The fair value of the Company’s interest rate cap is determined based on a discounted cash flow analysis on the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.

(2)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option were transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.

The assets associated with the Company’s interest rate cap are measured at Level 2 on the fair value hierarchy. To estimate the fair value of the interest rate cap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach, with all significant inputs derived from or corroborated by observable market data. The fair value of the Company’s interest rate cap was $0.3 million and $0.4 million at March 31, 2012 and December 31, 2011, respectively.

For the three months ended March 31, 2012 and 2011, the Company reported a gain of $0.1 million and a loss of less than $0.1 million in realized (gain) loss on derivative instruments, respectively, within the income statement related to the fair value adjustment, representing the change in the fair value of the Green Bay Option.

The reconciliation below contains the components of the change in fair value associated with the Green Bay Option from January 1, 2012 to March 31, 2012 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2012	$(11,398)
Add: Mark to market fair value adjustment	88
Fair value balance at March 31, 2012	$(11,310)

Quantitative information regarding the significant unobservable inputs related to the Green Bay Option as of March 31, 2012, were as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$ (11,310)	Black-Scholes Model	Risk adjusted discount rate	7.8%
		Total term	1.4 years
		Volatility rate	42.8%
		Annual dividend rate	0.0%
		Bond equivalent yield discount rate	0.3%

Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement. For example, a decrease in the risk adjusted discount rate would result in a higher liability.

The carrying values of receivables, payables, and accrued expenses approximate their respective fair values due to the short maturity of these instruments.

The Company’s long-term debt is classified as Level 2 financial instruments. The following table shows the gross amounts and fair value of the Company’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and 7.75% Senior Notes (dollars in thousands):

	March 31, 2012	December 31, 2011

First Lien Term Loan:
Carrying value	$1,320,999	$1,325,000
Fair value	1,330,906	1,305,125

Second Lien Term Loan:
Carrying value	$790,000	$790,000
Fair value	799,875	770,250

Revolving Credit Facility:
Carrying value	$100,000	$150,000
Fair value	100,000	150,000

7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value	573,400	541,680

As of March 31, 2012, the Company used the trading prices of 100.8% and 101.3% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 94.0% to calculate the fair value of the 7.75% Senior Notes.

As of December 31, 2011, the Company used the trading prices of 98.5% and 97.5% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 88.8% to calculate the fair value of the 7.75% Senior Notes.

8. Redeemable Preferred Stock

The Company designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). In connection with the Equity Investment, the Company issued 125,000 shares of Series A Preferred Stock for an aggregate amount of $125.0 million. Net proceeds to the Company were $110.7 million after deducting $14.3 million in fees. No other shares of Series A Preferred Stock are issuable in the future, except for such shares as may be issued as dividends in lieu of any cash dividends in accordance with the terms thereof, and the Series A Preferred Stock ranks senior to all common stock and each series of stock the Company may subsequently designate with respect to dividends, redemption and distributions upon liquidation, winding-up and dissolution of the Company.

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

Dividends on the Series A Preferred Stock accrued at an annual rate of 10.0% from the date of issuance of the Series A Preferred Stock through March 15, 2012. After such date, dividends accrue at an annual rate as follows:

•	14.0% through September 15, 2013;

•	17.0% plus the increase in the 90-day LIBOR from September 16, 2011 to September 16, 2013 for the period commencing on September 16, 2013 and ending on September 15, 2015; and

•	20.0% plus the increase in the 90-day LIBOR from September 16, 2011 to September 16, 2015 for all periods commencing on or after September 16, 2015, with an adjustment to the rate every two years thereafter.

During the three months ended March 31, 2012, the Company accrued $3.3 million in dividends, paid $3.1 million in cash dividends and accreted $2.4 million on the Series A Preferred Stock. The Company accrued $3.6 million in dividends, paid $0.5 million in cash dividends and accreted $2.7 million on the Series A Preferred Stock during the year ended December 31, 2011. The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011.

9. Stockholders’ Equity

The Company is authorized to issue an aggregate of 1,450,644,871 shares of stock divided into four classes consisting of: (i) 750,000,000 shares designated as Class A common stock, (ii) 600,000,000 shares designated as Class B common stock, (iii) 644,871 shares designated as Class C common stock and (iv) 100,000,000 shares of preferred stock, each with a par value of $0.01 per share (see Note 8, “Redeemable Preferred Stock”). Effective September 16, 2011, upon the filing of the Third Amended and Restated Charter, each then-outstanding share of Class D common stock was converted to one share of Class B common stock.

As discussed in Note 2, “Acquisitions and Dispositions,” the Company completed the CMP Acquisition on August 1, 2011. In connection with the CMP Acquisition, the Company issued approximately 3.3 million shares of Class A common stock and 6.6 million shares of Class B common stock to affiliates of the three private equity firms that had collectively owned the 75.0% of CMP not then-owned by the Company. Also in connection with the CMP Acquisition, the 3.7 million outstanding CMP Restated Warrants were amended to become exercisable for up to 8.3 million shares of Class B common stock.

As also discussed in Note 2, “Acquisitions and Dispositions,” the Company completed the Citadel Acquisition on September 16, 2011. In connection with the Citadel Acquisition, the Company issued 23.6 million shares of Class A common stock, including 0.9 million restricted shares, and warrants to purchase 47.6 million shares of Class A common stock (the “Citadel Warrants”) to holders of Citadel’s common stock and warrants. Additionally, 2.4 million warrants to purchase shares of the Company’s common stock related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy in June 2010 are held in reserve for potential future issuance by the Company.

On September 16, 2011, pursuant to the Equity Investment, the Company issued and sold (i) 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the “Crestview Warrants”) to an affiliate of Crestview; (ii) 125,000 shares of Series A Preferred Stock to an affiliate of Macquarie (see Note 8, “Redeemable Preferred Stock”); and (iii) 4.7 million shares of Class A common stock and warrants to purchase 24.1 million shares of Class A common stock (the “UBS Warrants,” and, together with the Citadel Warrants, the “Company Warrants”) to UBS and certain other investors to whom UBS syndicated a portion of its investment commitment.

Common Stock

Except with regard to voting and conversion rights, shares of Class A, Class B and Class C common stock are identical in all respects. The preferences, qualifications, limitations, restrictions, and the special or relative rights in respect of the common stock and the various classes of common stock are as follows:

•	Voting Rights. The holders of shares of Class A common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders of the Company, and the holders of shares of Class C common stock are entitled to ten votes for each share of Class C common stock held. Generally, the holders of shares of Class B common stock are not entitled to vote on any matter. However, holders of Class B common stock and Class C common stock are entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of Class B common stock or Class C common stock, respectively, that does not similarly affect the rights or obligations of the holders of Class A common stock. The holders of Class A common stock and of Class C common stock vote together, as a single class, on all matters submitted for a vote to the stockholders of the Company.

•	Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of Class A common stock following such conversion, the holder shall first deliver to the Company an ownership certification to enable the Company (a) to determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) to obtain any necessary approvals from the FCC or the Department of Justice.

After payment of dividends to the holders of Series A Preferred Stock, the holders of Common Stock share ratably in any dividends that may be declared by the board of directors of the Company.

2009 Warrants

As described above, in June 2009, in connection with the execution of an amendment to the Terminated Credit Agreement, the Company issued the 2009 Warrants. The 2009 Warrants expire on June 29, 2019. Each 2009 Warrant is immediately exercisable to purchase Class A common stock at an exercise price of $1.17 per share. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At March 31, 2012, 1.1 million 2009 Warrants remain outstanding.

CMP Restated Warrants

As described above and in connection with the completion of the CMP Acquisition, Radio Holdings entered into an amended and restated warrant agreement, dated as of August 1, 2011 (the “Restated Warrant Agreement”). Pursuant to the Restated Warrant Agreement, and subject to the terms and conditions thereof, the previously outstanding 3.7 million Radio Holdings warrants were amended and restated to no longer be exercisable for shares of common stock of Radio Holdings but instead be exercisable, commencing on May 2, 2012 (the “Exercise Date”) at an exercise price of $0.01 per share, for an aggregate of approximately 8.3 million shares of Class B common stock (the “CMP Restated Warrants”). The CMP Restated Warrants expire upon the earlier of (i) March 26, 2019 and (ii) the later of (A) the 30th day succeeding the redemption in full of all of Radio Holdings’ outstanding Series A preferred stock and (b) the 90th day succeeding the Exercise Date.

Equity Held in Reserve

Citadel emerged from bankruptcy effective June 3, 2010 and, as of September 16, 2011, certain bankruptcy-related claims against Citadel remained open for final resolution. As part of the Citadel Acquisition and as of March 31, 2012, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of these remaining allowed, disputed or unreconciled unsecured claims. If excess shares remain in reserve after resolution of all remaining allowed, disputed or unreconciled unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid - in capital on the condensed consolidated balance sheets at March 31, 2012 and December 31, 2011.

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

During the three months ended March 31, 2012, approximately 2.1 million Company Warrants were converted into shares of Class A common stock with an aggregate total of 19.7 million being converted since issuance through March 31, 2012. At March 31, 2012, 52.0 million Company Warrants remained outstanding.

Crestview Warrants

Pursuant to the Equity Investment, but pursuant to a separate warrant agreement, the Company issued the Crestview Warrants. The 7.8 million Crestview Warrants are exercisable until September 16, 2021 and the $4.34 per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like.

10. Stock-Based Compensation Expense

During the three months ended March 31, 2012, the Company granted 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million to the non-employee directors of the Company with a cliff vesting term of one year.

The Company has certain liability-based awards related to the cash consideration portion of the Citadel Acquisition (“Liability Awards”). For the three months ended March 31, 2012, the Company recognized approximately $2.8 million in stock-based compensation expense related to equity awards and $4.2 in million stock-based compensation expense related to Liability Awards. For the three months ended March 31, 2011, the Company recognized approximately $0.6 million of stock-based compensation expense.

As of March 31, 2012, unrecognized stock-based compensation expense of approximately $23.5 million related to equity awards is expected to be recognized over a weighted average remaining life of 3.5 years. Unrecognized stock-based compensation expense related to Liability Awards of $3.0 million is expected to be recognized by June 2012. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

The total fair value of restricted stock awards that vested during the three months ended March 31, 2012 was $5.7 million, of which $1.5 million related to the Company’s Liability Awards was paid in cash. The total fair value of restricted stock awards that vested during the three months ended March 31, 2011 was $1.9 million. No options were exercised during either of the three months ended March 31, 2012 or 2011.

11. Earnings Per Share (“EPS”)

For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company allocates undistributed net income between each class of common stock on an equal basis as required pursuant to the Company’s Third Amended and Restated Charter.

Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Because the Company has not historically paid dividends to common stockholders, earnings are allocated to each participating security and common share equally, after deducting dividends declared on the Series A Preferred Stock. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011 (amounts in thousands, except per share data).

	Three Months Ended March 31,
	2012	2011

Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income	$(12,130)	$16,119
Less:
Dividends declared	3,333	—
Accretion of redeemable preferred stock	2,767	—
Participation rights of unvested restricted stock in undistributed earnings	—	623

Basic undistributed net (loss) income — attributable to common shares	$(18,230)	$15,496

Denominator:
Basic weighted average shares outstanding	149,369	40,572

Basic (Loss) Earnings Per Share — attributable to common shares	$(0.12)	$0.38

Diluted (Loss) Earnings Per Share:
Numerator:
Undistributed net (loss) income	$(12,130)	$16,119
Less:
Dividends declared	3,333	—
Accretion of redeemable preferred stock	2,767	—
Participation rights of unvested restricted stock in undistributed earnings	—	607

Basic undistributed net (loss) income — attributable to common shares	$(18,230)	$15,512

Denominator:
Basic weighted average shares outstanding	149,369	40,572
Effect of dilutive options and warrants	—	1,108

Diluted weighted average shares outstanding	149,369	41,680

Diluted (Loss) Earnings Per Share — attributable to common shares	$(0.12)	$0.37

Potentially dilutive equivalent shares outstanding for the three months ended March 31, 2012 include approximately 64.3 million additional shares of common stock related to outstanding warrants to purchase common stock, which were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive due to the net loss reported. There were no potentially dilutive equivalent shares related to restricted stock or stock options for the three months ended March 31, 2012.

12. Income Taxes

The Company accounts for income taxes in accordance with authoritative accounting guidance which establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s condensed consolidated financial statements or tax returns.

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full current year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during 2012 could be different from the forecasted rate.

For the three months ended March 31, 2012 the Company recorded a tax benefit of $6.0 million on a pre-tax loss for the quarter of $18.1 million, resulting in an effective tax rate for the quarter of approximately 33.1%. For the three months ended March 31, 2011, the Company recorded income tax expense of $2.1 million on pre-tax income of $18.3 million, resulting in an effective tax rate for the quarter of 11.5%.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the change in the estimated amount of valuation allowance recorded on the Company’s net deferred tax assets.

As of March 31, 2012, the Company continues to maintain a full valuation allowance on its net deferred tax assets. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Accounting for Income Taxes. As of March 31, 2012, the Company does not believe it is more likely than not that the deferred tax assets will be recognized. In reaching this determination, the Company believes that its history of cumulative losses over the past three years outweighs other positive evidence that it is more likely than not that the Company’s deferred tax assets will be recognized. Should the Company’s experience of earning pre-tax income over the past two years continue into the future, the Company may release all or a portion of the valuation allowance during 2012, which would impact the Company’s net (loss) income in the period of adjustment.

13. Commitments and Contingencies

Future Commitments

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, The American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on longer-term fees between the RMLC, and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judges charged with determining the license fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. On January 27, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and ASCAP concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement are a $75.0 million industry fee credit against 2010-2011 payments to be credited in equal annual installments over 2012-2016, a return to a gross revenue fee structure with standard deductions for terrestrial/analog, HD multicasting broadcasts and new media uses and expanded rights coverage to accommodate the industry’s developing new media platforms related to websites, smart phones and other wireless devices. The Company is recognizing these as a reduction in direct operating expenses beginning January 1, 2012.

The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron was $60.6 million as of March 31, 2012 and is expected to be paid in accordance with the agreements through June 2016.

The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

Legal Proceedings

In August 2005, the Company and certain other radio broadcasting companies were subpoenaed by the Office of the Attorney General of the State of New York in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation. It is not possible to reasonably estimate what the Company’s loss exposure, if any, that could be related to this investigation, but the Company does not currently anticipate that any exposure would materially adversely affect the Company’s financial condition or results of operations.

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

In March 2011, the Company and certain of its subsidiaries were named as defendants along with other radio companies, including Beasley Broadcast Group, Inc., CBS Radio, Inc., Entercom Communications, Greater Media, Inc. and Townsquare Media, LLC (“Townsquare”) in a patent infringement suit. The case, Mission Abstract Data L.L.C., d/b/a Digimedia v. Beasley Broadcast Group, Inc., et. al., Civil Action Case No: 1:99-mc-09999, U.S. District Court for the District of Delaware (filed March 1, 2011), alleges that the defendants are infringing or have infringed plaintiff’s patents entitled “Selection and Retrieval of Music from a Digital Database.” Plaintiff is seeking injunctive relief and unspecified damages. The Company is vigorously defending this lawsuit and is not yet able to determine what effect the lawsuit will have, if any, on its financial position, results of operations or cash flows.

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

14. Subsequent Event

On April 30, 2012, the Company announced the sale of 55 of its stations in eleven non-strategic markets to Townsquare in exchange for the acquisition of ten of Townsquare’s radio stations in two markets, plus approximately $116.0 million in cash. The transaction is part of the Company’s ongoing efforts to focus on radio stations in top markets and geographically strategic regional clusters. As part of the transaction, the Company will acquire ten stations in Bloomington, IL, and Peoria, IL. The stations the Company is selling to Townsquare reside in the following markets: Augusta, ME; Bangor, ME; Binghamton, NY; Bismarck, ND; Grand Junction, CO; Killeen-Temple, TX; New Bedford, MA; Odessa-Midland, TX; Presque Isle, ME; Sioux Falls, SD and Tuscaloosa, AL. The transaction is expected to close in the second half of 2012, pending regulatory approval.

15. Supplemental Condensed Consolidating Financial Information

At March 31, 2012, Cumulus and certain of its wholly owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or Cumulus Media Inc. (the “Parent Guarantor”). Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

The following tables present (i) condensed consolidating statements of operations for the three months ended March 31, 2012 and 2011, (ii) condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, and (iii) condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

Investments in consolidated subsidiaries are held primarily by the Parent Guarantor in the net assets of its subsidiaries and have been presented using the equity method of accounting. The “Eliminations” entries in the following tables primarily eliminate investments in subsidiaries and intercompany balances and transactions. The columnar presentations in the following tables are not consistent with the Company’s business groups; accordingly, this basis of presentation is not intended to present the Company’s financial condition, results of operations or cash flows on a consolidated basis.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated

Broadcast revenues	$—	$—	$245,286	$—	$—	$245,286
Management fees	30	—	—	—	—	30

Net revenues	30	—	245,286	—	—	245,316
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	159,230	529	—	159,759
Depreciation and amortization	221	—	35,457	—	—	35,678
LMA fees	—	—	839	—	—	839
Corporate general and administrative expenses (including Stock-based compensation expense of $6,978)	15,606	—	1,086	—	—	16,692
Realized gain on derivative instrument	—	—	(88)	—	—	(88)

Total operating expenses	15,827	—	196,524	529	—	212,880

Operating (loss) income	(15,797)	—	48,762	(529)	—	32,436

Non-operating (expense) income:
Interest (expense) income, net	—	(51,099)	296	—	—	(50,803)
Other income, net	—	—	262	—	—	262

Total non-operating (expense) income, net	—	(51,099)	558	—	—	(50,541)

(Loss) income before income taxes	(15,797)	(51,099)	49,320	(529)	—	(18,105)
Income tax benefit	—	—	689	5,286	—	5,975
Earnings (loss) from consolidated subsidiaries	3,667	54,766	4,757	—	(63,190)	—

Net (loss) income	$(12,130)	$3,667	$54,766	$4,757	$(63,190)	$(12,130)

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2011

(Dollars in thousands)

(Unaudited)

		Cumulus
	Cumulus	Media
	Media Inc.	Holdings Inc.	Subsidiary	Subsidiary		Total
	(Parent Guarantor)	(Subsidiary Issuer)	Guarantors	Non-guarantors	Eliminations	Consolidated

Broadcast revenues	$—	$—	$56,733	$—	$—	$56,733
Management fees	1,125	—	—	—	—	1,125

Net revenues	1,125	—	56,733	—	—	57,858
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	37,489	66	—	37,555
Depreciation and amortization	391	—	1,732	—	—	2,123
LMA fees	—	—	581	—	—	581
Corporate general and administrative expenses (including non-cash stock-based compensation expense of $589)	8,129	—	—	—	—	8,129
Gain on exchange of assets or stations	—	—	(15,158)	—	—	(15,158)
Realized loss on derivative instrument	—	—	40	—	—	40

Total operating expenses	8,520	—	24,684	66	—	33,270

Operating (loss) income	(7,395)	—	32,049	(66)	—	24,588

Non-operating (expense) income:
Interest (expense) income, net	(6,320)	—	2	—	—	(6,318)
Other expense, net	—	—	(2)	—	—	(2)

Total non-operating expense, net	(6,320)	—	—	—	—	(6,320)

(Loss) income before income taxes	(13,715)	—	32,049	(66)	—	18,268
Income tax expense	—	—	(91)	(2,058)	—	(2,149)
Earnings (loss) from consolidated subsidiaries	29,834	—	(2,124)	—	(27,710)	—

Net income (loss)	$16,119	$—	$29,834	$(2,124)	$(27,710)	$16,119

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2012

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)

			Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,838	$—	$12,795	$—	$—	$31,633
Restricted cash	3,854	—	—	—	—	3,854
Accounts receivable, less allowance for doubtful accounts of $6,002	—	—	191,258	—	—	191,258
Trade receivable	—	—	5,995	—	—	5,995
Prepaid expenses and other current assets	6,187	—	18,012	523	—	24,722

Total current assets	28,879	—	228,060	523	—	257,462
Property and equipment, net	6,734	—	265,082	—	—	271,816
Broadcast licenses	—	—	—	1,623,718	—	1,623,718
Other intangible assets, net	—	—	361,970	—	—	361,970
Goodwill	—	—	1,335,191	—	—	1,335,191
Investment in consolidated subsidiaries	277,317	3,178,428	1,160,418	—	(4,616,163)	—
Other assets	13,706	53,271	18,689	—	—	85,666

Total assets	$326,636	$3,231,699	$3,369,410	$1,624,241	$(4,616,163)	$3,935,823

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$38,378	$41,175	$51,134	$275	$—	$130,962
Trade payable	—	—	4,674	—	—	4,674
Current portion of long-term debt	—	13,250	—	—	—	13,250

Total current liabilities	38,378	54,425	55,808	275	—	148,886
Long-term debt, excluding 7.75% senior notes	—	2,174,142	—	—	—	2,174,142
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	13,906	—	47,932	—	—	61,838
Deferred income taxes	—	—	87,243	463,548	—	550,791

Total liabilities	52,284	2,838,567	190,983	463,823	—	3,545,657

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding	—	115,814	—	—	—	115,814

Total redeemable preferred stock	—	115,814	—	—	—	115,814

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 162,900,370 shares issued and 138,987,408 shares outstanding	1,629	—	—	—	—	1,629
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 shares issued and outstanding	124	—	—	—	—	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 23,912,962 shares	(251,344)	—	—	—	—	(251,344)
Additional paid-in-capital	1,521,540	119,448	3,848,646	2,129,595	(6,097,689)	1,521,540
Accumulated (deficit) equity	(997,603)	157,870	(670,219)	(969,177)	1,481,526	(997,603)

Total stockholders’ equity (deficit)	274,352	277,318	3,178,427	1,160,418	(4,616,163)	274,352

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$326,636	$3,231,699	$3,369,410	$1,624,241	$(4,616,163)	$3,935,823

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated

Assets
Current assets:
Cash and cash equivalents	$11,714	$—	$18,878	$—	$—	$30,592
Restricted cash	3,854	—	—	—	—	3,854
Accounts receivable, less allowance for doubtful accounts of $2,765	—	—	236,804	—	—	236,804
Trade receivable	—	—	5,967	—	—	5,967
Compensation held in trust	24,807	—	—	—	—	24,807
Prepaid expenses and other current assets	6,542	—	14,762	1,011	—	22,315

Total current assets	46,917	—	276,411	1,011	—	324,339
Property and equipment, net	6,555	—	271,515	—	—	278,070
Broadcast licenses	—	—	—	1,625,415	—	1,625,415
Other intangible assets, net	—	—	390,509	—	—	390,509
Goodwill	—	—	1,334,512	—	—	1,334,512
Investment in consolidated subsidiaries	323,436	3,247,865	1,157,317	—	(4,728,618)	—
Other assets	13,577	55,176	18,993	—	—	87,746

Total assets	$390,485	$3,303,041	$3,449,257	$1,626,426	$(4,728,618)	$4,040,591

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$57,220	$15,621	$87,070	$275	$—	$160,186
Trade payable	—	—	4,999	—	—	4,999
Current portion of long-term debt	—	13,250	—	—	—	13,250

Total current liabilities	57,220	28,871	92,069	275	—	178,435
Long-term debt, excluding 7.75% senior notes	—	2,227,287	—	—	—	2,227,287
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	42,552	—	21,386	—	—	63,938
Deferred income taxes	—	—	87,937	468,834	—	556,771

Total liabilities	99,772	2,866,158	201,392	469,109	—	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding	—	113,447	—	—	—	113,447

Total redeemable preferred stock	—	113,447	—	—	—	113,447

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 160,783,484 shares issued and 137,085,813 shares outstanding	1,608	—	—	—	—	1,608
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 shares issued and outstanding	124	—	—	—	—	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 23,697,671 shares	(251,666)	—	—	—	—	(251,666)
Additional paid-in-capital	1,526,114	169,234	3,972,850	2,131,251	(6,273,335)	1,526,114
Accumulated (deficit) equity	(985,473)	154,202	(724,985)	(973,934)	1,544,717	(985,473)

Total stockholders’ equity (deficit)	290,713	323,436	3,247,865	1,157,317	(4,728,618)	290,713

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$390,485	$3,303,041	$3,449,257	$1,626,426	$(4,728,618)	$4,040,591

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated

Cash flows from operating activities:
Net (loss) income	$(12,130)	$3,667	$54,766	$4,757	$(63,190)	$(12,130)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	221	—	35,457	—	—	35,678
Amortization of debt issuance costs/discounts	—	2,974	—	—	—	2,974
Provision for doubtful accounts	—	—	3,361	—	—	3,361
Gain on sale of assets or stations	—	—	(262)	—	—	(262)
Fair value adjustment of derivative instruments	85	—	(88)	—	—	(3)
Deferred income taxes	—	—	(694)	(5,286)	—	(5,980)
Stock-based compensation expense	6,978	—	—	—	—	6,978
Earnings from consolidated subsidiaries	(3,667)	(54,766)	(4,757)	—	63,190	—
Changes in assets and liabilities	71,027	51,250	(93,144)	529	—	29,662

Net cash provided by (used in)operating activities	62,514	3,125	(5,361)	—	—	60,278
Cash flows from investing activities
Proceeds from sale of assets or stations	322	—	—	—	—	322
Capital expenditures	(400)	—	(722)	—	—	(1,122)

Net cash used in investing activities	(78)	—	(722)	—	—	(800)
Cash flows from financing activities:
Repayments of borrowings under bank credit facilities	(54,000)	—	—	—	—	(54,000)
Tax withholding payments on behalf of employees	(1,346)	—	—	—	—	(1,346)
Preferred stock dividends	—	(3,125)	—	—	—	(3,125)
Exercise of warrants	34	—	—	—	—	34

Net cash used in financing activities	(55,312)	(3,125)	—	—	—	(58,437)
Increase (decrease) in cash and cash equivalents	7,124	—	(6,083)	—	—	1,041
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592

Cash and cash equivalents at end of period	$18,838	$—	$12,795	$—	$—	$31,633

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2011

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated

Cash flows from operating activities:
Net income (loss)	$16,119	$—	$29,834	$(2,124)	$(27,710)	$16,119
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	391	—	1,732	—	—	2,123
Amortization of debt issuance costs/discounts	337	—	—	—	—	337
Provision for doubtful accounts	—	—	223	—	—	223
Loss on sale of assets or stations	—	—	2	—	—	2
Gain on exchange of assets or stations	—	—	(15,158)	—	—	(15,158)
Fair value adjustment of derivative instruments	(3,643)	—	—	—	—	(3,643)
Deferred income taxes	—	—	—	2,034	—	2,034
Non-cash stock-based compensation expense	589	—	—	—	—	589
Earnings from consolidated subsidiaries	(29,834)	—	2,124	—	27,710	—
Changes in assets and liabilities	24,088	—	(17,087)	399	—	7,400

Net cash provided by operating activities	8,047	—	1,670	309	—	10,026
Cash flows from investing activities:
Capital expenditures	(159)	—	(343)	—	—	(502)
Purchase of intangible assets	—	—		(309)	—	(309)
Acquisition costs	(975)	—		—	—	(975)

Net cash used in investing activities	(1,134)	—	(343)	(309)	—	(1,786)
Cash flows from financing activities:
Repayments of borrowings under term loans and revolving credit facilities	(17,986)	—	—	—	—	(17,986)
Tax withholding payments on behalf of employees	(633)	—	—	—	—	(633)

Net cash used in financing activities	(18,619)	—	—	—	—	(18,619)
(Decrease) increase in cash and cash equivalents	(11,706)	—	1,327	—	—	(10,379)
Cash and cash equivalents at beginning of period	12,638	—	176	—	—	12,814

Cash and cash equivalents at end of period	$932	$—	$1,503	$—	$—	$2,435

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our inability to renew one or more of our broadcast licenses, changes in interest rates, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives and significant changes from the preliminary to the final allocation of the purchase price of the assets and liabilities of acquired companies. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

Factors Affecting Comparability

Primarily as a result of the completion of the significant transactions described below in the third quarter of 2011, we believe that our results of operations for the quarter ended March 31, 2012 will provide only limited comparability to our results of operations for the quarter ended March 31, 2011. Investors are cautioned to not place undue reliance on any such comparison. Aggregate revenues of $35.9 million and $154.7 million attributable to Cumulus Media Partners LLC (“CMP”) and Citadel are included in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2012.

On August 1, 2011, we completed our previously announced acquisition of the remaining 75.0% of the equity interests of CMP that we did not already own. CMP’s results of operations have been included in the consolidated financial statements since the date of the completion of the CMP Acquisition. Pursuant to a management agreement, we had operated CMP’s business since 2006. In connection with the CMP Acquisition, we issued 9.9 million shares of our common stock to the CMP Sellers. For additional information regarding the CMP Acquisition, see Note 1, “Basis of Presentation, Interim Financial Data and Basis of Presentation” and Note 2, “Acquisitions and Dispositions.” Also in connection with the CMP Acquisition, the CMP Restated Warrants were amended and restated to become exercisable for up to 8.3 million shares of our common stock.

On September 16, 2011, we completed the previously announced Citadel Acquisition, pursuant to which we acquired Citadel for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.6 million shares of Class A common stock, warrants to purchase 47.6 million shares of Class A common stock, and the assumption of outstanding debt, which was refinanced as part of our previously announced related global refinancing (the “Global Refinancing”). Citadel’s results of operations have been included in the consolidated financial statements since the date of the completion of the Citadel Acquisition.

In connection with the closing of the Citadel Acquisition and the completion of the Global Refinancing, we repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) us, (b) certain of our other wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan (all as described in more detail in “—Liquidity and Capital Resources” below), and (ii) proceeds from the sale of $475.0 million of our common stock, preferred stock and warrants to purchase common stock to certain investors (the “Equity Investment”). For additional information on the Equity Investment, see “ —Liquidity Considerations” below.

Also in connection with the Citadel Acquisition and as part of the transactions contemplated by the Global Refinancing, we completed the previously announced internal restructuring into a holding company structure, which included transferring the remaining assets and operations held directly or indirectly by us, other than the equity interests of our direct wholly-owned subsidiary Cumulus Media Holdings Inc. (“Cumulus Holdings”), to Cumulus Holdings (the “Internal Restructuring”) and in which, among other things, Cumulus Holdings, was substituted for us as the issuer under the $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”), which remain outstanding.

Operating Overview

We believe we are the largest pure-play radio broadcaster in the United States based on number of stations. At March 31, 2012, we owned or operated more than 570 radio stations (including under LMAs) in 120 United States media markets and nationwide radio networks serving over 4,000 stations. Under LMAs, we provide sales and marketing services for eight radio stations in the United States in exchange for a management or consulting fee. In addition to entering into LMAs, we have in the past, and expect that we will from time to time in the future enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

Liquidity Considerations

Historically, our principal needs for funds have been for acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, repurchases of our Class A common stock, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters including, but not limited to, expected capital expenditures associated with implementing HD Radiotm technology, as well as expenses relating to our ongoing integration of Citadel and CMP and additional expenses incurred in connection with those operations including the operations of our acquired radio network.

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

On September 16, 2011 in connection with the closing of the Citadel Acquisition and in order to complete the Global Refinancing, we entered into the First Lien Facility and the Second Lien Facility. The First Lien Facility consists of the $1.325 billion First Lien Term Loan and the $300.0 million Revolving Credit Facility. The Second Lien Facility consists of the $790.0 million Second Lien Term Loan. On that date and also in connection therewith, we used borrowings of $1.325 billion under the First Lien Term Loan, $200.0 million under the Revolving Credit Facility and $790.0 million under the Second Lien Term Loan, along with proceeds from the Equity Investment, to repay approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) us (including the repayment of amounts outstanding under, and the termination of, the Terminated Credit Facility), (b) certain of our other wholly-owned subsidiaries, and (c) Citadel. The $610.0 million of 7.75% Senior Notes issued by us in May 2011 remain outstanding, with Cumulus Holdings having been substituted as the issuer thereunder pursuant to the Internal Restructuring.

Pursuant to the Equity Investment, on September 16, 2011, we issued and sold (i) 51.8 million shares of Class A common stock to Crestview; (ii) 125,000 shares of Series A Preferred Stock to Macquarie; and (iii) 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of our Class A common stock to UBS and certain other investors. Also pursuant thereto, we issued the Crestview Warrants to purchase 7.8 million shares of Class A common stock, at an exercise price of $4.34 per share. Dividends on the Series A Preferred Stock accrued at a rate of 10.0% per annum from issuance until May 15, 2012, and accrue at 14.0% per annum for the period commencing on March 16, 2012 and ending on September 15, 2013, with additional increases for every two-year period thereafter. The dividends are payable in cash, except that, at our option, up to 50.0% of the dividends for any period may be paid through the issuance of additional shares of Series A Preferred Stock. Payment of dividends on the Series A Preferred Stock is in preference and prior to any dividends payable on any class of our common stock and, in the event of any liquidation, dissolution or winding up of us, holders of Series A Preferred Stock are entitled to the liquidation value thereof prior to, and in preference of, payment of any amounts to holders of any class of our common stock.

We have assessed the current and expected implications of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of March 31, 2012, that cash on hand, cash expected to be generated from operating activities, borrowing availability under the Revolving Credit Facility and, if necessary, any further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and repurchases of securities and other debt obligations through March 31, 2013. However, given the uncertainty of our markets’ cash flows, the quality of our accounts receivable, uncertainties in connection with the integration of the CMP Acquisition and the Citadel Acquisition, including with respect to the timing and achievement of expected synergies therefrom, no assurances can be provided in this regard.

Advertising Revenue and Adjusted EBITDA

Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of formats on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. In addition, we believe that the radio station portfolio that we now own and operate, including as a result of the CMP Acquisition and the Citadel Acquisition, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream, is designed to reduce our revenue dependence on any single demographic, region or industry.

Our radio stations strive to maximize revenue by managing their on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $6.8 million and $3.4 million in the three months ended March 31, 2012 and 2011, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 72.7% and 79.9% of our total revenues during the three months ended March 31, 2012 and 2011, respectively.

Our advertising revenues vary by quarter throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter generally produces the lowest revenues of each annual period as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives.

Adjusted EBITDA is the financial metric utilized by management to analyze the cash flow generated by our business. This measure isolates the amount of income generated by our radio stations after the incurrence of corporate general and administrative expenses. Management also uses this measure to determine the contribution of our radio station portfolio, including the corporate resources employed to manage the portfolio, to the funding of our other operating expenses and to the funding of debt service and acquisitions.

In deriving this measure, management excludes depreciation, amortization and stock-based compensation expense from the measure, as these do not represent cash payments for activities related to the operation of the radio stations. In addition, we also exclude local marketing agreement (“LMA”) fees from our calculation of Adjusted EBITDA, even though such fees require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our First Lien Facility. Management excludes any gain or loss on the exchange or sale of radio stations as it does not represent a cash transaction. Management also excludes any realized gain or loss on derivative instruments as it does not represent a cash transaction nor is it associated with radio station operations. Management excludes any impairment of goodwill and intangible assets as it does not require a cash outlay. Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a radio company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for radio broadcasting companies. Given the relevance to our overall value, management believes that investors consider the metric to be extremely useful.

Adjusted EBITDA should not be considered in isolation of, or as a substitute for, net income, operating income, cash flows from operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with GAAP.

A quantitative reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, follows in this section.

Results of Operations

Analysis of the Condensed Consolidated Results of Operations. The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data includes the results of CMP and Citadel from the dates of acquisition, August 1, 2011 and September 16, 2011, respectively, and should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended March 31,		2012 vs 2011	% Change Three Months
	2012	2011	$ Change	Ended

STATEMENT OF OPERATIONS DATA:
Net revenues	$245,316	$57,858	$187,458	324.0%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	159,759	37,555	122,204	325.4%
Depreciation and amortization	35,678	2,123	33,555	**
LMA fees	839	581	258	44.4%
Corporate, general and administrative expenses
(including stock-based compensation expense)	16,692	8,129	8,563	105.3%
Gain on exchange of assets or stations	—	(15,158)	15,158	**
Realized (gain) loss on derivative instrument	(88)	40	(128)	-320.0%

Operating income	32,436	24,588	7,848	31.9%
Interest expense, net	(50,803)	(6,318)	(44,485)	**
Other income (expense), net	262	(2)	264	**
Income tax benefit (expense)	5,975	(2,149)	8,124	378.0%

Net (loss) income	$(12,130)	$16,119	$(28,249)	-175.3%

OTHER DATA:
Adjusted EBITDA (1)	$76,865	$12,763	$64,102	502.2%

**	Calculation is not meaningful.

(1)	Adjusted EBITDA consists of net income before depreciation and amortization, LMA fees, acquisition costs, stock-based compensation expense, gain or loss on the exchange or sale of assets or stations, any realized gain or loss on derivative instruments, any impairment of intangibles, interest expense, net, any gain or loss on the early extinguishment of debt, other income or expense, gain on equity investment in CMP and income tax expense. Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, above under “Advertising Revenue and Adjusted EBITDA” and below under “Adjusted EBITDA.”

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Revenues. Net revenues for the three months ended March 31, 2012 increased $187.5 million, or 324.0%, to $245.3 million, compared to $57.9 million for the three months ended March 31, 2011. This increase reflects the impact of net revenues from Citadel and CMP, as well as a $2.4 million increase in political advertising. Revenue growth was partially offset by a loss of revenue generated from certain discontinued contracts, as well as short term revenue impacts resulting from strategic format changes in some markets. Reduced use of trade advertising on acquired stations also partially offset revenue growth. Additionally, management fee income, primarily related to fees that had been earned by us for services provided to CMP prior to the date of the CMP Acquisition, decreased $1.1 million.

Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the three months ended March 31, 2012 increased $122.2 million, or 325.4%, to $159.8 million, compared to $37.6 million for the three months ended March 31, 2011. This increase reflects the impact of direct operating expenses from Citadel and CMP partially offset by a decrease of approximately $1.2 million of music licensing fees and a decrease of $0.7 million in variable commission expense. Previously announced synergies resulted in additional expense decreases due to reduced compensation costs, reductions in discretionary spending in the markets related to promotions, nontraditional revenue generating events and enhanced expense controls.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 increased $33.6 million to $35.7 million, compared to $2.1 million for the three months ended March 31, 2011. This increase reflects the impact of depreciation and amortization expense from the Citadel Acquisition and the CMP Acquisition, partially offset by a $0.5 million decrease in depreciation expense for our legacy markets due to a more fully depreciated asset base.

Corporate, General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate, general and administrative expenses, including stock-based compensation expense for the three months ended March 31, 2012, increased $8.6 million, or 105.3%, to $16.7 million, compared to $8.1 million for the three months ended March 31, 2011. This increase is primarily comprised of a $6.4 million increase in stock-based compensation expense and an increase of $2.7 million related to additional personnel costs.

Gain on Exchange of Assets or Stations. During the three months ended March 31, 2011, we completed an exchange transaction with Clear Channel Communications, Inc. (“Clear Channel”) to swap our Canton, Ohio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.3 million. We did not complete any similar transactions in three months ended March 31, 2012.

Realized (Gain) Loss on Derivative Instrument. For the three months ended March 31, 2012 and 2011, we recorded $0.1 million in income and less than $0.1 million in expense, respectively, related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA.

Interest Expense, net. Total interest expense, net of interest income, for the three months ended March 31, 2012 increased $44.5 million to $50.8 million compared to $6.3 million for the three months ended March 31, 2011. Interest expense associated with outstanding debt increased by $42.1 million to $48.0 million as compared to $5.9 million in the prior year’s period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of the Global Refinancing in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months Ended March 31,		2012 vs 2011

	2012	2011	$ Change	% Change

7.75% Senior Notes	$11,819	$—	$11,819	**
Bank borrowings – term loans and revolving credit facilities	36,219	5,955	30,264	508.2%
Other interest expense	2,897	337	2,560	759.6%
Change in fair value of interest rate cap and swap	84	(3,680)	3,764	**
Bank borrowings yield adjustment – interest rate swap	—	3,708	(3,708)	**
Interest income	(216)	(2)	(214)	**

Interest expense, net	$50,803	$6,318	$44,485	704.1%

**	Calculation is not meaningful.

Other Expense, net. Other expense, net, of $0.3 million for the three months ended March 31, 2012 represents a loss on disposition of assets.

Income Taxes. For the three months ended March 31, 2012 the Company recorded a tax benefit of $6.0 million on a pre-tax loss for the quarter of $18.1 million, resulting in an effective tax rate for the quarter of approximately 33.1%. For the three months ended March 31, 2011, the Company recorded income tax expense of $2.1 million on pre-tax income of $18.3 million, resulting in an effective tax rate for the quarter of 11.5%.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the change in the estimated amount of valuation allowance recorded on the Company’s net deferred tax assets.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the three months ended March 31, 2012 increased $64.1 million to $76.9 million from $12.8 million for the three months ended March 31, 2011.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,		% Change Three Months
	2012	2011	Ended

Net (loss) income	$(12,130)	$16,119	-175.3%
Depreciation and amortization	35,678	2,123	**
LMA fees	839	581	44.4%
Stock-based compensation expense	6,978	589	**
Gain on exchange or sale of assets or stations	—	(15,158)	**
Realized (gain) loss on derivative instrument	(88)	40	-320.0%
Acquisition-related costs	1,022	—	**
Interest expense, net	50,803	6,318	704.1%
Other (income) expense, net	(262)	2	**
Income tax (benefit) expense	(5,975)	2,149	**

Adjusted EBITDA	$76,865	$12,763	502.2%

**	Calculation is not meaningful.

Liquidity and Capital Resources

We currently have up to $200.0 million in availability under the Revolving Credit Facility and an incremental term loan facility for up to $500.0 million under the 2011 Credit Facilities, subject to certain conditions (see “—Liquidity Considerations” for further discussion).

Cash Flows provided by Operating Activities

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Net cash provided by operating activities	$60,278	$10,026

For the three months ended March 31, 2012, net cash provided by operating activities increased $50.3 million as compared to the three months ended March 31, 2011. The increase was primarily due to an increase in net revenues of $187.5 million and an aggregate increase in cash provided by operating assets and liabilities of $22.3 million, partially offset by increases in operating expenses and cash paid for interest of $124.4 million and $27.2 million, respectively.

Cash Flows used in Investing Activities

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Net cash used in investing activities	$(800)	$(1,786)

For the three months ended March 31, 2012, net cash used in investing activities decreased $1.0 million, primarily due to a $1.0 million decrease in acquisition costs.

Cash Flows used in Financing Activities

	Three Months Ended
	March 31,
(Dollars in thousands)	2012	2011

Net cash used in financing activities	$(58,437)	(18,619)

For the three months ended March 31, 2012, net cash used in financing activities increased $39.8 million, primarily due to the increased levels of repayment of debt in 2012 as compared to the same period in 2011 and the payment of preferred dividends.

2012 Acquisitions and Dispositions

We did not complete any material acquisitions or dispositions during the three months ended March 31, 2012.

2011 Acquisitions and Dispositions

For a detailed discussion on our 2011 acquisitions, see Note 2, “Acquisitions and Dispositions” in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We did not complete any material dispositions during the three months ended March 31, 2011.

2011 Refinancing Transactions

First Lien and Second Lien Credit Facilities

On September 16, 2011 and in order to complete the Global Refinancing, we entered into a (i) First Lien Credit Agreement (the “First Lien Facility”), dated as of September 16, 2011, among us, Cumulus Holdings, as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”), UBS Securities LLC (“UBS”), MIHI LLC (“Macquarie”), Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility”), dated as of September 16, 2011, among us, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.

The First Lien Facility consists of a $1.325 billion first lien term loan facility, maturing in September 2018 (the “First Lien Term Loan”), and a $300.0 million revolving credit facility, maturing in September 2016 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit and up to $30.0 million is available for swingline borrowings. The Second Lien Facility consists of a $790.0 million second lien term loan facility, maturing in September 2019 (the “Second Lien Term Loan”).

At March 31, 2012, there was $1.321 billion outstanding under the First Lien Term Loan, $100.0 million outstanding under the Revolving Credit Facility and $790.0 million outstanding under the Second Lien Term Loan.

Proceeds from borrowings under the First Lien Facility and Second Lien Facility were used, together with certain other funds, to (i) fund the cash portion of the purchase price paid in the Citadel Acquisition; (ii) repay in full amounts outstanding under the revolving credit facility under our pre-existing credit agreement (the “Terminated Credit Agreement”); (iii) repay all amounts outstanding under the credit facilities of CMP Susquehanna Corporation (“CMPSC”), an indirect wholly-owned subsidiary of CMP; (iv) redeem CMPSC’s outstanding 9.875% senior subordinated notes due 2014 and variable rate senior secured notes due 2014;

(v) redeem in accordance with their terms all outstanding shares of preferred stock of CMP Susquehanna Radio Holdings Corp., an indirect wholly-owned subsidiary of CMP (“Radio Holdings”) and the direct parent of CMPSC; and (vi) repay all amounts outstanding, including any accrued interest and the premiums thereon, under Citadel’s pre-existing credit agreement and to redeem its 7.75% senior notes due 2018.

Borrowings under the First Lien Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 4.5% on LIBOR-based borrowings and 3.5% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.25% for the First Lien Term Loan and 1.0% for the Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate Floor of 2.25% for the First Lien Term Loan and 2.0% for the Revolving Credit Facility. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan, as established from time to time, and (iii) 30 day LIBOR plus 1.0%. The First Lien Term Loan amortizes at a per annum rate of 1.0% of the original principal amount of the First Lien Term Loan, payable quarterly, which commenced on March 31, 2012, with the balance payable on the maturity date. Amounts outstanding under the Revolving Credit Facility are due and payable at maturity on September 16, 2016.

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

At March 31, 2012, borrowings under the First Lien Term Loan bore interest at 5.75% per annum, borrowings under the Revolving Credit Facility bore interest at 5.50% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum. Effective December 8, 2011, we entered into an interest rate cap agreement with JPMorgan with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of our LIBOR-based term loans at a maximum of 3.0% per annum. The interest rate cap agreement matures on December 8, 2015.

The representations, covenants and events of default in the 2011 Credit Facilities and the financial covenant in the First Lien Facility are customary for financing transactions of this nature. Events of default in the 2011 Credit Facilities include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain cross defaults and cross accelerations; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against us or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any material Federal Communications Commission (“FCC”) licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the First Lien Facility and the Second Lien Facility, as applicable). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the First Lien Facility and the Second Lien Facility, as applicable, and the ancillary loan documents as a secured party.

As a result of amounts being outstanding under the Revolving Credit Facility as of March 31, 2012, the First Lien Facility required compliance with a consolidated total net leverage ratio of 7.75 to 1.0 as of such date (and provides for reductions in such ratio beginning with the quarter ending June 30, 2012 if amounts remain outstanding under the Revolving Credit Facility). The Second Lien Facility does not contain any financial covenants.

The First Lien Facility also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

At March 31, 2012, we were in compliance with all of the required covenants under the First Lien Facility.

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

For the three months ended March 31, 2012, we recorded an aggregate of $3.0 million of amortization costs related to the credit facilities and 7.75% Senior Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our 2011 Annual Report on Form 10-K.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President and Chief Financial Officer (“CFO”), as

appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August 2005, the Company and certain other radio broadcasting companies were subpoenaed by the Office of the Attorney General of the State of New York in connection with the New York Attorney General’s investigation of promotional practices related to record companies’ dealings with radio stations broadcasting in New York. The Company is cooperating with the Attorney General in this investigation. It is not possible to reasonably estimate what the Company’s loss exposure, if any, that could be related to this investigation, but the Company does not currently anticipate that any exposure would materially adversely affect the Company’s financial condition or results of operations.

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

We currently, and expect that from time to time in the future we will be, party to, or a defendant in, various claims or lawsuits that are generally incidental to our business. We expect that we will vigorously contest any such claims or lawsuits and believe that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our annual report on Form 10-K for the year ended December 31, 2011 for information regarding known material risks that could affect our results of operations, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended March 31, 2012, we did not purchase any shares of our Class A Common Stock. As of March 31, 2012, we had authority to repurchase $68.3 million of our Class A Common Stock.

Item 6. Exhibits

10.1 —	Form of Non-Employee Director Restricted Stock Agreement.

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 —

The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements***.

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

CUMULUS MEDIA INC.

Date: May 7, 2012	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

10.1 —	Form of Non-Employee Director Restricted Stock Agreement.

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 —

The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.