Form 10-Q
period 2012-06-30
CUMULUS MEDIA INC
filed 2012-08-09
CIK 1058623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, the registrant had 167,488,902 outstanding shares of common stock consisting of (i) 154,404,364 shares of Class A common stock; (ii) 12,439,667 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$19,083	$30,592
Restricted cash	3,854	3,854
Accounts receivable, less allowance for doubtful accounts of $3,694 and $2,765 at June 30, 2012 and December 31, 2011, respectively	233,776	236,804
Trade receivable	7,178	5,967
Compensation held in trust	—	24,807
Prepaid expenses and other current assets	26,059	22,315
Current assets held for sale	72,350	—

Total current assets	362,300	324,339
Property and equipment, net	262,078	278,070
Broadcast licenses	1,598,228	1,625,415
Other intangible assets, net	315,539	390,509
Goodwill	1,292,725	1,334,512
Other assets	83,586	87,746

Total assets	$3,914,456	$4,040,591

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$112,108	$160,186
Trade payable	5,392	4,999
Current portion of long-term debt	13,250	13,250

Total current liabilities	130,750	178,435
Long-term debt, excluding 7.75% senior notes	2,171,990	2,227,287
7.75% senior notes	610,000	610,000
Other liabilities	62,512	63,938
Deferred income taxes	542,466	556,771

Total liabilities	3,517,718	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding at both June 30, 2012 and December 31, 2011	118,231	113,447

Total redeemable preferred stock	118,231	113,447

Stockholders’ equity
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 176,273,876 and 160,783,484 shares issued and 152,156,089 and 137,085,813 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1,763	1,608
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 shares issued and outstanding at both June 30, 2012 and December 31, 2011	124	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both June 30, 2012 and December 31, 2011	6	6
Treasury stock, at cost, 24,117,787 and 23,697,671 shares at June 30, 2012 and December 31, 2011, respectively	(251,915)	(251,666)
Additional paid-in-capital	1,517,988	1,526,114
Accumulated deficit	(989,459)	(985,473)

Total stockholders’ equity	278,507	290,713

Total liabilities, redeemable preferred stock and stockholders’ equity	$3,914,456	$4,040,591

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Broadcast revenues	$280,745	$61,116	$516,710	$111,657
Management fees	296	1,125	326	2,250

Net revenues	281,041	62,241	517,036	113,907
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	168,746	35,281	322,442	68,981
Depreciation and amortization	36,200	1,769	71,007	3,677
LMA fees	885	560	1,724	1,141
Corporate general and administrative expenses (including stock-based compensation expense of $5,928, $598, $12,906 and $1,187, respectively)	16,802	9,139	33,494	17,271
Gain on exchange of assets or stations	—	(120)	—	(15,278)
Realized loss on derivative instrument	841	1,205	753	1,244
Impairment of intangible assets	12,435	—	12,435	—

Total operating expenses	235,909	47,834	441,855	77,036

Operating income	45,132	14,407	75,181	36,871
Non-operating (expense) income:
Interest expense, net	(49,619)	(9,178)	(100,422)	(15,496)
Loss on early extinguishment of debt	—	(4,366)	—	(4,366)
Other (expense) income, net	(74)	(92)	190	(93)

Total non-operating expense, net	(49,693)	(13,636)	(100,232)	(19,955)

(Loss) income from continuing operations before income taxes	(4,561)	771	(25,051)	16,916
Income tax benefit (expense)	2,798	(1,582)	10,689	(3,483)

(Loss) income from continuing operations	(1,763)	(811)	(14,362)	13,433
Income from discontinued operations, net of taxes	9,906	2,152	10,375	4,027

Net income (loss)	8,143	1,341	(3,987)	17,460
Less: dividends declared and accretion of redeemable preferred stock	6,791	—	12,491	—

Income (loss) attributable to common shareholders	$1,352	$1,341	$(16,478)	$17,460

Basic and diluted (loss) income per common share (see Note 12, “Earnings Per Share”):
Basic: (Loss) income from continuing operations per share	$(0.05)	$(0.02)	$(0.17)	$0.32

Income from discontinued operations per share	$0.06	$0.05	$0.07	$0.10

Income (loss) per share	$0.01	$0.03	$(0.11)	$0.41

Diluted: (Loss) income from continuing operations per share	$(0.05)	$(0.02)	$(0.17)	$0.31

Income from discontinued operations per share	$0.06	$0.05	$0.07	$0.09

Income (loss) per share	$0.01	$0.03	$(0.11)	$0.40

Weighted average basic common shares outstanding	157,710,861	40,762,233	153,540,006	40,667,773

Weighted average diluted common shares outstanding	157,710,861	40,762,233	153,540,006	41,725,933

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(3,987)	$17,460
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	72,242	4,012
Amortization of debt issuance costs/discounts	5,061	733
Provision for doubtful accounts	1,598	644
(Gain) loss on sale of assets or stations	(183)	93
Gain on exchange of assets or stations	—	(15,278)
Impairment of intangible assets	12,435	—
Fair value adjustment of derivative instruments	1,003	(2,439)
Deferred income taxes	(14,302)	4,299
Stock-based compensation expense	12,906	1,187
Loss on early extinguishment of debt	—	4,366
Changes in assets and liabilities:
Restricted cash	—	4
Accounts receivable	4,789	(2,979)
Trade receivable	(1,211)	(544)
Prepaid expenses and other current assets	(1,217)	487
Other assets	(715)	710
Accounts payable and accrued expenses	(31,407)	8,011
Trade payable	393	504
Other liabilities	(2,215)	(948)

Net cash provided by operating activities	55,190	20,322
Cash flows from investing activities:
Proceeds from sale of assets or stations	426	—
Capital expenditures	(1,919)	(1,505)
Purchase of intangible assets	—	(170)

Net cash used in investing activities	(1,493)	(1,675)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(57,000)	(593,754)
Tax withholding payments on behalf of employees	(1,909)	(666)
Preferred stock dividends	(6,458)	—
Exercise of warrants	161	19
Proceeds from issuance of senior notes	—	610,000
Deferred financing costs	—	(17,507)

Net cash used in financing activities	(65,206)	(1,908)
(Decrease) increase in cash and cash equivalents	(11,509)	16,739
Cash and cash equivalents at beginning of period	30,592	12,814

Cash and cash equivalents at end of period	$19,083	$29,553

Supplemental disclosures of cash flow information:
Interest paid	$97,441	$12,214
Income taxes paid	2,909	144
Supplemental disclosures of non-cash flow information:
Compensation held in trust	24,807	—
Trade revenue	13,642	7,611
Trade expense	12,705	7,326

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

Nature of Business

Cumulus Media believes it is the largest pure-play radio broadcaster in the United States based on number of stations. At June 30, 2012, Cumulus Media owned or operated more than 570 radio stations (including under local marketing agreements, or “LMAs”) in 120 United States media markets and a nationwide radio network serving over 4,000 stations.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and six months ended June 30, 2012, the cash flows for the six months ended June 30, 2012 and the Company’s financial condition as of June 30, 2012, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2012.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Certain assets were classified as held for sale as of June 30, 2012 (see Note 3, “Discontinued Operations”). The results of operations associated with these assets were separately reported, net of the related tax impact, for all periods presented in the accompanying condensed consolidated statements of operations because the operations and cash flows generated by these assets will be eliminated from the Company’s consolidated results of operations as a result of the disposal transaction and the Company will not have continuing involvement in the operations of the stations after their disposal.

Recent Accounting Pronouncements

ASU 2011-04. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards (“IFRS”). This standard gives clarification for the highest and best use valuation concepts. The ASU also provides guidance on fair value measurements relating to instruments classified in stockholders’ equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. The Company adopted the prescribed disclosures which became effective January 1, 2012, for its condensed consolidated financial statements as of such date. See Note 8, “Fair Value Measurements.”

ASU 2011-05. In June 2011, the FASB issued ASU 2011-05, which amends the guidance in ASC Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. This ASU requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI have not changed nor has the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 does not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. The Company adopted this guidance effective January 1, 2012. Since the Company has no transactions classified as OCI, the adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

2. Acquisitions and Dispositions

2012 Acquisitions

The Company did not complete any material acquisitions during the three or six months ended June 30, 2012. However, on July 31, 2012, the Company completed its previously announced sale of 55 stations in eleven non-strategic markets to Townsquare Media, LLC (“Townsquare”) in exchange for ten of Townsquare’s radio stations in Bloomington, IL and Peoria, IL, plus approximately $115.8 million in cash. The transaction is part of the Company’s ongoing efforts to focus on radio stations in top markets and geographically strategic regional clusters. The stations sold by the Company operated in the following markets: Augusta, ME; Bangor, ME; Binghamton, NY; Bismarck, ND; Grand Junction, CO; Killeen-Temple, TX; New Bedford, MA; Odessa-Midland, TX; Presque Isle, ME; Sioux Falls, SD and Tuscaloosa, AL. The Company used the majority of the proceeds to pay down outstanding debt. For additional information about this transaction, see Note 3, “Discontinued Operations.”

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

In conjunction with this asset exchange, the Company recorded a net gain of $15.3 million, which is included in gain on exchange of assets or stations in the accompanying condensed consolidated statements of operations in the six months ended June 30, 2011.

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

Under the acquisition method of accounting for business combinations, the purchase price for the CMP Acquisition has been allocated among the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Goodwill as of the acquisition date was measured as the excess of consideration over the net acquisition date fair value of the assets acquired and the liabilities assumed. The fair values of the assets acquired and liabilities assumed represent management’s estimates based on information available as of the date of acquisition. The Company fair valued its historical 25.0% equity interest in CMP and recorded a gain of $11.6 million, the difference between the fair value at the date of completion of the CMP Acquisition and the carrying value, which was zero, given CMP’s historical losses. With respect to certain outstanding preferred stock of CMP, the Company recorded $0.5 million in dividends for the period from August 1, 2011, the acquisition date, to September 16, 2011. This preferred stock was redeemed on September 16, 2011 for approximately $41.6 million.

The table below summarizes the final purchase price allocation in the CMP Acquisition (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Fair value of equity consideration to CMP Sellers (1)	$34,909
Fair value of equity consideration to holders of CMP Restated Warrants (2)	29,021
Preferred stock of CMP (3)	41,069
Fair value of assumed debt	619,234

Total purchase price	724,233
Existing equity interest in CMP (4)	11,636

Total fair value for allocation	$735,869

(1)	Fair value, equal to the closing price of the Company’s Class A common stock on the NASDAQ Global Select Market (“NASDAQ”) on August 1, 2011, of the 9.9 million shares of our common stock issued to affiliates of the CMP Sellers.
(2)	Fair value, equal to the closing price of the Company’s Class A common stock on the NASDAQ on August 1, 2011, of the CMP Restated Warrants, which are exercisable for 8.3 million shares of our common stock.
(3)	Fair value of preferred stock is the par value of $32.8 million plus cumulative undeclared dividends of $8.3 million.
(4)	Equal to the closing price of our Class A common stock on the NASDAQ on August 1, 2011, multiplied by the estimated 3.3 million shares of common stock that we would have received in exchange for the equity interests in CMP that the Company owned immediately prior to the CMP Acquisition.

The table below summarizes the final purchase price allocation in the CMP Acquisition among the tangible and intangible assets acquired, and liabilities assumed, based on management’s estimates of their fair values as of the date of the CMP Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$61,598
Property and equipment	29,092
Broadcast licenses	317,917
Other intangibles	94,422
Goodwill	403,130
Other assets	11,014
Current liabilities	(12,869)
Other long-term liabilities	(5,730)
Deferred income taxes	(162,705)

Total purchase price	$735,869

The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and weighted average cost of capital of 10.5%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $402.6 million of the acquired goodwill balance is non-deductible for tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were CMP’s high operating margins, strong sales force and employee base, and its overall market presence.

The indefinite-lived intangible assets acquired in the CMP Acquisition consist of broadcast licenses and goodwill. The definite-lived intangible assets acquired in the CMP Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Advertising relationships	6	$94,422

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

In connection with the closing of the Citadel Acquisition and the completion of the Company’s previously announced related global refinancing (the “Global Refinancing”), on September 16, 2011, the Company repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of the Company’s wholly-owned subsidiaries, and (c) Citadel. This Global Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 7, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of the Company’s common stock, preferred stock and warrants to purchase common stock to certain investors (see Note 10, “Stockholders’ Equity”). The $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”) issued by the Company in May 2011 remained outstanding.

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

Under the acquisition method of accounting for business combinations, the purchase price in the Citadel Acquisition has been allocated among the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The fair value of the assets acquired and liabilities assumed represent management’s estimates based on information available as of the date of acquisition.

The table below summarizes the final purchase price allocation in the Citadel Acquisition (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Cash consideration to Citadel stockholders	$1,405,471
Common stock issued to Citadel stockholders (1)	178,122
Stock-based compensation value	576
Cash consideration to Citadel to settle Citadel obligations	736,072

Total purchase price	$2,320,241

(1)	Fair value of the 22.7 million shares of the Company’s common stock and warrants to purchase 47.6 million shares of the Company’s common stock issued in the Citadel Acquisition and 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, based on the closing price of the Company’s Class A common stock on September 15, 2011.

Certain termination-related compensation amounts resulting from the Citadel Acquisition were funded prior to closing and were classified as compensation held in trust on the condensed consolidated balance sheet as of December 31, 2011. These amounts were settled during the first quarter of 2012.

The table below summarizes the final purchase price allocation in the Citadel Acquisition among the tangible and intangible assets acquired, and liabilities assumed, therein based on management’s estimates of their fair values as of the date of the Citadel Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$328,306
Property and equipment	221,697
Broadcast licenses	1,135,669
Other intangibles	333,480
Goodwill	861,305
Other assets	18,794
Current liabilities	(106,799)
Other long-term liabilities	(38,660)
Deferred income taxes	(433,551)

Total purchase price	$2,320,241

The material assumptions utilized in the valuation of intangible assets included expected overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10.0%. Goodwill is equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $756.6 million of the acquired goodwill balance is non-deductible for income tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were Citadel’s station platform throughout prominent national markets and its overall employee base, including its experienced sales force. During the three and six months ended June 30, 2012, the Company recorded goodwill purchase accounting adjustments primarily related to fair value adjustments of assets and liabilities totaling approximately $9.1 million and $8.3 million, respectively. These adjustments are reflected in the table above.

The indefinite-lived intangible assets acquired in the Citadel Acquisition consist of broadcast licenses and goodwill.

The definite-lived intangible assets acquired in the Citadel Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Broadcast advertising relationships	6	$235,800
Affiliate relationships	5	40,700
Network advertising relationships	5	18,300
Other contracts and agreements	2-4	38,680

The following pro forma information assumes the CMP Acquisition and the Citadel Acquisition occurred as of January 1, 2010. The pro forma financial information also includes the business combination accounting effects of the CMP Acquisition and the Citadel Acquisition, including Cumulus’s amortization expense resulting from acquired intangible assets, the elimination of certain intangible asset amortization expense incurred by CMP and Citadel, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had either the CMP Acquisition or the Citadel Acquisition actually occurred on January 1, 2010 or on any other historical date, nor is it reflective of the Company’s expected actual financial position or results of operations for any future period (dollars in thousands):

	Supplemental Pro Forma Data
Description	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total revenue	$300,061	$554,305
Net income	3,666	572

The pro forma financial information set forth above for the three and six months ended June 30, 2011 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the CMP Acquisition and the Citadel Acquisition; (ii) interest expense assuming the 7.75% Senior Notes were issued and outstanding and replaced the Company’s historical debt for all periods; (iii) the completion of the Global Refinancing undertaken in connection with the completion of the Citadel Acquisition for all periods; and (iv) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.

Completed Dispositions

The Company did not complete any material dispositions during the three or six months ended June 30, 2012 or 2011.

3. Discontinued Operations

On July 31, 2012, the Company completed its previously announced sale of 55 stations in eleven non-strategic markets to Townsquare in exchange for ten of Townsquare’s radio stations in Bloomington, IL and Peoria, IL, plus approximately $115.8 million in cash. The transaction is part of the Company’s ongoing efforts to focus on radio stations in top markets and geographically strategic regional clusters. The stations sold by the Company operated in the following markets: Augusta, ME; Bangor, ME; Binghamton, NY; Bismarck, ND; Grand Junction, CO; Killeen-Temple, TX; New Bedford, MA; Odessa-Midland, TX; Presque Isle, ME; Sioux Falls, SD and Tuscaloosa, AL. The Company used a majority of the proceeds to repay outstanding borrowings under its Revolving Credit Facility which amounts are available for further reborrowing, and to repurchase and redeem a portion of its outstanding Series A Preferred Stock. Accordingly, the results of operations associated with these stations were separately reported, net of the related tax impact, for all periods presented in the accompanying condensed consolidated statements of operations, and the aggregate amount of assets to be disposed of has been classified as assets held for sale as of June 30, 2012.

The following table presents the main classes of assets associated with the stations that were held for sale as of June 30, 2012 (dollars in thousands):

2012
Current lease assets held for sale:
Prepaid expenses and other current assets	$180
Property and equipment, net	7,668
Broadcast licenses	25,490
Other intangibles, net	6,880
Goodwill	32,132

Total current assets held for sale	$72,350

Components of Results of Discontinued Operations

For the three and six months ended June 30, 2012 and 2011, income from discontinued operations was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Discontinued operations:
Net revenues	$11,000	$6,937	$20,321	$13,130
Operating income	4,382	2,940	6,769	5,063
Non-operating expense	(5)	—	(7)	—

Income from discontinued operations before taxes	4,377	2,940	6,762	5,063
Income tax benefit (expense)	5,529	(788)	3,613	(1,036)

Income from discontinued operations	$9,906	$2,152	$10,375	$4,027

During the three and six months ended June 30, 2012, the Company recognized a $7.2 million deferred tax benefit related to the release of a valuation allowance resulting from the inclusion of deferred tax liabilities on assets previously regarded as having an indefinite life that were classified as held for sale as of June 30, 2012. The deferred tax benefit is reflected in income tax expense for discontinued operations.

4. Restricted Cash

As of June 30, 2012 and December 31, 2011, the Company’s balance sheet includes approximately $3.8 million in restricted cash, of which $2.2 million relates to a cash reserve from the Citadel Acquisition. The reserve is expected to be used to satisfy the remaining allowed, disputed or unreconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. $1.6 million of the restricted cash balance relates to securing the maximum exposure generated by automated clearing house transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash.

5. Intangible Assets and Goodwill

The following table presents the changes in intangible assets other than goodwill during the periods from January 1, 2011 to December 31, 2011 and January 1, 2012 to June 30, 2012, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2011	$160,418	$552	$160,970
Acquisition	11,355	77	11,432
Disposition	(1,533)	(83)	(1,616)
Amortization	—	(41)	(41)

Balance as of June 30, 2011	$170,240	$505	$170,745

Balance as of January 1, 2012	1,625,415	390,509	2,015,924
Current assets held for sale	(25,490)	(6,880)	(32,370)
Purchase price allocation adjustments	(1,581)	957	(624)
Impairment	—	(12,435)	(12,435)
Disposition	(116)	—	(116)
Amortization	—	(56,612)	(56,612)

Balance as of June 30, 2012	$1,598,228	$315,539	$1,913,767

The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2012 to June 30, 2012 and January 1, 2011 to June 30, 2011, and balances as of such dates (dollars in thousands):

	2012	2011
Balance as of January 1:
Goodwill	$1,564,253	$285,820
Accumulated impairment losses	(229,741)	(229,741)

Subtotal	1,334,512	56,079
Acquisition	—	4,343
Current assets held for sale	(32,132)	—
Purchase price allocation adjustments	(9,550)	—
Disposal	(105)	—
Balance as of June 30:
Goodwill	1,522,466	290,163
Accumulated impairment losses	(229,741)	(229,741)

Total	$1,292,725	$60,422

In connection with each of the CMP Acquisition and the Citadel Acquisition, the Company made certain allocations of the purchase price paid therein among each of the tangible and intangible assets and liabilities acquired, including goodwill. Adjustments to these allocations are reflected as purchase price allocation adjustments during the periods ended December 31, 2011 and June 30, 2012 and are included in the acquisition balances as of such dates. Purchase price allocation adjustments during the six months ended June 30, 2012 were primarily related to fair value adjustments of certain acquired broadcast licenses, property and equipment, current assets and current liabilities.

The Company has significant intangible assets recorded comprised primarily of indefinite-lived broadcast licenses, definite-lived advertiser relationships and goodwill acquired through the acquisition of radio stations. The Company reviews the carrying value of its indefinite-lived intangible assets and goodwill at least annually for impairment and on an interim basis if events or circumstances indicate that such assets may be impaired. If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the quarter ended June 30, 2012, the Company recognized an impairment of $12.4 million of a definite-lived intangible asset related to the cancellation of an underlying contract.

6. Derivative Financial Instruments

The Company’s derivative financial instruments are as follows:

Interest Rate Cap

On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 include long-term assets of $0.1 million and $0.4 million, respectively, attributable to the fair value of the interest rate cap. The Company reported interest expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2012, respectively, inclusive of the change in fair value adjustment. The interest rate cap matures on December 8, 2015.

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

The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 reflect other long-term liabilities of $12.2 million and $11.4 million, respectively, to include the fair value of the Green Bay Option. The Company recorded $0.8 million of expense in realized losses on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during each of the three and six months ended June 30, 2012 and $1.2 million of expense in realized losses on derivative instruments for each of the three and six months ended June 30, 2011.

May 2005 Option

In May 2005, the Company entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company, for two years, from March 13, 2009 through March 31, 2011.

The May 2005 Option was exercised on March 11, 2009. This instrument was not highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company deemed it speculative and accounted for the changes in the May 2005 Option’s value as a current element of interest expense. The May 2005 Option expired on March 13, 2011 in accordance with the terms of the original agreement. The Company reported interest income related to this option of $0.0 million and $3.7 million, inclusive of the fair value adjustment during the three and six months ended June 30, 2011, respectively.

The location and fair value amounts of derivatives in the unaudited condensed consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments:

Interest rate cap	Other long-term assets	$126	$376
Green Bay Option	Other long-term liabilities	(12,151)	(11,398)

	Total	$(12,025)	$(11,022)

The location of income or expense recognized due to adjustments to the fair values of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table (dollars in thousands):

		Amount of Expense (Income) Recognized on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments	Statement of Operations Location	2012	2011	2012	2011
Interest rate cap	Interest expense	$165	$—	$250	$—
Green Bay Option	Realized losses on derivative instrument	841	1,204	753	1,244
May 2005 Option	Interest income	—	—	—	(3,683)

	Total	$1,006	$1,204	$1,003	$(2,439)

7. Long-Term Debt

The Company’s long-term debt consisted of the following as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011
Term loan and revolving credit facilities:
First Lien Term Loan	$1,318,000	$1,325,000
Second Lien Term Loan	790,000	790,000
Revolving Credit Facility	100,000	150,000
Less: Term loan discount	(22,760)	(24,463)

Total term loan and revolving credit facilities	2,185,240	2,240,537
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	(13,250)	(13,250)

Long-term debt, net	$2,781,990	$2,837,287

First Lien and Second Lien Credit Facilities

On September 16, 2011, to complete the Global Refinancing, the Company entered into a (i) First Lien Credit Agreement (the “First Lien Facility”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan as Administrative Agent, UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility” and, together with the First Lien Facility, the “2011 Credit Facilities”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.

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

At June 30, 2012, there was $1.318 billion outstanding under the First Lien Term Loan, $100.0 million outstanding under the Revolving Credit Facility and $790.0 million outstanding under the Second Lien Term Loan.

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

At June 30, 2012, borrowings under the First Lien Term Loan bore interest at 5.75% per annum, borrowings under the Revolving Credit Facility bore interest at 5.50% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum. The Company’s interest rate cap agreement with JPMorgan caps the interest rate on an equivalent amount of the Company’s LIBOR-based term loans at a maximum of 3.0% per annum. See Note 6, “Derivative Financial Instruments” for additional information.

The representations, covenants and events of default in the 2011 Credit Facilities and financial covenants in the First Lien Facility are customary for financing transactions of this nature. Events of default in the 2011 Credit Facilities include, among others: (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to comply with (and not timely remedy, if applicable) certain financial covenants (as required by the First Lien Facility); (c) certain cross defaults and cross accelerations; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the First Lien Facility and the Second Lien Facility, as applicable). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the First Lien Facility and the Second Lien Facility, as applicable, and the ancillary loan documents as a secured party.

As a result of amounts being outstanding under the Revolving Credit Facility as of June 30, 2012, the First Lien Facility required compliance with a consolidated total net leverage ratio of 7.50 to 1.0 as of such date. Such ratio will be reduced in future periods if amounts remain outstanding under the Revolving Credit Facility at an applicable date. The Second Lien Facility does not contain any financial covenants.

The First Lien Facility also requires our compliance with customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

At June 30, 2012, the Company was in compliance with all of the required covenants under the First Lien Facility.

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

For the three and six months ended June 30, 2012, the Company recorded an aggregate of $2.1 million and $5.1 million, respectively, of amortization costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.

8. Fair Value Measurements

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 were as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate cap (1)	$126	$—	$126	$—

Financial liabilities:
Other long-term liabilities
Green Bay Option (2)	$(12,151)	$—	$—	$(12,151)

(1)	The Company is party to an interest rate cap pursuant to which the Company pays a fixed interest rate on a $71.3 million notional amount of its term loans. The fair value of the Company’s interest rate cap is determined based on a discounted cash flow analysis on the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.

(2)	The fair value of the Green Bay Option was determined using certain significant unobservable inputs (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option were transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.

The assets associated with the Company’s interest rate cap are measured within Level 2 on the fair value hierarchy. To estimate the fair value of the interest rate cap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach, with all significant inputs derived from or corroborated by observable market data. See Note 6, “Derivative Financial Instruments.”

The reconciliation below contains the components of the change in fair value associated with the Green Bay Option from January 1, 2012 to June 30, 2012 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2012	$(11,398)
Add: Mark to market fair value adjustment	(753)

Fair value balance at June 30, 2012	$(12,151)

Quantitative information regarding the significant unobservable inputs related to the Green Bay Option as of June 30, 2012 were as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$ (12,151)	Black-Scholes Model	Risk adjusted discount rate	7.8%
		Total term	1.2 years
		Volatility rate	47.4%
		Annual dividend rate	0.0%
		Bond equivalent yield discount rate	0.2%

Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement. For example, a decrease in the risk adjusted discount rate would result in a higher liability.

The carrying values of receivables, payables, and accrued expenses approximate their respective fair values due to the short maturity of these instruments.

The Company’s long-term debt is classified within Level 2 of the fair value hierarchy. The following table shows the gross amounts and fair value of the Company’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and 7.75% Senior Notes (dollars in thousands):

	June 30, 2012	December 31, 2011
First Lien Term Loan:
Carrying value	$1,318,000	$1,325,000
Fair value	1,321,295	1,305,125

Second Lien Term Loan:
Carrying value	$790,000	$790,000
Fair value	795,925	770,250

Revolving Credit Facility:
Carrying value	$100,000	$150,000
Fair value	100,000	150,000

7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value	574,132	541,680

As of June 30, 2012, the Company used the trading prices of 100.3% and 100.8% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 94.1% to calculate the fair value of the 7.75% Senior Notes.

As of December 31, 2011, the Company used the trading prices of 98.5% and 97.5% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 88.8% to calculate the fair value of the 7.75% Senior Notes.

9. Redeemable Preferred Stock

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

During the three and six months ended June 30, 2012, the Company accrued $4.4 million and $7.7 million, respectively, in dividends, paid $3.3 million and $6.5 million, respectively, in cash dividends and accreted $2.4 million and $4.8 million, respectively, on the Series A Preferred Stock. There were no similar dividend payments or accretions related to the Series A Preferred Stock during the three and six months ended June 30, 2011. The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011.

10. Stockholders’ Equity

The Company is authorized to issue an aggregate of 1,450,644,871 shares of stock divided into four classes consisting of: (i) 750,000,000 shares designated as Class A common stock, (ii) 600,000,000 shares designated as Class B common stock, (iii) 644,871 shares designated as Class C common stock and (iv) 100,000,000 shares of preferred stock, each with a par value of $0.01 per share (see Note 9, “Redeemable Preferred Stock”). Effective September 16, 2011, upon the filing of the Third Amended and Restated Charter, each then-outstanding share of Class D common stock was converted to one share of Class B common stock.

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

On September 16, 2011, pursuant to the Equity Investment, the Company issued and sold (i) 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the “Crestview Warrants”) to an affiliate of Crestview; (ii) 125,000 shares of Series A Preferred Stock to an affiliate of Macquarie (see Note 9, “Redeemable Preferred Stock”); and (iii) 4.7 million shares of Class A common stock and warrants to purchase 24.1 million shares of Class A common stock (the “UBS Warrants,” and, together with the Citadel Warrants, the “Company Warrants”) to UBS and certain other investors to whom UBS syndicated a portion of its investment commitment.

Common Stock

Except with regard to voting and conversion rights, shares of Class A, Class B and Class C common stock are identical in all respects. The preferences, qualifications, limitations, restrictions, and the special or relative rights in respect of the common stock and the various classes of common stock are as follows:

•

Voting Rights. The holders of shares of Class A common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders of the Company, and the holders of shares of Class C common stock are entitled to ten votes for each share of Class C common stock held. Generally, the holders of shares of Class B common stock are not entitled to vote on any matter. However, holders of Class B common stock and Class C common stock are entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of Class B common stock or Class C common stock, respectively, that does not similarly affect the rights or obligations of the holders of Class A common stock. The holders of Class A common stock and of Class C common stock vote together, as a single class, on all matters submitted to a vote to the stockholders of the Company.

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

2009 Warrants

As described above, in June 2009, in connection with the execution of an amendment to the Terminated Credit Agreement, the Company issued the 2009 Warrants. The 2009 Warrants expire on June 29, 2019. Each 2009 Warrant is immediately exercisable to purchase Class A common stock at an exercise price of $1.17 per share. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At June 30, 2012, 1.1 million 2009 Warrants remain outstanding.

CMP Restated Warrants

As described above and in connection with the completion of the CMP Acquisition, Radio Holdings entered into an amended and restated warrant agreement, dated as of August 1, 2011 (the “Restated Warrant Agreement”). Pursuant to the Restated Warrant Agreement, and subject to the terms and conditions thereof, the previously outstanding 3.7 million Radio Holdings warrants were amended and restated to no longer be exercisable for shares of common stock of Radio Holdings but instead be exercisable, commencing on May 2, 2012 (the “Exercise Date”) at an exercise price of $0.01 per share, for an aggregate of approximately 8.3 million shares of Class B common stock (the “CMP Restated Warrants”). The CMP Restated Warrants expired by their terms on July 31, 2012, which was the 90th day succeeding the Exercise Date. Through June 30, 2012, approximately 0.3 million CMP Restated Warrants were converted into approximately 0.6 million shares of common stock and, as of June 30, 2012, CMP Restated Warrants exercisable for an aggregate of 7.7 million shares of Class B common stock (which are convertible into an equivalent number of shares of Class A common stock, subject to certain limitations) remained outstanding.

Equity Held in Reserve

Citadel emerged from bankruptcy effective June 3, 2010 and, as of September 16, 2011, certain bankruptcy-related claims against Citadel remained open for final resolution. As part of the Citadel Acquisition and as of June 30, 2012, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of these remaining allowed, disputed or unreconciled unsecured claims. If excess shares remain in reserve after resolution of all remaining allowed, disputed or unreconciled unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid—on capital on the condensed consolidated balance sheets at June 30, 2012 and December 31, 2011.

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

During the six months ended June 30, 2012, approximately 14.9 million Company Warrants were converted into shares of Class A common stock with an aggregate total of 32.4 million being converted since issuance through June 30, 2012. At June 30, 2012, 39.2 million Company Warrants remained outstanding.

Crestview Warrants

Pursuant to the Equity Investment, but pursuant to a separate warrant agreement, the Company issued the Crestview Warrants. The 7.8 million Crestview Warrants are exercisable until September 16, 2021 and the $4.34 per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of June 30, 2012, all 7.8 million Crestview Warrants remained outstanding.

11. Stock-Based Compensation Expense

On February 16, 2012, the Company granted 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year. In addition, on February 16, 2012, the Company granted time-vesting stock options to purchase 1,357,500 shares of Class A common stock to certain Company employees under the Cumulus Media Inc. 2011 Equity Incentive Plan with an aggregate grant date fair value of $3.0 million. The options have an exercise price of $4.34 per share and provide for 30% vesting on each of September 16, 2012 and February 16, 2013 and 20% vesting on each of February 16, 2014 and 2015.

The Company has certain liability-based awards related to the cash consideration portion of the Citadel Acquisition (“Liability Awards”). For the three and six months ended June 30, 2012, the Company recognized approximately $2.7 million and $6.9 million, respectively, in stock-based compensation expense related to Liability Awards and $3.2 million and $6.0 million in stock-based compensation expense related to equity awards. For the three and six months ended June 30, 2011, the Company recognized approximately $0.6 million and $1.2 million, respectively, of stock-based compensation expense.

As of June 30, 2012, unrecognized stock-based compensation expense of approximately $23.2 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.7 years. There is no unrecognized stock-based compensation expense related to Liability Awards as of June 30, 2012. Unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

The total fair value of restricted stock awards that vested during the six months ended June 30, 2012 was $19.1 million, of which $13.2 million related to the Company’s Liability Awards and was paid in cash. The total fair value of restricted stock awards that vested during the six months ended June 30, 2011 was $2.1 million. No options were exercised during either of the six months ended June 30, 2012 or 2011.

12. Earnings Per Share (“EPS”)

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

Non-vested restricted shares of Class A common stock, the Company Warrants and the CMP Restated Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income available to common shareholders. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Because the Company has not historically paid dividends to common stockholders, earnings are allocated to each participating security and common share equally, after deducting dividends declared on the Series A Preferred Stock. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic (Loss) Earnings Per Share
Numerator:
Undistributed net (loss) income from continuing operations	$(1,763)	$(811)	$(14,362)	$13,433
Less:
Dividends declared	4,375	—	7,708	—
Accretion of redeemable preferred stock	1,852	—	4,620	—
Participation rights of unvested restricted stock in undistributed earnings	—	—	—	542

Basic undistributed net (loss) income from continuing operations - attributable to common shares	$(7,990)	$(811)	$(26,690)	$12,891

Denominator:
Basic weighted average shares outstanding	157,711	40,762	153,540	40,668

Basic (loss) income from continuing operations common shares per share - attributable to common shares	$(0.05)	$(0.02)	$(0.17)	$0.32

Diluted (Loss) Earnings Per Share:
Numerator:
Undistributed net (loss) income from continuing operations	$(1,763)	$(811)	$(14,362)	$13,433
Less:
Dividends declared	4,375	—	7,708	—
Accretion of redeemable preferred stock	1,852	—	4,620	—
Participation rights of unvested restricted stock in undistributed earnings	—	—	—	529

Basic undistributed net (loss) income from continuing operations - attributable to common shares	$(7,990)	$(811)	$(26,690)	$12,904

Denominator:
Basic weighted average shares outstanding	157,711	40,762	153,540	40,668
Effect of dilutive options and warrants	—	—	—	1,058

Diluted weighted average shares outstanding	157,711	40,762	153,540	41,726

Diluted (loss) earnings from continuing operations common shares per share - attributable to common shares	$(0.05)	$(0.02)	$(0.17)	$0.31

Potentially dilutive equivalent shares outstanding for the three and six months ended June 30, 2012 consist of approximately 56.2 million and 57.6 million, respectively, additional shares of common stock related to outstanding warrants to purchase common stock, which were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive. Potentially dilutive equivalent shares outstanding for the three months ended June 30, 2011 consist of additional shares of common stock related to 1.8 million restricted shares, 0.8 million warrants and 0.2 million stock options, which were excluded from the computation of diluted weighted average shares outstanding as their effect was antidilutive. There were no potentially dilutive equivalent shares related to restricted stock, stock options or warrants for the six months ended June 30, 2011.

Revisions to Prior Period Financial Statements

In connection with the preparation of the Company’s Condensed Consolidated Financial Statements for three and six months ended June 30, 2012, the Company identified an error in the manner in which earnings per share was calculated. Upon completion of the Company’s evaluation of the earnings per share calculation, it was determined that the weighted average shares outstanding used in the denominator of the earnings per share calculation was improperly calculated.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff a Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company elected to present revised financial information for the three and nine months ended September 30, 2011, and the year ended December 31, 2011. The error had no impact on any other periods previously presented.

The following tables present the effect of this revision on earnings per share for all periods affected:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Basic income per common share	$0.64	$0.14	$0.78	$1.27	$0.15	$1.42
Diluted income per common share	$0.60	$0.12	$0.72	$1.21	$0.14	$1.35

	Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised
Basic income per common share	$0.48	$0.14	$0.62
Diluted income per common share	$0.46	$0.13	$0.59

13. Income Taxes

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

For the three and six months ended June 30, 2012, the Company recorded tax benefits of $2.8 million and $10.7 million, respectively, on a pre-tax loss from continuing operations of $4.6 million and $25.1 million, respectively, resulting in an effective tax rate for the three and six months ended June 30, 2012 of approximately 60.9% and 42.6%, respectively. For the three and six months ended June 30, 2011, the Company recorded income tax expense of $1.6 million and $3.5 million, respectively, on pre-tax income from continuing operations of $0.8 million and $16.9 million, respectively, resulting in effective tax rates of 200.0% and 20.7% for the three and six months ended June, 30, 2011, respectively.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the change in the estimated amount of valuation allowance recorded on the Company’s net deferred tax assets. As of June 30, 2012, the Company continues to maintain a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company’s indefinite lived intangible assets. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Accounting for Income Taxes. As of June 30, 2012, the Company does not believe it is more likely than not that the deferred tax assets will be recognized. In reaching this determination, the Company believes that its history of cumulative losses over the past three years outweighs other positive evidence that it is more likely than not that the Company’s deferred tax assets will be recognized. Should the Company’s experience of earning pre-tax income over the past two years continue into the future, the Company may release all or a portion of the valuation allowance during 2012, which would impact the Company’s net income (loss) in the period of adjustment.

14. Commitments and Contingencies

Future Commitments

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, The American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. In January 2010, the Radio Music License Committee (the “RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, filed motions in the New York courts against these organizations on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI. On January 27, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and ASCAP concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement is a $75.0 million industry fee credit against fees previously paid in 2010 and 2011, with such fees to be credited over the remaining period of the contract. The Company began recognizing the ASCAP credits as a reduction in direct operating expenses on January 1, 2012. In June 2012, the RMLC signed a term sheet detailing a proposed agreement with BMI that would result in a revenue-based agreement from the flat rate structure instituted in the 2003 contract. While the contract still requires federal court approval, it includes a $70.5 million industry fee refund for fees previously paid in 2010 and 2011, which, if the agreement is approved, is expected to be credited to stations in 2012. The Company has not recognized any credits related to BMI fees as of June 30, 2012.

The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron was $72.9 million as of June 30, 2012 and is expected to be paid in accordance with the agreements through June 2016.

The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

Legal Proceedings

On January 21, 2010, a former employee of CMP Susquehanna Corp. (“CMPSC”) (which became a subsidiary of Cumulus upon completion of the CMP Acquisition on August 1, 2011) filed a purported class action lawsuit, pending in the United States District Court, Northern District of California, San Francisco Division (the “Court”), against CMPSC claiming (i) unlawful failure to pay required overtime wages; (ii) late pay and waiting time penalties; (iii) failure to provide accurate itemized wage statements; (iv) failure to indemnify for necessary expenses and losses; and (v) unfair trade practices under California’s Unfair Competition Act. On September 2, 2011, CMPSC and this former employee entered into a Joint Stipulation re: Settlement and Release of Class Action Claims (the “Settlement”) with respect to such lawsuit. The Settlement was preliminarily approved by the Court on February 6, 2012 and provides for the payment by CMPSC of a maximum of $0.9 million in full and final settlement of all of the claims made in the lawsuit. Final approval by the Court was obtained on July 13, 2012.

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

15. Supplemental Condensed Consolidating Financial Information

At June 30, 2012, Cumulus and certain of its wholly owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or Cumulus Media Inc. (the “Parent Guarantor”). Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

The following tables present (i) condensed consolidating statements of operations for the three and six months ended June 30, 2012 and 2011, (ii) condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, and (iii) condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

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

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2012

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$280,745	$—	$—	$280,745
Management fees	296	—	—	—	—	296

Net revenues	296	—	280,745	—	—	281,041
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	168,222	524	—	168,746
Depreciation and amortization	345	—	35,855	—	—	36,200
LMA fees	—	—	885	—	—	885
Corporate general and administrative expenses (including stock-based compensation expense of $5,928)	16,802	—	—	—	—	16,802
Realized loss on derivative instrument	—	—	841	—	—	841
Impairment of intangible assets	—	—	12,435	—	—	12,435

Total operating expenses	17,147	—	218,238	524	—	235,909
Non-operating (expense) income:
Operating (loss) income	(16,851)	—	62,507	(524)	—	45,132

Interest expense, net	—	(49,921)	302	—	—	(49,619)
Loss on early extinguishment of debt	—	—	—	—	—	—
Other expense, net	—	—	(74)	—	—	(74)

Total non-operating expense (income), net	—	(49,921)	228	—	—	(49,693)

(Loss) income from continuing operations before income taxes	(16,851)	(49,921)	62,735	(524)	—	(4,561)
Income tax benefit	—	—	340	2,458	—	2,798

(Loss) income from continuing operations	(16,851)	(49,921)	63,075	1,934	—	(1,763)

Income from discontinued operations, net of taxes	—	—	11,341	(1,435)	—	9,906

Earnings (loss) from consolidated subsidiaries	24,994	74,915	499	—	(100,408)	—

Net income (loss)	$8,143	$24,994	$74,915	$499	$(100,408)	$8,143

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2011

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$61,116	$—	$—	$61,116
Management fees	1,125	—	—	—	—	1,125

Net revenues	1,125	—	61,116	—	—	62,241
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	34,957	324	—	35,281
Depreciation and amortization	328	—	1,441	—	—	1,769
LMA fees	—	—	560	—	—	560
Corporate general and administrative expenses (including stock-based compensation expense of $598)	9,139	—	—	—	—	9,139
Gain on exchange of assets or stations	—	—	(120)	—	—	(120)
Realized loss on derivative instrument	—	—	1,205	—	—	1,205

Total operating expenses	9,467	—	38,043	324	—	47,834

Operating (loss) income	(8,342)	—	23,073	(324)	—	14,407
Non-operating (expense) income:
Interest expense, net	(2,747)	(6,435)	4	—	—	(9,178)
Loss on early extinguishment of debt	(4,366)	—	—	—	—	(4,366)
Other expense, net	—	—	(92)	—	—	(92)

Total non-operating expense, net	(7,113)	(6,435)	(88)	—	—	(13,636)

(Loss) income from continuing operations before income taxes	(15,455)	(6,435)	22,985	(324)	—	771
Income tax expense	—	—	—	(1,582)	—	(1,582)

(Loss) income from continuing operations	(15,455)	(6,435)	22,985	(1,906)	—	(811)

Income from discontinued operations, net of taxes	—	—	2,940	(788)	—	2,152

Earnings (loss) from consolidated subsidiaries	16,796	23,231	(2,694)	—	(37,333)	—

Net income (loss)	$1,341	$16,796	$23,231	$(2,694)	$(37,333)	$1,341

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2012

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$516,710	$—	$—	$516,710
Management fees	326	—	—	—	—	326

Net revenues	326	—	516,710	—	—	517,036
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	321,396	1,046	—	322,442
Depreciation and amortization	566	—	70,441	—	—	71,007
LMA fees	—	—	1,724	—	—	1,724
Corporate general and administrative expenses (including stock-based compensation expense of $12,906)	33,494	—	—	—	—	33,494
Realized loss on derivative instrument	—	—	753	—	—	753
Impairment of intangible assets	—	—	12,435	—	—	12,435

Total operating expenses	34,060	—	406,749	1,046	—	441,855

Operating (loss) income	(33,734)	—	109,961	(1,046)	—	75,181

Non-operating (expense) income:
Interest (expense) income, net	—	(101,020)	598	—	—	(100,422)
Other expense, net	—	—	190	—	—	190

Total non-operating (expense) income, net	—	(101,020)	788	—	—	(100,232)

(Loss) income from continuing operations before income taxes	(33,734)	(101,020)	110,749	(1,046)	—	(25,051)
Income tax benefit	—	—	1,268	9,421	—	10,689

(Loss) income from continuing operations	(33,734)	(101,020)	112,017	8,375	—	(14,362)

Income from discontinued operations, net of taxes	—	—	13,490	(3,115)	—	10,375

Earnings (loss) from consolidated subsidiaries	29,747	130,767	5,260	—	(165,774)	—

Net (loss) income	$(3,987)	$29,747	$130,767	$5,260	$(165,774)	$(3,987)

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2011

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$111,657	$—	$—	$111,657
Management fees	2,250	—	—	—	—	2,250

Net revenues	2,250	—	111,657	—	—	113,907
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	68,457	524	—	68,981
Depreciation and amortization	719	—	2,958	—	—	3,677
LMA fees	—	—	1,141	—	—	1,141
Corporate general and administrative expenses (including stock-based compensation expense of $1,187)	17,271	—	—	—	—	17,271
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Realized loss on derivative instrument	—	—	1,244	—	—	1,244

Total operating expenses	17,990	—	58,522	524	—	77,036

Operating (loss) income	(15,740)	—	53,135	(524)	—	36,871

Non-operating (expense) income:
Interest (expense) income, net	(9,067)	(6,435)	6	—	—	(15,496)
Loss on early extinguishment of debt	(4,366)	—	—	—	—	(4,366)
Other expense, net	—	—	(93)	—	—	(93)

Total non-operating expense, net	(13,433)	(6,435)	(87)	—	—	(19,955)

(Loss) income from continuing operations before income taxes	(29,173)	(6,435)	53,048	(524)	—	16,916
Income tax expense	—	—	(220)	(3,263)	—	(3,483)

(Loss) income from continuing operations	(29,173)	(6,435)	52,828	(3,787)	—	13,433

Income from discontinued operations, net of taxes	—	—	5,063	(1,036)	—	4,027

Earnings (loss) from consolidated subsidiaries	46,633	53,068	(4,823)	—	(94,878)	—

Net income (loss)	$17,460	$46,633	$53,068	$(4,823)	$(94,878)	$17,460

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2012

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,093	$—	$3,990	$—	$—	$19,083
Restricted cash	3,854	—	—	—	—	3,854
Accounts receivable, less allowance for doubtful accounts of $3,694	—	—	233,776	—	—	233,776
Trade receivable	—	—	7,178	—	—	7,178
Prepaid expenses and other current assets	8,605	—	17,130	324	—	26,059
Current assets held for sale	—	—	46,860	25,490	—	72,350

Total current assets	27,552	—	308,934	25,814	—	362,300
Property and equipment, net	4,995	—	257,083	—	—	262,078
Broadcast licenses	—	—	—	1,598,228	—	1,598,228
Other intangible assets, net	—	—	315,539	—	—	315,539
Goodwill	—	—	1,292,725	—	—	1,292,725
Investment in consolidated subsidiaries	260,854	3,138,333	1,169,513	—	(4,568,700)	—
Other assets	13,738	51,127	18,721	—	—	83,586

Total assets	$307,139	$3,189,460	$3,362,515	$1,624,042	$(4,568,700)	$3,914,456

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$15,255	$15,135	$81,718	$—	$—	$112,108
Trade payable	—	—	5,392	—	—	5,392
Current portion of long-term debt	—	13,250	—	—	—	13,250

Total current liabilities	15,255	28,385	87,110	—	—	130,750
Long-term debt, excluding 7.75% senior notes	—	2,171,990	—	—	—	2,171,990
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	13,377	—	49,135	—	—	62,512
Deferred income taxes	—	—	87,937	454,529	—	542,466

Total liabilities	28,632	2,810,375	224,182	454,529	—	3,517,718

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding	—	118,231	—	—	—	118,231

Total redeemable preferred stock	—	118,231	—	—	—	118,231

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 176,273,876 shares issued and 152,156,089 shares outstanding	1,763	—	—	—	—	1,763
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 shares issued and outstanding	124	—	—	—	—	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,117,787 shares	(251,915)	—	—	—	—	(251,915)
Additional paid-in-capital	1,517,988	77,990	3,733,637	2,138,191	(5,949,818)	1,517,988
Accumulated (deficit) equity	(989,459)	182,864	(595,304)	(968,678)	1,381,118	(989,459)

Total stockholders’ equity (deficit)	278,507	260,854	3,138,333	1,169,513	(4,568,700)	278,507

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$307,139	$3,189,460	$3,362,515	$1,624,042	$(4,568,700)	$3,914,456

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,714	$—	$18,878	$—	$—	$30,592
Restricted cash	3,854	—	—	—	—	3,854
Accounts receivable, less allowance for doubtful accounts of $2,765	—	—	236,804	—	—	236,804
Trade receivable	—	—	5,967	—	—	5,967
Compensation held in trust	24,807					24,807
Prepaid expenses and other current assets	6,542	—	14,762	1,011	—	22,315

Total current assets	46,917	—	276,411	1,011	—	324,339
Property and equipment, net	6,555	—	271,515	—	—	278,070
Broadcast licenses	—	—	—	1,625,415	—	1,625,415
Other intangible assets, net	—	—	390,509	—	—	390,509
Goodwill	—	—	1,334,512	—	—	1,334,512
Investment in consolidated subsidiaries	323,436	3,247,865	1,157,317	—	(4,728,618)	—
Other assets	13,577	55,176	18,993	—	—	87,746

Total assets	$390,485	$3,303,041	$3,449,257	$1,626,426	$(4,728,618)	$4,040,591

Liabilities, Redeemable Preferred Stockand Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$57,220	$15,621	$87,070	$275	$—	$160,186
Trade payable	—	—	4,999	—	—	4,999
Current portion of long-term debt	—	13,250	—	—	—	13,250

Total current liabilities	57,220	28,871	92,069	275	—	178,435
Long-term debt, excluding 7.75% senior notes	—	2,227,287	—	—	—	2,227,287
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	42,552	—	21,386	—	—	63,938
Deferred income taxes	—	—	87,937	468,834	—	556,771

Total liabilities	99,772	2,866,158	201,392	469,109	—	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding	—	113,447	—	—	—	113,447

Total redeemable preferred stock	—	113,447	—	—	—	113,447

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share;
750,000,000 shares authorized; 160,783,484shares issued and 137,085,813 shares outstanding	1,608	—	—	—	—	1,608
Class B common stock, par value $0.01 per share;
600,000,000 shares authorized; 12,439,667shares issued and outstanding	124	—	—	—	—	124
Class C common stock, par value $0.01 per share;
644,871 shares authorized; 644,871 sharesissued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 23,697,671 shares	(251,666)	—	—	—	—	(251,666)
Additional paid-in-capital	1,526,114	169,234	3,972,850	2,131,251	(6,273,335)	1,526,114
Accumulated (deficit) equity	(985,473)	154,202	(724,985)	(973,934)	1,544,717	(985,473)

Total stockholders’ equity (deficit)	290,713	323,436	3,247,865	1,157,317	(4,728,618)	290,713

Total liabilities, redeemable preferred stock andstockholders’ equity (deficit)	$390,485	$3,303,041	$3,449,257	$1,626,426	$(4,728,618)	$4,040,591

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2012

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,987)	$29,747	$130,767	$5,260	$(165,774)	$(3,987)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	566	—	71,676	—	—	72,242
Amortization of debt issuance costs/discounts	—	5,061	—	—	—	5,061
Loss on early extinguishment of debt	—					—
Provision for doubtful accounts	—	—	1,598	—	—	1,598
Gain on sale of assets or stations	—	—	(183)	—	—	(183)
Impairment of intangible assets	—		12,435			12,435
Fair value adjustment of derivative instruments	250	—	753	—	—	1,003
Deferred income taxes	—	—	(7,991)	(6,311)	—	(14,302)
Stock-based compensation expense	12,906	—	—	—	—	12,906
Earnings from consolidated subsidiaries	29,747	130,767	5,260	—	(165,774)	—
Changes in assets and liabilities	(34,105)	(102,117)	(227,960)	1,051	331,548	(31,583)

Net cash provided by (used in) operating activities	5,377	63,458	(13,645)	—	—	55,190
Cash flows from investing activities:
Proceeds from sale of assets or stations	426	—	—	—	—	426
Capital expenditures	(676)	—	(1,243)	—	—	(1,919)

Net cash used in investing activities	(250)	—	(1,243)	—	—	(1,493)
Cash flows from financing activities:
Repayments of borrowings under term loans and revolving credit facilities	—	(57,000)	—	—	—	(57,000)
Tax withholding payments on behalf of employees	(1,909)	—	—	—	—	(1,909)
Preferred stock dividends	—	(6,458)	—	—	—	(6,458)
Exercise of warrants	161	—	—	—	—	161

Net cash used in by financing activities	(1,748)	(63,458)	—	—	—	(65,206)
Increase (decrease) in cash and cash equivalents	3,379	—	(14,888)	—	—	(11,509)
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592

Cash and cash equivalents at end of period	$15,093	$—	$3,990	$—	$—	$19,083

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2011

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$17,460	$46,633	$53,068	$(4,823)	$(94,878)	$17,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	719	—	3,293	—	—	4,012
Amortization of debt issuance costs/discounts	445	288	—	—	—	733
Provision for doubtful accounts	—	—	644	—	—	644
Loss on sale of assets or stations	—	.	93	—	—	93
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Fair value adjustment of derivative instruments	(3,683)	—	1,244	—	—	(2,439)
Deferred income taxes	—	—	—	4,299	—	4,299
Stock-based compensation expense	1,187	—	—	—	—	1,187
Loss on early extinguishment of debt	4,366	—	—	—	—	4,366
Earnings from consolidated subsidiaries	46,633	53,068	(4,823)	—	(94,878)	—
Changes in assets and liabilities	544,230	(692,482)	(36,953)	694	189,756	5,245

Net cash provided by (used in) operating activities	611,357	(592,493)	1,288	170	—	20,322
Cash flows from investing activities:
Capital expenditures	(252)	—	(1,253)	—	—	(1,505)
Purchase of intangible assets	—	—	—	(170)	—	(170)

Net cash used in investing activities	(252)	—	(1,253)	(170)	—	(1,675)
Cash flows from financing activities:
Repayments of borrowings under term loans and revolving credit facilities	(593,754)	—	—	—	—	(593,754)
Tax withholding payments on behalf of employees	(666)	—	—	—	—	(666)
Exercise of warrants	19	—	—	—	—	19
Proceeds from issuance of senior notes	—	610,000	—	—	—	610,000
Deferred financing costs	—	(17,507)	—	—	—	(17,507)

Net cash (used in) provided by financing activities	(594,401)	592,493	—	—	—	(1,908)
(Decrease) increase in cash and cash equivalents	16,704	—	35	—	—	16,739
Cash and cash equivalents at beginning of period	12,638	—	176	—	—	12,814

Cash and cash equivalents at end of period	$29,342	$—	$211	$—	$—	$29,553

16. Subsequent Event

On July 31, 2012, the Company completed its previously announced sale of 55 stations in eleven non-strategic markets to Townsquare in exchange for ten of Townsquare’s radio stations in Bloomington, IL and Peoria, IL, plus approximately $115.8 million in cash. The transaction is part of the Company’s ongoing efforts to focus on radio stations in top markets and geographically strategic regional clusters. The stations sold by the Company operated in the following markets: Augusta, ME; Bangor, ME; Binghamton, NY; Bismarck, ND; Grand Junction, CO; Killeen-Temple, TX; New Bedford, MA; Odessa-Midland, TX; Presque Isle, ME; Sioux Falls, SD and Tuscaloosa, AL. The Company used a majority of the proceeds to repay outstanding borrowings under its Revolving Credit Facility which amounts are available for further reborrowing, and to repurchase and redeem a portion of its outstanding Series A Preferred Stock. Accordingly, the results of operations associated with these stations were separately reported, net of the related tax impact, for all periods presented in the accompanying condensed consolidated statements of operations, and the aggregate amount of assets to be disposed of has been classified as assets held for sale as of June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our inability to renew one or more of our broadcast licenses, changes in interest rates, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies and cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

Factors Affecting Comparability

Primarily as a result of the completion of the significant transactions described below in the third quarter of 2011, we believe that our results of operations for the three and six months ended June 30, 2012 will provide only limited comparability to our results of operations for the three and six months ended June 30, 2011. Investors are cautioned to not place undue reliance on any such comparison. Aggregate revenues of $44.1 million and $80.0 million for the three and six months ended June 30, 2012, respectively, attributable to Cumulus Media Partners LLC (“CMP”) and $184.7 million and $339.4 million for the three and six months ended June 30, 2012, respectively, attributable to Citadel are included in the accompanying unaudited condensed consolidated financial statements for such periods.

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

In connection with the closing of the Citadel Acquisition, we undertook a number of significant refinancing transactions, all as described in more detail in “—Liquidity and Capital Resources” below.

Operating Overview

We are the largest pure-play radio broadcaster in the United States based on number of stations. At June 30, 2012, we owned or operated more than 570 radio stations (including under LMAs) in 120 United States media markets and nationwide radio networks serving over 4,000 stations. Under LMAs, we provide sales and marketing services for eight radio stations in the United States in exchange for a management or consulting fee. In addition to entering into LMAs, we have in the past, and expect that we will from time to time in the future enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

Liquidity Considerations

Historically, our principal needs for funds have been for acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters including, but not limited to, expenses relating to our ongoing integration of Citadel and CMP and additional expenses incurred in connection with those operations, including the operations of our acquired radio network.

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

On September 16, 2011 in connection with the closing of the Citadel Acquisition and to complete the Global Refinancing, we entered into the First Lien Facility and the Second Lien Facility (each as defined in “—Liquidity and Capital Resources – 2011 Refinancing Transactions”). The First Lien Facility consists of the $1.325 billion First Lien Term Loan and the $300.0 million Revolving Credit Facility. The Second Lien Facility consists of the $790.0 million Second Lien Term Loan. On that date and also in connection therewith, we used borrowings of $1.325 billion under the First Lien Term Loan, $200.0 million under the Revolving Credit Facility and $790.0 million under the Second Lien Term Loan, along with proceeds from the Equity Investment, to repay approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) ours (including the repayment of amounts outstanding under, and the termination of, the Terminated Credit Facility), (b) certain of our wholly-owned subsidiaries, and (c) Citadel.

Also in connection with the Citadel Acquisition and as part of the transactions included in the Global Refinancing, we completed the previously announced internal restructuring into a holding company structure, which included transferring the remaining assets and operations held directly or indirectly by us, other than the equity interests of our direct wholly-owned subsidiary Cumulus Media Holdings Inc. (“Cumulus Holdings”), to Cumulus Holdings (the “Internal Restructuring”) and in which, among other things, Cumulus Holdings was substituted for us as the issuer under the $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”), which remain outstanding.

Pursuant to the Equity Investment, on September 16, 2011, we issued and sold (i) 51.8 million shares of Class A common stock to Crestview; (ii) 125,000 shares of Series A Preferred Stock to Macquarie; and (iii) 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of our Class A common stock to UBS and certain other investors. Also pursuant thereto, we issued the Crestview Warrants to purchase 7.8 million shares of Class A common stock, at an exercise price of $4.34 per share. Dividends on the Series A Preferred Stock accrued at a rate of 10.0% per annum from issuance until March 15, 2012, and accrue at 14.0% per annum for the period commencing on March 16, 2012 and ending on September 15, 2013, with additional increases for every two-year period thereafter. The dividends are payable in cash, except that, at our option, up to 50.0% of the dividends for any period may be paid through the issuance of additional shares of Series A Preferred Stock. Payment of dividends on the Series A Preferred Stock is in preference and prior to any dividends payable on any class of our common stock and, in the event of any liquidation, dissolution or winding up, holders of Series A Preferred Stock are entitled to the liquidation value thereof prior to, and in preference of, payment of any amounts to holders of any class of our common stock. Subsequent to June 30, 2012 we used approximately $50 million in cash to repurchase and reduce a portion of the outstanding shares of Series A Preferred Stock.

We have assessed the current and expected implications of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of June 30, 2012, that cash on hand, cash expected to be generated from operating activities, borrowing availability under the Revolving Credit Facility and, if necessary, any further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and repurchases of securities and other debt obligations through June 30, 2013. However, given the uncertainty of our markets’ cash flows, the quality of our accounts receivable, uncertainties in connection with the integration of the CMP Acquisition and the Citadel Acquisition, including with respect to the timing and achievement of expected synergies therefrom, no assurances can be provided in this regard.

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

Our radio stations strive to maximize revenue by managing their on-air inventory of advertising. The optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $13.6 million and $7.6 million in the six months ended June 30, 2012 and 2011, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 72.3% and 79.8% of our total revenues during the six months ended June 30, 2012 and 2011, respectively.

Our advertising revenues vary by quarter throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter generally produces the lowest revenues of each annual period as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues in each year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives.

Adjusted EBITDA is the financial metric utilized by management to analyze the cash flow generated by our business. The Company presents Adjusted EBITDA including the impact of both continuing and discontinued operations. This measure isolates the amount of income generated by our radio stations after the incurrence of corporate general and administrative expenses. Management also uses this measure to determine the contribution of our radio station portfolio, including the corporate resources employed to manage the portfolio, to the funding of our other operating expenses and to the funding of debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes or calculating and determining our compliance with certain covenants contained in our first lien credit facility.

In deriving this measure, management excludes depreciation, amortization and stock-based compensation expense, as these do not represent cash payments for activities related to the operation of the radio stations. In addition, we also exclude LMA fees from our calculation of Adjusted EBITDA, even though such fees require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our First Lien Facility. Management excludes any gain or loss on the exchange or sale of radio stations as it does not represent a cash transaction. Management also excludes any realized gain or loss on derivative instruments as it does not represent a cash transaction nor is it associated with radio station operations. Management excludes any impairment of goodwill and intangible assets as it does not require a cash outlay. Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a radio company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for radio broadcasting companies. Given the relevance to our overall value, management believes that investors consider the metric to be extremely useful.

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

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Three Months	% Change Six Months
	2012	2011	2012	2011	Ended	Ended
STATEMENT OF OPERATIONS DATA:
Net revenues	$281,041	$62,241	$517,036	$113,907	351.5%	353.9%
Direct operating expenses (excluding depreciation,
amortization and LMA fees)	168,746	35,281	322,442	68,981	378.3%	367.4%
Depreciation and amortization	36,200	1,769	71,007	3,677	* *	*	*
LMA fees	885	560	1,724	1,141	58.0%	51.1%
Corporate, general and administrative expenses
(including stock-based compensation expense)	16,802	9,139	33,494	17,271	83.8%	93.9%
Gain on exchange of assets or stations	—	(120)	—	(15,278)	* *	*	*
Realized losses on derivative instrument	841	1,205	753	1,244	-30.2%	-39.5%
Impairment of intangible assets	12,435	—	12,435	—	* *	*	*

Operating income	45,132	14,407	75,181	36,871	213.3%	103.9%
Interest expense, net	(49,619)	(9,178)	(100,422)	(15,496)	440.6%	548.1%
Loss on early extinguishment of debt	—	(4,366)	—	(4,366)	* *	*	*
Other (expense) income, net	(74)	(92)	190	(93)	-19.6%	*	*

(Loss) income from continuing operations before income taxes	(4,561)	771	(25,051)	16,916	* *	*	*
Income tax benefit (expense)	2,798	(1,582)	10,689	(3,483)	* *	*	*

Income (loss) from continuing operations	(1,763)	(811)	(14,362)	13,433	* *	*	*
Income from discontinued operations, net of taxes	9,906	2,152	10,375	4,027	360.3%	157.6%

Net income (loss)	$8,143	$1,341	$(3,987)	$17,460	507.2%	*	*

OTHER DATA:
Adjusted EBITDA (1)	$110,875	$21,479	$187,740	$34,240	416.2%	448.3%

**	Calculation is not meaningful.
(1)	Adjusted EBITDA consists of net income before depreciation and amortization, LMA fees, franchise taxes, acquisition costs, stock-based compensation expense, gain or loss on the exchange or sale of assets or stations, any realized gain or loss on derivative instruments, any impairment of intangibles, interest expense, net, any gain or loss on the early extinguishment of debt, other income or expense, gain on equity investment in CMP and income tax expense. Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP. See management’s explanation of this measure and the reasons for its use and presentation, along with a quantitative reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, above under “Advertising Revenue and Adjusted EBITDA” and below under “Adjusted EBITDA.”

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Revenues. Net revenues for the three months ended June 30, 2012 increased $218.8 million, or 351.5%, to $281.0 million, compared to $62.2 million for the three months ended June 30, 2011. This increase reflects the impact of net revenues from CMP and Citadel, as well as a $2.7 million increase in political advertising. Revenue growth was partially offset by short term revenue impacts resulting from strategic format changes in some markets, general downward trends in the overall macro economic environment and reduced use of trade advertising on acquired stations. Additionally, management fee income decreased $0.8 million primarily related to the completion of the CMP Acquisition and related discontinuation of the CMP management agreement.

Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the three months ended June 30, 2012 increased $133.4 million, or 378.3%, to $168.7 million, compared to $35.3 million for the three months ended June 30, 2011. This increase reflects the impact of direct operating expenses from CMP and Citadel in addition to a $1.3 million increase in broadcast rights. Previously announced synergies resulted in additional expense decreases due to reduced compensation costs, discretionary spending related to promotions and nontraditional revenue generating events, and enhanced expense controls.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2012 increased $34.4 million to $36.2 million, compared to $1.8 million for the three months ended June 30, 2011. This increase reflects the impact of additional depreciation and amortization expense from assets acquired in the Citadel Acquisition and the CMP Acquisition, partially offset by a $0.4 million decrease in depreciation expense on assets within our legacy markets due to a more fully depreciated asset base.

Corporate General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate general and administrative expenses, including stock-based compensation expense, for the three months ended June 30, 2012 increased $7.7 million, or 83.8%, to $16.8 million, compared to $9.1 million for the three months ended June 30, 2011. This increase is primarily comprised of a $5.3 million increase in stock-based compensation expense and $2.5 million related to the restructuring and consolidation of leased properties, which is included in acquisition-related costs.

Realized Losses on Derivative Instrument. For the three months ended June 30, 2012 and 2011, we recorded losses of $0.8 million and $1.2 million, respectively, related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA.

Impairment of Intangible Assets. For the three months ended June 30, 2012, we recorded a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. There was no similar impairment for the three months ended June 30, 2011.

Interest Expense, net. Total interest expense, net of interest income, for the three months ended June 30, 2012 increased $40.4 million, or 440.6%, to $49.6 million compared to $9.2 million for the three months ended June 30, 2011. Interest expense associated with outstanding debt increased by $38.9 million to $47.7 million as compared to $8.8 million in the prior year period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of the Acquisition of CMP and Citadel and the Global Refinancing in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months Ended June 30,		2012 vs 2011
	2012	2011	$ Change	% Change
7.75% Senior Notes	$11,819	$6,435	$5,384	83.7%
Bank borrowings – term loans and revolving credit facilities	35,848	2,350	33,498	*	*
Other interest expense	2,089	395	1,694	428.9%
Change in fair value of interest rate cap	165	—	165	*	*
Interest income	(302)	(2)	(300)	*	*

Interest expense, net	$49,619	$9,178	$40,441	440.6%

**	Calculation is not meaningful.

Loss on Early Extinguishment of Debt. For the three months ended June 30, 2011, we recorded $4.4 million in loss on early extinguishment of debt as a result of our debt refinancing in May 2011. There was no similar extinguishment of debt during the three months ended June 30, 2012.

Other Expense, net. Other expense, net, was $0.1 million for each of the three months ended June 30, 2012 and 2011 and represents a loss on disposition of assets.

Income Taxes. For the three months ended June 30, 2012, the Company recorded a tax benefit of $2.8 million on a pre-tax loss from continuing operations of $4.6 million, resulting in an effective tax rate of approximately 60.9%. For the three months ended June 30, 2011, the Company recorded income tax expense of $1.6 million on pre-tax income of $0.8 million, resulting in an effective tax rate of 200.0%.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the change in the estimated amount of valuation allowance recorded on the Company’s net deferred tax assets.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the three months ended June 30, 2012 increased $89.4 million to $110.9 million from $21.5 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Revenues. Net revenues for the six months ended June 30, 2012 increased $403.1 million, or 353.9%, to $517.0 million, compared to $113.9 million for the six months ended June 30, 2011. This increase reflects the impact of net revenues from CMP and Citadel, as well as a $4.7 million increase in political advertising. Revenue growth was partially offset by short term revenue impacts resulting from strategic format changes in some markets, general downward trends in the overall macro economic environment and reduced use of trade advertising on acquired stations. Additionally, management fee income decreased $1.9 million primarily related to the completion of the CMP Acquisition and related discontinuation of the CMP management agreement.

Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the six months ended June 30, 2012 increased $253.4 million, or 367.4%, to $322.4 million, compared to $69.0 million for the six months ended June 30, 2011. This increase reflects the impact of direct operating expenses from Citadel and CMP. Previously announced synergies resulted in additional expense decreases due to reduced compensation costs, discretionary spending related to promotions, and nontraditional revenue generating events, and enhanced expense controls.

Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2012 increased $67.3 million to $71.0 million, compared to $3.7 million for the six months ended June 30, 2011. This increase reflects the impact of additional depreciation and amortization expense from assets acquired in the Citadel Acquisition and the CMP Acquisition, partially offset by a $0.9 million decrease in depreciation expense on assets within our legacy markets due to a more fully depreciated asset base.

Corporate General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate general and administrative expenses, including stock-based compensation expense, for the six months ended June 30, 2012 increased $16.2 million, or 93.9%, to $33.5 million, compared to $17.3 million for the six months ended June 30, 2011. This increase is primarily comprised of a $11.7 million increase in stock-based compensation expense, additional personnel costs of $3.5 million, a $1.1 million decrease in professional fees, and a $0.1 million reduction in acquisition costs since the prior year period included costs associated with the CMP and Citadel acquisitions.

Gain on Exchange of Assets or Stations. During the six months ended June 30, 2011, we completed an exchange transaction with Clear Channel Communications, Inc. (“Clear Channel”) to swap our Canton, Ohio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.3 million. We did not complete any similar transactions in six months ended June 30, 2012.

Realized Losses on Derivative Instrument. For the six months ended June 30, 2012 and 2011, we recorded losses of $0.8 million and $1.2 million, respectively, related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA.

Impairment of Intangible Assets. For the six months ended June 30, 2012, we recorded an definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. There was no similar impairment for the six months ended June 30, 2011.

Interest Expense, net. Total interest expense, net of interest income, for the six months ended June 30, 2012 increased $84.9 million, or 548.1%, to $100.4 million compared to $15.5 million for the six months ended June 30, 2011. Interest expense associated with outstanding debt increased by $81.0 million to $95.7 million as compared to $14.7 million in the prior year period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of the CMP and Citadel Acquisitions and the Global Refinancing in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Six Months Ended June 30,		2012 vs 2011
	2012	2011	$ Change	% Change
7.75% Senior Notes	$23,638	$6,435	$17,203	267.3%
Bank borrowings – term loans and revolving credit facilities	72,067	8,306	63,761	767.6%
Bank borrowings yield adjustment—interest rate swap	—	3,708	(3,708)	-100.0%
Other interest expense	5,065	731	4,334	592.9%
Change in fair value of interest rate cap and option agreement	250	(3,680)	3,930	* *
Interest income	(598)	(4)	(594)	* *

Interest expense, net	$100,422	$15,496	$84,926	548.1%

**	Calculation is not meaningful.

Loss on Early Extinguishment of Debt. For the six months ended June 30, 2011, the Company recorded $4.4 million in loss on early extinguishment of debt as a result of our debt refinancing in May 2011. There was no similar extinguishment of debt during the six months ended June 30, 2012.

Other Income (Expense), net. Other income, net of $0.2 million for the six months ended June 30, 2012 represents a gain on disposition of assets as compared to other expense, net of $0.1 million for the six months ended June 30, 2011, which represents a loss on disposition of assets.

Income Taxes. For the six months ended June 30, 2012, the Company recorded a tax benefit of $10.7 million on a pre-tax loss from continuing operations of $25.1 million, resulting in an effective tax rate of approximately 42.6%. For the six months ended June 30, 2011, the Company recorded income tax expense of $3.5 million on pre-tax income from continuing operations of $16.9 million, resulting in an effective tax rate of 20.7%.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the change in the estimated amount of valuation allowance recorded on the Company’s net deferred tax assets.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the six months ended June 30, 2012 increased $153.5 million to $187.7 million from $34.2 million for the six months ended June 30, 2011.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended		Six Months Ended		% Change	% Change
	June 30,		June 30,		Three Months	Six Months
	2012	2011	2012	2011	Ended	Ended
Net income (loss)	$8,143	$1,341	$(3,987)	$17,460	507.2%	*	*
Depreciation and amortization	36,200	1,769	71,007	3,677	* *	*	*
LMA fees	885	560	1,724	1,141	58.0%	51.1%
Stock-based compensation expense	5,928	598	12,906	1,187	891.3%	987.3%
Gain on exchange or sale of assets or stations	—	(120)	—	(15,278)	* *	*	*
Realized losses on derivative instrument	841	1,205	753	1,244	-30.2%	-39.5%
Impairment of intangible assets	12,435	—	12,435	—	* *	*	*
Acquisition-related costs	4,443	—	5,465	—	* *	*	*
Franchise taxes	265	—	265	—	* *	*	*
Interest expense, net	49,619	9,178	100,422	15,496	440.6%	548.1%
Other expense (income), net	74	92	(190)	93	-19.6%	*	*
Loss on early extinguishment of debt	—	4,366	—	4,366	* *	*	*
Income tax (benefit) expense	(2,798)	1,582	(10,689)	3,483	* *	*	*
Depreciation and amortization from discontinued operations	364	120	1,235	335	203.3%	268.7%
Non-operating expense from discontinued operations	5	—	7	—	* *	*	*
Income tax expense from discontinued operations	(5,529)	788	(3,613)	1,036	-801.6%	-448.7%

Adjusted EBITDA	$110,875	$21,479	$187,740	$34,240	416.2%	448.3%

**	Calculation is not meaningful.

Liquidity and Capital Resources

As of June 30, 2012, we had $200.0 million in availability under the Revolving Credit Facility and an incremental term loan facility for up to $500.0 million under the 2011 Credit Facilities, subject to certain conditions (see “—Liquidity Considerations” for further discussion).

Cash Flows provided by Operating Activities

	Six Months Ended June 30,
	2012	2011
(Dollars in thousands)
Net cash provided by operating activities	$55,190	$20,322

For the six months ended June 30, 2012, net cash provided by operating activities increased $34.9 million as compared to the six months ended June 30, 2011. The increase was primarily due to an increase in net revenues of $403.1 million, partially offset by an aggregate decrease in cash provided by operating assets and liabilities of $36.8 million, increases in operating expenses and cash paid for interest of $257.9 million and $85.2 million, respectively.

Cash Flows used in Investing Activities

	Six Months Ended June 30,
	2012	2011
(Dollars in thousands)
Net cash used in investing activities	$(1,493)	$(1,675)

For the six months ended June 30, 2012, net cash used in investing activities decreased $0.2 million, primarily due to proceeds from sale of assets or stations of $0.4 million, partially offset by an increase in capital expenditures and purchase of intangible assets of $0.2 million.

Cash Flows used in Financing Activities

	Six Months Ended June 30,
	2012	2011
(Dollars in thousands)
Net cash used in financing activities	$(65,206)	$(1,908)

For the six months ended June 30, 2012, net cash used in financing activities increased $63.3 million. Cash flows used in financing activities for the six months ended June 30, 2012 primarily consisted of repayments of borrowings under our term loans and revolving credit facilities of $57.0 million and payments of dividends on preferred stock of $6.5 million. For the six months ended June 30, 2011, net cash used in financing activities included proceeds from the completion of our offering of 7.75% Senior Notes, the proceeds of which were used to repay $575.8 million outstanding under our then-existing term loan facility, and repayment of $18.0 million of other borrowings paid down during the first quarter of 2011. In addition, deferred financing costs of $17.5 million were incurred in the 2011 period in association with this debt refinancing.

2012 Acquisitions and Dispositions

We did not complete any material acquisitions or dispositions during the three or six months ended June 30, 2012.

Discontinued Operations

On July 31, 2012, the Company completed its previously announced sale of 55 stations in eleven non-strategic markets to Townsquare Media, LLC (“Townsquare”) in exchange for ten of Townsquare’s radio stations in Bloomington, IL and Peoria, IL, plus approximately $115.8 million in cash. The transaction is part of the Company’s ongoing efforts to focus on radio stations in top markets and geographically strategic regional clusters. The stations sold by the Company operated in the following markets: Augusta, ME; Bangor, ME; Binghamton, NY; Bismarck, ND; Grand Junction, CO; Killeen-Temple, TX; New Bedford, MA; Odessa-Midland, TX; Presque Isle, ME; Sioux Falls, SD and Tuscaloosa, AL. The Company used a majority of the proceeds to repay outstanding borrowings under the Revolving Credit Facility (as defined below) which amounts are available for future borrowing, and to repurchase and redeem a portion of its outstanding Series A Preferred Stock. Additional information regarding discontinued operations is provided in Note 3, “Discontinued Operations” in the accompanying unaudited condensed consolidated financial statements.

2011 Acquisitions and Dispositions

For a detailed discussion on our 2011 acquisitions, see Note 2, “Acquisitions and Dispositions” in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We did not complete any material dispositions during the three or six months ended June 30, 2011.

2011 Refinancing Transactions

First Lien and Second Lien Credit Facilities

On September 16, 2011, to complete the Global Refinancing, we entered into a (i) First Lien Credit Agreement (the “First Lien Facility”), dated as of September 16, 2011, among us, Cumulus Holdings, as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”), UBS Securities LLC (“UBS”), MIHI LLC (“Macquarie”), Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility”), dated as of September 16, 2011, among us, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.

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

At June 30, 2012, there was $1.318 billion outstanding under the First Lien Term Loan, $100.0 million outstanding under the Revolving Credit Facility and $790.0 million outstanding under the Second Lien Term Loan. Subsequent to June 30, 2012, the Company repaid all outstanding borrowings under the Revolving Credit Facility.

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

At June 30, 2012, borrowings under the First Lien Term Loan bore interest at 5.75% per annum, borrowings under the Revolving Credit Facility bore interest at 5.50% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum. Effective December 8, 2011, we entered into an interest rate cap agreement with JPMorgan with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of our LIBOR-based term loans at a maximum of 3.0% per annum. The interest rate cap agreement matures on December 8, 2015.

The representations, covenants and events of default in the 2011 Credit Facilities and the financial covenant in the First Lien Facility are customary for financing transactions of this nature. Events of default in the 2011 Credit Facilities include, among others, (a) the failure to pay when due the obligations owing under the credit facilities; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain cross defaults and cross accelerations; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against us or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any material Federal Communications Commission licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the First Lien Facility and the Second Lien Facility, as applicable). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the First Lien Facility and the Second Lien Facility, as applicable, and the ancillary loan documents as a secured party.

As a result of amounts being outstanding under the Revolving Credit Facility as of June 30, 2012, the First Lien Facility required compliance with a consolidated total net leverage ratio of 7.50 to 1.0 as of such date. In connection with the subsequent repayment of amounts outstanding under the Revolver, the Company is no longer required to comply with this ratio, but it will be required to comply with an applicable ratio in future periods if amounts remain outstanding under the Revolving Credit Facility at an applicable date. The Second Lien Facility does not contain any financial covenants.

The First Lien Facility also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

At June 30, 2012, we were in compliance with all of the required covenants under the First Lien Facility.

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

For the three and six months ended June 30, 2012, we recorded an aggregate of $2.1 million and $5.1 million, respectively, of amortization costs related to the credit facilities and 7.75% Senior Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”).

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

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as the reasonable assurance level as of June 30, 2012.

There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 2, 2011, CMPSC and this former employee entered into a Joint Stipulation re: Settlement and Release of Class Action Claims (the “Settlement”) with respect to such lawsuit. The Settlement was preliminarily approved by the Court on February 6, 2012 and provides for the payment by CMPSC of a maximum of $0.9 million in full and final settlement of all of the claims made in the lawsuit. Final approval by the Court was obtained on July 13, 2012.

We are currently party to, or a defendant in, various claims or lawsuits that are generally incidental to our business. We also expect that from time to time in the future we will be party to, or a defendant in, various claims or lawsuits that are generally incidental to our business. We expect that we will vigorously contest any such claims or lawsuits and believe that the ultimate resolution of any known claim or lawsuit will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2011 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended June 30, 2012, we did not purchase any shares of our Class A Common Stock. As of June 30, 2012, we had authority to repurchase $68.3 million of our Class A Common Stock.

Item 6. Exhibits

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 —	The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: August 9, 2012	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 —	The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.