Form 10-Q
period 2012-09-30
CUMULUS MEDIA INC
filed 2012-11-05
CIK 1058623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, the registrant had 174,392,288 outstanding shares of common stock consisting of (i) 158,322,473 shares of Class A common stock; (ii) 15,424,944 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$46,976	$30,592
Restricted cash	3,254	3,854
Accounts receivable, less allowance for doubtful accounts of $4,504 and $2,765 at September 30, 2012 and December 31, 2011, respectively	222,096	236,804
Trade receivable	7,073	5,967
Compensation held in trust	—	24,807
Prepaid expenses and other current assets	33,155	22,315

Total current assets	312,554	324,339
Property and equipment, net	261,967	278,070
Broadcast licenses	1,610,128	1,625,415
Other intangible assets, net	287,667	390,509
Goodwill	1,296,348	1,334,512
Other assets	79,554	87,746

Total assets	$3,848,218	$4,040,591

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$124,805	$160,186
Trade payable	5,623	4,999
Current portion of long-term debt	13,250	13,250
Other current liabilities	12,022	—

Total current liabilities	155,700	178,435
Long-term debt, excluding 7.75% senior notes	2,068,705	2,227,287
7.75% senior notes	610,000	610,000
Other liabilities	48,129	63,938
Deferred income taxes	562,811	556,771

Total liabilities	3,445,345	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 and 125,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	70,854	113,447

Total redeemable preferred stock	70,854	113,447

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 182,053,736 and 160,783,484 shares issued and 157,908,633 and 137,085,813 shares outstanding at September 30, 2012 and December 31, 2011, respectively	1,821	1,608
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 and 12,439,667 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	154	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both September 30, 2012 and December 31, 2011	6	6
Treasury stock, at cost, 24,145,103 and 23,697,671 shares at September 30, 2012 and December 31, 2011, respectively	(251,957)	(251,666)
Additional paid-in-capital	1,515,407	1,526,114
Accumulated deficit	(933,412)	(985,473)

Total stockholders’ equity	332,019	290,713

Total liabilities, redeemable preferred stock and stockholders’ equity	$3,848,218	$4,040,591

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Broadcast revenues	$274,160	$124,332	$790,870	$235,989
Management fees	1,190	458	1,516	2,708

Net revenues	275,350	124,790	792,386	238,697
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	161,740	73,710	484,106	142,690
Depreciation and amortization	35,239	11,025	106,321	14,702
LMA fees	928	530	2,652	1,670
Corporate general and administrative expenses (including stock-based compensation expense of $2,764, $1,601, $15,671 and $2,788, respectively)	12,979	44,654	46,473	61,924
Gain on exchange of assets or stations	—	—	—	(15,278)
Realized (gain) loss on derivative instrument	(129)	1,436	624	2,681
Impairment of intangible assets	—	—	12,435	—

Total operating expenses	210,757	131,355	652,611	208,389

Operating income (loss)	64,593	(6,565)	139,775	30,308
Non-operating (expense) income:
Interest expense, net	(49,757)	(19,503)	(150,179)	(34,999)
Loss on early extinguishment of debt	—	—	—	(4,366)
Other (expense) income, net	(224)	182	(34)	88
Gain on equity investment in Cumulus Media Partners, LLC	—	11,636	—	11,636

Total non-operating expense, net	(49,981)	(7,685)	(150,213)	(27,641)

Income (loss) from continuing operations before income taxes	14,612	(14,250)	(10,438)	2,667
Income tax benefit	12,175	69,206	22,862	65,723

Income from continuing operations	26,787	54,956	12,424	68,390
Income from discontinued operations, net of taxes	29,258	4,582	39,635	8,608

Net income	56,045	59,538	52,059	76,998
Less: dividends declared and accretion of redeemable preferred stock	5,274	382	17,765	382

Income attributable to common shareholders	$50,771	$59,156	$34,294	$76,616

Basic and diluted income (loss) per common share (see Note 12, “Earnings Per Share”):
Basic: Income (loss) from continuing operations per share	$0.10	$0.72	$(0.03)	$1.26

Income from discontinued operations per share	$0.14	$0.06	$0.25	$0.16

Income per share	$0.24	$0.78	$0.22	$1.42

Diluted: Income (loss) from continuing operations per share	$0.10	$0.66	$(0.03)	$1.20

Income from discontinued operations per share	$0.14	$0.06	$0.25	$0.15

Income per share	$0.24	$0.72	$0.22	$1.35

Weighted average basic common shares outstanding	169,510,007	60,295,163	158,902,196	47,282,132

Weighted average diluted common shares outstanding	176,352,267	66,740,660	158,902,196	50,016,375

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$52,059	$76,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,481	15,231
Amortization of debt issuance costs/discounts	7,581	1,699
Provision for doubtful accounts	2,892	920
(Gain) loss on sale of assets or stations	(163)	33
Gain on exchange of assets or stations	(63,228)	(15,278)
Impairment of intangible assets	12,435	—
Fair value adjustment of derivative instruments	935	(1,002)
Deferred income taxes	6,043	(68,443)
Stock-based compensation expense	15,671	2,788
Loss on early extinguishment of debt	—	4,366
Other	—	(1,318)
Gain on equity investment in Cumulus Media Partners, LLC	—	(11,636)
Changes in assets and liabilities:
Accounts receivable	15,174	(1,259)
Trade receivable	(1,106)	(555)
Prepaid expenses and other current assets	(8,130)	2,118
Other assets	1,451	(1,087)
Accounts payable and accrued expenses	(4,421)	24,860
Trade payable	624	345
Other liabilities	(16,598)	3,571

Net cash provided by operating activities	128,700	32,351
Cash flows from investing activities:
Restricted cash	600	(17)
Proceeds from sale of assets or stations	426	—
Capital expenditures	(4,655)	(2,885)
Proceeds from exchange of assets or stations	114,918	—
Acquisition less cash acquired	—	(2,024,153)

Net cash provided by (used in) investing activities	111,289	(2,027,055)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(161,000)	(1,214,676)
Tax withholding payments on behalf of employees	(1,909)	(666)
Preferred stock dividends	(11,599)	—
Proceeds from exercise of warrants	136	—
Redemption of preferred stock	(49,233)	—
Proceeds from borrowings under term loans and revolving credit facilities, net of $25.1 million debt discount	—	2,289,900
Proceeds from issuance of senior notes	—	610,000
Proceeds from sale of equity securities	—	444,513
Redemption of CMP preferred stock	—	(41,565)
Deferred financing costs	—	(58,540)

Net cash (used in) provided by financing activities	(223,605)	2,028,966
Increase in cash and cash equivalents	16,384	34,262
Cash and cash equivalents at beginning of period	30,592	12,814

Cash and cash equivalents at end of period	$46,976	$47,076

Supplemental disclosures of cash flow information:
Interest paid	$133,975	$16,365
Income taxes paid	3,956	5,141
Supplemental disclosures of non-cash flow information:
Compensation held in trust	24,807	—
Trade revenue	20,396	12,752
Trade expense	19,114	12,184

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

Nature of Business

Cumulus Media believes it is the largest pure-play radio broadcaster in the United States based on number of stations. At September 30, 2012, Cumulus Media owned or operated more than 525 radio stations (including under local marketing agreements, or “LMAs”) in 110 United States media markets and a nationwide radio network serving over 4,000 stations.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three and nine months ended September 30, 2012, the cash flows for the nine months ended September 30, 2012 and the Company’s financial condition as of September 30, 2012, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2012.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. Certain assets were sold on July 31, 2012 (see Note 2, “Acquisitions and Dispositions”). The results of operations associated with these assets were separately reported, net of the related tax impact, for all periods presented in the accompanying unaudited condensed consolidated statements of operations because the operations and cash flows generated by these assets have been eliminated from the Company’s consolidated results of operations as a result of the sale and the Company no longer has continuing involvement in the operations of the stations after their disposal (see Note 3, “Discontinued Operations”).

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

ASU 2011-08. In September 2011, the FASB issued ASU 2011-8, which amends ASC Topic 350, Intangibles-Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50.0%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s unaudited condensed consolidated financial statements.

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

ASU 2012-02. In July 2012, the FASB issued ASU 2012-02. The amendments in this ASU give companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

2. Acquisitions and Dispositions

2012 Acquisitions

On July 31, 2012, the Company completed its sale of 55 stations in eleven non-strategic markets to Townsquare Media, LLC (“Townsquare Asset Exchange”) in exchange for ten of Townsquare’s radio stations in Bloomington, IL and Peoria, IL, plus approximately $114.9 million in cash. The transaction was part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters. The stations sold by the Company operated in the following markets: Augusta, ME; Bangor, ME; Binghamton, NY; Bismarck, ND; Grand Junction, CO; Killeen-Temple, TX; New Bedford, MA; Odessa-Midland, TX; Presque Isle, ME; Sioux Falls, SD and Tuscaloosa, AL. Additional information regarding discontinued operations is provided in Note 3, “Discontinued Operations” in the accompanying consolidated financial statements.

In conjunction with this Asset Exchange, the Company recorded a gain of $63.2 million, which is included within discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

Acquisition related costs attributable to the Townsquare Asset Exchange included in corporate, general and administrative expenses totaled $1.6 million.

The table below summarizes the preliminary purchase price allocation for the Townsquare Asset Exchange based on management’s estimates of the fair values of the assets acquired and liabilities assumed as of the date of the Townsquare Asset Exchange (dollars in thousands):

Allocation	Amount
Current assets	$149
Property and equipment	4,690
Broadcast licenses	11,900
Goodwill	3,014
Other intangibles	200
Current liabilities	(207)

Total purchase price	19,746
Less: Carrying value of stations transferred	(71,436)
Add: Cash received	114,918

Gain on asset exchange	$63,228

The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities.

The indefinite-lived intangible assets acquired in the Townsquare Asset Exchange consist of broadcast licenses and goodwill. The definite-lived intangible assets acquired in the Townsquare Asset Exchange are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Advertising relationships	6	$200

The use of different assumptions could result in materially different amounts. In addition, the above allocation is preliminary only and based on information available to management to date. Management of the Company is in the process of finalizing the purchase price allocation, and such final allocation may be materially different from the related preliminary allocation.

For additional information regarding the discontinued operations associated with this transaction, see Note 3, “Discontinued Operations.”

2011 Acquisitions

Ann Arbor, Battle Creek and Canton Asset Exchange

On February 18, 2011, the Company completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”). As part of this asset exchange, Cumulus acquired eight of Clear Channel’s radio stations located in Ann Arbor and Battle Creek, Michigan in exchange for its radio station in Canton, Ohio. The Company disposed of two of the Battle Creek stations simultaneously with the closing of the transaction to comply with Federal Communications Commission (“FCC”) broadcast ownership limits. This asset exchange was accounted for as a business combination in accordance with FASB’s guidance. The fair value of the assets acquired in this asset exchange was $17.4 million. The Company incurred approximately $0.3 million in acquisition costs related to this transaction and expensed them as incurred through earnings within corporate, general and administrative expenses. The $4.3 million allocated to goodwill is deductible for tax purposes. The results of operations for the Ann Arbor and Battle Creek stations acquired, which were not material, have been included in our statements of operations since 2007 when the Company entered into a LMA with Clear Channel to manage these stations. Prior to this asset exchange, the Company did not have any relationship with Clear Channel with regard to the Canton, Ohio market.

In conjunction with this asset exchange, the Company recorded a net gain of $15.3 million, which is included in gain on exchange of assets or stations in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011.

The table below summarizes the final purchase price allocation from this asset exchange (dollars in thousands):

Allocation	Amount
Property and equipment	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	17,394
Less: Carrying value of Canton station	(2,116)

Gain on asset exchange	$15,278

CMP Acquisition

On August 1, 2011, the Company completed its previously announced acquisition of the remaining 75.0% of the equity interests of Cumulus Media Partners LLC (“CMP”) that it did not already own (the “CMP Acquisition”). The Company had owned 25.0% of CMP’s equity interests since it, together with Bain Capital Partners, LLC (“Bain”), The Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners, L.P. (“THL,” and together with Bain and Blackstone, the “CMP Sellers”), formed CMP in 2005. Pursuant to a management agreement, the Company had been operating CMP’s business since 2006. This management agreement was terminated in connection with the completion of the CMP Acquisition. In connection with the CMP Acquisition, the Company issued 9.9 million shares of its common stock to affiliates of the CMP Sellers. Blackstone received 3.3 million shares of the Company’s Class A common stock and, in accordance with FCC broadcast ownership rules, Bain and THL each received 3.3 million shares of a newly authorized Class D non-voting common stock, par value $0.01 per share (the “Class D common stock”). This Class D common stock was subsequently converted into an equivalent number of shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B common stock”), with substantially identical terms, pursuant to the terms of the Company’s third amended and restated certificate of incorporation (the “Third Amended and Restated Charter”) which became effective upon the effectiveness of the Citadel Acquisition (defined below). Also in connection with the CMP Acquisition, outstanding warrants to purchase 3.7 million shares of common stock of CMP Susquehanna Radio Holdings Corp., an indirect wholly owned subsidiary of CMP (“Radio Holdings”), were amended to instead become exercisable for up to 8.3 million shares of the Company’s common stock. CMP’s operating results have been included in Cumulus’ consolidated financial statements since the date of the completion of the CMP Acquisition.

As a component of the CMP Acquisition, the Company acquired an interest in the San Francisco Baseball Associates L.P., the owner of the San Francisco Giants Major League Baseball Franchise. The fair value of this interest as of the date of the CMP Acquisition was $9.8 million. This interest is included in other long-term assets on the Company’s accompanying unaudited condensed consolidated balance sheet and is carried under the cost method.

Under the acquisition method of accounting for business combinations, the purchase price paid in the CMP Acquisition has been allocated among the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Goodwill as of the acquisition date was measured as the excess of the consideration paid over the net acquisition date fair values of the assets acquired and the liabilities assumed. The Company fair valued its historical 25.0% equity interest in CMP and recorded a gain of $11.6 million, the difference between the fair value at the date of completion of the CMP Acquisition and the carrying value, which was zero, given CMP’s historical losses. With respect to certain outstanding preferred stock of CMP, the Company recorded $0.5 million in dividends for the period from August 1, 2011, the acquisition date, to September 16, 2011. This preferred stock was redeemed on September 16, 2011 for approximately $41.6 million.

The table below summarizes the fair value of consideration transferred in the CMP Acquisition (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Fair value of equity consideration to CMP Sellers (1)	$34,909
Fair value of equity consideration to holders of CMP Restated Warrants (2)	29,021
Preferred stock of CMP (3)	41,069
Fair value of assumed debt	619,234

Total purchase price	724,233
Existing equity interest in CMP (4)	11,636

Total fair value for allocation	$735,869

(1)	Fair value, equal to the closing price of the Company’s Class A common stock on the NASDAQ Global Select Market (“NASDAQ”) on August 1, 2011, of the 9.9 million shares of our common stock issued to affiliates of the CMP Sellers.
(2)	Fair value, equal to the closing price of the Company’s Class A common stock on the NASDAQ on August 1, 2011, of the CMP Restated Warrants, which, prior to their expiration on July 31, 2012, were exercisable for 8.3 million shares of our common stock.
(3)	Fair value of preferred stock is the par value of $32.8 million plus cumulative undeclared dividends of $8.3 million.
(4)	Equal to the closing price of our Class A common stock on the NASDAQ on August 1, 2011, multiplied by the estimated 3.3 million shares of common stock that we would have received in exchange for the equity interests in CMP that the Company owned immediately prior to the CMP Acquisition.

Acquisition related costs attributable to the CMP Acquisition included in income, general and administrative expenses totaled $1.9 million.

The table below summarizes the final purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the CMP Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$61,598
Property and equipment	29,092
Broadcast licenses	317,917
Other intangibles	94,422
Goodwill	403,130
Other assets	11,014
Current liabilities	(12,869)
Other long-term liabilities	(5,730)
Deferred income taxes	(162,705)

Total purchase price	$735,869

The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10.5%. Goodwill is equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $402.6 million of the acquired goodwill balance is non-deductible for tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were CMP’s high operating margins, strong sales force and employee base, and its overall market presence.

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

In connection with the closing of the Citadel Acquisition and the completion of the Company’s previously announced related refinancing (the “Refinancing”), on September 16, 2011, the Company repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of the Company’s wholly-owned subsidiaries, and (c) Citadel. This Refinancing, and the cash portion of the purchase price paid in the Citadel Acquisition, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 7, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of the Company’s common stock, preferred stock and warrants to purchase common stock to certain investors (see Note 10, “Stockholders’ Equity”). The $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”) issued by the Company in May 2011 remained outstanding.

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

Under the acquisition method of accounting for business combinations, the purchase price in the Citadel Acquisition has been allocated among the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Goodwill as of the acquisition date was measured as the excess of the consideration paid over the net acquisition date fair values of the assets acquired and the liabilities assumed.

The table below summarizes the fair value of consideration transferred in the Citadel Acquisition (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Cash consideration to Citadel stockholders	$1,405,471
Common stock issued to Citadel stockholders (1)	178,122
Stock-based compensation value	576
Cash consideration to Citadel to settle Citadel obligations	736,072

Total fair value for allocation	$2,320,241

(1)	Fair value of the 22.7 million shares of the Company’s common stock and warrants to purchase 47.6 million shares of the Company’s common stock issued in the Citadel Acquisition and 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, based on the closing price of the Company’s Class A common stock on the NASDAQ on September 15, 2011.

Acquisition related costs attributable to the Citadel Acquisition included in corporate, general and administrative expenses totaled $57.7 million.

Certain termination-related compensation amounts resulting from the Citadel Acquisition were funded prior to closing and were classified as compensation held in trust on the condensed consolidated balance sheet as of December 31, 2011. These amounts were settled during the first quarter of 2012.

The table below summarizes the final purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the Citadel Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$328,306
Property and equipment	221,697
Broadcast licenses	1,135,669
Other intangibles	333,480
Goodwill	861,305
Other assets	18,794
Current liabilities	(106,799)
Other long-term liabilities	(38,660)
Deferred income taxes	(433,551)

Total purchase price	$2,320,241

The material assumptions utilized in the valuation of intangible assets included expected overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10.0%. Goodwill is equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. $756.6 million of the acquired goodwill balance is non-deductible for income tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were Citadel’s station platform throughout prominent national markets and its overall employee base, including its experienced sales force. During the nine months ended September 30, 2012, the Company recorded goodwill purchase accounting adjustments primarily related to fair value adjustments of assets and liabilities totaling approximately $9.1 million and $8.3 million, respectively. These adjustments are reflected in the table above.

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

The following pro forma information assumes the CMP Acquisition and the Citadel Acquisition occurred as of January 1, 2010 and the Townsquare Asset Exchange occurred as of January 1, 2011. The pro forma financial information also includes the business combination accounting effects of the CMP Acquisition, the Citadel Acquisition and the Townsquare Asset Exchange, including Cumulus’s amortization expense resulting from acquired intangible assets, the elimination of certain intangible asset amortization expense incurred by CMP and Citadel, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had either the CMP Acquisition or the Citadel Acquisition actually occurred on January 1, 2010 or the Townsquare Asset Exchange actually occurred on January 1, 2011 or on any other historical dates, nor is it reflective of the Company’s expected actual financial position or results of operations for any future period. (dollars in thousands):

	Supplemental Pro Forma Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2012	2011	2012	2011
Net revenue	$276,166	$289,050	$798,681	$827,539
Net income	17,684	(19,122)	13,512	(22,063)

The pro forma financial information set forth above for the three and nine months ended September 30, 2012 and 2011 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the CMP Acquisition, the Citadel Acquisition and the Townsquare Asset Exchange; (ii) interest expense assuming the 7.75% Senior Notes were issued and outstanding and replaced the Company’s historical debt for all periods; (iii) the completion of the Refinancing undertaken in connection with the completion of the Citadel Acquisition for all periods; and (iv) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.

Pending Acquisition

On September 25, 2012, the Company, through its subsidiaries entered into an asset purchase agreement (the “ARB Asset Purchase”) with AR Broadcasting, LLC, AR Licensing, LLC, CMP KC Corp. and CMP Houston-KC, LLC to acquire certain radio stations operated in the Kansas City Market for an aggregate purchase price of $16.8 million. The pending acquisition is subject to customary regulatory and other closings conditions. The Company currently anticipates the ARB Asset Purchase will be completed prior to the end of 2012.

Completed Dispositions

For dispositions completed during the three and nine months ended September 30, 2012, see “2012 Acquisitions” above. The Company did not complete any material dispositions during the three or nine months ended September 30, 2011.

3. Discontinued Operations

On July 31, 2012, the Company completed the Townsquare Asset Exchange. The transaction is part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters. The results of operations associated with these stations were separately reported, net of the related tax impact, for all periods presented in the accompanying condensed consolidated statements of operations.

Components of Results of Discontinued Operations

For the three and nine months ended September 30, 2012 and 2011, income from discontinued operations was as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Discontinued operations:
Net revenues	$3,534	$7,513	$23,855	$20,643

Operating income	1,458	3,156	8,227	8,218
Non-operating income (expense)	63,226	(1)	63,219	(1)

Income from discontinued operations before taxes	64,684	3,155	71,446	8,217
Income tax (expense) benefit	(35,426)	1,427	(31,811)	391

Income from discontinued operations	$29,258	$4,582	$39,635	$8,608

During the nine months ended September 30, 2012, the Company recognized a $7.2 million deferred tax benefit related to the release of a valuation allowance resulting from the consumption of NOL carryovers associated with the settlement of deferred tax liabilities related to intangible assets classified as indefinite lived intangibles prior to their sale in the Townsquare Asset Exchange. The deferred tax benefit is reflected in income tax expense for discontinued operations. In conjunction with Townsquare Asset Exchange, the Company recorded a gain of $63.2 million, which is included within discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

4. Restricted Cash

As of September 30, 2012 and December 31, 2011, the Company’s balance sheet included approximately $3.3 million and $3.8 million in restricted cash, of which $2.3 million related to a cash reserve from the Citadel Acquisition. The reserve is expected to be used to satisfy the remaining allowed, disputed or unreconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. $1.0 million of the restricted cash balance relates to securing the maximum exposure generated by automated clearing house transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash.

5. Intangible Assets and Goodwill

The following table presents the changes in intangible assets other than goodwill during the periods from January 1, 2011 to September 30, 2011 and January 1, 2012 to September 30, 2012, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2011	$160,418	$552	$160,970
Acquisition	1,465,924	450,707	1,916,631
Disposition	(1,533)	(83)	(1,616)
Amortization	—	(8,613)	(8,613)

Balance as of September 30, 2011	$1,624,809	$442,563	$2,067,372

Balance as of January 1, 2012	1,625,415	390,509	2,015,924
Purchase price allocation adjustments	(1,581)	957	(624)
Acquisition	11,900	200	12,100
Impairment	—	(12,435)	(12,435)
Disposition	(25,606)	(6,884)	(32,490)
Amortization	—	(84,680)	(84,680)

Balance as of September 30, 2012	$1,610,128	$287,667	$1,897,795

The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2012 to September 30, 2012 and January 1, 2011 to September 30, 2011, and balances as of such dates (dollars in thousands):

	2012	2011
Balance as of January 1:
Goodwill	$1,564,253	$285,820
Accumulated impairment losses	(229,741)	(229,741)

Subtotal	1,334,512	56,079
Acquisitions	3,014	1,257,118
Purchase price allocation adjustments	(9,550)	—
Disposal	(31,628)	—
Balance as of September 30:
Goodwill	1,526,089	1,542,938
Accumulated impairment losses	(229,741)	(229,741)

Total	$1,296,348	$1,313,197

In connection with each of the CMP Acquisition, the Citadel Acquisition and the Townsquare Asset Exchange, the Company made certain allocations of the purchase price paid therein among each of the tangible and intangible assets and liabilities acquired, including goodwill. Adjustments to these allocations are reflected as purchase price allocation adjustments. Purchase price allocation adjustments during the nine months ended September 30, 2012 related to the CMP Acquisition and the Citadel Acquisition were primarily related to fair value adjustments of certain acquired broadcast licenses, property and equipment, current assets and current liabilities.

The Company has significant intangible assets recorded comprised primarily of indefinite-lived broadcast licenses, definite-lived advertiser relationships and goodwill acquired through the acquisition of radio stations. The Company reviews the carrying value of its indefinite-lived intangible assets and goodwill at least annually for impairment and on an interim basis if events or circumstances indicate that such assets may be impaired. If the carrying value exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its estimated implied fair value and charges the impairment to results of operations. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the nine months ended September 30, 2012, the Company recognized an impairment of $12.4 million on one contract definite-lived intangible asset related to the cancellation of an underlying contract.

6. Derivative Financial Instruments

The Company’s derivative financial instruments are as follows:

Interest Rate Cap

On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 include long-term assets of $0.1 million and $0.4 million, respectively, attributable to the fair value of the interest rate cap. The Company reported interest expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2012, respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.

The Company does not utilize financial instruments for trading or other speculative purposes.

Green Bay Option

On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five radio stations in Green Bay, Wisconsin and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits from managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows it to require the Company to purchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounts for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option was recorded as a liability with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the amount that the Company would pay if the option was transferred to another party as of the date of the valuation.

The unaudited condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 reflect other current liabilities of $12.0 million and other long-term liabilities of $11.4 million, respectively, to include the fair value of the Green Bay Option. The Company recorded a $0.1 million realized gain and a $0.6 million realized loss on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during each of the three and nine months ended September 30, 2012 and $1.4 million and $2.7 million of expense in realized losses on derivative instruments for the three and nine months ended September 30, 2011, respectively.

May 2005 Option

In May 2005, the Company entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company during certain periods.

The May 2005 Option was exercised on March 11, 2009. This instrument was not highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company deemed it speculative and accounted for the changes in the May 2005 Option’s value as a current element of interest expense. The May 2005 Option expired on March 13, 2011 in accordance with its terms. The Company reported interest income related to this option of $0.0 million and $3.7 million, inclusive of the fair value adjustment during the three and nine months ended September 30, 2011, respectively.

The location and fair value amounts of derivatives in the accompanying unaudited condensed consolidated balance sheets are shown in the following table (dollars in thousands):

	Fair Value
		September 30,	December 31,
Derivative Instrument	Balance Sheet Location	2012	2011
Derivatives not designated as hedging instruments:
Interest rate cap	Other long-term assets	$65	$376
Green Bay Option	Other current liabilities	(12,022)	—
Green Bay Option	Other long-term liabilities	—	(11,398)

	Total	$(11,957)	$(11,022)

The location of income or expense recognized due to adjustments to the fair values of derivatives in the accompanying unaudited condensed consolidated statements of operations are shown in the following table (dollars in thousands):

		Amount of Expense (Income) Recognized on Derivatives
		For the Three Months Ended		For the Nine Months Ended
		September 30,		September 30,
Derivative Instrument	Statement of Operations Location	2012	2011	2012	2011
Interest rate cap	Interest expense	$61	$—	$311	$—
Green Bay Option	Realized (gain) losses on derivative instrument	(129)	1,436	624	2,681
May 2005 Option	Interest income	—	—	—	(3,683)

	Total	$(68)	$1,436	$935	$(1,002)

7. Long-Term Debt

The Company’s long-term debt consisted of the following as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Term loan and revolving credit facilities:
First Lien Term Loan	$1,314,000	$1,325,000
Second Lien Term Loan	790,000	790,000
Revolving Credit Facility	—	150,000
Less: Term loan discount	(22,045)	(24,463)

Total term loan and revolving credit facilities	2,081,955	2,240,537

7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	(13,250)	(13,250)

Long-term debt, net	$2,678,705	$2,837,287

First Lien and Second Lien Credit Facilities

On September 16, 2011, to complete the Refinancing, the Company entered into a (i) First Lien Credit Agreement (the “First Lien Facility”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan as Administrative Agent, UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility” and, together with the First Lien Facility, the “2011 Credit Facilities”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.

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

At September 30, 2012, there was $1.314 billion outstanding under the First Lien Term Loan and $790.0 million outstanding under the Second Lien Term Loan. During the quarter ended September 30, 2012, the Company repaid all outstanding borrowings under the Revolving Credit Facility.

Proceeds from borrowings under the First Lien Facility and Second Lien Facility were used, together with certain other funds, to (i) fund the cash portion of the purchase price paid in the Citadel Acquisition; (ii) repay in full amounts outstanding under the revolving credit facility under the Company’s pre-existing credit agreement (the “Terminated Credit Agreement”); (iii) repay all amounts outstanding under the credit facilities of CMP Susquehanna Corporation (“CMPSC”), an indirect wholly-owned subsidiary of CMP; (iv) redeem CMPSC’s outstanding 9.875% senior subordinated notes due 2014 and variable rate senior secured notes due 2014; (v) redeem in accordance with their terms all outstanding shares of preferred stock of Radio Holdings and the direct parent of CMPSC; and (vi) repay all amounts outstanding, including any accrued interest and the premiums thereon, under Citadel’s pre-existing credit agreement and to redeem its 7.75% Senior Notes.

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

At September 30, 2012, borrowings under the First Lien Term Loan bore interest at 5.75% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum. There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2012. The Company’s interest rate cap agreement with JPMorgan caps the interest rate on an equivalent amount of the Company’s LIBOR-based term loans at a maximum of 3.0% per annum. See Note 6, “Derivative Financial Instruments” for additional information.

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

In the event amounts are outstanding under the Revolving Credit Facility, the First Lien Facility requires compliance with a consolidated total net leverage ratio. At September 30, 2012, this ratio would have been 7.0 to 1.0. Such ratio will be reduced in future periods if amounts are outstanding under the Revolving Credit Facility at an applicable date. The Second Lien Facility does not contain any financial covenants.

The First Lien Facility also requires our compliance with customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit the Company’s ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

At September 30, 2012, the Company was in compliance with all of the required covenants under the First Lien Facility.

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

For the three and nine months ended September 30, 2012, the Company recorded an aggregate of $2.5 million and $7.6 million, respectively, of amortization costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis. Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 were as follows (dollars in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial asset:
Interest rate cap (1)	$65	$—	$65	$—

Financial liabilities:
Other current liabilities
Green Bay Option (2)	$(12,022)	$—	$—	$(12,022)

(1)	The Company is party to an interest rate cap pursuant to which the Company pays a fixed interest rate on a $71.3 million notional amount of its term loans. The fair value of the Company’s interest rate cap is determined based on a discounted cash flow analysis on the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.
(2)	The fair value of the Green Bay Option was determined using certain significant unobservable inputs (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option were transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.

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

The reconciliation below contains the components of the change in fair value associated with the Green Bay Option from January 1, 2012 to September 30, 2012 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2012	$(11,398)
Add: Mark to market fair value adjustment	(624)

Fair value balance at September 30, 2012	$(12,022)

Quantitative information regarding the significant unobservable inputs related to the Green Bay Option as of September 30, 2012 were as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$ (12,022)	Black-Scholes Model	Risk adjusted discount rate	7.4%
		Total term	less than 1 year
		Volatility rate	75.0%
		Annual dividend rate	0.0%
		Bond equivalent yield discount rate	0.2%

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

The Company’s long-term debt is classified within Level 2 of the fair value hierarchy. The following table shows the gross amounts and fair value of the Company’s First Lien Term Loan, Second Lien Term Loan, Revolving Credit Facility and 7.75% Senior Notes (dollars in thousands):

	September 30, 2012	December 31, 2011
First Lien Term Loan:
Carrying value	$1,314,000	$1,325,000
Fair value	1,323,855	1,305,125

Second Lien Term Loan:
Carrying value	$790,000	$790,000
Fair value	797,900	770,250

Revolving Credit Facility:
Carrying value	$—	$150,000
Fair value	—	150,000

7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value	590,938	541,680

As of September 30, 2012, the Company used the trading prices of 100.8% and 101.0% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 96.9% to calculate the fair value of the 7.75% Senior Notes.

As of December 31, 2011, the Company used the trading prices of 98.5% and 97.5% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 88.8% to calculate the fair value of the 7.75% Senior Notes.

9. Redeemable Preferred Stock

In connection with the Citadel Acquisition on September 15, 2011, the Company designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). In connection with the Equity Investment, the Company issued 125,000 shares of Series A Preferred Stock for an aggregate amount of $125.0 million. Net proceeds to the Company were $110.7 million after deducting $14.3 million in fees. No other shares of Series A Preferred Stock are issuable in the future, except for such shares as may be issued as dividends in lieu of any cash dividends in accordance with the terms thereof, and the Series A Preferred Stock ranks senior to all common stock and each series of stock the Company may subsequently designate with respect to dividends, redemption and distributions upon liquidation, winding-up and dissolution of the Company.

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

During the three and nine months ended September 30, 2012, the Company redeemed 49,233 shares of its Series A Preferred Stock for $49.2 million and $0.8 million of unpaid dividends accrued through the redemption date. Total dividends accrued and paid on the Series A Preferred Stock during the three months ended September 30, 2012 were $3.4 million and $5.1 million, respectively, including $0.8 million of dividends paid on the redeemed shares through the redemption date. Total dividends accrued and paid on the Series A Preferred Stock during the nine months ended September 30, 2012 were $11.1 million and $11.6 million, respectively, including $0.8 million of dividends paid on the redeemed shares through the redemption date. During the three and nine months ended September 30, 2012, the Company accreted $1.9 million and $6.6 million, respectively, on the Series A Preferred Stock. At September 30, 2012, 75,767 shares of Series A Preferred Stock remained outstanding. During each of the three and nine months ended September 30, 2011, the Company accrued $0.5 million in dividends and accreted $0.2 million on the Series A Preferred Stock. No cash dividends were paid during the three or nine months ended September 30, 2011 related to the Series A Preferred Stock. The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the accompanying unaudited condensed consolidated balance sheets at September 30, 2012 and December 31, 2011.

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

2009 Warrants

In June 2009, in connection with the execution of an amendment to the Terminated Credit Agreement, the Company issued immediately exercisable warrants to the lenders under the Terminated Credit Agreement that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At September 30, 2012, 1.0 million 2009 Warrants remained outstanding.

CMP Restated Warrants

As described above and in connection with the completion of the CMP Acquisition, Radio Holdings entered into an amended and restated warrant agreement, dated as of August 1, 2011 (the “Restated Warrant Agreement”). Pursuant to the Restated Warrant Agreement, and subject to the terms and conditions thereof, the previously outstanding 3.7 million Radio Holdings warrants were amended and restated to no longer be exercisable for shares of common stock of Radio Holdings but instead be exercisable, commencing on May 2, 2012 (the “Exercise Date”) at an exercise price of $0.01 per share, for an aggregate of approximately 8.3 million shares of Class B common stock (the “CMP Restated Warrants”). The CMP Restated Warrants expired by their terms on July 31, 2012. Prior to the termination thereof, approximately 3.7 million CMP Restated Warrants were converted into approximately 8.2 million shares of Class B common stock.

Equity Held in Reserve

Citadel emerged from bankruptcy effective June 3, 2010 and, as of September 16, 2011, certain bankruptcy-related claims against Citadel remained open for final resolution. As part of the Citadel Acquisition and as of September 30, 2012, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of these remaining allowed, disputed or unreconciled unsecured claims. If excess shares remain in reserve after resolution of all remaining allowed, disputed or unreconciled unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets at September 30, 2012 and December 31, 2011.

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

During the nine months ended September 30, 2012, approximately 16.0 million Company Warrants were converted into shares of Class A common stock with an aggregate total of 33.6 million being converted since issuance through September 30, 2012. At September 30, 2012, 38.0 million Company Warrants remained outstanding.

Crestview Warrants

Pursuant to the Equity Investment, but pursuant to a separate warrant agreement, the Company issued the Crestview Warrants. The 7.8 million Crestview Warrants are exercisable until September 16, 2021 and the $4.34 per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of September 30, 2012, 7.8 million Crestview Warrants remained outstanding.

11. Stock-Based Compensation Expense

On February 16, 2012, the Company granted an aggregate of 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year. In addition, on February 16, 2012, the Company granted time-vesting stock options to purchase 1,357,500 shares of Class A common stock to certain Company employees under the Cumulus Media Inc. 2011 Equity Incentive Plan, with an aggregate grant date fair value of $3.0 million. The options have an exercise price of $4.34 per share and provide for 30% vesting on each of September 16, 2012 and February 16, 2013 and 20% vesting on each of February 16, 2014 and 2015.

The Company has certain liability-based awards related to the cash consideration portion of the Citadel Acquisition (“Liability Awards”). For the three and nine months ended September 30, 2012, the Company recognized $2.8 million and $15.7 million, respectively, in stock-based compensation expense related to equity awards and $6.9 million in stock-based compensation expense related to Liability Awards for the nine months ended September 30, 2012. There was no stock-based compensation expense related to Liability Awards recognized during the three months ended September 30, 2012. For the three and nine months ended September 30, 2011, the Company recognized approximately $1.0 million and $2.1 million, respectively, in stock-based compensation expense related to equity awards and $0.6 million for each of the three and nine months ended September 30, 2011 in stock-based compensation expense related to Liability Awards.

As of September 30, 2012, unrecognized stock-based compensation expense of approximately $20.4 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.5 years. There is no unrecognized stock-based compensation expense related to Liability Awards as of September 30, 2012. Unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

The total fair value of restricted stock awards that vested during the nine months ended September 30, 2012 was $19.1 million, of which $13.2 million related to the Company’s Liability Awards and was paid in cash. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2011 was $2.1 million. No options were exercised during either of the nine months ended September 30, 2012 or 2011.

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

Non-vested restricted shares of Class A common stock, the Company Warrants and the CMP Restated Warrants (until their expiration) are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income available to common shareholders. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Because the Company has not historically paid dividends to common stockholders, earnings are allocated to each participating security and common share equally, after deducting dividends declared on the Series A Preferred Stock. The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic Earnings Per Share
Numerator:
Undistributed net income from continuing operations	$26,787	$54,956	$12,424	$68,390
Less:
Preferred stock dividends declared	3,418	1,017	11,126	1,017
Accretion of redeemable preferred stock	1,446	527	6,065	527
Participation rights of Company Warrants in undistributed earnings	4,093	8,456	—	4,974
Participation rights of unvested restricted stock in undistributed earnings	84	1,388	—	2245

Basic undistributed net income (loss) from continuing operations - attributable to common shares	$17,746	$43,568	$(4,767)	$59,627

Denominator:
Basic weighted average shares outstanding	169,510	60,295	158,902	47,282

Basic income (loss) from continuing operations per share - attributable to common shares	$0.10	$0.72	$(0.03)	$1.26

Diluted Earnings Per Share:
Numerator:
Undistributed net income from continuing operations	$26,787	$54,956	$12,424	$68,390
Less:
Preferred stock dividends declared	3,418	1,017	11,126	1,017
Accretion of redeemable preferred stock	1,446	527	6,065	527
Participation rights of the Company Warrants in undistributed net income	3,962	7,778	—	4,730
Participation rights of unvested restricted stock in undistributed earnings	81	1,276	—	2,135

Basic undistributed net income (loss) from continuing operations - attributable to common shares	$17,880	$44,358	$(4,767)	$59,981

Denominator:
Basic weighted average shares outstanding	169,510	60,295	158,902	47,282
Effect of dilutive options and warrants	6,842	6,445	—	2,734

Diluted weighted average shares outstanding	176,352	66,740	158,902	50,016

Diluted income (loss) from continuing operations per share - attributable to common shares	$0.10	$0.66	$(0.03)	$1.20

Potentially dilutive equivalent shares outstanding for the nine months ended September 30, 2012 excluded from the computation of diluted income (loss) per share, consisted of approximately 53.1 million additional shares of common stock to underlying outstanding warrants. No potentially dilutive equivalent shares outstanding for the three months ended September 30, 2012, 2011 and the nine months ended September 30, 2011 were excluded from the computation of diluted EPS.

Revisions to Financial Statements

In connection with the preparation of the second quarter of 2012 Unaudited Condensed Consolidated Financial Statements, the Company identified an error in the manner in which earnings per share in certain prior periods was calculated. Upon completion of the Company’s evaluation of the earnings per share calculation, it was determined that the weighted average shares outstanding used in the denominator of the earnings per share calculation in certain prior periods was improperly calculated.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has elected to present herein certain revised financial information for the three and nine months ended September 30, 2011, and the year ended December 31, 2011. The error had no impact on any other periods previously presented.

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

For the three and nine months ended September 30, 2012, the Company recorded tax benefits of $12.2 million and $22.9 million, respectively, on a pre-tax income (loss) from continuing operations of $14.6 million and $(10.4) million, respectively, resulting in an effective tax rate for the three and nine months ended September 30, 2012 of approximately (83.6)% and 219.0%, respectively. In the third quarter of 2012 the Company released $9.3 million of valuation allowance based upon a revised forecast of our 2012 results which will allow us to recognize certain net operating losses that can be utilized against future definitive sources of tax income related the Company’s elective deferral of cancellation of indebtedness income associated with certain events that occurred in 2009. This valuation allowance release is reported as a discrete tax benefit for continuing operations in the third quarter of 2012. For the three and nine months ended September 30, 2011, the Company recorded income tax benefits of $69.2 million and $65.7 million, respectively, on pre-tax income (loss) from continuing operations of $(14.3) million and $2.7 million, respectively, resulting in effective tax rates of 483.9% and (2,464.3)% for the three and nine months ended September, 30, 2011, respectively.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the change in the estimated amount of valuation allowance recorded on the Company’s net deferred tax assets. As of September 30, 2012, the Company continues to maintain a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company’s indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets are available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Accounting for Income Taxes. As of September 30, 2012, the Company does not believe it is more likely than not that the deferred tax assets will be recognized. In reaching this determination, the Company believes that its history of cumulative losses over the past three years outweighs other positive evidence that it is more likely than not that the Company’s deferred tax assets will be recognized. Should the Company’s experience of earning pre-tax income over the past two years continue into the future, the Company may release all or a portion of the valuation allowance during 2012, which would result in a deferred tax benefit in the period of adjustment.

14. Commitments and Contingencies

Future Commitments

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, The American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. In January 2010, the Radio Music License Committee (the “RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, filed motions in the New York courts against these organizations on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI. On January 27, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and ASCAP concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement is a $75.0 million industry fee credit against fees previously paid in 2010 and 2011, with such fees to be credited over the remaining period of the contract. The Company began recognizing the ASCAP credits as a reduction in direct operating expenses on January 1, 2012. On August 28, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and BMI concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement is a $70.5 million industry fee credit against fees previously paid in 2010 and 2011, with such fees immediately available to the industry. The Company recognized a full credit against such fees during the quarter ended September 30, 2012 in the amount of approximately $8.3 million.

The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron was $68.4 million as of September 30, 2012 and is expected to be paid in accordance with the agreements through June 2016.

The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

The 2011 Credit Facilities contain provisions requiring the Company to use the proceeds from the disposition of assets of the Company to prepay amounts outstanding under the First Lien Facility and the Second Lien Facility (to the extent proceeds remain after the required prepayment of all amounts outstanding under the First Lien Facility), subject to the right of the Company to use such proceeds to acquire, improve or repair assets useful in its business, all within one year from the date of receipt of such proceeds. If and to the extent that the proceeds from the Townsquare Asset Exchange are not otherwise reinvested within the applicable time period, the Company intends to prepay amounts outstanding under the 2011 Credit Facilities in accordance with the terms thereof.

The Company entered into a radio network contractual obligation to guarantee a minimum amount revenue share to the contractual party on certain programming within the contract for the year ended December 31, 2012 and in future years. This guarantee is subject to decreases dependent on clearance targets achieved. As of September 30, 2012, the Company believes that it will meet such minimum obligations.

Legal Proceedings

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

15. Supplemental Condensed Consolidating Financial Information

At September 30, 2012, Cumulus and certain of its wholly owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or Cumulus Media Inc. (the “Parent Guarantor”). Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

The following tables present (i) unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2012 and 2011, (ii) unaudited condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, and (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

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

Revision to Prior Period Financial Statements

During the third quarter of 2012, Cumulus Media Inc. determined that it did not properly classify its preferred stock in its supplemental condensed consolidating financial information footnote in previous 2012 interim periods or at December 31, 2011. The Company should have presented the preferred stock balance and related accrued dividends in the Cumulus Media Inc (Parent Guarantor) column and was inappropriately classified in the Cumulus Media Holdings Inc. (Subsidiary Issuer) column. There was no impact on the consolidated balance sheet, statement of income or statement of cash flows.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the error and concluded that the error was not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the year ended December 31, 2011.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2012

(Dollars in thousands)

(Unaudited)

		Cumulus
	Cumulus	Media
	Media Inc.	Holdings Inc.	Subsidiary	Subsidiary		Total
	(Parent Guarantor)	(Subsidiary Issuer)	Guarantors	Non-guarantors	Eliminations	Consolidated
Broadcast revenues	$—	$—	$274,160	$—	$—	$274,160
Management fees	1,190	—	—	—	—	1,190

Net revenues	1,190	—	274,160	—	—	275,350
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	160,282	1,458	—	161,740
Depreciation and amortization	543	—	34,696	—	—	35,239
LMA fees	—	—	928	—	—	928
Corporate general and administrative expenses (including stock-based compensation expense of $2,764)	12,979	—	—	—	—	12,979
Gain on exchange of assets or stations			—			—
Realized gain on derivative instrument	—	—	(129)	—	—	(129)

Total operating expenses	13,522	—	195,777	1,458	—	210,757
Non-operating (expense) income:
Operating (loss) income	(12,332)	—	78,383	(1,458)	—	64,593

Interest expense, net	(1,361)	(48,651)	255	—	—	(49,757)
Other expense, net	—	—	(224)	—	—	(224)

Total non-operating expense, net	(1,361)	(48,651)	31	—	—	(49,981)

(Loss) income from continuing operations before income taxes	(13,693)	(48,651)	78,414	(1,458)	—	14,612
Income tax benefit	—	—	10,010	2,165	—	12,175

(Loss) income from continuing operations	(13,693)	(48,651)	88,424	707	—	26,787

Income from discontinued operations, net of taxes	—	—	35,275	(6,017)	—	29,258

Earnings (loss) from consolidated subsidiaries	69,738	118,389	(5,310)	—	(182,817)	—

Net income (loss)	$56,045	$69,738	$118,389	$(5,310)	$(182,817)	$56,045

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2011

(Dollars in thousands)

(Unaudited)

		Cumulus
	Cumulus	Media
	Media Inc.	Holdings Inc.	Subsidiary	Subsidiary		Total
	(Parent Guarantor)	(Subsidiary Issuer)	Guarantors	Non-guarantors	Eliminations	Consolidated
Broadcast revenues	$—	$—	$124,332	$—	$—	$124,332
Management fees	458	—	—	—	—	458

Net revenues	458	—	124,332	—	—	124,790
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	73,404	306	—	73,710
Depreciation and amortization	360	—	10,665	—	—	11,025
LMA fees	—	—	530	—	—	530
Corporate general and administrative expenses (including stock-based compensation expense of $1,601)	44,024	—	630	—	—	44,654
Realized loss on derivative instrument	—	—	1,436	—	—	1,436

Total operating expenses	44,384	—	86,665	306	—	131,355

Operating (loss) income	(43,926)	—	37,667	(306)	—	(6,565)
Non-operating (expense) income:
Interest expense, net	(555)	(19,045)	97	—	—	(19,503)
Other expense, net	—	—	182	—	—	182
Gain on equity investment in Cumulus Media Partners, LLC	11,636	—	—	—	—	11,636

Total non-operating expense, net	11,081	(19,045)	279	—	—	(7,685)

(Loss) income from continuing operations before income taxes	(32,845)	(19,045)	37,946	(306)	—	(14,250)
Income tax expense	—	—	67,199	2,007	—	69,206

(Loss) income from continuing operations	(32,845)	(19,045)	105,145	1,701	—	54,956

Income from discontinued operations, net of taxes	—	—	8,452	(3,870)	—	4,582

Earnings (loss) from consolidated subsidiaries	92,383	111,428	(2,169)	—	(201,642)	—

Net income (loss)	$59,538	$92,383	$111,428	$(2,169)	$(201,642)	$59,538

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2012

(Dollars in thousands)

(Unaudited)

	Cumulus	Cumulus Media
	Media Inc.	Holdings Inc.	Subsidiary	Subsidiary		Total
	(Parent Guarantor)	(Subsidiary Issuer)	Guarantors	Non-guarantors	Eliminations	Consolidated
Broadcast revenues	$—	$—	$790,870	$—	$—	$790,870
Management fees	1,516	—	—	—	—	1,516

Net revenues	1,516	—	790,870	—	—	792,386
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	481,601	2,505	—	484,106
Depreciation and amortization	1,109	—	105,212	—	—	106,321
LMA fees	—	—	2,652	—	—	2,652
Corporate general and administrative expenses (including stock-based compensation expense of $15,671)	46,473	—	—	—	—	46,473
Gain on exchange of assets or stations	—	—	—	—	—	—
Realized loss on derivative instrument	—	—	624	—	—	624
Impairment of intangible assets	—	—	12,435	—	—	12,435

Total operating expenses	47,582	—	602,524	2,505	—	652,611

Operating (loss) income	(46,066)	—	188,346	(2,505)	—	139,775

Non-operating (expense) income:
Interest (expense) income, net	(1,696)	(149,336)	853	—	—	(150,179)
Other expense, net	—	—	(34)	—	—	(34)

Total non-operating (expense) income, net	(1,696)	(149,336)	819	—	—	(150,213)

(Loss) income from continuing operations before income taxes	(47,762)	(149,336)	189,165	(2,505)	—	(10,438)
Income tax benefit	—	—	11,272	11,590	—	22,862
(Loss) income from continuing operations	(47,762)	(149,336)	200,437	9,085	—	12,424
Income from discontinued operations, net of taxes	—	—	48,766	(9,131)	—	39,635

Earnings (loss) from consolidated subsidiaries	99,821	249,157	(46)	—	(348,932)	—

Net income (loss)	$52,059	$99,821	$249,157	$(46)	$(348,932)	$52,059

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2011

(Dollars in thousands)

(Unaudited)

	Cumulus	Cumulus Media
	Media Inc.	Holdings Inc.	Subsidiary	Subsidiary		Total
	(Parent Guarantor)	(Subsidiary Issuer)	Guarantors	Non-guarantors	Eliminations	Consolidated
Broadcast revenues	$—	$—	$235,989	$—	$—	$235,989
Management fees	2,708	—	—	—	—	2,708

Net revenues	2,708	—	235,989	—	—	238,697
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	141,859	831	—	142,690
Depreciation and amortization	1,079	—	13,623	—	—	14,702
LMA fees	—	—	1,670	—	—	1,670
Corporate general and administrative expenses (including stock-based compensation expense of $2,788)	61,294	—	630	—	—	61,924
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Realized loss on derivative instrument	—	—	2,681	—	—	2,681

Total operating expenses	62,373	—	145,185	831	—	208,389

Operating (loss) income	(59,665)	—	90,804	(831)	—	30,308

Non-operating (expense) income:
Interest (expense) income, net	(9,276)	(25,826)	103	—	—	(34,999)
Loss on early extinguishment of debt	(4,366)	—	—	—	—	(4,366)
Other expense, net	—	—	88	—	—	88
Gain on equity investment in Cumulus Media Partners, LLC	11,636					11,636

Total non-operating expense, net	(2,006)	(25,826)	191	—	—	(27,641)

(Loss) income from continuing operations before income taxes	(61,671)	(25,826)	90,995	(831)	—	2,667
Income tax expense	—	—	66,779	(1,256)	—	65,723

(Loss) income from continuing operations	(61,671)	(25,826)	157,974	(2,087)	—	68,390

Income from discontinued operations, net of taxes	—	—	12,478	(3,870)	—	8,608

Earnings (loss) from consolidated subsidiaries	138,669	164,495	(5,957)	—	(297,207)	—

Net income (loss)	$76,998	$138,669	$164,495	$(5,957)	$(297,207)	$76,998

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2012

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Cumulus	Cumulus
	Media Inc.	Media
	(Parent	Holdings Inc.	Subsidiary	Subsidiary		Total
	Guarantor)	(Subsidiary Issuer)	Guarantors	Non-guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$38,847	$—	$8,129	$—	$—	$46,976
Restricted cash	3,254	—	—	—	—	3,254
Accounts receivable, less allowance for doubtful accounts of $4,504	—	—	222,096	—	—	222,096
Trade receivable	—	—	7,073	—	—	7,073
Prepaid expenses and other current assets	8,560	—	24,595	—	—	33,155

Total current assets	50,661	—	261,893	—	—	312,554
Property and equipment, net	4,217	—	257,750	—	—	261,967
Broadcast licenses	—	—	—	1,610,128	—	1,610,128
Other intangible assets, net	—	—	287,667	—	—	287,667
Goodwill	—	—	1,296,348	—	—	1,296,348
Investment in consolidated subsidiaries	426,220	3,025,733	1,125,498	—	(4,577,451)	—
Other assets	11,349	113,276	(45,071)	—	—	79,554

Total assets	$492,447	$3,139,009	$3,184,085	$1,610,128	$(4,577,451)	$3,848,218

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$13,608	$20,834	$90,363	$—	$—	$124,805
Trade payable	—	—	5,623	—	—	5,623
Current portion of long-term debt	—	13,250	—	—	—	13,250
Other current liabilities	—	—	12,022	—	—	12,022

Total current liabilities	13,608	34,084	108,008	—	—	155,700
Long-term debt, excluding 7.75% senior notes	—	2,068,705	—	—	—	2,068,705
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	75,966	—	(27,837)	—	—	48,129
Deferred income taxes	—	—	78,181	484,630	—	562,811

Total liabilities	89,574	2,712,789	158,352	484,630	—	3,445,345

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding	70,854	—	—	—	—	70,854

Total redeemable preferred stock	70,854	—	—	—	—	70,854

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 182,053,736 shares issued and 157,908,633 outstanding	1,821	—	—	—	—	1,821
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,145,103 shares	(251,957)	—	—	—	—	(251,957)
Additional paid-in-capital	1,515,407	173,618	3,502,648	2,099,486	(5,775,752)	1,515,407
Accumulated (deficit) equity	(933,412)	252,602	(476,915)	(973,988)	1,198,301	(933,412)

Total stockholders’ equity (deficit)	332,019	426,220	3,025,733	1,125,498	(4,577,451)	332,019

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$492,447	$3,139,009	$3,184,085	$1,610,128	$(4,577,451)	$3,848,218

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2011

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,714	$—	$18,878	$—	$—	$30,592
Restricted cash	3,854	—	—	—	—	3,854
Accounts receivable, less allowance for doubtful accounts of $2,765	—	—	236,804	—	—	236,804
Trade receivable	—	—	5,967	—	—	5,967
Compensation held in trust	24,807					24,807
Prepaid expenses and other current assets	6,542	—	14,762	1,011	—	22,315

Total current assets	46,917	—	276,411	1,011	—	324,339
Property and equipment, net	6,555	—	271,515	—	—	278,070
Broadcast licenses	—	—	—	1,625,415	—	1,625,415
Other intangible assets, net	—	—	390,509	—	—	390,509
Goodwill	—	—	1,334,512	—	—	1,334,512
Investment in consolidated subsidiaries	440,008	3,247,865	1,157,317	—	(4,845,190)	—
Other assets	13,577	55,176	18,993	—	—	87,746

Total assets	$507,057	$3,303,041	$3,449,257	$1,626,426	$(4,845,190)	$4,040,591

Liabilities, Redeemable Preferred Stockand Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$60,345	$12,496	$87,070	$275	$—	$160,186
Trade payable	—	—	4,999	—	—	4,999
Current portion of long-term debt	—	13,250	—	—	—	13,250

Total current liabilities	60,345	25,746	92,069	275	—	178,435
Long-term debt, excluding 7.75% senior notes	—	2,227,287	—	—	—	2,227,287
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	42,552	—	21,386	—	—	63,938
Deferred income taxes	—	—	87,937	468,834	—	556,771

Total liabilities	102,897	2,863,033	201,392	469,109	—	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding	113,447	—	—	—	—	113,447

Total redeemable preferred stock	113,447	—	—	—	—	113,447

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 160,783,484 shares issued and 137,085,813 shares outstanding	1,608	—	—	—	—	1,608
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 shares issued and outstanding	124	—	—	—	—	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 23,697,671 shares	(251,666)	—	—	—	—	(251,666)
Additional paid-in-capital	1,526,114	285,806	3,972,850	2,131,251	(6,389,907)	1,526,114
Accumulated (deficit) equity	(985,473)	154,202	(724,985)	(973,934)	1,544,717	(985,473)

Total stockholders’ equity (deficit)	290,713	440,008	3,247,865	1,157,317	(4,845,190)	290,713

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$507,057	$3,303,041	$3,449,257	$1,626,426	$(4,845,190)	$4,040,591

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012

(Dollars in thousands)

(Unaudited)

		Cumulus
	Cumulus	Media
	Media Inc.	Holdings Inc.	Subsidiary	Subsidiary		Total
	(Parent Guarantor)	(Subsidiary Issuer)	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$52,059	$99,821	$249,157	$46	$(348,932)	$52,059
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,109	—	106,372	—	—	107,481
Amortization of debt issuance costs/discounts	—	7,581	—	—	—	7,581
Provision for doubtful accounts	—	—	2,892	—	—	2,892
Gain on sale of assets or stations	—	—	(163)	—	—	(163)
Gain on exchange of assets or stations	—	—	(38,251)	(24,977)	—	(63,228)
Impairment of intangible assets	—		12,435			12,435
Fair value adjustment of derivative instruments	311	—	624	—	—	935
Deferred income taxes	—	—	(16,475)	22,518	—	6,043
Stock-based compensation expense	15,671	—	—	—	—	15,671
Earnings from consolidated subsidiaries	(99,821)	(249,157)	46	—	348,932	—
Changes in assets and liabilities	120,105	302,755	(438,371)	2,505	—	(13,006)

Net cash provided by (used in) operating activities	89,434	161,000	(121,734)	—	—	128,700
Cash flows from investing activities:
Restricted cash	600	—		—	—	600
Proceeds from sale of assets or stations	426	—	—	—	—	426
Capital expenditures	(722)	—	(3,933)	—	—	(4,655)
Proceeds from exchange of assets or stations	—	—	114,918	—	—	114,918

Net cash (used in) provided by investing activities	304	—	110,985	—	—	111,289
Cash flows from financing activities:
Repayments of borrowings under revolving credit facilities	—	(161,000)	—	—	—	(161,000)
Tax withholding payments on behalf of employees	(1,909)	—	—	—	—	(1,909)
Preferred stock dividends	(11,599)	—	—	—	—	(11,599)
Proceeds from exercise of warrants	136	—	—	—	—	136
Repayment of preferred stock	(49,233)	—	—	—	—	(49,233)

Net cash used in financing activities	(62,605)	(161,000)	—	—	—	(223,605)
Increase (decrease) in cash and cash equivalents	27,133	—	(10,749)	—	—	16,384
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592

Cash and cash equivalents at end of period	$38,847	$—	$8,129	$—	$—	$46,976

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2011

(Dollars in thousands)

(Unaudited)

		Cumulus
	Cumulus	Media
	Media Inc.	Holdings Inc.	Subsidiary	Subsidiary		Total
	(Parent Guarantor)	(Subsidiary Issuer)	Guarantors	Non-guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$76,998	$138,669	$164,495	$(5,957)	$(297,207)	$76,998
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,079	—	14,152	—	—	15,231
Amortization of debt issuance costs/discounts	435	1,264	—	—	—	1,699
Provision for doubtful accounts	—	—	920	—	—	920
Loss on sale of assets or stations	—	—	33	—	—	33
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Fair value adjustment of derivative instruments	(3,683)	—	2,681	—	—	(1,002)
Deferred income taxes	—	—	(63,317)	(5,126)	—	(68,443)
Stock-based compensation expense	2,788	—	—	—	—	2,788
Other	(1,318)					(1,318)
Loss on early extinguishment of debt	4,366	—	—	—	—	4,366
Gain on equity investment in Cumulus Media Partners, LLC	(11,636)	—	—	—	—	(11,636)
Earnings from consolidated subsidiaries	(138,669)	(164,495)	5,957	—	297,207	—
Changes in assets and liabilities	2,924,469	(2,816,798)	(90,761)	11,083	—	27,993

Net cash provided by (used in) operating activities	2,854,829	(2,841,360)	18,882	—	—	32,351
Cash flows from investing activities:
Restricted Cash	(17)	—	—	—	—	(17)
Acquisitions less cash acquired	(2,024,153)	—	—	—	—	(2,024,153)
Capital expenditures	(918)	—	(1,967)	—	—	(2,885)

Net cash used in investing activities	(2,025,088)	—	(1,967)	—	—	(2,027,055)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(1,214,676)					(1,214,676)
Tax withholding payments on behalf of employees	(666)					(666)
Proceeds from issuance of 7.75% senior notes due 2019	—	610,000				610,000
Proceeds from borrowings under term loans and revolving credit facilities,						—
net of $25.1 million debt discount	—	2,289,900				2,289,900
Proceeds from sale of equity securities	444,513	—	—	—	—	444,513
Redemption of CMP preferred stock	(41,565)					(41,565)
Deferred financing costs	—	(58,540)	—	—	—	(58,540)

Net cash (used in) provided by financing activities	(812,394)	2,841,360	—	—	—	2,028,966
Increase in cash and cash equivalents	17,347	—	16,915	—	—	34,262
Cash and cash equivalents at beginning of period	12,638	—	176	—	—	12,814

Cash and cash equivalents at end of period	$29,985	$—	$17,091	$—	$—	$47,076

16. Subsequent Event

On October 15, 2012, the Company entered into an asset exchange agreement with Family Stations, Inc. pursuant to which it agreed to exchange its WDVY station in New York plus $40 million in cash for Family Stations’ WFME station in Newark, New Jersey. The transaction is part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters. The total purchase price is subject to increases of $10 million up to a total purchase price of $50 million dependent on location and FCC class changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our inability to renew one or more of our broadcast licenses, changes in interest rates, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, any material changes from the preliminary to final purchase price allocations in completed acquisitions, the impact of general economic conditions in the United States or in specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies, cancellation, disruptions or postponements of advertising schedules in response to national or world events, and our ability to generate revenue from new sources, including technology-based initiatives. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.

For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

Factors Affecting Comparability

Primarily as a result of the completion of the significant transactions described below during the third quarter of 2011, we believe that our results of operations for the three and nine months ended September 30, 2012 will provide only limited comparability to our results of operations for the three and nine months ended September 30, 2011. Investors are cautioned to not place undue reliance on any such comparison. Aggregate revenues of $43.3 million and $123.3 million for the three and nine months ended September 30, 2012, respectively, attributable to Cumulus Media Partners LLC (“CMP”) and $172.4 million and $511.8 million for the three and nine months ended September 30, 2012, respectively, attributable to Citadel are included in the accompanying unaudited condensed consolidated financial statements for such periods.

On August 1, 2011, we completed our previously announced acquisition of the remaining 75.0% of the equity interests of CMP that we did not already own. CMP’s results of operations have been included in the consolidated financial statements since the date of the completion of the CMP Acquisition. Pursuant to a management agreement, we had operated CMP’s business since 2006. In connection with the CMP Acquisition, we issued 9.9 million shares of our common stock to the CMP Sellers. For additional information regarding the CMP Acquisition, see Note 1, “Basis of Presentation, Interim Financial Data and Basis of Presentation” and Note 2, “Acquisitions and Dispositions.” Also in connection with the CMP Acquisition, the CMP Restated Warrants were amended and restated to become exercisable for up to 8.3 million shares of our common stock. These warrants expired by their terms on July 31, 2012.

On September 16, 2011, we completed the previously announced Citadel Acquisition, pursuant to which we acquired Citadel for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, the issuance of 23.6 million shares of Class A common stock, warrants to purchase 47.6 million shares of Class A common stock, and the assumption of outstanding debt, which was refinanced as part of our previously announced related refinancing (the “Refinancing”). Citadel’s results of operations have been included in the consolidated financial statements since the date of the completion of the Citadel Acquisition.

In connection with the closing of the Citadel Acquisition, we undertook a number of significant refinancing transactions, all as described in more detail in “—Liquidity and Capital Resources” below.

Operating Overview

We are the largest pure-play radio broadcaster in the United States based on number of stations. At September 30, 2012, we owned or operated more than 525 radio stations (including under LMAs) in 110 United States media markets and nationwide radio networks serving over 4,000 stations. Under LMAs, we provide sales and marketing services for 11 radio stations in the United States in exchange for a management or consulting fee. In addition to entering into LMAs, we have in the past, and expect that we will from time to time in the future enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

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

On September 16, 2011 in connection with the closing of the Citadel Acquisition and to complete the Refinancing, we entered into the First Lien Facility and the Second Lien Facility (each as defined in “—Liquidity and Capital Resources – 2011 Refinancing Transactions”). The First Lien Facility consists of the $1.325 billion First Lien Term Loan and the $300.0 million Revolving Credit Facility. The Second Lien Facility consists of the $790.0 million Second Lien Term Loan. On that date and also in connection therewith, we used borrowings of $1.325 billion under the First Lien Term Loan, $200.0 million under the Revolving Credit Facility and $790.0 million under the Second Lien Term Loan, along with proceeds from the Equity Investment, to repay approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) ours (including the repayment of amounts outstanding under, and the termination of, the Terminated Credit Facility), (b) certain of our wholly-owned subsidiaries, and (c) Citadel.

Also in connection with the Citadel Acquisition and as part of the transactions included in the Refinancing, we completed the previously announced internal restructuring into a holding company structure, which included transferring the remaining assets and operations held directly or indirectly by us, other than the equity interests of our direct wholly-owned subsidiary Cumulus Media Holdings Inc. (“Cumulus Holdings”), to Cumulus Holdings (the “Internal Restructuring”) and in which, among other things, Cumulus Holdings was substituted for us as the issuer under the $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”), which remain outstanding.

Pursuant to the Equity Investment, on September 16, 2011, we issued and sold (i) 51.8 million shares of Class A common stock to Crestview; (ii) 125,000 shares of Series A Preferred Stock to Macquarie; and (iii) 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of our Class A common stock to UBS and certain other investors. Also pursuant thereto, we issued the Crestview Warrants to purchase 7.8 million shares of Class A common stock, at an exercise price of $4.34 per share. Dividends on the Series A Preferred Stock accrued at a rate of 10.0% per annum from issuance until March 15, 2012, and currently accrue at 14.0% per annum through September 15, 2013, with additional increases for every two-year period thereafter. The dividends are payable in cash, except that, at our option, up to 50.0% of the dividends for any period may be paid through the issuance of additional shares of Series A Preferred Stock. Payment of dividends on the Series A Preferred Stock is in preference and prior to any dividends payable on any class of our common stock and, in the event of any liquidation, dissolution or winding up, holders of Series A Preferred Stock are entitled to the liquidation value thereof prior to, and in preference of, payment of any amounts to holders of any class of our common stock. During the three months ended September 30, 2012 we used approximately $50 million in cash to redeem a number of outstanding shares of Series A Preferred Stock.

We have assessed the current and expected implications of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of September 30, 2012, that cash on hand, cash expected to be generated from operating activities, borrowing availability under the Revolving Credit Facility and, if necessary, any further financing activities, will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and repurchases of securities and other debt obligations through September 30, 2013. However, given the uncertainty of our markets’ cash flows, the cyclical nature of our accounts receivable and subsequent payments by our customers, uncertainties in connection with the integration of the CMP Acquisition and the Citadel Acquisition, including with respect to the timing and achievement of expected synergies therefrom, no assurances can be provided in this regard.

Advertising Revenue and Adjusted EBITDA

Our primary source of revenues is the sale of advertising time on our radio stations. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by our radio stations. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of formats in particular our strange presence in news, talk and sports radio on our stations helps to insulate them from the effects of changes in the musical tastes of the public with respect to any particular format. In addition, we believe that the radio station portfolio that we now own and operate, including as a result of the CMP Acquisition and the Citadel Acquisition, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream, is designed to reduce our revenue dependence on any single demographic, region or industry.

Our radio stations strive to maximize revenue by managing their on-air inventory of advertising. The optimal number of advertisements available for sale depends on the programming format of a particular station. Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory. In the broadcasting industry, radio stations sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $20.4 million and $12.8 million in the nine months ended September 30, 2012 and 2011, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 72.5% and 75.0% of our total revenues during the nine months ended September 30, 2012 and 2011, respectively.

Our advertising revenues vary by quarter throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter generally produces the lowest revenues of each annual period as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues in each year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives. Revenues are also typically higher in even-numbered years due to increased spending by political candidates, political parties and special interest groups in advance of elections. This political spending typically is heaviest during the fourth quarter.

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

In deriving this measure, management excludes depreciation, amortization and stock-based compensation expense, as these do not represent cash payments for activities related to the operation of the radio stations. In addition, we also exclude LMA fees acquisition-related costs and franchise taxes from our calculation of Adjusted EBITDA, even though such fees require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our First Lien Facility. Management excludes any gain or loss on the exchange or sale of radio stations as it does not represent a cash transaction. Management also excludes any realized gain or loss on derivative instruments as it does not represent a cash transaction nor is it associated with radio station operations. Management excludes any impairment of goodwill and intangible assets as it does not require a cash outlay. Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a radio company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for radio broadcasting companies. Given the relevance to our overall value, management believes that investors consider the metric to be extremely useful.

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

Results of Operations

Analysis of the Unaudited Condensed Consolidated Results of Operations. The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data includes the results of CMP and Citadel from the dates of acquisition, August 1, 2011 and September 16, 2011, respectively, and should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months	% Change Nine Months
	2012	2011	2012	2011	Ended	Ended
STATEMENT OF OPERATIONS DATA:
Net revenues	$275,350	$124,790	$792,386	$238,697	120.7%	232.0%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	161,740	73,710	484,106	142,690	119.4%	239.3%
Depreciation and amortization	35,239	11,025	106,321	14,702	219.6%	623.2%
LMA fees	928	530	2,652	1,670	75.1%	58.8%
Corporate, general and administrative expenses (including stock-based compensation expense)	12,979	44,654	46,473	61,924	-70.9%	-25.0%
Gain on exchange of assets or stations	—	—	—	(15,278)	* *	-100.0%
Realized (gain) loss on derivative instrument	(129)	1,436	624	2,681	-109.0%	-76.7%
Impairment of intangible assets	—	—	12,435	—	* *	* *

Operating income	64,593	(6,565)	139,775	30,308	* *	361.2%
Interest expense, net	(49,757)	(19,503)	(150,179)	(34,999)	155.1%	329.1%
Loss on early extinguishment of debt	—	—	—	(4,366)	* *	* *
Other (expense) income, net	(224)	182	(34)	88	223.1%	138.6%
Gain on equity investment in CMP	—	11,636	—	11,636	* *	* *

Income (loss) from continuing operations before income taxes	14,612	(14,250)	(10,438)	2,667	202.5%	* *
Income tax benefit	12,175	69,206	22,862	65,723	-82.4%	-65.2%

Income from continuing operations	26,787	54,956	12,424	68,390	-51.3%	-81.8%
Income from discontinued operations, net of taxes	29,258	4,582	39,635	8,608	538.5%	-360.4%

Net income	$56,045	$59,538	$52,059	$76,998	-5.9%	-32.4%

OTHER DATA:
Adjusted EBITDA	$107,856	$10,732	$295,891	$44,973	905.0%	557.9%

**	Calculation is not meaningful.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Revenues. Net revenues for the three months ended September 30, 2012 increased $150.6 million, or 120.7%, to $275.4 million, compared to $124.8 million for the three months ended September 30, 2011. This increase reflects the full period impact of net revenues from CMP and Citadel, including a $4.6 million increase in political advertising. Revenue growth was partially offset by short term revenue impacts resulting from strategic format changes in some markets, general downward trends in the overall macro economic environment for radio and reduced use of trade advertising on acquired stations.

Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the three months ended September 30, 2012 increased $88.0 million, or 119.4%, to $161.7 million, compared to $73.7 million for the three months ended September 30, 2011. This increase reflects the full period impact of direct operating expenses of CMP and Citadel partially offset by a $7.1 million decrease in music licensing fees. Previously announced synergies resulted in reduced compensation costs and discretionary spending related to promotions, as well as enhanced expense controls.

Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2012 increased $24.2 million, or 219.6%, to $35.2 million, compared to $11.0 million for the three months ended September 30, 2011. This increase reflects the impact of a full period of additional depreciation and amortization expense from assets acquired in the CMP and Citadel Acquisitions, partially offset by a $0.2 million decrease in depreciation expense on our historical assets within our legacy markets due to a more fully depreciated asset base.

Corporate General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate general and administrative expenses, including stock-based compensation expense, for the three months ended September 30, 2012 decreased $31.7 million, or 70.9%, to $13.0 million, compared to $44.7 million for the three months ended September 30, 2011. This decrease is primarily comprised of a $35.7 million decrease in acquisition and restructuring costs primarily related to the Citadel and CMP acquisitions completed in 2011, partially offset by a $1.2 million increase in stock-based compensation expense.

Realized Losses on Derivative Instrument. For the three months ended September 30, 2012, we recorded a $0.1 million gain related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA, compared to a $1.4 million loss recorded for the three months ended September 30, 2011.

Interest Expense, net. Total interest expense, net of interest income, for the three months ended September 30, 2012 increased $30.3 million, or 155.1%, to $49.8 million compared to $19.5 million for the three months ended September 30, 2011. Interest expense associated with outstanding debt increased by $26.9 million to $46.9 million as compared to $20.0 million in the prior year period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of the CMP and Citadel acquisitions and the Company’s related refinancing (“the Refinancing”) in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months Ended September 30,		2012 vs 2011
	2012	2011	$ Change	% Change
7.75% Senior Notes	$11,819	$12,081	$(262)	-2.2%
Bank borrowings – term loans and revolving credit facilities	35,057	7,871	27,186	345.4%
Other interest expense (income)	3,075	(397)	3,472	-874.6%
Change in fair value of interest rate cap	61	—	61	* *
Interest income	(255)	(52)	(203)	390.4%

Interest expense, net	$49,757	$19,503	$30,254	155.1%

**	Calculation is not meaningful.

Other Expense (Income), net. Other expense, net, was $0.2 million for the three months ended September 30, 2012 as compared to other income, net of $0.2 million for the three months ended September 30, 2011. The change is related primarily to certain acquired asset and liability dispositions.

Gain on Equity Investment in CMP. For the three months ended September 30, 2011 we recorded an $11.6 million gain on our equity investment in CMP due to the completion of the CMP Acquisition. There was not a similar gain during the three months ended September 30, 2012 (see Note 2, “Acquisitions and Dispositions”).

Income Taxes. For the three months ended September 30, 2012, the Company recorded a tax benefit of $12.2 million on pre-tax income from continuing operations of $14.6 million, resulting in an effective tax rate of approximately (83.6)%. For the three months ended September 30, 2011, the Company recorded an income tax benefit of $69.2 million on a pre-tax loss from continuing operations of $(14.3) million, resulting in an effective tax rate of 483.9%.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the change in the estimated amount of valuation allowance recorded on the Company’s net deferred tax assets.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2012 increased $97.2 million to $107.9 million from $10.7 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Revenues. Net revenues for the nine months ended September 30, 2012 increased $553.7 million, or 232.0%, to $792.4 million, compared to $238.7 million for the nine months ended September 30, 2011. This increase reflects the impact of net revenues from CMP and Citadel, as well as a $10.6 million increase in political advertising. Revenue growth was partially offset by short term revenue impacts resulting from strategic format changes in some markets, general downward trends in the overall macro economic environment for radio and reduced use of trade advertising on acquired stations.

Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the nine months ended September 30, 2012 increased $341.4 million, or 239.3%, to $484.1 million, compared to $142.7 million for the nine months ended September 30, 2011. This increase reflects the impact of direct operating expenses of Citadel and CMP partially offset by a $7.1 million decrease in music license fees. Previously announced synergies resulted in reduced compensation costs and discretionary spending related to promotions, as well as enhanced expense controls.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2012 increased $91.6 million to $106.3 million, compared to $14.7 million for the nine months ended September 30, 2011. This increase reflects the impact of additional depreciation and amortization expense from assets acquired in the Citadel Acquisition and the CMP Acquisition, partially offset by a $0.7 million decrease in depreciation expense on assets within our legacy markets due to a more fully depreciated asset base.

Corporate General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate general and administrative expenses, including stock-based compensation expense, for the nine months ended September 30, 2012 decreased $15.4 million, or 25.0%, to $46.5 million, compared to $61.9 million for the nine months ended September 30, 2011. This decrease is primarily comprised of a $2.6 million reduction of certain contractual obligations assumed in the Citadel acquisition, and a $35.8 million reduction in acquisition costs since the prior year period included costs associated with the CMP and Citadel acquisitions. This was partially offset by a $12.9 million increase in stock compensation expense attributed mainly to the Citadel Acquisition and additional personnel costs of $4.2 million.

Gain on Exchange of Assets or Stations. During the nine months ended September 30, 2011, we completed an asset exchange with Clear Channel Communications, Inc. (“Clear Channel”) to swap our Canton, Ohio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.3 million. There were no similar transactions during the 2012 period.

Realized Losses on Derivative Instrument. For the nine months ended September 30, 2012 and 2011, we recorded losses of $0.6 million and $2.7 million, respectively, related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA.

Impairment of Intangible Assets. For the nine months ended September 30, 2012, we recorded a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. There was no similar impairment for the nine months ended September 30, 2011.

Interest Expense, net. Total interest expense, net of interest income, for the nine months ended September 30, 2012 increased $115.2 million, or 329.1%, to $150.2 million compared to $35.0 million for the nine months ended September 30, 2011. Interest expense associated with outstanding debt increased by $107.4 million to $142.1 million as compared to $34.7 million in the prior year period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of indebtedness incurred to complete the CMP and Citadel Acquisitions and the Refinancing in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Nine Months Ended September 30,		2012 vs 2011
	2012	2011	$ Change	% Change
7.75% Senior Notes	$35,456	$18,516	$16,940	91.5%
Bank borrowings – term loans and revolving credit facilities	106,608	16,176	90,432	559.1%
Bank borrowings yield adjustment—interest rate swap	—	3,708	(3,708)	* *
Other interest expense	8,657	337	8,320	2468.8%
Change in fair value of interest rate cap and option agreement	311	(3,680)	3,991	-108.5%
Interest income	(853)	(58)	(795)	1370.7%

Interest expense, net	$150,179	$34,999	$115,180	329.1%

**	Calculation is not meaningful.

Loss on Early Extinguishment of Debt. For the nine months ended September 30, 2011, the Company recorded $4.4 million in loss on early extinguishment of debt as a result of our debt refinancing in May 2011. There was no similar extinguishment of debt during the nine months ended September 30, 2012.

Other Income (Expense), net. Other income, net, of less than $0.1 million for the nine months ended September 30, 2012 represents a gain on disposition of assets as compared to other expense, net, of $0.1 million for the nine months ended September 30, 2011, which represented a loss on disposition of assets.

Gain on Equity Investment in CMP. For the nine months ended September 30, 2011 we recorded an $11.6 million gain on our equity investment in CMP due to the CMP Acquisition. There was not a similar gain during the nine months ended September 30, 2012 (see Note 2, “Acquisitions and Dispositions”).

Income Taxes. For the nine months ended September 30, 2012, the Company recorded a tax benefit of $22.9 million on a pre-tax loss of $(10.4) million, resulting in an effective tax rate of approximately 219.0%. For the nine months ended September 30, 2011, the Company recorded an income tax benefit of $65.7 million on pre-tax income from continuing operations of $2.7 million, resulting in an effective tax rate of (2,464.3)%.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the change in the estimated amount of valuation allowance recorded on the Company’s net deferred tax assets.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2012 increased $250.9 million to $295.9 million from $45.0 million for the nine months ended September 30, 2011.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying unaudited condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months		% Change Nine Months
	2012	2011	2012	2011	Ended		Ended
Net income	$56,045	$59,538	$52,059	$76,998	-5.9%		-32.4%
Depreciation and amortization	35,239	11,025	106,321	14,702	219.6%		623.2%
LMA fees	928	530	2,652	1,670	75.1%		58.8%
Stock-based compensation expense	2,764	956	15,671	2,143	189.1%		631.3%
Gain on exchange or sale of assets or stations	—	—	—	(15,278)	*	*	*	*
Realized (gain) loss on derivative instrument	(129)	1,436	624	2,681	-109.0%		-76.7%
Impairment of intangible assets	—	—	12,435	—	*	*	*	*
Acquisition-related costs	2,728	—	8,194	—	*	*	*	*
Franchise taxes	275	—	832	—	*	*	*	*
Interest expense, net	49,757	19,503	150,179	34,999	155.1%		329.1%
Other expense (income), net	224	(182)	34	(88)	*	*	*	*
Loss on early extinguishment of debt	—	—	—	4,366	*	*	*	*
Gain on equity investment in CMP	—	(11,636)	—	(11,636)	*	*	*	*
Income tax benefit	(12,175)	(69,206)	(22,862)	(65,723)	-82.4%		-65.2%
Depreciation and amortization from discontinued operations	—	194	1,160	529	*	*	119.3%
Non-operating (income) expense from discontinued operations	(63,226)	1	(63,219)	1	*	*	*	*
Income tax expense (benefit) from discontinued operations	35,426	(1,427)	31,811	(391)	*	*	*	*

Adjusted EBITDA	$107,856	$10,732	$295,891	$44,973	905.0%		557.9%

**	Calculation is not meaningful.

Liquidity and Capital Resources

As of September 30, 2012, we had $300.0 million in availability under the Revolving Credit Facility and an incremental term loan facility for up to $500.0 million under the 2011 Credit Facilities, subject to certain conditions (see “—Liquidity Considerations” for further discussion).

Cash Flows provided by Operating Activities

	Nine Months Ended September 30,
	2012	2011
(Dollars in thousands)
Net cash provided by operating activities	$128,700	$32,351

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, net cash provided by operating activities increased $96.3 million as compared to the nine months ended September 30, 2011. The increase was primarily due to an increase in net revenues of $553.7 million, partially offset by an aggregate decrease in cash provided by operating assets and liabilities of $41.0 million and increases in operating expenses and cash paid for interest of $313.1 million and $117.6 million, respectively.

Cash Flows provided by (used in) Investing Activities

	Nine Months Ended September 30,
	2012	2011
(Dollars in thousands)
Net cash provided by (used in) investing activities	$ 111,289	$(2,027,055)

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, net cash provided by (used in) investing activities increased $2.1 billion, primarily due to net cash being used in investing activities of $2.0 billion to complete the Citadel Acquisition in the nine months ended September 30, 2011. Cash flows provided by investing activities for the nine months ended September 30, 2012 primarily consisted of proceeds from the Townsquare Asset Exchange of $114.9 million.

Cash Flows (used in) provided by Financing Activities

	Nine Months Ended September 30,
	2012	2011
(Dollars in thousands)
Net cash (used in) provided by financing activities	$(223,605)	$2,028,966

For the nine months ended September 30, 2012, net cash used in financing activities was $223.6 million, consisting primarily of cash generated by operations and the cash proceeds from the Townsquare Asset Exchange. Net cash used in financing activities for the nine months ended September 30, 2012 primarily consisted of repayments of borrowings under our term loans and revolving credit facilities of $161.0 million and $49.2 million for the redemption of a number of shares of our Series A Preferred Stock. For the nine months ended September 30, 2011, net cash provided by financing activities was $2.0 billion, primarily consisting of net proceeds from the Refinancing and the sale of equity securities offset by a $58.5 million increase in deferred financing costs.

2012 Acquisitions and Dispositions

Discontinued Operations

On July 31, 2012, the Company completed the Townsquare Asset Exchange. Additional information regarding discontinued operations is provided in Note 3, “Discontinued Operations” in the accompanying unaudited condensed consolidated financial statements.

2011 Acquisitions and Dispositions

For a detailed discussion on our 2011 acquisitions, see Note 2, “Acquisitions and Dispositions” in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. We did not complete any material dispositions during the three or nine months ended September 30, 2011.

2011 Refinancing Transactions

First Lien and Second Lien Credit Facilities

On September 16, 2011, to complete the Refinancing, we entered into a (i) First Lien Credit Agreement (the “First Lien Facility”), dated as of September 16, 2011, among us, Cumulus Holdings, as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”), UBS Securities LLC (“UBS”), MIHI LLC (“Macquarie”), Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility”), dated as of September 16, 2011, among us, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.

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

At September 30, 2012, there was $1.314 billion outstanding under the First Lien Term Loan and $790.0 million outstanding under the Second Lien Term Loan. During the quarter ended September 30, 2012, the Company repaid all outstanding borrowings under the Revolving Credit Facility.

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

At September 30, 2012, borrowings under the First Lien Term Loan bore interest at 5.75% per annum and borrowings under the Second Lien Term Loan bore interest at 7.50% per annum. There were no outstanding borrowings under the Revolving Credit Facility at September 30, 2012. Effective December 8, 2011, we entered into an interest rate cap agreement with JPMorgan with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of our LIBOR-based term loans at a maximum of 3.0% per annum. The interest rate cap agreement matures on December 8, 2015.

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

In the event amounts are outstanding under the Revolving Credit Facility, the First Lien Facility requires compliance with a consolidated total net leverage ratio. At September 30, 2012, this ratio would have been 7.50 to 1.0. Such ratio will be reduced in future periods if amounts are outstanding under the Revolving Credit Facility at an applicable date. The Second Lien Facility does not contain any financial covenants.

The First Lien Facility also contains customary restrictive non-financial covenants, which, among other things, and with certain exceptions, limit our ability to incur or guarantee additional indebtedness; consummate asset sales, acquisitions or mergers; make investments; enter into transactions with affiliates; and pay dividends or repurchase stock.

At September 30, 2012, we were in compliance with all of the required covenants under the First Lien Facility.

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

For the three and nine months ended September 30, 2012, we recorded an aggregate of $2.5 million and $7.6 million, respectively, of amortization costs related to the credit facilities and 7.75% Senior Notes.

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

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as the reasonable assurance level as of September 30, 2012.

There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended September 30, 2012, we did not purchase any shares of our Class A Common Stock. As of September 30, 2012, we had authority to repurchase $68.3 million of our Class A Common Stock.

Item 6. Exhibits

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 —	The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: November 5, 2012	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 —	The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.