Form 10-K
period 2012-12-31
CUMULUS MEDIA INC
filed 2013-03-18
CIK 1058623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers, directors and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $223.0 million.

As of March 11, 2013, the registrant had outstanding 175,557,824 shares of common stock consisting of (i) 159,488,009 shares of Class A common stock; (ii) 15,424,944 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders (the “2013 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (the “Annual Report”) as indicated herein.

CUMULUS MEDIA INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2012

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

•

we derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm; and

•

we derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over (“Adults 12+”), listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Arbitron Market Report (“Arbitron’s Market Report”).

Company Overview

We own and operate commercial radio station clusters throughout the United States. We believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At December 31, 2012, we owned or operated approximately 517 radio stations (including under LMAs) in 108 United States media markets and operated nationwide radio networks serving over 5,000 affiliates. At December 31, 2012, under LMAs, we provided sales and marketing services for 14 radio stations in the United States.

We are a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.

Strategic Overview

Our operating strategy is primarily focused on generating internal growth through improving the performance of the portfolio of stations we own and operate, while enhancing our station portfolio and our business as a whole through the acquisition of individual stations or clusters that satisfy our acquisition criteria. We further seek to use our national platform to develop new media businesses that we believe are synergistic with radio broadcasting.

Our Company was formed in 1997 with an initial strategic focus on mid-sized markets throughout the United States. We historically focused on such markets because it was our belief that these markets, as compared to large markets, had been characterized by a higher ratio of local advertisers to national advertisers and a larger number of smaller-dollar customers, both of which have historically led to lower volatility in the face of changing macroeconomic conditions. We believed that the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, created significant opportunities for growth from the formation of groups of radio stations within these markets. We focused on capitalizing on opportunities to acquire groups of stations in attractive markets at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in those markets and the greater attention historically given to larger markets by radio station acquirers.

Although our historical focus was on mid-sized radio markets in the United States, we recognized that the large radio markets can provide an attractive combination of scale, stability and opportunity for future growth, particularly for emerging digital advertising initiatives. According to BIA, these markets typically have per capita and household income, and expected household after-tax effective buying income growth, in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. We also believe that having a national platform provides appropriate scale and additional opportunities to launch new digital media businesses and partner with other national media companies when appropriate. In furtherance of this strategy, in 2011, we completed the acquisition of the 75.0% of the equity interests of Cumulus Media Partners, LLC (“CMP”) that we did not already own (the “CMP Acquisition”) and the acquisition (the “Citadel Merger”) of Citadel Broadcasting Corporation (“Citadel”), each as described in more detail below.

Industry Overview

The primary source of revenues for radio stations is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. National network advertisers place advertisements on a national network show and such advertisements air in each market where the network has an affiliate. Over the past ten years, radio advertising revenue has represented 8.0% to 10.0% of the overall United States advertising market, and typically follows macroeconomic growth trends. In 2012, radio advertising revenues reached $16.5 billion.

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

Our stations compete for advertising revenue with other broadcast radio stations in their particular market as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as the internet and satellite-based digital radio services. Such services may reach regional and nationwide audiences with multi-channel, multi-format, digital radio services.

We cannot predict how existing, new or any future generated sources of competition will affect our performance and results of operations. The radio broadcasting industry historically has grown over the long term despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes, compact discs and iPods and other similar devices. We believe population growth and greater availability of radios, particularly car and portable radios when combined with increased travel and commuting time, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have a material adverse effect on the radio broadcasting industry in general or our stations in particular.

Advertising Sales

Virtually all of our revenue is generated from the sale of local, regional, and national advertising for broadcast on our radio stations. In 2012, 2011 and 2010, approximately 77.4%, 72.6% and 84.5%, respectively, of our net broadcasting revenue was generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers consist of:

Amusement and recreation	Banking and mortgage	Furniture and home furnishings
Arts and entertainment	Food and beverage services	Healthcare services
Automotive dealers	Food and beverage stores	Telecommunications

Each station’s local sales staff solicits advertising either directly from a local advertiser or indirectly through an advertising agency. We employ a tiered commission structure to focus our sales staffs on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and (3) providing a higher level of service to our existing customer base. We believe this will be effectively accomplished though a larger sales staff than most of the stations employed at the time we acquired them.

Our national sales are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on the gross revenue from the advertising generated. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering to key national and regional advertisers access to groups of stations within specific markets and regions that make us a more attractive platform. Many of these advertisers have previously been reluctant to advertise in certain smaller markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before we acquired them.

Each of our stations has a general target level of on-air inventory available for advertising. This target level of inventory for sale may vary at different times of the day but tends to remain stable over time. Our stations strive to maximize revenue by managing their on-air advertising inventory and adjusting prices up or down based on supply and demand. We seek to broaden our advertiser base in each market by providing a wide array of audience demographic segments across our cluster of stations, thereby providing potential advertisers with an effective means to reach a targeted demographic group. Our selling and pricing activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory level for a particular station. Most changes in revenue are explained by a combination of demand-driven pricing changes and changes in inventory utilization rather than by changes in available inventory. Advertising rates charged by radio stations, which are generally highest during morning and afternoon commuting hours, are based primarily on:

•	a station’s share of audiences and the demographic groups targeted by advertisers (as measured by ratings surveys);

•	the supply and demand for radio advertising time and for time targeted at particular demographic groups; and

•	certain additional qualitative factors.

A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned in to the station, and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by Cumulus to chart audience growth, set advertising rates and adjust programming.

Competition

The radio broadcasting industry is very competitive. Our stations compete for listeners and advertising revenues directly with other radio stations within their respective markets, as well as with other advertising media. Additionally, new online music and other entertainment services have begun selling advertising locally, creating additional competition for both listeners and advertisers.

Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. Factors that affect a radio station’s competitive position include station brand identity and loyalty, management experience, the station’s local audience rank in its market, transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market by extensively researching and seeking to improve our stations’ programming, by implementing targeted advertising campaigns aimed at the demographic groups for which our stations program and by managing our sales efforts to attract a larger share of advertising dollars for each station individually. We also seek to improve our competitive position by focusing on building a strong brand identity with a targeted listener base consisting of specific demographic groups in each of our markets, which we believe will allow us to better attract advertisers seeking to reach those listeners.

The success of each of our stations depends largely upon rates it can charge for its advertising, which in turn is affected by the number of local advertising competitors, and the overall demand for advertising within individual markets. These conditions may fluctuate and are highly susceptible to changes in both local markets and more general macroeconomic conditions. Specifically, a radio station’s competitive position can be enhanced or negatively impacted by a variety of factors, including the changing of, or another station changing, its format to compete directly for a different demographic of listeners and advertisers or an upgrade of the station’s authorized power through the relocation or upgrade of transmission equipment. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area, to improve its signal reach through equipment changes or upgrades, or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue. Any adverse change affecting advertising expenditures in a particular market or in the relative market share of our stations located in a particular market could have a material adverse effect on the results of the radio stations located in that market or, possibly, the Company as a whole. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.

There are also regulations that impact competition within the radio industry. Under federal laws and FCC rules, a single party can own and operate multiple stations in a local market, subject to certain limitations described below. We believe that companies that form groups of commonly owned stations or joint arrangements, such as LMAs, in a particular market may, in certain circumstances, have lower operating costs and may be able to offer advertisers in those markets more attractive rates and services. Although we currently operate multiple stations in most of our markets and intend to pursue the creation of additional multiple station groups in particular markets, our competitors in certain markets include other parties that own and operate as many or more stations than we do.

However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can operate in a given market is limited under certain FCC rules. The number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Arbitron Metro” (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Arbitron Metro. In those markets that are not in an Arbitron Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that together comprise that FCC-defined radio market. These FCC ownership rules may, in some instances, limit the number of stations one or more of our existing competitors can own or operate, or may limit potential new market entrants. However, FCC ownership rules may change in the future to limit any protections they provide. We also cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. For a discussion of FCC regulation (including recent changes), see “— Federal Regulation of Radio Broadcasting.”

Employees

At December 31, 2012, we employed 6,483 people, 4,432 of whom are employed full time. Of these employees, approximately, 216 employees are covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be satisfactory.

On occasion, we enter into contracts with various on-air personalities with large loyal audiences in their respective markets to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in a short-term loss of audience share, but we do not believe that any such loss would have a material adverse effect on our financial condition or results of operations, taken as a whole.

Federal Regulation of Radio Broadcasting

General

The ownership, operation and sale of radio broadcast stations, including those licensed to us, is subject to the jurisdiction of the FCC, which acts under authority of the Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996 (the “Telecom Act”) amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of station licenses; regulates transmission equipment, operating power, and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcast programming; and has the authority under the Communications Act to impose penalties for violations of its rules.

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

License Grant and Renewal

Radio broadcast licenses are generally granted and renewed for terms of up to eight years at a time. Licenses are renewed by filing an application with the FCC, which is subject to review and approval. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. While we are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, there can be no assurance that all of our licenses will be renewed in the future for a full term, or at all.

Service Areas

The area served by AM stations is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are evaluated. The area served by an FM station is determined by a combination of effective radiated power (“ERP”), antenna height and terrain with stations divided into eight classes according to these technical parameters.

Each class of FM radio station has the right to broadcast with a certain amount of ERP from an antenna located at a certain height above average terrain. The most powerful FM radio stations, which are generally those with the largest geographic reach, are Class C FM stations, which operate with up to the equivalent of 100 kilowatts (“kW”) of ERP at an antenna height of 1,968 feet above average terrain. These stations typically provide service to a large area that covers one or more counties (which may or may not be in the same state). There are also Class C0, C1, C2 and C3 FM radio stations which operate with progressively less power and/or antenna height above average terrain and, thus, less geographic reach. In addition, Class B FM stations operate with the equivalent of up to 50 kW ERP at an antenna height of 492 feet above average terrain. Class B stations can serve large metropolitan areas and their outer suburban areas. Class B1 stations can operate with up to the equivalent of 25 kW ERP at an antenna height of 328 feet above average terrain. Class A FM stations operate with up to the equivalent of 6 kW ERP at an antenna height of 328 feet above average terrain, and often (but not always) serve smaller cities or suburbs of larger cities.

The following table sets forth, as of March 8, 2013, the market, call letters, FCC license classification, antenna height above average terrain (for FM stations only), power frequency and license expiration date of all our owned and/or operated stations, including pending station acquisitions operated under an LMA, and all other announced pending station acquisitions. Stations with a license expiration date prior to March 8, 2013 represent stations for which a renewal application has been timely filed with the FCC and is currently pending before the FCC. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application.

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2013	C1	745	100.0	100.0
	KCDD FM	Hamlin, TX	103.7	August 1, 2013	C0	984	100.0	100.0
	KHXS FM	Merkel, TX	102.7	August 1, 2013	C1	745	99.2	99.2
	KTLT FM	Anson, TX	98.1	August 1, 2013	C2	305	50.0	50.0
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2020	B	N/A	5.0	1.0
	WEGC FM	Sasser, GA	107.7	April 1, 2020	C3	312	11.5	11.5
	WGPC AM	Albany, GA	1450	April 1, 2020	C	N/A	1.0	1.0
	WJAD FM	Leesburg, GA	103.5	April 1, 2020	C3	463	12.5	12.5
	WKAK FM	Albany, GA	104.5	April 1, 2020	C1	981	100.0	100.0
	WNUQ FM	Sylvester, GA	102.1	April 1, 2020	A	259	6.0	6.0
	WQVE FM	Albany, GA	101.7	April 1, 2020	A	299	6.0	6.0
Albuquerque, NM	KKOB AM	Albuquerque, NM	770	October 1, 2013	B	N/A	50.0	50.0
	KKOB FM	Albuquerque, NM	93.3	October 1, 2013	C	4150	21.5	21.5
	KMGA FM	Albuquerque, NM	99.5	October 1, 2013	C	4131	22.5	22.5
	KNML AM	Albuquerque, NM	610	October 1, 2013	B	N/A	5.0	5.0
	KRST FM	Albuquerque, NM	92.3	October 1, 2013	C	4160	22.0	22.0
	KTBL AM	Los Ranchos, NM	1050	October 1, 2013	B	N/A	1.0	1.0
	KDRF FM	Albuquerque, NM	103.3	October 1, 2013	C	4424	20.0	20.0
Allentown, PA	WCTO FM	Easton, PA	96.1	August 1, 2014	B	499	50.0	50.0
	WLEV FM	Allentown, PA	100.7	August 1, 2014	B	1073	11.0	11.0
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2013	C1	390	100.0	100.0
	KPUR AM	Amarillo, TX	1440	August 1, 2013	B	N/A	5.0	1.0
	KPUR FM	Canyon, TX	107.1	August 1, 2013	A	315	6.0	6.0
	KQIZ FM	Amarillo, TX	93.1	August 1, 2013	C1	699	100.0	100.0
	KZRK AM	Canyon, TX	1550	August 1, 2013	B	N/A	1.0	0.2
	KZRK FM	Canyon, TX	107.9	August 1, 2013	C1	476	100.0	100.0
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2020	D	N/A	0.5	0.0
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2020	A	289	3.0	3.0
	WTKA AM	Ann Arbor, MI	1050	October 1, 2020	B	N/A	10.0	0.5
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2020	B	440	50.0	50.0
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2020	B	N/A	5.0	5.0
	WOSH AM	Oshkosh, WI	1490	December 1, 2020	C	N/A	1.0	1.0
	WPKR FM	Omro, WI	99.5	December 1, 2020	C2	495	25.0	25.0
	WVBO FM	Winneconne, WI	103.9	December 1, 2020	C3	328	25.0	25.0
Atlanta, GA	WKHX FM	Marietta, GA	101.5	April 1, 2020	C0	1079	100.0	100.0
	WYAY FM	Gainesville, GA	106.7	April 1, 2020	C	1657	77.0	77.0
	WWWQ FM	Atlanta, GA	99.7	April 1, 2020	C0	116	96.6	96.6
	WNNX FM	College Park, GA	100.5	April 1, 2020	C2	978	12.5	12.5
Baton Rouge, LA	KQXL FM	New Roads, LA	106.5	June 1, 2020	C2	486	50.0	50.0
	WCDV FM	Hammond, LA	103.3	June 1, 2020	C	1004	100.0	100.0
	WEMX FM	Kentwood, LA	94.1	June 1, 2020	C1	981	100.0	100.0
	WIBR AM	Baton Rouge, LA	1300	June 1, 2020	B	N/A	5.0	1.0
	WXOK AM	Port Allen, LA	1460	June 1, 2020	B	N/A	4.7	0.3
Battle Creek, MI	WBCK FM	Battle Creek, MI	95.3	October 1, 2020	A	269	3.0	3.0
	WBXX FM	Marshall, MI	104.9	October 1, 2020	A	328	6.0	6.0

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2013	C3	503	10.5	10.5
	KBED AM	Nederland, TX	1510	August 1, 2013	D	N/A	5.0	0.0
	KIKR AM	Beaumont, TX	1450	August 1, 2013	C	N/A	1.0	1.0
	KQXY FM	Beaumont, TX	94.1	August 1, 2013	C1	600	100.0	100.0
	KSTB FM	Crystal Beach, TX	101.5	August 1, 2013	A	184	6.0	6.0
	KTCX FM	Beaumont, TX	102.5	August 1, 2013	C2	492	50.0	50.0
Birmingham, AL	WAPI AM	Birmingham, AL	1070	April 1, 2020	B	N/A	50.0	5.0
	WJOX AM	Birmingham, AL	690	April 1, 2020	B	N/A	50.0	0.5
	WAPI FM	Helena, AL	100.5	April 1, 2020	C1	1014	69.0	69.0
	WUHT FM	Birmingham, AL	107.7	April 1, 2020	C1	1345	42.0	42.0
	WJOX FM	Birmingham, AL	94.5	April 1, 2020	C0	1014	100.0	100.0
	WZRR FM	Birmingham, AL	99.5	April 1, 2020	C0	1014	100.0	100.0
Boise, ID	KBOI AM	Boise, ID	670	October 1, 2013	B	N/A	1.0	0.3
	KIZN FM	Boise, ID	92.3	October 1, 2013	C	2717	48.0	48.0
	KKGL FM	Nampa, ID	96.9	October 1, 2013	C	2717	48.0	48.0
	KQFC FM	Boise, ID	97.9	October 1, 2013	C	2717	48.0	48.0
	KTIK FM	New Plymouth, ID	93.1	October 1, 2013	C	2536	5.0	5.0
	KTIK AM	Nampa, ID	1350	October 1, 2013	B	N/A	50.0	50.0
Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2019	C3	479	12.0	12.0
	WFNR AM	Blacksburg, VA	710	October 1, 2019	D	N/A	10.0	0.0
	WNMX FM	Christiansburg, VA	100.7	October 1, 2019	A	886	0.8	0.8
	WPSK FM	Pulaski, VA	107.1	October 1, 2019	C3	1207	1.8	1.8
	WRAD AM	Radford, VA	1460	October 1, 2019	B	N/A	5.0	0.5
	WWBU FM	Radford, VA	101.7	October 1, 2019	A	66	5.8	5.8
Bloomington, IN	WBNQ FM	Bloomington, IN	101.5	December 1, 2020	B	465	50.0	50.0
	WBWN FM	Le Roy, IN	104.1	December 1, 2020	B1	413	0.8	0.8
	WJBC AM	Bloomington, IN	1230	December 1, 2020	C	N/A	1.0	1.0
	WJBC FM	Bloomington, IN	93.7	December 1, 2020	B1	472	12.0	12.0
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2014	B	384	50.0	50.0
	WICC AM	Bridgeport, CT	600	April 1, 2014	B	N/A	1.0	0.5
Buffalo, NY	WEDG FM	Buffalo, NY	103.3	June 1, 2014	B	348	49.0	49.0
	WGRF FM	Buffalo, NY	96.9	June 1, 2014	B	712	24.0	24.0
	WHLD AM	Niagra Falls, NY	1270	June 1, 2014	B	N/A	5.0	1.0
	WHTT FM	Buffalo, NY	104.1	June 1, 2014	B	387	50.0	50.0
	WBBF AM	Buffalo, NY	1120	June 1, 2014	D	N/A	1.0	0.0
Canton, OH	WRQK FM	Canton, OH	106.9	October 1, 2012	B	338	27.5	27.5
Cedar Rapids, IA	KDAT FM	Cedar Rapids, IA	104.5	February 1, 2021	C1	551	100.0	100.0
	KHAK FM	Cedar Rapids, IA	98.1	February 1, 2021	C1	459	100.0	100.0
	KRNA FM	Iowa City, IA	94.1	February 1, 2021	C1	981	100.0	100.0
	KRQN FM	Vinton, IA	107.1	February 1, 2021	A	371	4.7	4.7
Charleston, SC	WSSX FM	Charleston, SC	95.1	December 1, 2019	C0	1001	100.0	100.0
	WIWF FM	Charleston, SC	96.9	December 1, 2019	C	1768	100.0	100.0
	WTMA AM	Charleston, SC	1250	December 1, 2011	B	N/A	5.0	1.0
	WWWZ FM	Summerville, SC	93.3	December 1, 2019	C2	492	50.0	50.0
Chattanooga, TN	WGOW AM	Chattanooga, TN	1150	August 1, 2020	B	N/A	5.0	1.0
	WGOW FM	Soddy-Daisy, TN	102.3	August 1, 2020	A	285	6.0	6.0
	WOGT FM	East Ridge, TN	107.9	August 1, 2020	C3	328	25.0	25.0
	WSKZ FM	Chattanooga, TN	106.5	August 1, 2020	C	1079	100.0	100.0
Chicago, IL	WLS AM	Chicago, IL	890	December 1, 2012	A	N/A	50.0	50.0
	WLS FM	Chicago, IL	94.7	December 1, 2012	B	1535	4.4	4.4
	WJEZ FM	Dwight, IL	98.9	December 1, 2020	A	488	1.3	1.3
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2020	B	866	16.0	16.0
	WOFX FM	Cincinnati, OH	92.5	October 1, 2020	B	866	16.0	16.0
	WRRM FM	Cincinnati, OH	98.5	October 1, 2020	B	807	18.0	18.0
	WGRR FM	Hamilton, OH	103.5	October 1, 2020	B	1037	11.0	11.0
	WFTK FM	Lebanon, OH	96.5	October 1, 2020	B	810	19.5	19.5

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Colorado Springs, CO	KKFM FM	Colorado Springs, CO	98.1	April 1, 2013	C	2290	71.0	71.0
	KKMG FM	Pueblo, CO	98.9	April 1, 2013	C	2280	72.0	72.0
	KKPK FM	Colorado Springs, CO	92.9	April 1, 2013	C	2198	60.0	60.0
	KCSF AM	Colorado Springs, CO	1300	April 1, 2013	B	N/A	5.0	1.0
	KVOR AM	Colorado Springs, CO	740	April 1, 2013	B	N/A	3.3	1.5
	KATC FM	Colorado Springs, CO	95.1	April 1, 2013	C	2280	58.0	58.0
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2021	C2	600	33.0	33.0
	KBXR FM	Columbia, MO	102.3	February 1, 2021	C3	856	3.5	3.5
	KFRU AM	Columbia, MO	1400	February 1, 2021	C	N/A	1.0	1.0
	KJMO FM	Linn, Mo	97.5	February 1, 2021	A	328	6.0	6.0
	KLIK AM	Jefferson City, MO	1240	February 1, 2021	C	N/A	1.0	1.0
	KOQL FM	Ashland, MO	106.1	February 1, 2021	C1	958	69.0	69.0
	KPLA FM	Columbia, MO	101.5	February 1, 2021	C1	1063	42.0	42.0
	KZJF FM	Jefferson City, MO	104.1	April 1, 2021	A	348	5.3	5.3
Columbia, SC	WISW AM	Columbia, SC	1320	December 1, 2019	B	N/A	5.0	2.5
	WLXC FM	Columbia, SC	103.1	December 1, 2019	A	308	6.0	6.0
	WNKT FM	Eastover, SC	107.5	December 1, 2019	C2	548	40.0	40.0
	WOMG FM	Lexington, SC	98.5	December 1, 2019	A	325	6.0	6.0
	WTCB FM	Orangeburg, SC	106.7	December 1, 2019	C1	787	100.0	100.0
Columbus-Starkville, MS	WJWF AM	Columbus, MS	1400	June 1, 2020	C	N/A	1.0	1.0
	WKOR FM	Columbus, MS	94.9	June 1, 2020	C2	492	50.0	50.0
	WMXU FM	Starkville, MS	106.1	June 1, 2020	C2	502	40.0	40.0
	WNMQ FM	Columbus, MS	103.1	June 1, 2020	C2	755	22.0	22.0
	WSMS FM	Artesia, MS	99.9	June 1, 2020	C2	505	47.0	47.0
	WSSO AM	Starkville, MS	1230	June 1, 2020	C	N/A	1.0	1.0
Dallas, TX	WBAP AM	Fort Worth, TX	820	August 1, 2013	A	N/A	50.0	50.0
	WBAP FM	Flower Mound, TX	96.7	August 1, 2013	C	2038	90.0	90.0
	KSCS FM	Fort Worth, TX	96.3	August 1, 2013	C	1611	99.0	99.0
	KLIF AM	Dallas, TX	570	August 1, 2013	B	N/A	5.0	5.0
	KPLX FM	Fort Worth, TX	99.5	August 1, 2013	C	1677	100.0	100.0
	KLIF FM	Haltom, TX	93.9	August 1, 2013	C2	394	50.0	50.0
	KTCK AM	Dallas, TX	1310	August 1, 2013	B	N/A	25.0	5.0
	KTDK FM	Sanger, TX	104.1	August 1, 2013	C3	630	6.2	6.2
Danbury, CT	WDBY FM	Patterson, NY	105.5	June 1, 2014	A	610	0.9	0.9
	WINE AM	Brookfield, CT	940	April 1, 2014	D	N/A	0.7	0.0
	WPUT AM	Brewster, NY	1510	June 1, 2014	D	N/A	1.0	0.0
	WRKI FM	Brookfield, CT	95.1	April 1, 2014	B	636	29.5	29.5
Des Moines, IA	KBGG AM	Des Moines, IA	1700	February 1, 2021	B	N/A	10.0	1.0
	KHKI FM	Des Moines, IA	97.3	February 1, 2021	C1	469	105.0	105.0
	KGGO FM	Des Moines, IA	94.9	February 1, 2013	C0	1066	100.0	100.0
	KJJY FM	West Des Moines, IA	92.5	February 1, 2020	C2	541	41.0	41.0
	KWQW FM	Boone, IA	98.3	February 1, 2020	C2	541	41.0	41.0
Detroit, MI	WJR AM	Detroit, MI	760	October 1, 2012	A	N/A	50.0	50.0
	WDVD FM	Detroit, MI	96.3	October 1, 2020	B	787	20.0	20.0
	WDRQ FM	Detroit, MI	93.1	October 1, 2020	B	669	26.5	26.5
Dubuque, IA	KLYV FM	Dubuque, IA	105.3	February 1, 2021	C2	348	50.0	50.0
	KXGE FM	Dubuque, IA	102.3	February 1, 2021	A	308	2.0	2.0
	WDBQ AM	Dubuque, IA	1490	February 1, 2013	C	N/A	1.0	1.0
	WDBQ FM	Galena, IL	107.5	December 1, 2020	A	328	6.0	6.0
	WJOD FM	Asbury, IA	103.3	February 1, 2021	C3	643	6.6	6.6
Erie, PA	WXKC FM	Erie, PA	99.9	August 1, 2014	B	492	50.0	50.0
	WXTA FM	Edinboro, PA	97.9	August 1, 2014	B1	505	10.0	10.0
	WRIE AM	Erie, PA	1260	August 1, 2014	B	N/A	5.0	5.0
	WQHZ FM	Erie, PA	102.3	August 1, 2014	A	617	1.7	1.7

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2014	C1	919	100.0	100.0
	KNRQ FM	Aloha, OR	97.9	February 1, 2014	C	1011	100.0	100.0
	KSCR AM	Eugene, OR	1320	February 1, 2014	D	N/A	1.0	0.0
	KUGN AM	Eugene, OR	590	February 1, 2014	B	N/A	5.0	5.0
	KUJZ FM	Creswell, OR	95.3	February 1, 2014	C3	1207	0.6	0.6
	KZEL FM	Eugene, OR	96.1	February 1, 2014	C	1093	100.0	100.0
Faribault-Owatonna, MN	KDHL AM	Faribault, MN	920	April 1, 2013	B	N/A	5.0	5.0
	KQCL FM	Faribault, MN	95.9	April 1, 2013	A	328	3.0	3.0
	KRFO AM	Owatonna, MN	1390	April 1, 2013	D	N/A	0.5	0.1
	KRFO FM	Owatonna, MN	104.9	April 1, 2013	A	174	4.7	4.7
Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2020	C2	692	25.0	25.0
	KFAY AM	Farmington, AR	1030	June 1, 2020	B	N/A	10.0	1.0
	KQSM FM	Fayetteville, AR	92.1	June 1, 2020	C3	532	7.6	7.6
	KMCK FM	Prairie Grove, AR	105.7	June 1, 2020	C1	476	100.0	100.0
	KKEG FM	Bentonville, AR	98.3	June 1, 2020	C1	617	100.0	100.0
	KYNG AM	Springdale, AR	1590	June 1, 2020	D	N/A	2.5	0.1
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2019	B	N/A	10.0	1.0
	WFVL FM	Lumberton, NC	102.3	December 1, 2019	A	269	6.0	6.0
	WMGU FM	Southern Pines, NC	106.9	December 1, 2019	C2	469	50.0	50.0
	WQSM FM	Fayetteville, NC	98.1	December 1, 2019	C1	830	100.0	100.0
	WRCQ FM	Dunn, NC	103.5	December 1, 2019	C2	502	48.0	48.0
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2012	A	328	3.0	3.0
	WWCK AM	Flint, MI	1570	October 1, 2020	D	N/A	1.0	0.2
	WWCK FM	Flint, MI	105.5	October 1, 2020	B1	328	25.0	25.0
	WFBE FM	Flint, MI	95.1	October 1, 2020	B	318	34.0	34.0
	WTRX AM	Flint, MI	1330	October 1, 2020	B	N/A	5.0	1.0
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2019	A	328	6.0	6.0
	WCMG FM	Latta, SC	94.3	December 1, 2019	C3	502	10.5	10.5
	WHLZ FM	Marion, SC	100.5	December 1, 2019	C3	328	25.0	25.0
	WMXT FM	Pamplico, SC	102.1	December 1, 2019	C2	479	50.0	49.4
	WWFN FM	Lake City, SC	100.1	December 1, 2019	A	433	3.3	3.3
	WYMB AM	Manning, SC	920	December 1, 2019	B	N/A	2.3	1.0
	WYNN AM	Florence, SC	540	December 1, 2019	D	N/A	0.3	0.2
	WYNN FM	Florence, SC	106.3	December 1, 2019	A	328	6.0	6.0
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2020	C2	574	17.0	17.0
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2020	C2	459	50.0	50.0
	KOAI AM	Van Buren, AR	1060	June 1, 2012	D	N/A	0.5	0.0
	KOMS FM	Poteau, OK	107.3	June 1, 2013	C	1893	100.0	100.0
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2020	D	N/A	2.5	0.1
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2020	C2	438	50.0	50.0
	WNCV FM	Shalimar, FL	93.3	February 1, 2020	C2	469	50.0	50.0
	WYZB FM	Mary Esther, FL	105.5	February 1, 2020	C3	305	25.0	25.0
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2020	C1	438	100.0	100.0
Grand Rapids, MI	WJRW AM	Grand Rapids, MI	1340	October 1, 2020	C	N/A	1.0	1.0
	WTNR FM	Holland, MI	94.5	October 1, 2020	B	499	50.0	50.0
	WLAV FM	Grand Rapids, MI	96.9	October 1, 2020	B	489	50.0	50.0
	WBBL FM	Greenville, MI	107.3	October 1, 2020	B	492	50.0	50.0
	WHTS FM	Coopersville, MI	105.3	October 1, 2020	B	794	20.0	20.0
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2020	C	N/A	1.0	1.0
	WDUZ FM	Brillion, WI	107.5	December 1, 2020	C3	879	3.6	3.6
	WKRU FM	Allouez, WI	106.7	December 1, 2020	C3	328	25.0	25.0
	WOGB FM	Kaukauna, WI	103.1	December 1, 2020	C3	879	3.6	3.6
	WPCK FM	Denmark, WI	104.9	December 1, 2020	A	515	10.0	10.0
	WQLH FM	Green Bay, WI	98.5	December 1, 2020	C1	499	100.0	100.0

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2014	C	N/A	1.0	1.0
	WNNK FM	Harrisburg, PA	104.1	August 1, 2014	B	725	22.5	22.5
	WWKL FM	Mechanicsburg, PA	93.5	August 1, 2014	A	719	1.3	1.3
	WDVY FM	Hershey, PA	106.7	August 1, 2014	B	929	14.0	14.0
	WQXA FM	York, PA	105.7	August 1, 2014	B	705	25.0	25.0
Houston, TX	KRBE FM	Houston, TX	104.1	August 1, 2013	C	1919	92.2	92.2
Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2020	A	945	0.7	0.7
	WUMP AM	Madison, AL	730	April 1, 2020	D	N/A	1.0	0.1
	WVNN AM	Athens, AL	770	April 1, 2020	B	N/A	7.0	0.3
	WVNN FM	Trinity, AL	92.5	April 1, 2020	A	423	3.1	3.1
	WWFF FM	New Market, AL	93.3	April 1, 2020	C2	914	14.5	14.5
	WZYP FM	Athens, AL	104.3	April 1, 2020	C	1116	100.0	100.0
Indianapolis, IN	WJJK FM	Noblesville, IN	104.5	August 1, 2020	B	492	50.0	50.0
	WAYI FM	Sellersburg, IN	93.9	August 1, 2020	A	499	2.7	2.7
	WFMS FM	Fishers, IN	95.5	August 1, 2020	B	991	13.0	13.0
Johnson City, TN	WXSM AM	Blountville, TN	640	August 1, 2020	B	N/A	10.0	0.8
	WJCW AM	Johnson City, TN	910	August 1, 2020	B	N/A	5.0	0.1
	WGOC AM	Kingsport, TN	1320	August 1, 2020	B	N/A	5.0	0.5
	WKOS FM	Kingsport, TN	104.9	August 1, 2020	A	492	2.8	2.8
	WQUT FM	Johnson City, TN	101.5	August 1, 2020	C	1499	100.0	100.0
Kalamazoo, MI	WKFR FM	Battle Creek, MI	103.3	October 1, 2020	B	482	50.0	50.0
	WKMI AM	Kalamazoo, MI	1360	October 1, 2020	B	N/A	5.0	1.0
	WRKR FM	Portage, MI	107.7	October 1, 2020	B	486	50.0	50.0
Kansas City, MO	KCFX FM	Harrisonville, MO	101.1	February 1, 2021	C0	1099	100.0	100.0
	KCHZ FM	Ottowa, KS	95.7	June 1, 2013	C1	981	98.0	98.0
	KCJK FM	Garden City, MO	105.1	February 1, 2021	C1	1145	69.0	69.0
	KCMO AM	Kansas City, MO	710	February 1, 2021	B	N/A	10.0	5.0
	KMJK FM	North Kansas City, MO	107.3	February 1, 2021	C1	980	100.0	100.0
	KCMO FM	Shawnee, KS	94.9	June 1, 2013	C0	1119	100.0	100.0
Knoxville, TN	WIVK FM	Knoxville, TN	107.7	August 1, 2020	C	2077	91.0	91.0
	WNML AM	Knoxville, TN	990	August 1, 2020	B	N/A	10.0	10.0
	WNML FM	Friendsville, TN	99.1	August 1, 2020	A	328	6.0	6.0
	WOKI FM	Oliver Springs, TN	98.7	August 1, 2020	C3	571	8.0	8.0
	WNRX FM	Jefferson City, TN	99.3	August 1, 2020	A	653	0.9	0.9
Kokomo, IN	WWKI FM	Kokomo, IN	100.5	August 1, 2020	B	469	50.0	50.0
Lafayette, LA	KNEK AM	Washington, LA	1190	June 1, 2020	D	N/A	0.3	0.0
	KRRQ FM	Lafayette, LA	95.5	June 1, 2020	C2	443	50.0	50.0
	KSMB FM	Lafayette, LA	94.5	June 1, 2020	C	1079	100.0	100.0
	KXKC FM	New Iberia, LA	99.1	June 1, 2020	C0	984	100.0	100.0
	KNEK FM	Washington, LA	104.7	June 1, 2020	C3	328	25.0	25.0
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June, 1 2020	C	N/A	1.0	1.0
	KBIU FM	Lake Charles, LA	103.3	June 1, 2020	C2	479	35.0	35.0
	KKGB FM	Sulphur, LA	101.3	June 1, 2020	C3	479	12.0	12.0
	KQLK FM	DeRidder, LA	97.9	June 1, 2012	C2	492	50.0	50.0
	KXZZ AM	Lake Charles, LA	1580	June 1, 2020	B	N/A	1.0	1.0
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2020	C1	479	100.0	100.0
Lancaster, PA	WIOV FM	Ephrata, PA	105.1	August 1, 2014	B	702	25.0	25.0
	WIOV AM	Reading, PA	1240	August 1, 2014	C	N/A	1.0	1.0
Lansing, MI	WFMK FM	East Lansing, MI	99.1	October 1, 2020	B	600	28.0	28.0
	WITL FM	Lansing, MI	100.7	October 1, 2020	B	643	26.5	26.5
	WJIM AM	Lansing, MI	1240	October 1, 2020	C	N/A	0.9	0.9
	WJIM FM	Lansing, MI	97.5	October 1, 2020	B	512	45.0	45.0
	WMMQ FM	East Lansing, MI	94.9	October 1, 2020	B	492	50.0	50.0
	WVFN AM	East Lansing, MI	730	October 1, 2020	D	N/A	0.5	0.1

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Lexington, KY	WCYN-FM	Cynthiana, KY	102.3	August 1, 2020	A	400	3.4	3.4
	WLTO FM	Nicholasville, KY	102.5	August 1, 2020	A	373	4.6	4.6
	WLXX FM	Lexington, KY	92.9	August 1, 2020	C1	850	100.0	100.0
	WVLK AM	Lexington, KY	590	August 1, 2020	B	N/A	5.0	1.0
	WVLK FM	Richmond, KY	101.5	August 1, 2020	C3	541	9.0	9.0
	WXZZ FM	Georgetown, KY	103.3	August 1, 2020	A	328	6.0	6.0
Little Rock, AR	KAAY AM	Little Rock, AR	1090	June 1, 2020	A	N/A	50.0	50.0
	KARN AM	Little Rock, AR	920	June 1, 2012	B	N/A	5.0	5.0
	KIPR FM	Pine Bluff, AR	92.3	June 1, 2020	C1	938	100.0	100.0
	KLAL FM	Wrightsville, AR	107.7	June 1, 2020	C1	742	100.0	100.0
	KPZK AM	Little Rock, AR	1250	June 1, 2020	B	N/A	2.0	1.2
	KURB FM	Little Rock, AR	98.5	June 1, 2020	C0	1286	100.0	100.0
	KARN FM	Sheridan, AR	102.9	June 1, 2020	C2	492	50.0	50.0
Los Angeles, CA	KABC AM	Los Angeles, CA	790	December 1, 2013	B	N/A	5.0	5.0
	KLOS FM	Los Angeles, CA	95.5	December 1, 2013	B	3130	63.0	63.0
Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2020	D	N/A	1.0	0.0
	WDDO AM	Macon, GA	1240	April 1, 2020	C	N/A	1.0	1.0
	WDEN FM	Macon, GA	99.1	April 1, 2020	C1	581	100.0	100.0
	WROK FM	Macon, GA	105.5	April 1, 2020	C3	659	6.1	6.1
	WLZN FM	Macon, GA	92.3	April 1, 2020	A	328	3.0	3.0
	WMAC AM	Macon, GA	940	April 1, 2020	B	N/A	50.0	10.0
	WMGB FM	Montezuma, GA	95.1	April 1, 2020	C2	390	46.0	46.0
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2020	C1	679	100.0	100.0
Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2020	C1	486	100.0	100.0
	WHKR FM	Rockledge, FL	102.7	February 1, 2012	C2	433	50.0	50.0
	WINT AM	Melbourne, FL	1560	February 1, 2012	D	N/A	5.0	0.0
	WSJZ FM	Sebastian, FL	95.9	February 1, 2020	C3	289	25.0	25.0
Memphis, TN	WRBO FM	Como, MS	103.5	June 1, 2012	C1	587	100.0	100.0
	WGKX FM	Memphis, TN	105.9	August 1, 2012	C	993	100.0	100.0
	WXMX FM	Millington, TN	98.1	August 1, 2012	C1	869	100.0	100.0
	WKIM FM	Munford, TN	98.9	August 1, 2012	C1	614	100.0	100.0
Minneapolis, MN	KQRS FM	Golden Valley, MN	92.5	April 1, 2013	C	1034	100.0	100.0
	KXXR FM	Minneapolis, MN	93.7	April 1, 2013	C	1034	100.0	100.0
	WGVX FM	Lakeville, MN	105.1	April 1, 2013	A	499	2.6	2.6
	WGVY FM	Cambridge, MN	105.3	April 1, 2013	C3	299	25.0	25.0
	WGVZ FM	Eden Prarie, MN	105.7	April 1, 2013	A	833	1.0	1.0
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2012	C	1708	98.0	98.0
	WDLT FM	Chickasaw, AL	98.3	April 1, 2020	C2	548	40.0	40.0
	WGOK AM	Mobile, AL	900	April 1, 2020	B	N/A	1.0	0.4
	WXQW AM	Fairhope, AL	660	April 1, 2020	B	N/A	10.0	0.9
	WABD FM	Atmore, AL	104.1	April 1, 2020	C	1708	98.0	98.0
Modesto, CA	KATM FM	Modesto, CA	103.3	December 1, 2013	B	499	50.0	50.0
	KDJK FM	Mariposa, CA	103.9	December 1, 2013	A	2047	0.1	0.1
	KESP AM	Modesto, CA	970	December 1, 2013	B	N/A	1.0	1.0
	KHKK FM	Modesto, CA	104.1	December 1, 2013	B	499	50.0	50.0
	KHOP FM	Oakdale, CA	95.1	December 1, 2013	B	633	29.5	29.5
	KWNN FM	Turlock, CA	98.3	December 1, 2013	A	390	2.0	2.0
Muncie, IN	WLTI AM	New Castle, IN	1550	August 1, 2020	B	N/A	0.3	0.3
	WMDH FM	New Castle, IN	102.5	August 1, 2020	B	499	50.0	50.0
Muskegon, MI	WLCS FM	North Muskegon, MI	98.3	October 1, 2020	A	456	1.6	1.6
	WKLQ AM	Whitehall, MI	1490	October 1, 2020	C	N/A	1.0	1.0
	WVIB FM	Holton, MI	100.1	October 1, 2020	A	472	2.9	2.9
	WLAW FM	Newaygo, MI	92.5	October 1, 2020	A	541	2.3	2.3
	WWSN FM	Whitehall, MI	97.5	October 1, 2020	A	427	1.7	1.7

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2020	C0	1096	100.0	100.0
	WLWI AM	Montgomery, AL	1440	April 1, 2020	B	N/A	5.0	1.0
	WLWI FM	Montgomery, AL	92.3	April 1, 2020	C0	1096	100.0	100.0
	WMSP AM	Montgomery, AL	740	April 1, 2020	B	N/A	10.0	0.2
	WMXS FM	Montgomery, AL	103.3	April 1, 2020	C	1096	100.0	100.0
	WXFX FM	Prattville, AL	95.1	April 1, 2020	C2	1095	5.4	5.4
Myrtle Beach, SC	WDAI FM	Pawley’s Island, SC	98.5	December 1, 2011	C3	666	6.1	6.1
	WTOD AM	Hartsfield, SC	1450	December 1, 2011	C	N/A	1.0	1.0
	WLFF FM	Georgetown, SC	106.5	December 1, 2011	C2	492	50.0	50.0
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011	C3	476	12.0	12.0
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011	C3	528	8.0	8.0
	WHSC AM	Conway, SC	1050	December 1, 2011	B	N/A	5.0	0.5
Nashville, TN	WQQK FM	Goodlettsville, TN	92.1	August 1, 2012	A	461	3.1	3.1
	WSM FM	Nashville, TN	95.5	August 1, 2020	C	1230	100.0	100.0
	WWTN FM	Hendersonville, TN	99.7	August 1, 2012	C0	1296	100.0	100.0
	WGFX FM	Gallatin, TX	104.5	August 1, 2012	C1	1207	58.0	58.0
	WKDF FM	Nashville, TN	103.3	August 1, 2012	C0	1234	100.0	100.0
	WLVU FM	Nashville, TN	97.1	August 1, 2020	C2	512	44.4	44.4
New London, CT	WQGN-FM	Groton, CT	105.5	April 1, 2014	A	276	3.0	3.0
	WXLM AM	Groton, CT	980	April 1, 2014	D	N/A	1.0	0.1
	WMOS FM	Stonington, CT	102.3	April 1, 2014	A	345	5.4	5.4
New Orleans, LA	KMEZ FM	Port Sulphur, LA	106.7	June 1, 2020	C1	981	100.0	100.0
	KKND FM	Belle Chasse, LA	102.9	June 1, 2020	C3	604	4.7	4.7
	WRKN FM	Laplace, LA	92.3	June 1, 2020	C	1946	100.0	100.0
	WMTI FM	Picayune, MS	106.1	June 1, 2020	C2	659	28.0	28.0
New York, NY	WABC AM	New York, NY	770	June 1, 2014	A	N/A	50.0	50.0
	WPLJ FM	New York, NY	95.5	June 1, 2014	B	1339	6.7	6.7
Oklahoma City, OK	KATT FM	Oklahoma City, OK	100.5	June 1, 2013	C1	1542	28.9	28.9
	KKWD FM	Bethany, OK	104.9	June 1, 2013	A	328	6.0	6.0
	WWLS FM	The Village, OK	98.1	June 1, 2013	C1	1542	28.9	28.9
	KQOB FM	Enid, OK	96.9	June 1, 2013	C	1480	98.0	98.0
	KYIS FM	Oklahoma City, OK	98.9	June 1, 2013	C	1542	100.0	100.0
	WWLS AM	Moore, OK	640	June 1, 2013	B	N/A	5.0	1.0
	WKY AM	Oklahoma City, OK	930	June 1, 2013	B	N/A	5.0	5.0
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2013	B	876	12.5	12.5
	KHAY FM	Ventura, CA	100.7	December 1, 2013	B	1211	39.0	39.0
	KVEN AM	Ventura, CA	1450	December 1, 2013	C	N/A	1.0	1.0
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2013	B	2969	105.0	105.0
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2020	B	N/A	5.0	5.0
	WJLQ FM	Pensacola, FL	100.7	February 1, 2020	C	1708	98.0	98.0
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2020	A	407	3.9	3.9
Portland, ME	WBLM FM	Portland, ME	102.9	April 1, 2014	C0	1427	100.0	100.0
	WCYY FM	Biddeford, ME	94.3	April 1, 2014	B1	482	11.5	11.5
	WHOM FM	Mount Washington, NH	94.9	April 1, 2014	C	3744	48.0	48.0
	WJBQ FM	Portland, ME	97.9	April 1, 2014	B	889	16.0	16.0
Portsmouth, NH	WOKQ FM	Dover, NH	97.5	April 1, 2014	B	492	50.0	50.0
	WPKQ FM	North Conway, NH	103.7	April 1, 2014	C	3803	21.5	21.5
	WSAK FM	Hampton, NH	102.1	April 1, 2014	A	328	3.0	3.0
	WSHK FM	Kittery, ME	105.3	April 1, 2014	A	371	2.2	2.2

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Poughkeepsie, NY	WALL AM	Middletown, NY	1340	June 1, 2014	C	N/A	1.0	1.0
	WCZX FM	Hyde Park, NY	97.7	June 1, 2014	A	1030	0.3	0.3
	WEOK AM	Poughkeepsie, NY	1390	June 1, 2014	D	N/A	5.0	0.1
	WKNY AM	Kingston, NY	1490	June 1, 2014	C	N/A	1.0	1.0
	WKXP FM	Kingston, NY	94.3	June 1, 2014	A	545	2.3	2.3
	WPDA FM	Jeffersonville, NY	106.1	June 1, 2014	A	627	1.6	1.6
	WPDH FM	Poughkeepsie, NY	101.5	June 1, 2014	B	1539	4.4	4.4
	WRRB FM	Arlington, NY	96.9	June 1, 2014	A	1007	0.3	0.3
	WRRV FM	Middletown, NY	92.7	June 1, 2014	A	269	6.0	6.0
	WZAD FM	Wurtsboro, NY	97.3	June 1, 2014	A	719	0.6	0.6
Providence, RI	WPRO AM	Providence, RI	630	April 1, 2014	B	N/A	5.0	5.0
	WPRO FM	Providence, RI	92.3	April 1, 2014	B	551	39.0	39.0
	WPRV AM	Providence, RI	790	April 1, 2014	B	N/A	5.0	5.0
	WEAN FM	Wakefield-Peacedale, RI	99.7	April 1, 2014	A	535	2.3	2.3
	WWLI FM	Providence, RI	105.1	April 1, 2014	B	499	50.0	50.0
	WWKX FM	Woonsocket, RI	106.3	April 1, 2014	A	518	1.2	1.2
Quad Cities, IA	KBEA FM	Muscatine, IA	99.7	February 1, 2021	C1	869	100.0	100.0
	KBOB FM	DeWitt, IA	104.9	February 1, 2021	C3	469	12.5	12.5
	KJOC AM	Davenport, IA	1170	February 1, 2021	B	N/A	1.0	1.0
	KQCS FM	Bettendorf, IA	93.5	February 1, 2021	A	318	6.0	6.0
	WXLP FM	Moline, IL	96.9	December 1, 2020	B	499	50.0	50.0
Reno, NV	KBUL FM	Carson City, NV	98.1	October 1, 2013	C	2293	74.0	74.0
	KKOH AM	Reno, NV	780	October 1, 2013	B	N/A	50.0	50.0
	KNEV FM	Reno, NV	95.5	October 1, 2013	C	2280	60.0	60.0
	KWYL FM	South Lake Tahoe, NV	102.9	December 1, 2013	C	2927	39.0	39.0
Rochester, MN	KDCZ FM	Eyota, MN	103.9	April 1, 2013	A	567	1.3	1.3
	KFIL AM	Preston, MN	1060	April 1, 2013	D	N/A	1.0	0.0
	KFIL FM	Chatfield, MN	103.1	April 1, 2013	C3	522	3.5	3.5
	KDZZ FM	Saint Charles, MN	107.7	April 1, 2013	A	571	2.0	2.0
	KOLM AM	Rochester, MN	1520	April 1, 2013	B	N/A	10.0	0.8
	KROC AM	Rochester, MN	1340	April 1, 2013	C	N/A	1.0	1.0
	KROC FM	Rochester, MN	106.9	April 1, 2013	C0	1109	100.0	100.0
	KVGO FM	Spring Valley, MN	104.3	April 1, 2013	C3	512	10.0	10.0
	KWWK FM	Rochester, MN	96.5	April 1, 2013	C2	528	43.0	43.0
	KYBA FM	Stewartville, MN	105.3	April 1, 2013	C2	492	50.0	50.0
Rockford, IL	WKGL FM	Loves Park, IL	96.7	December 1, 2020	A	551	2.2	2.2
	WROK AM	Rockford, IL	1440	December 1, 2020	B	N/A	5.0	0.3
	WXXQ FM	Freeport, IL	98.5	December 1, 2020	B1	492	11.0	11.0
	WZOK FM	Rockford, IL	97.5	December 1, 2020	B	452	50.0	50.0
Saginaw, MI	WHNN FM	Bay City, MI	96.1	October 1, 2012	C	1020	100.0	100.0
	WILZ FM	Saginaw, MI	104.5	October 1, 2012	A	413	2.9	2.9
	WIOG FM	Bay City, MI	102.5	October 1, 2012	B	801	86.0	86.0
	WKQZ FM	Midland, MI	93.3	October 1, 2012	C2	554	39.0	39.0
Salt Lake City, UT	KKAT AM	Salt Lake City, UT	860	October 1, 2013	D	N/A	10.0	0.2
	KBEE FM	Salt Lake City, UT	98.7	October 1, 2013	C	2933	34.5	34.5
	KBER FM	Ogden, UT	101.1	October 1, 2013	C	3740	25.0	25.0
	KENZ FM	Ogden, UT	101.9	October 1, 2013	C	3740	25.0	25.0
	KHTB FM	Provo, UT	94.9	October 1, 2013	C	2799	48.0	48.0
	KFNZ AM	Salt Lake City, UT	1320	October 1, 2013	B	N/A	5.0	5.0
	KJQS AM	Murray, UT	1230	October 1, 2013	C	N/A	1.0	1.0
	KUBL FM	Salt Lake City, UT	93.3	October 1, 2013	C	3740	25.0	25.0

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
San Francisco, CA	KGO AM	San Francisco, CA	810	December 1, 2013	A	N/A	50.0	50.0
	KSFO AM	San Francisco, CA	560	December 1, 2013	B	N/A	5.0	5.0
	KFFG FM	Los Gatos, CA	97.7	December 1, 2013	A	410	4.0	4.0
	KFOG FM	San Francisco, CA	104.5	December 1, 2013	B	1506	7.1	7.1
	KNBR AM	San Francisco, CA	680	December 1, 2013	A	N/A	50.0	50.0
	KSAN FM	San Mateo, CA	107.7	December 1, 2013	B	1161	8.9	8.9
	KTCT AM	San Mateo, CA	1050	December 1, 2013	B	N/A	50.0	10.0
Santa Barbara, CA	KRUZ FM	Goleta, CA	97.5	December 1, 2013	B	2920	17.5	17.5
	KRRF FM	Oak View, CA	106.3	December 1, 2013	A	827	0.9	0.9
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2020	D	N/A	4.8	0.0
	WEAS FM	Springfield, GA	93.1	April 1, 2020	C1	981	96.6	96.6
	WIXV FM	Savannah, GA	95.5	April 1, 2020	C1	988	98.0	98.0
	WJCL FM	Savannah, GA	96.5	April 1, 2020	C	1161	100.0	100.0
	WJLG AM	Savannah, GA	900	April 1, 2020	D	N/A	4.4	0.2
	WZAT FM	Savannah, GA	102.1	April 1, 2020	C0	1328	98.0	98.0
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2020	C2	533	23.5	23.5
	KQHN FM	Waskom, TX	97.3	August 1, 2013	C2	533	42.0	42.0
	KRMD AM	Shreveport, LA	1340	June 1, 2012	C	N/A	1.0	1.0
	KRMD FM	Oil City, LA	101.1	June 1, 2020	C0	1134	97.7	97.7
	KVMA FM	Shreveport, LA	102.9	June 1, 2020	C2	535	42.0	42.0
Springfield, MA	WHLL AM	Springfield, MA	1450	April 1, 2014	C	N/A	1.0	1.0
	WMAS FM	Enfield, CT	94.7	April 1, 2014	B	180	50.0	50.0
Stockton, CA	KJOY FM	Stockton, CA	99.3	December 1, 2013	A	322	4.0	4.0
	KWIN FM	Lodi, CA	97.7	December 1, 2013	A	328	6.0	6.0
Syracuse, NY	WAQX FM	Manlius, NY	95.7	June 1, 2014	B1	299	25.0	25.0
	WXTL FM	Syracuse, NY	105.9	June 1, 2014	A	200	4.0	4.0
	WSKO AM	Syracuse, NY	1260	June 1, 2014	B	N/A	5.0	5.0
	WNTQ FM	Syracuse, NY	93.1	June 1, 2014	B	659	97.0	97.0
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2020	C1	604	99.2	99.2
	WGLF FM	Tallahassee, FL	104.1	February 1, 2020	C0	1411	92.2	92.2
	WHBT AM	Tallahassee, FL	1410	February 1, 2020	D	N/A	5.0	0.0
	WHBX FM	Tallahassee, FL	96.1	February 1, 2020	C2	479	37.0	37.0
	WWLD FM	Cairo, GA	102.3	April 1, 2012	C2	604	27.0	27.0
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2020	B	500	50.0	50.0
	WLQR AM	Toledo, OH	1470	October 1, 2020	B	N/A	1.0	1.0
	WRQN FM	Bowling Green, OH	93.5	October 1, 2020	B1	397	7.0	7.0
	WLQR FM	Delta, OH	106.5	October 1, 2020	A	367	4.8	4.8
	WWWM FM	Sylvania, OH	105.5	October 1, 2020	A	389	4.3	4.3
	WXKR FM	Port Clinton, OH	94.5	October 1, 2020	B	617	30.0	30.0
	WMIM FM	Luna Pier, MI	98.3	October 1, 2020	A	443	3.4	3.4
Topeka, KS	KDVB FM	Effingham, KS	96.9	June 1, 2013	A	227	0.1	0.1
	KDVV FM	Topeka, KS	100.3	June 1, 2013	C0	984	100.0	100.0
	KMAJ AM	Topeka, KS	1440	June 1, 2013	B	N/A	5.0	1.0
	KMAJ FM	Carbondale, KS	107.7	June 1, 2013	C1	772	53.0	53.0
	KTOP FM	St. Marys, KS	102.9	June 1, 2013	C2	598	30.0	30.0
	KRWP FM	Stockton, MO	107.7	February 1, 2021	C3	479	11.7	11.7
	KTOP AM	Topeka, KS	1490	June 1, 2013	C	N/A	1.0	1.0
	KWIC FM	Topeka, KS	99.3	June 1, 2013	C3	538	6.8	6.8
Tucson, AZ	KCUB AM	Tucson, AZ	1290	October 1, 2013	B	N/A	1.0	1.0
	KHYT FM	Tucson, AZ	107.5	October 1, 2013	C	2034	92.0	92.0
	KIIM FM	Tucson, AZ	99.5	October 1, 2013	C	2038	93.0	93.0
	KSZR FM	Oro Valley, AZ	97.5	October 1, 2013	A	305	6.0	6.0
	KTUC AM	Tucson, AZ	1400	October 1, 2013	C	N/A	1.0	1.0

Market	Stations	City of License	Frequency	Expiration Date of License	FCC Class	Height Above Average Terrain (in feet)	Power (in Kilowatts)
							Day	Night
Washington, DC	WMAL AM	Washington, DC	630	October 1, 2019	B	N/A	10.0	5.0
	WRQX FM	Washington, DC	107.3	October 1, 2019	B	807	19.5	19.5
	WMAL FM	Woodbridge, VA	105.9	October 1, 2019	B	650	28.0	28.0
Waterloo, IA	KCRR FM	Grundy Center, IA	97.7	February 1, 2021	C3	407	16.0	16.0
	KKHQ FM	Oelwein, IA	92.3	February 1, 2021	C	991	100.0	100.0
	KOEL AM	Oelwein, IA	950	February 1, 2021	B	N/A	5.0	0.5
	KOEL FM	Cedar Falls, IA	98.5	February 1, 2021	C3	423	15.0	15.0
Westchester, NY	WDVY FM	Mount Kisco, NY	106.3	June 1, 2014	A	443	1.0	1.0
	WFAS AM	White Plains, NY	1230	June 1, 2014	C	N/A	1.0	1.0
	WFAS FM	Bronxville, NY	103.9	June 1, 2014	A	667	0.6	0.6
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2013	C1	808	100.0	100.0
	KOLI FM	Electra, TX	94.9	August 1, 2013	C2	492	50.0	50.0
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2013	C2	807	19.0	19.0
	KYYI FM	Burkburnett, TX	104.7	August 1, 2013	C1	1017	92.0	92.0
Wilkes-Barre, PA	WARM AM	Scranton, PA	590	August 1, 2014	B	N/A	5.0	5.0
	WBHT FM	Mountain Top, PA	97.1	August 1, 2014	A	1102	0.5	0.5
	WBSX FM	Hazleton, PA	97.9	August 1, 2014	B	1335	6.3	6.3
	WSJR FM	Dallas, PA	93.7	August 1, 2014	A	679	1.5	1.5
	WBHD FM	Olyphant, PA	95.7	August 1, 2014	A	1011	0.6	0.6
	WMGS FM	Wilkes-Barre, PA	92.9	August 1, 2014	B	1385	5.3	5.3
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2019	B	N/A	5.0	5.0
	WGNI FM	Wilmington, NC	102.7	December 1, 2019	C1	981	100.0	100.0
	WKXS FM	Leland, NC	94.5	December 1, 2019	A	416	3.8	3.8
	WMNX FM	Wilmington, NC	97.3	December 1, 2019	C1	884	100.0	100.0
	WWQQ FM	Wilmington, NC	101.3	December 1, 2019	C2	545	40.0	40.0
Worcester, MA	WORC FM	Webster, MA	98.9	April 1, 2014	A	410	1.9	1.9
	WWFX FM	Southbridge, MA	100.1	April 1, 2014	A	479	4.9	4.9
	WXLO FM	Fitchburg, MA	104.5	April 1, 2014	B	564	37.0	37.0
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2012	C	N/A	1.0	1.0
	WHOT FM	Youngstown, OH	101.1	October 1, 2020	B	705	24.5	24.5
	WLLF FM	Mercer, PA	96.7	August 1, 2014	A	486	1.4	1.4
	WPIC AM	Sharon, PA	790	August 1, 2014	D	N/A	1.3	0.1
	WQXK FM	Salem, OH	105.1	October 1, 2020	B	446	88.0	88.0
	WSOM AM	Salem, OH	600	October 1, 2020	D	N/A	1.0	0.0
	WWIZ FM	West Middlesex, PA	103.9	August 1, 2014	A	295	6.0	6.0
	WYFM FM	Sharon, PA	102.9	August 1, 2014	B	604	33.0	33.0
York, PA	WSOX FM	Red Lion, PA	96.1	August 1, 2014	B	951	13.5	13.5
	WSBA AM	York, PA	910	August 1, 2014	B	N/A	5.0	1.0
	WGLD AM	Manchester Township, PA	1440	August 1, 2014	D	N/A	0.7	0.1
	WARM FM	York, PA	103.3	August 1, 2014	B	1306	6.4	6.4

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

For example, in connection the Citadel Merger, we agreed to divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. For additional information see Note 2, “Acquisitions and Dispositions.”

Also as a component of the CMP Acquisition, we acquired CMP KC, LLC (“KC LLC”), an indirectly wholly-owned subsidiary of CMP. On February 2, 2011, the direct parent company of KC LLC entered into a restructuring support agreement (the “Restructuring Agreement”) regarding the restructuring of KC LLC’s debt with the lenders under KC LLC’s credit facilities (the “Restructuring”). As part of the Restructuring, KC LLC was renamed AR Broadcasting. The Restructuring was completed in February 2012. As a result of the completion of the Restructuring, we no longer have an ownership interest in AR Broadcasting. However, we entered into a management agreement, similar to an LMA, pursuant to which we provided corporate management and other services to AR Broadcasting and its subsidiaries, on a basis that was renewable annually by the owner.

On December 6, 2012 the Company completed the acquisition of KCHZ-FM, a radio station operated in the Kansas City market for a purchase price of $11.2 million. For additional information see Note 2, “Acquisitions and Dispositions.”

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

To our knowledge, none of these multiple and cross ownership rules requires any change in our current ownership of radio broadcast stations or precludes consummation of our pending acquisitions. The Communications Laws limit the number of additional stations that we may acquire in the future in our existing markets as well as any new markets.

Because of these multiple and cross ownership rules, a purchaser of our voting stock who acquires an “attributable” interest in us (as discussed below) may violate the Communications Laws if such purchaser also has an attributable interest in other radio or television stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest to the extent that those investments give rise to an attributable interest. If one of our stockholders with an attributable interest violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station or newspaper. If an interest is attributable, the FCC treats the person or entity that holds that interest as the “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.

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

With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holders of less than 5% of an entity’s voting stock, non-voting equity and debt interests which, in the aggregate, constitute more than 33% of a station’s “enterprise value”, which consists of the total equity and debt capitalization, are considered attributable in certain circumstances.

On December 22, 2011, the FCC issued a Notice of Proposed Rulemaking based on its 2010 quadrennial review of broadcast ownership rules (which is required by statute). The FCC tentatively concluded that (1) the existing limitations on the number of radio stations a party can own in a particular market remain necessary to serve the public interest, (2) it should retain the AM/FM subcaps which limit the number of radio stations a single party can own in a particular service (AM or FM) in an individual market, (3) it should reinstate a rule adopted in 2008 (and subsequently voided by a court on appeal) to relax the radio/television-newspaper cross-ownership rule in the top 20 DMAs under certain conditions, and (4) it should repeal the radio-television cross ownership rule which restricts a party’s ability to own radio and television stations in the same market. In each case, the FCC requested comment on these tentative conclusions, and, more specifically, whether the change in the competitive landscape over the last fifteen years — including the advent of satellite radio, the internet, and radio’s use of digital technology — warrants changes to its broadcast ownership rules. The FCC also requested comments concerning the impact of its local radio ownership rule on minority and female broadcast ownership. On February 23, 2013, the Minority Media & Telecommunications Council (“MMTC”) requested a brief delay in the FCC issuance of its report to allow MMTC to submit a study it had commissioned to assess the impact of the FCC’s cross-ownership rules for radio and television as well as for newspapers on minority and female-owned radio and television stations. We cannot predict the timing or outcome of this proceeding or whether any new rules adopted by the FCC will have a material adverse effect on us.

Programming and Operation

The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter which identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. The FCC adopted rules for television broadcasters in 2008 require that certain portions of that a television station’s public inspection file be made available on the internet. That proposal is being challenged in court. On October 27, 2011, the FCC issued an Order on Reconsideration and Further Notice of Proposed

Rulemaking in which it concluded that there were some “radio-specific” concerns that needed to be addressed prior to implementing the online public file requirements for radio stations. We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact which adoption of any one or more of those proposals will have on the Company.

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

Joint Sales Agreements

From time to time, radio stations enter into JSAs. A typical JSA authorizes one party or station to sell another station’s advertising time and retain the revenue from the sale of that airtime in exchange for a periodic payment to the station whose airtime is being sold (which may include a share of the revenue collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the station and, in particular, its personnel, programming, and finances.

Under the FCC’s ownership rules, a radio station that sells more than 15% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. For that reason, a radio station cannot have a JSA with another radio station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.

In January 2000, the FCC released a Report and Order adopting rules for a new Low Power FM (“LPFM”) LPFM service consisting of two classes of radio stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. On December 11, 2007, the FCC released a Report and Order which made changes in the rules and provided further protection for LPFM radio stations and, in certain circumstances, required full power stations (like the ones we own) to provide assistance to LPFM stations in the event they are subject to interference or are required to relocate their facilities to accommodate the inauguration of new or modified service by a full power radio station. The FCC has limited ownership and operation of LPFM stations to persons and entities that do not currently have an attributable interest in any FM station and has required that LPFM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for LPFM stations and many LPFM stations are now operating around the country. To date, LPFM radio stations have not had a material adverse effect on our operations. On January 5, 2011, the President signed into law the Local Radio Community Act of 2010 (the “LCRA”) which, among other changes, requires the FCC to (1) modify its rules to authorize LPFM stations to operate on second-adjacent channels to full-power radio stations, and (2) waive second-adjacent channel separation requirements if the proposed operation of an LPFM station would not cause interference to any authorized full-power station. The new law required the FCC to complete a study within one year of enactment to assess the economic impact that LPFM stations have on full-power radio stations like the stations we own. In compliance with the new law, the FCC issued several reports in 2012 in which it found that LPFM stations generally serve areas that are substantially smaller in size and population than those served by full-service commercial radio stations, that LPFM stations have less of an tnternet presence than full-power stations, that LPFM stations offer program formats different than full-power stations, and that the average LPFM station located in an Arbitron market has negligible ratings and a significantly smaller audience than most full-power stations in the same market.

In its most recent report issued on December 4, 2012, the FCC restricted the number of applications an individual party could file for new LPFM stations (no more than 70 applications on a nationwide basis and no more than three applications in any particular market) to deter speculative applications by parties who were interested in selling authorizations rather than building and operating the LPFM stations.

The FCC’s action under the LRCA could increase the number of LPFM stations in markets where we have stations, and that increase could produce interference from LPFM stations to our stations. We cannot predict at this time whether the LCRA in particular or the advent of LPFM service in general will have a material adverse impact on our operations in the future. Nor can we predict whether LPFM service could increase competition for listeners and revenues and have a material adverse effect on our operations.

In April 2009, the FCC issued a notice of proposed rulemaking that proposed a number of changes in the FCC’s policies for allocating radio stations to particular markets and preferences that would be accorded to applicants to implement the command of Section 307(b) of the Communications Act that radio services be distributed fairly throughout the country.

On March 3, 2011, the FCC issued an order in that rulemaking proceeding which would limit the ability of a broadcaster to move a radio station from one community to another. The FCC created a rebuttal presumption that, would apply when a proposed community is located in an urbanized area or when the station could cover more than 50 percent of an urbanized area through the proposed community. In either of those circumstances, it would be presumed that the broadcaster intends to serve the entire urbanized area rather than the specified community and would not be allowed to change the station’s community of license unless the broadcaster presented a compelling showing that (1) the proposed community is “truly” independent of the urbanized area, (2) the proposed community has a specific need for an outlet for local expression separate from the urbanized area, and (3) the station would be able to serve the community’s need for a local outlet. The FCC further explained (1) that in no event would it approve any proposal that would create an area that had no access to radio services or access to only one radio service, and (2) that the FCC would “strongly disfavor” any community change that would result in the loss of third, fourth or fifth radio service to more than 15 percent of the population within a station’s existing service area or that would deprive any community of “substantial size” (meaning a community with a population of 7,500 or greater) of its second local service. The FCC’s adoption of these proposals, as well as other proposals in that rulemaking proceeding, could limit our options in relocating or acquiring ratio stations and, to that extent, may have an adverse impact on our operations.

Antitrust and Market Concentration Considerations

In addition, from time to time Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership or profitability of our radio stations, result in the loss of audience share and advertising revenues for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions.

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (“HSR Act”), by the Department of Justice (“the DOJ”) or the Federal Trade Commission (the “FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $70.9 million or more. Historically, most of our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.

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

No assurances can be provided that actual, threatened or possible future DOJ or FTC action in connection with potential transactions would not have a material adverse effect on our ability to enter into or consummate various transactions, or operate any acquired stations at any time in the future.

Executive Officers of the Company

The following table sets forth certain information with respect to our executive officers as of February 28, 2013:

Name	Age	Position(s)
Lewis W. Dickey, Jr.	51	Chairman, President, and Chief Executive Officer
Joseph P. Hannan	41	Senior Vice President, Treasurer and Chief Financial Officer
John G. Pinch	64	Executive Vice President and Co-Chief Operating Officer
John W. Dickey	46	Executive Vice President and Co-Chief Operating Officer
Richard S. Denning	47	Senior Vice President, Secretary and General Counsel

Lewis W. Dickey, Jr. is our Chairman, President and Chief Executive Officer. Mr. L. Dickey has served as our Chairman, President and Chief Executive Officer since December 2000. Mr. Dickey was one of our founders and initial investors, and served as our Executive Vice Chairman from March 1998 to December 2000. Mr. L. Dickey is a nationally regarded consultant on radio strategy and the author of The Franchise — Building Radio Brands, published by the National Association of Broadcasters, one of the industry’s leading texts on competition and strategy. Mr. L. Dickey also serves as a member of the National Association of Broadcasters Radio Board of Directors. He holds Bachelor of Arts and Master of Arts degrees from Stanford University and a Master of Business Administration degree from Harvard University. Mr. L. Dickey is the brother of John W. Dickey.

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

John G. Pinch is our Executive Vice President and Co-Chief Operating Officer. Mr. Pinch has served as our Executive Vice President and Co-Chief Operating Officer since May 2007, and prior to that served as our Chief Operating Officer since December 2000, after serving as the President of Clear Channel International Radio (“CCU International”). At CCU International, Mr. Pinch was responsible for the management of all CCU radio operations outside of the United States, which included over 300 properties in 9 countries. Mr. Pinch is a 30-year broadcast veteran and has previously served as Owner/President of WTVK-TV Ft. Myers-Naples, Florida, General Manager of WMTX-FM/WHBO-AM Tampa, Florida, General Manager/Owner of WKLH-FM Milwaukee, and General Manager of WXJY Milwaukee.

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

Available Information

The Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our internet site address is www.cumulus.com. On our site, we make available, free of charge, our most recent annual report on Form 10-K and our proxy statement.

Item 1A. Risk Factors

Many statements contained in this Report are forward-looking in nature. These statements are based on our current plans, intentions or expectations, and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See “— Cautionary Statement Regarding Forward-Looking Statements.” Forward-looking statements are subject to numerous risks and uncertainties, including those specifically identified below. The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks Related to Our Business

Our results of operations have been, and could continue to be, adversely affected by the past recession experienced by the U.S. economy and in many of the local economies in which we operate.

Revenue generated by our radio stations depends primarily upon the sale of advertising. Advertising expenditures, which we believe to be largely a discretionary business expense, declined significantly during the 2008 economic recession, and have been muted since, partially in light of continued economic uncertainty. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions, many of which have not returned to pre-recessionary levels. Consequently, the continued uncertainty in the general economic environment, including the economies of several individual geographic markets in which we own or operate stations, continue to adversely affect our advertising revenue and, therefore, our results of operations.

In light of the limited and ongoing recovery from the recession, certain individual business sectors that may have historically spent more on advertising than other sectors might be forced to reduce their advertising expenditures or not return them to pre-recessionary levels if that sector fails to recover on pace with the overall economy. If that sector’s spending would otherwise have represented a significant portion of our advertising revenues, any reduction in its expenditures may adversely affect our revenue.

We operate in a very competitive business environment and a decrease in our ratings or market share would adversely affect our revenues.

The radio broadcasting industry is very competitive. The success of each of our stations depends largely upon rates it can charge for its advertising which in turn depends on, among other things, the number of local advertising competitors and the overall demand for advertising within individual markets. These conditions are subject to change and highly susceptible to both micro and macroeconomic conditions.

Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could reduce operating results, if:

•	another radio station in the market was to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;

•	a new station were to adopt a competitive format;

•	we experience increased competition from non-radio sources;

•	there is a shift in population, demographics, audience tastes or other factors beyond our control;

•	an existing competitor was to strengthen its operations; or

•	any one or all of our stations will be able to maintain or increase advertising revenue market share.

The Telecom Act may allow for the further consolidation of ownership of radio broadcasting stations in markets in which we operate or may operate in the future. Some competing owners may be larger and have substantially more financial and other resources than we do. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.

The loss of affiliation agreements by our radio networks could materially adversely affect our financial condition and results of operations.

Our radio networks have approximately 5,000 station affiliates and 9,000 program affiliations. They receive advertising inventory from their affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by our radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by our radio networks could adversely affect our results of operations by reducing the reach of our network programming and, therefore, their attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.

We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and services. In some cases, our ability to successfully compete will be dependent on our development and acquisition of new technologies and our provision of new services, and there can be no assurance that we will have the resources to develop or acquire those new technologies or provide those new services; in other cases, the introduction of new technologies and services, including online music and other entertainment services, could increase competition and have an adverse effect on our revenue. Recent new media technologies and services include the following:

•

audio programming by cable television systems, direct broadcast satellite systems, internet content providers (both landline and wireless), internet-based audio radio services, smart phone and other mobile applications, satellite delivered digital audio radio service and other digital audio broadcast formats;

•	HD RadioTM digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

In the future, there may be additional technologies or services developed that compete with radio broadcasting or for advertising revenue, and that could have a material adverse effect on our revenues and results of operations. We also cannot provide any assurances that we will continue to have the resources to develop or acquire any necessary new technologies or to introduce new services that could compete with any new technologies. We cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting industry or on our business.

We have written off, and could in the future be required to write off, a significant portion of the fair market value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.

As of December 31, 2012, our FCC licenses and goodwill comprised 74.7% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification Topic 350, Intangibles — Goodwill and Other (“ASC 350”), to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. For the year ended December 31, 2012, we recorded impairment charges of $104.0 million and $14.7 million related to goodwill and FCC broadcast licenses, respectively, and a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. There were no similar impairments in 2011. During the year ended December 31, 2010 we recorded an impairment charge of approximately $0.7 million in order to reduce the carrying value of certain broadcast licenses and goodwill to their respective fair market values. Future impairment reviews could result in additional impairment charges. Any such impairment charges would reduce our reported earnings for the periods in which they are recorded, which could materially reduce the value of our Company.

There are risks associated with our acquisition strategy.

We intend to continue to grow by selectively acquiring radio station clusters and individual radio stations in the future. We cannot predict whether we will be successful in pursuing any acquisitions or what the consequences of these acquisitions would be. In addition, there can be no assurances that we will continue to identify suitable acquisition candidates. Consummation of any acquisitions would likely be subject to various conditions, such as compliance with FCC and antitrust regulatory requirements. The FCC requirements include:

•	approval of license assignments and transfers;

•	limits on the number of stations a broadcaster may own in a given local market; and

•

other rules or policies, such as the ownership attribution rules, that could limit our ability to acquire stations in certain markets where one or more of our stockholders, officers or directors has other media interests.

The antitrust regulatory requirements include:

•	filings with the DOJ and the FTC under the HSR Act, where applicable;

•	expiration or termination of any applicable waiting period under the HSR Act; and

•	possible review by the DOJ or the FTC of antitrust issues under the HSR Act or otherwise.

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

Our acquisition strategy involves numerous other risks, including risks associated with:

•	identifying suitable acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

•	integrating operations and systems and managing a large and geographically diverse group of stations;

•	diverting our management’s attention from other business concerns;

•	potentially losing key employees at acquired stations; and

•	potential changes in the regulatory approval process that may make it materially more expensive, or materially delay our ability, to consummate any proposed acquisitions.

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

We are required to obtain prior Federal approval for any proposed radio station acquisition, which approvals may be subject to our compliance with certain conditions, possibly including asset divestitures, which may be material.

Acquisitions historically have been, a critical component of our overall strategy. The acquisition of a radio station requires the prior approval of the FCC and may require approvals by other governmental agencies, such as the DOJ or the FTC. To obtain that approval, a proposed acquirer is required to file a transfer of control or assignment application with the FCC. The Communications Act and FCC rules allow members of the public and other interested parties to file petitions seeking to deny, or other objections to the FCC with respect to, the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets that we already own or propose to acquire, as a condition to having the application granted. The FCC could also change its existing rules and policies to reduce the number of stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business. Any actions by the FCC or DOJ that have the effect of denying, delaying or affecting the terms of any potential acquisitions could have a material adverse effect on our financial condition or results of operations.

Disruptions in the capital and credit markets could restrict our ability to access further financing.

We may rely in significant part on the capital and credit markets to meet our financial commitments and short-term liquidity needs if internal funds from operations are not sufficient for these purposes. Disruptions in the capital and credit markets, such as have been experienced over the past several years, could adversely affect our ability to draw on our credit facilities or access capital. Access to funds under credit facilities is dependent on the ability of our lenders to meet their funding commitments. Those lenders may not be able or willing to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. Disruptions in the capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continued disruptions could increase our interest expense and adversely affect our results of operations.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions, could adversely affect our access to financing. Any such disruption could increase our costs, require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding could be arranged. Such measures could include seeking higher cost financings, deferring capital expenditures and reducing or eliminating future uses of cash, any of which could materially adversely affect our business and results of operations.

We are exposed to credit risk on our accounts receivable. This risk is heightened during periods of worsened economic conditions.

Our outstanding trade receivables are not covered by collateral or credit insurance. While we have procedures to monitor and limit exposure to credit risk on our receivables, which risk is heightened during periods of worsened economic conditions, there can be no assurance such procedures will effectively limit our credit risk and enable us to avoid losses, which could have a material adverse effect on our financial condition and operating results.

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

We also enter into agreements with several on-air personalities with large loyal audiences in their individual markets to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in losses of audience share in that particular market which, in turn, could adversely affect revenues in that particular market.

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

FCC regulations prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC regulatory oversight is augmented by statutory authority for the FCC to impose substantial penalties (up to $325,000 for each violation). The FCC also has the statutory authority to revoke a station license or to shorten or condition the renewal of a station license in the event that the station broadcasts indecent or obscene material. In June 2012, the United States Supreme Court issued a decision which held that the FCC had failed to give broadcasters adequate notice of a change in FCC policy in 2004 that exposed a station owner to penalties because of broadcasts which included fleeting expletives or momentary nudity (in a television broadcast). The FCC has not issued any pronouncement or other comment on the Supreme Court’s decision, and it is therefore unclear whether the Supreme Court’s decision will have any significance for programs aired on radio or television after the change in FCC policy was announced in 2004. In the meantime, for many years the FCC has refrained from processing and disposing of hundreds of thousands of indecency complaints because of the uncertainty concerning the validity of prior FCC rulings. It is impossible to predict what, if any, impact the Supreme Court’s decision will have on any complaints that have been or may be filed against our stations. Whatever the impact, we may in the future become subject to new FCC inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.

Proposed legislation requires radio broadcasters to pay royalties to record labels and recording artists.

We currently pay royalties to song composers and publishers through Broadcast Music Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. Congress has been considering legislation which would change the copyright fees and the procedures by which the fees are determined. The legislation has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the legislation. It cannot be predicted whether any proposed legislation will become law or what impact it would have on our results from operations, cash flows or financial position.

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

The instruments governing our outstanding indebtedness contain restrictive covenants. In addition, our First Lien Credit Agreement, dated as of September 16, 2011, among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”), UBS, Macquarie, Royal

Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents, (as amended and restated, the “First Lien Facility”) requires us to comply with a financial covenant if any amounts are outstanding under the Revolving Credit Facility ( the “Revolving Credit Facility”) or any letters of credit are outstanding that have not been collateralized by cash. As of December 31, 2012, we had no amounts outstanding under the Revolving Credit Facility, and, as result, were not subject to the financial covenant. Our ability to comply with the covenants in the (i) indenture governing our 7.75% Senior Notes due 2019 (the “Indenture”), (ii) First Lien Facility and (iii) Second Lien Credit Agreement (the “Second Lien Facility” and, together with the First Lien Facility, the “2011 Credit Facilities”), dated as of September 16, 2011, among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of our covenants in the future. In that event, we would need to seek an amendment or waiver to the applicable agreement, or a refinancing of such obligations. There can be no assurance that we would be able obtain any amendment or waiver of any such facilities or the costs associated therewith, and, if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future.

In the event that we do not maintain compliance with the covenants under the 2011 Credit Facilities, lenders could declare an event of default, subject to applicable notice and cure provisions, which would likely result in a material adverse impact on our financial position. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the 2011 Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. In addition, lenders under any of our indebtedness to which a cross-default or cross-acceleration provision applies may then be entitled to take certain similar actions. In the event any of our lenders or note holders accelerate the required repayment of our borrowings, we may not have sufficient assets to repay such indebtedness.

The lenders under the 2011 Credit Facilities have taken security interests in substantially all of our consolidated assets, and we have pledged the stock of certain of our subsidiaries to secure the debt under the 2011 Credit Facilities. If the lenders accelerate the required repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of such borrowings, and we cannot assure you that sufficient assets will remain after we have paid all of the borrowings under such 2011 Credit Facilities. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness and we could be forced into bankruptcy or liquidation. Our ability to liquidate assets could also be affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets would be liquidated at a significant loss. Any requirement for us to liquidate assets would likely have a material adverse effect on our business.

We require substantial cash flows to service our debt and other obligations. Our inability to generate sufficient cash flows could have a material adverse effect on our business.

In order to service our significant indebtedness, we require, and will continue to require significant cash flows. Our revenue is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. Our ability to generate sufficient cash flow to make required principal and interest payments on, or refinance, our debt obligations depends on our financial condition and operating performance, which are subject to prevailing micro and macro economic and competitive conditions, some of which are beyond our control. We may be unable to maintain or derive a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to seek to dispose of material assets or operations, seek additional debt or equity capital or seek to restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our inability to generate sufficient cash from operations to service our debt and other obligations would lead to a material adverse effect on our business.

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

The Indenture and the 2011 Credit Facilities contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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

In addition, as described above, the restrictive covenants in the 2011 Credit Facilities require us to maintain compliance with specified financial ratios and satisfy other financial condition tests.

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

We cannot assure you that the market price of our Class A common stock will not decline and the market price could be subject to wide fluctuations in response to such factors as:

•	conditions and trends in the radio broadcasting industry;

•	actual or anticipated variations in our operating results, including audience share ratings and financial results;

•	changes in financial estimates by securities analysts;

•	technological innovations;

•	competitive developments;

•	adoption of new accounting standards affecting companies in general or affecting companies in the radio broadcasting industry in particular; and

•	general market conditions and other factors.

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

As of December 31, 2012, and after giving effect to the exercise of all of their respective options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, his brother, John W. Dickey, our Executive Vice President, and their father, Lewis W. Dickey, Sr., together with members of their family (collectively, the “Dickeys”), collectively beneficially owned shares representing approximately 13.6% of the outstanding voting power of our common stock.

Also as of December 31, 2012, Crestview was our largest shareholder and, according to a Schedule 13D/A filed on December 12, 2012, beneficially owned shares representing approximately 37.5% of our outstanding Class A common stock on a fully converted basis.

In addition, in connection with the financing transactions undertaken in connection with the completion of the Citadel Merger, on September 16, 2011, the Company entered into a Stockholders’ Agreement (the “Stockholders Agreement”) with BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P. (together, the “BofA Stockholders”), Blackstone, the Dickeys, Crestview, Macquarie and UBS. Under the Stockholders Agreement, the size of the Company’s Board was increased to seven members, and the two vacancies on the Board created thereby were filled by individuals designated by Crestview. In accordance with the Stockholders Agreement, Crestview maintains the right to designate two individuals for nomination to the Board, and each of the Dickeys, the BofA Stockholders and Blackstone maintains the right to designate one individual for nomination to the Board. The Stockholders Agreement provides that the other two positions on the Board will be filled by directors, who meet applicable independence criteria. The Stockholders Agreement also provides that, for so long as Crestview is the Company’s largest stockholder, it will have the right to have one of its designees, who shall meet the definition of an independent director and who is elected to the Board, and is selected by it, appointed as the “lead director” of the Board. Further, the parties to the Stockholders Agreement (other than the Company) have agreed to support such directors (or others as may be designated by the relevant stockholders) as nominees to be presented to the Company’s stockholders for approval at subsequent stockholder meetings for the term set out in the Stockholders Agreement. Each stockholder party’s respective director nomination rights will generally survive for so long as it continues to own a specified percentage of the Company’s stock, subject to certain exceptions.

As a result of these significant stockholdings, and their right to designate members of our board, these stockholders are expected to be able to continue to exert significant influence over our policies and management, potentially in a manner which may not be in our best interests or the best interests of the other shareholders.

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains and incorporates by reference “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). For purposes of federal and state securities laws, forward-looking statements are all statements other than those of historical fact and are typically identified by the words “believes,” “expects,” “anticipates,” “continues,” “intends,” “likely,” “may,” “plans,” “potential,” “should,” “will” and similar expressions, whether in the negative or the affirmative. These statements include statements regarding the intent, belief or current expectations of Cumulus and its directors and officers with respect to, among other things, future events, financial results and financial trends expected to impact Cumulus.

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

•	the possibility that we may be unable to achieve certain expected revenue results, including as a result of unexpected factors or events;

•	the possibility that our industry may be subject to future regulatory or legislative actions;

•	our ability to attract, motivate and/or retain key executives and associates;

•	our ability to execute our business plan and strategy;

•	our ability to execute and implement our acquisition and divestiture strategies;

•	general economic or business conditions affecting the radio broadcasting industry being less favorable than expected, including the impact of decreased spending by advertisers;

•	increased competition in the radio broadcasting industry;

•	the impact of current or pending legislation and regulations, antitrust considerations, and pending or future legislation, litigation or claims;

•	changes in policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in the financial markets;

•	changes in capital expenditure requirements;

•	changes in market conditions that could impair our goodwill or intangible assets;

•	changes in interest rates; and

•	other risks and uncertainties.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The types of properties required to support each of our radio stations include studios, sales offices, and tower sites. A station’s studios are generally housed with its offices in a business district within the station’s community of license or largest nearby community. The tower sites are generally located in an area to provide maximum market coverage.

At December 31, 2012, we owned 45 studio facilities and 105 tower sites in our 108 markets. We lease additional studio, office facilities, and tower sites throughout all of our markets. We also lease corporate office space in Atlanta, Georgia and office space in New York, New York and Dallas, Texas for the production and distribution of our radio network. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, and general office equipment.

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

Year	High	Low
2011
First Quarter	$5.78	$3.63
Second Quarter	$4.97	$3.25
Third Quarter	$3.90	$2.18
Fourth Quarter	$3.35	$2.49
2012
First Quarter	$3.91	$3.21
Second Quarter	$3.63	$2.75
Third Quarter	$3.11	$2.44
Fourth Quarter	$2.76	$2.16

Holders

As of March 2, 2013, there were approximately 1,158 holders of record of our Class A common stock, 17 holders of record of our Class B common stock and one holder of record of our Class C common stock. The number of holders of our Class A common stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of the 2011 Credit Facilities that limit the amount of dividends that we may pay on our common stock. For a more detailed discussion of the restrictions in our 2011 Credit Facilities, see Note 9, “Long-Term Debt” in the consolidated financial statements included elsewhere in this Form 10-K.

Dividends on the Series A preferred stock accrued at a rate of 10.0% per annum from issuance on September 16, 2011 until March 16, 2012, and accrue at a rate of 14.0% per annum for the period that commenced on March 16, 2012 and ends on September 15, 2013, with additional increases for every two-year period thereafter that the shares remain outstanding. The dividends are payable in cash, except that, at the option of the Company, up to 50.0% of the dividends for any period may be paid through the issuance of additional shares of Series A preferred stock. Payment of dividends on the Series A preferred stock is in preference and prior to any dividends payable on any class of the Company’s common stock and, in the event of any liquidation, dissolution or winding up of the Company, holders of Series A preferred stock are entitled to the liquidation value thereof prior to, and in preference of, payment of any amounts to holders of any class of the Company’s common stock.

After payment of dividends to the holders of Series A Preferred Stock, the holders of the Company’s common stock share ratably in any dividends that may be declared by the board of directors of the Company.

The Company accrued $13.8 million in dividends, paid $15.0 million in cash dividends and accreted $7.7 million on the Series A Preferred Stock during the year ended December 31, 2012. The Company paid approximately $2.7 million in cash dividends on the Series A Preferred Stock in the first quarter of 2013, in accordance with the terms described above.

Stock Performance Graph

The following graph compares the total stockholder return on our Class A common stock for the five-year period ended December 31, 2012 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) the NASDAQ Stock Market Index (the “NASDAQ”); and (3) an index (the “Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2007 with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2012. The stock price performance shown in the graph below should not be considered indicative of expected future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Cumulus	$100.00	$30.97	$28.36	$53.61	$41.54	$33.21
S&P 500	100.00	61.51	75.94	85.65	85.65	97.13
NASDAQ	100.00	59.46	85.55	100.02	98.22	113.85
Radio Index (1)	100.00	28.40	52.20	93.30	90.22	96.68

(1)	The Radio Index consists of the following companies: Beasley Broadcast Group, Inc., CC Media Holdings, Inc. (Clear Channel Holdings, Inc.), Emmis Communications Corp., Entercom Communications Corp., Radio One, Inc., and Saga Communications, Inc.

Pursuant to SEC rules, this “Stock Performance Graph” section of this Form 10-K is not deemed “filed” with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

Set forth below is selected historical consolidated financial information for Cumulus as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009 and 2008 (dollars in thousands, except per share data). The selected historical consolidated financial information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 has been derived from our audited consolidated financial statements and related notes beginning on page F-1 of this Form 10-K. The selected historical consolidated financial information as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 has been derived from our audited consolidated financial statements and related notes previously filed with the SEC, but not included or incorporated by reference herein.

Primarily as a result of our completion of a number of significant transactions, including acquisitions and dispositions in any period, we believe that our results of operations for any period, and our financial condition at any date provide only limited comparability to other periods. You are cautioned not to place undue reliance on any such comparison.

The selected historical consolidated financial information presented below does not contain all of the information you should consider when evaluating Cumulus, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and notes thereto, beginning on page F-1 of this Form 10-K. Various factors are expected to have an effect on our financial condition and results of operations in the future, including the ongoing integration of acquired businesses. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
Net revenues	$1,076,582	$519,963	$236,640	$230,585	$281,719
Direct operating expenses (excluding depreciation, amortization and LMA fees)	661,511	316,253	143,717	149,384	183,999
Depreciation and amortization	142,143	51,148	8,214	10,236	11,563
LMA fees	3,556	2,525	2,054	2,332	631
Corporate general and administrative expenses (including non-cash stock-based compensation expense)	57,438	90,761	18,519	20,699	19,325
Gain on exchange of assets or stations	—	(15,278)	—	(7,204)	—
Realized (gain) loss on derivative instrument	(12)	3,368	1,957	3,640	—
Impairment of intangible assets and goodwill (1)	127,141	—	671	174,950	498,897
Other operating expense	—	—	—	—	2,041

Operating income (loss)	84,805	71,186	61,508	(123,452)	(434,737)
Interest expense, net	(198,628)	(86,989)	(30,307)	(33,989)	(47,262)
Loss on early extinguishment of debt	(2,432)	(4,366)	—	—	—
Terminated transaction expense (income)	—	—	(7,847)	—	15,000
Other (expense) income, net	(2,474)	39	108	(136)	(10)
Equity losses in affiliate	—	—	—	—	(22,252)
Gain on equity investment in Cumulus Media Partners, LLC	—	11,636	—	—	—

(Loss) income from continuing operations before income taxes	(118,729)	(8,494)	23,462	(157,577)	(489,261)
Income tax benefit (expense)	26,552	3,313	(1,505)	3,259	3,637

(Loss) income from continuing operations	(92,177)	(5,181)	21,957	(154,318)	(485,624)

Income from discontinued operations, net of taxes	59,448	69,041	7,445	27,616	123,955

Net (loss) income	(32,729)	63,860	29,402	(126,702)	(361,669)
Less: dividends declared and accretion of redeemable preferred stock	21,537	6,961	—	—	—

(Loss) income attributable to common shareholders	$(54,266)	$56,899	$29,402	$(126,702)	$(361,669)

Basic income (loss) per common share	$(0.33)	$0.80	$0.70	$(3.13)	$(8.55)
Diluted income (loss) per common share	$(0.33)	$0.80	$0.68	$(3.13)	$(8.55)

	Year Ended December 31,
	2012	2011	2010	2009	2008
OTHER DATA:
Adjusted EBITDA (2)	$393,737	$123,693	$91,745	$72,552	$93,655
Cash flows related to:
Operating activities	$179,490	$71,751	$42,553	$28,691	$76,654
Investing activities	98,143	(2,031,256)	(2,240)	(3,060)	(6,754)
Financing activities	(220,175)	1,977,283	(43,723)	(62,410)	(49,183)
Capital expenditures	(6,607)	(6,690)	(2,475)	(3,110)	(6,069)
BALANCE SHEET DATA:
Total assets	$3,734,404	$4,040,591	$319,636	$334,064	$543,519
Long-term debt (including current portion)	2,701,067	2,850,537	591,008	633,508	696,000
Total stockholders’ equity (deficit)	$246,633	$290,713	$(341,309)	$(372,512)	$(248,147)

(1)	Impairment charge recorded in connection with our interim and annual impairment testing under ASC 350. See Note 6, “Intangible Assets and Goodwill”, in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.
(2)	Adjusted EBITDA consists of net (loss) income before depreciation and amortization, LMA fees, acquisition-related costs, non-cash stock-based compensation expense, gain or loss on exchange of assets or stations, realized gain or loss on derivative instruments, impairment of intangible assets and goodwill, interest expense, loss on the early extinguishment of debt, other income or expense, net, gain on equity investment in CMP, and income tax benefit or expense. Adjusted EBITDA is not a measure of financial performance calculated in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a quantitative and qualitative reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated in accordance with accounting principles generally accepted in the United States (“GAAP”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. Operating results attributable to CMP and Citadel from August 1, 2011 and September 16, 2011, the respective acquisition dates, are included in the accompanying consolidated financial information. This section also includes general information about our business and management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K, as well as the information set forth in Item 1A. “Risk Factors.”

Our Business

We own and operate commercial radio station clusters throughout the United States. We believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At December 31, 2012, we owned or operated approximately 517 radio stations (including under LMAs) in 108 United States media markets and operated nationwide radio networks serving over 5,000 affiliates. At December 31, 2012, under LMAs, we provided sales and marketing services for 14 radio stations in the United States.

2012 Operating Overview and Highlights

We believe that following the completion of the CMP Acquisition and the Citadel Merger, which included the acquisition of our radio networks, consisting of 5,000 station affiliates and 9,000 program affiliates, in 2011 we have created a leading radio broadcasting company with a true national platform with an opportunity to further leverage and expand upon our strengths, market presence and programming. Specifically, with the completion of these acquisitions, we now have an extensive radio station portfolio consisting of approximately 517 radio stations, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, all of which are designed to reduce dependence on any single demographic, region or industry. Our increased scale has allowed larger, more significant investments in the local digital media marketplace allowing our local digital platforms and strategies, including our social commerce initiatives, to be applied across significant additional markets. We believe our one national platform will allow us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.

Cumulus believes that the capital structure resulting from the completion of the CMP Acquisition and the Citadel Merger, and our related financing transactions, provides for increased liquidity and scale for Cumulus to pursue and finance strategic acquisitions in the future. We also believe that we have substantially completed our integration, and are now strongly positioned for future growth in what we believe is still a highly fragmented industry.

Liquidity Considerations

Historically, our principal needs for funds have been for acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.

Our principal sources of funds historically have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe the acquisition of the broad diversity in format, listener base, geography, advertiser base and revenue stream that accompanied the CMP Acquisition and the Citadel Merger will help us reduce dependence on any single demographic, region or industry.

On December 20, 2012, we entered into an amendment and restatement (the “Amendment and Restatement”) of our First Lien Facility Credit Agreement, dated as of September 16, 2011, among the Company, Cumulus Media Holdings, Inc., as borrower (the “Borrower”), and the lenders and the agents thereto (the “Original Agreement”). Pursuant to the Amendment and Restatement, the terms and conditions contained in the Original Agreement remained substantially unchanged, except as follows: (i) the amount outstanding thereunder was increased to $1.325 billion; (ii) the margin for LIBOR (as defined below) -based borrowings was reduced from 4.5% to 3.5% and for Base Rate (as defined below) -based borrowings was reduced from 3.5% to 2.5%; and (iii) the LIBOR floor for LIBOR-based borrowings was reduced from 1.25% to 1.0%.

In the event amounts are outstanding under the Revolving Credit Facility, the First Lien Facility requires compliance with a consolidated total net leverage ratio. At December 31, 2012, this ratio would have been 6.5 to 1.0. Such ratio will be reduced in future periods if amounts are outstanding under the Revolving Credit Facility at an applicable date. At December 31, 2012 we would not have been in compliance with this ratio. As a result, borrowings under the revolving credit facility were not available at that date. The Second Lien Facility does not contain any financial covenants. At December 31, 2012 our long-term debt consisted of $2.0 billion in total term loans and $610.0 million in 7.75% Senior Notes.

Based upon the calculation of excess cash flow at December 31, 2012, the Company is required to make a mandatory prepayment of $63.2 million on the First Lien Term Loan due within 10 days of the filing of this Annual Report or Form 10-K. This amount has been classified in the current portion of long-term debt caption of the consolidated balance sheet. The 2011 Credit Facilities contain provisions requiring the Company to use the proceeds from the disposition of assets of the Company to prepay amounts outstanding under the First Lien Facility and the Second Lien Facility (to the extent proceeds remain after the required prepayment of all amounts outstanding under the First Lien Facility), subject to the right of the Company to use such proceeds to acquire, improve or repair assets useful in its business, all within one year from the date of receipt of such proceeds. If and to the extent that the proceeds from the Townsquare Asset Exchange are not otherwise reinvested within the applicable time period, the Company will be required to prepay an equivalent amount of principal outstanding under the 2011 Credit Facilities in accordance with the terms thereof.

We have assessed the current and expected conditions of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of December 31, 2012, that cash on hand and cash expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and repurchases of securities and other debt obligations through December 31, 2013.

Advertising Revenue and Adjusted EBITDA

Our primary source of revenues is the sale of advertising time on our radio stations and networks. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by us. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format. In addition, we believe that the portfolio that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our recent acquisitions, including the CMP Acquisition and the Citadel Merger, and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.

We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular station or program network. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $27.7 million, $21.2 million and $16.7 million in the years ended December 31, 2012, 2011 and 2010, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local and regional advertising represented approximately 77.4%, 72.6% and 84.5% of our total revenues during the years ended December 31, 2012, 2011 and 2010, respectively.

In addition to local advertising revenues, we monetize our available inventory in both national spot and network sales market places using our national platform. To effectively deliver our network advertising for our customers, we distribute content and programming through 3rd party affiliates in order to achieve a broader national audience. Typically, in exchange for the right to broadcast radio network programming, 3rd party affiliates remit a portion of their advertising time, which is then aggregated into packages focused on specific demographic groups and sold by us to our advertiser clients that want to reach the listeners who comprise those demographic groups on a national basis. Revenues derived from 3rd party affiliates in 2012 represented less than 10% of consolidated revenues.

Our advertising revenues vary by quarter throughout the year. As is typical in the radio broadcasting industry, our first calendar quarter typically produces the lowest revenues of a last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives.

Adjusted EBITDA is the financial metric utilized by management to analyze the cash flow generated by the Company’s business. This measure isolates the amount of income generated by the Company’s radio stations apart from the incurrence of non-cash and non-operating expenses. Management also uses this measure to determine the contribution of the Company’s radio station portfolio, including the corporate resources employed to manage the portfolio, to the funding of its other operating expenses and to the funding of debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our First Lien Credit Agreement, as amended and restated, (the “First Lien Facility”).

In deriving this measure, management excludes depreciation, amortization and stock-based compensation expense, as these do not represent cash payments for activities directly related to the operation of the radio stations. In addition, we exclude LMA fees from our calculation of Adjusted EBITDA, even though such fees require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our First Lien Facility. Management excludes any gain or loss on the exchange of assets or stations as they do not represent a cash transaction. Management also excludes any realized gain or loss on derivative instruments as they do not represent a cash transaction nor are they associated with radio station operations. Interest expense, net of interest income, income tax (benefit) expense including franchise taxes, and expenses relating to acquisitions are also excluded from the calculation of Adjusted EBITDA as they are not directly related to the operation of radio stations. Management excludes impairment of goodwill and intangible assets as they do not require a cash outlay. Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a radio company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for radio broadcasting companies, and is a key metric for purposes of calculating and determining compliance with certain covenants in our First Lien Facility. Given the relevance to the overall value of the Company, management believes that investors consider the metric to be extremely useful.

Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP.

A quantitative reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, follows in this section.

Results of Operations

Primarily as a result of the completion of the significant transactions described above in 2011, Cumulus believes that its results of operations for the year ended December 31, 2011 and 2012, and its financial condition at such date, will provide only limited comparability to prior periods. Investors are cautioned to not place undue reliance on any such comparison. Revenues of $288.3 million attributable to the acquisitions of CMP and Citadel in 2011 are included in the Company’s accompanying consolidated financial statements for the year ended December 31, 2011.

Analysis of Consolidated Statements of Operations

The following analysis of selected data from our consolidated statements of operations should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Year Ended December 31,			2012 vs 2011		2011 vs 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
STATEMENT OF OPERATIONS DATA:
Net revenues	$1,076,582	$519,963	$236,640	$556,619	107.0%	$283,323	119.7%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	661,511	316,253	143,717	345,258	109.2%	172,536	120.1%
Depreciation and amortization	142,143	51,148	8,214	90,995	177.9%	42,934	* *
LMA fees	3,556	2,525	2,054	1,031	40.8%	471	22.9%
Corporate general and administrative expenses (including stock-based compensation expense)	57,438	90,761	18,519	(33,323)	-36.7%	72,242	* *
Gain on exchange of assets or stations	—	(15,278)	—	15,278	* *	(15,278)	* *
Realized (gain) loss on derivative instrument	(12)	3,368	1,957	(3,380)	-100.4%	1,411	72.1%
Impairment of intangible assets and goodwill	127,141	—	671	127,141	* *	(671)	* *

Operating income (loss)	84,805	71,186	61,508	13,619	19.1%	9,678	15.7%
Interest expense, net	(198,628)	(86,989)	(30,307)	(111,639)	128.3%	(56,682)	187.0%
Loss on early extinguishment of debt	(2,432)	(4,366)	—	1,934	-44.3%	(4,366)	* *
Other (expense) income, net	(2,474)	39	108	(2,513)	* *	(69)	-63.9%
Terminated transaction expense	—	—	(7,847)	—	* *	7,847	* *
Gain on equity investment in Cumulus Media Partners, LLC	—	11,636	—	(11,636)	* *	11,636	* *

(Loss) income from continuing operations before income taxes	(118,729)	(8,494)	23,462	(110,235)	1297.8%	(31,956)	-136.2%
Income tax benefit (expense)	26,552	3,313	(1,505)	23,239	701.4%	4,818	320.1%

(Loss) income from continuing operations	(92,177)	(5,181)	21,957	(86,996)	1679.1%	(27,138)	-123.6%

Income from discontinued operations, net of taxes	59,448	69,041	7,445	(9,593)	- 13.9%	(61,596)	827.3%

Net (loss) income	(32,729)	63,860	29,402	(96,589)	-151.3%	34,458	117.2%
Less: dividends declared and accretion of redeemable preferred stock	21,537	6,961	—	14,576	* *	6,961	* *

(Loss) income attributable to common shareholders	$(54,266)	$56,899	$29,402	$(111,165)	-195.4%	$27,497	93.5%

OTHER DATA:
Adjusted EBITDA	$393,737	$123,693	$91,745	$270,044	218.3%	$31,948	34.8%

**	Calculation is not meaningful.

Our management’s discussion and analysis of results of operations for the three years ended December 31, 2012, has been presented on a historical basis.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Net Revenues. Net revenues for the year ended December 31, 2012 increased $556.6 million, or 107.0%, to $1,076.6 million compared to $520.0 million for the year ended December 31, 2011. This increase is primarily attributable to the impact of a full year of net revenues attributable to CMP and Citadel, as well as a $26.4 million increase in political advertising due to the presidential and local government elections.

Direct Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Direct operating expenses for the year ended December 31, 2012 increased $345.2 million, or 109.2%, to $661.5 million compared to $316.3 million for the year ended December 31, 2011. This increase reflects the impact of a full year of direct operating expenses attributable to CMP and Citadel.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2012 increased $91.0 million, or 177.9%, to $142.1 million compared to $51.1 million for the year ended December 31, 2011. This increase reflects the impact of a full year of additional depreciation and amortization expense from assets acquired in the CMP Acquisition and the Citadel Merger. This was partially offset by a $1.3 million decrease in depreciation expense on assets within our legacy markets due to an increasingly fully depreciated asset base and a decrease of $29.0 million in depreciable assets related to the Townsquare Asset Exchange.

LMA Fees. LMA fees for the year ended December 31, 2012 increased $1.0 million, or 40.8%, to $3.6 million compared to $2.5 million for the year ended December 31, 2011. The increase relates to a full year of fees associated with the operation of stations in a divestiture trust associated with the Citadel Merger and additional LMA contracts entered into during the year.

Corporate General and Administrative Expenses, Including, Stock-based Compensation Expense. Corporate, general and administrative expenses, including stock-based compensation expense, for year ended December 31, 2012, decreased $33.4 million to $57.4 million, or 36.7% compared to $90.8 million for the year ended December 31, 2011. This decrease is primarily comprised of a $2.2 million reduction of certain contractual obligations assumed in the Citadel Merger and a $46.1 million reduction in acquisition costs since the prior year expenses contained those costs related to the CMP Acquisition and Citadel Merger. This was partially offset primarily by an increase of $8.0 million in stock compensation costs for equity awards granted in late 2011 and early 2012 and a $2.9 million increase in professional, legal, insurance and various other corporate facility related fees.

Gain on Exchange of Assets or Stations. During 2011, we completed an asset exchange with Clear Channel Communications, Inc, (“Clear Channel”) to swap our Canton, Ohio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.3 million. There were no similar transactions during the 2012 period.

Realized (Gain) Loss on Derivative Instrument. During the years ended December 31, 2012 and 2011, we recorded a gain of $0.0 million and a charge of $3.4 million, respectively, related to our recording of the fair value of the Green Bay Option.

Impairment of Intangible Assets and Goodwill. For the year ended December 31, 2012, we recorded impairment charges of $100.0 million and $14.7 million related to goodwill and indefinite lived intangible assets (FCC Licenses), respectively, and a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. In the fourth quarter, as the Company headed into its annual impairment test of goodwill and FCC Licenses, format and structural changes made in the first half of 2012 at certain markets acquired during the second half of 2011 did not achieve the expected results for fiscal year 2012. As a result, certain markets failed step 1 of our annual impairment test of goodwill. There were no similar impairments during 2011. The impairment loss is related to the broadcasting license and goodwill recorded in conjunction with our annual impairment testing conducted during the fourth quarter (see Note 6, “Intangible Assets and Goodwill” in the notes to the consolidated financial statements elsewhere in this Report).

Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2012 increased $111.6 million to $198.6 million compared to $87.0 million for the year ended December 31, 2011. Interest expense associated with outstanding debt increased by $104.0 million to $187.8 million as compared to $83.8 million in the prior year period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of our refinancing efforts undertaken in connection with the Citadel Merger in 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended December 31
	2012	2011	$ Change	% Change
7.75% Senior Notes	$47,275	$29,941	$17,334	57.9%
Bank borrowings – term loans and revolving credit facilities	140,525	53,845	86,680	161.0%
Bank borrowings yield adjustment - interest rate swap	—	3,708	(3,708)	* *
Other, including debt cost amortization	11,443	3,476	7,967	229.2%
Change in fair value of interest rate cap and Green Bay option	331	(3,582)	3,913	-109.2%
Interest income	(946)	(399)	(547)	137.1%

Interest expense, net	$198,628	$86,989	$111,639	128.3%

**	Not meaningful

Loss on Early Extinguishment of Debt. For the years ended December 31, 2012 and 2011, we recorded $2.4 million and $4.4 million in losses on early extinguishment of debt as a result of our debt refinancings in December 2012 and May 2011, respectively.

Gain on Equity Investment in CMP. For the year ended December 31, 2011, we recorded an $11.6 million gain on our equity investment in CMP due to the CMP Acquisition. There was not a similar gain during the year ended December 31, 2012 (see Note 2, “Acquisitions and Dispositions”).

Income Tax Benefit (Expense). We recorded an income tax benefit on continuing operations of $26.6 million in 2012 as compared to a $3.3 million benefit during the prior year. The income tax benefit for 2012 is equal to the amount of tax expense on discontinued operations that is offset by the loss from continuing operations. The income tax benefit for 2011 is primarily due to a release of the valuation allowance as a result of the CMP Acquisition and Citadel Merger while the 2010 tax expense is primarily due to tax amortization of intangibles.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2012 increased $270.0 million, or 218.3%, to $393.7 million compared to $123.7 million for the year ended December 31, 2011.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2012	2011	% Change
Net (loss) income	$(32,729)	$63,860	-151.3%
Income tax benefit	(26,552)	(3,313)	701.4%
Non-operating expenses, including net interest expense	201,102	86,950	131.3%
LMA fees	3,556	2,525	40.8%
Depreciation and amortization	142,143	51,148	*	*
Stock-based compensation expense	18,779	10,744	74.8%
Gain on exchange of assets or stations	—	(15,278)	*	*
Realized (gain) loss on derivative instrument	(12)	3,368	*	*
Acquisition-related costs	16,989	—	*	*
Franchise taxes	336	—	*	*
Impairment of intangible assets and goodwill	127,141	—	*	*
Loss on early extinguishment of debt	2,432	4,366	-44.3%
Gain on equity investment in CMP	—	(11,636)	*	*
Discontinued operations:
Income from discontinued operations, net of tax	(59,448)	(69,041)	*	*

Adjusted EBITDA	$393,737	$123,693	218.3%

**	Calculation is not meaningful

Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $3,056.3 million and $3,350.4 million as of December 31, 2012 and 2011, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, decreased from the prior year primarily due to a $114.7 million impairment charge in the year ended December 31, 2012 in conjunction with our annual impairment evaluation in the fourth quarter of 2012 and a $12.4 million impairment on a definite – lived intangible asset in 2012 related to the cancellation of a contract.

We will continue to monitor whether any impairment triggers are present and we may be required to record material impairment charges in future periods. Our impairment testing requires us to make certain assumptions in determining fair value, including assumptions about the cash flow growth of our businesses. Additionally, fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairments tests are performed. The following factors could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Net Revenues. Excluding the impact of net revenues as a result of the CMP Acquisition and the Citadel Merger, net revenues for the year ended December 31, 2011 decreased $0.3 million, or 0.1%, to $236.3 million compared to $236.6 million for the year ended December 31, 2010. This decrease was primarily attributable to reduced political advertising following the 2010 mid-term elections and a decrease in management fee income (which had been earned by us for services provided to CMP prior to the date of the CMP Acquisition), partially offset by an increase in core advertising categories, particularly automotive and retail categories.

Direct Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Excluding the impact of direct operating expenses as a result of the CMP Acquisition and the Citadel Merger, direct operating expenses for the year ended December 31, 2011 decreased $6.2 million, or 4.3%, to $137.5 million compared to $143.7 million for the year ended December 31, 2010, primarily due to a reduction in fixed sales expenses and other operating costs.

Depreciation and Amortization. Excluding the impact of depreciation and amortization as a result of the CMP Acquisition and the Citadel Merger, depreciation and amortization for the year ended December 31, 2011 decreased $1.7 million, or 20.7%, to $6.5 million compared to $8.2 million for the year ended December 31, 2010, resulting from a decrease in our asset base due to assets becoming fully depreciated.

LMA Fees. Excluding the impact of LMA fees as a result of the CMP Acquisition and the Citadel Merger, LMA fees for the year ended December 31, 2011 increased $0.2 million, or 9.5%, to $2.3 million compared to $2.1 million for the year ended December 31, 2010.

Corporate General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate, general and administrative expenses, including stock-based compensation expense for year ended December 31, 2011, increased $72.3 million to $90.8 million, compared to $18.5 million for the year ended December 31, 2010. This increase is primarily comprised of $54.0 million in one-time costs associated with the CMP Acquisition and the Citadel Merger, additional personnel costs of $6.1 million as a result of the acquisitions, an increase of $8.3 million in stock-based compensation expenses and increases in other corporate expense items.

Gain on Exchange of Assets or Stations. During 2011, we completed an exchange transaction with Clear Channel to swap our Canton, Ohio station for eight of Clear Channel’s radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $15.3 million. We did not complete any similar transactions in 2010.

Realized Loss on Derivative Instruments. During the years ended December 31, 2011 and 2010, we recorded charges of $3.4 million and $2.0 million, respectively, related to our recording of the fair value of the Green Bay Option.

Impairment of Intangible Assets and Goodwill. We recorded approximately $0.7 million of charges related to the impairment of intangible assets and goodwill for the year ended December 31, 2010. The impairment loss is related to the broadcasting licenses and goodwill recorded in conjunction with our annual impairment testing conducted during the fourth quarter (see Note 6, “Intangible Assets and Goodwill” in the notes to the consolidated financial statements elsewhere in this Form 10-K). There were no similar asset impairment charges during the year ended December 31, 2011.

Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2011 increased $56.7 million to $87.0 million compared to $30.3 million for the year ended December 31, 2010. Interest expense associated with outstanding debt increased by $57.8 million to $83.8 million as compared to $26.0 million in the prior year period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of the Company’s refinancing efforts in the third quarter of 2011. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended December 31,
	2011	2010	$ Change
7.75% senior notes	$29,941	$—	$29,941
Bank borrowings — term loans and revolving credit facilities	53,845	25,993	27,852
Bank borrowings yield adjustment — interest rate swap and cap	3,708	14,796	(11,088)
Change in fair value of interest rate swap	(3,582)	(11,957)	8,375
Other interest expense	3,476	1,483	1,993
Interest income	(399)	(8)	(391)

Interest expense, net	$86,989	$30,307	$56,682

Loss on Early Extinguishment of Debt. For the year ended December 31, 2011, we recorded $4.4 million in loss on early extinguishment of debt as a result of our debt refinancing in May 2011. There was not a similar extinguishment of debt during 2010.

Terminated Transaction (Expense) Income. For the year ended December 31, 2010, we incurred $7.8 million in costs, which were paid in 2011 and were associated with the settlement of litigation related to our since-terminated attempt to purchase radio station WTKE-FM in Holt, Florida (see Note 17, “Commitments and Contingencies” in the notes to the financial statements that accompany this report). We had no similar expense for the year ended December 31, 2011.

Gain on Equity Investment in CMP. For the year ended December 31, 2011, we recorded an $11.6 million gain on our equity investment in CMP due to the CMP Acquisition. There was not a similar gain during the year ended December 31, 2010.

Income Tax Benefit (Expense). We recorded an income tax benefit on continuing operations of $3.3 million in 2011 as compared to a $1.5 million expense during the prior year. The income tax benefit for 2011 is primarily due to a release of the valuation allowance as a result of the CMP Acquisition and Citadel Merger while the 2010 tax expense is primarily due to tax amortization of intangibles.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2011 increased $36.2 million, or 41.4%, to $123.7 million compared to $87.5 million for the year ended December 31, 2010.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2011	2010	% Change
Net (loss) income	$63,860	$29,402	117.2%
Income tax (benefit) expense	(3,313)	1,505	-198.0%
Non-operating expenses, including net interest expense	86,950	30,199	187.9%
Terminated transaction expense	—	7,847	-100.0%
LMA fees	2,525	2,054	22.9%
Depreciation and amortization	51,148	8,214	522.7%
Stock-based compensation expense	10,744	2,451	338.4%
Gain on exchange of assets or stations	(15,278)	—	**
Realized (gain) loss on derivative instrument	3,368	1,957	72.1%
Impairment of intangible assets and goodwill	—	671	-100.0%
Loss on early extinguishment of debt	4,366	—	**
Gain on equity investment in CMP	(11,636)	—	**
Discontinued Operations:			**
Income from discontinued operations, net of tax	(69,041)	7,445	**

Adjusted EBITDA	$123,693	$91,745	41.4%

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

Liquidity and Capital Resources

Liquidity Considerations

The following table summarizes our principal historical funding needs for the years ended December 31, 2012, 2011 and 2010 (dollars in thousands):

	2012	2011	2010
Repayments of bank borrowings	$174,313	$1,264,676	$43,136
Interest payments	192,083	69,558	41,416
Capital expenditures	6,607	6,690	2,475
Acquisition and purchase of intangible assets	9,998	2,024,172	—

Cash Flows from Operating Activities

	2012	2011	2010
(Dollars in thousands)
Net cash provided by operating activities	$179,490	$71,751	$42,553

For the years ended December 31, 2012 and 2011, net cash provided by operating activities increased by $107.7 million and $29.2 million, respectively, over the prior year. The increase in 2012 was primarily due to an increase in net revenues of $556.6 million, partially offset by an aggregate decrease in cash provided by operating assets and liabilities of $31.0 million and increases in operating expenses and cash paid for interest of $303.9 million and $122.5 million, respectively.

Cash Flows from Investing Activities

	2012	2011	2010
(Dollars in thousands)
Net cash provided by (used in) investing activities	$98,143	$(2,031,256)	$(2,240)

For the year ended December 31, 2012, net cash provided by investing activities increased $2.1 billion as compared to the year ended December 31, 2011, primarily due to consideration paid in 2011 to complete the Citadel Merger. For the year ended December 31, 2011, net cash used in investing activities increased $2.0 billion as compared to the year ended December 31, 2010, primarily due to consideration paid to complete the Citadel Merger.

Cash Flows from Financing Activities

	2012	2011	2010
(Dollars in thousands)
Net cash (used in) provided by financing activities	$(220,175)	$1,977,283	$(43,723)

For the year ended December 31, 2012, net cash used in financing activities decreased $2.2 billion as compared to the year ended December 31, 2011, primarily due the Company’s receipt in 2011 of proceeds from the refinancing and the sale of equity securities in connection with the completion of the Citadel Merger. For the year ended December 31, 2011, net cash provided by financing activities increased $2.0 billion as compared to the year ended December 31, 2010, primarily due to proceeds from those refinancing activities including the related sale of equity securities.

2012 Acquisitions

For a detailed discussion of our material 2012 acquisitions, see Note 2, “Acquisitions and Dispositions” in the consolidated financial statements included elsewhere in this Form 10-K.

2011 Acquisitions

For a detailed discussion of our material 2011 acquisitions, see Note 2, “Acquisitions and Dispositions” in the consolidated financial statements included elsewhere in this Form 10-K. We did not complete any material dispositions during the year ended December 31, 2011.

2012 and 2011 Refinancing Transactions

For a detailed discussion of our 2012 and 2011 Refinancing Transactions , see Note 9, “Long-Term Debt” in the consolidated financial statements included elsewhere in this Form 10-K.

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

In the opinion of our management, credit risk with respect to accounts receivable is limited due to the large number of customers and the geographic diversification of our customer base. We perform ongoing credit evaluations of our customers and believe that adequate allowances for any uncollectible accounts receivable are maintained.

Intangible Assets

We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of certain intangible assets and our goodwill annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair value. For the year ended December 31, 2012, we recorded aggregate impairment charges of $127.1 million, to reduce the carrying value of certain broadcast licenses, goodwill and definite-lived intangible assets to their respective fair values. As of December 31, 2012, we had $3.1 billion in intangible assets and goodwill, which represented approximately 81.7% of our total assets.

We perform our annual impairment tests for indefinite-lived intangible assets and goodwill during the fourth quarter. The impairment tests require us to make certain assumptions in determining fair value, including assumptions about the cash flow growth rates of our businesses. Additionally, the fair values are significantly impacted by macroeconomic factors, including market multiples at the time the impairment tests are performed. More specifically, the following could adversely impact the current carrying value of our broadcast licenses and goodwill: (a) sustained decline in the price of our common stock, (b) the potential for a decline in our forecasted operating profit margins or expected cash flow growth rates, (c) a decline in our industry forecasted operating profit margins, (d) the potential for a continued decline in advertising market revenues within the markets we operate stations, or (e) the sustained decline in the selling prices of radio stations. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology. As part of our overall planning associated with the testing of goodwill, we have determined that our geographic markets are the appropriate unit of accounting.

The assumptions used in estimating the fair values of the reporting units are based on currently available data and management’s best estimates and, accordingly, a change in market conditions or other factors could have a material effect on the estimated values. The use of different estimates could also result in materially different results.

We generally conducted our impairment tests as follows:

Step 1 Goodwill Test

In performing our annual impairment testing of goodwill, the fair value of each market was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. We used an approximate five-year projection period to derive operating cash flow projections from a market participant view. We made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. We then projected future operating expenses in order to derive operating profits, which we combined with expected working capital additions and capital expenditures to determine operating cash flows.

For our annual impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each market to the carrying value of its net assets as of December 31, 2012. This test was used to determine if any of our markets had an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the market).

The discount rate employed in the fair value calculations of our markets was 9.5% for our Step 1 test. We believe this discount rate was appropriate and reasonable for estimating the fair value of the markets.

For periods after 2012, we projected annual revenue growth based on industry data and historical performance. We derived projected expense growth based primarily on the stations’ historical financial performance and expected growth. Our projections were based on then-current market and economic conditions and our historical knowledge of the markets.

To validate our conclusions and determine the reasonableness of our assumptions, we conducted an overall check of our fair value calculations by comparing the implied fair value of our markets, in the aggregate, to our market capitalization as of December 31, 2012. As compared with the market capitalization value of $3.4 billion as of December 31, 2012, the aggregate fair value of all markets of approximately $4.0 billion was approximately $616.4 million, or 18.4%, higher than the market capitalization.

Key data points included in the market capitalization calculations were as follows:

•	shares outstanding, including certain warrants, of 215.3 million as of December 31, 2012;

•	closing price of our Class A common stock on December 31, 2012 of $2.67 per share; and

•	total debt, including preferred equity, of $2.8 billion, on December 31, 2012.

Utilizing the above analysis and data points, we concluded the fair values of our markets, as calculated, are appropriate and reasonable.

The table below presents the percentage within a range by which the fair value exceeded the carrying value of 77 different reporting units under the Step 1 test as of December 31, 2012. Management’s opinion is that the summary form of this table is more meaningful to the reader than presenting each reporting unit separately in assessing the recoverability of the reporting unit, including goodwill.

	Units Of Accounting As Of December 31, 2012 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% to 5%	Greater than 5% to 10%	Greater than 10% to 15%	Greater than 15%
Number of reporting units	2	6	5	64
Carrying value (in thousands)	$521,103	$258,925	$153,336	$1,474,227

The Company’s analysis determined that, based on its Step 1 goodwill test, the fair value of 4 of its markets containing goodwill balances were below their carrying value. For the remaining markets, since no impairment indicator existed in Step 1, the Company determined goodwill was appropriately stated as of December 31, 2012.

Step 2 Goodwill Test

As required by the Step 2 test, the Company prepared an allocation of the fair value of the markets identified in the Step 1 test as containing indications of impairment as if each market was acquired in a business combination. The presumed “purchase price” utilized in the calculation was the fair value of the market determined in the Step 1 test. The results of the Step 2 test and the calculated impairment charge for each of those markets follows (dollars in thousands):

	Reporting Unit Fair Value	Implied Goodwill Value	December 31, 2012
Market ID			Carrying Value	Impairment
Market 27	$49,900	$22,488	$33,452	$10,964
Market 60	66,900	34,576	54,650	$20,074
Market 70	52,900	20,723	43,477	$22,754
Market 80	126,000	54,210	100,418	$46,208

				$100,000

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

As a result of the annual impairment test, we determined that the carrying value of 15 reporting units ( FCC licenses ) exceeded their fair values. Accordingly, we recorded impairment charges of $14.7 million to reduce the carrying value of these assets in the year ended December 31, 2012.

For the annual impairment test of our FCC licenses, including both AM and FM licenses, we utilized the income approach, specifically the Greenfield Method, with the exception of two stations which were not operating as of the valuation date. A minimum value of fifty thousand was estimated for the FCC licenses of these two non-operating stations. In completing the appraisals, we conducted a thorough review of all aspects of the assets being valued.

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

After market revenue and market shares have been estimated, operating expenses, including depreciation based on assumed investments in fixed assets and future capital expenditures, of a start-up station or operation are similarly estimated based on industry-average cost data. Appropriate estimated income taxes are then subtracted, estimated depreciation added back, estimated capital expenditures subtracted, and estimated working capital adjustments are made to calculate estimated free cash flow during the build-up period until a steady state or mature “normalized” operation is achieved.

We discounted the net free cash flows using an after-tax weighted average cost of capital of 9.5%, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, we estimated a perpetuity value, and then discounted the amounts to present values.

In order to estimate what listening audience share would be expected for each station by market, we analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. We may make adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2017;

•	the estimation of initial and on-going capital expenditures (based on market size);

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

The table below presents the percentage within a range by which the fair value exceeded the carrying value of FCC licenses for 89 geographical markets under the Step 1 test as of December 31, 2012. Management’s opinion is that the summary form of this table is more meaningful to the reader in assessing the recoverability of the FCC licenses.

	Units Of Accounting As Of December 31, 2012 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% to 5%	Greater than 5% to 10%	Greater than 10% to 15%	Greater than 15%
Number of reporting units	11	8	5	65
Carrying value (in thousands)	$242,546	$260,510	$192,742	$522,476

Sensitivity Analysis of Key FCC Licenses and Goodwill Assumptions

If we were to assume a 100 basis point change in certain of our key assumptions (a reduction in the long-term revenue growth rate, a reduction in the operating performance cash flow margin and an increase in the weighted average cost of capital) used to determine the fair value of our FCC licenses and goodwill at our annual impairment testing date, the following would be the incremental impact:

	Results Of Long-Term Revenue Growth Rate Decrease	Results Of EBITDA Margin Decrease	Results Of Weighted Average Cost Of Capital Increase
	(amounts in thousands)
FCC Licenses
Incremental license impairment	$84,398	$21,749	$134,172

Goodwill
Incremental goodwill impairment	54,760	33,929	58,660

Total incremental impairment from sensitivity analysis	$139,158	$55,678	$192,832

Valuation Allowance on Deferred Taxes

In connection with the elimination of amortization of broadcast licenses upon the adoption of ASC Topic 350, the reversal of our deferred tax liabilities relating to those intangible assets is no longer assured within our net operating loss carry-forward period. We have a valuation allowance of approximately $171.1 million as of December 31, 2012 based on our assessment of whether it is more likely than not these deferred tax assets related to our net operating loss carry-forwards (and certain other deferred tax assets) will be realized. Should we determine that we would be able to realize all or part of these net deferred tax assets in the future, reduction of the valuation allowance would be recorded in income in the period such determination is made.

Stock-based Compensation Expense

Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2012, 2011 and 2010 was $18.8 million, $10.7 million, and $2.5 million respectively. Upon adopting ASC 718 for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, the Company utilized the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluated the probability of vesting of the awards at each reporting period and adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions were used, the results could differ, possibly materially.

Trade Transactions

We provide advertising time in exchange for certain products, supplies and services. We include the value of such exchanges in both station revenues and station operating expenses. Trade valuation is based upon our management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2012, 2011 and 2010, amounts reflected under trade transactions were: (1) trade revenues of $27.7 million, $21.2 million and $16.7 million, respectively; and (2) trade expenses of $26.1 million, $20.8 million and $16.5 million, respectively.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2012 (dollars in thousands):

Payments Due By Period

Contractual Cash Obligations	Total	Less Than 1 Year	2 to 3 Years	4 to 5 years	After 5 Years
Long-term debt (1)	$3,455,748	$264,268	$214,300	$214,300	$2,762,880
Operating leases	147,910	27,887	48,645	24,149	47,229
Other contractual obligations (2)	255,368	45,958	101,505	107,710	195

Total contractual cash obligations	$3,859,026	$338,113	$364,450	$346,159	$2,810,304

(1)	Based on amounts outstanding, interest rates and required repayments as of December 31, 2012. Also assumes that outstanding indebtedness will not be refinanced prior to scheduled maturity.
(2)	Consists of contractual obligations for goods or services that are enforceable and legally binding obligations that include all significant terms.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

Adoption of New Accounting Standards

ASU 2011-04. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amends ASC Topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. This standard gives clarification for the highest and best use valuation concepts. This ASU also provides guidance on fair value measurements relating to instruments classified in stockholders’ equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

ASU 2011-08. In September 2011, the FASB issued ASU 2011-8, which amends ASC Topic 350, Intangibles-Goodwill and Other. The amendments in this ASU give companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50.0%) that the fair value of a reporting unit is less than its carrying amount. If a company concludes that this is the case, it must perform the two-step goodwill impairment test. Otherwise, a company is not required to perform this two-step test. Under the amendments in this ASU, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s unaudited consolidated financial statements.

ASU 2013-01. In January 2013, the FASB issued ASU 2011-11. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2012, 77.6% of our long-term debt, or $2.1 billion, bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are affected by changes in interest rates. Assuming the level of borrowings outstanding at December 31, 2012 at variable interest rates and assuming a one percentage point change in the 2012 average interest rate payable on these borrowings, it is estimated that our 2012 interest expense would have increased (decreased) and net income would have decreased (increased) by $27.2 million. As part of our efforts to mitigate interest rate risk, in December 2011, we entered into an interest rate cap agreement with JPMorgan that effectively fixed the interest rate, based on LIBOR, on $71.3 million of our variable rate borrowings. This agreement caps the LIBOR-based variable interest rate component of our long-term debt at a maximum of 3.0% on an equivalent amount of our term loans. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. After giving effect to the impact of this agreement, we had $2.1 billion of borrowings outstanding at December 31, 2012 that were not subject to the interest rate cap. Assuming a one percentage point change in the 2011 average interest rate payable on these borrowings, it is estimated that our 2012 interest expense would have increased (decreased) and net income would have decreased (increased) by $0.7 million.

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

Item 8. Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Treasurer and Chief Financial Officer (“CFO”) (the principal executive and principal financial officers, respectively), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of December 31, 2012. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Lewis W. Dickey, Jr.	/s/ Joseph P. Hannan

Chairman, President and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer

(c) Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information, to be set forth under the captions “Members of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end (the “2013 Proxy Statement”). The required information regarding our executive officers is contained in Part I of this Report.

Item  11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth under the caption “Executive Compensation” in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement.

Securities Authorized For Issuance Under Equity Incentive Plans

The following table sets forth, as of December 31, 2012, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights
Equity Compensation Plans Approved by Stockholders	20,594,326	$4.32
Equity Compensation Plans Not Approved by Stockholders	—	$—

Total	20,594,326

Plan Category	To be Issued Upon Vesting of Restricted Shares or Restricted Share Units	Weighted-Average Grant Date Fair Value
Equity Compensation Plans Approved by Stockholders	739,224	$4.09
Equity Compensation Plans Not Approved by Stockholders	—	$—

Total	739,224

As of December 31, 2012, the total number of shares of class A common stock that remain authorized, reserved and available for issuance under the Cumulus Media Inc. 2011 Equity Incentive Plan was approximately 14.1 million, not including shares underlying outstanding grants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth under the caption “Certain Relationships and Related Transactions” in our 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information to be set forth under the caption “Auditor Fees and Services” in our 2013 Proxy Statement.

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

(3) Exhibits

3.1	Third Amended and Restated Certificate of Incorporation of Cumulus Media Inc., effective as of September 16, 2011 (incorporated herein by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

3.2	Certificate of Designation of Series A Preferred Stock of Cumulus Media Inc., effective as of September 16, 2011 (incorporated herein by reference to Exhibit 3.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

3.3	Amended and Restated Bylaws of Cumulus Media Inc., as amended through November 8, 2011 (incorporated herein by reference to Exhibit 3.3 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000-24525, filed on November 14, 2011).

4.1	Form of Class A Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on August 2, 2002).

4.2	Form of Class B Common Stock Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 1 to Cumulus Media Inc.’s Registration Statement on Form S-3/A, File No. 333-176294, filed on September 22, 2011).

4.3	Warrant Agreement, dated as of June 29, 2009, among Cumulus Media Inc., the Consenting Lenders signatory thereto and Lewis W. Dickey, Sr., Lewis W. Dickey, Jr., John W. Dickey, Michael W. Dickey, David W. Dickey, Lewis W. Dickey, Sr. Revocable Trust and DBBC, LLC (incorporated herein by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 30, 2009).

4.4	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on June 30, 2009).

4.5	Registration Rights Agreement, dated May 13, 2011, by and among Cumulus Media Inc., the guarantors party thereto and J.P. Morgan Securities LLC (incorporated herein by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 16, 2011).

4.6	Warrant Agreement, dated as of September 16, 2011, between Cumulus Media Inc., Computershare Inc. and Computershare Trust Company, N.A., as Warrant Agent (incorporated herein by reference to Exhibit 4.2 to Cumulus Media Inc’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.7	Form of Warrant Statement (included as Exhibit A-1 in Exhibit 4.6) (incorporated herein by reference to Exhibit 4.3 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.8	Form of Global Warrant Certificate (included as Exhibit A-2 in Exhibit 4.6) (incorporated herein by reference to Exhibit 4.4 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.9	Warrant, dated as of September 16, 2011, issued to Crestview Radio Investors, LLC (incorporated herein by reference to Exhibit 4.5 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.10	Registration Rights Agreement, effective as of August 1, 2011, by and among Cumulus Media Inc. and the stockholders (as defined therein) that are parties thereto (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on August 4, 2011).

4.11	Registration Rights Agreement, effective as of September 16, 2011, by and among Cumulus Media Inc., Crestview Radio Investors, LLC, UBS Securities LLC and other investors signatory thereto (incorporated herein by reference to Exhibit 10.5 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.12	Stockholders’ Agreement, dated as of September 16, 2011, among Cumulus Media Inc., BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P., Blackstone FC Communications Partners L.P., Lewis W. Dickey, Jr., John W. Dickey, David W. Dickey, Michael W. Dickey, Lewis W. Dickey, Sr. and DBBC, L.L.C., Crestview Radio Investors, LLC, MIHI LLC, UBS Securities LLC and any other person who becomes a party thereto (incorporated herein by reference to Exhibit 10.6 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.13	Indenture, dated as of May 13, 2011, among Cumulus Media Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on May 16, 2011).

4.14	Form of 7.75% Senior Notes due 2019 (included as Exhibits A and B in Exhibit 4.15) (incorporated herein by reference to Exhibit 4.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 16, 2011).

4.15	First Supplemental Indenture, dated as of September 16, 2011, by and among Cumulus Media Holdings Inc., Cumulus Media Inc., the other parties signatory thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.16	Second Supplemental Indenture, dated as of October 16, 2011, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.12 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000- 24525, filed on November 14, 2011).

4.17	Third Supplemental Indenture, effective October 17, 2011, by and among Cumulus Media Inc., Cumulus Media Holdings Inc., the other parties thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to Cumulus Media Inc.‘s Registration Statement on Form S-4/A, File No. 333-178647, filed on March 5, 2012).

10.1 *	Cumulus Media Inc. 2000 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Registration Statement on Form S-8, File No. 333-62538, filed on June 7, 2001).

10.2 *	Cumulus Media Inc. 2002 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.1 to Cumulus Media Inc.’s Registration Statement on Form S-8, File No. 333-104542, filed on April 15, 2003).

10.3 *	Cumulus Media Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A to Cumulus Media’s Proxy Statement on Schedule 14A, File No. 000-24525, filed on April 13, 2007).

10.4 *	Cumulus Media Inc. 2008 Equity Incentive Plan (incorporated herein by reference to Exhibit A to Cumulus Media Inc.’s Proxy Statement on Schedule 14A, File No. 000-24525, filed on October 17, 2008).

10.5 *	Form of Restricted Shares Agreement pursuant to Cumulus Media Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 27, 2008).

10.6 *	Restricted Shares Agreement, dated April 25, 2005, between Cumulus Media Inc. and Lewis W. Dickey, Jr. (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on April 29, 2005).

10.7 *	Form of Restricted Shares Agreement (incorporated herein by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on April 29, 2005).

10.8 *	Form of Restricted Stock Certificate (incorporated herein by reference to Exhibit (d)(7) to Cumulus Media Inc.’s Schedule TO-I, File No. 005-54277, filed on December 1, 2008).

10.9 *	Form of Stock Option Award Certificate (incorporated herein by reference to Exhibit (d)(8) to Cumulus Media Inc.’s Schedule TO-I, File No. 005-54277, filed on December 1, 2008).

10.10 *	Form of 2008 Equity Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on March 4, 2009).

10.11 *	Form of 2008 Equity Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.14 to Cumulus Media Inc.’s Annual Report on Form 10-K, File No. 000-24525, filed on March 16, 2009).

10.12 *	Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.13 *	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.8 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.14 *	Form of Employment Agreement with certain executive officers, dated as of November 29, 2011 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on December 2, 2011).

10.15	First Lien Credit Agreement, dated as of September 16, 2011, among Cumulus Media Inc., Cumulus Media Holdings Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC, MIHI LLC, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents, as amended and restated December 20, 2012 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

10.16	Second Lien Credit Agreement, dated as of September 16, 2011, among Cumulus Media Inc., Cumulus Media Holdings Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, UBS Securities LLC, MIHI LLC, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on December 27, 2012).

10.17	First Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

10.18	Second Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.4 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

10.19*	Form of Non employee Director Restricted Stock Agreement under the Cumulus Media Inc. 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Quarterly Report on Form 10-Q, File No. 000- 24525, filed on May 7, 2012).

21.1 **	Subsidiaries of Cumulus Media Inc.

23.1 **	Consent of PricewaterhouseCoopers LLP.

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 † **	The following materials from Cumulus Media Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March 2013.

CUMULUS MEDIA INC.

By	/s/ Joseph P. Hannan
Joseph P. Hannan Senior Vice President, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr. Lewis W. Dickey, Jr.	Chairman, President, Chief Executive Officer and Director, (Principal Executive Officer)	March 18, 2013

/s/ Joseph P. Hannan Joseph P. Hannan	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 18, 2013

/s/ Linda A. Hill Linda A. Hill	Chief Accounting Officer (Corporate Controller and Principal Accounting Officer)	March 18, 2013

/s/ Ralph B. Everett Ralph B. Everett	Director	March 18, 2013

/s/ Jeffrey Marcus Jeffrey Marcus	Director	March 18, 2013

/s/ Arthur J. Reimers Arthur J. Reimers	Director	March 18, 2013

/s/ Robert H. Sheridan, III Robert H. Sheridan, III	Director	March 18, 2013

/s/ David M. Tolley David M. Tolley	Director	March 18, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Cumulus Media Inc., are included in Item 8:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cumulus Media Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Cumulus Media Inc. and its subsidiaries (“the Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 18, 2013

CUMULUS MEDIA INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Dollars in thousands, except for share data)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$88,050	$30,592
Restricted cash	5,921	3,854
Accounts receivable, less allowance for doubtful accounts of $4,131 and $2,765 in 2012 and 2011, respectively	207,563	236,804
Trade receivable	6,104	5,967
Compensation held in trust	—	24,807
Prepaid expenses and other current assets	45,481	22,315

Total current assets	353,119	324,339
Property and equipment, net	255,903	278,070
Broadcast licenses	1,602,373	1,625,415
Other intangible assets, net	258,761	390,509
Goodwill	1,195,594	1,334,512
Other assets	77,825	87,746

Total assets	$3,743,575	$4,040,591

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,586	$160,186
Trade payable	4,803	4,999
Current portion of long-term debt	76,468	13,250
Other current liabilities	11,386	—

Total current liabilities	195,243	178,435
Long-term debt, excluding 7.75% senior notes	2,014,599	2,227,287
7.75% senior notes	610,000	610,000
Other liabilities	45,313	63,938
Deferred income taxes	559,918	556,771

Total liabilities	3,425,073	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 and 125,000 shares issued and outstanding in 2012 and 2011, respectively	71,869	113,447

Total redeemable preferred stock	71,869	113,447

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 182,682,073 and 160,783,484 shares issued and 158,519,394 and 137,085,813 shares outstanding at 2012 and 2011, respectively	1,827	1,608
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 and 12,439,667 shares issued and outstanding at 2012 and 2011, respectively	154	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at 2012 and 2011	6	6
Treasury stock, at cost, 24,162,676 and 23,697,671 shares at 2012 and 2011, respectively	(252,001)	(251,666)
Additional paid-in-capital	1,514,849	1,526,114
Accumulated deficit	(1,018,202)	(985,473)

Total stockholders’ equity	246,633	290,713

Total liabilities, redeemable preferred stock and stockholders’ equity	$3,743,575	$4,040,591

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except for share and per share data)

	Year Ended December 31,
	2012	2011	2010
Broadcast revenues	$1,073,901	$517,171	$232,494
Management fees	2,681	2,792	4,146

Net revenues	1,076,582	519,963	236,640
Operating expenses:
Direct operating expenses (excluding depreciation,
amortization and LMA fees)	661,511	316,253	143,717
Depreciation and amortization	142,143	51,148	8,214
LMA fees	3,556	2,525	2,054
Corporate general and administrative expenses (including stock-based compensation expense of $18,779, $10,744, and $2,451, respectively)	57,438	90,761	18,519
Gain on exchange of assets or stations	—	(15,278)	—
Realized (gain) loss on derivative instrument	(12)	3,368	1,957
Impairment of intangible assets	127,141	—	671

Total operating expenses	991,777	448,777	175,132

Operating income	84,805	71,186	61,508
Non-operating (expense) income:
Interest expense, net	(198,628)	(86,989)	(30,307)
Loss on early extinguishment of debt	(2,432)	(4,366)	—
Terminated transaction expense	—	—	(7,847)
Other (expense) income, net	(2,474)	39	108
Gain on equity investment in Cumulus Media Partners, LLC	—	11,636	—

Total non-operating expense, net	(203,534)	(79,680)	(38,046)

(Loss) income from continuing operations before income taxes	(118,729)	(8,494)	23,462
Income tax benefit (expense)	26,552	3,313	(1,505)

(Loss) income from continuing operations	(92,177)	(5,181)	21,957
Income from discontinued operations, net of taxes	59,448	69,041	7,445

Net (loss) income	(32,729)	63,860	29,402
Less: dividends declared and accretion of redeemable
preferred stock	21,432	6,961	—

(Loss) income attributable to common shareholders	$(54,161)	$56,899	$29,402

Basic and diluted income (loss) per common share (see Note 15, “Earnings Per Share”):
Basic: Income (loss) from continuing operations per share	$(0.70)	$(0.17)	$0.52

Income from discontinued operations per share	$0.37	$0.97	$0.18

Income per share	$(0.33)	$0.80	$0.70

Diluted: Income (loss) from continuing operations per share	$(0.70)	$(0.17)	$0.51

Income from discontinued operations per share	$0.37	$0.97	$0.17

Income per share	$(0.33)	$0.80	$0.68

Weighted average basic common shares outstanding	162,603,882	70,890,393	40,341,011

Weighted average diluted common shares outstanding	162,603,882	70,890,393	41,189,161

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value
Balance at January 1, 2010	59,572,592	$596	5,809,191	$58	644,871	$6	—	$—	24,379,208	$(261,382)	$966,945	$(1,078,735)	$(372,512)

Net income												29,402	29,402
Issuance of common stock	27,265	—	—	—	—	—	—	—	—	—	—	—	—
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	(458,000)	4,898	(4,898)	—	—
Transfer of restricted shares to equity	—	—	—	—	—	—	—	—	39,094	165	378	—	543
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	88,598	(343)	—	—	(343)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,601	—	1,601
Restricted share forfeitures	—	—	—	—	—	—	—	—	12,427	(130)	130	—	—

Balance at December 31, 2010	59,599,857	$596	5,809,191	$58	644,871	$6	—	$—	24,061,327	$(256,792)	$964,156	$(1,049,333)	$(341,309)

Net income												63,860	63,860
Issuance of common stock — CMP Acquisition	3,315,238	33	—	—	—	—	6,630,476	66	—	—	34,810	—	34,909
Issuance of common stock — CMP Acquisition	—	—	—	—	—	—	—	—	—	—	29,021	—	29,021
Issuance of common stock — Citadel Acquisition	79,276,721	792	—	—	—	—	—	—	—	—	271,050	—	271,842
Issuance of warrants — Citadel Acquisition	—	—	—	—	—	—	—	—	—	—	250,309	—	250,309
Conversion of common stock upon effectiveness
of amended and restated certificate of incorporation	—	—	6,630,476	66	—	—	(6,630,476)	(66)	—	—	—	—	—
Conversion of restricted shares upon closing of Citadel Acquisition	875,781	9	—	—	—	—	—	—	—	—	2,137	—	2,146
Equity held in reserve	—	—	—	—	—	—	—	—	—	—	5,972	—	5,972
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	(537,449)	6,320	(5,488)	—	832
Costs associated with the issuance of equity	—	—	—	—	—	—	—	—	—	—	(26,735)	—	(26,735)
Issuance of common stock upon exercise of warrants	17,715,887	178	—	—	—	—	—	—	58,170	(198)	198	—	178
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	—	—	(4,142)	—	(4,142)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	(2,701)	—	(2,701)
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	68,452	(870)	—	—	(870)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,466	—	7,466
Restricted share forfeitures	—	—	—	—	—	—	—	—	47,171	(126)	126	—	—
Other	—	—	—	—	—	—	—	—	—	—	(65)	—	(65)

Balance at December 31, 2011	160,783,484	$1,608	12,439,667	$124	644,871	$6	—	$—	23,697,671	$(251,666)	$1,526,114	$(985,473)	$290,713

Net loss												(32,729)	(32,729)
Issuance of common stock upon exercise of warrants	21,898,589	219	2,985,277	30	—	—	—	—	40,890	(77)	18	—	190
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	—	—	(13,780)	—	(13,780)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	(7,654)	—	(7,654)
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	582,599	(1,952)	—	—	(1,952)
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	(161,724)	1,705	(1,705)	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	11,894	—	11,894
Restricted share forfeitures	—	—	—	—	—	—	—	—	3,242	(11)	13	—	2
Other	—	—	—	—	—	—	—	—	—	—	(51)	—	(51)

Balance at December 31, 2012	182,682,073	$1,827	15,424,944	$154	644,871	$6	—	$—	24,162,678	$(252,001)	$1,514,849	$(1,018,202)	$246,633

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(32,729)	$63,860	$29,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	143,303	52,443	9,098
Amortization of debt issuance costs/discounts	10,130	4,800	1,248
Provision for doubtful accounts	3,694	2,736	1,271
Loss (gain) on sale of assets or stations	2,277	43	(116)
Gain on exchange of assets or stations	(62,967)	(15,278)	—
Impairment of intangible assets	127,141	—	671
Fair value adjustment of derivative instruments	320	(214)	(9,999)
Deferred income taxes	(18,227)	(61,993)	3,429
Non-cash stock-based compensation expense	11,893	5,855	2,451
Loss on early extinguishment of debt	2,432	4,366	—
Other	—	(1,318)	—
Gain on equity investment in Cumulus Media Partners, LLC	—	(11,636)	—
Changes in assets and liabilities:
Accounts receivable	28,904	(6,461)	(2,034)
Trade receivable	(653)	826	1,882
Prepaid expenses and other current assets	(6,993)	7,734	306
Other assets	7,569	(2,803)	2,087
Accounts payable and accrued expenses	(16,994)	30,667	5,879
Trade payable	(196)	(501)	(1,964)
Other liabilities	(19,414)	(1,375)	(1,058)

Net cash provided by operating activities	179,490	71,751	42,553
Cash flows from investing activities:
Restricted cash	(2,067)	(394)	185
Purchase of intangible assets	—	—	(246)
Proceeds from sale of assets or stations	1,897	—	296
Capital expenditures	(6,607)	(6,690)	(2,475)
Proceeds from exchange of assets or stations	114,918	—	—
Acquisition less cash acquired	(9,998)	(2,024,172)	—

Net cash provided by (used in) investing activities	98,143	(2,031,256)	(2,240)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(174,313)	(1,264,676)	(43,136)
Tax withholding payments on behalf of employees	(1,952)	(935)	(343)
Preferred stock dividends	(15,017)	(521)	—
Proceeds from exercise of warrants	142	171	—
Redemption of preferred stock	(49,233)	(41,565)	—
Financing costs paid in connection with sale of equity securities	—	(30,978)	—
Proceeds from borrowings under term loans and revolving credit facilities	21,000	2,315,145	—
Proceeds from issuance of 7.75% senior notes	—	610,000	—
Proceeds from sale of equity securities	—	475,000	—
Debt discount	—	(25,460)	(244)
Deferred financing costs	(802)	(58,898)	—

Net cash (used in) provided by financing activities	(220,175)	1,977,283	(43,723)
Increase (decrease) in cash and cash equivalents	57,458	17,778	(3,410)
Cash and cash equivalents at beginning of period	30,592	12,814	16,224

Cash and cash equivalents at end of period	88,050	$30,592	$12,814

Supplemental disclosures of cash flow information:
Interest paid	$192,083	$69,558	$41,416
Income taxes paid	6,658	6,148	324
Supplemental disclosures of non-cash flow information:
Compensation held in trust	24,807	—	—
Trade revenue	27,732	21,184	16,748
Trade expense	26,112	20,810	16,546
Preferred stock dividends	2,652	3,125	—

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain assets were sold during the year ended December 31, 2012 (see Note 2, “Acquisitions and Dispositions”). The results of operations associated with these assets were separately reported, net of the related tax impact, for all periods presented in the consolidated statement of operations because the operations and cash flows generated by these assets have been eliminated from the Company’s consolidated results of operations as a result of the sale and the Company no longer has continuing involvement in the operations of the stations after their disposal (see Note 3, “Discontinued Operations”).

Reportable Segment

The Company operates under one reportable business segment, radio broadcasting, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measurement of performance.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation, contingencies, and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates, including under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable, Allowance for Doubtful Accounts and Concentration of Credit Risk

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on several factors including the length of time receivables are past due, trends and current economic factors. All balances are reviewed and evaluated quarterly on a consolidated basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s (“FCC”) historical record of renewing broadcast licenses, the very low cost to the Company of renewing such licenses, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company evaluates the recoverability of its indefinite-lived assets, which include broadcasting licenses and goodwill, using judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.

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

Revenue Recognition

Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15.0%, which is the industry standard.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2012, 2011, 2010, the costs incurred were $1.1 million, $0.3 million and $0.1 million, respectively.

Local Marketing Agreements

In certain circumstances, the Company may enter into a local marketing agreement (“LMA”) or time brokerage agreement with a FCC licensee of a radio station. In a typical LMA, the licensee of the station makes available, for a fee, airtime on its station to a party, which supplies programming to be broadcast on that airtime, and collects revenues from advertising aired during such programming. Revenues earned and fees incurred pursuant to LMAs or time brokerage agreements are recognized at their gross amounts in the accompanying consolidated statements of operations.

As of December 31, 2012, the Company operated 14 radio stations under LMAs. As of December 31, 2011 and 2010, the Company operated 12 radio stations under LMAs. The stations operated under LMAs contributed $7.0 million, $4.1 million, and $10.6 million, in years 2012, 2011, and 2010, respectively, to the consolidated net revenues of the Company.

Stock-based Compensation Expense

Stock-based compensation expense recognized under Accounting Standards Codification Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2012, 2011 and 2010 was $18.8 million, $10.7 million, and $2.5 million respectively. Upon adopting ASC 718 for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, the Company utilized the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluated the probability of vesting of the awards at each reporting period and adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions are used, the results could differ.

Trade Transactions

The Company provides commercial airtime in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2012, 2011 and 2010, amounts reflected under trade transactions were: (1) trade revenues of $27.7 million, $21.2 million and $16.7 million, respectively; and (2) trade expenses of $26.1 million, $20.8 million and $16.5 million, respectively.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the income statement of the period that the adjustment is determined to be required. See Note 12, “Income Taxes” for further discussion.

Earnings per Share

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. The Company allocates undistributed net income (loss) from continuing operations after any allocations for preferred stock dividends between each class of common stock on an equal basis in accordance with the terms of the Company’s third amended and restated certificate of incorporation (the “Third Amended and Restated Charter”).

Non-vested restricted shares of Class A common stock and Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other outstanding warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock.

Fair Values of Financial Instruments

The carrying values of cash equivalents, accounts receivables, accounts payable, and accrued expenses approximate fair value due to the short term to maturity of these instruments (See Note 10, Fair Value Measurements).

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

The Company’s accounting for and calculation of commission expense to be realized over the life of the Katz contract requires management to make estimates and judgments that affect reported amounts of commission expense in each period. Actual results in any period may differ from management’s estimates. Over the term of the contract with Katz, management updates its assessment of the effective commission expense attributable to national sales in an effort to record a consistent commission rate in each period.

Variable Interest Entities

The Company accounts for entities qualifying as variable interest entities (“VIEs”) in accordance with ASC Topic 810, Consolidation (“ASC 810”). VIEs are required to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. A VIE is an entity for which the primary beneficiary’s interest in the entity can change with changes in factors other than the amount of investment in the entity. From time to time, the Company enters into LMAs in connection with pending acquisitions or dispositions of radio stations and the requirements of ASC 810 may apply, depending on the facts and circumstances related to each transaction. As of December 31, 2012, ASC 810 did not apply to any LMAs.

Adoption of New Accounting Standards

ASU 2011-04. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which amends ASC Topic 820, Fair Value Measurements and Disclosures, to achieve common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. This standard gives clarification for the highest and best use valuation concepts. This ASU also provides guidance on fair value measurements relating to instruments classified in stockholders’ equity and instruments managed within a portfolio. Further, ASU 2011-04 clarifies disclosures for financial instruments categorized within level 3 of the fair value hierarchy that require companies to provide quantitative information about unobservable inputs used, the sensitivity of the measurement to changes in those inputs, and the valuation processes used by the reporting entity. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

ASU 2011-05. In June 2011, the FASB issued ASU 2011-05, which amends the guidance in ASC Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. This ASU requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI did not change nor did the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 did not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. The Company adopted this guidance effective January 1, 2012. Since the Company has no transactions classified as OCI, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

ASU 2013-01. In January 2013, the FASB issued ASU 2013-01 which provides scope clarification related to the previously issued ASU 2011-11. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

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

Townsquare Asset Exchange

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

In conjunction with this Asset Exchange, the Company recorded a gain of $63.0 million, which is included within discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2012.

Acquisition related costs attributable to the Townsquare Asset Exchange included in corporate, general and administrative expenses for the year ended December 31, 2012 totaled $1.6 million.

The table below summarizes the purchase price allocation for the Townsquare Asset Exchange (dollars in thousands):

Allocation	Amount
Current assets	$149
Property and equipment	4,690
Broadcast licenses	11,900
Goodwill	3,014
Other intangibles	200
Current liabilities	(207)

Total purchase price	19,746
Less: Carrying value of stations transferred	(71,697)
Add: Cash received	114,918

Gain on asset exchange	$62,967

The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets and liabilities. None of the acquired goodwill balance is non deductible for tax purposes.

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

AR Broadcasting Asset Purchase

On September 25, 2012, the Company, through its subsidiaries, entered into an asset purchase agreement with AR Broadcasting, LLC, AR Licensing, LLC, CMP KC Corp. and CMP Houston-KC, LLC to acquire the KCHZ-FM and KMJK-FM radio stations operated in the Kansas City market for an aggregate purchase price of $16.8 million.

On December 6, 2012, the Company completed the acquisition of KCHZ-FM (“KCHZ Acquisition”), a radio station operated in the Kansas City market, for a purchase price of $11.2 million. The Company paid $10.0 million in cash at closing with the remaining $1.2 million to be being paid over the nine month period after closing.

The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the KCHZ Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$61
Property and equipment	841
Other assets	13
Broadcast Licenses	8,453
Goodwill	1,895
Current liabilities	(97)

Total purchase price	$11,166

The indefinite lived intangible assets acquired in the acquisition consist of goodwill and broadcast license.

On January 28, 2013, the Company completed the AR Broadcasting Asset Purchase, acquiring KMJK-FM for a purchase price of $5.6 million. Due to the timing of the closing, the Company was unable to complete the purchase accounting associated with the purchase as of the date of this Form 10-K.

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

In conjunction with this asset exchange, the Company recorded a net gain of $15.3 million, which is included in gain on exchange of assets or stations in the consolidated statements of operations for the year ended December 31, 2011.

The table below summarizes the final purchase price allocation from this asset exchange (dollars in thousands):

Allocation	Amount
Property and equipment	$1,790
Broadcast licenses	11,190
Goodwill	4,342
Other intangibles	72

Total purchase price	17,394
Less: Carrying value of Canton station	(2,116)

Gain on asset exchange	$15,278

CMP Acquisition

On August 1, 2011, the Company completed the acquisition of the 75.0% of the equity interests of Cumulus Media Partners LLC (“CMP”) that it did not already own (the “CMP Acquisition”). The Company had owned 25.0% of CMP’s equity interests since it, together with Bain Capital Partners, LLC (“Bain”), The Blackstone Group L.P. (“Blackstone”) and Thomas H. Lee Partners, L.P. (“THL,” and together with Bain and Blackstone, the “CMP Sellers”), formed CMP in 2005. Pursuant to a management agreement, the Company had been operating CMP’s business since 2006. This management agreement was terminated in connection with the completion of the CMP Acquisition. In connection with the CMP Acquisition, the Company issued 9.9 million shares of its common stock to affiliates of the CMP Sellers. Blackstone received 3.3 million shares of the Company’s Class A common stock and, in accordance with FCC broadcast ownership rules, Bain and THL each received 3.3 million shares of a newly authorized Class D non-voting common stock, par value $0.01 per share (the “Class D common stock”). This Class D common stock was subsequently converted into an equivalent number of shares of the Company’s Class B common stock, par value $0.01 per share (the “Class B common stock”), with substantially identical terms, pursuant to the terms of the Company’s third amended and restated certificate of incorporation (the “Third Amended and Restated Charter”) which became effective upon the effectiveness of the Citadel Merger (defined below). Also in connection with the CMP Acquisition, outstanding warrants to purchase 3.7 million shares of common stock of CMP Susquehanna Radio Holdings Corp., an indirect wholly owned subsidiary of CMP (“Radio Holdings”), were amended to instead become exercisable for up to 8.3 million shares of the Company’s common stock (the “CMP Restated Warrants”). CMP’s operating results have been included in Cumulus’ consolidated financial statements since the date of the completion of the CMP Acquisition. Specifically, revenues of $75.9 million attributable to CMP from August 1, 2011 to December 31, 2011 are included in our consolidated financial statements for the year ended December 31, 2011.

As a component of the CMP Acquisition, the Company acquired an interest in the San Francisco Baseball Associates L.P., the owner of the San Francisco Giants Major League Baseball Franchise. The fair value of this interest as of the date of the CMP Acquisition was $9.8 million. This interest is included in other long-term assets on the Company’s consolidated balance sheet and is carried under the cost method.

Under the acquisition method of accounting for business combinations, the purchase price paid in the CMP Acquisition was been allocated between the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Goodwill as of the acquisition date was measured as the excess of the consideration paid over the net acquisition date fair values of the assets acquired and the liabilities assumed. The Company fair valued its historical 25.0% equity interest in CMP and recorded a gain of $11.6 million, the difference between the fair value at the date of completion of the CMP Acquisition and the carrying value, which was zero, given CMP’s historical losses. With respect to certain outstanding preferred stock of CMP, the Company recorded $0.5 million in dividends for the period from August 1, 2011, the acquisition date, to September 16, 2011, the date the preferred stock was redeemed for approximately $41.6 million.

The table below summarizes the fair value of consideration transferred in the CMP Acquisition (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Fair value of equity consideration to CMP Sellers (1)	$34,909
Fair value of equity consideration to holders of CMP Restated Warrants (2)	29,021
Preferred stock of CMP (3)	41,069
Fair value of assumed debt	619,234

Total purchase price	724,233
Existing equity interest in CMP (4)	11,636

Total fair value for allocation	$735,869

(1)	Fair value, equal to the closing price of the Company’s Class A common stock on the NASDAQ Global Select Market (“NASDAQ”) on August 1, 2011, of the 9.9 million shares of our common stock issued to affiliates of the CMP Sellers.
(2)	Fair value, equal to the closing price of the Company’s Class A common stock on NASDAQ on August 1, 2011, of the CMP Restated Warrants, which, prior to their expiration on July 31, 2012, were exercisable for 8.3 million shares of our common stock.
(3)	Fair value of preferred stock is the par value of $32.8 million plus cumulative undeclared dividends of $8.3 million.
(4)	Equal to the closing price of our Class A common stock on NASDAQ on August 1, 2011, multiplied by the estimated 3.3 million shares of common stock that we would have received in exchange for the equity interests in CMP that the Company owned immediately prior to the CMP Acquisition.

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

Citadel Merger

The Company completed its acquisition of Citadel Broadcasting Corporation (“Citadel”) on September 16, 2011 (the “Citadel Merger”) for an aggregate purchase price of approximately $2.3 billion, consisting of approximately $1.4 billion in cash, 23.6 million shares of the Company’s Class A common stock, including 0.9 million restricted shares, warrants to purchase 47.6 million shares of Class A common stock, 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, and the consideration to repay the outstanding debt of Citadel. As a result of the Citadel Merger, Citadel became an indirect wholly owned subsidiary of the Company. Citadel’s operating results have been included in Cumulus’ consolidated financial statements since the date of the completion of the Citadel Merger. Specifically, revenues of $212.4 million attributable to Citadel from September 16, 2011 to December 31, 2011 are included in the Company’s consolidated financial statements for the year ended December 31, 2011.

Also on September 16, 2011 and in connection with the Citadel Merger, the Company issued and sold 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock to an affiliate of Crestview Partners II, L.P. (“Crestview”), 125,000 shares of Series A Preferred Stock to an affiliate of Macquarie Capital (USA) Inc. (“Macquarie”), and 4.7 million shares of Class A common stock and immediately exercisable warrants to purchase 24.1 million shares of Class A common stock to UBS Securities LLC (“UBS”) and certain other entities.

In connection with the closing of the Citadel Merger and the completion of the Company’s previously announced related refinancing (the “Refinancing”), on September 16, 2011, the Company repaid approximately $1.4 billion in outstanding senior or subordinated indebtedness and other obligations of (a) the Company, (b) certain of the Company’s wholly-owned subsidiaries, and (c) Citadel. This Refinancing, and the cash portion of the purchase price paid in the Citadel Merger, were funded with (i) $1.325 billion in borrowings under a new first lien term loan, $200.0 million in borrowings under a new first lien revolving credit facility and $790.0 million in borrowings under a new second lien term loan, all as described in more detail in Note 9, “Long-Term Debt,” and (ii) proceeds from the sale of $475.0 million of the Company’s common stock, preferred stock and warrants to purchase common stock to certain investors (see Note 10, “Stockholders’ Equity”). The $610.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”) issued by the Company in May 2011 remained outstanding.

In connection with the Citadel Merger, the Company completed its previously announced internal restructuring into a holding company structure, which included transferring the remaining assets and operations held directly or indirectly by the Company, other than the equity interests of its direct wholly-owned subsidiary Cumulus Media Holdings Inc. (“Cumulus Holdings”), to Cumulus Holdings (the “Internal Restructuring”).

Also, in connection with the Citadel Merger, the Company agreed that it would divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that the Company must fund any operating shortfalls of the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to the Company. The Company has determined that it is the primary beneficiary of the trusts and, accordingly, consolidates the trusts.

Under the acquisition method of accounting for business combinations, the purchase price in the Citadel Merger was allocated between the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date. Goodwill as of the acquisition date was measured as the excess of the consideration paid over the net acquisition date fair values of the assets acquired and the liabilities assumed.

The table below summarizes the fair value of consideration transferred in the Citadel Merger (dollars in thousands):

Fair Value of Consideration Transferred	Amount
Cash consideration to Citadel stockholders	$1,405,471
Common stock issued to Citadel stockholders (1)	178,122
Stock-based compensation value	576
Cash consideration to Citadel to settle Citadel obligations	736,072

Total fair value for allocation	$2,320,241

(1)	Fair value of the 22.7 million shares of the Company’s common stock and warrants to purchase 47.6 million shares of the Company’s common stock issued in the Citadel Merger and 2.4 million warrants held in reserve for potential future issuance related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy, based on the closing price of the Company’s Class A common stock on NASDAQ on September 15, 2011.

Acquisition related costs attributable to the Citadel Merger included in corporate, general and administrative expenses for the year ended December 31, 2011 totaled $57.7 million.

Certain termination-related compensation amounts resulting from the Citadel Merger were funded prior to closing and were classified as compensation held in trust on the consolidated balance sheet as of December 31, 2011. These amounts were settled in 2012.

The table below summarizes the final purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the Citadel Merger (dollars in thousands):

Allocation	Amount
Current assets	$328,306
Property and equipment	222,454
Broadcast licenses	1,135,669
Other intangibles	333,480
Goodwill	860,548
Other assets	18,794
Current liabilities	(106,799)
Other long-term liabilities	(38,660)
Deferred income taxes	(433,551)

Total purchase price	$2,320,241

The material assumptions utilized in the valuation of intangible assets acquired include expected overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10.0%. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. $756.6 million of the acquired goodwill balance is non-deductible for income tax purposes. Among the factors considered by management that contributed to the purchase price allocation resulting in the recognition of goodwill were Citadel’s station platform throughout prominent national markets and its overall employee base, including its experienced sales force. During the twelve month period following the Citadel Merger, the Company recorded goodwill purchase accounting adjustments primarily related to fair value adjustments of assets acquired and liabilities assumed totaling approximately $9.8 million. These adjustments are reflected in the table above.

The indefinite-lived intangible assets acquired in the Citadel Merger consist of broadcast licenses and goodwill.

The definite-lived intangible assets acquired in the Citadel Merger are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Broadcast advertising relationships	6	$235,800
Affiliate relationships	5	40,700
Network advertising relationships	5	18,300
Other contracts and agreements	2-4	38,680

The following pro forma information assumes the CMP Acquisition and the Citadel Merger occurred as of January 1, 2010 and the Townsquare Asset Exchange occurred as of January 1, 2011. The pro forma financial information also includes the business combination accounting effects of the CMP Acquisition, the Citadel Merger and the Townsquare Asset Exchange, including Cumulus’s amortization expense resulting from acquired intangible assets, the elimination of certain intangible asset amortization expense incurred by CMP and Citadel, adjustments to interest expense for certain borrowings, adjustments for transaction-related expenses and the related tax effects. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had either the CMP Acquisition or the Citadel Merger actually occurred on January 1, 2010 or the Townsquare Asset Exchange actually occurred on January 1, 2011 or on any other historical dates, nor is it reflective of the Company’s expected actual financial position or results of operations for any future period (dollars in thousands):

	Unaudited Supplemental Pro Forma Data
	Year Ended December
Description	2012	2011
Net revenue	$1,082,877	$1,111,553
Net loss	(71,011)	(32,488)

The pro forma financial information set forth above for the years ended December 31, 2012 and 2011 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the CMP Acquisition, the Citadel Merger and the Townsquare Asset Exchange; (ii) interest expense assuming the 7.75% Senior Notes were issued and outstanding and replaced the Company’s historical debt for all periods; (iii) the completion of the Refinancing undertaken in connection with the completion of the Citadel Merger for all periods; and (iv) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.

Completed Dispositions

The Company did not complete any material dispositions during the years ended December 31, 2012 or 2011, other than as described above.

3. Discontinued Operations

On July 31, 2012, the Company completed the Townsquare Asset Exchange. The transaction is part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters. The results of operations associated with these stations were separately reported, net of the related tax impact as “Income from discontinued operations, net of taxes”, for all periods presented in the consolidated statements of operations.

Components of Results of Discontinued Operations

For the years ended December 31, 2012, 2011 and 2010, income from discontinued operations, net of taxes was as follows (dollars in thousands):

	2012	2011	2010
Discontinued operations:
Net revenues	$23,855	$29,581	$26,693

Operating income	8,227	11,068	9,719
Gain on asset exchange and other (expense)	62,958	(8)	—

Income from discontinued operations
before taxes	71,185	11,060	9,719
Income tax (expense) benefit	(11,737)	57,981	(2,274)

Income from discontinued operations, net of taxes	$59,448	$69,041	$7,445

The following table presents the major classes of assets and liabilities associated with the stations that were disposed of that were included in the consolidated balance sheet as of December 31, 2011 (dollars in thousands):

2011
Disposed assets:
Prepaid expenses and other current assets	$239
Property and equipment, net	8,267
Broadcast licenses	25,490
Other intangibles, net	7,637
Goodwill	32,132

Total assets	$73,765

Disposed Liabilities:
Accounts payable and accrued expenses	$(1,152)

Disposed assets and liabilities, net	$72,613

During the year ended December 31, 2012, the Company recognized a $7.2 million deferred tax benefit related to the settlement of deferred tax liabilities associated with the sale of indefinite lived intangibles. The deferred tax benefit is reflected in discontinued operations. In conjunction with the Townsquare Asset Exchange, the Company recorded a gain of $63.2 million, which is included within discontinued operations, net of taxes in the accompanying consolidated statements of operations for the year ended December 31, 2012.

4. Restricted Cash

As of December 31, 2012 and 2011, the Company’s balance sheet included approximately $5.9 million and $3.9 million, respectively, in restricted cash, of which $2.3 million related to a cash reserve from the Citadel Merger for both years. The reserve is expected to be used to satisfy the remaining allowed, disputed or unreconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. At December 31, 2012, and December 31, 2011, $1.3 million and $1.6 million, respectively, of the restricted cash balance relates to securing the maximum exposure generated by automated clearing house transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash. At December 31, 2012, amounts held in escrow related to pending acquisitions were $2.3 million.

5. Property and Equipment

Property and equipment consists of the following as of December 31, 2012 and 2011 (dollars in thousands):

	Estimated Useful Life	2012	2011
Land		$96,071	$94,167
Broadcasting and other equipment	3 to 7 years	227,578	234,103
Computer and capitalized software costs	1 to 3 years	20,457	15,903
Furniture and fixtures	5 years	13,709	12,878
Leasehold improvements	5 years	32,386	32,792
Buildings	20 years	50,296	48,716
Construction in progress		2,841	9,698

		443,338	448,257
Less: accumulated depreciation		(187,435)	(170,187)

		$255,903	$278,070

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $31.1 million, $14.1 million and $9.1 million, respectively.

6. Intangible Assets and Goodwill

The following tables present the changes in intangible assets and goodwill for the years ended December 31, 2012 and 2011 (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2011	$160,418	$552	$160,970
Acquisitions	1,466,530	428,408	1,894,938
Dispositions	(1,533)	(83)	(1,616)
Amortization	—	(38,368)	(38,368)

Balance as of December 31, 2011	$1,625,415	$390,509	$2,015,924

Balance as of January 1, 2012	1,625,415	390,509	2,015,924
Purchase price allocation adjustments	—	(1,027)	(1,027)
Acquisitions	22,253	376	22,629
Impairments	(14,706)	(12,435)	(27,141)
Dispositions	(30,589)	(6,880)	(37,469)
Amortization	—	(112,240)	(112,240)

Balance as of December 31, 2012	$1,602,373	$258,303	$1,860,676

	2012	2011
Balance as of January 1:
Goodwill	$1,564,253	$285,820
Accumulated impairment losses	(229,741)	(229,741)

Subtotal	1,334,512	56,079
Acquisitions	3,018	1,278,433
Purchase price allocation adjustments	(10,308)	—
Dispositions	(31,628)	—
Impairment losses	(100,000)	—
Balance as of December 31:
Goodwill	1,525,335	1,564,253
Accumulated impairment losses	(329,741)	(229,741)

Total	$1,195,594	$1,334,512

The Company has significant intangible assets recorded and these intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. The Company reviews the carrying value of its indefinite lived intangible assets and goodwill at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates an impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations. During the quarter ended December 31, 2012, the Company recorded goodwill and broadcast license impairments of $100.0 million and $14.7 million, respectively. During the quarter ended June 30, 2012 the Company recognized an impairment of $12.4 million of definite-lived intangible asset related to the cancellation of an underlying contract.

Total amortization expense related to the Company’s intangible assets was $112.2 million, $37.9 million and $0.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012, estimated future amortization expenses related to intangible assets subject to amortization were as follows (dollars in thousands):

2013	$85,753
2014	65,179
2015	52,471
2016	39,120
2017	15,780

Total other intangibles, net	$258,303

Goodwill

2012 Impairment Testing

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

During the fourth quarter of 2012, the Company performed its annual impairment test. The assumptions used in estimating the fair values of reporting units are based on currently available data at the time the test is conducted and management’s best estimates and accordingly, a change in market conditions or other factors could have a material effect on the estimated values.

Step 1 Goodwill Test

The Company performed its annual impairment testing of goodwill using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. The Company used an approximate five-year projection period to derive operating cash flow projections from a market participant view. The Company made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. The Company then projected future operating expenses in order to derive expected operating profits, which the Company combined with expected working capital additions and capital expenditures to determine expected operating cash flows.

The Company performed the Step 1 test and compared the fair value of each market to the carrying value of its net assets as of December 31, 2012. This test was used to determine if any of the Company’s markets had an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the market).

The discount rate employed in the fair value calculations in the Step 1 test in the Company’s markets was 9.5%. The Company believes this discount rate was appropriate and reasonable for estimating the fair value of the markets.

For periods after 2012, the Company projected annual revenue growth based on industry data and historical and expected performance. The Company projected expense growth based primarily on the stations’ historical financial performance and expected growth. The Company’s projections were based on then-current market and economic conditions and the Company’s historical knowledge of the markets.

To validate the Company’s conclusions and determine the reasonableness of the Company’s assumptions, the Company conducted an overall check of the Company’s fair value calculations by comparing the implied fair value of the Company’s markets, in the aggregate, to the Company’s market capitalization as of December 31, 2012. As compared with the market capitalization value of $3.4 billion as of December 31, 2012, the aggregate fair value of all markets of approximately $4.0 billion was approximately $616.4 million, or 18.4%, higher than the market capitalization.

Key data points included in the market capitalization calculation were as follows:

•	shares outstanding, including certain warrants, of 215.3 million as of December 31, 2012;

•	closing price of the Company’s Class A common stock on December 31, 2012 of $2.67 per share; and

•	total debt, including preferred equity, of $2.8 billion, on December 31, 2012.

The Company’s analysis determined that, based on its Step 1 goodwill test, the fair value of 4 of its markets containing goodwill balances were below their carrying value. For the remaining markets, since no impairment indicator existed in Step 1, the Company determined goodwill was appropriately stated as of December 31, 2012.

Step 2 Goodwill Test

As required by the Step 2 test, the Company prepared an allocation of the fair value of the markets identified in the Step 1 test as containing indications of impairment and if each market was acquired in a business combination. The presumed “purchase price” utilized in the calculation was the fair value of the market determined in the Step 1 test. The results of the Step 2 test and the calculated impairment charge for each of those markets follows (dollars in thousands):

	Reporting Unit Fair Value	Implied Goodwill Value	December 31, 2012
Market ID			Carrying Value	Impairment
Market 27	$49,900	$22,488	$33,452	$10,964
Market 60	66,900	34,576	54,650	20,074
Market 70	52,900	20,723	43,477	22,754
Market 80	126,000	54,210	100,418	46,208

				$100,000

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

After market revenue and market shares have been estimated, operating expenses, including depreciation based on assumed investments in fixed assets and future capital expenditures, of a start-up station or operation are similarly estimated based on industry-average cost data. Appropriate estimated income taxes are then subtracted, estimated depreciation added back, estimated capital expenditures subtracted, and estimated working capital adjustments are made to calculate estimated free cash flow during the build-up period until a steady state or mature “normalized” operation is achieved.

The Company discounted the net free cash flows using an after-tax weighted average cost of capital of 9.5%, and then calculated the total discounted net free cash flows. For net free cash flows beyond the projection period, the Company estimated a perpetuity value, and then discounted the amounts to present values.

In order to estimate what listening audience share would be expected for each station by market, the Company analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. The Company made any appropriate adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on the Company’s knowledge of the industry and familiarity with similar markets, the Company determined that approximately three years would be required for the stations to reach maturity. The Company also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2017;

•	the estimation of initial and on-going capital expenditures (based on market size);

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

As a result of the annual impairment test conducted in the fourth quarter of 2012, the Company recorded a non-cash impairment charge of approximately $14.7 million in 2012 to reduce the carrying value of FCC licenses their estimated fair values.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Accrued network revenue sharing	$37,380	$37,575
Accrued retention and severance costs	—	27,130
Accrued employee costs	15,698	24,282
Accounts payable	3,664	15,921
Accrued interest	8,213	12,496
Accrued other	13,467	8,405
Accrued transaction costs	1,167	3,165
Accrued professional fees	3,979	6,027
Accrued real estate taxes	3,408	4,399
Accrued stock-based compensation expense	—	6,346
Accrued dividends	2,652	3,125
Accrued claims reserve	2,256	2,256
Accrued sponsor fees	2,000	2,000
Non-cash contract termination liability	3,801	1,528
Accrued licensing & broadcast fees	4,901	5,531

Total accounts payable and accrued expenses	$102,586	$160,186

8. Derivative Financial Instruments

The Company’s derivative financial instruments consist of the following:

May 2005 Option

In May 2005, the Company entered into an interest rate option agreement (the “May 2005 Option”), that provided Bank of America, N.A. the right to enter into an underlying swap agreement with the Company during certain periods.

The May 2005 Option was exercised effective March 11, 2009. This instrument was not highly effective in mitigating the risks in the Company’s cash flows, and therefore the Company deemed it speculative, and accounted for changes in the May 2005 Option’s value as interest expense. The May 2005 Option expired on March 31, 2011 in accordance with its terms. The Company reported interest income related to the May 2005 Option of $0.0 million, $3.7 million and $12.0 million during the years ended December 31, 2012, 2011 and 2010 respectively.

Interest Rate Cap

On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan (the “Interest Rate Cap”) to limit the Company’s exposure to interest rate risk. The Interest Rate Cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The consolidated balance sheets as of December 31, 2012 and 2011 include long-term assets of $0.0 million and $0.4 million, respectively, attributable to the fair value of this Interest Rate Cap. The Company reported interest expense of $0.3 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, inclusive of the change in fair value adjustment related to this Interest Rate Cap. The Interest Rate Cap matures on December 8, 2015.

The Company does not utilize financial instruments for trading or other speculative purposes.

Green Bay Option

On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five Green Bay radio stations and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits for managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows it to require the Company to repurchase the five Green Bay radio stations at any time during the two-month period commencing July 1, 2013 (or earlier if the LMA is terminated before this date) for $17.6 million (the fair value of the radio stations as of April 10, 2009). The Company accounts for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option is recorded as a liability offsetting the gain at the acquisition date with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” fair value measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation.

The consolidated balance sheets as of December 31, 2012 and December 31, 2011 reflect other current liabilities and other long term liabilities, respectively, of $11.4 million related to fair value of the Green Bay Option. Accordingly, the Company recorded $0.0 million and $3.4 million of expense in realized loss on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during the years ended December 31, 2012 and 2011, respectively.

The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table:

Information on the Location and Amounts of Derivatives Fair Values in the

Consolidated Balance Sheets (dollars in thousands)

		Fair Value
		December 31, 2012	December 31, 2011
Derivative Instrument	Balance Sheet Location
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	$44	$376
Green Bay Option	Other liabilities	(11,386)	—
Green Bay Option	Other current liabilities	—	(11,398)

	Total	$(11,342)	$(11,022)

The location and effect of derivatives in the statements of operations are shown in the following table (dollars in thousands):

		Amount of Expense (Income) Recognized on Derivatives For the Year Ended
Derivative Instrument	Statement of Operations Location	December 31, 2012	December 31, 2011
Interest rate cap	Interest expense	$332	$101
Green Bay Option	Realized (gain) losses on derivative instrument	(12)	3,368
May 2005 Option	Interest income	—	(3,683)

	Total	$320	$(214)

9. Long-Term Debt

The Company’s long-term debt consists of the following at December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Term loan and revolving credit facilities:
First Lien Term Loan	$1,321,687	$1,325,000
Second Lien Term Loan	790,000	790,000
Revolving Credit Facility	—	150,000
Less: Term loan discount	(20,620)	(24,463)

Total term loan and revolving credit facilities	2,091,067	2,240,537
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	(76,468)	(13,250)

Long-term debt, net	$2,624,599	$2,837,287

A summary of the future maturities of debt follows, exclusive of the discount on debt (dollars in thousands):

2013	$76,468
2014	13,250
2015	13,250
2016	13,250
2017	13,250
Thereafter	2,592,220

$2,721,688

First Lien and Second Lien Credit Facilities

On September 16, 2011 and in order to complete the refinancing, the Company entered into a (i) First Lien Credit Agreement, as amended and restated (the “First Lien Facility”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan as Administrative Agent, UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility” and, together with the First Lien Facility, the “2011 Credit Facilities”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.

The First Lien Facility consists of a $1.325 billion first lien term loan facility, net of an original issue discount of $13.5 million, maturing in September 2018 (the “First Lien Term Loan”), and a $300.0 million revolving credit facility, maturing in September 2016 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit and up to $30.0 million is available for swingline borrowings when in compliance with our financial debt covenant. The Second Lien Facility consists of a $790.0 million second lien term loan facility, net of an original issue discount of $12.0 million, maturing in September 2019 (the “Second Lien Term Loan”).

Proceeds from borrowings under the First Lien Facility and Second Lien Facility were used, together with certain other funds, to (i) fund the cash portion of the purchase price paid in the Citadel Merger; (ii) repay in full amounts outstanding under the revolving credit facility under the Company’s pre-existing credit agreement (the “Terminated Credit Agreement”); (iii) repay all amounts outstanding under the credit facilities of CMP Susquehanna Corporation (“CMPSC”), an indirect wholly-owned subsidiary of CMP; (iv) redeem CMPSC’s outstanding 9.875% senior subordinated notes due 2014 and variable rate senior secured notes due 2014;

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

On December 20, 2012, the Company entered into an amendment and restatement (the “Amendment and Restatement”) of its First Lien Facility. Pursuant to the Amendment and Restatement, the terms and conditions contained in the First Lien Facility remained substantially unchanged, except as follows: (i) the amount outstanding thereunder was increased to $1.325 billion; (ii) the margin for LIBOR (as defined below) based borrowings was reduced from 4.5% to 3.5% and for Base Rate (as defined below) -based borrowings was reduced from 3.5% to 2.5%; and (iii) the LIBOR floor for LIBOR-based borrowings was reduced from 1.25% to 1.0%.

The Amendment and Restatement had both a debt modification and extinguishment for accounting purposes. As a result, the Company wrote off $2.4 million of deferred financing costs related to the First Lien Facility which has been included in the “Loss on early extinguishment of debt” caption of the consolidated statement of operations for the year ended December 31, 2012. The Company also capitalized $0.8 million of deferred financing costs related to the Amendment and Restatement.

Borrowings under the First Lien Facility bear interest, at the option of the Company, based on the Base Rate or the London Interbank Offered Rate (“LIBOR”), in each case plus 3.5% on LIBOR-based borrowings and 2.5% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% for both the First Lien Term Loan and the Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate Floor of 2.25% for the First Lien Term Loan and 2.0% for the Revolving Credit Facility. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan, as established from time to time, and (iii) 30 day LIBOR plus 1.0%. The First Lien Term Loan amortizes at a per annum rate of 1.0% of the original principal amount of the First Lien Term Loan, payable quarterly, which commenced on March 31, 2012, with the balance payable on the First Lien Term Loan maturity date. Any amounts drawn under the Revolving Credit Facility will be due and payable on the Revolving Credit Facility maturity date. Interest on Base Rate-based borrowings is due on the last day of each calendar quarter, except with respect to swingline loans, for which interest is due on the day that such swingline loan is required to be repaid. Interest payments on loans whose interest rate is based upon LIBOR are due at maturity if the term is three months or less or every three months and at maturity if the term exceeds three months.

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

At December 31, 2012, there was $1.3 billion outstanding under the First Lien Term Loan, and $790.0 million outstanding under the Second Lien Term Loan.

At December 31, 2012, borrowings under the First Lien Term Loan bore interest at 4.5% per annum and borrowings under the Second Lien Term Loan bore interest at 7.5% per annum. Effective December 8, 2011, the Company entered into the Interest Rate Cap with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of the Company’s LIBOR based term loans at a maximum of 3.0% per annum. The Interest Rate Cap matures on December 8, 2015. See Note 8, “Derivative Financial Instruments” for additional information.

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

In the event amounts are outstanding under the Revolving Credit Facility, the First Lien Facility requires compliance with a consolidated total net leverage ratio. At December 31, 2012, this ratio would have been 6.5 to 1.0. Such ratio will be reduced in future periods if amounts are outstanding under the Revolving Credit Facility at an applicable date. The Second Lien Facility does not contain any financial covenants. At December 31, 2012, if we were subject to compliance with this ratio, we would not have been in compliance therewith. As a result borrowings under the revolving credit facility were not available at that date.

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

Based upon the calculation of excess cash flow at December 31, 2012, the Company is required to make a mandatory prepayment of $63.2 million on the First Lien Term Loan within 10 days of the filing of this Annual Report on Form 10-K. This amount has been classified in the current portion of long-term debt caption of the consolidated balance sheet.

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

On September 16, 2011, the Company and Cumulus Holdings entered into a supplemental indenture with the trustee under the indenture governing the 7.75% Senior Notes which provided for, among other things, the

(i) assumption by Cumulus Holdings of all obligations of the Company; (ii) substitution of Cumulus Holdings for the Company as issuer; (iii) release of the Company from all obligations as original issuer; and (iv) Company’s guarantee of all of Cumulus Holdings’ obligations, in each case under the indenture and the 7.75% Senior Notes, (the “Internal Restructuring”).

Interest on the 7.75% Senior Notes is payable on each May 1 and November 1 of each year . The 7.75% Senior Notes mature on May 1, 2019.

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

In connection with the substitution of Cumulus Holdings as the issuer of the 7.75% Senior Notes, the Company guaranteed the 7.75% Senior Notes. In addition, each existing and future domestic restricted subsidiary that guarantees the Company’s indebtedness, Cumulus Holdings’ indebtedness or indebtedness of the Company’s subsidiary guarantors (other than the Company’s subsidiaries that hold the licenses for the Company’s radio stations) guarantees, and will guarantee, the 7.75% Senior Notes. The 7.75% Senior Notes are senior unsecured obligations of Cumulus Holdings and rank equally in right of payment to all existing and future senior unsecured debt of Cumulus Holdings and senior in right of payment to all future subordinated debt of Cumulus Holdings. The 7.75% Senior Notes guarantees are the Company’s and the other guarantors’ senior unsecured obligations and rank equally in right of payment to all of the Company’s and the other guarantors’ existing and future senior debt and senior in right of payment to all of the Company’s and the other guarantors’ future subordinated debt. The 7.75% Senior Notes and the guarantees are effectively subordinated to any of Cumulus Holdings’, the Company’s or the guarantors’ existing and future secured debt to the extent of the value of the assets securing such debt. In addition, the 7.75% Senior Notes and the guarantees are structurally subordinated to all indebtedness and other liabilities, including preferred stock, of the Company’s non-guarantor subsidiaries, including all of the liabilities of the Company’s and the guarantors’ foreign subsidiaries and the Company’s subsidiaries that hold the licenses for the Company’s radio stations.

For the years ended December 31, 2012 and 2011, the Company recorded an aggregate of $10.1 million and $4.4 million, respectively, of amortization of debt discount and debt issuance costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.

10. Fair Value Measurements

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of December 31, 2012 were as follows (dollars in thousands):

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial asset:	$44	$—	$44	$—
Interest Rate Cap (1)
Non-financial assets:
Goodwill (2)	131,997	—	—	131,997
Broadcast licenses (3)	384,350	—	—	384,350

Total assets	$516,391	$—	$44	$516,347

Financial liabilities:
Other current liabilities
Green Bay Option (4)	$(11,386)	$—	$—	$(11,386)

Total liabilities	$(11,386)	$—	$—	$(11,386)

	Fair Value Measurements at December 31, 2011 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate cap (1)	$376	$—	$376	$—

Total assets	$376	$—	$376	$—

Financial liabilities:
Other current liabilities
Green Bay Option (4)	$(11,398)	$—	$—	$(11,398)

Total liabilities	$(11,398)	$—	$—	$(11,398)

(1)	The Company’s only derivative financial instrument is the Interest Rate Cap pursuant to which the Company pays a fixed interest rate on a $71.3 million notional amount of its term loans. The fair value of the Interest Rate Cap is determined based on discounted cash flow analysis on the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.
(2)	As disclosed in Note 6, in accordance with the provisions of ASC 350, goodwill with a carrying amount of $232.0 million was written down to its implied fair value of $132.0 million, resulting in an impairment charge of $100.0 million, which was included in earnings for the period.
(3)	As disclosed in Note 6, in accordance with the provisions of ASC 350, FCC licenses with a carrying amount of $399.1 million was written down to its fair value of $384.4 million, resulting in an impairment charge of $14.7 million, which has been included in earnings for the twelve month period ended December 31, 2012.
(4)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.

The assets associated with the Company’s Interest Rate Cap are measured within Level 2 of the fair value hierarchy. To estimate the fair value of the Interest Rate Cap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach, with all significant inputs derived from or corroborated by observable market data. See Note 8, “Derivative Financial Instruments.”

The reconciliation below contains the components of the change in fair value associated with the Green Bay Option for the years ended December 31, 2012 and 2011 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2012	$(11,398)
Add: Mark to market fair value adjustment	12

Fair value balance at December 31, 2012	$(11,386)

The reconciliation below contains the components of the change in fair value associated with the Green Bay Option for the year ended December 31, 2011 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2011	$(8,030)
Add: Mark to market fair value adjustment	(3,368)

Fair value balance at December 31, 2011	$(11,398)

Quantitative information regarding the significant unobservable inputs related to the Green Bay Option as of December 31, 2012 were as follows (dollars in thousands):

Fair Value		Valuation Technique	Unobservable Inputs
	$(11,386)	Black-Scholes Model	Risk adjusted discount rate	7.1%
			Total term	less than 1 year
			Volatility rate	35.0%
			Annual dividend rate	0.0%
			Bond equivalent yield discount rate	0.1%

Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement. For example, a decrease in the risk adjusted discount rate would result in a higher liability.

The following table shows the gross amount and fair value of the Company’s term loan and revolving credit facilities and 7.75% Senior Notes (dollars in thousands):

	December 31, 2012	December 31, 2011
First Lien Term Loan:
Carrying value	$1,321,687	$1,325,000
Fair value — Level 2	1,331,600	1,305,125
Second Lien Term Loan:
Carrying value	$790,000	$790,000
Fair value — Level 2	811,725	770,250
Revolving Credit Facility:
Carrying value	$—	$150,000
Fair value — Level 2	—	150,000
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value — Level 2	599,325	541,680

As of December 31, 2012, the Company used the trading prices of 100.75% and 102.75% to calculate the fair value of the First Lien Term Loan and the Second Lien Term Loan, respectively, and 98.3% to calculate the fair value of the 7.75% senior notes.

As of December 31, 2011, the Company used the trading prices of 98.5% and 97.5% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 88.8% to calculate the fair value of the 7.75% senior notes.

11. Stockholders’ Equity

The Company is authorized to issue an aggregate of 1,450,644,871 shares of stock divided into four classes consisting of: (i) 750,000,000 shares designated as Class A common stock, (ii) 600,000,000 shares designated as Class B common stock, (iii) 644,871 shares designated as Class C common stock and (iv) 100,000,000 shares of preferred stock, each with a par value of $0.01 per share (see Note 12, “Redeemable Preferred Stock”). Effective September 16, 2011, upon the filing of the Third Amended and Restated Charter, each then-outstanding share of Class D common stock was converted to one share of Class B common stock.

As discussed in Note 2, “Acquisitions and Dispositions,” the Company completed the CMP Acquisition on August 1, 2011. In connection with the CMP Acquisition, the Company issued approximately 3.3 million shares of Class A common stock and 6.6 million shares of Class B common stock to affiliates of the three private equity firms that collectively owned the 75.0% of CMP not then-owned by the Company. Also in connection with the CMP Acquisition, the 3.7 million outstanding CMP Restated Warrants were amended to become exercisable for up to 8.3 million shares of Class B common stock.

As also discussed in Note 2, “Acquisitions and Dispositions,” the Company completed the Citadel Merger on September 16, 2011. In connection with the Citadel Merger, the Company issued 23.6 million shares of Class A common stock, including 0.9 million restricted shares, and warrants to purchase 47.6 million shares of Class A common stock (the “Citadel Warrants”) to holders of Citadel’s common stock and warrants. Additionally, 2.4 million warrants to purchase shares of the Company’s common stock related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy in June 2010 are held in reserve for potential future issuance by the Company.

On September 16, 2011, pursuant to the Equity Investment, the Company issued and sold (i) 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the “Crestview Warrants”) to an affiliate of Crestview; (ii) 125,000 shares of Series A Preferred Stock to an affiliate of Macquarie (see Note 12, “Redeemable Preferred Stock”); and (iii) 4.7 million shares of Class A common stock and warrants to purchase 24.1 million shares of Class A common stock (the “UBS Warrants,” and, together with the Citadel Warrants, the “Company Warrants”) to UBS and certain other investors to whom UBS syndicated a portion of its investment commitment.

Common Stock

Except with regard to voting and conversion rights, shares of Class A, Class B and Class C common stock are identical in all respects. The preferences, qualifications, limitations, restrictions, and the special or relative rights in respect of the common stock and the various classes of common stock are as follows:

•

Voting Rights. The holders of shares of Class A common stock are entitled to one vote per share on any matter submitted to a vote of the stockholders of the Company, and the holders of shares of Class C common stock are entitled to ten votes for each share of Class C common stock held. Generally, the holders of shares of Class B common stock are not entitled to vote on any matter. However, holders of Class B common stock and Class C common stock are entitled to a separate class vote on any amendment or modification of any specific rights or obligations of the holders of Class B common stock or Class C common stock, respectively, that does not similarly affect the rights or obligations of the holders of Class A common stock. The holders of Class A common stock and of Class C common stock vote together, as a single class, on all matters submitted to a vote of the stockholders of the Company.

•

Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the shares of Class A common stock immediately following such conversion, the holder shall first deliver to the Company an ownership certification to enable the Company (a) to determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) to obtain any necessary approvals from the FCC or the Department of Justice.

After payment of dividends to the holders of Series A Preferred Stock, the holders of Common Stock share ratably in any dividends that may be declared by the board of directors of the Company.

2009 Warrants

In June 2009, in connection with the execution of an amendment to the Terminated Credit Agreement, the Company issued immediately exercisable warrants to the lenders under the Terminated Credit Agreement that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At December 31, 2012, 1.0 million 2009 Warrants remained outstanding.

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

Equity Held in Reserve

Citadel emerged from bankruptcy effective June 3, 2010 and, as of September 16, 2011, certain bankruptcy-related claims against Citadel remained open for final resolution. As part of the Citadel Merger and as of December 31, 2012, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of these remaining allowed, disputed or unreconciled unsecured claims. If excess shares remain in reserve after resolution of all remaining allowed, disputed or unreconciled unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid-in-capital on the consolidated balance sheet at December 31, 2012 and 2011.

Company Warrants

At the effective time of the Citadel Merger, the Company issued the Company Warrants. The Company Warrants were issued under a warrant agreement (the “Warrant Agreement”), dated September 16, 2011, and the

Company Warrants entitle the holders thereof to purchase an equivalent number of shares of Class A common stock. The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and the like. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.

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

During the year ended December 31, 2012, approximately 16.6 million Company Warrants were converted into shares of Class A common stock with an aggregate total of 34.2 million being converted since issuance through December 31, 2012. At December 31, 2012, 37.4 million Company Warrants remained outstanding.

Crestview Warrants

Pursuant to the Equity Investment, but pursuant to a separate warrant agreement, the Company issued the Crestview Warrants. The 7.8 million Crestview Warrants are exercisable until September 16, 2021 and the $4.34 per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of December 31, 2012, 7.8 million Crestview Warrants remained outstanding.

12. Redeemable Preferred Stock

In connection with the Citadel Merger, on September 15, 2011, the Company designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). In connection with the Equity Investment, the Company issued 125,000 shares of Series A Preferred Stock for an aggregate amount of $125.0 million. Net proceeds to the Company were $110.7 million, after deducting $14.3 million in fees. No other shares of Series A Preferred Stock are issuable in the future, except for such shares as may be issued as dividends in lieu of any cash dividends in accordance with the terms thereof, and the Series A Preferred Stock ranks senior to all common stock and each series of stock the Company may subsequently designate with respect to dividends, redemption and distributions upon liquidation, winding-up and dissolution of the Company.

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

In the event of the liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of Series A preferred stock at the time shall be entitled to receive liquidating distributions with respect to each share of Series A Preferred Stock in an amount equal to the amount invested therein plus any accrued but unpaid dividends, and dividend rights to the fullest extent permitted by law, before any distribution of assets is made to the holders of our common stock.

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

During the year ended December 31, 2012, the Company redeemed 49,233 shares of Series A Preferred Stock for $49.2 million and $0.8 million of unpaid dividends accrued through the redemption date. Total dividends accrued on the Series A Preferred Stock during the years ended December 31, 2012 and 2011 and were $13.8 million and $3.6 million, respectively. Total dividends paid on the Series A Preferred Stock during the years ended December 31, 2012 and 2011 and were $15.0 million and $0.5 million, respectively, including $0.8 million of dividends paid on the redeemed shares through the redemption date in 2012. During the years ended December 31, 2012 and 2011, the Company accreted $7.7 million and $2.7 million, respectively, on the Series A Preferred Stock. At December 31, 2012, 75,767 shares of Series A Preferred Stock remain outstanding. The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the consolidated balance sheet at December 31, 2012 and December 31, 2011. The Company paid approximately $2.7 million in cash dividends in the first quarter of 2013, in accordance with the terms described above.

13. Stock-Based Compensation Expense

The Company uses the modified prospective method to account for compensation costs related to stock options and restricted stock and uses the Black-Scholes option pricing model to estimate the fair value of stock options issued. The determination of the fair value of stock options on the date of grant is affected by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. With respect to restricted stock awards, the Company recognizes compensation expense over the vesting period equal to the grant date fair value of the shares awarded. To the extent non-vested restricted stock awards include performance or market conditions management examines the requisite service period to recognize the cost associated with the award on a case-by-case basis.

Generally, the Company’s grants of stock options vest over four years and have a maximum contractual term of ten years. The Company estimates the volatility of its common stock by using a weighted average of historical stock price volatility over the expected term of the options. The Company bases the risk-free interest rate that it uses in its option pricing model on United States Treasury issues with terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends on the class of stock subject to granted stock options in the foreseeable future and therefore uses an expected dividend yield of zero in the option pricing model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from estimates. Stock-based compensation expense is recorded only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

On September 16, 2011, the Company issued stock options under the Cumulus Media Inc. 2011 Equity Incentive Plan (“2011 Equity Incentive Plan”) to certain of its officers for 17.7 million shares of Class A common stock with an aggregate grant date fair value of $23.4 million. The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30.0% of each award vesting on each of the first two anniversaries thereof, and 20.0% of each award vesting on each of the next two anniversaries thereof. The fair value of options issued was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: historical volatility of 77.3%, risk-free interest rate of approximately 0.9%, dividend yield of 0%, and an expected term of 6.3 years. There were no grants of stock options in 2010.

On September 16, 2011, in accordance with the terms of the Citadel Merger Agreement, each restricted stock award that was outstanding under Citadel’s 2010 Equity Incentive Plan immediately prior to the effective time of the Citadel Merger was deemed to constitute, on the same terms and conditions as were applicable under the original award, an award of (i) cash consideration, (ii) stock consideration, or (iii) mixed consideration, as determined in accordance with the agreement governing the Citadel Merger. This conversion resulted in the issuance of 0.9 million restricted shares of the Company’s Class A common stock with an aggregate fair value of $2.2 million and payment of $17.6 million of cash consideration, which the Company accounted for as a liability award (the “2011 Liability Award”) in accordance with ASC 718, of which $5.4 million was recognized in conjunction with the purchase price allocation for the portion of stock-based compensation expense related to the period prior to the Citadel Merger. The restricted shares vested and were paid in full on June 3, 2012.

On February 16, 2012, the Company issued stock options under the 2011 Equity Incentive Plan to certain of its officers and employees for 1.4 million shares of Class A common stock with an aggregate grant date fair value of $3.3 million. The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30.0% of each award vesting on each of the first two anniversaries thereof, and 20.0% of each award vesting on each of the next two anniversaries thereof. The fair value of options issued was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: historical volatility of 79.5%, risk-free interest rate of approximately 0.9%, dividend yield of 0%, and an expected term of 6.1 years.

On December 27, 2012, the Company issued stock options under the 2011 Equity Incentive Plan to one officer for 0.8 million shares of Class A common stock with an aggregate grant date fair value of $1.1 million.

The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30.0% of each award vesting on each of the first two anniversaries thereof, and 20.0% of each award vesting on each of the next two anniversaries thereof. The fair value of options issued was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: historical volatility of 76.6%, risk-free interest rate of approximately 1.2%, dividend yield of 0%, and an expected term of 6.2 years.

The Company has issued restricted stock awards to members of the Board and certain key employees. Generally, the restricted stock vests over a four-year period.

On May 12, 2011, the Company issued 23,000 shares of time-vesting restricted Class A common stock, with an aggregate fair value on the date of grant of $0.1 million, or $4.43 per share, to the non-employee directors of the Company.

In February 2011, the Company issued 160,000 shares of performance-vesting restricted Class A common stock and 330,000 shares of time-vesting restricted Class A common stock to certain officers of the Company. These awards had an aggregate grant date fair value of $2.4 million, or $4.87 per share. Consistent with the terms of the awards, one-half of the shares granted with time-vesting conditions will vest after two years of continuous employment and one-fourth of the restricted shares will vest on each of the third and fourth anniversaries of the date of grant.

On February 16, 2012, the Compensation Committee reviewed certain previously established performance criteria related to 800,000 outstanding shares of performance-vesting restricted stock and determined that, in light of, among other things, the significant transactions undertaken and successfully completed by the Company in 2011, including, but not limited to, the Citadel Merger and, CMP Acquisition and the related refinancing, such previously established performance criteria were no longer applicable, and that it was appropriate to waive the remaining performance targets related to these awards, and such awards immediately vested. Approximately $1.1 million of stock-based compensation expense related to the 800,000 shares of performance-vesting restricted stock was recognized during the 2011.

The Company issued 138,000 restricted shares of Class A common stock in 2010 to certain officers and members of the Board. One-half of the shares granted vested after two years of continuous employment and service and one-fourth of the restricted shares will vest on each of the third and fourth anniversaries of the date of grant. The fair value at the date of grant of these awards was $0.5 million for the 2010 grant. Stock-based compensation expense for these awards is recognized on a straight-line basis over each award’s vesting period.

The Company issued 161,724 restricted shares of Class A common stock in 2012 to members of the Board. The shares granted will vest one year from the date of grant. The fair value at the date of grant of these awards was $0.6 million.

Stock-based compensation expense for these awards is recognized on a straight-line basis over each award’s vesting period.

For the years ended December 31, 2012, 2011 and 2010, the Company recognized approximately $11.9 million, $5.8 million and $2.5 million in non-cash stock-based compensation expense, respectively, relating to grants of stock options and restricted shares, of which $0.0 million, $1.6 million and $(0.3) million, respectively, related to performance-vesting restricted shares. The associated tax benefits related to these non-cash stock-based compensation awards for the years ended December 31, 2012, 2011 and 2010 were $4.6 million, $2.2 million and $1.0 million, respectively.

As of December 31, 2012, there was unrecognized compensation expense of approximately $18.7 million related to grants of restricted stock and stock options that is expected to be recognized over a weighted average remaining life of 2.7 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. For the year ended December 31, 2012, the Company recognized and paid approximately $6.9 million in compensation expense related to the 2011 Liability Award, with an associated tax benefit of $2.7 million.

As of December 31, 2012, the total number of shares of common stock that remain authorized, reserved and available for issuance under any of the Company’s equity incentive plans was approximately 14.1 million, not including shares underlying outstanding grants. The Company is only authorized to make additional award grants under the 2011 Equity Incentive Plan.

The following tables summarize the Company’s equity award activity for the year ended December 31, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options to Purchase Common Stock
Outstanding at January 1, 2012	18,522,459	$4.33
Granted	2,107,500	4.34
Exercised	—	—
Forfeited	(2,568)	2.9
Cancelled	(33,065)	10.82

Outstanding at December 31, 2012	20,594,326	$4.32	8.7	$1,162

Vested or expected to vest at December 31, 2012	20,594,326	$4.32	8.7	$453

Exercisable at December 31, 2012	6,470,476	$4.27	8.4	$1,162

	Number of Restricted Share Awards	Weighted- Average Grant Date Fair Value
Restricted Common Stock Awards
Outstanding at January 1, 2012	2,389,853	$3.34
Granted	161,724	4.34
Vested	(1,809,108)	3.13
Forfeited	(3,245)	2.47

Outstanding awards at December 31, 2012	739,224	$4.09

The total fair value of restricted stock awards that vested during the year ended December 31, 2012 was $19.3 million, of which $13.2 million was paid in cash. The total fair value of restricted stock awards that vested during the years ended December 31, 2011 and 2010 were $5.6 million, of which $3.4 million was paid in cash, and $1.1 million with none paid in cash, respectively.

2011 Equity Incentive Plan

The Board adopted the 2011 Equity Incentive Plan on July 8, 2011. Also, on July 8, 2011, stockholders holding a majority of the outstanding voting power of the Company, upon the recommendation of the Board, approved the 2011 Equity Incentive Plan.

The 2011 Equity Incentive Plan authorizes the grant of equity-based compensation in the form of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance shares, performance units, and other awards for the purpose of providing Cumulus Media’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance.

The 2011 Equity Incentive Plan is administered by the Compensation Committee. The Compensation Committee may delegate its authority under the 2011 Equity Incentive Plan.

Total awards under the 2011 Equity Incentive Plan are limited to 35,000,000 shares (the “Authorized Plan Aggregate”) of Class A common stock. The 2011 Equity Incentive Plan also provides that: (i) the aggregate number of shares of Class A common stock actually issued or transferred upon the exercise of incentive stock options (“ISOs”) will not exceed 17,500,000 shares; (ii) the number of shares of Class A common stock issued as restricted stock, RSUs, performance shares, performance units and other awards (after taking into account any forfeitures and cancellations) will not, during the term of the 2011 Equity Incentive Plan, in the aggregate exceed 12,000,000 shares of Class A common stock; (iii) no participant will be granted stock options or SARs, in the aggregate, for more than 11,500,000 shares of Class A common stock during any calendar year; (iv) no participant will be granted awards of restricted stock, RSUs, performance shares or other awards that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), in the aggregate, for more than 3,000,000 shares of Class A common stock during any calendar year; and (v) no participant during any calendar year will be granted awards of performance units that are intended to qualify as “qualified performance-based compensation” under Section 162(m) of the Code, in the aggregate, for more than a maximum value of $5,000,000 as of their respective dates of grant.

The 2011 Equity Incentive Plan provides that only shares with respect to awards that expire or are forfeited or cancelled, or shares that were covered by an award the benefit of which is paid in cash instead of shares, will again be available for issuance under the 2011 Equity Incentive Plan. The following shares are not added back to the Authorized Plan Aggregate: (i) shares tendered in payment of a stock option exercise price; (ii) shares withheld by the Company to satisfy tax withholding obligations; and (iii) shares repurchased by the Company with stock option proceeds. Further, all shares covered by a SAR that is exercised and settled in shares, and whether or not all shares are actually issued to the participant upon exercise of the right, will be considered issued or transferred pursuant to the 2011 Equity Incentive Plan.

The 2011 Equity Incentive Plan provides that generally: (i) stock options and SARs may not become exercisable by the passage of time sooner than one-third per year over three years except in the event of retirement, death or disability of a participant or in the event of a change in control (described below); (ii) stock options and SARs that become exercisable upon the achievement of Management Objectives (as defined below) cannot become exercisable sooner than one year from the date of grant except in the event of retirement, death or disability of a participant or in the event of a change in control; (iii) restricted stock and RSUs may not become unrestricted by the passage of time sooner than one-third per year over three years unless restrictions lapse sooner by virtue of retirement, death or disability of a participant or in the event of a change in control; (iv) the period of time within which Management Objectives relating to performance shares and performance units must be achieved will be a minimum of one year, subject to earlier lapse or modification by virtue of retirement, death or disability of a participant or in the event of a change in control; (v) restricted stock and RSUs that vest upon the achievement of Management Objectives cannot vest sooner than one year from the date of grant, but may be subject to earlier lapse or modification by virtue of retirement, death or disability of a participant or in the event of a change in control; and, (vi) as described below, a limited number of awards, however, including restricted stock and RSUs granted to non-employee directors, may be granted without regard to the above minimum vesting periods. Repricing of options and SARs is prohibited without stockholder approval under the 2011 Equity Incentive Plan.

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

As of December 31, 2012, there were outstanding options to purchase a total of 19,855,500 shares of Class A common stock at an exercise price of $4.34 per share under the 2011 Equity Incentive Plan, of which 14,123,850 shares are unvested and 5,731,650 shares are vested.

2008 Equity Incentive Plan

As of December 31, 2012, there were outstanding options to purchase a total of 687,276 shares of Class A common stock at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Equity Incentive Plan. As of December 31, 2012 all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.

2004 Equity Incentive Plan

As of December 31, 2012, there were outstanding options to purchase a total of 34,300 shares of Class A common stock at exercise prices ranging from $9.40 to $14.04 per share under the 2004 Equity Incentive Plan. As of December 31, 2012 all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.

2002 Stock Incentive Plan

As of December 31, 2012, there were outstanding options to purchase a total of 17,250 shares of Class A common stock at exercise prices ranging from $14.62 to $19.25 per share under the 2002 Stock Incentive Plan. As of December 31, 2012 all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.

14. Income Taxes

Income tax expense (benefit) from continuing operations for the years ended December 31, 2012, 2011 and 2010 consisted of the following (dollars in thousands):

	2012	2011	2010
Current income tax (benefit) expense:
Federal	$(411)	$(901)	$—
State and local	3,823	1,600	350

Total current income tax expense	$3,412	$699	$350

Deferred tax (benefit) expense:
Federal	$(15,930)	$(2,234)	$(178)
State and local	(14,034)	(1,778)	1,333

Total deferred tax (benefit) expense	(29,964)	(4,012)	1,155

Total income tax (benefit) expense	$(26,552)	$(3,313)	$1,505

Total income tax expense (benefit) from continuing operations differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2012, 2011 and 2010 due to the following (dollars in thousands):

	2012	2011	2010
Pretax (loss) income at federal statutory rate	$(41,555)	$(2,973)	$8,212
State income tax expense (benefit), net of federal expense (benefit)	4,347	(2,383)	1,602
Acquisition costs	—	1,510	—
Change in state tax rates	(10,985)	(1,523)	1,353
Section 162 disallowance	1,438	335	344
Book gain on equity investment	—	(4,073)	—
Impairment charges on goodwill with no tax basis	35,000	—	—
Decrease in valuation allowance	(14,450)	5,554	(9,832)
Other	(347)	240	(174)

Net income tax (benefit) expense	$(26,552)	$(3,313)	$1,505

During the year ended December 31, 2012 and in accordance with the intra-period tax allocation rules, the Company recorded a total tax benefit of $26.6 million on continuing operations. Under this intra-period allocation rule, continuing operations attracts an amount of tax benefit equal to the lesser of the tax effect of the loss from continuing operations or the tax avoided on the overall pre-tax income from discontinued operations. For 2012, the tax avoided on pre-tax income from discontinued operations was less than the tax effect of the loss from continuing operations.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below (dollars in thousands):

	2012	2011
Current deferred tax assets:
Accounts receivable	$1,613	$3,293
Accrued expenses and other current liabilities	1,896	3,454
Net operating loss	45,564	—

Current deferred tax assets	49,073	6,747

Less: valuation allowance	(23,928)	(2,975)

Net current deferred tax assets	25,145	3,772

Noncurrent deferred tax assets:
Intangible and other assets	43,185	96,525
Property and equipment	6,207	—
Advertising relationships	10,689	21,126
Other liabilities	12,216	54,330
Net operating loss	238,176	259,940

Noncurrent deferred tax assets	310,473	431,921
Less: valuation allowance	(147,125)	(198,263)

Net noncurrent deferred tax assets	163,348	233,658

Noncurrent deferred tax liabilities:
Intangible assets	570,856	632,484
Property and equipment	54,465	54,814
Cancellation of debt income	94,257	98,151
Other	3,688	4,980

Noncurrent deferred tax liabilities	723,266	790,429

Net noncurrent deferred tax liabilities	559,918	556,771

Net deferred tax liabilities	$534,773	$552,999

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

During the year ended December 31, 2012, the Company recorded a deferred tax benefit of $30.0 million on income from continuing operations and is a result of the difference between the total tax benefit of $26.6 million on continuing operations pursuant to the intra-period tax allocation rules and the $3.4 million federal and state current tax expense.

During the year ended December 31, 2011, the Company recorded deferred tax expense of $16.7 million resulting from amortization of broadcast licenses and goodwill that is deductible for tax purposes, but is not amortized in the financial statements. This charge was offset by a $76.7 million deferred tax benefit resulting from the release of valuation allowance resulting from the CMP Acquisitions and Citadel Merger. Deferred tax liabilities other than those associated with indefinite lived intangible assets are considered a source of future taxable income available to recover deferred tax assets. As such, the acquired deferred tax liabilities associated with the assets other than indefinite lived intangible assets allow for the Company to recognize a portion of its pre acquisition deferred tax assets, resulting in a corresponding release of the valuation allowance into the income statement in 2011. Also during 2011 the Company recorded a deferred tax benefit of $1.5 million resulting from the change in state tax rates and a deferred tax benefit of $0.4 million from other miscellaneous adjustments.

During the year ended December 31, 2010, the Company recorded deferred tax expense of $3.6 million generated during the current year, resulting from amortization of broadcast licenses and goodwill that is deductible for tax purposes, but is not amortized in the financial statements.

At December 31, 2012, the Company has federal net operating loss carry forwards available to offset future income of approximately $811.5 million which will expire in the years 2023 through 2032. A portion of these losses are subject to limitations due to ownership changes.

At December 31, 2012, the Company has state net operating loss carry forwards available to offset future income of approximately $2,398.0 million which will expire in the years 2013 through 2032. Of this amount, $393.0 million and $125.0 million were acquired in the Citadel Merger and the CMP Acquisition, respectively. A portion of these losses are subject to limitations due to ownership changes.

In connection with the Citadel Merger, the Company acquired federal net operating losses totaling approximately $262.4 million. Due to the change in control in Citadel, these net operating losses are subject to annual limitations on their usage between $75.9 and $92.0 million per year from 2012 to 2014. In addition, the Citadel Merger triggered a change in control of the Company for tax purposes that will result in the Company’s net operating losses also being subject to annual limitations on their usage. The Company is currently evaluating the extent of these annual limitations.

As of December 31, 2012, the Company continues to maintain a full valuation allowance on its net deferred tax assets. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Accounting for Income Taxes.

Applying such standard as of December 31, 2012, the Company does not believe it is more likely than not that the deferred tax assets will be recognized. In reaching this determination, the Company believes that its history of cumulative losses over the past three calendar years outweighs other positive evidence that it is more likely than not that the Company’s deferred tax assets will be recognized. The Company may release all or a portion of the valuation allowance during 2013. The amount of the valuation allowance released would be reflected in earnings at such time.

The Company continues to record interest and penalties related to unrecognized tax benefits in current income tax expense. The total interest and penalties accrued at December 31, 2012 was $1.3 million. Of this amount $1.1 million was recorded in the Citadel Merger and $0.2 million was recorded to expense during 2012. The total unrecognized tax benefits and accrued interest and penalties at December 31, 2012 was $13.7 million. Of this total, $12.2 million represents the unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. Approximately $13.7 million relates to items which are not expected to change significantly within the next 12 months. Substantially all federal, state, local and foreign income tax returns have been closed for the tax years through 2008; however, the various tax jurisdictions may adjust the Company’s net operating loss carry forwards.

Additionally, during the year, the Company established unrecognized tax benefit liabilities related to the Citadel Merger and the CMP Acquisition. The following table reconciles unrecognized tax benefits during the year:

Balance at January 1, 2010	$6,776
Decreases due to tax positions taken during 2010	(4,670)

Balance at December 31, 2010	$2,106

Decreases due to tax positions taken during 2011	(1,422)
Increases for tax positions related to the CMP Acquisition	245
Increases for tax positions related to the Citadel Acquisition	11,525

Balance at December 31, 2011	$12,454

Decreases due to tax positions taken during 2012	(169)

Balance at December 31, 2012	$12,285

The Company and its subsidiaries file income tax returns in the United States federal jurisdiction and various states and cities.

15. Earnings Per Share (“EPS”)

For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company allocates undistributed net income (loss) from continuing operations after any allocations for preferred stock dividends between each class of common stock on an equal basis as the Third Amended and Restated Charter provides that the holders of each class of common stock have equal rights and privileges, except with respect to voting on certain matters.

Non-vested restricted shares of Class A common stock and the Company Warrants are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock. The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands).

	2012	2011	2010
Basic Earnings Per Share
Numerator:
Undistributed net (loss) income from continuing operations	$(92,177)	$(5,181)	$21,957
Less:
Dividends declared on redeemable preferred stock	13,778	3,646	—
Accretion of redeemable preferred stock	7,117	3,315	—
Participation rights of the Company Warrants in undistributed earnings	—	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—	830

Basic undistributed net income (loss) from continuing operations — attributable to common shares	$(113,072)	$(12,142)	$21,127

Denominator:
Basic weighted average common shares outstanding	162,604	70,890	40,341

Basic (loss) income from continuing operations per share — attributable to common shares	$(0.70)	$(0.17)	$0.52

Diluted Earnings Per Share
Numerator:
Undistributed net (loss) income from continuing operations	$(92,177)	$(5,181)	$21,957
Less:
Dividends declared on redeemable preferred stock	13,778	3,646	—
Accretion of redeemable preferred stock	7,117	3,315	—
Participation rights of the Company Warrants in undistributed net income	—	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—	814

Basic undistributed net (loss) income from continuing operations — attributable to common shares	$(113,072)	$(12,142)	$21,143

Denominator:
Basic weighted average shares outstanding	162,604	70,890	40,341
Effect of dilutive options and warrants	—	—	848

Diluted weighted average shares outstanding	162,604	70,890	41,189

Diluted (loss) income from continuing operations per share — attributable to common shares	$(0.70)	$(0.17)	$0.51

16. Leases

The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $27.2 million, $28.4 million, and $9.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are as follows (in thousands):

Year Ending December 31:
2013	$26,897
2014	23,839
2015	18,825
2016	9,442
2017	11,330
Thereafter	41,190

$131,523

17. Commitments and Contingencies

Future Commitments

Effective December 31, 2009, the Company’s radio music license agreements with the two largest performance rights organizations, The American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired. In January 2010, the Radio Music License Committee (the “RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, filed motions in the New York courts against these organizations on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI. On January 27, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and ASCAP concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement is a $75.0 million industry fee credit against fees previously paid in 2010 and 2011, with such fees to be credited over the remaining period of the contract. The Company began recognizing the ASCAP credits as a reduction in direct operating expenses on January 1, 2012. On August 28, 2012, the Federal District Court for the Southern District of New York approved a settlement between the RMLC and BMI concerning the fees payable covering the period January 1, 2010 through December 31, 2016. Included in the agreement is a $70.5 million industry fee credit against fees previously paid in 2010 and 2011, with such fees immediately available to the industry. The Company recognized a full credit against such fees during 2012 in the amount of approximately $8.3 million.

The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron is approximately $196.0 million and is expected to be paid in accordance with the agreements through December 2017.

The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

The 2011 Credit Facilities contain provisions requiring the Company to use the proceeds from the disposition of assets of the Company to prepay amounts outstanding under the First Lien Facility and the Second Lien Facility (to the extent proceeds remain after the required prepayment of all amounts outstanding under the First Lien Facility), subject to the right of the Company to use such proceeds to acquire, improve or repair assets useful in its business, all within one year from the date of receipt of such proceeds. If and to the extent that the proceeds from the Townsquare Asset Exchange are not otherwise reinvested within the applicable time period, the Company will be required to prepay an equivalent amount of principal outstanding under the 2011 Credit Facilities in accordance with the terms thereof.

The Company has entered into a radio network contractual obligation to guarantee a minimum amount of revenue share to the contractual counter party on certain programming in future years. This guarantee is subject to decreases dependent on clearance targets achieved. As of December 31, 2012, the Company believes that it will meet such minimum obligations.

As described in Note 20, “Subsequent Events” the Company is subject to an increase in purchase price for the acquisition of WFME Station in New York.

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

18. Quarterly Results (Unaudited)

The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2012 and 2011 including discontinued operations (see Note 3 “Discontinued Operations”) (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FOR THE YEAR ENDED DECEMBER 31, 2012
Net revenues	$235,995	$281,041	$275,350	$284,196
Operating income (loss)	30,054	45,132	64,593	(54,974)
(Loss) income from continuing operations before income taxes	(20,493)	(4,561)	14,612	(108,287)
Income (loss) from discontinued operations, net of taxes	20,552	9,906	29,258	(268)
Net (loss) income	(12,126)	8,143	56,045	(84,791)
Basic:
Income (loss) from continuing operations per share	$(0.26)	$(0.05)	$0.10	$(0.51)
Income from discontinued operations per share	$0.14	$0.06	$0.14	$—
Income per share	$(0.12)	$0.01	$0.24	$(0.51)
Diluted:
Income (loss) from continuing operations per share	$(0.26)	$(0.05)	$0.10	$(0.51)
Income from discontinued operations per share	$0.14	$0.06	$0.14	$—
Income per share	$(0.12)	$0.01	$0.24	$(0.51)
FOR THE YEAR ENDED DECEMBER 31, 2011 (1)
Net revenues	$51,667	$62,241	$124,790	$281,265
Operating income (loss)	22,802	14,407	(6,565)	40,542
Income (loss) from continuing operations before income taxes	16,481	771	(14,250)	(11,496)
Income from discontinued operations, net of taxes	57,702	2,152	4,582	4,605
Net income (loss)	16,119	1,341	59,538	(13,138)
Basic:
Income (loss) from continuing operations per share	$(1.02)	$(0.02)	$0.72	$(0.17)
Income from discontinued operations per share	$1.42	$0.05	$0.06	$0.03
Income per share	$0.40	$0.03	$0.78	$(0.14)
Diluted:
Income (loss) from continuing operations per share	$(1.02)	$(0.02)	$0.66	$(0.17)
Income from discontinued operations per share	$1.42	$0.05	$0.06	$0.03
Income per share	$0.40	$0.03	$0.72	$(0.14)

(1)	The results of CMP and Citadel from their respective dates of acquisition, August 1, 2011 and September 16, 2011, respectively.

19. Supplemental Condensed Consolidating Financial Information

At December 31, 2012 Cumulus and certain of its wholly owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

The following tables present (i) condensed consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010, (ii) condensed consolidating balance sheets as of December 31, 2012 and 2011, and (iii) condensed consolidating statements of cash flows for the years ended December 31, 2012 and 2011, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

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

Revision to Prior Period Financial Statements

During the third quarter of 2012, Cumulus Media Inc. determined that it did not properly classify its preferred stock in its supplemental condensed consolidating financial information footnote in previous 2012 interim periods or at December 31, 2011. The Company should have presented the preferred stock balance and related accrued dividends in the Cumulus Media Inc. (Parent Guarantor) column and was inappropriately classified in the Cumulus Media Holdings Inc. (Subsidiary Issuer) column. There was no impact on the consolidated balance sheet, statement of income or statement of cash flows.

During the fourth quarter of 2012, Cumulus Media Inc. determined that it did not properly classify certain intercompany transactions in its supplemental condensed consolidating financial information footnote in previous 2012 interim periods or at December 31, 2011. The Company should have presented the intercompany transactions within financing activities as these transactions had been previously presented in the operating cash flows section of the statement of cash flows. In addition, Cumulus determined that certain intercompany transactions were classified within investment in subsidiaries or additional paid-in capital and have classified such balances as intercompany transactions as either intercompany receivables or intercompany payables depending on the nature of the balance. In the following disclosure, a separate line item entitled “Intercompany transactions, net” is presented on the condensed consolidating balance sheets and statements of cash flows. There was no impact on the consolidated balance sheet, statement of income or statement of cash flows.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the year ended December 31, 2011 and 2010 and will revise the interim condensed consolidating information in future quarterly filings.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2012

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$1,073,901	$—	$—	$1,073,901
Management fees	2,681	—	—	—	—	2,681

Net revenues	2,681	—	1,073,901	—	—	1,076,582
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	658,285	3,226	—	661,511
Depreciation and amortization	2,671	—	139,472	—	—	142,143
LMA fees	—	—	3,556	—	—	3,556
Corporate general and administrative expenses (including stock-based compensation expense of $11,894)	57,438	—	—	—	—	57,438
Realized loss on derivative instrument	—	—	(12)	—	—	(12)
Impairment of intangible assets	—	—	112,435	14,706	—	127,141

Total operating expenses	60,109	—	913,736	17,932	—	991,777

Operating (loss) income	(57,428)	—	160,165	(17,932)	—	84,805

Non-operating (expense) income:
Interest (expense) income, net	(3,708)	(196,036)	1,116	—	—	(198,628)
Loss on early extinguishment of debt	—	(2,432)	—	—	—	(2,432)
Other expense, net	—	—	(2,474)	—	—	(2,474)

Total non-operating (expense) income, net	(3,708)	(198,468)	(1,358)	—	—	(203,534)

(Loss) income from continuing operations before income taxes	(61,136)	(198,468)	158,807	(17,932)	—	(118,729)
Income tax benefit	—	—	39,489	(12,937)	—	26,552

(Loss) income from continuing operations	(61,136)	(198,468)	198,296	(30,869)	—	(92,177)

Income (loss) from discontinued operations, net of taxes	—	—	27,024	32,424	—	59,448

Earnings (loss) from consolidated subsidiaries	28,407	226,875	1,555	—	(256,837)	—

Net (loss) income	$(32,729)	$28,407	$226,875	$1,555	$(256,837)	$(32,729)

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2011

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$517,171	$—	$—	$517,171
Management fees	—	—	2,792	—	—	2,792

Net revenues	—	—	519,963	—	—	519,963
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	314,875	1,378	—	316,253
Depreciation and amortization	1,300	—	49,848	—	—	51,148
LMA fees	—	—	2,525	—	—	2,525
Corporate general and administrative expenses (including stock-based compensation expense of $5,855)	89,828	—	933	—	—	90,761
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Realized loss on derivative instrument	—	—	3,368	—	—	3,368

Total operating expenses	91,128	—	356,271	1,378	—	448,777

Operating (loss) income	(91,128)	—	163,692	(1,378)	—	71,186

Non-operating (expense) income:
Interest (expense) income, net	(9,276)	(78,112)	399	—	—	(86,989)
Loss on early extinguishment of debt	(4,366)	—	—	—	—	(4,366)
Other income, net	—	—	39	—	—	39
Gain on equity investment in Cumulus Media Partners, LLC	11,636	—	—			11,636

Total non-operating (expense) income, net	(2,006)	(78,112)	438	—	—	(79,680)

(Loss) income from continuing operations before income taxes	(91,134)	(78,112)	164,130	(1,378)	—	(8,494)
Income tax benefit (expense)	—	—	17,739	(14,426)	—	3,313

(Loss) income from continuing operations	(91,134)	(78,112)	181,869	(15,804)	—	(5,181)

Income from discontinued operations, net of taxes	—	—	71,950	(2,909)	—	69,041

Earnings (loss) from consolidated subsidiaries	156,994	235,106	(18,713)	—	(373,387)	—

Net income (loss)	$63,860	$156,994	$235,106	$(18,713)	$(373,387)	$63,860

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2010

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$232,494	$—	$—	$232,494
Management fees	4,146	—	—	—	—	4,146

Net revenues	4,146	—	232,494	—	—	236,640
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	142,908	809	—	143,717
Depreciation and amortization	1,614	—	6,600	—	—	8,214
LMA fees	—	—	2,054	—	—	2,054
Corporate general and administrative expenses (including stock-based compensation expense of $2,451)	18,519	—	—	—	—	18,519
Impairment of intangible assets and goodwill	—	—	—	671	—	671
Realized loss on derivative instrument	—	—	1,957	—	—	1,957

Total operating expenses	20,133	—	153,519	1,480	—	175,132

Operating (loss) income	(15,987)	—	78,975	(1,480)	—	61,508

Non-operating (expense) income:
Interest (expense) income, net	(30,306)	—	(1)	—	—	(30,307)
Terminated transaction expense	(7,847)	—	—	—	—	(7,847)
Other income, net	(6)	—	114	—	—	108

Total non-operating (expense) income, net	(38,159)	—	113	—	—	(38,046)

(Loss) income from continuing operations before income taxes	(54,146)	—	79,088	(1,480)	—	23,462
Income tax expense	—	—	(350)	(1,155)	—	(1,505)

(Loss) income from continuing operations	(54,146)	—	78,738	(2,635)	—	21,957

Income from discontinued operations, net of taxes	—	—	8,538	(1,093)	—	7,445
Earnings (loss) from consolidated subsidiaries	83,548	—	(3,728)	—	(79,820)	—

Net income (loss)	$29,402	$—	$83,548	$(3,728)	$(79,820)	$29,402

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2012

(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,599	$—	$6,451	$—	$—	$88,050
Restricted cash	5,921	—	—	—	—	5,921
Accounts receivable, less allowance for doubtful accounts of $4,131	—	—	207,563	—	—	207,563
Trade receivable	—	—	6,104	—	—	6,104
Prepaid expenses and other current assets	6,928	—	38,553	—	—	45,441

Total current assets	94,448	—	258,671	—	—	353,119
Property and equipment, net	4,690	—	251,213	—	—	255,903
Broadcast licenses	—	—	—	1,602,373	—	1,602,373
Other intangible assets, net	—	—	258,303	—	—	258,303
Goodwill	—	—	1,195,594	—	—	1,195,594
Investment in consolidated subsidiaries	415,573	3,354,891	1,127,135	—	(4,897,599)	—
Intercompany receivables	—	—	471,329	—	(471,329)	—
Other assets	11,605	47,818	18,860	—	—	78,283

Total assets	$526,316	$3,402,709	$3,581,105	$1,602,373	$(5,368,928)	$3,743,575

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$10,690	$8,213	$83,683	$—	$—	$102,586
Trade payable	—	—	4,803	—	—	4,803
Current portion of long-term debt	—	76,468	—	—	—	76,468
Other current liabilities	—	—	11,386	—	—	11,386

Total current liabilities	10,690	84,681	99,872	—	—	195,243
Long-term debt, excluding 7.75% senior notes	—	2,014,599	—	—	—	2,014,599
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	3,651	—	41,662	—	—	45,313
Intercompany payables	193,473	277,856	—	—	(471,329)	—
Deferred income taxes	—	—	84,680	475,238	—	559,918

Total liabilities	207,814	2,987,136	226,214	475,238	(471,329)	3,425,073

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding	71,869	—	—	—	—	71,869

Total redeemable preferred stock	71,869	—	—	—	—	71,869

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 182,682,073 shares issued and outstanding	1,827	—	—	—	—	1,827
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,162,676 shares	(252,001)	—	—	—	—	(252,001)
Additional paid-in-capital	1,514,849	232,964	3,853,001	2,099,514	(6,185,478)	1,514,849
Accumulated (deficit) equity	(1,018,202)	182,609	(498,110)	(972,379)	1,287,879	(1,018,202)

Total stockholders’ equity (deficit)	246,633	415,573	3,354,891	1,127,135	(4,897,599)	246,633
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$526,316	$3,402,709	$3,581,105	$1,602,373	$(5,368,928)	$3,743,575

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,714	$—	$18,878	$—	$—	$30,592
Restricted cash	3,854	—	—	—	—	3,854
Accounts receivable, less allowance for doubtful accounts of $2,765	—	—	236,804	—	—	236,804
Trade receivable	—	—	5,967	—	—	5,967
Compensation held in trust	24,807	—	—	—	—	24,807
Prepaid expenses and other current assets	3,750	—	17,554	1,011	—	22,315

Total current assets	44,125	—	279,203	1,011	—	324,339
Property and equipment, net	6,555	—	271,515	—	—	278,070
Broadcast licenses	—	—	—	1,625,415	—	1,625,415
Other intangible assets, net	—	—	390,509	—	—	390,509
Goodwill	—	—	1,334,512	—	—	1,334,512
Investment in consolidated subsidiaries	590,729	3,476,698	1,157,317	—	(5,224,744)	—
Intercompany receivables	—	—	226,041	—	(226,041)	—
Other assets	13,577	55,176	18,993	—	—	87,746

Total assets	$654,986	$3,531,874	$3,678,090	$1,626,426	$(5,450,785)	$4,040,591

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$60,345	$12,496	$87,070	$275	$—	$160,186
Trade payable	—	—	4,999	—	—	4,999
Current portion of long-term debt	—	13,250	—	—	—	13,250

Total current liabilities	60,345	25,746	92,069	275	—	178,435
Long-term debt, excluding 7.75% senior notes	—	2,227,287	—	—	—	2,227,287
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	42,552	—	21,386	—	—	63,938
Intercompany payables	147,929	78,112	—	—	(226,041)	—
Deferred income taxes	—	—	87,937	468,834	—	556,771

Total liabilities	250,826	2,941,145	201,392	469,109	(226,041)	3,636,431

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 125,000 shares issued and outstanding	113,447	—	—	—	—	113,447

Total redeemable preferred stock	113,447	—	—	—	—	113,447

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 160,783,484 shares issued and 137,085,813 shares outstanding	1,608	—	—	—	—	1,608
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 12,439,667 shares issued and outstanding	124	—	—	—	—	124
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 23,697,671 shares	(251,666)	—	—	—	—	(251,666)
Additional paid-in-capital	1,526,114	433,735	4,198,891	2,131,251	(6,763,877)	1,526,114
Accumulated (deficit) equity	(985,473)	156,994	(722,193)	(973,934)	1,539,133	(985,473)

Total stockholders’ equity (deficit)	290,713	590,729	3,476,698	1,157,317	(5,224,744)	290,713

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$654,986	$3,531,874	$3,678,090	$1,626,426	$(5,450,785)	$4,040,591

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2012

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(32,729)	$28,407	$226,875	$1,555	$(256,837)	$(32,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,671	—	140,632	—	—	143,303
Amortization of debt issuance costs/discounts	—	10,130	—	—	—	10,130
Provision for doubtful accounts	—	—	3,694	—	—	3,694
Gain on sale of assets or stations	—	—	2,277	—	—	2,277
Gain on exchange of assets or stations	—	—	(37,990)	(24,977)	—	(62,967)
Impairment of intangible assets	—	—	127,141	—	—	127,141
Fair value adjustment of derivative instruments	332	—	(12)	—	—	320
Deferred income taxes	—	—	(28,681)	10,454	—	(18,227)
Stock-based compensation expense	11,893	—	—	—	—	11,893
Loss on early extinguishment of debt	—	2,432	—	—	—	2,432
Earnings from consolidated subsidiaries	(28,407)	(226,875)	(1,555)	—	256,837	—
Changes in assets and liabilities	(80,084)	3,075	68,496	736	—	(7,777)

Net cash (used in) provided by operating activities	(126,324)	(182,831)	500,877	(12,232)	—	179,490
Cash flows from investing activities:
Restricted cash	(2,067)	—	—	—	—	(2,067)
Proceeds from sale of assets or stations	1,897	—	—	—	—	1,897
Capital expenditures	(722)	—	(5,885)	—	—	(6,607)
Proceeds from exchange of assets or stations	—	—	114,918	—	—	114,918
Acquisitions less cash acquired	—	—	(9,998)	—	—	(9,998)

Net cash (used in) provided by investing activities	(892)	—	99,035	—	—	98,143
Cash flows from financing activities:
Intercompany transactions, net	263,963	336,144	(612,339)	12,232	—	—
Repayments of borrowings under revolving credit facilities	—	(174,313)	—	—	—	(174,313)
Tax withholding payments on behalf of employees	(1,952)	—	—	—	—	(1,952)
Preferred stock dividends	(15,017)	—	—	—	—	(15,017)
Proceeds from exercise of warrants	142	—	—	—	—	142
Proceeds from borrowings under term loans and revolving credit facilities		21,000	—	—	—	21,000
Deferred financing costs	(802)	—	—	—	—	(802)
Redemption of preferred stock	(49,233)	—	—	—	—	(49,233)

Net cash provided by (used in) financing activities	197,101	182,831	(612,339)	12,232	—	(220,175)
Increase (decrease) in cash and cash equivalents	69,885	—	(12,427)	—	—	57,458
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592

Cash and cash equivalents at end of period	$81,599	$—	$6,451	$—	$—	$88,050

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$63,860	$156,994	$235,106	$(18,713)	$(373,387)	$63,860
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	1,300	—	51,143	—	—	52,443
Amortization of debt issuance costs/discounts	434	4,366	—	—	—	4,800
Provision for doubtful accounts	—	—	2,736	—	—	2,736
Loss on sale of assets or stations	—	—	43	—	—	43
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Fair value adjustment of derivative instruments	(3,582)	—	3,368	—	—	(214)
Deferred income taxes	—	—	(79,327)	17,334	—	(61,993)
Stock- based compensation expense	5,855	—	—	—	—	5,855
Other	(1,318)					(1,318)
Loss on early extinguishment of debt	4,366	—	—	—	—	4,366
Gain on equity investment in Cumulus Media Partners, LLC	(11,636)	—	—	—	—	(11,636)
Earnings from consolidated subsidiaries	(156,994)	(235,106)	18,713	—	373,387	—
Changes in assets and liabilities	(58,976)	16,218	70,978	(133)	—	28,087

Net cash (used in) provided by operating activities	(156,691)	(57,528)	287,482	(1,512)	—	71,751
Cash flows from investing activities:
Restricted cash	(394)					(394)
Acquistions less cash acquired	(2,024,172)	—	—	—	—	(2,024,172)
Capital expenditures	(1,655)	—	(5,035)	—	—	(6,690)

Net cash used in investing activities	(2,026,221)	—	(5,035)	—	—	(2,031,256)
Cash flows from financing activities:
Intercompany transactions, net	3,044,971	(2,782,738)	(263,745)	1,512	—	—
Repayment of borrowings under term loans and revolving credit facilities	(1,264,676)	—	—	—	—	(1,264,676)
Tax withholding payments on behalf of employees	(935)					(935)
Preferred stock dividends	—	(521)	—	—	—	(521)
Proceeds from issuance of 7.75% senior notes due 2019	—	610,000	—	—	—	610,000
Proceeds from borrowings under term loans and revolving credit facilities	—	2,315,145				2,315,145
Proceeds from sale of equity securities	475,000	—	—	—	—	475,000
Financing costs paid in connection with the sale of equity securities	(30,978)	—	—	—	—	(30,978)
Redemption of CMP preferred stock	(41,565)					(41,565)
Exercise of warrants	171	—	—	—	—	171
Debt discount fees	—	(25,460)	—	—	—	(25,460)
Deferred financing costs	—	(58,898)	—	—	—	(58,898)

Net cash provided by (used in) financing activities	2,181,988	57,528	(263,745)	1,512		1,977,283
(Decrease) increase in cash and cash equivalents	(924)	—	18,702	—	—	17,778
Cash and cash equivalents at beginning of period	12,638	—	176	—	—	12,814

Cash and cash equivalents at end of period	$11,714	$—	$18,878	$—	$—	$30,592

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2010

(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$29,402	$—	$83,548	$(3,728)	$(79,820)	$29,402
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,614	—	7,484	—	—	9,098
Amortization of debt issuance costs/discount	1,248	—	—	—	—	1,248
Provision for doubtful accounts	—	—	1,271	—	—	1,271
Loss on sale of assets or stations	—	—	(116)	—	—	(116)
Fair value adjustment of derivative instruments	(11,956)	—	1,957	—	—	(9,999)
Impairment of intangible assets and goodwill	—	—	—	671	—	671
Deferred income taxes	—	—	(727)	4,156	—	3,429
Non-cash stock compensation	2,451	—	—	—	—	2,451
(Loss) earnings from consolidated subsidiaries	(83,548)	—	3,728	—	79,820	—
Changes in assets and liabilities, net of effects of acquisitions/dispositions	10,479	—	(5,191)	(5)	—	5,283

Net cash (used in) provided by operating activities	(50,310)	—	91,954	1,094	—	42,738
Cash flows from investing activities:
Proceeds from sale of assets or radio stations	—	—	296	—	—	296
Purchases of intangible assets	—	—	(246)	—	—	(246)
Capital expenditures	(925)	—	(1,550)	—	—	(2,475)

Net cash used in investing activities	(925)	—	(1,500)	—	—	(2,425)
Cash flows from financing activities:
Intercompany transactions, net	95,922	—	(94,828)	(1,094)	—	—
Repayments of borrowings from bank credit facility	(43,136)	—	—	—	—	(43,136)
Tax withholding paid on behalf of employees	(343)	—	—	—	—	(343)
Other	(244)	—	—	—	—	(244)

Net cash provided by (used in) financing activities	52,199	—	(94,828)	(1,094)	—	(43,723)
Increase (decrease) in cash and cash equivalents	964	—	(4,374)	—	—	(3,410)
Cash and cash equivalents at beginning of period	11,674	—	4,550	—	—	16,224

Cash and cash equivalents at end of period	$12,638	$—	$176	$—	$—	$12,814

20. Subsequent Event

On January 9, 2013 the Company completed its previously announced asset exchange agreement with Family Stations, Inc. pursuant to which it exchanged its WDVY station in New York plus $40.0 million in cash for Family Stations’ WFME station in Newark, New Jersey. The transaction is part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters. The total purchase price is subject to increases of up to $10.0 million, for a total purchase price of $50.0 million dependent on location and FCC radio station class changes. Due to the timing of the closing, the Company was unable to complete the purchase accounting associated with the asset exchange as of the date of this report.

On January 28, 2013, the Company completed the AR Broadcasting Asset Purchase, acquiring KMJK-FM for a purchase price of $5.6 million. Due to the timing of the closing, the Company was unable to complete the purchase accounting associated with the purchase as of the date of this Form 10-K.

SCHEDULE II

CUMULUS MEDIA INC.

FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Provision for Doubtful Accounts	Applications	Balance at End of Year
Allowance for doubtful accounts
2012	$2,765	$3,694	$(2,328)	$4,131
2011	1,115	2,736	(1,086)	2,765
2010	1,166	1,271	(1,322)	1,115
Valuation allowance on deferred taxes
2012	$201,238	$—	$(21,865)	$171,053
2011	256,800	21,138	(76,700)	201,238
2010	267,804	—	(11,004)	256,800

S-1

EXHIBIT INDEX

21.1	Subsidiaries of Cumulus Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Cumulus Media Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Deficit and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.