Form 10-Q
period 2013-03-31
CUMULUS MEDIA INC
filed 2013-05-07
CIK 1058623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2013, the registrant had 175,963,810 outstanding shares of common stock consisting of (i) 159,893,995 shares of Class A common stock; (ii) 15,424,944 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$82,806	$88,050
Restricted cash	6,096	5,921
Accounts receivable, less allowance for doubtful accounts of $3,882 and $4,131 at March 31, 2013 and December 31, 2012, respectively	164,099	207,563
Trade receivable	5,926	6,104
Prepaid expenses and other current assets	47,299	45,481

Total current assets	306,226	353,119
Property and equipment, net	251,459	255,903
Broadcast licenses	1,642,044	1,602,373
Other intangible assets, net	236,850	258,761
Goodwill	1,205,166	1,195,594
Other assets	75,985	77,825

Total assets	$3,717,730	$3,743,575

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$100,651	$102,586
Trade payable	4,754	4,803
Current portion of long-term debt	48,868	76,468
Other current liabilities	10,648	11,386

Total current liabilities	164,921	195,243
Long-term debt, excluding 7.75% senior notes	2,039,647	2,014,599
7.75% senior notes	610,000	610,000
Other liabilities	43,884	45,313
Deferred income taxes	550,346	559,918

Total liabilities	3,408,798	3,425,073

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding at both March 31, 2013 and December 2012	72,368	71,869

Total redeemable preferred stock	72,368	71,869

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 183,772,345 and 182,682,073 shares issued, and 159,505,841 and 158,519,394 shares outstanding, at March 31, 2013 and December 31, 2012, respectively	1,838	1,827
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding at both March 31, 2013 and December 31, 2012	154	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both March 31, 2013 and December 31, 2012	6	6
Treasury stock, at cost, 24,266,504 and 24,162,676 shares at March 31, 2013 and December 31, 2012, respectively	(252,341)	(252,001)
Additional paid-in-capital	1,514,098	1,514,849
Accumulated deficit	(1,027,191)	(1,018,202)

Total stockholders’ equity	236,564	246,633

Total liabilities, redeemable preferred stock and stockholders’ equity	$3,717,730	$3,743,575

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Broadcast revenues	$232,872	$235,965
Management fees	—	30

Net revenues	232,872	235,995
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	164,172	153,627
Depreciation and amortization	28,930	34,882
LMA fees	969	839
Corporate general and administrative expenses (including stock-based compensation expense of $2,663 and $6,978 in 2013 and 2012, respectively)	13,866	16,692
Loss on station sale	1,309	—
Gain on derivative instrument	(738)	(88)

Total operating expenses	208,508	205,952

Operating income	24,364	30,043

Non-operating (expense) income:
Interest expense, net	(44,252)	(50,803)
Other income, net	133	262

Total non-operating expense, net	(44,119)	(50,541)

Loss from continuing operations before income taxes	(19,755)	(20,498)
Income tax benefit	10,767	7,892

Loss from continuing operations	(8,988)	(12,606)
Income from discontinued operations, net of taxes	—	476

Net loss	(8,988)	(12,130)
Less: dividends declared and accretion of redeemable preferred stock	3,152	5,700

Loss attributable to common shareholders	$(12,140)	$(17,830)

Basic and diluted loss per common share (see Note 12, “Earnings Per Share”):
Basic: Loss from continuing operations per share	$(0.07)	$(0.13)

Income from discontinued operations per share	$—	$0.01

Loss per share	$(0.07)	$(0.12)

Diluted: Loss from continuing operations per share	$(0.07)	$(0.13)

Income from discontinued operations per share	$—	$0.01

Loss per share	$(0.07)	$(0.12)

Weighted average basic common shares outstanding	174,748,001	149,369,152

Weighted average diluted common shares outstanding	174,748,001	149,369,152

See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,988)	$(12,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,930	35,678
Amortization of debt issuance costs/discounts	2,624	2,974
Provision for doubtful accounts	529	3,361
Loss (gain) on sale of assets or stations	1,309	(262)
Fair value adjustment of derivative instruments	(733)	(3)
Deferred income taxes	(9,573)	(5,980)
Stock-based compensation expense	2,663	6,978
Changes in assets and liabilities:
Accounts receivable	42,933	42,186
Trade receivable	178	(28)
Prepaid expenses and other current assets	(1,864)	(611)
Other assets	252	(124)
Accounts payable and accrued expenses	(1,945)	(9,425)
Trade payable	(49)	(325)
Other liabilities	(1,460)	(2,011)

Net cash provided by operating activities	54,806	60,278
Cash flows from investing activities:
Proceeds from sale of assets or stations	467	322
Acquisitions less cash acquired	(52,066)	—
Restricted cash	(175)	—
Capital expenditures	(1,986)	(1,122)

Net cash used in investing activities	(53,760)	(800)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(3,313)	(54,000)
Tax withholding payments on behalf of employees for stock based compensation	(337)	(1,346)
Preferred stock dividends	(2,652)	(3,125)
Proceeds from exercise of warrants	12	34

Net cash used in financing activities	(6,290)	(58,437)
(Decrease) increase in cash and cash equivalents	(5,244)	1,041
Cash and cash equivalents at beginning of period	88,050	30,592

Cash and cash equivalents at end of period	$82,806	$31,633

Supplemental disclosures of cash flow information:
Interest paid	$28,692	$37,037
Income taxes paid (refunds)	(270)	107
Supplemental disclosures of non-cash flow information:
Compensation held in trust	—	24,807
Trade revenue	4,915	6,832
Trade expense	4,771	6,432

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Nature of Business

Cumulus Media believes it is the largest pure-play radio broadcaster in the United States based on number of stations. At March 31, 2013, Cumulus Media owned or operated approximately 520 radio stations (including under local marketing agreements, or “LMAs”) in 108 United States media markets and a nationwide radio network serving over 5,000 stations.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three months ended March 31, 2013, the cash flows for the three months ended March 31, 2013 and the Company’s financial condition as of March 31, 2013, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2013.

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

Revisions to Prior Period Financial Statements

In connection with the preparation of the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013, the Company identified an error in the Quarterly Results (Unaudited) footnote included in the Company’s 2012 Annual Report on Form 10-K. Upon completion of the Company’s evaluation of the error, it was determined that “Income from discontinued operations, net of tax” as presented for the fourth quarter of 2012 improperly excluded the effect of taxes while “Income from discontinued operations, net of tax” as presented for the first quarter of 2012 improperly included the effect of taxes related to the fourth quarter of 2012. The errors had no impact on net income of the consolidated financial statements for the year ended December 31, 2012 or on any other periods or disclosures previously presented.

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company elected to present herein the revised financial information for the three months ended March 31, 2012 and December 31, 2012.

The following tables present the effect of this revision on all disclosures and periods affected.

	First Quarter	First Quarter	First Quarter
	As Previously Reported	Adjustment	As Revised
FOR THE YEAR ENDED DECEMBER 31, 2012
Income from discontinued operations, net of taxes	$20,552	$(20,076)	$476
Income from discontinuing operations per share	$0.14	$(0.13)	$0.01

	Fourth Quarter	Fourth Quarter	Fourth Quarter
	As Previously Reported	Adjustment	As Revised
FOR THE YEAR ENDED DECEMBER 31, 2012
(Loss) income from discontinued operations, net of taxes	$(268)	$20,076	$19,808
Income from discontinuing operations per share	$—	$0.11	$0.11

The error had no impact on net income for the year ended December 31, 2012 or on any other periods or disclosures previously presented.

Recent Accounting Pronouncements

ASU 2012-02. In July 2012, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02. The amendments in this ASU give companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It is effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on the Company’s interim financial statements.

ASU 2013-01. In January 2013, the FASB issued ASU 2013-01 which provides scope clarification related to the previously issued ASU 2011-11. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of their financial statements to understand the effect of those arrangements on the Company’s financial position. The ASU is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on the Company’s interim financial statements.

ASU 2013-02. In February 2013, the FASB issued ASU 2013-02 which amends existing guidance by requiring that additional information be disclosed about items reclassified (“reclassification adjustments”) out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income (for example unrealized gains or losses on available-for-sale securities or foreign currency items) and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts The ASU is required to be applied prospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on the Company’s interim financial statements.

ASU 2013-04. In February 2013, the FASB issued ASU 2013-04 which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This ASU is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the impact, if any, on the consolidated financial statements.

2. Acquisitions and Dispositions

2013 Acquisitions

WFME Asset Exchange

On January 8, 2013 the Company completed its previously announced asset exchange (the “WFME Asset Exchange”) with Family Stations, Inc. pursuant to which it exchanged its WDVY station in New York plus $40.0 million in cash for Family Stations’ WFME station in Newark, New Jersey. The total purchase price is subject to additional contingent cash consideration of $10 million payable to the sellers if certain future conditions are met as detailed in the purchase agreement. We have estimated the fair value of the contingent consideration to be less than $0.1 million as of March 31, 2013. Any future change in the estimated fair value of the contingent consideration, during the contingency period, will be recorded in the Company’s results of operations in the period of such change. This acquisition provided Cumulus with a radio station in the United States’ largest media market, for the national NASH entertainment brand based on the country music lifestyle.

The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the WFME Asset Exchange (dollars in thousands):

Allocation	Amount
Other assets	$1,460
Goodwill	11,461
Broadcast licenses	27,100
Plant, property, and equipment, net	62

Total purchase price	40,083
Less: Cash consideration	(40,000)
Less: Carrying value of station transferred	(52)
Less: Contingent consideration	(31)

Gain on asset exchange	$—

The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10.0%. Goodwill was equal to the difference between the purchase price and value assigned to tangible and intangible assets and liabilities. $11.4 million of the acquired goodwill is deductible for tax purposes. The indefinite-lived intangible assets acquired in the WFME Asset Exchange consists of broadcast licenses and goodwill.

Pamal Broadcasting Asset Purchase

On January 17, 2013, the Company completed the Pamal Broadcasting Asset Purchase, acquiring WMEZ-FM and WXBM-FM for a purchase price of $6.5 million.

Revenues of $0.4 million attributable to the Pamal Broadcasting Asset Purchase were included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2013

The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired in the Pamal Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Plant, property, and equipment, net	$783
Broadcast licenses	5,700

Total purchase price	$6,483

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

In conjunction with this Asset Exchange, the Company recorded a gain of $63.0 million, which is included within discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the year ended December 31, 2012.

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

AR Broadcasting Asset Purchase

On September 25, 2012, the Company, through its subsidiaries, entered into an asset purchase agreement with AR Broadcasting, LLC, AR Licensing, LLC, CMP KC Corp. and CMP Houston-KC, LLC to acquire the KCHZ-FM and KMJK-FM radio stations operated in the Kansas City market for an aggregate purchase price of $18.1 million.

On December 6, 2012, the Company completed the acquisition of KCHZ-FM (“KCHZ Acquisition”), a radio station operated in the Kansas City market, for a purchase price of $11.2 million. The Company paid $10.0 million in cash at closing with the remaining $1.2 million paid in January 2013 with the closing of KMJK-FM.

On January 28, 2013, the Company completed the AR Broadcasting Asset Purchase, acquiring KMJK-FM for a purchase price of $6.9 million.

Revenues of $0.5 million attributable to the AR Broadcasting Asset Purchase were included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2013.

The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the AR Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Current assets	$93
Plant, property, and equipment, net	1,256
Other assets	23
Broadcast licenses	16,850
Current liabilities	(152)

Total purchase price	$18,070

The indefinite lived intangible assets acquired in the acquisition consist of broadcast licenses.

The following pro forma information assumes the Townsquare Asset Exchange occurred as of January 1, 2012. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had the Townsquare Asset Exchange actually occurred on January 1, 2012 or on any other historical dates, nor is it reflective of the Company’s expected actual financial position or results of operations for any future period (dollars in thousands):

Unaudited Supplemental Pro Forma Data
Three Months Ended March 31,
Description	2012
Net revenue	$238,527
Net loss	(12,754)

The pro forma financial information set forth above for the three months ended March 31, 2012 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the Townsquare Asset Exchange; (ii) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.

Completed Dispositions

The company did not complete any material dispositions during the three months ended March 31, 2013 or 2012.

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

Components of Results of Discontinued Operations

For the three months ended March 31, 2013 and 2012, income from discontinued operations was as follows (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Discontinued operations:
Net revenue	$—	$9,321
Operating income	—	2,392

Income from discontinued operations before taxes	—	2,392
Income tax expense	—	(1,916)

Income from discontinued operations	$—	$476

4. Restricted Cash

As of March 31, 2013 and December 31, 2012, the Company’s balance sheet included approximately $6.1 million and $5.9 million in restricted cash, of which $2.3 million related to a cash reserve from the Company’s previously completed acquisition of Citadel Broadcasting Company (“Citadel”) (the “Citadel Merger”). The reserve is expected to be used to satisfy the remaining allowed, disputed or not reconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. For both periods, at March 31, 2013, and December 31, 2012 $0.6 million of the restricted cash balance relates to securing the maximum exposure generated by automated clearing house transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash. At March 31, 2013 and December 31, 2012 $3.2 million and 0.7 million of the restricted cash balance relates to collateral on the Company’s letters of credit. At December 31, 2012, amounts held in escrow related to pending acquisitions were $2.3 million.

5. Intangible Assets and Goodwill

The following table presents the changes in intangible assets other than goodwill, and goodwill respectively during the periods from January 1, 2012 to December 31, 2012 and January 1, 2013 to March 31, 2013, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2012	$1,625,415	$390,509	$2,015,924
Purchase price allocation adjustments	—	(1,027)	(1,027)
Acquisition	22,253	376	22,629
Impairment	(14,706)	(12,435)	(27,141)
Disposition	(30,589)	(6,880)	(37,469)
Amortization	—	(112,240)	(112,240)

Balance as of December 31, 2012	1,602,373	258,303	1,860,676
Acquisition	41,195	—	41,195
Disposition	(1,524)	—	(1,524)
Amortization	—	(21,453)	(21,453)

Balance as of March 31, 2013	$1,642,044	$236,850	$1,878,894

The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2013 to March 31, 2013 and January 1, 2012 to March 31, 2012, and balances as of such dates (dollars in thousands):

	2013	2012
Goodwill:
Balance as of January 1:	$1,525,335	$1,564,253
Accumulated impairment losses	(329,741)	(229,741)

Subtotal	1,195,594	1,334,512
Acquisition	11,461	—
Purchase price allocation adjustments		784
Finalization of purchase accounting for fourth quarter 2012 acquisitions	(1,889)	—
Disposition	—	(105)
Balance as of March 31:
Goodwill	1,534,907	1,564,932
Accumulated impairment losses	(329,741)	(229,741)

Total	$1,205,166	$1,335,191

The Company has significant intangible assets recorded and these intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. The Company reviews the carrying value of its indefinite lived intangible assets and goodwill at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

In connection with each of the WFME Asset Exchange, the Pamal Broadcasting Asset Purchase, and the AR Broadcasting Asset Purchase, the Company made certain allocations of the purchase price paid therein among each of the tangible and intangible assets and liabilities acquired, including goodwill. Such purchase price allocations are preliminary and subject to change during the respective measurement periods. Any such changes could be material, and could result in significantly different allocations from those contained in the tables above.

6. Derivative Financial Instruments

The Company’s derivative financial instruments consist of the following:

Interest Rate Cap

On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 include long term-assets of less than one hundred thousand dollars attributable to the fair value of the interest rate cap. The Company reported interest expense of $0.0 million and $0.1 million during the three months ended March 31, 2013, and March 31, 2012 respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.

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

The unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 reflect other current liabilities of $10.6 million and $11.4 million to include the fair value of the Green Bay Option. The Company recorded $0.7 million and $0.1 million in gains on derivative instruments associated with marking to market the Green Bay Option to reflect the fair value of the option during each of the three months ended March 31, 2013 and 2012, respectively.

The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table:

Information on the Location and Amounts of Derivatives Fair Values in the

Consolidated Balance Sheets (dollars in thousands)

		Fair Value
Derivative Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate cap	Other long-term assets	$40	$44
Green Bay Option	Other current liabilities	(10,648)	(11,386)

	Total	$(10,608)	$(11,342)

The location and effect of derivatives in the statements of operations are shown in the following table (dollars in thousands):

		Recognized on Derivatives
		For the Three Months Ended March 31,
Derivative Instruments	Statement of Operations Location	2013	2012
Interest rate cap	Interest expense	$5	$85
Green Bay Option	Gain on derivative instrument	(738)	(88)

	Total	$(733)	$(3)

7. Long-Term Debt

The Company’s long-term debt consisted of the following as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013	December 31, 2012
Term loan and revolving credit facilities:
First Lien Term Loan	$1,318,375	$1,321,687
Second Lien Term Loan	790,000	790,000
Revolving Credit Facility	—	—
Less: Term loan discount	(19,860)	(20,620)

Total term loan and revolving credit facilities	2,088,515	2,091,067
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	(48,868)	(76,468)

Long-term debt, net	$2,649,647	$2,624,599

First Lien and Second Lien Credit Facilities

On September 16, 2011, the Company entered into a (i) First Lien Credit Agreement (as amended and restated the “First Lien Facility”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan as Administrative Agent, UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents, and U.S. Bank National Association and Fifth Third Bank, as Co-Documentation Agents; and (ii) Second Lien Credit Agreement (the “Second Lien Facility” and, together with the First Lien Facility, the “2011 Credit Facilities”), among the Company, Cumulus Holdings, as Borrower, certain lenders, JPMorgan, as Administrative Agent, and UBS, Macquarie, Royal Bank of Canada and ING Capital LLC, as Co-Syndication Agents.

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

Borrowings under the First Lien Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 3.5% on LIBOR-based borrowings and 2.5% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% for the First Lien Term Loan and 1.0% for the Revolving Credit Facility. Base Rate-based borrowings are subject to a Base Rate Floor of 2.25% for the First Lien Term Loan and 2.0% for the Revolving Credit Facility. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan, as established from time to time, and (iii) 30 day LIBOR plus 1.0%. The First Lien Term Loan amortizes at a per annum rate of 1.0% of the original principal amount of the First Lien Term Loan, payable quarterly, which commenced on March 31, 2012, with the balance payable on the maturity date. Amounts outstanding under the Revolving Credit Facility are due and payable on the maturity date.

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

At March 31, 2013, borrowings under the First Lien Term Loan bore interest at 4.5% per annum and borrowings under the Second Lien Term Loan bore interest at 7.5% per annum. Effective December 8, 2011, the Company entered into the Interest Rate Cap with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of the Company’s LIBOR based term loans at a maximum of 3.0% per annum. The Interest Rate Cap matures on December 8, 2015. See Note 5, “Derivative Financial Instruments” for additional information.

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

In the event amounts are outstanding under the Revolving Credit Facility, the First Lien Facility requires compliance with a consolidated total net leverage ratio. At March 31, 2013, this ratio would have been 6.5 to 1.0. Such ratio will be reduced in future periods if amounts are outstanding under the Revolving Credit Facility at an applicable date. The Second Lien Facility does not contain any financial covenants. At March 31, 2013, if we were subject to compliance with this ratio, we would not have been in compliance therewith. As a result borrowings under the revolving credit facility were not available at that date.

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

Based upon the calculation of excess cash flow at December 31, 2012, the Company was required to make a mandatory prepayment on the First Lien Term Loan. Due to certain rights retained by the lenders to decline proportionate shares of such prepayments, the final prepayment amount was reduced from $63.2 million to $35.6 million of which a portion was applied to the Second Lien Term Loan. The prepayment was made on April 1, 2013 and has been classified in the current portion of long-term debt caption of the condensed consolidated balance sheet.

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

Interest on the 7.75% Senior Notes is payable on each May 1 and November 1 of each year. The 7.75% Senior Notes mature on May 1, 2019.

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

For the three months ended March 31, 2013 and 2012 the Company recorded an aggregate of $2.6 million and $3.0 million, respectively, of amortization of debt discount and debt issuance costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of March 31, 2013 and December 31, 2012 were as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2013 Date Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate cap (1)	$40	$—	$40	$—

Total assets	$40	$—	$40	$—

Financial liabilities:
Other current liabilities
Green Bay Option (4)	$(10,648)	$—	$—	$(10,648)
Contingent consideration (5)	(31)			(31)

Total liabilities	$(10,679)	$—	$—	$(10,679)

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate cap (1)	$44	$—	$44	$—
Non-financial assets:
Goodwill (2)	$131,997			$131,997
Broadcast licenses (3)	$384,350			$384,350

Total assets	$516,391	$—	$44	$516,347

Financial liabilities:
Other current liabilities
Green Bay Option (4)	$(11,386)	$—	$—	$(11,386)

Total liabilities	$(11,386)	$—	$—	$(11,386)

(1)	The Company’s only derivative financial instrument is the Interest Rate Cap pursuant to which the Company pays a fixed interest rate on a $71.3 million notional amount of its term loans. The fair value of the Interest Rate Cap is determined based on discounted cash flow analysis on the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.
(2)	In accordance with the provisions of ASC 350, goodwill with a carrying amount of $232.0 million was written down to its implied fair value of $132.0 million, resulting in an impairment charge of $100.0 million, which was included in earnings for the year ended December 31, 2012.
(3)	In accordance with the provisions of ASC 350, FCC licenses with a carrying amount of $399.1 million was written down to its fair value of $384.4 million, resulting in an impairment charge of $14.7 million, which has been included in earnings for the year ended December 31, 2012.
(4)	The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a Level 3 measurement). The fair value represents an estimate of the net amount that the Company would pay if the option was transferred to another party as of the date of the valuation. The option valuation incorporates a credit risk adjustment to reflect the probability of default by the Company.
(5)	The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement). Contingent consideration represents the fair value of the additional cash consideration to be paid to the sellers of the assets purchased as part of the WFME Asset Exchange if certain future conditions are met as detailed in the purchase agreement. See Note 2 “Acquisitions and Dispositions”.

The assets associated with the Company’s interest rate cap are measured within Level 2 on the fair value hierarchy. To estimate the fair value of the interest rate cap, the Company used an industry standard cash valuation model, which utilizes a discounted cash flow approach, with all significant inputs derived from or corroborated by observable market data. See Note 5, “Derivative Financial Instruments.”

The reconciliation below contains the components of the change in fair value associated with the Green Bay Option from January 1, 2013 to March 31, 2013 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2013	$(11,386)
Add: Mark to market fair value adjustment	738

Fair value balance at March 31, 2013	$(10,648)

Quantitative information regarding the significant unobservable inputs related to the Green Bay Option as of March 31, 2013 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$ (10,648)	Black-Scholes Model	Risk adjusted discount rate	6.4%
		Total term	less than 1 year
		Volatility rate	30.0%
		Annual dividend rate	0.0%
		Bond equivalent yield discount rate	0.1%

Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement. For example, a decrease in the risk adjusted discount rate would result in a higher liability.

Quantitative information regarding the significant unobservable inputs related to the contingent consideration as of March 31, 2013 was as follows:

Fair Value	Valuation Technique	Unobservable Inputs
$ 31,000	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%

Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.

The following table shows the gross amount and fair value of the Company’s term loans and 7.75% Senior Notes (dollars in thousands):

	March 31, 2013	December 31, 2012
First Lien Term Loan:
Carrying value	$1,318,375	$1,321,687
Fair value - Level 2	1,331,559	1,331,600

Second Lien Term Loan:
Carrying value	$790,000	$790,000
Fair value - Level 2	821,600	811,725

7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	625,250	599,325

As of March 31, 2013, the Company used the trading prices of 101.0% and 104.0% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 102.5% to calculate the fair value of the 7.75% Senior Notes.

As of December 31, 2012, the Company used the trading prices of 100.75% and 102.75% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 98.3% to calculate the fair value of the 7.75% Senior Notes.

9. Redeemable Preferred Stock

In connection with the Citadel Merger on September 15, 2011, the Company designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”). As a part of the financing transactions entered into in connection therewith (the “Equity Investment”) the Company issued 125,000 shares of Series A Preferred Stock for an aggregate amount of $125.0 million. Net proceeds to the Company were $110.7 million after deducting $14.3 million in fees. No other shares of Series A Preferred Stock are issuable in the future, except for such shares as may be issued as dividends in lieu of any cash dividends in accordance with the terms thereof, and the Series A Preferred Stock ranks senior to all common stock and each series of stock the Company may subsequently designate with respect to dividends, redemption and distributions upon liquidation, winding-up and dissolution of the Company.

The Series A Preferred Stock has a perpetual term, a liquidation value equal to the amount invested therein plus any accrued but unpaid dividends, and dividend rights as described below. The Series A Preferred Stock generally does not have voting rights, except with respect to any amendment to the Company’s certificate of incorporation that would adversely affect the rights, privileges or preferences of the Series A Preferred Stock. Although the shares of Series A Preferred Stock include a mandatory redemption feature, there is no stated or probable date of redemption.

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

Total dividends accrued on the Series A Preferred Stock during the three months ended March 31, 2013 and 2012 and were $2.7 million and $3.3 million, respectively. Total dividends paid on the Series A Preferred Stock during the three months ended March 31, 2013 and 2012 and were $2.7 million and $3.1 million, respectively. During the three months ended March 31, 2013 and 2012, the Company accreted $0.5 million and $2.4 million, respectively, on the Series A Preferred Stock. At March 31, 2013, 75,767 shares of Series A Preferred Stock remain outstanding. The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the consolidated balance sheet at March 31, 2013 and March 31, 2012. The Company paid approximately $2.7 million in cash dividends in April 2013, in accordance with the terms described above.

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

In connection with the August 1, 2011 CMP Acquisition, the Company issued approximately 3.3 million shares of Class A common stock and 6.6 million shares of Class B common stock to affiliates of the three private equity firms that had collectively owned the 75.0% of CMP not then-owned by the Company. Also in connection with the CMP Acquisition, the 3.7 million outstanding CMP Restated Warrants were amended to become exercisable for up to 8.3 million shares of Class B common stock.

In connection with the Citadel Merger, and in addition to the shares of common stock issued therein the Company issued warrants to purchase 47.6 million shares of Class A common stock (the “Citadel Warrants”) to holders of Citadel’s common stock and warrants. Additionally, 2.4 million warrants to purchase shares of the Company’s common stock related to the pending final settlement of certain outstanding unsecured claims arising from Citadel’s emergence from bankruptcy in June 2010 are held in reserve for potential future issuance by the Company, as described below.

Also on September 16, 2011, and pursuant to the Equity Investment, the Company issued and sold (i) 51.8 million shares of Class A common stock and warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the “Crestview Warrants”) to an affiliate of Crestview; (ii) 125,000 shares of Series A Preferred Stock to an affiliate of Macquarie (see Note 9, “Redeemable Preferred Stock”); and (iii) 4.7 million shares of Class A common stock and warrants to purchase 24.1 million shares of Class A common stock (the “UBS Warrants,” and, together with the Citadel Warrants, the “Company Warrants”) to UBS and certain other investors to whom UBS syndicated a portion of its investment commitment.

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

•

Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) to determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice.

After payment of dividends to the holders of Series A Preferred Stock, the holders of all classes of common stock share ratably in any dividends that may be declared by the board of directors of the Company.

2009 Warrants

In June 2009, in connection with the execution of an amendment to the Terminated Credit Agreement, the Company issued immediately exercisable warrants to the lenders under the Terminated Credit Agreement that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At March 31, 2013, 1.0 million 2009 Warrants remained outstanding.

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

Equity Held in Reserve

Citadel emerged from bankruptcy effective June 3, 2010 and, as of September 16, 2011, certain bankruptcy-related claims against Citadel remained open for final resolution. As part of the Citadel Merger and as of March 31, 2013, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of these remaining allowed, disputed or not reconciled unsecured claims. If excess shares remain in reserve after resolution of all remaining allowed, disputed or not reconciled unsecured claims, such shares will be distributed to the claimants with allowed unsecured claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets at March 31, 2013 and December 31, 2012.

Company Warrants

At the effective time of the Citadel Merger, the Company issued the Company Warrants. The Company Warrants were issued under a warrant agreement (the “Warrant Agreement”), dated September 16, 2011, and the Company Warrants entitle the holders thereof to purchase an equivalent number of shares of Class A common stock. The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-

dilution protection, other than standard adjustments in the case of stock splits, dividends and the like. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.

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

During the three months ended March 31, 2013, approximately 1.1 million Company Warrants were converted into shares of Class A common stock with an aggregate total of 35.3 million having been converted since issuance through March 31, 2013. At March 31, 2013, 36.3 million Company Warrants remained outstanding.

Crestview Warrants

Pursuant to the Equity Investment and to a separate warrant agreement, the Company issued the Crestview Warrants. The 7.8 million Crestview Warrants are exercisable until September 16, 2021 and the $4.34 per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of March 31, 2013, all 7.8 million Crestview Warrants remained outstanding.

11. Stock-Based Compensation Expense

On February 16, 2012, the Company granted 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year. In addition, on February 16, 2012, the Company granted time-vesting stock options to purchase 1,357,500 shares of Class A common stock to certain Company employees under the Cumulus Media Inc. 2011 Equity Incentive Plan, with an aggregate grant date fair value of $3.3 million. The options have an exercise price of $4.34 per share, with 30% of the awards having vested on each of September 16, 2012 and February 16, 2013, and with 20% vesting on each of February 16, 2014 and 2015.

The Company has certain liability-based awards related to the cash consideration portion of the Citadel Merger (“Liability Awards”). For the three months ended March 31, 2013 and 2012, the Company recognized $2.7 million and $2.8 million, respectively, in stock-based compensation expense related to equity awards. For the three months ended March 31, 2012, the Company recognized $4.2 million in stock-based compensation expense related to Liability Awards.

As of March 31, 2013, unrecognized stock-based compensation expense of approximately $16.5 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.5 years. There is no unrecognized stock-based compensation expense related to Liability Awards as of March 31, 2013. Unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures.

The total fair value of restricted stock awards that vested during the three months ended March 31, 2013 was $1.5 million. The total fair value of restricted stock awards that vested during the three months ended March 31, 2012 was $5.7 million, of which $1.5 million related to the Liability Awards and was paid in cash. No options were exercised during either of the three months ended March 31, 2012 or 2013.

12. Earnings Per Share (“EPS”)

For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company allocates undistributed net income (loss) from continuing operations after any allocation for preferred stock dividends between each class of common stock on an equal basis as the Third Amendment and Restated charter provides that the holders of each class of common stock have equal rights and privileges, except with respect to voting on certain matters.

Non-vested restricted shares of Class A common stock, and the Company Warrants are, and the CMP Restated Warrants prior to their expiration were considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common shares equally, after deducting dividends declared or accretion on preferred stock. The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012 (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Basic Loss Per Share
Numerator:
Undistributed net loss from continuing operations	$(8,988)	$(12,606)
Less:
Dividends declared on redeemable preferred stock	2,652	3,333
Accretion of redeemable preferred stock	982	2,767
Participation rights of Company Warrants in undistributed earnings	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—
Basic undistributed net loss from continuing operations

Attributable to common shares	$(12,622)	$(18,706)

Denominator:
Basic weighted average shares outstanding	174,748	149,369

Basic Loss from continuing operations per share—attributable to common shares	$(0.07)	$(0.13)

Diluted Loss Per Share:
Numerator:
Undistributed net loss from continuing operations	$(8,988)	$(12,606)
Less:
Dividends declared on redeemable preferred stock	2,652	3,333
Accretion of redeemable preferred stock	982	2,767
Participation rights of the Company Warrants in undistributed net income	—	—
Participation rights of unvested restricted stock in undistributed earnings	—	—
Basic undistributed net loss from continuing operations

Attributable to common shares	$(12,622)	$(18,706)

Denominator:
Basic weighted average shares outstanding	174,748	149,369
Effect of dilutive options and warrants	—	—

Diluted weighted average shares outstanding	174,748	149,369

Diluted undistributed net loss from continuing operations attributable to common shares	$(0.07)	$(0.13)

Potentially dilutive equivalent shares outstanding for the three months ended March 31, 2013 and 2012 excluded from the computation of diluted loss per share, consisted of approximately 39.8 million and 64.3 million, respectively, additional shares of common stock to underlying outstanding warrants.

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

The provision for income taxes reflects the Company’s estimate of the effective tax rate expected to be applicable for the full current year. To the extent that actual pre-tax results for the year differ from the forecasted estimates applied at the end of the most recent interim period, the actual tax rate recognized during 2013 could be different from the forecasted rate.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the tax amortization of broadcast licenses and goodwill; and assets classified as having an indefinite life for book purposes.

As of March 31, 2013, the Company continues to maintain a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company’s indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets are available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability. The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740, Accounting for Income Taxes. As of March 31, 2013, the Company does not believe it is more likely than not that the deferred tax assets will be recognized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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

The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron is approximately $187.0 million and is expected to be paid in accordance with the agreements through December 2017.

The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.

The 2011 Credit Facilities contain provisions requiring the Company to use the proceeds from the disposition of assets of the Company to prepay amounts outstanding under the First Lien Facility and the Second Lien Facility (to the extent proceeds remain after the required prepayment of all amounts outstanding under the First Lien Facility), subject to the right of the Company to use such proceeds to acquire, improve or repair assets useful in its business, all within one year from the date of receipt of such proceeds. As of March 31, 2013, we have complied with these provisions and reinvested the proceeds from the Townsquare Asset Exchange; as such, we will not be required to prepay principal outstanding under the 2012 Credit Facilities.

The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of March 31, 2013, the Company believes that it will meet such minimum obligations.

As described in Note 2, “Acquisitions and Dispositions” the Company is subject to an increase in purchase price for the acquisition of WFME Station in New York.

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

15. Supplemental Condensed Consolidating Financial Information

At March 31, 2013, Cumulus and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or Cumulus Media Inc. (the “Parent Guarantor”). Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).

The following tables present (i) unaudited condensed consolidating statements of operations for the three months ended March 31, 2013 and 2012, (ii) unaudited condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, and (iii) unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.

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

Effective January 1, 2013, the Company completed an internal restructuring where all of the operations, with the exception of any equity-related transactions, of the Parent Guarantor were legally transferred to the Subsidiary Issuer. These changes have been reflected in the unaudited condensed consolidating statements as of March 31, 2013 and for the three months ended March 31, 2013.

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

In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information as of December 31, 2011 and the three months ended March 31, 2012 and will revise the interim condensed consolidating information in future quarterly filings.

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$232,872	$—	$—	$232,872
Management fees	—	—	—	—	—	—

Net revenues	—	—	232,872	—	—	232,872
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	163,683	489	—	164,172
Depreciation and amortization	—	497	28,433	—	—	28,930
LMA fees	—	—	969	—	—	969
Corporate general and administrative expenses (including stock-based compensation expense of $2,663)	—	13,866	—	—	—	13,866
Loss on station sale	—	—	1,309	—	—	1,309
Gain on derivative instrument	—	—	(738)	—	—	(738)

Total operating expenses	—	14,363	193,656	489	—	208,508

Operating (loss) income	—	(14,363)	39,216	(489)	—	24,364

Non-operating (expense) income:
Interest (expense) income, net	(2,142)	(42,112)	2	—	—	(44,252)
Other expense, net	—	—	133	—	—	133

Total non-operating expense, net	(2,142)	(42,112)	135	—	—	(44,119)

(Loss) income before income taxes	(2,142)	(56,475)	39,351	(489)	—	(19,755)
Income tax benefit	—	—	1,195	9,572	—	10,767

(Loss) income from continuing operations	(2,142)	(56,475)	40,546	9,083	—	(8,988)
Income from discontinued operations, net of taxes	—	—	—	—	—	—

(Loss) earnings from consolidated subsidiaries	(6,846)	49,629	9,083	—	(51,866)	—

Net (loss) income	$(8,988)	$(6,846)	$49,629	$9,083	$(51,866)	$(8,988)

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$235,965	$—	$—	$235,965
Management fees	30	—	—	—	—	30

Net revenues	30	—	235,965	—	—	235,995
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	153,098	529	—	153,627
Depreciation and amortization	221	—	34,661	—	—	34,882
LMA fees	—	—	839	—	—	839
Corporate general and administrative expenses (including stock-based compensation expense of $6,978)	15,606	—	1,086	—	—	16,692
Gain on derivative instrument	—	—	(88)	—	—	(88)

Total operating expenses	15,827	—	189,596	529	—	205,952

Operating (loss) income	(15,797)	—	46,369	(529)	—	30,043

Non-operating (expense) income:
Interest (expense) income, net	(95)	(51,004)	296	—	—	(50,803)
Other expense, net	—	—	262	—	—	262

Total non-operating (expense) income, net	(95)	(51,004)	558	—	—	(50,541)

(Loss) income before income taxes	(15,892)	(51,004)	46,927	(529)	—	(20,498)
Income tax benefit	—	—	926	6,966	—	7,892

(Loss) income from continuing operations	(15,892)	(51,004)	47,853	6,437	—	(12,606)
Income (loss) from discontinued operations, net of taxes	—	—	2,156	(1,680)	—	476

Earnings from consolidated subsidiaries	3,762	54,766	4,757	—	(63,285)	—

Net (loss) income	$(12,130)	$3,762	$54,766	$4,757	$(63,285)	$(12,130)

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$80,659	$2,147	$—	$—	$82,806
Restricted cash	—	6,096	—	—	—	6,096
Accounts receivable, less allowance for doubtful accounts of $3,882	—	—	164,099	—	—	164,099
Trade receivable	—	—	5,926	—	—	5,926
Prepaid expenses and other current assets	—	17,696	29,603	—	—	47,299

Total current assets	—	104,451	201,775	—	—	306,226
Property and equipment, net	—	4,280	247,179	—	—	251,459
Broadcast licenses	—	—	—	1,642,044	—	1,642,044
Other intangible assets, net	—	—	236,850	—	—	236,850
Goodwill	—	—	1,205,166	—	—	1,205,166
Investment in consolidated subsidiaries	381,568	3,407,209	1,176,378	—	(4,965,155)	—
Intercompany receivables	—	72,636	527,054	—	(599,690)	—
Other assets	—	57,532	18,453	—	—	75,985

Total assets	$381,568	$3,646,108	$3,612,855	$1,642,044	$(5,564,845)	$3,717,730

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$35,005	$65,646	$—	$—	$100,651
Trade payable	—	—	4,754	—	—	4,754
Current portion of long-term debt	—	48,868	—	—	—	48,868
Other current liabilities	—	—	10,648	—	—	10,648

Total current liabilities	—	83,873	81,048	—	—	164,921
Long-term debt, excluding 7.75% Senior Notes	—	2,039,647	—	—	—	2,039,647
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	—	3,966	39,918	—	—	43,884
Intercompany payables	72,636	527,054	—	—	(599,690)	—
Deferred income taxes	—	—	84,680	465,666	—	550,346

Total liabilities	72,636	3,264,540	205,646	465,666	(599,690)	3,408,798

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding	72,368	—	—	—	—	72,368

Total redeemable preferred stock	72,368	—	—	—	—	72,368

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 183,772,345 shares issued and 159,505,841 shares outstanding	1,838	—	—	—	—	1,838
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,266,504 shares	(252,341)	—	—	—	—	(252,341)
Additional paid-in-capital	1,514,098	205,805	3,855,690	2,139,674	(6,201,169)	1,514,098
Accumulated (deficit) equity	(1,027,191)	175,763	(448,481)	(963,296)	1,236,014	(1,027,191)

Total stockholders’ equity (deficit)	236,564	381,568	3,407,209	1,176,378	(4,965,155)	236,564

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$381,568	$3,646,108	$3,612,855	$1,642,044	$(5,564,845)	$3,717,730

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2012

(Dollars in thousands, except for share and per share data)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,599	$—	$6,451	$—	$—	$88,050
Restricted cash	5,921	—	—	—	—	5,921
Accounts receivable, less allowance for doubtful accounts of $4,131	—	—	207,563	—	—	207,563
Trade receivable	—	—	6,104	—	—	6,104
Prepaid expenses and other current assets	6,928	—	38,553	—	—	45,481

Total current assets	94,448	—	258,671	—	—	353,119
Property and equipment, net	4,690	—	251,213	—	—	255,903
Broadcast licenses	—	—	—	1,602,373	—	1,602,373
Other intangible assets, net	—	—	258,761	—	—	258,761
Goodwill	—	—	1,195,594	—	—	1,195,594
Investment in consolidated subsidiaries	415,573	3,354,891	1,127,135	—	(4,897,599)	—
Intercompany receivables	—		471,329		(471,329)	—
Other assets	11,605	47,818	18,402	—	—	77,825

Total assets	$526,316	$3,402,709	$3,581,105	$1,602,373	$(5,368,928)	$3,743,575

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$10,690	$8,213	$83,683	$—	$—	$102,586
Trade payable	—	—	4,803	—	—	4,803
Current Portion of long-term debt	—	76,468	—	—	—	76,468
Other current liabilities			11,386			11,386

Total Current Liabilities	10,690	84,681	99,872	—	—	195,243
Long-term debt, excluding 7.75% Senior Notes	—	2,014,599	—	—	—	2,014,599
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	3,651	—	41,662	—	—	45,313
Intercompany payables	193,473	277,856			(471,329)	—
Deferred income taxes	—	—	84,680	475,238	—	559,918

Total liabilities	207,814	2,987,136	226,214	475,238	(471,329)	3,425,073

Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding	71,869	—	—	—	—	71,869

Total redeemable preferred stock	71,869	—	—	—	—	71,869

Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 182,682,073 shares issued and 158,519,394 shares outstanding	1,827	—	—	—	—	1,827
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,162,676 shares	(252,001)	—	—	—	—	(252,001)
Additional paid-in-capital	1,514,849	232,964	3,853,001	2,099,514	(6,185,479)	1,514,849
Accumulated (deficit) equity	(1,018,202)	182,609	(498,110)	(972,379)	1,287,880	(1,018,202)

Total stockholders’ equity (deficit)	246,633	415,573	3,354,891	1,127,135	(4,897,599)	246,633

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$526,316	$3,402,709	$3,581,105	$1,602,373	$(5,368,928)	$3,743,575

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,988)	$(6,846)	$49,629	$9,083	$(51,866)	$(8,988)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	497	28,433	—	—	28,930
Amortization of debt issuance costs/discounts	—	2,624	—	—	—	2,624
Provision for doubtful accounts	—	—	529	—	—	529
Loss on station sale	—	—	1,309	—	—	1,309
Fair value adjustment of derivative instruments	—	5	(738)	—	—	(733)
Deferred income taxes	—	—	—	(9,573)	—	(9,573)
Stock-based compensation expense	—	2,663	—	—	—	2,663
Earnings from consolidated subsidiaries	6,846	(49,629)	(9,083)	—	51,866	—
Changes in assets and liabilities	44,020	(41,305)	34,840	490	—	38,045

Net cash provided by (used in) operating activities	41,878	(91,991)	104,919	—	—	54,806
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	467	—	—	467
Acquisitions less cash required	—	—	(52,066)	—	—	(52,066)
Restricted cash	—	(175)	—	—	—	(175)
Capital expenditures	—	(87)	(1,899)	—	—	(1,986)

Net cash used in investing activities	—	(262)	(53,498)	—	—	(53,760)
Cash flows from financing activities:
Intercompany transactions, net	(120,837)	176,562	(55,725)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(3,313)	—	—	—	(3,313)
Tax withholding payments on behalf of employees for stock-based compensation	—	(337)	—	—	—	(337)
Preferred stock dividends	(2,652)	—	—	—	—	(2,652)
Proceeds exercise of warrants	12	—	—	—	—	12

Net cash (used in) provided by financing activities	(123,477)	172,912	(55,725)	—	—	(6,290)
(Decrease) Increase in cash and cash equivalents	(81,599)	80,659	(4,304)	—	—	(5,244)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050

Cash and cash equivalents at end of period	$—	$80,659	$2,147	$—	$—	$82,806

CUMULUS MEDIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012

(Dollars in thousands)

(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,130)	$3,762	$54,766	$4,757	$(63,285)	$(12,130)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	221	—	35,457	—	—	35,678
Amortization of debt issuance costs/discount	—	2,974	—	—	—	2,974
Provision for doubtful accounts	—	—	3,361	—	—	3,361
Loss on sale of assets or stations	—	—	(262)	—	—	(262)
Fair value adjustment of derivative instruments	85	—	(88)	—	—	(3)
Deferred income taxes	—	—	(694)	(5,286)	—	(5,980)
Stock-based compensation expense	6,978	—	—	—	—	6,978
Earnings from consolidated subsidiaries	(3,762)	(54,766)	(4,757)	—	63,285	—
Changes in assets and liabilities:	1,421	54,246	(26,534)	529	—	29,662

Net cash (used in) provided by operating activities	(7,187)	6,217	61,249	—	—	60,278
Cash flows from investing activities:
Proceeds from sale of assets or stations	322	—	—	—	—	322
Capital expenditures	(400)	—	(722)	—	—	(1,122)

Net cash used in investing activities	(78)	—	(722)	—	—	(800)
Cash flows from financing activities:
Intercompany transactions, net	18,826	47,784	(66,610)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(54,000)	—	—	—	(54,000)
Tax withholding payments on behalf of employees for stock-based compensation	(1,346)	—	—	—	—	(1,346)
Preferred stock dividends	(3,125)	—	—	—	—	(3,125)
Exercise of warrants	34	—	—	—	—	34

Net cash provided by (used in) financing activities	14,389	(6,217)	(66,610)	—	—	(58,437)
Increase in cash and cash equivalents	7,124	—	(6,083)	—	—	1,041
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592

Cash and cash equivalents at end of period	$18,838	$—	$12,795	$—	$—	$31,633

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

Our Business

We own and operate commercial radio station clusters throughout the United States. We believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At March 31, 2013, we owned or operated approximately 520 radio stations (including under LMAs) in 108 United States media markets and operated nationwide radio networks serving over 5,000 affiliates. At March 31, 2013, under LMAs, we provided sales and marketing services for 14 radio stations in the United States.

Operating Overview

We believe that following the completion of the CMP Acquisition and the Citadel Merger, which included the acquisition of our radio networks, consisting of 5,000 station affiliates and 9,000 program affiliates, in 2011 we have created a leading radio broadcasting company with a true national platform with an opportunity to further leverage and expand upon our strengths, market presence and programming. Specifically, with the completion of these acquisitions, we now have an extensive radio station portfolio consisting of approximately 520 radio stations, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, all of which are designed to reduce dependence on any single demographic, region or industry. Our increased scale has allowed larger, more significant investments in the local digital media marketplace allowing our local digital platforms and strategies, including our social commerce initiatives, to be applied across significant additional markets. We believe our one national platform will allow us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.

Cumulus believes that our capital structure provides for adequate liquidity and scale for Cumulus to pursue and finance strategic acquisitions in the future.

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

At March 31, 2013 we had $1.318 billion outstanding under the First Lien Facility, $790.0 million outstanding under the Second Lien Facility and no amounts outstanding under the Revolving Credit Facility.

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

In the event amounts are outstanding under the Revolving Credit Facility, the First Lien Facility requires compliance with a consolidated total net leverage ratio. At March 31, 2013, this ratio would have been 6.5 to 1.0. Such ratio will be reduced in future periods if amounts are outstanding under the Revolving Credit Facility at an applicable date. At March 31, 2013 we would not have been in compliance with this ratio. As a result, borrowings under the revolving credit facility were not available at that date. The Second Lien Facility does not contain any financial covenants. At March 31, 2013 our long-term debt consisted of $2.1 billion in total term loans and $610.0 million in 7.75% Senior Notes.

Based upon the calculation of excess cash flow at December 31, 2012, the Company was required to make a mandatory prepayment on the First Lien Term Loan. Due to certain rights retained by the lenders to decline proportionate shares of such prepayments, the final prepayment amount was reduced from 63.2 million to $35.6 million of which a portion was applied to the Second Lien Term Loan. The prepayment was made on April 1, 2013 and has been classified in the current portion of long-term debt caption of the condensed consolidated balance sheet

The 2011 Credit Facilities contain provisions requiring the Company to use the proceeds from the disposition of assets of the Company to prepay amounts outstanding under the First Lien Facility and the Second Lien Facility (to the extent proceeds remain after the required prepayment of all amounts outstanding under the First Lien Facility), subject to the right of the Company to use such proceeds to acquire, improve or repair assets useful in its business, all within one year from the date of receipt of such proceeds. As of March 31, 2013, we have complied with these provisions and reinvested the proceeds from the Townsquare Asset Exchange as such, we will not be required to prepay principal outstanding under the 2012 Credit Facilities.

We have assessed the current and expected conditions of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of March 31, 2013, that cash on hand and cash expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations through at least March 31, 2014.

Advertising Revenue and Adjusted EBITDA

Our primary source of revenues is the sale of advertising time on our radio stations and networks. Our sales of advertising time are primarily affected by the demand for advertising time from local, regional and national advertisers and the advertising rates charged by us. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format. In addition, we believe that the portfolio that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our recent acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.

We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular station or program network. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $4.9 million and $6.8 million in the three months ended March 31, 2013 and 2012, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 71.9% and 72.7% of our total revenues during the three months ended March 31, 2013 and 2012, respectively.

In addition to local advertising revenues, we monetize our available inventory in both national spot and network sales market places using our national platform. To effectively deliver our network advertising for our customers, we distribute content and programming through third party affiliates in order to achieve a broader national audience. Typically, in exchange for the right to broadcast radio network programming, third party affiliates remit a portion of their advertising time, which is then aggregated into packages focused on specific demographic groups and sold by us to our advertiser clients that want to reach the listeners who comprise those demographic groups on a national basis. Revenues derived from third party affiliates represented less than 10% of consolidated revenues.

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

A quantitative reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, follows in this section.

Results of Operations

Analysis of the Unaudited Condensed Consolidated Results of Operations.

The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended March 31,		2013 vs 2012 $ Change	% Change Three Months Ended
	2013	2012
STATEMENT OF OPERATIONS DATA:
Net revenues	$232,872	$235,995	$(3,123)	-1.3%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	164,172	153,627	10,545	6.9%
Depreciation and amortization	28,930	34,882	(5,952)	-17.1%
LMA fees	969	839	130	15.5%
Corporate, general and administrative expenses (including stock-based compensation expense)	13,866	16,692	(2,826)	-16.9%
Loss on station sale	1,309	—	1,309	* *
Gain on derivative instrument	(738)	(88)	(650)	* *

Operating income	24,364	30,043	(5,679)	-18.9%
Interest expense, net	(44,252)	(50,803)	6,551	-12.9%
Other income, net	133	262	(129)	-49.2%
Loss from continuing operations before income taxes	(19,755)	(20,498)	743	-3.6%
Income tax benefit	10,767	7,892	2,875	36.4%

Income from continuing operations	(8,988)	(12,606)
Income from discontinued operations, net of taxes	—	476	(476)	* *

Net loss	$(8,988)	$(12,130)	$3,142	25.9%

OTHER DATA:
Adjusted EBITDA	$59,888	$76,865	$(16,977)	-22.1%

**	Calculation is not meaningful.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net Revenues. Net revenues for the three months ended March 31, 2013 decreased $3.1 million, or 1.3%, to $232.9 million, compared to $236.0 million for the three months ended March 31, 2012. This decrease was attributable to lower political revenues and general lower advertising spending in some of our markets.

Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the three months ended March 31, 2013 increased $10.6 million, or 6.9%, to $164.2 million, compared to $153.6 million for the three months ended March 31, 2012. The increase was primarily attributable to a $1.0 million increase in sales salaries, a $1.6 million increase in Arbitron fees and a $4.9 million increase in expense at our network division as we invest in various content initiatives.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2013 decreased $6.0 million, or 17.1%, to $28.9 million, compared to $34.9 million for the three months ended March 31, 2012. This decrease was primarily due to a $7.0 million decrease in amortization expense on the Company’s definite lived intangibles offset by a $1.0 million increase in depreciation expense.

Corporate General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate general and administrative expenses, including stock-based compensation expense, for the three months ended March 31, 2013 decreased $2.8 million, or 16.9%, to $13.9 million, compared to $16.7 million for the three months ended March 31, 2012. The decrease is primarily due to a decrease in stock based compensation expense of $4.3 million, partially offset by a $1.2 million increase in acquisition related costs. Acquisition related costs for the three months ended March 31, 2013 included exit costs associated with a lease for vacated Citadel office space.

Realized Losses on Derivative Instrument. For the three months ended March 31, 2013, we recorded a $0.7 million gain related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA, compared to a $0.1 million gain recorded for the three months ended March 31, 2012.

Interest Expense, net. Total interest expense, net of interest income, for the three months ended March 31, 2013 decreased $6.5 million, or 12.9%, to $44.3 million compared to $50.8 million for the three months ended March 31, 2012. Interest expense associated with outstanding debt decreased by $6.5 million to $41.5 million as compared to $48.0 million in the prior year period. Interest expense decreased due to a lower average amount of indebtedness outstanding as a result principal repayments and a lower weighted average cost of debt due to the December 2012 Amendment and Restatement. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months Ended March 31,		2013 vs 2012
	2013	2012	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	* *
Bank borrowings – term loans and revolving credit facilities	29,680	36,219	(6,539)	-18.1%
Other interest expense	3,018	2,897	121	4.2%
Change in fair value of interest rate cap and swap	5	84	(79)	* *
Interest income	(270)	(216)	(54)	25.0%

Interest expense, net	$44,252	$50,803	$(6,551)	-12.9%

**	Calculation is not meaningful.

Income Taxes. For the three months ended March 31, 2013, the Company recorded tax benefits of $10.8 million, on a pre-tax loss from continuing operations of $19.8 million, resulting in an effective tax rate for the three months ended March 31, 2013 of approximately 54.5%. For the three months ended March 31, 2012, the Company recorded income tax benefit of $7.9 million, on pre-tax loss from continuing operations of $20.5 million, resulting in an effective tax rate for the three months ended March 31, 2012 of approximately 38.5%.

The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the tax amortization of broadcast licenses and goodwill; and assets classified as having an indefinite life for book purposes.

Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the three months ended March 31, 2013 decreased $17.0 million to $59.9 million from $76.9 million for the three months ended March 31, 2012.

Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,		% Change Three Months Ended
	2013	2012
Net loss	$(8,988)	$(12,130)	25.9%
Income tax benefit	(10,767)	(7,892)	36.4%
Non-operating expenses, including net interest expense	44,119	50,541	-12.7%
LMA fees	969	839	15.5%
Depreciation and amortization	28,930	34,882	-17.1%
Stock-based compensation expense	2,663	6,978	-61.8%
Loss on station sale	1,309	—	* *
Gain on derivative instrument	(738)	(88)	* *
Acquisition-related costs	2,214	1,023	116.4%
Franchise taxes	177	—	* *
Discontinued operations:
Depreciation and amortization	—	796	* *
Income tax expense	—	1,916	* *

Adjusted EBITDA	$59,888	$76,865	-22.1%

**	Calculation is not meaningful.

Liquidity and Capital Resources

Cash Flows provided by Operating Activities

	Three Months Ended March 31,
	2013	2012
(Dollars in thousands)
Net cash provided by operating activities	$54,806	$60,278

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, net cash provided by operating activities decreased $5.5 million as compared to the three months ended March 31, 2012. The decrease was primarily due to a decrease in net revenues of $12.4 million, partially offset by an aggregate increase in cash provided by operating assets and liabilities of $8.4 million.

Cash Flows used in Investing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net cash used in investing activities	$(53,760)	$(800)

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, net cash used in investing activities increased $53.0 million, primarily due to completing $52.1 million in acquisitions during the three months ended March 31, 2013.

Cash Flows used in Financing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net cash used in financing activities	$(6,290)	$(58,437)

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, net cash used in financing activities decreased $52.1 million, primarily attributable to repaying $50.7 million less of borrowings under the Company’s term loans.

For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.

2013 and 2012 Acquisitions and Dispositions

For a detailed discussion on our 2013 and 2012 acquisitions, see Note 2, “Acquisitions and Dispositions” in the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

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

At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as the reasonable assurance level as of March 31, 2013.

There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended March 31, 2013, we did not purchase any shares of our Class A Common Stock. As of March 31, 2013, we had authority to repurchase $68.3 million of our Class A Common Stock.

Item 6. Exhibits

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101 —	The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: May 7, 2013	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101 —	The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements***.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.