Form 10-Q
period 2013-06-30
CUMULUS MEDIA INC
filed 2013-07-30
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 23, 2013, the registrant had 178,396,041 outstanding shares of common stock consisting of (i) 162,326,226 shares of Class A common stock; (ii) 15,424,944 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$46,216	$88,050
Restricted cash	3,729	5,921
Accounts receivable, less allowance for doubtful accounts of $3,779 and $4,131 at June 30, 2013 and December 31, 2012, respectively	203,469	207,563
Trade receivable	7,344	6,104
Deferred income taxes	29,658	25,145
Prepaid expenses and other current assets	21,952	20,336
Total current assets	312,368	353,119
Property and equipment, net	246,528	255,903
Broadcast licenses	1,640,882	1,602,373
Other intangible assets, net	215,386	258,761
Goodwill	1,204,953	1,195,594
Other assets	70,067	77,825
Total assets	$3,690,184	$3,743,575
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$75,872	$102,586
Trade payable	6,620	4,803
Current portion of long-term debt	13,250	76,468
Other current liabilities	8,542	11,386
Total current liabilities	104,284	195,243
Long-term debt, excluding 7.75% senior notes	2,040,359	2,014,599
7.75% senior notes	610,000	610,000
Other liabilities	41,122	45,313
Deferred income taxes	558,621	559,918
Total liabilities	3,354,386	3,425,073
Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding at both June 30, 2013 and December 31, 2012	72,871	71,869
Total redeemable preferred stock	72,871	71,869
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 186,456,601 and 182,682,073 shares issued, and 162,326,226 and 158,519,394 shares outstanding, at June 30, 2013 and December 31, 2012, respectively	1,864	1,827
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding at both June 30, 2013 and December 31, 2012	154	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both June 30, 2013 and December 31, 2012	6	6
Treasury stock, at cost, 24,130,375 and 24,162,676 shares at June 30, 2013 and December 31, 2012, respectively	(250,697)	(252,001)
Additional paid-in-capital	1,511,689	1,514,849
Accumulated deficit	(1,000,089)	(1,018,202)
Total stockholders’ equity	262,927	246,633
Total liabilities, redeemable preferred stock and stockholders’ equity	$3,690,184	$3,743,575
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Broadcast revenues	$289,676	$280,745	522,548	$516,710
Management fees	—	296	—	326
Net revenues	289,676	281,041	522,548	517,036
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	171,762	168,746	335,934	322,442
Depreciation and amortization	28,935	36,200	57,866	71,007
LMA fees	759	885	1,728	1,724
Corporate, general and administrative expenses (including stock-based compensation expense of $2,470, $5,928, $5,134 and $12,906, respectively)	7,760	16,802	21,626	33,494
Loss on sale of stations	91	—	1,400	—
(Gain) loss on derivative instrument	(2,106)	841	(2,844)	753
Impairment of intangible assets	—	12,435	—	12,435
Total operating expenses	207,201	235,909	415,710	441,855
Operating income	82,475	45,132	106,838	75,181
Non-operating (expense) income:
Interest expense, net	(43,833)	(49,619)	(88,085)	(100,422)
Loss on early extinguishment of debt	(4,539)	—	(4,539)	—
Other (expense) income, net	(511)	(74)	(378)	190
Total non-operating expense, net	(48,883)	(49,693)	(93,002)	(100,232)
Income (loss) from continuing operations before income taxes	33,592	(4,561)	13,836	(25,051)
Income tax (expense) benefit	(6,491)	2,798	4,276	10,689
Income (loss) from continuing operations	27,101	(1,763)	18,112	(14,362)
Income from discontinued operations, net of taxes	—	9,906	—	10,375
Net income (loss)	27,101	8,143	18,112	(3,987)
Less: dividends declared and accretion of redeemable preferred stock	3,155	6,791	6,307	12,491
Income (loss) attributable to common shareholders	$23,946	$1,352	$11,805	$(16,478)
Basic and diluted income (loss) per common share (see Note 12, “Earnings Per Share”):
Basic: Income (loss) from continuing operations per share	$0.11	$(0.05)	$0.05	$(0.17)
Income from discontinued operations per share	$—	$0.06	$—	$0.07
Income (loss) per share	$0.11	$0.01	$0.05	$(0.11)
Diluted: Income (loss) from continuing operations per share	$0.11	$(0.05)	$0.05	$(0.17)
Income from discontinued operations per share	$—	$0.06	$—	$0.07
Income (loss) per share	$0.11	$0.01	$0.05	$(0.11)
Weighted average basic common shares outstanding	176,481,592	157,710,861	175,619,586	153,540,006
Weighted average diluted common shares outstanding	179,553,341	157,710,861	178,678,090	153,540,006
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$18,112	$(3,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,866	72,242
Amortization of debt issuance costs/discounts	5,164	5,061
Provision for doubtful accounts	1,046	1,598
Loss (gain) on sale of assets or stations	1,537	(183)
Impairment of intangible assets	—	12,435
Loss on early extinguishment of debt	4,539	—
Fair value adjustment of derivative instruments	(2,871)	1,003
Deferred income taxes	(5,809)	(14,302)
Stock-based compensation expense	5,134	12,906
Changes in assets and liabilities:
Accounts receivable	3,045	4,789
Trade receivable	(1,240)	(1,211)
Prepaid expenses and other current assets	(1,664)	(1,217)
Other assets	1,044	(715)
Accounts payable and accrued expenses	(26,724)	(31,407)
Trade payable	1,817	393
Other liabilities	(4,222)	(2,215)
Net cash provided by operating activities	56,774	55,190
Cash flows from investing activities:
Proceeds from sale of assets or stations	692	426
Acquisitions less cash acquired	(52,066)	—
Restricted cash	2,192	—
Capital expenditures	(4,830)	(1,919)
Net cash used in investing activities	(54,012)	(1,493)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(38,931)	(57,000)
Tax withholding payments on behalf of employees for stock based compensation	(337)	(1,909)
Preferred stock dividends	(5,304)	(6,458)
Proceeds from exercise of warrants	34	161
Deferred financing costs	(58)	—
Net cash used in financing activities	(44,596)	(65,206)
Decrease in cash and cash equivalents	(41,834)	(11,509)
Cash and cash equivalents at beginning of period	88,050	30,592
Cash and cash equivalents at end of period	$46,216	$19,083
Supplemental disclosures of cash flow information:
Interest paid	$82,208	$97,441
Income taxes paid	$1,561	$2,909
Supplemental disclosures of non-cash flow information:
Compensation held in trust	$—	$24,807
Trade revenue	$12,458	$13,642
Trade expense	$12,577	$12,705
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
Nature of Business
Cumulus Media believes it is the largest pure-play radio broadcaster in the United States based on number of stations. At June 30, 2013, Cumulus Media owned or operated approximately 520 radio stations (including under local marketing agreements, or “LMAs”) in 108 United States media markets and a nationwide radio network serving over 5,000 stations.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three months and six months ended June 30, 2013, the cash flows for the six months ended June 30, 2013 and the Company’s financial condition as of June 30, 2013, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2013.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation, contingencies, litigation and purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
Reclassifications
Certain 2012 balances were reclassified to conform with classifications currently in use.
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
ASU 2013-04. In February 2013, the FASB issued ASU 2013-04 which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This ASU is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the expected impact, if any, on the consolidated financial statements.

2. Acquisitions and Dispositions
2013 Acquisitions
WFME Asset Exchange
On January 8, 2013 the Company completed its previously announced asset exchange (the “WFME Asset Exchange”) with Family Stations, Inc., pursuant to which it exchanged its WDVY station in New York plus $40.0 million in cash for Family Stations’ WFME station in Newark, New Jersey. The total purchase price is subject to increase of up to $10 million payable to the sellers if certain future conditions are met as detailed in the purchase agreement. The Company has estimated the fair value of the contingent consideration to be less than $0.1 million as of June 30, 2013. Any future change in the estimated fair value of the contingent consideration will be recorded in the Company’s results of operations in the period of such change. This acquisition provided Cumulus with a radio station in the United States’ largest media market, for the national NASH entertainment brand based on the country music lifestyle.
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
The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10.0%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets acquired and liabilities. All of the goodwill is deductible for tax purposes.
Pamal Broadcasting Asset Purchase
On January 17, 2013, the Company completed the acquisition of WMEZ-FM and WXBM-FM from Pamal Broadcasting Ltd. for a purchase price of $6.5 million (the "Pamal Broadcasting Asset Purchase"). The transaction was part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters.
Revenues of $0.5 million and $0.9 million attributable to the Pamal Broadcasting Asset Purchase were included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2013, respectively.
The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired in the Pamal Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Plant, property, and equipment, net	$783
Broadcast licenses	5,700
Total purchase price	$6,483
2012 Acquisitions
On July 31, 2012, the Company completed its sale of 55 stations in eleven non-strategic markets to Townsquare Media, LLC (“Townsquare Asset Exchange”) in exchange for ten of Townsquare's radio stations in Bloomington, IL and Peoria, IL, plus approximately $114.9 million in cash. The transaction was part of the Company's ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters. The stations sold by the Company operated in the following markets: Augusta, ME; Bangor, ME; Binghamton, NY; Bismarck, ND; Grand Junction, CO; Killeen-Temple, TX; New Bedford, MA; Odessa-Midland, TX; Presque Isle, ME; Sioux Falls, SD and Tuscaloosa, AL.

The table below summarizes the final purchase price allocation for the Townsquare Asset Exchange (dollars in thousands):

Allocation	Amount
Current assets	$149
Property and equipment	4,690
Broadcast licenses	11,900
Goodwill	3,014
Other intangibles	200
Current liabilities	(207)
Total purchase price	19,746
Less: Carrying value of stations transferred	(71,697)
Add: Cash received	114,918
Gain on asset exchange	$62,967
The material assumptions utilized in the valuation of intangible assets acquired and liabilities assumed included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill was equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. $1.1 million of the acquired goodwill is deductible for tax purposes.
The definite-lived intangible assets acquired in the Townsquare Asset Exchange are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Advertising relationships	6	$200
AR Broadcasting Asset Purchase
On September 25, 2012, the Company, through its subsidiaries, entered into an asset purchase agreement with AR Broadcasting, LLC, AR Licensing, LLC, CMP KC Corp. and CMP Houston-KC, LLC to acquire the KCHZ-FM and KMJK-FM radio stations operated in the Kansas City market for an aggregate purchase price of $18.1 million (the "AR Broadcasting Asset Purchase"). The transaction was part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters.
On December 6, 2012, the Company completed the acquisition of KCHZ-FM for a purchase price of $11.2 million. The Company paid $10.0 million in cash at closing with the remaining $1.2 million paid in January 2013 upon the closing of the acquisition of KMJK-FM.
On January 28, 2013, the Company completed the AR Broadcasting Asset Purchase, acquiring KMJK-FM for a purchase price of $6.9 million.
Revenues of $1.5 million and $2.6 million attributable to the AR Broadcasting Asset Purchase were included in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2013, respectively.
The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the AR Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Current assets	$93
Plant, property, and equipment, net	1,256
Other assets	23
Broadcast licenses	16,850
Current liabilities	(152)
Total purchase price	$18,070

The following pro forma information assumes the Townsquare Asset Exchange occurred as of January 1, 2011. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had the Townsquare Asset Exchange actually occurred on January 1, 2011 or on any other historical dates, nor is it reflective of the Company’s expected actual financial position or results of operations for any future period (dollars in thousands):

	Unaudited Supplemental Pro Forma Data
	Three Months Ended June 30,	Six Months Ended June 30,
Description	2012	2012
Net revenue	$283,988	$522,515
Net income (loss)	8,582	(4,172)
The pro forma financial information set forth above for the three and six months ended June 30, 2012 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the Townsquare Asset Exchange; (ii) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.
Pro forma financial information for the WFME Asset Exchange, AR Broadcasting Asset Purchase and the Pamal Broadcasting Purchase is not required, as such information is not material to the Company's financial statements.
Completed Dispositions
The Company did not complete any material dispositions during the three or six months ended June 30, 2013 or 2012.

3. Discontinued Operations
On July 31, 2012, the Company completed the Townsquare Asset Exchange. The results of operations associated with the stations have been or are separately reported within discontinued operations, net of the related tax impact, in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2012.
Components of Results of Discontinued Operations
For the three and six months ended June 30, 2012, income from discontinued operations was as follows (dollars in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Discontinued operations:
Net revenue	$11,000	$20,321
Operating income	4,382	6,769
Non-operating expenses	(5)	(7)
Income from discontinued operations before taxes	4,377	6,762
Income tax benefit	5,529	3,613
Income from discontinued operations	$9,906	$10,375

During the three and six months ended June 30, 2012 the Company recognized a $7.2 million deferred tax benefit related to settlement of deferred tax liabilities associated with the sale of indefinite lived intangibles. The deferred tax benefit is reflected in income tax expense for discontinued operations for those periods.

4. Restricted Cash
As of June 30, 2013 and December 31, 2012, the Company’s balance sheet included approximately $3.7 million and $5.9 million in restricted cash, of which $2.3 million related to a cash reserve from the Company’s previously completed acquisition of Citadel Broadcasting Company (“Citadel”) (the “Citadel Merger”). The reserve is expected to be used to satisfy the remaining allowed, disputed or not reconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. At June 30, 2013 and December 31, 2012, $0.6 million of the restricted cash balance relates to securing the maximum exposure generated by automated clearing house transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash. At June 30, 2013 and December 31, 2012, $0.8 million and $0.7 million, respectively, of the restricted cash balance relates to collateral on the Company’s letters of credit. At December 31, 2012, the Company held $2.3 million in escrow related to pending acquisitions.

5. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, during the periods from January 1, 2012 to December 31, 2012 and January 1, 2013 to June 30, 2013, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2012	$1,625,415	$390,509	$2,015,924
Purchase price allocation adjustments	—	(1,027)	(1,027)
Acquisition	22,253	376	22,629
Impairment	(14,706)	(12,435)	(27,141)
Disposition	(30,589)	(6,880)	(37,469)
Amortization	—	(112,240)	(112,240)
Balance as of December 31, 2012	1,602,373	258,303	1,860,676

Acquisition	44,038	—	44,038
Disposition	(5,529)	—	(5,529)
Amortization	—	(42,917)	(42,917)
Balance as of June 30, 2013	$1,640,882	$215,386	$1,856,268
The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2013 to June 30, 2013 and January 1, 2012 to June 30, 2012, and balances as of such dates (dollars in thousands):

Goodwill:	2013	2012
Balance as of January 1:
Goodwill	$1,525,335	$1,564,253
Accumulated impairment losses	(329,741)	(229,741)
Subtotal	1,195,594	1,334,512
Acquisition	11,461	—
Current assets held for sale	—	(32,132)
Purchase price allocation adjustments	—	(9,550)
Finalization of purchase accounting for fourth quarter 2012 acquisitions	(1,889)	—
Disposition	(213)	(105)
Balance as of June 30:
Goodwill	1,534,694	1,522,466
Accumulated impairment losses	(329,741)	(229,741)
Total	$1,204,953	$1,292,725
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. The Company reviews the carrying value of its indefinite lived intangible assets and goodwill at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

In connection with each of the WFME Asset Exchange, the Pamal Broadcasting Asset Purchase, and the AR Broadcasting Asset Purchase, the Company made certain allocations of the purchase price paid therein among each of the tangible and intangible assets and liabilities assumed, including goodwill. Such purchase price allocations are preliminary and subject to change during the respective measurement periods. Any such changes could be material and could result in significantly different allocations from those contained in the tables above.

6. Derivative Financial Instruments
The Company’s derivative financial instruments consist of the following:
Interest Rate Cap
On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 include long term-assets of less than $0.1 million dollars attributable to the fair value of the interest rate cap. The Company reported interest income of less than $0.1 million during each of the three months and six months ended June 30, 2013, and interest expense of $0.2 million and $0.3 million for the three and six months ended June 30, 2012, respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.
The Company does not utilize financial instruments for trading or other speculative purposes.
Green Bay Option
On April 10, 2009, Clear Channel and the Company entered into an LMA whereby the Company is responsible for operating (i.e., programming, advertising, etc.) five radio stations in Green Bay, Wisconsin and must pay Clear Channel a monthly fee of approximately $0.2 million over a five year term (expiring December 31, 2013), in exchange for the Company retaining the operating profits from managing the radio stations. Clear Channel also has a put option (the “Green Bay Option”) that allows it to require the Company to purchase the five Green Bay radio stations for $17.6 million (the fair value of the radio stations as of April 10, 2009), as discussed further below. The Company accounts for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option is recorded as a liability with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the amount that the Company would pay if the option was transferred to another party as of the date of the valuation.
On July 19, 2013, the Company received notice from Clear Channel that it was exercising The Green Bay Option. Completion of the transaction contemplated by the Green Bay Option is subject to FCC approval and other customary conditions. The Company currently expects that the transactions contemplated by the exercise of the Green Bay Option will be completed by early 2014, although no assurances can be provided.  This transaction is pending customary regulatory approvals.
The unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 reflect other current liabilities of $8.5 million and $11.4 million to include the fair value of the Green Bay Option. The Company recorded $2.1 million and $2.8 million in gain on derivative instrument associated with marking to market the Green Bay Option to reflect the fair value of the option during each of the three and six months ended June 30, 2013.
The location and fair value amounts of derivatives in the unaudited condensed consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate cap	Other long-term assets	$72	$44
Green Bay Option	Other current liabilities	(8,542)	(11,386)
	Total	$(8,470)	$(11,342)

The location and effect of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table (dollars in thousands):

		Recognized on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments	Statement of Operations Location	2013	2012	2013	2012
Interest rate cap	Interest (income) expense	$(32)	$165	$(27)	$250
Green Bay Option	(Gain) loss on derivative instrument	(2,106)	841	(2,844)	753
	Total	$(2,138)	$1,006	$(2,871)	$1,003

7. Long-Term Debt
The Company’s long-term debt consisted of the following as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013	December 31, 2012
Term Loan and Revolving Credit Facilities:
First Lien Term Loan	$1,287,260	$1,321,687
Second Lien Term Loan	785,496	790,000
Revolving Credit Facility	—	—
Less: Term Loan discount	(19,147)	(20,620)
Total Term Loan and Revolving Credit Facilities	2,053,609	2,091,067
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	(13,250)	(76,468)
Long-term debt, net	$2,650,359	$2,624,599

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
The First Lien Facility (as amended to date) consists of a $1.325 billion first lien term loan facility, net of an original issue discount of $13.5 million, maturing in September 2018 (the “First Lien Term Loan”), and a $150.0 million revolving credit facility, maturing in September 2016 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, up to $15.0 million of availability may be drawn in the form of letters of credit and up to $15.0 million is available for swingline borrowings. The Second Lien Facility consists of a $790.0 million second lien term loan facility, net of an original issue discount of $12.0 million, maturing in September 2019 (the “Second Lien Term Loan”).
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

On May 31, 2013, the Company entered into an amendment (the “Amendment”) to its First Lien Facility. Pursuant to the Amendment, the consolidated total net leverage ratio covenant contained in the First Lien Facility with which the Company is required to comply in the event amounts were outstanding under the Revolving Credit Facility was replaced with a consolidated first lien net leverage ratio covenant, and the total commitments under the Revolving Credit Facility were reduced from $300.0 million to $150.0 million.
The Amendment constituted an extinguishment of debt for accounting purposes. As a result, the Company wrote off $4.5 million of deferred financing costs related to the Revolving Credit Facility which has been included in “Loss on early extinguishment of debt” of the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013.
On December 20, 2012, the Company entered into an amendment and restatement (the “Amendment and Restatement”) of its First Lien Facility. Pursuant to the Amendment and Restatement, the terms and conditions contained in the First Lien Facility remained substantially unchanged, except as follows: (i) the amount outstanding thereunder was increased to $1.325 billion; (ii) the margin for LIBOR (as defined below) based borrowings was reduced from 4.5% to 3.5% and for Base Rate (as defined below) - based borrowings was reduced from 3.5% to 2.5%; and (iii) the LIBOR floor for LIBOR-based borrowings was reduced from 1.25% to 1.0%.
The Amendment and Restatement resulted in both a debt modification and extinguishment for accounting purposes. As a result, the Company wrote off $2.4 million of deferred financing costs related to the First Lien Facility in the year ended December 31, 2012. The Company also capitalized $0.8 million of deferred financing costs related to the Amendment and Restatement.
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
At June 30, 2013, borrowings under the First Lien Term Loan bore interest at 4.5% per annum and borrowings under the Second Lien Term Loan bore interest at 7.5% per annum. Effective December 8, 2011, the Company entered into the Interest Rate Cap with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of the Company’s LIBOR based term loans at a maximum of 3.0% per annum. The Interest Rate Cap matures on December 8, 2015. See Note 6, “Derivative Financial Instruments” for additional information.
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

In the event amounts are outstanding under the Revolving Credit Facility, the First Lien Facility requires compliance with a consolidated first lien net leverage ratio covenant. At June 30, 2013, this ratio would have been 4.5 to 1.0. Such ratio will be reduced in future periods if amounts are outstanding under the Revolving Credit Facility at an applicable date. At June 30, 2013, the Company would have been in compliance with the covenant if the Company had amounts outstanding under the Revolving Credit Facility. The Second Lien Facility does not contain any financial covenants.
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
Based upon the calculation of excess cash flow at December 31, 2012, the Company was required to make a mandatory prepayment on the First Lien Term Loan. Due to certain rights retained by the lenders to decline proportionate shares of such prepayments, the final prepayment amount was reduced from $63.2 million to $35.6 million of which a portion was applied to the Second Lien Term Loan. The prepayment was made on April 1, 2013.
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
Interest on the 7.75% Senior Notes is payable on each May 1 and November 1 of each year. The 7.75% Senior Notes mature on May 1, 2019.
Cumulus Holdings, as issuer of the 7.75% Senior Notes, may redeem all or part of the 7.75% Senior Notes at any time on or after May 1, 2015. At any time prior to May 1, 2014, Cumulus Holdings may redeem up to 35.0% of the 7.75% Senior Notes using the proceeds from certain equity offerings. At any time prior to May 1, 2015, Cumulus Holdings may redeem some or all of the 7.75% Senior Notes at a price equal to 100% of the principal amount, plus a “make-whole” premium. If Cumulus Holdings sells certain assets or experiences specific kinds of changes in control, it will be required to make an offer to purchase the 7.75% Senior Notes.
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
For the three and six months ended June 30, 2013, the Company recorded an aggregate of $2.5 million and $5.1 million, respectively, of amortization of debt discount and debt issuance costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of June 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

		Fair Value Measurements at June 30, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$72	$—	$72	$—
Total assets	$72	$—	$72	$—
Financial liabilities:
Other current liabilities
Green Bay Option (2)	$(8,542)	$—	$—	$(8,542)
Contingent consideration (3)	(31)	—	—	(31)
Total liabilities	$(8,573)	$—	$—	$(8,573)

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$44	$—	$44	$—
Total assets	$44	$—	$44	$—
Financial liabilities:
Other current liabilities
Green Bay Option (2)	$(11,386)	$—	$—	$(11,386)
Total liabilities	$(11,386)	$—	$—	$(11,386)

(1)
On the Interest Rate Cap the Company pays a fixed interest rate on a $71.3 million notional amount of its term loans. The fair value of the Interest Rate Cap is determined based on discounted cash flow analysis on the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.

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

(3)
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
The reconciliation below contains the components of the change in fair value associated with the Green Bay Option from January 1, 2013 to June 30, 2013 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2013	$(11,386)
Add: Mark to market fair value adjustment	2,844
Fair value balance at June 30, 2013	$(8,542)

The reconciliation below contains the components of the change in continuing contingency associated with the contingent consideration from January 1, 2013 to June 30, 2013 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2013	$—
Add: Acquisition of WFME	(31)
Fair value balance at June 30, 2013	$(31)
Quantitative information regarding the significant unobservable inputs related to the Green Bay Option as of June 30, 2013 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$(8,542)	Black-Scholes Model	Risk adjusted discount rate	6.6%
		Total term	less than 1 year
		Volatility rate	25%
		Annual dividend rate	—%
		Bond equivalent yield discount rate	—%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement. For example, a decrease in the risk adjusted discount rate would result in a higher liability.
Quantitative information regarding the significant unobservable inputs related to the contingent consideration as of June 30, 2013 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
The following table shows the gross amount and fair value of the Company’s term loans and 7.75% Senior Notes (dollars in thousands):

	June 30, 2013	December 31, 2012
First Lien Term Loan:
Carrying value	$1,287,260	$1,321,687
Fair value - Level 2	1,287,260	1,331,600
Second Lien Term Loan:
Carrying value	$785,497	$790,000
Fair value - Level 2	801,207	811,725
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	596,275	599,325
As of June 30, 2013, the Company used the trading prices of 100.0% and 102.0% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 97.75% to calculate the fair value of the 7.75% Senior Notes.
As of December 31, 2012, the Company used the trading prices of 100.75% and 102.75% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 98.3% to calculate the fair value of the 7.75% Senior Notes.

9. Redeemable Preferred Stock
The Company has designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (“Series A Preferred Stock”), and has issued 125,000 shares of Series A Preferred Stock for an aggregate amount of $125.0 million. No other shares of Series A Preferred Stock are issuable in the future, except for such shares as may be issued as dividends in lieu of any cash dividends in accordance with the terms thereof, and the Series A Preferred Stock ranks senior to all common stock and each series of stock the Company may subsequently designate with respect to dividends, redemption and distributions upon liquidation, winding-up and dissolution of the Company.
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
Total dividends accrued on the Series A Preferred Stock during the three and six months ended June 30, 2013 were $2.7 million and $5.4 million, respectively. Total dividends accrued on the Series A Preferred Stock during the three and six months ended June 30, 2012 were $4.4 million and $7.7 million, respectively. Total dividends paid on the Series A Preferred Stock during the three and six months ended June 30, 2013 were $2.7 million and $5.4 million, respectively. Total dividends paid on the Series A Preferred Stock during the three and six months ended June 30, 2012 were $3.3 million and $6.5 million, respectively. During the three and six months ended June 30, 2013, the Company accreted $0.5 million and $1.0 million, respectively, on the Series A Preferred Stock. During the three and six months ended June 30, 2012, the Company accreted $2.4 million and $4.8 million, respectively, on the Series A Preferred Stock. At June 30, 2013 and December 31, 2012, 75,767 shares of Series A Preferred Stock remained outstanding. The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the consolidated balance sheet at June 30, 2013 and December 31, 2012.

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

2009 Warrants
In June 2009, in connection with the execution of an amendment to the Terminated Credit Agreement, the Company issued immediately exercisable warrants to the lenders under the Terminated Credit Agreement that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At June 30, 2013, 0.9 million 2009 Warrants remained outstanding.
CMP Restated Warrants
In connection with the completion of the CMP Acquisition, a subsidiary of the Company, entered into an amended and restated warrant agreement, dated as of August 1, 2011 (the “Restated Warrant Agreement”). Pursuant to the Restated Warrant Agreement, and subject to the terms and conditions thereof, the previously outstanding 3.7 million warrants to acquire shares of this subsidiary were amended and restated to no longer be exercisable for shares of common stock of this subsidiary but instead be exercisable, for an aggregate of approximately 8.3 million shares of Class B common stock (the “CMP Restated Warrants”). The CMP Restated Warrants expired by their terms on July 31, 2012. Prior to the termination thereof, approximately 3.7 million CMP Restated Warrants were converted into approximately 8.2 million shares of Class B common stock.
Equity Held in Reserve
As part of the Citadel Merger and as of June 30, 2013, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. If excess shares remain in reserve after resolution of all remaining claims, such shares will be distributed to the claimants with allowed claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.
Company Warrants
As a component of the Citadel Merger, and the related financing transactions, the Company issued warrants to purchase an aggregate of 71.7 million shares of Class A common stock (the "Company Warrants") under a warrant agreement dated September 16, 2011 (the "Warrant Agreement"). The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and the like. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
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
During the three and six months ended June 30, 2013, approximately 2.6 million and 3.7 million, respectively, Company Warrants were converted into shares of Class A common stock with an aggregate total of 37.9 million having been converted since issuance through June 30, 2013. At June 30, 2013, 33.8 million Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, and pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021 and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of June 30, 2013, all 7.8 million Crestview Warrants remained outstanding.

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
On May 9, 2013, the Company granted 168,540 shares of time-vesting restricted Class A common stock, with an aggregate grant fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
For the three and six months ended June 30, 2013 and 2012, the Company recognized approximately $2.5 million, $5.1 million, $3.2 million and $6.0 million, respectively, in stock-based compensation expense related to equity awards.  The Company previously had certain liability classified awards related to the cash consideration portion of the Citadel Merger (“Liability Awards”).  These Liability Awards were fully expensed during the second of quarter of 2012 and as such, the Company had no stock based compensation expense related to the Liability Awards in any period in 2013. For the three and six months ended June 30, 2012, the Company recognized approximately $2.7 million and $6.9 million, respectively, in stock-based compensation expense related to Liability Awards.
As of June 30, 2013, unrecognized stock-based compensation expense of approximately $14.6 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.2 years. Unrecognized stock-based compensation expense for the equity awards will be adjusted for future changes in estimated forfeitures.
The total fair value of restricted stock awards that vested during the six months ended June 30, 2013 was $1.6 million. The total fair value of restricted stock awards that vested during the six months ended June 30, 2012 was $19.1 million, of which $13.2 million related to the Liability Awards and was paid in cash. No options were exercised during either of the six months ended June 30, 2012 or 2013.

12. Earnings Per Share (“EPS”)
For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. The Company allocates undistributed net income (loss) from continuing operations after any allocation for preferred stock dividends between each class of common stock on an equal basis as the Company's certificate of incorporation provides that the holders of each class of common stock have equal rights and privileges, except with respect to voting on certain matters.
Non-vested restricted shares of Class A common stock and the Company Warrants, and the CMP Restated Warrants prior to their expiration were considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common shares equally, after deducting dividends declared or accretion on preferred stock. The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic Income (Loss) Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$27,101	$(1,763)	$18,112	$(14,362)
Less:
Dividends declared on redeemable preferred stock	2,652	4,375	5,304	7,708
Accretion of redeemable preferred stock	1,007	1,852	1,989	4,620
Participation rights of the Company Warrants in undistributed earnings	3,890	—	1,833	—
Participation rights of unvested restricted stock in undistributed earnings	39	—	23	—
Basic undistributed net income (loss) from continuing operations attributable to common shares	$19,513	$(7,990)	$8,963	$(26,690)
Denominator:
Basic weighted average shares outstanding	176,482	157,711	175,620	153,540
Basic undistributed net income (loss) from continuing operations per share--attributable to common shares	$0.11	$(0.05)	$0.05	$(0.17)
Diluted Income (Loss) Per Share:
Numerator:
Undistributed net income (loss) from continuing operations	$27,101	$(1,763)	$18,112	$(14,362)
Less:
Dividends declared on redeemable preferred stock	2,652	4,375	5,304	7,708
Accretion of redeemable preferred stock	1,007	1,852	1,989	4,620
Participation rights of the Company Warrants in undistributed net income	3,834	—	1,807	—
Participation rights of unvested restricted stock in undistributed earnings	38	—	23	—
Basic undistributed net income (loss) from continuing operations attributable to common shares	$19,570	$(7,990)	$8,989	$(26,690)
Denominator:
Basic weighted average shares outstanding	176,482	157,711	175,620	153,540
Effect of dilutive options and warrants	3,072	—	3,059	—
Diluted weighted average shares outstanding	179,554	157,711	178,679	153,540
Diluted undistributed net income (loss) from continuing operations attributable to common shares	$0.11	$(0.05)	$0.05	$(0.17)

For each of the three and six months ended June 30, 2013, the Company had 20.0 million stock options and 7.8 million warrants that were antidilutive, respectively, due to having higher exercise prices than the Company's average stock price during the period.

For each of the three and six months ended June 30, 2012, the Company had 19.9 million stock options and 58.1 warrants which were potentially dilutive and therefore excluded from the diluted EPS calculation.

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
The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes, the tax amortization of broadcast licenses and goodwill, and changes in the valuation allowance on net deferred tax assets.
As of June 30, 2013, the Company continues to maintain a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company’s indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets are available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns as well as future profitability. In accordance with ASC Topic 740, Accounting for Income Taxes, the Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized . As of June 30, 2013, the Company does not believe it is more likely than not that the remaining net deferred tax assets will be recognized. Should the Company’s assessment change in a future period it may release all or a portion of the valuation allowance at such time, which would result in a deferred tax benefit in the period of adjustment.

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
The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron is approximately $177.1 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
The 2011 Credit Facilities contain provisions requiring the Company to use the proceeds from the disposition of assets of the Company to prepay amounts outstanding under the First Lien Facility and the Second Lien Facility (to the extent proceeds remain after the required prepayment of all amounts outstanding under the First Lien Facility), subject to the right of the Company to use such proceeds to acquire, improve or repair assets useful in its business, all within one year from the date of receipt of such proceeds. As of June 30, 2013, we have complied with these provisions and reinvested the proceeds from the Townsquare Asset Exchange; as such, we will not be required to prepay principal outstanding under the 2012 Credit Facilities.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of June 30, 2013, the Company believes that it will meet such minimum obligations.

As described in Note 2, “Acquisitions and Dispositions” the Company may be required to pay additional cash consideration for the acquisition of WFME in New York.
As described in Note 6, "Derivative Financial Instruments", on July 16, 2013 Clear Channel notified the Company that it was exercising the Green Bay Option which, upon the closing thereof, will require the Company to pay $17.6 million for the stations related thereto.
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

15. Supplemental Condensed Consolidating Financial Information
At June 30, 2013, Cumulus and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or Cumulus Media Inc. (the “Parent Guarantor”). Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidating statements of operations for the three and six months ended June 30, 2013 and 2012, (ii) unaudited condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, and (iii) unaudited condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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
Effective January 1, 2013, the Company completed an internal restructuring where all of the operations, with the exception of any equity-related transactions, of the Parent Guarantor were legally transferred to the Subsidiary Issuer. These changes have been reflected in the unaudited condensed consolidating statements as of June 30, 2013 and for the three and six months ended June 30, 2013.
Revision to Prior Period Financial Statements
During the third quarter of 2012, Cumulus Media Inc. determined that it did not properly classify its preferred stock in its supplemental condensed consolidating financial information footnote in previous 2012 interim periods. The Company should have presented the preferred stock balance and related accrued dividends in the Cumulus Media Inc. (Parent Guarantor) column and was inappropriately classified in the Cumulus Media Holdings Inc. (Subsidiary Issuer) column. There was no impact on the consolidated balance sheet, statement of income or statement of cash flows.
During the fourth quarter of 2012, Cumulus Media Inc. determined that it did not properly classify certain intercompany transactions in its supplemental condensed consolidating financial information footnote in previous 2012 interim periods. The Company should have presented the intercompany transactions within financing activities as these transactions had been previously presented in the operating cash flows section of the statement of cash flows. In addition, Cumulus determined that certain intercompany transactions were classified within investment in subsidiaries or additional paid-in capital and have classified such balances as intercompany transactions as either intercompany receivables or intercompany payables depending on the nature of the balance. In the following disclosure, a separate line item entitled “Intercompany transactions, net” is presented on the condensed consolidating balance sheets and statements of cash flows. There was no impact on the consolidated balance sheet, statement of income or statement of cash flows.
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting

Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the three and six months ended June 30, 2012 and will revise the interim condensed consolidating information in future quarterly filings.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$289,676	$—	$—	$289,676
Management fees	—	—	—	—	—	—
Net revenues	—	—	289,676	—	—	289,676
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	171,143	619	—	171,762
Depreciation and amortization	—	484	28,451	—	—	28,935
LMA fees	—	—	759	—	—	759
Corporate general and administrative expenses (including stock-based compensation expense of $2,470)	—	7,760	—	—	—	7,760
Loss on sale of stations	—	—	91	—	—	91
Gain on derivative instrument	—	—	(2,106)	—	—	(2,106)
Total operating expenses	—	8,244	198,338	619	—	207,201
Operating (loss) income	—	(8,244)	91,338	(619)	—	82,475
Non-operating (expense) income:
Interest expense, net	(2,378)	(41,532)	77	—	—	(43,833)
Loss on early extinguishment of debt	—	(4,539)	—	—	—	(4,539)
Other expense, net	—	—	(511)	—	—	(511)
Total non-operating expense, net	(2,378)	(46,071)	(434)	—	—	(48,883)
(Loss) income before income taxes	(2,378)	(54,315)	90,904	(619)	—	33,592
Income tax benefit (expense)	—	—	11,520	(18,011)	—	(6,491)
Earnings (loss) from consolidated subsidiaries	29,479	83,794	(18,630)	—	(94,643)	—
Net income (loss)	$27,101	$29,479	$83,794	$(18,630)	$(94,643)	$27,101

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations		Total Consolidated
Broadcast revenues	$—	$—	$522,548	$—	$—		$522,548
Management fees	—	—	—	—	—		—
Net revenues	—	—	522,548	—	—		522,548
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	334,825	1,109	—		335,934
Depreciation and amortization	—	981	56,885	—	—		57,866
LMA fees	—	—	1,728	—	—		1,728
Corporate general and administrative expenses (including stock-based compensation expense of $5,134)	—	21,626	—	—	—		21,626
Loss on sale of stations	—	—	1,400	—	—	—	1,400
Gain on derivative instrument	—	—	(2,844)	—	—		(2,844)
Total operating expenses	—	22,607	391,994	1,109	—		415,710
Operating (loss) income	—	(22,607)	130,554	(1,109)	—		106,838
Non-operating (expense) income:
Interest (expense) income, net	(4,689)	(83,474)	78	—	—		(88,085)
Loss on early extinguishment of debt	—	(4,539)	—	—	—		(4,539)
Other expense, net	—	—	(378)	—	—		(378)
Total non-operating expense, net	(4,689)	(88,013)	(300)	—	—		(93,002)
(Loss) income before income taxes	(4,689)	(110,620)	130,254	(1,109)	—		13,836
Income tax benefit (expense)	—	—	12,715	(8,439)	—		4,276
Earnings (loss) from consolidated subsidiaries	22,801	133,421	(9,548)	—	(146,674)		—
Net income (loss)	$18,112	$22,801	$133,421	$(9,548)	$(146,674)		$18,112

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2012
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$280,745	$—	$—	$280,745
Management fees	296	—	—	—	—	296
Net revenues	296	—	280,745	—	—	281,041
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	168,222	524	—	168,746
Depreciation and amortization	345	—	35,855	—	—	36,200
LMA fees	—	—	885	—	—	885
Corporate general and administrative expenses (including stock-based compensation expense of $5,928)	16,802	—	—	—	—	16,802
Loss on derivative instrument	—	—	841	—	—	841
Impairment of intangible assets	—	—	12,435	—	—	12,435
Total operating expenses	17,147	—	218,238	524	—	235,909
Operating (loss) income	(16,851)	—	62,507	(524)	—	45,132
Non-operating (expense) income:
Interest (expense) income, net	(227)	(49,694)	302	—	—	(49,619)
Other expense, net	—	—	(74)	—	—	(74)
Total non-operating (expense) income, net	(227)	(49,694)	228	—	—	(49,693)
(Loss) income before income taxes	(17,078)	(49,694)	62,735	(524)	—	(4,561)
Income tax benefit	—	—	340	2,458	—	2,798
(Loss) income from continuing operations	(17,078)	(49,694)	63,075	1,934	—	(1,763)
Income (loss) from discontinued operations, net of taxes	—	—	11,341	(1,435)	—	9,906
Earnings (loss) from consolidated subsidiaries	25,221	74,915	499	—	(100,635)	—
Net income (loss)	$8,143	$25,221	$74,915	$499	$(100,635)	8,143

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2012
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$516,710	$—	$—	$516,710
Management fees	326	—	—	—	—	326
Net revenues	326	—	516,710	—	—	517,036
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	321,396	1,046	—	322,442
Depreciation and amortization	566	—	70,441	—	—	71,007
LMA fees	—	—	1,724	—	—	1,724
Corporate general and administrative expenses (including stock-based compensation expense of $12,906)	33,494	—	—	—	—	33,494
Realized loss on derivative instrument	—	—	753	—	—	753
Impairment of intangible assets	—	—	12,435	—	—	12,435
Total operating expenses	34,060	—	406,749	1,046	—	441,855
Operating (loss) income	(33,734)	—	109,961	(1,046)	—	75,181
Non-operating (expense) income:
Interest (expense) income, net	(322)	(100,698)	598	—	—	(100,422)
Other income, net	—	—	190	—	—	190
Total non-operating (expense) income, net	(322)	(100,698)	788	—	—	(100,232)
(Loss) income before income taxes	(34,056)	(100,698)	110,749	(1,046)	—	(25,051)
Income tax benefit	—	—	1,268	9,421	—	10,689
(Loss) income from continuing operations	(34,056)	(100,698)	112,017	8,375	—	(14,362)
Income (loss) from discontinued operations, net of taxes	—	—	13,490	(3,115)	—	10,375
Earnings (loss) from consolidated subsidiaries	30,069	130,767	5,260	—	(166,096)	—
Net (loss) income	$(3,987)	$30,069	$130,767	$5,260	$(166,096)	$(3,987)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2013
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$45,724	$492	$—	$—	$46,216
Restricted cash	—	3,729	—	—	—	3,729
Accounts receivable, less allowance for doubtful accounts of $3,779	—	—	203,469	—	—	203,469
Trade receivable	—	—	7,344	—	—	7,344
Deferred income taxes	—	—	29,658			29,658
Prepaid expenses and other current assets	—	2,036	19,916	—	—	21,952
Total current assets	—	51,489	260,879	—	—	312,368
Property and equipment, net	—	3,821	242,707	—	—	246,528
Broadcast licenses	—	—	—	1,640,882	—	1,640,882
Other intangible assets, net	—	—	215,386	—	—	215,386
Goodwill	—	—	1,204,953	—	—	1,204,953
Investment in consolidated subsidiaries	413,711	3,536,643	1,157,165	—	(5,107,519)	—
Intercompany receivables	—	77,913	617,941	—	(695,854)	—
Other assets	—	52,349	17,718	—	—	70,067
Total assets	$413,711	$3,722,215	$3,716,749	$1,640,882	$(5,803,373)	$3,690,184
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$22,988	$52,884	$—	$—	$75,872
Trade payable	—	—	6,620	—	—	6,620
Current portion of long-term debt	—	13,250	—	—	—	13,250
Other current liabilities	—	—	8,542	—	—	8,542
Total current liabilities	—	36,238	68,046	—	—	104,284
Long-term debt, excluding 7.75% Senior Notes	—	2,040,359	—	—	—	2,040,359
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	—	3,966	37,156	—	—	41,122
Intercompany payables	77,913	617,941	—		(695,854)	—
Deferred income taxes	—	—	74,904	483,717	—	558,621
Total liabilities	77,913	3,308,504	180,106	483,717	(695,854)	3,354,386
Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding	72,871	—	—	—	—	72,871
Total redeemable preferred stock	72,871	—	—	—	—	72,871
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 186,456,601 and 182,682,073 shares issued, and 162,326,226 and 158,519,394 shares outstanding, at June 30, 2013 and December 31, 2012, respectively	1,864	—	—	—	—	1,864

Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding at both June 30, 2013 and December 31, 2012	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both June 30, 2013 and December 31, 2012	6	—	—	—	—	6
Treasury stock, at cost, 24,130,375 and 24,162,676 shares at June 30, 2013 and December 31, 2012, respectively	(250,697)	—	—	—	—	(250,697)
Additional paid-in-capital	1,511,689	208,301	3,901,332	2,139,092	(6,248,725)	1,511,689
Accumulated (deficit) equity	(1,000,089)	205,410	(364,689)	(981,927)	1,141,206	(1,000,089)
Total stockholders’ equity (deficit)	262,927	413,711	3,536,643	1,157,165	(5,107,519)	262,927
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$413,711	$3,722,215	$3,716,749	$1,640,882	$(5,803,373)	$3,690,184

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2012
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,599	$—	$6,451	$—	$—	$88,050
Restricted cash	5,921	—	—	—	—	5,921
Accounts receivable, less allowance for doubtful accounts of $4,131	—	—	207,563	—	—	207,563
Trade receivable	—	—	6,104	—	—	6,104
Deferred income Tax	—	—	25,145	—	—	25,145
Prepaid expenses and other current assets	6,928	—	13,408	—	—	20,336
Total current assets	94,448	—	258,671	—	—	353,119
Property and equipment, net	4,690	—	251,213	—	—	255,903
Broadcast licenses	—	—	—	1,602,373	—	1,602,373
Other intangible assets, net	—	—	258,761	—	—	258,761
Goodwill	—	—	1,195,594	—	—	1,195,594
Investment in consolidated subsidiaries	415,573	3,354,891	1,127,135	—	(4,897,599)	—
Intercompany receivables	—	—	471,329	—	(471,329)	—
Other assets	11,605	47,818	18,402	—	—	77,825
Total assets	$526,316	$3,402,709	$3,581,105	$1,602,373	$(5,368,928)	$3,743,575
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$10,690	$8,213	$83,683	$—	$—	$102,586
Trade payable	—	—	4,803	—	—	4,803
Current portion of long-term debt	—	76,468	—	—	—	76,468
Other current liabilities	—	—	11,386	—	—	11,386
Total current liabilities	10,690	84,681	99,872	—	—	195,243
Long-term debt, excluding 7.75% Senior Notes	—	2,014,599	—	—	—	2,014,599
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	3,651	—	41,662	—	—	45,313
Intercompany payables	193,473	277,856	—	—	(471,329)	—
Deferred income taxes	—	—	84,680	475,238	—	559,918
Total liabilities	207,814	2,987,136	226,214	475,238	(471,329)	3,425,073
Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding	71,869	—	—	—	—	71,869
Total redeemable preferred stock	71,869	—	—	—	—	71,869
Stockholders’ equity (deficit):

Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 186,456,601 and 182,682,073 shares issued, and 162,326,226 and 158,519,394 shares outstanding, at June 30, 2013 and December 31, 2012, respectively	1,827	—	—	—	—	1,827
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding at both June 30, 2013 and December 31, 2012	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both June 30, 2013 and December 31, 2012	6	—	—	—	—	6
Treasury stock, at cost, 24,130,375 and 24,162,676 shares at June 30, 2013 and December 31, 2012, respectively	(252,001)	—	—	—	—	(252,001)
Additional paid-in-capital	1,514,849	232,964	3,853,001	2,099,514	(6,185,479)	1,514,849
Accumulated (deficit) equity	(1,018,202)	182,609	(498,110)	(972,379)	1,287,880	(1,018,202)
Total stockholders’ equity (deficit)	246,633	415,573	3,354,891	1,127,135	(4,897,599)	246,633
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$526,316	$3,402,709	$3,581,105	$1,602,373	$(5,368,928)	$3,743,575

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$18,112	$22,801	$133,421	$(9,548)	$(146,674)	$18,112
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	981	56,885	—	—	57,866
Amortization of debt issuance costs/discounts	—	5,164	—	—	—	5,164
Provision for doubtful accounts	—	—	1,046	—	—	1,046
Loss on sale of assets or stations	—	—	1,537	—	—	1,537
Loss on early extinguishment of debt	—	4,539	—	—	—	4,539
Fair value adjustment of derivative instruments	—	(27)	(2,844)	—	—	(2,871)
Deferred income taxes	—	—	(14,248)	8,439	—	(5,809)
Stock-based compensation expense	—	5,134	—	—	—	5,134
(Loss) earnings from consolidated subsidiaries	(22,801)	(133,421)	9,548	—	146,674	—
Changes in assets and liabilities	(81,633)	41,180	11,400	1,109	—	(27,944)
Net cash (used in) provided by operating activities	(86,322)	(53,649)	196,745	—	—	56,774
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	692	—	—	692
Restricted cash	—	2,192	—	—	—	2,192
Acquisition less cash required	—	—	(52,066)	—	—	(52,066)
Capital expenditures	—	(112)	(4,718)	—	—	(4,830)
Net cash provided by (used in) investing activities	—	2,080	(56,092)	—	—	(54,012)
Cash flows from financing activities:
Intercompany transactions, net	9,993	136,619	(146,612)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(38,931)	—	—	—	(38,931)
Tax withholding payments on behalf of employees for stock-based compensation	—	(337)	—	—	—	(337)
Preferred stock dividends	(5,304)	—	—	—	—	(5,304)
Proceeds from exercise of warrants	34	—	—	—	—	34
Deferred financing costs	—	(58)	—	—	—	(58)
Net cash provided by (used in) financing activities	4,723	97,293	(146,612)	—	—	(44,596)
(Decrease) increase in cash and cash equivalents	(81,599)	45,724	(5,959)	—	—	(41,834)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050
Cash and cash equivalents at end of period	$—	$45,724	$492	$—	$—	$46,216

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,987)	$30,069	$130,767	$5,260	$(166,096)	$(3,987)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	566	—	71,676	—	—	72,242
Amortization of debt issuance costs/discount	—	5,061	—	—	—	5,061
Provision for doubtful accounts	—	—	1,598	—	—	1,598
Gain on sale of assets or stations	—	—	(183)	—	—	(183)
Impairment of intangible assets	—		12,435			12,435
Fair value adjustment of derivative instruments	250	—	753	—	—	1,003
Deferred income taxes	—	—	(7,991)	(6,311)	—	(14,302)
Stock-based compensation expense	12,906	—	—	—	—	12,906
Earnings from consolidated subsidiaries	30,069	130,767	5,260	—	(166,096)	—
Changes in assets and liabilities	(68,243)	(266,595)	(29,988)	1,051	332,192	(31,583)
Net cash (used in) provided by operating activities	(28,439)	(100,698)	184,327	—	—	55,190
Cash flows from investing activities:
Proceeds from sale of assets or stations	426	—	—	—	—	426
Capital expenditures	(676)	—	(1,243)	—	—	(1,919)
Net cash used in investing activities	(250)	—	(1,243)	—	—	(1,493)
Cash flows from financing activities:
Intercompany transactions, net	40,274	157,698	(197,972)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(57,000)	—	—	—	(57,000)
Tax withholding payments on behalf of employees for stock-based compensation	(1,909)	—	—	—	—	(1,909)
Preferred stock dividends	(6,458)	—	—	—	—	(6,458)
Proceeds from exercise of warrants	161	—	—	—	—	161
Net cash provided by (used in) financing activities	32,068	100,698	(197,972)	—	—	(65,206)
Increase (decrease) in cash and cash equivalents	3,379	—	(14,888)	—	—	(11,509)
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592
Cash and cash equivalents at end of period	$15,093	$—	$3,990	$—	$—	$19,083

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
Our Business
We own and operate commercial radio station clusters throughout the United States. We believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At June 30, 2013, we owned or operated approximately 520 radio stations (including under LMAs) in 108 United States media markets and operated nationwide radio networks serving over 5,000 affiliates. At June 30, 2013, under LMAs, we provided sales and marketing services for 14 radio stations in the United States.
Operating Overview
We believe that we have created a leading radio broadcasting company with a true national platform and an opportunity to further leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio consisting of approximately 520 radio stations, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, all of which are designed to reduce our dependence on any single demographic, region or industry. Our increased scale allows larger, more significant investments in the local digital media marketplace enabling us to apply our local digital platforms and strategies, including our social commerce initiatives across significant additional markets. We believe our single national platform will allow us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
Cumulus believes that our capital structure provides adequate liquidity and scale for Cumulus to pursue and finance potential strategic acquisitions in the future.
Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.
Our principal sources of funds historically have been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our broad diversity in format, listener base, geography, advertiser base and revenue stream helps us to reduce our dependence on any single demographic, region or industry.

At June 30, 2013, we had $1.287 billion outstanding under the First Lien Facility, $785.5 million outstanding under the Second Lien Facility and no amounts outstanding under the Revolving Credit Facility. We also had outstanding $610.0 million of 7.75% Senior Notes due 2019.
On May 31, 2013, we entered into an amendment (the “Amendment”) to the First Lien Facility. Pursuant to the Amendment, the consolidated total net leverage ratio covenant contained in the First Lien Facility, with which the Company was required to comply in the event amounts were outstanding under the Revolving Credit Facility has been replaced with a consolidated first lien net leverage ratio covenant, and the total commitments under the Revolving Credit Facility were reduced from $300.0 million to $150.0 million.
We have assessed the current and expected conditions of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of June 30, 2013, that cash on hand and cash expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations through at least June 30, 2014.
Advertising Revenue and Adjusted EBITDA
Our primary source of revenues is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers, which impacts the advertising rates charged by us. Advertising rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format as a substantial portion of our revenue comes from non-music formats and proprietary content. In addition, we believe that the portfolio that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $12.5 million and $13.6 million for the six months ended June 30, 2013 and 2012, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 67.6% and 67.3% of our total revenues during the three and six months ended June 30, 2013.
In addition to local advertising revenues, we monetize our available inventory in both national spot and network sales marketplaces using our national platform. To effectively deliver our network advertising for our customers, we distribute content and programming through third party affiliates in order to achieve a broader national audience. Typically, in exchange for the right to broadcast radio network programming, third party affiliates remit a portion of their advertising time, which is then aggregated into packages focused on specific demographic groups and sold by us to our advertiser clients that want to reach the listeners who comprise those demographic groups on a national basis. Revenues derived from third party affiliates represented less than 10% of consolidated revenues in all periods presented.
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
In deriving this measure, management excludes depreciation, amortization and stock-based compensation expense, as these do not represent cash payments for activities directly related to the operation of the radio stations. In addition, we exclude LMA fees from our calculation of Adjusted EBITDA, even though such fees require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our First Lien Facility. Management excludes any gain or loss on the exchange of assets or stations as they do not represent a cash transaction. Management also excludes any realized gain or loss on derivative instruments as they do not represent a cash transaction nor are they associated with radio station operations. Interest expense, net of interest income, discontinued operations, income tax (benefit) expense including franchise taxes, and expenses relating to acquisitions are also excluded from the calculation of Adjusted EBITDA as they are not directly related to the operation of radio stations. Management excludes any impairment of goodwill and intangible assets as they do not require a cash outlay. Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a radio company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for radio broadcasting companies, and is a key metric for purposes of calculating and determining compliance with certain covenants in our First Lien Facility. Given the relevance to the overall value of the Company, management believes that investors consider the metric to be extremely useful.
Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP.
A quantitative reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, follows in this section.

Results of Operations
Analysis of the Unaudited Condensed Consolidated Results of Operations.
The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Three Months Ended	% Change Six Months Ended
	2013	2012	2013	2012
STATEMENT OF OPERATIONS DATA:
Net revenues	$289,676	$281,041	$522,548	$517,036	3.1%	1.1%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	171,762	168,746	335,934	322,442	1.8%	4.2%
Depreciation and amortization	28,935	36,200	57,866	71,007	(20.2)%	(18.5)%
LMA fees	759	885	1,728	1,724	(14.2)%	0.2%
Corporate, general and administrative expenses (including stock-based compensation expense)	7,760	16,802	21,626	33,494	(53.8)%	(35.5)%
Loss on sale of stations	91	—	1,400	—	**	**
(Gain) loss on derivative instrument	(2,106)	841	(2,844)	753	**	**
Impairment of intangible assets	—	12,435	—	12,435	**	**
Operating income	82,475	45,132	106,838	75,181	82.7%	42.1%
Interest expense, net	(43,833)	(49,619)	(88,085)	(100,422)	(11.7)%	(12.3)%
Loss on early extinguishment of debt	(4,539)	—	(4,539)	—	**	**
Other (loss) income, net	(511)	(74)	(378)	190	590.5%	(298.9)%
Income (loss) from continuing operations before income taxes	33,592	(4,561)	13,836	(25,051)	**	**
Income tax (expense) benefit	(6,491)	2,798	4,276	10,689	**	**
Income (loss) from continuing operations	27,101	(1,763)	18,112	(14,362)	**	**
Income from discontinued operations, net of taxes	—	9,906	—	10,375	**	**
Net income (loss)	$27,101	$8,143	$18,112	$(3,987)	**	**
OTHER DATA:
Adjusted EBITDA	$112,800	$106,129	$172,688	$179,736	6.3%	(3.9)%
** Calculation is not meaningful.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012
Net Revenues. Net revenues for the three months ended June 30, 2013 increased $8.7 million, or 3.1%, to $289.7 million, compared to $281.0 million for the three months ended June 30, 2012. This increase was attributable to a $4.3 million increase in local advertising revenue, a $3.9 million increase in revenue related to digital initiatives and a $2.8 million increase in revenue due to the addition of stations in the Bloomington and Peoria markets we acquired from Townsquare Media in July 2012. These increases were partially offset by a decrease of $2.3 million in cyclical political revenue.
Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the three months ended June 30, 2013 increased $3.1 million, or 1.8%, to $171.8 million, compared to $168.7 million for the three months ended June 30, 2012. The increase was primarily attributable to a $4.6 million increase in our strategic content initiatives, a $4.1 million increase related to ongoing investments in our sales infrastructure and a $1.9 million increase in expenses due to the addition of stations in the Bloomington and Peoria markets we acquired from Townsquare Media in July 2012. These increases were partially offset by a $7.5 million decrease in music royalties.
Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2013 decreased $7.3 million, or 20.2%, to $28.9 million, compared to $36.2 million for the three months ended June 30, 2012. This decrease was primarily due to a $6.6 million decrease in amortization expense on our definite lived intangible assets, which results from the accelerated amortization methodology we have applied since acquisition of the assets based on the expected pattern in which the underlying assets' economic benefits are consumed.  There was also a $0.7 million decrease in depreciation expense.
Corporate, General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate general and administrative expenses, including stock-based compensation expense, for the three months ended June 30, 2013 decreased $9.0 million, or 53.8%, to $7.8 million, compared to $16.8 million for the three months ended June 30, 2012. This decrease is primarily due to a decrease of $4.4 million mostly associated with the closure of the legacy Citadel corporate offices, a $3.5 million decrease in stock-based compensation expense and a $1.1 million decrease in other overhead costs.
(Gain) loss on Derivative Instrument. For the three months ended June 30, 2013, we recorded a $2.1 million gain related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA, compared to a $0.8 million loss recorded for the three months ended June 30, 2012.
Impairment of Intangible Assets. For the three months ended June 30, 2012, we recorded a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. There was no similar impairment for the three months ended June 30, 2013.
Interest Expense, net. Total interest expense, net of interest income, for the three months ended June 30, 2013 decreased $5.8 million, or 11.7%, to $43.8 million compared to $49.6 million for the three months ended June 30, 2012. Interest expense associated with outstanding debt decreased by $6.3 million to $41.4 million as compared to $47.7 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments and a lower weighted average cost of debt due to the December 2012 amendment to our First Lien Facility. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months Ended June 30,		2013 vs 2012
	2013	2012	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	29,534	35,848	(6,314)	(17.6)%
Other interest expense	2,876	2,089	787	37.7%
Change in fair value of interest rate cap and swap	(32)	165	(197)	(119.4)%
Interest income	(364)	(302)	(62)	20.5%
Interest expense, net	$43,833	$49,619	$(5,786)	(11.7)%
Income Taxes. For the three months ended June 30, 2013, the Company recorded income tax expense of $6.5 million, on a pre-tax income from continuing operations of $33.6 million, resulting in an effective tax rate for the three months ended June 30, 2013 of approximately 19.3%. For the three months ended June 30, 2012, the Company recorded an income tax benefit of $2.8 million, on pre-tax loss from continuing operations of $4.6 million, resulting in an effective tax rate for the three months ended June 30, 2012 of approximately 60.9%.
The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the tax amortization of broadcast licenses and goodwill and changes in the valuation allowance on net deferred tax assets.
In accordance with ASC 740, Accounting for Income Taxes, each quarter we assesses the likelihood that the Company will be able to recover its deferred tax assets with respect to the amount of its federal and state net operating loss carryovers available to satisfy the settlement of its deferred tax liability related to the prior elections made by certain of its acquired subsidiaries to defer the recognition of cancellation of debt income (“CODI”).  As a result of this quarter's assessment, the Company estimates that more of its net operating loss carryovers will become available to settle the deferred tax liabilities associated with the deferred CODI resulting in a $14.1 million release of its valuation allowance during the three months ended June 30, 2013.
Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the three months ended June 30, 2013 increased $6.7 million to $112.8 million from $106.1 million for the three months ended June 30, 2012.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (loss) (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		% Change Three Months Ended	% Change Six Months Ended
	2013	2012	2013	2012
Net income (loss)	$27,101	$8,143	$18,112	$(3,987)	**	**
Income tax expense (benefit)	6,491	(2,798)	(4,276)	(10,689)	**	**
Non-operating expenses, including net interest expense	48,883	49,693	93,002	100,232	(1.6)%	(7.2)%
LMA fees	759	885	1,728	1,724	(14.2)%	0.2%
Depreciation and amortization	28,935	36,200	57,866	71,007	(20.1)%	(18.5)%
Stock-based compensation expense	2,470	5,928	5,134	12,906	(58.3)%	(60.2)%
Loss on sale of stations	91	—	1,400	—	**	**
(Gain) loss on derivative instrument	(2,106)	841	(2,844)	753	**	**
Impairment of intangible assets	—	12,435	—	12,435	**	**
Acquisition-related costs	—	4,443	2,214	5,465	**	(59.5)%
Franchise taxes	176	265	352	265	(33.6)%	32.8%
Discontinued operations	—	(9,906)	—	(10,375)	**	**
Adjusted EBITDA	$112,800	$106,129	$172,688	$179,736	6.3%	(3.9)%
** Calculation is not meaningful.
Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012
Net Revenues. Net revenues for the six months ended June 30, 2013 increased $5.5 million, or 1.1%, to $522.5 million, compared to $517.0 million for the six months ended June 30, 2012. This increase was attributable to a $1.5 million increase in local advertising revenue, a $3.0 million increase in revenue related to digital initiatives and a $5.0 increase in revenue due to the addition of stations in the Bloomington and Peoria markets we acquired from Townsquare Media in July 2012. These increases were partially offset by a decrease of $4.0 million in cyclical political revenue.

Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the six months ended June 30, 2013 increased $13.5 million, or 4.2%, to $335.9 million, compared to $322.4 million for the six months ended June 30, 2012. The increase was primarily attributable to an $18.7 million increase in our strategic content initiatives as well as ongoing investments in our sales infrastructure and a $3.5 million increase in expenses due to the addition of stations in the Bloomington and Peoria markets we acquired from Townsquare Media in July 2012. These increases were partially offset by an $8.7 million decrease in music royalties.
Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2013 decreased $13.1 million to $57.9 million, compared to $71.0 million for the six months ended June 30, 2012. This decrease was primarily due to a $13.7 million decrease in amortization expense on our definite lived intangible assets, which results from the accelerated amortization methodology we have applied since acquisition of the assets based on the expected pattern in which the underlying assets' economic benefits are consumed.  There was also a $0.6 million increase in depreciation expense.
Corporate, General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate general and administrative expenses, including stock-based compensation expense, for the six months ended June 30, 2013 decreased $11.9 million, or 35.5%, to $21.6 million, compared to $33.5 million for the six months ended June 30, 2012. The decrease is primarily due to a decrease in acquisition related costs of $3.3 million mostly associated with the closure of the legacy Citadel corporate offices, a $7.8 million decrease in stock-based compensation expense and a $0.8 million decrease in other overhead costs.
(Gain) loss on Derivative Instrument. For the six months ended June 30, 2013, we recorded a $2.8 million gain related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA, compared to a $0.8 million loss recorded for the six months ended June 30, 2012.
Impairment of Intangible Assets. For the six months ended June 30, 2012, we recorded a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. There was no similar impairment for the six months ended June 30, 2013.
Interest Expense, net. Total interest expense, net of interest income, for the six months ended June 30, 2013 decreased $12.3 million, or 12.3%, to $88.1 million compared to $100.4 million for the six months ended June 30, 2012. Interest expense associated with outstanding debt decreased by $12.8 million to $82.9 million as compared to $95.7 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments and a lower weighted average cost of debt due to the December 2012 amendment to our First Lien Facility. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Six Months Ended June 30,		2013 vs 2012
	2013	2012	$ Change	% Change
7.75% Senior Notes	$23,638	$23,638	$—	—%
Bank borrowings – term loans and revolving credit facilities	59,214	72,067	(12,853)	(17.8)%
Other interest expense	5,894	5,065	829	16.4%
Change in fair value of interest rate cap and swap	(27)	250	(277)	(110.8)%
Interest income	(634)	(598)	(36)	6.0%
Interest expense, net	$88,085	$100,422	$(12,337)	(12.3)%

Income Taxes. For the six months ended June 30, 2013, the Company recorded an income tax benefit of $4.3 million on pre-tax income from continuing operations of $13.8 million, resulting in an effective tax rate of approximately (31.2%). For the six months ended June 30, 2012, the Company recorded income tax benefit of $10.7 million on pre-tax loss from continuing operations of $25.1 million, resulting in an effective tax rate of 42.6%.
The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the tax amortization of broadcast licenses and goodwill and changes in the valuation allowance on net deferred tax assets.
In accordance with ASC 740, Accounting for Income Taxes, each quarter we assesses the likelihood that the Company will be able to recover its deferred tax assets with respect to the amount of its federal and state net operating loss carryovers available to satisfy the settlement of its deferred tax liability related to the prior elections made by certain of its acquired subsidiaries to defer the recognition of cancellation of debt income (“CODI”).  As a result of this quarter's assessment, the Company estimates that more of its net operating loss carryovers will become available to settle the deferred tax liabilities associated with the deferred CODI resulting in a $14.1 million release of its valuation allowance during the six months ended June 30, 2013.
Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the six months ended June 30, 2013 decreased $7.0 million to $172.7 million from $179.7 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Cash Flows provided by Operating Activities

	Six Months Ended June 30,
	2013	2012
(Dollars in thousands)
Net cash provided by operating activities	56,774	$55,190
For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, net cash provided by operating activities increased $1.6 million as compared to the six months ended June 30, 2012. The increase was primarily due to an increase in working capital driven by slightly better collections and timing of payments.
Cash Flows used in Investing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Net cash used in investing activities	(54,012)	$(1,493)
For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, net cash used in investing activities increased $52.5 million, primarily due to completing $52.1 million in acquisitions during the six months ended June 30, 2013.

Cash Flows used in Financing Activities

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Net cash used in financing activities	(44,596)	$(65,206)
For the six months ended June 30, 2013 compared to the six months ended June 30, 2012, net cash used in financing activities decreased $20.6 million, primarily attributable to repaying $18.1 million less of borrowings under the Company’s term loans.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”).

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
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.
There were no changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2012 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended June 30, 2013, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

10.1 —
Amendment, dated May 31, 2013, to the First Lien Credit Agreement, dated as of September 16, 2011, as amended and restated as of December 20, 2012, among the Company, Cumulus Media Holdings, Inc., as borrower, and the agents and lenders thereto.

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements***.

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

CUMULUS MEDIA INC.

Date: July 30, 2013	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

10.1 —
Amendment, dated May 31, 2013, to the First Lien Credit Agreement, dated as of September 16, 2011, as amended and restated as of December 20, 2012, among the Company, Cumulus Media Holdings, Inc., as borrower, and the agents and lenders thereto.

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements***.

***
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Exhibit 10.1

Execution Version

AMENDMENT, dated as of May 31, 2013 (this “Amendment”), to the First Lien Credit Agreement, dated as of September 16, 2011, as amended and restated as of December 20, 2012 (as amended, supplemented or otherwise modified prior to the date hereof, the “Credit Agreement”), among CUMULUS MEDIA INC. (“Holdings”), CUMULUS MEDIA HOLDINGS INC. (the “Borrower”), the several banks and other financial institutions or entities from time to time parties thereto (the “Lenders”), JPMORGAN CHASE BANK, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the other agents from time to time parties thereto.
W I T N E S S E T H:
WHEREAS, pursuant to the Credit Agreement, the Lenders have agreed to make, and have made, certain loans and other extensions of credit to the Borrower;
WHEREAS, pursuant to Section 11.1 of the Credit Agreement, the amendment of any provision of Section 8.1 and the definitions referenced therein requires only the consent of the Majority Revolving Lenders;
WHEREAS, the Borrower has requested that the Majority Revolving Lenders agree to amend certain provisions of Section 8.1 of the Credit Agreement; and
WHEREAS, the Majority Revolving Lenders are willing to agree to such amendments on the terms and conditions contained herein;
NOW THEREFORE, in consideration of the premises and mutual covenants contained herein, the undersigned hereby agree as follows:
I.Defined Terms. Capitalized terms used but not otherwise defined herein shall have the meanings assigned to them in the Credit Agreement.
II.Reduction of Revolving Commitments. Pursuant to Section 4.4(a) of the Credit Agreement, the Borrower hereby irrevocably notifies the Administrative Agent that it is permanently reducing the Revolving Credit Commitments from $300,000,000 to $150,000,000 on a pro rata basis among the Revolving Lenders, which reduction shall be effective as of the date hereof. The Administrative Agent and the Majority Revolving Lenders hereby waive the three (3) Business Days' notice requirement set forth in Section 4.4(a) of the Credit Agreement.
III.Termination of Cash Collateral Agreement. Effective on the Amendment Effective Date (as defined below), that certain Cash Collateral Agreement, dated as of March 27, 2013 (the “Cash Collateral Agreement”), between the Borrower and the Administrative Agent shall be terminated. Notwithstanding any previous instructions to you, as of the Amendment Effective Date, (i) you are hereby instructed to accept all future directions with respect to the Cash Collateral Account (as defined in the Cash Collateral Agreement) from the Borrower and (ii) this notice terminates any obligations you may have to the undersigned with respect to the Cash Collateral Account; however, nothing contained in this notice shall alter any obligations which you may otherwise owe to the Borrower pursuant to any other agreement. Any provisions of the Cash Collateral Agreement which by their terms are intended to survive termination shall survive termination of the Cash Collateral Agreement.
IV.Amendments to Section 1.1 (Defined Terms). Section 1.1 of the Credit Agreement is hereby amended as follows:
(a) The following definitions are hereby inserted in appropriate alphabetical order:
“Consolidated First Lien Debt”: at any date, Consolidated Total Indebtedness that is secured by a first priority Lien on any of the assets of the Borrower or any of its Restricted Subsidiaries.
“Consolidated First Lien Net Leverage Ratio”: as of any date of determination, the ratio of (a)

Consolidated First Lien Debt (provided that Indebtedness under clause (b) of the definition of Indebtedness shall only be included to the extent of any unreimbursed drawings under any letter of credit) less the aggregate amount of unrestricted cash and Cash Equivalents of the Borrower and the Subsidiary Guarantors up to a maximum amount of $100,000,000, in each case as of such date, to (b) Consolidated EBITDA for the Test Period most recently ended prior to such date for which financial statements have been delivered.
V.Amendments to Section 8.1 (Financial Condition Covenants). Section 8.1 of the Credit Agreement is hereby amended as follows:
(a) by deleting each occurrence of the term “Consolidated Total Net Leverage Ratio” therein and substituting in lieu thereof the phrase “Consolidated First Lien Net Leverage Ratio”; and
(b) by deleting the table appearing at the end of the first sentence, after “such date below:” and before “Solely for purposes” and substituting in lieu thereof the following:

Period	Consolidated First Lien Net Leverage Ratio
June 30, 2013	4.50 to 1.00
September 30, 2013	4.50 to 1.00
December 31, 2013	4.25 to 1.00
March 31, 2014	4.25 to 1.00
June 30, 2014	4.00 to 1.00
September 30, 2014	4.00 to 1.00
December 31, 2014 and thereafter	3.75 to 1.00

VI.Effectiveness of Amendment. This Amendment shall become effective on the date (the “Amendment Effective Date”) on which the following conditions precedent shall have been satisfied:
A. Amendment. The Administrative Agent shall have received this Amendment, executed and delivered by a duly authorized officer of each of Holdings, the Borrower and the Majority Revolving Lenders.
B. No Default or Event of Default. No Default or Event of Default shall have occurred and be continuing on the Amendment Effective Date or after giving effect to the Loan to be made or the Letter of Credit to be issued on such Borrowing Date.
C. Representations and Warranties. Each of the representations and warranties made in or pursuant to the Loan Documents shall be true and correct in all material respects on and as of the Amendment Effective Date (unless stated to relate to a specific earlier date, in which case, such representations and warranties shall be true and correct in all material respects as of such earlier date).

VII.Continuing Effect; No Other Amendments. This Amendment shall not constitute an amendment or consent to any provision of the Credit Agreement and the other Loan Documents not expressly referred to herein and shall not be construed as an amendment or consent to any action on the part of the Borrower that would require an amendment or consent of the Administrative Agent or the Lenders except as expressly stated herein. Except as expressly amended hereby, the provisions of the Credit Agreement and the other Loan Documents are and shall remain in full force and effect in accordance with their terms.
VIII.Governing Law. This Amendment and the rights and obligations of the parties hereto shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York.
IX.Counterparts. This Amendment may be executed by one or more of the parties hereto on any number of separate counterparts, and all of said counterparts taken together shall be deemed to constitute one and the same instrument. This Amendment may be delivered by facsimile transmission of the relevant signature pages hereof.
[signature pages follow]
IN WITNESS WHEREOF, the undersigned have caused this Amendment to be executed and delivered by their duly authorized officers as of the date first above written.
CUMULUS MEDIA INC.

By:
Name:
Title:

CUMULUS MEDIA HOLDINGS INC.

By:
Name:
Title:

Exhibit 31.1
Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lewis W. Dickey, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cumulus Media Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 30, 2013	By:	/s/ Lewis W. Dickey, Jr.
Lewis W. Dickey, Jr.
Chairman, President and Chief Executive Officer

Exhibit 31.2
Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph P. Hannan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Cumulus Media Inc.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 30, 2013	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

Exhibit 32.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, in connection with the filing of the quarterly report on Form 10-Q of Cumulus Media Inc. (the “Company”) for the three month period ended June 30, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned officers of the Company certifies, that, to such officer's knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

/s/ Lewis W. Dickey, Jr.
Name:	Lewis W. Dickey, Jr.
Title:	Chairman, President and
Chief Executive Officer

/s/ Joseph P. Hannan
Name:	Joseph P. Hannan
Title:	Senior Vice President, Treasurer and Chief
Financial Officer
Date: July 30, 2013
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.