Form 10-Q
period 2013-09-30
CUMULUS MEDIA INC
filed 2013-10-29
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 22, 2013, the registrant had 205,184,951 outstanding shares of common stock consisting of: (i) 189,115,136 shares of Class A common stock; (ii) 15,424,944 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$64,170	$88,050
Restricted cash	3,729	5,921
Accounts receivable, less allowance for doubtful accounts of $3,728 and $4,131 at September 30, 2013 and December 31, 2012, respectively	194,872	207,563
Trade receivable	7,821	6,104
Deferred income taxes	30,575	25,145
Prepaid expenses and other current assets	23,640	20,336
Total current assets	324,807	353,119
Property and equipment, net	240,915	255,903
Broadcast licenses	1,640,829	1,602,373
Other intangible assets, net	194,653	258,761
Goodwill	1,205,195	1,195,594
Other assets	70,740	77,825
Total assets	$3,677,139	$3,743,575
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$91,728	$102,586
Trade payable	7,107	4,803
Current portion of long-term debt	38,092	76,468
Other current liabilities	3,714	11,386
Total current liabilities	140,641	195,243
Long-term debt, excluding 7.75% senior notes	1,966,230	2,014,599
7.75% senior notes	610,000	610,000
Series B cumulative redeemable preferred stock	77,241	—
Other liabilities	39,587	45,313
Deferred income taxes	575,007	559,918
Total liabilities	3,408,706	3,425,073
Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 0 and 75,767 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	71,869
Total redeemable preferred stock	—	71,869
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 191,473,932 and 182,682,073 shares issued, and 167,300,363 and 158,519,394 shares outstanding, at September 30, 2013 and December 31, 2012, respectively	1,914	1,827
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding at both September 30, 2013 and December 31, 2012	154	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both September 30, 2013 and December 31, 2012	6	6
Treasury stock, at cost, 24,173,569 and 24,162,676 shares at September 30, 2013 and December 31, 2012, respectively	(250,917)	(252,001)
Additional paid-in-capital	1,510,329	1,514,849
Accumulated deficit	(993,053)	(1,018,202)
Total stockholders’ equity	268,433	246,633
Total liabilities, redeemable preferred stock and stockholders’ equity	$3,677,139	$3,743,575
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Broadcast revenues	$280,156	$274,160	$802,704	$790,870
Management fees	917	1,190	917	1,516
Net revenues	281,073	275,350	803,621	792,386
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	174,038	161,740	509,972	484,106
Depreciation and amortization	28,942	35,239	86,809	106,321
LMA fees	628	928	2,356	2,652
Corporate, general and administrative expenses (including stock-based compensation expense of $2,259, $2,764, $7,393 and $15,671, respectively)	11,757	12,979	33,365	46,473
Gain on sale of stations	(5,198)	—	(3,662)	—
Loss (gain) on derivative instrument	172	(129)	(2,672)	624
Impairment of intangible assets	—	—	—	12,435
Total operating expenses	210,339	210,757	626,168	652,611
Operating income	70,734	64,593	177,453	139,775
Non-operating (expense) income:
Interest expense, net	(45,194)	(49,757)	(133,279)	(150,179)
Loss on early extinguishment of debt	—	—	(4,539)	—
Other expense, net	(140)	(224)	(400)	(34)
Total non-operating expense, net	(45,334)	(49,981)	(138,218)	(150,213)
Income (loss) from continuing operations before income taxes	25,400	14,612	39,235	(10,438)
Income tax (expense) benefit	(18,363)	12,175	(14,087)	22,862
Income from continuing operations	7,037	26,787	25,148	12,424
Income from discontinued operations, net of taxes	—	29,258	—	39,635
Net income	7,037	56,045	25,148	52,059
Less: dividends declared and accretion of redeemable preferred stock	4,369	5,274	10,676	17,765
Income attributable to common shareholders	$2,668	$50,771	$14,472	$34,294
Basic and diluted income (loss) per common share (see Note 12, “Earnings Per Share”):
Basic: Income (loss) from continuing operations per share	$0.01	$0.10	$0.06	$(0.03)
Income from discontinued operations per share	$—	$0.14	$—	$0.25
Income per share	$0.01	$0.24	$0.06	$0.22
Diluted: Income (loss) from continuing operations per share	$0.01	$0.10	$0.06	$(0.03)
Income from discontinued operations per share	$—	$0.14	$—	$0.25
Income per share	$0.01	$0.24	$0.06	$0.22
Weighted average basic common shares outstanding	179,699,739	169,510,007	176,994,583	158,902,196
Weighted average diluted common shares outstanding	183,131,260	176,352,267	180,032,349	158,902,196
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$25,148	$52,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,809	107,481
Amortization of debt issuance costs/discounts	7,515	7,581
Provision for doubtful accounts	2,002	2,892
Gain on sale of assets or stations	(3,556)	(163)
Gain on exchange on assets or stations	—	(63,228)
Impairment of intangible assets	—	12,435
Loss on early extinguishment of debt	4,539	—
Fair value adjustment of derivative instruments	(2,657)	935
Deferred income taxes	9,659	6,043
Stock-based compensation expense	7,393	15,671
Changes in assets and liabilities:
Accounts receivable	10,686	15,174
Trade receivable	(1,717)	(1,106)
Prepaid expenses and other current assets	(3,350)	(8,130)
Other assets	(69)	1,451
Accounts payable and accrued expenses	(11,281)	(4,421)
Trade payable	2,304	624
Other liabilities	(5,758)	(16,598)
Net cash provided by operating activities	127,667	128,700
Cash flows from investing activities:
Restricted cash	2,192	600
Acquisition less cash acquired	(52,685)	—
Initial payment of Green Bay Option	(5,000)	—
Proceeds from sale of assets or stations	6,492	426
Capital expenditures	(8,448)	(4,655)
Proceeds from exchange of assets or stations	—	114,918
Net cash (used in) provided by investing activities	(57,449)	111,289
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(88,931)	(161,000)
Tax withholding payments on behalf of employees for stock based compensation	(337)	(1,909)
Exercise of warrants	64	136
Exercise of options	614	—
Series A Preferred stock dividends	(9,395)	(11,599)
Redemption of Series A preferred stock	(73,150)	(49,233)
Proceeds from issuance of Series B preferred stock	77,241	—
Deferred financing costs	(204)	—
Net cash used in financing activities	(94,098)	(223,605)
(Decrease) increase in cash and cash equivalents	(23,880)	16,384
Cash and cash equivalents at beginning of period	88,050	30,592
Cash and cash equivalents at end of period	$64,170	$46,976
Supplemental disclosures of cash flow information:
Interest paid	$112,716	$133,975
Income taxes paid	$3,085	$3,956
Supplemental disclosures of non-cash flow information:
Compensation held in trust	$—	$24,807
Trade revenue	$18,661	$20,396
Trade expense	$20,484	$19,114
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
Nature of Business
Cumulus Media owns and operates commercial radio station clusters throughout the United States, and we believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At September 30, 2013, Cumulus Media owned or operated approximately 520 radio stations (including under local marketing agreements, or “LMAs", for 14 radio stations) in 108 United States media markets. Additionally, we create audio content and partner with third parties to create audio content to support nationwide radio networks serving over 5,500 stations. At September 30, 2013, under LMAs we are provided sales and marketing services of radio stations in the United States.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three months and nine months ended September 30, 2013, the cash flows for the nine months ended September 30, 2013 and the Company’s financial condition as of September 30, 2013, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2013.
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
Reclassifications
Certain account balances in the 2012 periods have been reclassified to conform with classifications currently in use.
Recent Accounting Pronouncements
ASU 2012-02. In July 2012, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02. The amendments in this ASU give companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. It was effective prospectively for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on the Company’s interim financial statements.
ASU 2013-04. In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This ASU is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. The Company is currently assessing the expected impact, if any, on the consolidated financial statements.

2. Acquisitions and Dispositions
2013 Acquisitions and Dispositions
WFME Asset Exchange
On January 8, 2013 the Company completed its previously announced asset exchange (the “WFME Asset Exchange”) with Family Stations, Inc., pursuant to which it exchanged its WDVY station in New York plus $40.0 million in cash for Family Stations’ WFME station in Newark, New Jersey. The total purchase price is subject to an increase of up to $10 million if certain future conditions are met as detailed in the purchase agreement. The Company has estimated the fair value of the contingent consideration to be less than $0.1 million as of September 30, 2013. Any future change in the estimated fair value of the contingent consideration will be recorded in the Company’s results of operations in the period of such change. This acquisition provided Cumulus with a radio station in the United States’ largest media market, for the national NASH entertainment brand based on the country music lifestyle.
The table below summarizes the preliminary purchase price allocation in the WFME Asset Exchange (dollars in thousands):

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
Revenues of $0.5 million and $1.4 million attributable to the Pamal Broadcasting Asset Purchase were included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013, respectively.
The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired in the Pamal Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Plant, property, and equipment, net	$783
Broadcast licenses	5,700
Total purchase price	$6,483

2012 Acquisitions and Dispositions

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
The table below summarizes the final purchase price allocation in the Townsquare Asset Exchange (dollars in thousands):

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
AR Broadcasting Asset Purchase
On September 25, 2012, the Company entered into an asset purchase agreement with AR Broadcasting, LLC, AR Licensing, LLC, CMP KC Corp. and CMP Houston-KC, LLC to acquire the KCHZ-FM and KMJK-FM radio stations operated in the Kansas City market for an aggregate purchase price of $18.1 million (the "AR Broadcasting Asset Purchase"). The transaction was part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters.
On December 6, 2012, the Company completed the acquisition of KCHZ-FM for a purchase price of $11.2 million. The Company paid $10.0 million in cash at closing with the remaining $1.2 million paid in January 2013 upon the closing of the acquisition of KMJK-FM.
On January 28, 2013, the Company completed the AR Broadcasting Asset Purchase, acquiring KMJK-FM for a purchase price of $6.9 million.
Revenues of $1.5 million and $4.1 million attributable to the AR Broadcasting Asset Purchase were included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013, respectively.

The table below summarizes the preliminary purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the AR Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Current assets	$93
Plant, property, and equipment, net	1,256
Other assets	23
Broadcast licenses	16,850
Current liabilities	(152)
Total purchase price	$18,070
The following pro forma information assumes the Townsquare Asset Exchange occurred as of January 1, 2011. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had the Townsquare Asset Exchange actually occurred on January 1, 2011 or on any other historical date, nor is it reflective of the Company’s expected actual financial position or results of operations for any future period (dollars in thousands):

	Unaudited Supplemental Pro Forma Data
	Three Months Ended September 30,	Nine Months Ended September 30,
Description	2012	2012
Net revenue	$276,166	$798,681
Net income	17,684	13,512
The pro forma financial information set forth above for the three and nine months ended September 30, 2012 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the Townsquare Asset Exchange; (ii) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.
Pro forma financial information for the WFME Asset Exchange, AR Broadcasting Asset Purchase and the Pamal Broadcasting Asset Purchase is not required, as such information is not material to the Company's financial statements.

Pending Acquisitions and Dispositions
Acquisition of Dial Global (now known as Westwood One)
On August 30, 2013, Cumulus announced that it had entered into an agreement to acquire Dial Global, Inc., now known as WestwoodOne ("Dial Global"), an independent, full-service radio network company offering news, sports, formats, prep services, talk and music programming, jingles and imaging, and special events, as well as national advertising sales representation, the ("Dial Global Acquisition"). The Dial Global Acquisition is expected to add sports, news, talk, music and programming services content – enabling the Company to provide an even broader array of programming content to approximately 10,000 U.S. radio stations, other media platforms and international platforms. New content to be acquired through the Dial Global Acquisition will include NFL, NCAA, NASCAR, Olympics, AP Radio News, NBC News and other popular programming.

Pursuant to the Dial Global Acquisition, Dial Global will become a wholly owned subsidiary of the Company and, in connection therewith, all of the issued and outstanding shares of capital stock of Dial Global will be automatically canceled and converted into the right to receive an aggregate of approximately $45 million in cash, and Dial Global will repay all of its outstanding indebtedness, including approximately $215 million with cash from the Company. The Company expects to fund the purchase price to complete the Dial Global Acquisition with proceeds from its sale of stations in the Townsquare Transactions (defined below), together with available cash.

Completion of the Dial Global Acquisition is subject to various customary closing conditions, as well as regulatory approval by the FCC, the absence of a material adverse effect on Dial Global’s business prior to closing, and the completion of the Townsquare Transactions.

Townsquare Tranactions
Also on August 30, 2013, the Company entered into an agreement with Townsquare Media, LLC ("Townsquare") pursuant to which it agreed to sell Townsquare 53 radio stations in 12 small and mid-sized markets for approximately $238 million in cash (the “Townsquare Transaction”) and to swap 15 radio stations in two small and mid-sized markets with Townsquare in exchange for five radio stations in Fresno, California. The Company intends to use the net proceeds from the Townsquare Transaction to pay a portion of the purchase price to complete the Dial Global Acquisition.
Completion of the Townsquare Transaction is subject to various customary closing conditions, as well as regulatory approval by the FCC.

3. Discontinued Operations
On July 31, 2012, the Company completed the Townsquare Asset Exchange. The results of operations associated with the stations disposed of in the Townsquare Asset Exchange are separately reported within discontinued operations, net of the related tax impact, in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2012.
Components of Results of Discontinued Operations
For the three and nine months ended September 30, 2012, income from discontinued operations was as follows (dollars in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Discontinued operations:
Net revenue	$3,534	$23,855
Operating income	1,458	8,227
Non-operating expenses	63,226	63,219
Income from discontinued operations before taxes	64,684	71,446
Income tax benefit	(35,426)	(31,811)
Income from discontinued operations	$29,258	$39,635

During the three and nine months ended September 30, 2012, the Company recognized a $7.2 million deferred tax benefit related to settlement of deferred tax liabilities associated with the indefinite lived intangible assets disposed of in the Townsquare Asset Exchange. The deferred tax benefit is reflected in income tax expense for discontinued operations for those periods.

4. Restricted Cash
As of September 30, 2013 and December 31, 2012, the Company’s balance sheet included approximately $3.7 million and $5.9 million in restricted cash, respectively, of which $2.3 million at each date related to a cash reserve from the Company’s previously completed acquisition of Citadel Broadcasting Corporation (“Citadel”) (the “Citadel Merger”). The reserve is expected to be used to satisfy the remaining allowed, disputed or not reconciled unsecured claims related to Citadel’s prior bankruptcy proceedings. At both September 30, 2013 and December 31, 2012, $0.6 million of the restricted cash balance related to securing the maximum exposure generated by automated clearing house transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash. At September 30, 2013 and December 31, 2012, $0.8 million and $0.7 million, respectively, of the restricted cash balance related to collateral on the Company’s letters of credit. At December 31, 2012, the Company held $2.3 million in escrow related to pending acquisitions.

5. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, during the periods from January 1, 2012 to December 31, 2012 and January 1, 2013 to September 30, 2013, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2012	$1,625,415	$390,509	$2,015,924
Purchase price allocation adjustments	—	(1,027)	(1,027)
Acquisition	22,253	376	22,629
Impairment	(14,706)	(12,435)	(27,141)
Disposition	(30,589)	(6,880)	(37,469)
Amortization	—	(112,240)	(112,240)
Balance as of December 31, 2012	1,602,373	258,303	1,860,676
Acquisition	44,839	773	45,612
Disposition	(6,383)	—	(6,383)
Amortization	—	(64,423)	(64,423)
Balance as of September 30, 2013	$1,640,829	$194,653	$1,835,482
The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2013 to September 30, 2013 and January 1, 2012 to September 30, 2012, and balances as of such dates (dollars in thousands):

Goodwill:	2013	2012
Balance as of January 1:
Goodwill	$1,525,335	$1,564,253
Accumulated impairment losses	(329,741)	(229,741)
Subtotal	1,195,594	1,334,512
Acquisition	11,703	3,014
Purchase price allocation adjustments	—	(9,550)
Finalization of purchase accounting for fourth quarter 2012 acquisitions	(1,889)	—
Disposition	(213)	(31,628)
Balance as of September 30:
Goodwill	1,534,936	1,526,089
Accumulated impairment losses	(329,741)	(229,741)
Total	$1,205,195	$1,296,348
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

6. Derivative Financial Instruments
The Company’s derivative financial instruments consist of the following:
Interest Rate Cap
On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of

$71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 include long term-assets of less than $0.1 million dollars attributable to the fair value of the interest rate cap. The Company reported interest expense of less than $0.1 million during each of the three months and nine months ended September 30, 2013, and interest expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2012, respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.
The Company does not utilize financial instruments for trading or other speculative purposes.
Green Bay Option
On April 10, 2009, Clear Channel and the Company entered into an LMA pursuant to which the Company has been responsible for operating (i.e., programming, advertising, etc.) five radio stations in Green Bay, Wisconsin, for a monthly fee payable to Clear Channel of approximately $0.2 million in exchange for the Company retaining the operating profits from managing the radio stations. On July 19, 2013, the Company received notice from Clear Channel that it would exercise the put option contained in this LMA, which requires the Company to purchase the five stations subject to the LMA for $17.6 million (the fair value of those stations at the time of execution of the LMA) (the "Green Bay Option"). In accordance with the terms of the agreement, the Company made a requisite $5 million payment. Completion of these station acquisitions are subject to FCC regulatory approval and other customary conditions. The Company currently expects that the transactions contemplated by the exercise of the Green Bay Option will be completed by early 2014, although no assurances can be provided.
The Company accounts for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option is recorded as a liability with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represents an estimate of the amount that the Company would pay if the option were transferred to another party as of the date of the valuation.
The unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 reflect other current liabilities of $3.7 million and $11.4 million to include the fair value of the Green Bay Option (See Note 8 “Fair Value Measurements”). The Company recorded a $0.2 million loss and $2.7 million gain on derivative instrument associated with marking to market the Green Bay Option to reflect the fair value of the option during each of the three and nine months ended September 30, 2013, respectively.
The location and fair value amounts of derivatives in the unaudited condensed consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate cap	Other long-term assets	$29	$44
Green Bay Option	Other current liabilities	(3,714)	(11,386)
	Total	$(3,685)	$(11,342)
The location and effect of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table (dollars in thousands):

		Recognized on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments	Statement of Operations Location	2013	2012	2013	2012
Interest rate cap	Interest expense	$42	$61	$15	$311
Green Bay Option	Loss (gain) on derivative instrument	172	(129)	(2,672)	624
	Total	$214	$(68)	$(2,657)	$935

7. Long-Term Debt
The Company’s long-term debt consisted of the following as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Term Loan and Revolving Credit Facilities:
First Lien Term Loan	$1,237,260	$1,321,687
Second Lien Term Loan	785,496	790,000
Revolving Credit Facility	—	—
Less: Term Loan discount	(18,434)	(20,620)
Total Term Loan and Revolving Credit Facilities	2,004,322	2,091,067
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	(38,092)	(76,468)
Long-term debt, net	$2,576,230	$2,624,599

First Lien and Second Lien Credit Facilities
On September 16, 2011, the Company entered into a (i) First Lien Credit Agreement (as amended and restated, the “First Lien Facility”), among the Company, Cumulus Holdings, as Borrower, and certain agents and lenders thereto; and (ii) Second Lien Credit Agreement (the “Second Lien Facility” and, together with the First Lien Facility, the “2011 Credit Facilities”), among the Company, Cumulus Holdings, as Borrower, and certain agents and lenders thereto.
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
On May 31, 2013, the Company entered into an amendment (the “Amendment”) to its First Lien Facility. Pursuant to the Amendment, the consolidated total net leverage ratio covenant contained in the First Lien Facility with which the Company was required to comply in the event amounts were outstanding under the Revolving Credit Facility was replaced with a consolidated first lien net leverage ratio covenant, and the total commitments under the Revolving Credit Facility were reduced from $300.0 million to $150.0 million.
The Amendment constituted an extinguishment of debt for accounting purposes. As a result, the Company wrote off $4.5 million of deferred financing costs related to the Revolving Credit Facility, which has been included in “Loss on early extinguishment of debt” in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2013.
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
The Company repaid $50.0 million of principal outstanding under its First Lien Term Loan during the quarter ended September 30, 2013. At September 30, 2013, borrowings under the First Lien Term Loan bore interest at 4.5% per annum and borrowings under the Second Lien Term Loan bore interest at 7.5% per annum. Effective December 8, 2011, the Company entered into the Interest Rate Cap with an aggregate notional amount of $71.3 million, which agreement caps the interest rate on an equivalent amount of the Company’s LIBOR based term loans at a maximum of 3.0% per annum. The Interest Rate Cap matures on December 8, 2015. See Note 6, “Derivative Financial Instruments” for additional information.
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
In the event amounts are outstanding under the Revolving Credit Facility, the First Lien Facility requires compliance with a consolidated first lien net leverage ratio covenant. At September 30, 2013, the required ratio would have been 4.5 to 1.0. Such ratio will be reduced in future periods if amounts are outstanding under the Revolving Credit Facility at an applicable date. At September 30, 2013, the Company would have been in compliance with this covenant if the Company had amounts outstanding under the Revolving Credit Facility. The Second Lien Facility does not contain any financial covenants.
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
For the three and nine months ended September 30, 2013, the Company recorded an aggregate of $2.3 million and $7.5 million, respectively, of amortization of debt discount and debt issuance costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of September 30, 2013 and December 31, 2012 were as follows (dollars in thousands):

		Fair Value Measurements at September 30, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$29	$—	$29	$—
Total assets	$29	$—	$29	$—
Financial liabilities:
Other current liabilities
Green Bay Option (2)	$(3,714)	$—	$—	$(3,714)
Contingent consideration (3)	(31)	—	—	(31)
Total liabilities	$(3,745)	$—	$—	$(3,745)

		Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$44	$—	$44	$—
Total assets	$44	$—	$44	$—
Financial liabilities:
Other current liabilities
Green Bay Option (2)	$(11,386)	$—	$—	$(11,386)
Total liabilities	$(11,386)	$—	$—	$(11,386)

(1)
Pursuant to the Interest Rate Cap, the Company pays a fixed interest rate on a $71.3 million notional amount of its term loans. The fair value of the Interest Rate Cap is determined based on a discounted cash flow analysis of the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.

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

(3)
The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement). Contingent consideration represents the fair value of the additional cash consideration potentially payable as part of the WFME Asset Exchange if certain future conditions are met as detailed in the purchase agreement. See Note 2 “Acquisitions and Dispositions”.

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
The reconciliation below contains the components of the change in fair value associated with the Green Bay Option from January 1, 2013 to September 30, 2013 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2013	$(11,386)
Add: Mark to market fair value adjustment	2,672
Add: Down payment to Clear Channel	5,000
Fair value balance at September 30, 2013	$(3,714)
The reconciliation below contains the components of the change in continuing contingency associated with the contingent consideration from January 1, 2013 to September 30, 2013 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2013	$—
Add: Acquisition of WFME	(31)
Fair value balance at September 30, 2013	$(31)
Quantitative information regarding the significant unobservable inputs related to the Green Bay Option as of September 30, 2013 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$(3,714)	Black-Scholes Model	Risk adjusted discount rate	5.7%
		Total term	less than 1 year
		Volatility rate	25%
		Annual dividend rate	—%
		Bond equivalent yield discount rate	—%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement. For example, a decrease in the risk adjusted discount rate would result in a higher liability.
Quantitative information regarding the significant unobservable inputs related to the contingent consideration as of September 30, 2013 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.

The following table shows the gross amount and fair value of the Company’s term loans and 7.75% Senior Notes (dollars in thousands):

	September 30, 2013	December 31, 2012
First Lien Term Loan:
Carrying value	$1,237,260	$1,321,687
Fair value - Level 2	1,249,633	1,331,600
Second Lien Term Loan:
Carrying value	$785,496	$790,000
Fair value - Level 2	801,207	811,725
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	635,925	599,325
As of September 30, 2013, the Company used trading prices of 101.0% and 102.0% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 104.25% to calculate the fair value of the 7.75% Senior Notes.
As of December 31, 2012, the Company used trading prices of 100.75% and 102.75% to calculate the fair value of the First Lien Term Loan and Second Lien Term Loan, respectively, and 98.3% to calculate the fair value of the 7.75% Senior Notes.

9. Redeemable Preferred Stock
The Company has designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”). The Company has designated 150,000 shares of its authorized preferred stock as Series B, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”).
Series A    Preferred Stock
During the three and nine months ended September 30, 2013 the Company paid $4.0 million and $9.4 million in Series A Preferred Stock Dividends. During the three and nine months ended September 30, 2012, the Company redeemed 49,233 shares of its Series A Preferred Stock for $49.2 million and $0.8 million of unpaid dividends accrued through the redemption date. Total dividends accrued and paid on the Series A Preferred Stock during the three months ended September 30, 2012 were $3.4 million and $5.1 million, respectively, including $0.8 million of dividends paid on the redeemed shares through the redemption date. Total dividends accrued and paid on the Series A Preferred Stock during the nine months ended September 30, 2012 were $11.1 million and $11.6 million, respectively, including $0.8 million of dividends paid on the redeemed shares through the redemption date. During the three and nine months ended September 30, 2012, the Company accreted $1.9 million and $6.6 million, respectively, on the Series A Preferred Stock. The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the accompanying unaudited condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.
On August 20, 2013, the Company used proceeds of $77.2 million from the issuance of 77,241 shares of Series B Preferred Stock to redeem all of the outstanding shares of Series A Preferred Stock, including accrued and unpaid dividends thereon. No shares of Series A Preferred stock are issuable in the future.

Series B Preferred Stock

Pursuant to the certificate of designations setting forth the terms and conditions of the Series B Preferred Stock (the "Certificate of Designations"), no other shares of Series B Preferred are issuable in the future, except for such shares of Series B Preferred Stock as may be issued as pay-in-kind dividends in lieu of any cash dividends in accordance with the terms thereof. The Series B Preferred Stock will mature on March 24, 2020, at which time the Company will be required to redeem all Series B Preferred Stock then outstanding for the liquidation value thereof, plus any accrued but unpaid dividends. The Company has classified the Series B Preferred Stock as a long-term liability due to the fact it has a fixed maturity date of March 24, 2020, and cannot be converted into equity.

Shares of Series B Preferred Stock generally do not have voting rights, except with respect to any amendment to the Company’s Third Amended and Restated Certificate of Incorporation that would adversely affect the rights, privileges or preferences of the Series B Preferred Stock or the creation of a class or series of shares senior to, or pari passu with, the Series B Preferred Stock as to dividends, redemption or upon liquidation, and consent rights over certain other actions of the

Company and its subsidiaries that could adversely affect the ability of the Company to fulfill its obligations under the Certificate of Designations. Holders of Series B Preferred Stock are entitled to receive mandatory and cumulative dividends in an amount per annum equal to the dividend rate (described below) multiplied by the $1,000 liquidation preference per share, calculated on the basis of a 360-day year, from the date of issuance, whether or not declared and whether or not the Company reports net income.

Dividends on the Series B Preferred Stock accrue at a rate of 12% per annum until September 30, 2014, thereafter at a rate of 14% per annum until March 31, 2015, and thereafter at a rate of 17% per annum, in each case subject to increase as described below. Dividends are payable in cash, except that, if on any dividend payment date the Company does not have cash on hand and availability under its financing agreements to pay dividends due in full in cash, the Company will be required to pay the portion of such dividend that it is unable to pay in cash through the issuance of additional shares of Series B Preferred Stock. In such event, the applicable dividend rate will increase by 200 basis points until all accrued but unpaid dividends outstanding on the Series B Preferred Stock are paid in cash and all shares of Series B Preferred previously issued in lieu of cash dividends are redeemed in full. If the Company does not redeem all outstanding shares of Series B Preferred Stock on the maturity date therefor, the applicable dividend rate will increase by 300 basis points until all shares of Series B Preferred Stock are redeemed. Payments of dividends on the Series B Preferred Stock are in preference and prior to any dividends payable on any class of the Company’s common stock and, in the event of any liquidation, dissolution or winding up of the Company, holders of Series B Preferred Stock are entitled to the liquidation value thereof prior to, and in preference of, payment of any amounts to holders of any class of the Company’s common stock.

The Certificate of Designations provides that the Company may, at its option, redeem the Series B Preferred Stock at any time for a redemption price equal to the liquidation value thereof, plus any accrued but unpaid dividends. Additionally, upon receipt by the Company of net cash proceeds from (i) the issuance by the Company or any of its subsidiaries of debt for borrowed money or (ii) the issuance by the Company or any of its subsidiaries of equity, the Company is required to use of 100% of such net cash proceeds to redeem, for cash, to the fullest extent permitted by law and applicable financing agreements, shares of Series B Preferred Stock at a redemption price equal to the liquidation value thereof, plus any accrued but unpaid dividends.

The Certificate of Designations also provides that in the event of the liquidation, dissolution or winding-up of the affairs of the Company, whether voluntary or involuntary, the holders of Series B Preferred Stock at the time will be entitled to receive liquidating distributions with respect to each share of Series B Preferred Stock in an amount equal to the $1,000 per share liquidation amount plus any accrued but unpaid dividends, and dividend rights to the fullest extent permitted by law, before any distribution of assets is made to the holders of the Company’s common stock.

The Certificate of Designations provides that the holders of a majority of the outstanding shares of Series B Preferred Stock have the right to cause the Company to exchange, at any time but subject to (i) such proposed exchange not creating or resulting in a default or event of default under any of the Company’s then-applicable financing agreements and (ii) certain other conditions, all then outstanding shares of Series B Preferred Stock for an aggregate principal amount of subordinated unsecured notes of Cumulus Holdings equal the aggregate liquidation preference for the shares of Series B Preferred Stock so exchanged. Such subordinated unsecured notes would bear interest at the same rate, and be payable at the same time and in the same manner, as dividends on the Series B Preferred Stock (except that any pay-in-kind interest would be payable through issuance of additional subordinated unsecured notes), would have the same mandatory and optional redemption terms as the Series B Preferred Stock, and would have a maturity date that is the same as the maturity date of the Series B Preferred Stock. Such subordinated unsecured notes would also provide that Cumulus Holdings would be subject to covenants and restrictions on its operations similar to those set forth in the Certificate of Designations.

At September 30, 2013, the Company had accrued $1.0 million of dividend expense related to the Series B Preferred Stock.

On October 17, 2013, the Company issued a notice of redemption of all outstanding shares of Series B Preferred Stock. See Note 16, "Subsequent Events."

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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice.

After payment of dividends to the holders of any outstanding shares of Series B Preferred Stock, the holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the board of directors of the Company.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Terminated Credit Agreement, the Company issued immediately exercisable warrants to the lenders under the Terminated Credit Agreement that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At September 30, 2013, 0.7 million 2009 Warrants remained outstanding.
CMP Restated Warrants
In connection with the completion of our acquisition of Cumulus Media Partners, LLC in 2011, ("CMP") a subsidiary of CMP entered into an amended and restated warrant agreement, dated as of August 1, 2011 (the “Restated Warrant Agreement”). Pursuant to the Restated Warrant Agreement, and subject to the terms and conditions thereof, the previously outstanding 3.7 million warrants to acquire shares of this subsidiary were amended and restated to no longer be exercisable for shares of common stock of this subsidiary but instead be exercisable for an aggregate of approximately 8.3 million shares of Class B common stock (the “CMP Restated Warrants”). The CMP Restated Warrants expired by their terms on July 31, 2012. Prior to the expiration thereof, approximately 3.7 million CMP Restated Warrants were converted into approximately 8.2 million shares of Class B common stock.
Equity Held in Reserve
As of September 30, 2013, pursuant to our acquisition of Citadel in 2011, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. If excess shares remain in reserve after resolution of all remaining claims, such shares will be distributed to the claimants with allowed claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets at September 30, 2013 and December 31, 2012.
Company Warrants
As a component of the Citadel Merger and the related financing transactions, the Company issued warrants to purchase an aggregate of 71.7 million shares of Class A common stock (the "Company Warrants") under a warrant agreement dated September 16, 2011 (the "Warrant Agreement"). The Company Warrants are exercisable at any time prior to June 3, 2030 at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and the like. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
Conversion of the Company Warrants is subject to compliance with applicable FCC regulations, and the Company Warrants are exercisable provided that ownership of the Company’s securities by the holder does not cause the Company to violate applicable FCC rules and regulations relating to foreign ownership of broadcasting licenses.
Holders of Company Warrants are entitled to participate ratably in any distributions on the Company’s common stock on an as-exercised basis. No distribution will be made to holders of Company Warrants or common stock if (i) an FCC ruling, regulation or policy prohibits such distribution to holders of Company Warrants or (ii) the Company’s FCC counsel opines that such distribution is reasonably likely to cause (a) the Company to violate any applicable FCC rules or regulations or (b) any holder of Company Warrants to be deemed to hold an attributable interest in the Company.
During the three and nine months ended September 30, 2013, approximately 4.7 million and 8.4 million, respectively, Company Warrants were converted into shares of Class A common stock with an aggregate total of 42.6 million having been converted since issuance through September 30, 2013. At September 30, 2013, 29.1 million Company Warrants remained outstanding.
Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of September 30, 2013, all 7.8 million Crestview Warrants remained outstanding.

11. Stock-Based Compensation Expense
On February 16, 2012, the Company granted 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year. In addition, on February 16, 2012, the Company granted time-vesting stock options to purchase 1,357,500 shares of Class A common stock to certain Company employees, with an aggregate grant date fair value of $3.3 million. The options have an exercise price of $4.34 per share, with 30% of the awards having vested on each of September 16, 2012 and February 16, 2013, and with 20% vesting on each of February 16, 2014 and 2015.
On May 9, 2013, the Company granted 168,540 shares of time-vesting restricted Class A common stock, with an aggregate grant fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
For the three and nine months ended September 30, 2013 the Company recognized approximately $2.3 million and $7.4 million, respectively, in stock-based compensation expense related to equity awards, and for the three months and nine months ended September 30, 2012, the Company recognized $2.8 million and $15.7 million, respectively, related to stock awards.  The Company previously had certain liability classified awards related to the cash consideration portion of the Citadel Merger (“Liability Awards”).  These Liability Awards were fully expensed during the second of quarter of 2012 and as such, the Company had no stock based compensation expense related to the Liability Awards in any period in 2013. For the three and nine months ended September 30, 2012, the Company recognized approximately $0.0 million and $6.9 million, respectively, in stock-based compensation expense related to Liability Awards.
As of September 30, 2013, unrecognized stock-based compensation expense of approximately $12.1 million related to equity awards is expected to be recognized over a weighted average remaining life of 2.6 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
The total fair value of restricted stock awards that vested during the nine months ended September 30, 2013 was $1.6 million. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2012 was $19.1 million, of which $13.2 million related to the Liability Awards and was paid in cash. 139,141 and 0 stock options were exercised during the nine months ended September 30, 2013 or 2012.

12. Earnings Per Share (“EPS”)
For all periods presented, the Company has disclosed basic and diluted earnings per common share utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net income (loss) from continuing operations after any allocation for preferred stock dividends between each class of common stock on an equal basis.
Non-vested restricted shares of Class A common stock and the Company Warrants, and the CMP Restated Warrants prior to their expiration, were considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common shares equally, after deducting dividends declared or accretion on preferred stock.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic Income (Loss) Per Share
Numerator:
Undistributed net income from continuing operations	$7,037	$26,787	$25,148	$12,424
Less:
Dividends declared on redeemable preferred stock	4,091	3,418	9,395	11,126
Accretion of redeemable preferred stock	486	1,446	2,474	6,065
Participation rights of the Company Warrants in undistributed earnings	372	4,093	2,169	—
Participation rights of unvested restricted stock in undistributed earnings	5	84	27	—
Basic undistributed net income (loss) from continuing operations attributable to common shares	$2,083	$17,746	$11,083	$(4,767)
Denominator:
Basic weighted average shares outstanding	179,700	169,510	176,995	158,902
Basic undistributed net income (loss) from continuing operations per share--attributable to common shares	$0.01	$0.10	$0.06	$(0.03)
Diluted Income (Loss) Per Share:
Numerator:
Undistributed net income from continuing operations	$7,037	$26,787	$25,148	$12,424
Less:
Dividends declared on redeemable preferred stock	4,091	3,418	9,395	11,126
Accretion of redeemable preferred stock	486	1,446	2,474	6,065
Participation rights of the Company Warrants in undistributed net income	366	3,962	2,139	—
Participation rights of unvested restricted stock in undistributed earnings	5	81	27	—
Basic undistributed net income (loss) from continuing operations attributable to common shares	$2,089	$17,880	$11,113	$(4,767)
Denominator:
Basic weighted average shares outstanding	179,700	169,510	176,995	158,902
Effect of dilutive options and warrants	3,432	6,842	3,038	—
Diluted weighted average shares outstanding	183,132	176,352	180,033	158,902
Diluted undistributed net income (loss) from continuing operations attributable to common shares	$0.01	$0.10	$0.06	$(0.03)

For each of the three and nine months ended September 30, 2013, the Company had $0.1 million and $27.6 million stock options and warrants, that were antidilutive due to having higher exercise prices than the Company's average stock price during the period.

For the three months ended September 30, 2012, the Company had 27.5 million stock options and warrants that were antidilutive due to having higher exercise prices than the Company’s average stock price. For the nine months ended September 30, 2012, the Company had 53.1 million warrants outstanding that were excluded from the computation of EP due to a net loss.

13. Income Taxes
For the three months ended September 30, 2013, the Company recorded income tax expense of $18.4 million on pre-tax income from continuing operations of $25.4 million, resulting in an effective tax rate for the three months ended September 30, 2013 of approximately 72.4%. For the three months ended September 30, 2012, the Company recorded an income tax benefit of $12.2 million, on pre-tax income from continuing operations of $14.6 million, resulting in an effective tax rate for the three months ended September 30, 2012 of approximately (83.6)%.
For the nine months ended September 30, 2013 the Company recorded income tax expense of $14.1 million on pre-tax income from continuing operations of $39.2 million, resulting in an effective tax rate for the nine months ended September 30, 2013 of approximately 35.9%.  “For the nine months ended September 30, 2012 the Company recorded an income tax benefit of $22.9 million on a pre-tax loss from continuing operations of $10.4 million, resulting in an effective tax rate for the nine months ended September 30, 2012 of approximately 219%.
The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes, the tax amortization of broadcast licenses and goodwill, and changes in the valuation allowance on net deferred tax assets.
In accordance with ASC 740, Accounting for Income Taxes, each quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets. As of September 30, 2013 the Company does not believe that it is more likely than not that it will be able to recover its deferred tax assets and as a result continues to maintain a full valuation allowance on its net deferred tax assets exclusive of its deferred tax liabilities on its indefinite lived intangibles assets and deferred cancellation of debt income (CODI), for which no net operating loss ("NOL"), carryforward is available. During the second quarter of 2013, the Company released $14.1 million of its valuation allowance to meet its estimate that more of its NOL carryforwards would become available to settle the deferred tax liabilities associated with the CODI.
The Company expects that it may release its remaining valuation allowance, but for certain tax attributes that are more likely than not set to expire by statute, in the fourth quarter of 2013, and such release would be recorded as a discrete tax benefit at such time. This event is subject to a number of unknown factors including, but not limited to, the Company achieving its forecasted fourth quarter earnings and execution of the contemplated transactions as disclosed in Note 2, "Acquisitions and Dispositions".
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
The radio broadcast industry’s principal ratings service is Arbitron, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Arbitron under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Arbitron is approximately $168.5 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
On September 13, 2013, the Company and Pulser Media (the parent company of Rdio and Vdio), or Pulser, entered into a five year strategic promotional partnership and sales arrangement, or the Rdio Agreement.

The Rdio Agreement provides that Cumulus will act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75 million of promotional commitments over five years, Cumulus will receive 15% of the current fully-diluted equity of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement. There was no activity under this agreement in any reported period.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of September 30, 2013, the Company believes that it will meet such minimum obligations.
As described in Note 2, “Acquisitions and Dispositions”, the Company may be required to pay additional cash consideration for the acquisition of WFME in New York.
As described in Note 6, "Derivative Financial Instruments", on July 16, 2013 Clear Channel notified the Company that it was exercising the Green Bay Option which, upon the closing thereof, will require the Company to pay $12.6 million for the stations related thereto.
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

15. Supplemental Condensed Consolidating Financial Information
At September 30, 2013, Cumulus and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or Cumulus Media Inc. (the “Parent Guarantor”). Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2013 and 2012, (ii) unaudited condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, and (iii) unaudited condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors.
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
Effective January 1, 2013, the Company completed an internal restructuring where all of the operations, with the exception of any equity-related transactions, of the Parent Guarantor were legally transferred to the Subsidiary Issuer. These changes have been reflected in the unaudited condensed consolidating statements as of September 30, 2013 and for the three and nine months ended September 30, 2013.
Revision to Prior Period Financial Statements
During the third quarter of 2012, Cumulus Media Inc. determined that it did not properly classify its then-outstanding Series A Preferred Stock in its supplemental condensed consolidating financial information footnote for prior 2012 interim periods. The Company should have presented the preferred stock balance and related accrued dividends in the Cumulus Media Inc. (Parent Guarantor) column, but such amounts were inappropriately classified in the Cumulus Media Holdings Inc. (Subsidiary Issuer) column. There was no impact on the consolidated balance sheet, statement of income or statement of cash flows.

During the fourth quarter of 2012, Cumulus Media Inc. determined that it did not properly classify certain intercompany transactions in its supplemental condensed consolidating financial information footnote for prior 2012 interim periods. The Company should have presented the intercompany transactions within financing activities, but such amounts were previously presented in the operating cash flows section of the statement of cash flows. In addition, Cumulus determined that certain intercompany transactions were classified within investment in subsidiaries or additional paid-in capital but such balances should have been classified as either intercompany receivables or intercompany payables depending on the nature of the balance. In the following disclosure, separate line items entitled “Intercompany receivables” and "Intercompany payables" are presented on the condensed consolidating balance sheets and "Intercompany transactions, net" is presented on the condensed combined statements of cash flows. There was no impact on the consolidated balance sheet, statement of income or statement of cash flows.
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented revised financial information for the three and nine months ended September 30, 2012.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$280,156	$—	$—	$280,156
Management fees	—	917	—	—	—	917
Net revenues	—	917	280,156	—	—	281,073
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	173,459	579	—	174,038
Depreciation and amortization	—	471	28,471	—	—	28,942
LMA fees	—	—	628	—	—	628
Corporate general and administrative expenses (including stock-based compensation expense of $2,259)	—	11,757	—	—	—	11,757
Gain on sale of stations	—	—	(5,198)	—	—	(5,198)
Loss on derivative instrument	—	—	172	—	—	172
Total operating expenses	—	12,228	197,532	579	—	210,339
Operating (loss) income	—	(11,311)	82,624	(579)	—	70,734
Non-operating (expense) income:
Interest expense, net	(3,498)	(41,698)	2	—	—	(45,194)
Other expense, net	—	—	(140)	—	—	(140)
Total non-operating expense, net	(3,498)	(41,698)	(138)	—	—	(45,334)
(Loss) income before income taxes	(3,498)	(53,009)	82,486	(579)	—	25,400
Income tax expense	—	—	(2,895)	(15,468)	—	(18,363)
Earnings (loss) from consolidated subsidiaries	10,535	63,544	(16,047)	—	(58,032)	—
Net income (loss)	$7,037	$10,535	$63,544	$(16,047)	$(58,032)	$7,037

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations		Total Consolidated
Broadcast revenues	$—	$—	$802,704	$—	$—		$802,704
Management fees	—	917	—	—	—		917
Net revenues	—	917	802,704	—	—		803,621
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	508,284	1,688	—		509,972
Depreciation and amortization	—	1,451	85,358	—	—		86,809
LMA fees	—	—	2,356	—	—		2,356
Corporate general and administrative expenses (including stock-based compensation expense of $7,393)	—	33,365	—	—	—		33,365
Loss on sale of stations	—	—	(3,662)	—	—	—	(3,662)
Gain on derivative instrument	—	—	(2,672)	—	—		(2,672)
Total operating expenses	—	34,816	589,664	1,688	—		626,168
Operating (loss) income	—	(33,899)	213,040	(1,688)	—		177,453
Non-operating (expense) income:
Interest (expense) income, net	(8,186)	(125,173)	80	—	—		(133,279)
Loss on early extinguishment of debt	—	(4,539)	—	—	—		(4,539)
Other expense, net	—	—	(400)	—	—		(400)
Total non-operating expense, net	(8,186)	(129,712)	(320)	—	—		(138,218)
(Loss) income before income taxes	(8,186)	(163,611)	212,720	(1,688)	—		39,235
Income tax benefit (expense)	—	—	9,821	(23,908)	—		(14,087)
Earnings (loss) from consolidated subsidiaries	33,334	196,945	(25,596)	—	(204,683)		—
Net income (loss)	$25,148	$33,334	$196,945	$(25,596)	$(204,683)		$25,148

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2012
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$274,160	$—	$—	$274,160
Management fees	1,190	—	—	—	—	1,190
Net revenues	1,190	—	274,160	—	—	275,350
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	160,282	1,458	—	161,740
Depreciation and amortization	543	—	34,696	—	—	35,239
LMA fees	—	—	928	—	—	928
Corporate general and administrative expenses (including stock-based compensation expense of $2,764)	12,979	—	—	—	—	12,979
Gain on derivative instrument	—	—	(129)	—	—	(129)
Total operating expenses	13,522	—	195,777	1,458	—	210,757
Operating (loss) income	(12,332)	—	78,383	(1,458)	—	64,593
Non-operating (expense) income:
Interest (expense) income, net	(1,361)	(48,651)	255	—	—	(49,757)
Other expense, net	—	—	(224)	—	—	(224)
Total non-operating (expense) income, net	(1,361)	(48,651)	31	—	—	(49,981)
(Loss) income before income taxes	(13,693)	(48,651)	78,414	(1,458)	—	14,612
Income tax benefit	—	—	10,010	2,165	—	12,175
(Loss) income from continuing operations	(13,693)	(48,651)	88,424	707	—	26,787
Income (loss) from discontinued operations, net of taxes	—	—	35,275	(6,017)	—	29,258
Earnings (loss) from consolidated subsidiaries	69,738	118,389	(5,310)	—	(182,817)	—
Net income (loss)	$56,045	$69,738	$118,389	$(5,310)	$(182,817)	$56,045

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2012
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$790,870	$—	$—	$790,870
Management fees	1,516	—	—	—	—	1,516
Net revenues	1,516	—	790,870	—	—	792,386
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	481,601	2,505	—	484,106
Depreciation and amortization	1,109	—	105,212	—	—	106,321
LMA fees	—	—	2,652	—	—	2,652
Corporate general and administrative expenses (including stock-based compensation expense of $15,671)	46,473	—	—	—	—	46,473
Realized loss on derivative instrument	—	—	624	—	—	624
Impairment of intangible assets	—	—	12,435	—	—	12,435
Total operating expenses	47,582	—	602,524	2,505	—	652,611
Operating (loss) income	(46,066)	—	188,346	(2,505)	—	139,775
Non-operating (expense) income:
Interest (expense) income, net	(1,683)	(149,349)	853	—	—	(150,179)
Other (expense), net	—	—	(34)	—	—	(34)
Total non-operating (expense) income, net	(1,683)	(149,349)	819	—	—	(150,213)
(Loss) income before income taxes	(47,749)	(149,349)	189,165	(2,505)	—	(10,438)
Income tax benefit	—	—	11,272	11,590	—	22,862
(Loss) income from continuing operations	(47,749)	(149,349)	200,437	9,085	—	12,424
Income (loss) from discontinued operations, net of taxes	—	—	48,766	(9,131)	—	39,635
Earnings (loss) from consolidated subsidiaries	99,808	249,157	(46)	—	(348,919)	—
Net income (loss)	$52,059	$99,808	$249,157	$(46)	$(348,919)	$52,059

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2013
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$63,970	$200	$—	$—	$64,170
Restricted cash	—	3,729	—	—	—	3,729
Accounts receivable, less allowance for doubtful accounts of $3,728	—	—	194,872	—	—	194,872
Trade receivable	—	—	7,821	—	—	7,821
Deferred income taxes	—	—	30,575			30,575
Prepaid expenses and other current assets	—	5,292	18,348	—	—	23,640
Total current assets	—	72,991	251,816	—	—	324,807
Property and equipment, net	—	3,680	237,235	—	—	240,915
Broadcast licenses	—	—	—	1,640,829	—	1,640,829
Other intangible assets, net	—	—	194,653	—	—	194,653
Goodwill	—	—	1,205,195	—	—	1,205,195
Investment in consolidated subsidiaries	428,574	3,543,072	1,046,065	—	(5,017,711)	—
Intercompany receivables	—	83,032	675,200	—	(758,232)	—
Other assets	132	51,473	38,892	—	(19,757)	70,740
Total assets	$428,706	$3,754,248	$3,649,056	$1,640,829	$(5,795,700)	$3,677,139
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$32,186	$59,542	$—	$—	$91,728
Trade payable	—	—	7,107	—	—	7,107
Current portion of long-term debt	—	38,092	—	—	—	38,092
Other current liabilities	—	—	3,714	—	—	3,714
Total current liabilities	—	70,278	70,363	—	—	140,641
Long-term debt, excluding 7.75% Senior Notes	—	1,966,230	—	—	—	1,966,230
7.75% Senior Notes	—	610,000	—	—	—	610,000
Series B cumulative redeemable preferable stock	77,241	—	—	—	—	77,241
Other liabilities	—	3,966	35,621	—	—	39,587
Intercompany payables	83,032	675,200	—	—	(758,232)	—
Deferred income taxes	—	—		594,764	(19,757)	575,007
Total liabilities	160,273	3,325,674	105,984	594,764	(777,989)	3,408,706
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 191,473,932 shares issued and 167,300,363 shares outstanding	1,914	—	—	—	—	1,914
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,173,569 shares	(250,917)	—	—	—	—	(250,917)
Additional paid-in-capital	1,510,329	212,631	3,844,237	2,044,040	(6,100,908)	1,510,329
Accumulated (deficit) equity	(993,053)	215,943	(301,165)	(997,975)	1,083,197	(993,053)
Total stockholders’ equity (deficit)	268,433	428,574	3,543,072	1,046,065	(5,017,711)	268,433
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$428,706	$3,754,248	$3,649,056	$1,640,829	$(5,795,700)	$3,677,139

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

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$25,148	$33,334	$196,945	$(25,596)	$(204,683)	$25,148
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	1,451	85,358	—	—	86,809
Amortization of debt issuance costs/discounts	—	7,515	—	—	—	7,515
Provision for doubtful accounts	—	—	2,002	—	—	2,002
Gain on sale of assets or stations	—	—	(3,556)	—	—	(3,556)
Loss on early extinguishment of debt	—	4,539	—	—	—	4,539
Fair value adjustment of derivative instruments	—	(27)	(2,630)	—	—	(2,657)
Deferred income taxes	—	—	(14,249)	23,908	—	9,659
Stock-based compensation expense	—	7,393	—	—	—	7,393
(Loss) earnings from consolidated subsidiaries	(33,334)	(196,945)	25,596	—	204,683	—
Changes in assets and liabilities	(83,899)	105,672	(32,646)	1,688	—	(9,185)
Net cash (used in) provided by operating activities	(92,085)	(37,068)	256,820	—	—	127,667
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	6,492	—	—	6,492
Restricted cash	—	2,192	—	—	—	2,192
Initial payment of Green Bay Option	—	—	(5,000)	—	—	(5,000)
Acquisition less cash required	—	—	(52,685)	—	—	(52,685)
Capital expenditures	—	(441)	(8,007)	—	—	(8,448)
Net cash provided by (used in) investing activities	—	1,751	(59,200)	—	—	(57,449)
Cash flows from financing activities:
Intercompany transactions, net	15,112	188,759	(203,871)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(88,931)	—	—	—	(88,931)
Tax withholding payments on behalf of employees for stock based compensation	—	(337)	—	—	—	(337)
Redemption of Series A preferred stock	(73,150)	—	—	—	—	(73,150)
Proceeds from issuance of Series B preferred stock	77,241					77,241
Series A Preferred stock dividends	(9,395)	—	—	—	—	(9,395)
Proceeds from exercises of warrants	64	—	—	—	—	64
Proceeds from exercises of options	614	—	—	—	—	614
Deferred financing costs	—	(204)	—	—	—	(204)
Net cash provided by (used in) financing activities	10,486	99,287	(203,871)	—	—	(94,098)
(Decrease) increase in cash and cash equivalents	(81,599)	63,970	(6,251)	—	—	(23,880)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050
Cash and cash equivalents at end of period	$—	$63,970	$200	$—	$—	$64,170

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$52,059	$99,808	$249,157	$(46)	$(348,919)	$52,059
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,109	—	106,372	—	—	107,481
Amortization of debt issuance costs/discount	—	7,581	—	—	—	7,581
Provision for doubtful accounts	—	—	2,892	—	—	2,892
Gain on sale of assets or stations	—	—	(163)	—	—	(163)
Gain on exchange of assets or stations	—	—	(38,251)	(24,977)	—	(63,228)
Impairment of intangible assets	—		12,435			12,435
Fair value adjustment of derivative instruments	311	—	624	—	—	935
Deferred income taxes	—	—	(16,475)	22,518	—	6,043
Stock-based compensation expense	15,671	—	—	—	—	15,671
(Loss) earnings from consolidated subsidiaries	(99,808)	(249,157)	46	—	348,919	—
Changes in assets and liabilities	11,103	(7,581)	(19,033)	2,505	—	(13,006)
Net cash (used in) provided by operating activities	(19,555)	(149,349)	297,604	—	—	128,700
Cash flows from investing activities:
Restricted cash	600	—	—	—	—	600
Proceeds from sale of assets or stations	426	—	—	—	—	426
Proceeds from exchange of asset or stations	—	—	114,918	—	—	114,918
Capital expenditures	(722)	—	(3,933)	—	—	(4,655)
Net cash provided by investing activities	304	—	110,985	—	—	111,289
Cash flows from financing activities:
Intercompany transactions, net	108,989	310,349	(419,338)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(161,000)	—	—	—	(161,000)
Tax withholding payments on behalf of employees for stock-based compensation	(1,909)	—	—	—	—	(1,909)
Series A preferred stock dividends	(11,599)	—	—	—	—	(11,599)
Proceeds from exercises of warrants	136	—	—	—	—	136
Repayment of Series A preferred stock	(49,233)	—	—	—	—	(49,233)
Net cash provided by (used in) financing activities	46,384	149,349	(419,338)	—	—	(223,605)
Increase (decrease) in cash and cash equivalents	27,133	—	(10,749)	—	—	16,384
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592
Cash and cash equivalents at end of period	$38,847	$—	$8,129	$—	$—	$46,976

16. Subsequent Events

On October 16, 2013, the Company issued and sold 18,860,000 shares of its Class A common stock in an underwritten public offering, resulting in net proceeds after underwriting discounts and commissions and estimated offering expenses of $89.8 million. The Company intends to use approximately $78.0 million of the net proceeds from the offering to redeem all outstanding shares of the Company’s Series B Preferred Stock, including accrued and unpaid dividends. Notice of this redemption was given on October 17, 2013, and it will be complete on October 30, 2013. The remaining net proceeds from the offering will be placed in the Company’s corporate treasury and used for general corporate purposes.

In accordance with the terms of the Crestview Warrants Agreement, since the offering involved the issuance of shares of the Company's Class A common stock for less than fair market value per share, as defined in the Crestview Warrants, on the date of such issuance, the Crestview Warrants are subject to a standard weighted average adjustment (See Note 10 "Stockholders' Equity").

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our inability to renew one or more of our broadcast licenses, changes in interest rates, our ability to complete any pending acquisitions, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, any material changes from the preliminary to final purchase price allocations in completed acquisitions, the impact of general economic conditions in the United States or in specific markets in which we currently do or expect to do business, industry conditions, including existing competition and future competitive technologies, cancellation, disruptions or postponements of advertising schedules in response to national or world events, and our ability to generate revenue from new sources, including technology-based initiatives. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business
We own and operate commercial radio station clusters throughout the United States, and we believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At September 30, 2013, we owned or operated approximately 520 radio stations (including under LMAs for 14 radio stations) in 108 United States media markets. Additionally, we create audio content and partner with third parties to create and audio content to support operated nationwide radio networks serving over 5,500 stations. At September 30, 2013, under LMAs, we provided sales and marketing services for 14 radio stations in the United States.
Operating Overview
We believe that we have created a leading radio broadcasting company with a true national platform and an opportunity to further leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio consisting of approximately 520 radio stations, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, all of which are designed to reduce our dependence on any single demographic, region or industry. Our nationwide radio networks platform generates premium content that can be delivered through broadcast and digital mediums. Our increased scale allows larger, more significant investments in the local digital media marketplace enabling us to apply our local digital platforms and strategies, including our social commerce initiatives, across additional markets. We believe national platform perspective will allow us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.

Cumulus believes that our capital structure provides adequate liquidity and scale for Cumulus to operate and grow our current business operations, as well as pursue and finance potential strategic acquisitions in the future.
Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. We continually monitor our capital structure and from time to time have obtained, and expect that we will continue to evaluate future opportunities to obtain, other public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our broad diversity in format, listener base, geography, advertiser base and revenue stream helps us to reduce our dependence on any single demographic, region or industry.
At September 30, 2013, we had $1.237 billion outstanding under the First Lien Facility, $785.5 million outstanding under the Second Lien Facility and no amounts outstanding under the Revolving Credit Facility. We also had outstanding $610.0 million of 7.75% Senior Notes due 2019.
On May 31, 2013, we entered into an amendment (the “Amendment”) to the First Lien Facility. Pursuant to the Amendment, the consolidated total net leverage ratio covenant contained in the First Lien Facility with which the Company was required to comply in the event amounts were outstanding under the Revolving Credit Facility, was replaced with a consolidated first lien net leverage ratio covenant, and the total commitments under the Revolving Credit Facility were reduced from $300.0 million to $150.0 million.
In the three months ended September 30, 2013, the Company issued 77,241 shares of newly designated Series B Preferred Stock. Proceeds from the issuance of approximately $77.2 million were used to redeem all outstanding shares of Series A Preferred Stock, including accrued and unpaid dividends. Dividends on the Series B Preferred Stock accrue at a rate of 12% per annum. On October 16, 2013, the Company issued and sold 18,860,000 shares of Class A common stock in an underwritten public offering, resulting in net proceeds after deducting underwriting commissions and discounts and estimated offering expenses of $89.8 million.  The Company intends to use approximately $78.0 million of the net proceeds therefrom to redeem all outstanding shares of Series B Preferred Stock.  On October 17, 2013, the Company issued a notice of redemption of all outstanding shares of Series B Preferred Stock, which redemption will be complete on October 30, 2013.
We have assessed the current and expected conditions of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of September 30, 2013, and after giving effect to the transactions described above, that cash on hand, cash expected to be generated from operating activities and cash available from various financing sources will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations through at least September 30, 2014.
Advertising Revenue and Adjusted EBITDA
Our primary source of revenues is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers, which impacts the advertising rates charged by us. Advertising rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of our formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format, as a substantial portion of our revenue comes from non-music formats and proprietary content. In addition, we believe that the portfolio that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $18.7 million and $20.4 million for the nine months ended September 30, 2013 and 2012, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local advertising represented approximately 73.4% and 73.0% of our total revenues during the three and nine months ended September 30, 2013, respectively.
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
In deriving this measure, management excludes depreciation, amortization and stock-based compensation expense, as these do not represent cash payments for activities directly related to the operation of the radio stations. In addition, we exclude LMA fees from our calculation of Adjusted EBITDA, even though these items require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our First Lien Facility. Management excludes any gain or loss on the exchange of assets or stations as they do not represent a cash transaction. Management also excludes any gain or loss on derivative instruments as they do not represent a cash transaction nor are they associated with radio station operations. Interest expense, net of interest income, discontinued operations, income tax (benefit) expense including franchise taxes, and expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to the operation of radio stations. Management excludes any impairment of goodwill and intangible assets as they do not require a cash outlay.
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
Adjusted EBITDA should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure for determining the Company’s operating performance or liquidity that is calculated in accordance with GAAP. Moreover, because not all companies use identical calculations in determining Adjusted EBITDA, our presentation may not be comparable to similarly titled measures used by other companies.

A quantitative reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, follows in this section.

Results of Operations
Analysis of the Unaudited Condensed Consolidated Results of Operations
The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months Ended	% Change Nine Months Ended
	2013	2012	2013	2012
STATEMENT OF OPERATIONS DATA:
Net revenues	$281,073	$275,350	$803,621	$792,386	2.1%	1.4%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	174,038	161,740	509,972	484,106	7.6%	5.3%
Depreciation and amortization	28,942	35,239	86,809	106,321	(17.9)%	(18.4)%
LMA fees	628	928	2,356	2,652	(32.3)%	(11.2)%
Corporate, general and administrative expenses (including stock-based compensation expense)	11,757	12,979	33,365	46,473	(9.4)%	(28.2)%
Gain on sale of stations	(5,198)	—	(3,662)	—	**	**
Loss (gain) on derivative instrument	172	(129)	(2,672)	624	**	**
Impairment of intangible assets	—	—	—	12,435	**	**
Operating income	70,734	64,593	177,453	139,775	9.5%	27.0%
Interest expense, net	(45,194)	(49,757)	(133,279)	(150,179)	(9.2)%	(11.3)%
Loss on early extinguishment of debt	—	—	(4,539)	—	**	**
Other expense, net	(140)	(224)	(400)	(34)	37.5%	**
Income (loss) from continuing operations before income taxes	25,400	14,612	39,235	(10,438)	73.8%	**
Income tax (expense) benefit	(18,363)	12,175	(14,087)	22,862	**	**
Income from continuing operations	7,037	26,787	25,148	12,424	(73.7)%	102.4%
Income from discontinued operations, net of taxes	—	29,258	—	39,635	**	**
Net income	$7,037	$56,045	$25,148	$52,059	(87.4)%	(51.7)%
OTHER DATA:
Adjusted EBITDA	$99,170	$106,398	$271,855	$286,504	(6.8)%	(5.1)%
** Calculation is not meaningful.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
Net Revenues. Net revenues for the three months ended September 30, 2013 increased $5.7 million, or 2.1%, to $281.1 million, compared to $275.4 million for the three months ended September 30, 2012. This increase was primarily attributable to a $4.6 million increase in local spot advertising revenue, an increase of $2.1 million in national advertising revenue, an increase of $1.3 million in live event revenue, and an increase of $0.9 million in revenue due to the addition of stations in the Bloomington and Peoria markets, acquired in July 2012, partially offset by a decrease of $2.9 million in cyclical political revenues.
Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the three months ended September 30, 2013 increased $12.3 million, or 7.6%, to $174.0 million, compared to $161.7 million for the three months ended September 30, 2012. The increase was primarily attributable to $4.0 million of ongoing investments in national content initiatives, a $1.9 million increase related to ongoing investments in our sales infrastructure, and a $0.6 million increase in expenses due to the acquisition of stations in the Bloomington and Peoria markets.  In addition, music publishing license fees increased by $8.3 million as a result of a non-recurring, one-time credit received in the comparable 2012 period from an industry-wide settlement with Broadcast Music, Inc.
Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2013 decreased $6.3 million, or 17.9%, to $28.9 million, compared to $35.2 million for the three months ended September 30, 2012. This decrease was primarily due to a $6.3 million decrease in amortization expense on our definite lived intangible assets, which results from the accelerated amortization methodology we have applied since acquisition of these assets based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate, General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate general and administrative expenses, including stock-based compensation expense, for the three months ended September 30, 2013 decreased $1.2 million, or 9.4%, to $11.8 million, compared to $13.0 million for the three months ended September 30, 2012. This decrease is primarily due to a decrease of $1.7 million in acquisition costs partially offset by an increase of $0.4 million in other overhead costs.
Loss (gain) on Derivative Instrument. For the three months ended September 30, 2013, we recorded a $0.2 million loss related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA, compared to a $0.1 million gain recorded for the three months ended September 30, 2012.
Interest Expense, net. Total interest expense, net of interest income, for the three months ended September 30, 2013 decreased $4.6 million, or 9.2%, to $45.2 million compared to $49.8 million for the three months ended September 30, 2012. Interest expense associated with outstanding debt decreased by $5.2 million to $41.7 million as compared to $46.9 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments and a lower weighted average cost of debt due to the December 2012 amendment to our First Lien Facility.
The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months Ended September 30,		2013 vs 2012
	2013	2012	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	29,853	35,057	(5,204)	(14.8)%
Other interest expense	3,788	3,075	713	23.2%
Change in fair value of interest rate cap and swap	42	61	(19)	(31.1)%
Interest income	(308)	(255)	(53)	20.8%
Interest expense, net	$45,194	$49,757	$(4,563)	(9.2)%
Income Taxes. For the three months ended September 30, 2013, the Company recorded income tax expense of $18.4 million on pre-tax income from continuing operations of $25.4 million, resulting in an effective tax rate for the three months ended September 30, 2013 of approximately 72.4%. For the three months ended September 30, 2012, the Company recorded an income tax benefit of $12.2 million on pre-tax income from continuing operations of $14.6 million, resulting in an effective tax rate for the three months ended September 30, 2012 of approximately (83.6)%.
The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the tax amortization of broadcast licenses and goodwill.
In accordance with ASC 740, Accounting for Income Taxes, each quarter we assesses the likelihood that the Company will be able to recover its deferred tax assets with respect to the amount of its federal and state net operating loss ("NOL") carryforwards available to satisfy the settlement of its deferred tax liability related to the prior elections made by certain of its acquired subsidiaries to defer the recognition of cancellation of debt income (“CODI”).
Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the three months ended September 30, 2013 decreased $7.2 million to $99.2 million from $106.4 million for the three months ended September 30, 2012.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change Three Months Ended	% Change Nine Months Ended
	2013	2012	2013	2012
Net income	$7,037	$56,045	$25,148	$52,059	(87.4)%	(51.7)%
Income tax expense (benefit)	18,363	(12,175)	14,087	(22,862)	**	**
Non-operating expenses, including net interest expense	45,334	49,981	138,218	150,213	(9.3)%	(8.0)%
LMA fees	628	928	2,356	2,652	(32.3)%	(11.2)%
Depreciation and amortization	28,942	35,239	86,809	106,321	(17.9)%	(18.4)%
Stock-based compensation expense	2,259	2,764	7,393	15,671	(18.3)%	(52.8)%
Gain on sale of stations	(5,198)	—	(3,662)	—	**	**
Loss (gain) on derivative instrument	172	(129)	(2,672)	624	**	**
Impairment of intangible assets	—	—	—	12,435	**	**
Acquisition-related and restructuring costs	1,457	2,728	3,652	8,194	(46.6)%	(55.4)%
Franchise taxes	176	275	526	832	(36.0)%	(36.8)%
Discontinued operations	—	(29,258)	—	(39,635)	**	**
Adjusted EBITDA	$99,170	$106,398	$271,855	$286,504	(6.8)%	(5.1)%
** Calculation is not meaningful.
Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
Net Revenues. Net revenues for the nine months ended September 30, 2013 increased $11.2 million, or 1.4%, to $803.6 million, compared to $792.4 million for the nine months ended September 30, 2012. This increase was attributable to a $5.8 million increase in local spot advertising revenue, an increase of $4.3 million in national advertising revenue, an increase of $4.8 million in live event revenue and a $5.9 million increase in revenue due to the addition of stations in the Bloomington and Peoria markets, acquired in July 2012, partially offset by a decrease of $6.9 million in cyclical political revenue.
Direct Operating Expenses, Excluding Depreciation and Amortization. Direct operating expenses for the nine months ended September 30, 2013 increased $25.9 million, or 5.3%, to $510.0 million, compared to $484.1 million for the nine months ended September 30, 2012. The increase was primarily attributable to a $22.6 million increase in our national content initiatives as well as ongoing investments in our sales infrastructure and a $4.1 million increase in expenses due to the addition of the stations in the Bloomington and Peoria markets we acquired from Townsquare Media in July 2012.
Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2013 decreased $19.5 million or 18.4%to $86.8 million, compared to $106.3 million for the nine months ended September 30, 2012. This decrease was primarily due to a $20.0 million decrease in amortization expense on our definite lived intangible assets, which results from the accelerated amortization methodology we have applied since acquisition of these assets based on the expected pattern in which the underlying assets' economic benefits are consumed.  There was also a $0.5 million increase in depreciation expense.
Corporate, General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate, general and administrative expenses, including stock-based compensation expense, for the nine months ended September 30, 2013 decreased $13.1 million, or 28.2%, to $33.4 million, compared to $46.5 million for the nine months ended September 30, 2012. The decrease is primarily due to a decrease in acquisition related costs of $4.9 million mostly associated with the closure of the legacy Citadel corporate offices and an $8.3 million decrease in stock-based compensation expense.
(Gain) loss on Derivative Instrument. For the nine months ended September 30, 2013, we recorded a $2.7 million gain related to the fair value adjustment of the put option on five Green Bay stations we operate under an LMA, compared to a $0.6 million loss recorded for the nine months ended September 30, 2012.
Impairment of Intangible Assets. For the nine months ended September 30, 2012, we recorded a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. There was no similar impairment for the nine months ended September 30, 2013.

Interest Expense, net. Total interest expense, net of interest income, for the nine months ended September 30, 2013 decreased $16.9 million, or 11.3%, to $133.3 million compared to $150.2 million for the nine months ended September 30, 2012. Interest expense associated with outstanding debt decreased by $17.6 million to $124.5 million as compared to $142.1 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments and a lower weighted average cost of debt due to the December 2012 amendment to our First Lien Facility.
The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Nine Months Ended September 30,		2013 vs 2012
	2013	2012	$ Change	% Change
7.75% Senior Notes	$35,457	$35,457	$—	—%
Bank borrowings – term loans and revolving credit facilities	89,067	106,607	(17,540)	(16.5)%
Other interest expense	9,682	8,657	1,025	11.8%
Change in fair value of interest rate cap and swap	15	311	(296)	(95.2)%
Interest income	(942)	(853)	(89)	10.4%
Interest expense, net	$133,279	$150,179	$(16,900)	(11.3)%

Income Taxes. For the nine months ended September 30, 2013, the Company recorded an income tax expense of $14.1 million on pre-tax income from continuing operations of $39.2 million, resulting in an effective tax rate of approximately 35.9%. For the nine months ended September 30, 2012, the Company recorded income tax benefit of $22.9 million on pre-tax loss from continuing operations of $10.4 million, resulting in an effective tax rate of 219%.
The difference between the effective tax rate for each period and the federal statutory rate of 35.0% primarily relates to state and local income taxes and the tax amortization of broadcast licenses and goodwill and changes in the valuation allowance on net deferred tax assets.
In accordance with ASC 740, Accounting for Income Taxes, each quarter we assesses the likelihood that the Company will be able to recover its deferred tax assets with respect to the amount of its federal and state net operating loss carryforwards available to satisfy the settlement of its deferred tax liability related to the prior elections made by certain of its acquired subsidiaries to defer the recognition of cancellation of debt income (“CODI”).  As a result of this assessment, the Company estimates that more of its net operating loss carryforwards will become available to settle the deferred tax liabilities associated with the deferred CODI resulting in a $14.1 million release of its valuation allowance during the nine months ended September 30, 2013.
Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the nine months ended September 30, 2013 decreased $14.6 million to $271.9 million from $286.5 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Cash Flows provided by Operating Activities

	Nine Months Ended September 30,
	2013	2012
(Dollars in thousands)
Net cash provided by operating activities	$127,667	$128,700
For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, net cash provided by operating activities decreased $1.0 million. The decrease was primarily due to a decrease in working capital driven by slightly worse collections and timing of payments.
Cash Flows used in Investing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Net cash used in investing activities	$(57,449)	$111,289
For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, net cash used in investing activities decreased $168.7 million, primarily due to completing $52.7 million in acquisitions during the nine months ended September 30, 2013 as opposed to receiving $114.9 million in proceeds from the Townsquare Asset Exchange in the 2012 period.
Cash Flows used in Financing Activities

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Net cash used in financing activities	$(94,098)	$(223,605)
For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, net cash used in financing activities decreased $129.5 million. The decrease in cash used in financing activities is primarily attributable to a $72.1 million decrease in repayments on long term borrowings, a $2.2 million decrease in dividends paid on Series A Preferred Stock, and the $77.2 million of proceeds from the issuance of the Series B Preferred Stock, offset by the redemption of the Series A Preferred Stock for $73.2 million.
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
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.
There were no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended September 30, 2013, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

3.1 —	Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2013)
10.1 —
Investment Agreement, dated as of August 6, 2013, by and among Cumulus Media Inc, Cumulus Media Holdings Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2013)

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements***.

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

CUMULUS MEDIA INC.

Date: October 29, 2013	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

3.1 —	Form of Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2013)
10.1 —
Investment Agreement, dated as of August 6, 2013, by and among Cumulus Media Inc, Cumulus Media Holdings Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on August 7, 2013)

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.