Form 10-K
period 2013-12-31
CUMULUS MEDIA INC
filed 2014-03-17
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates of the registrant (assuming, solely for the purposes hereof, that all officers and directors (and their respective affiliates), and 10% or greater stockholders of the registrant are affiliates of the registrant, some of whom may not be deemed to be affiliates upon judicial determination) as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $320.9 million.
As of March 3, 2014, the registrant had outstanding 217,649,593 shares of common stock consisting of (i) 213,689,484 shares of Class A common stock; (ii) 3,315,238 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders (the “2014 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

CUMULUS MEDIA INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

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
Unless otherwise indicated, as disclosed herein we:

•	obtained total radio industry listener and revenue levels from the Radio Advertising Bureau;

•
derived historical market revenue statistics and market revenue share percentages from data published by Miller Kaplan, Arase & Co., LLP, a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm; and

•
derived all audience share data and audience rankings, including ranking by population, except where otherwise stated to the contrary, from surveys of people ages 12 and over, listening Monday through Sunday, 6 a.m. to 12 midnight, and based on the Nielsen Audio Market Report.

Company Overview
We own and operate commercial radio station clusters throughout the United States. We believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At December 31, 2013, we owned or operated approximately 450 radio stations (including under LMAs) in 93 United States media markets and operated a fully distributed programming network serving more than 10,000 affiliates nationwide, which contains a portfolio of iconic media, sports and entertainment brands. At December 31, 2013, under LMAs, we provided sales and marketing services for 7 radio stations in the United States.
We believe that we have created a leading radio broadcasting company and a true national platform with an opportunity to further leverage and expand upon our strengths, market presence and programming. Specifically, we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. Our nationwide radio network platforms generates premium content distributable through both broadcast and digital platforms. Our scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives across additional markets. We believe our national platform perspective will allow us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
We are a Delaware corporation, organized in 2002, and successor by merger to an Illinois corporation with the same name that had been organized in 1997.
Strategic Overview
Our initial historical strategic focus was on mid-sized radio markets in the United States, as we believed that the attractive operating characteristics of mid-sized markets, together with the relaxation of radio station ownership limits under the Telecommunications Act of 1996 (the “Telecom Act”) and FCC rules, created significant opportunities for growth from the formation of groups of radio stations within these markets. We focused on capitalizing on opportunities to acquire groups of stations in attractive markets at favorable purchase prices, taking advantage of the size and fragmented nature of ownership in those markets and the greater attention historically given to larger markets by radio station acquirers.

Our strategy has evolved as we recognize that large radio markets can provide an attractive combination of scale, stability and opportunity for future growth, particularly for emerging digital advertising initiatives. According to BIA, these markets typically have per capita and household income, and expected household after-tax effective buying income growth, in excess of the national average, which we believe makes radio broadcasters in these markets attractive to a broad base of advertisers, and allows a radio broadcaster to reduce its dependence on any one economic sector or specific advertiser. Our operating strategy is based upon the following principles that we expect will continue to position us for future growth and increase stockholder value:
Focus on unique brands.
We view each of our radio stations and network content assets as a unique brand that serves a local and distinct community of listeners. Our business model is designed to offer local businesses access to each of our stations’ communities of listeners through the sale of advertising time. To drive sales growth, we structure and incentivize our sales organization to create demand through increased coverage and access to sophisticated productivity tools, such as our proprietary customer relationship management system, market research and listener databases, as well as continuously updated training and presentation materials and extensive client-focused marketing support. As we grow, organically and through acquisitions, we believe this focused model will continue to be scalable, allowing us to continue to provide a high level of customer service and further expand our advertiser base.
Further leverage our operating efficiencies.
We utilize a scalable, enterprise-wide, proprietary management system and technology platform to run our business, which we believe is a competitive advantage. As a result of our experienced management team and the benefits derived from our technology platform, we intend to continue to maximize this structural competitive advantage across our business. As we continue to grow both organically and through acquisitions, we expect process management and operating efficiency to remain at the core of our culture, leading to continued improvement in, among other things, our expense management and our ability to realize meaningful synergies from such growth.
Leverage experience in the application of uniform systems and practices.
Our management team has significant experience in acquisition integration, and the consistent application of our proprietary systems in such integration. Our success is partly based on adhering to a set of time-proven fundamentals and processes to run and manage our business, which we have standardized throughout our portfolio of stations. We believe that as we grow, organically and through acquisitions, we will continue to implement our systems and technology platform across our business, and obtain additional benefits from increased purchasing power, scale and supplier relationships. We believe our culture promotes the identification and recognition of best practices in all functional areas, which are then evaluated, tested and, upon acceptance, rolled out across our portfolio of stations.
Enhance operating performance across our portfolio of radio stations to drive efficiencies through scale.
Our business is designed to drive local sales growth and reduce costs at each radio station. We believe that in doing so, we are able to provide a higher level of service to the existing customer base at those stations in addition to expanding the advertiser base, which we believe enables us to continue to grow in those markets.
Maintain our financial discipline.
We seek to maintain a strong balance sheet and have focused on enhancing our free cash flow to de-leverage. In addition, from time to time, we use derivative financial instruments to mitigate fluctuations in interest rates. We also continually seek to identify and implement cost savings at each of our stations and the stations to which we provide services. To that end, we believe our overall size benefits each station with respect to negotiating favorable terms with programming suppliers and other vendors.
Pursue opportunistic acquisitions.
We believe the familiarity of our management team with the industry enables us to identify attractive acquisition opportunities. We selectively pursue opportunities where we believe we can enhance value and performance. We view these acquisitions as an important component of our business strategy and intend to selectively pursue future acquisitions on attractive terms that complement our strategy and help us achieve further economies of scale. We believe there are enormous benefits to achieving scale in order to compete in the radio industry, where advertisers have choices and are looking for integrated solutions with ease of execution.

Pursue opportunities to expand and diversify our business.
As part of our overall strategy, we selectively evaluate opportunities that have synergies with our core business and add incremental growth opportunities that help to diversify our platform. These opportunities exist in a variety of content verticals both in and out of traditional broadcast radio. We also are focused on creating a comprehensive experience for our listening audience, as well as offering our advertisers greater flexibility and reach. These growth initiatives may arise out of strategic partnerships, joint ventures or targeted investments, and we believe our scale and management expertise will allow us to intelligently develop and execute on expansion opportunities.
We leveraged these strategies to complete a number of significant transactions in 2013. These included:

•
the December 2013 acquisition of WestwoodOne, Inc. (formerly known as Dial Global, Inc. “WestwoodOne”), an independent, full-service radio network company, offering news, sports, formats, prep, talk and music programming, jingles and imaging, and special events, as well as national advertising sales representation (the “WestwoodOne Acquisition”). In connection therewith, all of the issued and outstanding shares of capital stock of WestwoodOne were automatically canceled and converted into the right to receive an aggregate of approximately $45.0 million in cash, and WestwoodOne repaid all of its outstanding indebtedness. The payment of the purchase price to complete the WestwoodOne Acquisition (including the cash used to repay approximately $215.0 million of WestwoodOne’s outstanding indebtedness) was funded from cash on hand, which included $235.0 million in cash proceeds from the Townsquare Transaction (defined below). As a result of the WestwoodOne Acquisition, WestwoodOne became a wholly owned subsidiary of the Company. Pursuant to an agreement entered into at the closing of the WestwoodOne Acquisition, $22.5 million of the purchase price was placed in escrow (the “Escrow Fund”) pending the completion of an ongoing investigation by the Antitrust Division of the Department of Justice (the “DOJ”) relating to the WestwoodOne Acquisition. The Escrow Fund will be available to compensate us for expenses in defending the investigation and to the extent we incur any loss as a result of any final remedial action taken by the DOJ with respect to its investigation;

•
the November 2013 sale to Townsquare Media, LLC (“Townsquare”) of 53 radio stations in 12 small and mid-sized markets for $235.0 million in cash, and the swap with Townsquare of 15 radio stations in two small and mid-sized markets in exchange for five radio stations in Fresno, California (together, the “Townsquare Transaction”);

•
the October 2013 issuance and sale of 18,860,000 shares of our Class A common stock in an underwritten public offering, at a price of $5.00 per share, which included the full exercise of the underwriter’s over allotment option to purchase 2,460,000 shares. We received net proceeds of approximately $89.8 million from the offering, after deducting underwriting discounts and commissions and estimated offering expenses, and used approximately $78.0 million of the net proceeds from the offering to redeem all then-outstanding shares of our Series B preferred stock, including accrued and unpaid dividends, which shares were issued in August 2013 in connection with the redemption of all outstanding shares of our Series A preferred stock. The remaining net proceeds from this public offering were placed in our corporate treasury for general corporate purposes, and may be used from time to time for, among other things, repayment of debt, capital expenditures, the financing of possible business expansions and acquisitions, increasing our working capital and the financing of ongoing operating expenses and overhead; and

•
the September 2013 entry into a five year strategic promotional partnership and sales arrangement (the “Rdio Agreement”) with Pulser Media, the parent company of Rdio (“Pulser”). The Rdio Agreement provides that we will act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75 million of promotional commitments over five years, we will receive 15% of the fully-diluted equity of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement.

Competitive Strengths
We believe our prior success is, and our future performance will be, directly related to the following combination of strengths that will enable us to implement our strategies:
Large pure-play radio broadcasting company in the United States with a broad national reach.
Currently, we offer advertisers access to a broad portfolio of approximately 450 stations, comprised of 17 large market and 76 small and mid-sized market stations in 93 United States media markets. Our stations cover a wide variety of programming formats, geographic regions, audience demographics and advertising clients. We believe this scale and diversity allows us to offer advertisers the ability to customize advertising campaigns on a national, regional and local basis through broadcast, digital and mobile mediums. We believe this capability enables us to compete effectively with other media to reach our broad and diverse listener and customer base.

We are one of the largest radio advertising and content providers in the United States. With approximately 15,000 station affiliates and 10,000 program affiliations, our radio station platform reaches approximately 65 million listeners a week, and provides a national platform to more effectively and efficiently compete for national advertising dollars. In addition, this national network platform provides access to targeted and more diverse demographics and age groups to better meet our customers’ needs and allow for more focused marketing. Our sales team has the ability to consolidate advertising time across our affiliate network, create an aggregated inventory and divide it into packages focused on specific demographics that can be sold to national advertisers looking to reach specific national or regional audiences across all of the radio network affiliates.
Diversified customer base and geographic mix.
We generate substantially all of our revenue from the sale of advertising time to a broad and diverse customer base. We sell our advertising time both nationally and locally through an integrated sales approach that ranges from traditional radio spots to non-traditional sales programs, including on-line couponing and various on-air and Internet-related integrated marketing programs.
Our advertising exposure is highly diversified across a broad range of industries, which lessens the impact of the economic conditions applicable to any one specific industry or customer group. Our top industry segments by advertising volume include automotive, restaurants, entertainment, financial, and communications. Due to the localized nature of our business, we have a broad distribution of advertisers across all of our stations. Our geographic reach extends to 93 markets nationwide.
Industry-leading margins.
We operate as an integrated business and benefit from leveraging costs and relationships across our markets, all of which allow us to generate strong margins. We have developed a proprietary management system and technology platform that creates operating efficiencies through centralized management functions such as strategic planning, finance, corporate development, financial reporting, expense management, information systems and quality control. This management system consists of web-based applications that were designed to create maximum efficiency while increasing our management’s level and span of control.
Leveraging network to create content.
We believe there are growth opportunities in news/talk, sports and traffic content offerings with shared risk and revenue relationships. The content we create is distributed domestically to broadcast and digital platforms, with potential for expansion into other mediums such as television and print, as well as internationally.
Strong technology platform.
Our recent acquisitions and partnerships strategically complement our core terrestrial radio business to help exploit our best-in-class technology platform and operating systems across a much larger platform. Additionally, our in-house technology solutions help to manage costs across our whole network.
Strong and experienced management team.
We have an experienced management team with an average of 27 years of experience in the radio industry. Lew Dickey, our co-founder, Chairman, President and Chief Executive Officer, John Dickey and John Pinch, our co-Chief Operating Officers, Richard Denning, our Senior Vice President, Secretary and General Counsel and J.P. Hannan, our Chief Financial Officer, have been with us for 17, 16, 13, 12 and 6 years, respectively. Additionally, other members of our senior management team held leadership positions at various media companies, including ABC, Jefferson-Pilot and Clear Channel.
Industry Overview
The primary source of revenues for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. National network advertisers place advertisements on a national network show and such advertisements air in each market where the network has an affiliate. Over the past ten years, radio advertising revenue has represented 11% of the overall United States advertising market, and typically follows macroeconomic growth trends. In 2013, radio advertising revenues reached $17.6 billion.
Generally, radio is considered an efficient, cost-effective means of reaching specifically identified demographic groups. Stations are typically classified by their on-air format, such as country, rock, adult contemporary, oldies and news/talk. A station’s format and style of presentation enables it to target specific segments of listeners sharing certain demographic features. By capturing a specific share of a market’s radio listening audience with particular concentration in a targeted demographic, a station is able to market its broadcasting time to advertisers seeking to reach a specific audience. Advertisers and stations use data published by audience measuring services, such as Nielsen Audio, to estimate how many people within particular geographical markets and demographics listen to specific stations.
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
A station’s local sales staff generates the majority of its local and regional advertising sales through direct solicitations of local advertising agencies and businesses. To generate national advertising sales, a station usually will engage a firm that specializes in soliciting radio-advertising sales on a national level. Stations also may engage directly with an internal national sales team that supports the efforts of third-party representatives. National sales representatives obtain advertising principally from advertising agencies located outside the station’s market and receive commissions based on the revenue from the advertising they obtain.
Our stations compete for advertising revenue with other broadcast radio stations in their particular market as well as other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons, and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from services that use new media technologies that are being developed or have already been introduced, such as the Internet and satellite-based digital radio and music services. Such services may reach regional and nationwide audiences with multi-channel, multi-format, digital radio and music services.
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
Advertising Sales
The primary source of our revenue is generated from the sale of local, regional, and national advertising for broadcast on our radio stations. We also generate revenue from the sale of our network programming and services. In exchange for our network programs and services, and through our advertising sales representation, we primarily receive commercial air time from radio stations and aggregate the air time to sell to national advertisers; to a lesser extent, we receive cash. A majority of our net broadcasting revenue is typically generated from the sale of local and regional advertising. Additional broadcasting revenue is generated from the sale of national advertising. The major categories of our advertisers consist of:

Amusement and recreation	Banking and mortgage	Furniture and home furnishings
Arts and entertainment	Food and beverage services	Healthcare services
Automotive dealers	Food and beverage stores	Telecommunications
Each station’s local sales staff solicits advertising either directly from a local advertiser or indirectly through an advertising agency. We use a tiered commission structure to focus our sales staffs on new business development. Consistent with our operating strategy of dedicated sales forces for each of our stations, we have increased the number of salespeople per station. We believe that we can outperform the traditional growth rates of our markets by (1) expanding our base of advertisers, (2) training newly hired sales people and (3) providing a higher level of service to our existing customer base. We further believe that we will accomplish this goal with a larger sales staff than most of our newly-acquired stations employed at the time we acquired them.
Our national sales are made by a firm specializing in radio advertising sales on the national level, in exchange for a commission that is based on the gross revenue from the advertising generated. Regional sales, which we define as sales in regions surrounding our markets to buyers that advertise in our markets, are generally made by our local sales staff and market managers. Whereas we seek to grow our local sales through larger and more customer-focused sales staffs, we seek to grow our national and regional sales by offering key national and regional advertisers access to groups of stations within specific markets and regions that make us a more attractive platform. Many of these advertisers have previously been reluctant to advertise in certain smaller markets because of the logistics involved in buying advertising from individual stations. Certain of our stations had no national representation before we acquired them.
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
The success of each of our stations depends largely upon rates it can charge for its advertising, which in turn is affected by the number of local advertising competitors, and the overall demand for advertising within individual markets. These conditions may fluctuate and are highly susceptible to changes in both local markets and more general macroeconomic conditions. Specifically, a radio station’s competitive position can be enhanced or negatively impacted by a variety of factors, including the changing of, or another station changing, its format to compete directly for a different demographic of listeners and advertisers or an upgrade of the station’s authorized power through the relocation or upgrade of transmission equipment. Another station’s decision to convert to a format similar to that of one of our radio stations in the same geographic area, to improve its signal reach through equipment changes or upgrades, or to launch an aggressive promotional campaign may result in lower ratings and advertising revenue for that station. Any adverse change affecting advertising expenditures in a particular market or in the relative market share of our stations located in a particular market could have a material adverse effect on the results of the radio stations located in that market or, possibly, the Company as a whole. There can be no assurance that any one or all of our stations will be able to maintain or increase advertising revenue market share.

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
However, the competitive position of existing radio stations is protected to some extent by certain regulatory barriers to new entrants. The operation of a radio broadcast station requires an FCC license, and the number of radio stations that an entity can operate in a given market is limited under certain FCC rules. The number of radio stations that a party can own in a particular market is dictated largely by whether the station is in a defined “Nielsen Audio Metro" (a designation designed by a private party for use in advertising matters), and, if so, the number of stations included in that Nielsen Audio Metro. In those markets that are not in a Nielsen Audio Metro, the number of stations a party can own in the particular market is dictated by the number of AM and FM signals that together comprise that FCC-defined radio market. These FCC ownership rules may, in some instances, limit the number of stations one or more of our existing competitors can own or operate, or may limit potential new market entrants. However, FCC ownership rules may change in the future to limit any protections they currently provide. We also cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we assess in advance what impact, if any, the implementation of any of these proposals or changes might have on our business. For a discussion of FCC regulation (including recent changes), see “— Federal Regulation of Radio Broadcasting.”
Employees
At December 31, 2013, we employed 6,002 people, 4,058 of whom are employed full time. Of these employees, approximately, 235 employees were covered by collective bargaining agreements. We have not experienced any material work stoppages by our employees covered by collective bargaining agreements, and overall, we consider our relations with our employees to be satisfactory.
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

Seasonality and Cyclicality
Our operations and revenues tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year.  The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats with the retail cycle.  This seasonality causes and will likely continue to cause a variation in our quarterly operating results.  Such variations could have a material effect on the timing of our cash flows.
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
Service Areas
The area served by AM stations is determined by a combination of frequency, transmitter power, antenna orientation, and soil conductivity. To determine the effective service area of an AM station, the station’s power, operating frequency, antenna patterns and its day/night operating modes are evaluated. The area served by an FM station is determined by a combination of effective radiated power (“ERP”), antenna height and terrain, with stations divided into eight classes according to these technical parameters.
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

The following table sets forth, as of March 10, 2014, the market, call letters, city of license, frequency and FCC license expiration date of all our owned and/or operated stations, including pending station acquisitions operated under an LMA, and all other announced pending station acquisitions. Stations with a license expiration date prior to March 10, 2014 represent stations for which a renewal application has been timely filed with the FCC and is currently pending before the FCC. The Communications Act expressly provides that a radio station is authorized to continue to operate after the expiration date of its existing license until the FCC acts on a pending renewal application.

Market	Stations	City of License	Frequency	Expiration Date of License

Abilene, TX	KBCY FM	Tye, TX	99.7	August 1, 2021
	KCDD FM	Hamlin, TX	103.7	August 1, 2021
	KHXS FM	Merkel, TX	102.7	August 1, 2021
	KTLT FM	Anson, TX	98.1	August 1, 2021
Albany, GA	WALG AM	Albany, GA	1590	April 1, 2020
	WEGC FM	Sasser, GA	107.7	April 1, 2020
	WGPC AM	Albany, GA	1450	April 1, 2020
	WJAD FM	Leesburg, GA	103.5	April 1, 2020
	WKAK FM	Albany, GA	104.5	April 1, 2020
	WNUQ FM	Sylvester, GA	102.1	April 1, 2020
	WQVE FM	Albany, GA	101.7	April 1, 2020
Albuquerque, NM	KKOB AM	Albuquerque, NM	770	October 1, 2021
	KKOB FM	Albuquerque, NM	93.3	October 1, 2021
	KMGA FM	Albuquerque, NM	99.5	October 1, 2021
	KNML AM	Albuquerque, NM	610	October 1, 2021
	KRST FM	Albuquerque, NM	92.3	October 1, 2021
	KTBL AM	Los Ranchos, NM	1050	October 1, 2021
	KDRF FM	Albuquerque, NM	103.3	October 1, 2021
	KBZU FM	Albuquerque, NM	96.3	October 1, 2012
Allentown, PA	WCTO FM	Easton, PA	96.1	August 1, 2014
	WLEV FM	Allentown, PA	100.7	August 1, 2014
Amarillo, TX	KARX FM	Claude, TX	95.7	August 1, 2021
	KPUR AM	Amarillo, TX	1440	August 1, 2021
	KPUR FM	Canyon, TX	107.1	August 1, 2021
	KQIZ FM	Amarillo, TX	93.1	August 1, 2021
	KZRK AM	Canyon, TX	1550	August 1, 2021
	KNSH FM	Canyon, TX	107.9	August 1, 2021
Ann Arbor, MI	WLBY AM	Saline, MI	1290	October 1, 2020
	WQKL FM	Ann Arbor, MI	107.1	October 1, 2020
	WTKA AM	Ann Arbor, MI	1050	October 1, 2020
	WWWW FM	Ann Arbor, MI	102.9	October 1, 2020
Appleton, WI	WNAM AM	Neenah Menasha, WI	1280	December 1, 2020
	WOSH AM	Oshkosh, WI	1490	December 1, 2020
	WPKR FM	Omro, WI	99.5	December 1, 2020
	WVBO FM	Winneconne, WI	103.9	December 1, 2020
Atlanta, GA	WKHX FM	Marietta, GA	101.5	April 1, 2020
	WYAY FM	Gainesville, GA	106.7	April 1, 2020
	WWWQ FM	Atlanta, GA	99.7	April 1, 2020
	WNNX FM	College Park, GA	100.5	April 1, 2020
Baton Rouge, LA	KQXL FM	New Roads, LA	106.5	June 1, 2012
	WRQQ FM	Hammond, LA	103.3	June 1, 2020
	WEMX FM	Kentwood, LA	94.1	June 1, 2020
	WIBR AM	Baton Rouge, LA	1300	June 1, 2012
	WXOK AM	Port Allen, LA	1460	June 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Beaumont, TX	KAYD FM	Silsbee, TX	101.7	August 1, 2021
	KBED AM	Nederland, TX	1510	August 1, 2021
	KIKR AM	Beaumont, TX	1450	August 1, 2021
	KQXY FM	Beaumont, TX	94.1	August 1, 2021
	KSTB FM	Crystal Beach, TX	101.5	August 1, 2013
	KTCX FM	Beaumont, TX	102.5	August 1, 2021
Birmingham, AL	WAPI AM	Birmingham, AL	1070	April 1, 2020
	WJOX AM	Birmingham, AL	690	April 1, 2020
	WJQX-FM	Helena, AL	100.5	April 1, 2020
	WUHT FM	Birmingham, AL	107.7	April 1, 2020
	WJOX FM	Birmingham, AL	94.5	April 1, 2020
	WZRR FM	Birmingham, AL	99.5	April 1, 2020
Blacksburg, VA	WBRW FM	Blacksburg, VA	105.3	October 1, 2019
	WFNR AM	Blacksburg, VA	710	October 1, 2019
	WNMX FM	Christiansburg, VA	100.7	October 1, 2019
	WPSK FM	Pulaski, VA	107.1	October 1, 2019
	WRAD AM	Radford, VA	1460	October 1, 2019
	WWBU FM	Radford, VA	101.7	October 1, 2019
Bloomington, IN	WBNQ FM	Bloomington, IN	101.5	December 1, 2020
	WBWN FM	Le Roy, IN	104.1	December 1, 2020
	WJBC AM	Bloomington, IN	1230	December 1, 2020
	WJBC FM	Pontiac, IL	93.7	December 1, 2020
Boise, ID	KBOI AM	Boise, ID	670	October 1, 2013
	KIZN FM	Boise, ID	92.3	October 1, 2021
	KKGL FM	Nampa, ID	96.9	October 1, 2021
	KQFC FM	Boise, ID	97.9	October 1, 2021
	KTIK FM	New Plymouth, ID	93.1	October 1, 2021
	KTIK AM	Nampa, ID	1350	October 1, 2021
Bridgeport, CT	WEBE FM	Westport, CT	107.9	April 1, 2014
	WICC AM	Bridgeport, CT	600	April 1, 2014
Buffalo, NY	WEDG FM	Buffalo, NY	103.3	June 1, 2014
	WGRF FM	Buffalo, NY	96.9	June 1, 2014
	WHLD AM	Niagara Falls, NY	1270	June 1, 2014
	WHTT FM	Buffalo, NY	104.1	June 1, 2014
	WBBF AM	Buffalo, NY	1120	June 1, 2014
Charleston, SC	WSSX FM	Charleston, SC	95.1	December 1, 2019
	WIWF FM	Charleston, SC	96.9	December 1, 2019
	WTMA AM	Charleston, SC	1250	December 1, 2019
	WWWZ FM	Summerville, SC	93.3	December 1, 2019
	WMGL FM	Ravenel, SC	107.3	December 1, 2019
Chattanooga, TN	WGOW AM	Chattanooga, TN	1150	August 1, 2020
	WGOW FM	Soddy-Daisy, TN	102.3	August 1, 2020
	WOGT FM	East Ridge, TN	107.9	August 1, 2020
	WSKZ FM	Chattanooga, TN	106.5	August 1, 2020
Chicago, IL	WLS AM	Chicago, IL	890	December 1, 2020
	WLS FM	Chicago, IL	94.7	December 1, 2020
	WJEZ FM	Dwight, IL	98.9	December 1, 2020
Cincinnati, OH	WNNF FM	Cincinnati, OH	94.1	October 1, 2020
	WOFX FM	Cincinnati, OH	92.5	October 1, 2020
	WRRM FM	Cincinnati, OH	98.5	October 1, 2020
	WGRR FM	Hamilton, OH	103.5	October 1, 2020
	WFTK FM	Lebanon, OH	96.5	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Colorado Springs, CO	KKFM FM	Colorado Springs, CO	98.1	April 1, 2021
	KKMG FM	Pueblo, CO	98.9	April 1, 2021
	KKPK FM	Colorado Springs, CO	92.9	April 1, 2021
	KCSF AM	Colorado Springs, CO	1300	April 1, 2021
	KVOR AM	Colorado Springs, CO	740	April 1, 2021
	KATC FM	Colorado Springs, CO	95.1	April 1, 2021
Columbia, MO	KBBM FM	Jefferson City, MO	100.1	February 1, 2021
	KBXR FM	Columbia, MO	102.3	February 1, 2021
	KFRU AM	Columbia, MO	1400	February 1, 2021
	KJMO FM	Linn, Mo	97.5	February 1, 2021
	KLIK AM	Jefferson City, MO	1240	February 1, 2021
	KOQL FM	Ashland, MO	106.1	February 1, 2021
	KPLA FM	Columbia, MO	101.5	February 1, 2021
	KZJF FM	Jefferson City, MO	104.1	February 1, 2021
	KRWP FM	Stockton, MO	107.7	February 1, 2021
Columbia, SC	WISW AM	Columbia, SC	1320	December 1, 2019
	WLXC FM	Columbia, SC	103.1	December 1, 2019
	WNKT FM	Eastover, SC	107.5	December 1, 2019
	WOMG FM	Lexington, SC	98.5	December 1, 2019
	WTCB FM	Orangeburg, SC	106.7	December 1, 2019
Columbus-Starkville, MS	WJWF AM	Columbus, MS	1400	June 1, 2020
	WKOR FM	Columbus, MS	94.9	June 1, 2020
	WMXU FM	Starkville, MS	106.1	June 1, 2020
	WNMQ FM	Columbus, MS	103.1	June 1, 2020
	WSMS FM	Artesia, MS	99.9	June 1, 2020
	WSSO AM	Starkville, MS	1230	June 1, 2020
Dallas, TX	WBAP AM	Fort Worth, TX	820	August 1, 2013
	KTCK FM	Flower Mound, TX	96.7	August 1, 2021
	KSCS FM	Fort Worth, TX	96.3	August 1, 2013
	KLIF AM	Dallas, TX	570	August 1, 2013
	KPLX FM	Fort Worth, TX	99.5	August 1, 2021
	KLIF FM	Haltom, TX	93.3	August 1, 2013
	KTCK AM	Dallas, TX	1310	August 1, 2013
	KESN FM	Allen, TX	103	August 1, 2021
Des Moines, IA	KBGG AM	Des Moines, IA	1700	February 1, 2021
	KHKI FM	Des Moines, IA	97.3	February 1, 2021
	KGGO FM	Des Moines, IA	94.9	February 1, 2013
	KJJY FM	West Des Moines, IA	92.5	February 1, 2021
	KWQW FM	Boone, IA	98.3	February 1, 2021
Detroit, MI	WJR AM	Detroit, MI	760	October 1, 2020
	WDVD FM	Detroit, MI	96.3	October 1, 2020
	WDRQ FM	Detroit, MI	93.1	October 1, 2020
Erie, PA	WXKC FM	Erie, PA	99.9	August 1, 2014
	WXTA FM	Edinboro, PA	97.9	August 1, 2014
	WRIE AM	Erie, PA	1260	August 1, 2014
	WQHZ FM	Erie, PA	102.3	August 1, 2014
Eugene, OR	KEHK FM	Brownsville, OR	102.3	February 1, 2022
	KNRQ FM	Harrisburg, OR	103.7	February 1, 2022
	KSCR AM	Eugene, OR	1320	February 1, 2022
	KUGN AM	Eugene, OR	590	February 1, 2022
	KUJZ FM	Creswell, OR	95.3	February 1, 2022
	KZEL FM	Eugene, OR	96.1	February 1, 2022

Market	Stations	City of License	Frequency	Expiration Date of License

Fayetteville, AR	KAMO FM	Rogers, AR	94.3	June 1, 2020
	KFAY AM	Farmington, AR	1030	June 1, 2020
	KQSM FM	Fayetteville, AR	92.1	June 1, 2020
	KMCK FM	Prairie Grove, AR	105.7	June 1, 2020
	KKEG FM	Bentonville, AR	98.3	June 1, 2020
	KYNG AM	Springdale, AR	1590	June 1, 2020
	KRMW FM	Cedarville, AR	94.9	June 1, 2020
Fayetteville, NC	WFNC AM	Fayetteville, NC	640	December 1, 2019
	WMGU FM	Southern Pines, NC	106.9	December 1, 2019
	WQSM FM	Fayetteville, NC	98.1	December 1, 2019
	WRCQ FM	Dunn, NC	103.5	December 1, 2019
Flint, MI	WDZZ FM	Flint, MI	92.7	October 1, 2020
	WWCK AM	Flint, MI	1570	October 1, 2020
	WWCK FM	Flint, MI	105.5	October 1, 2020
	WFBE FM	Flint, MI	95.1	October 1, 2020
	WTRX AM	Flint, MI	1330	October 1, 2020
Florence, SC	WBZF FM	Hartsville, SC	98.5	December 1, 2019
	WCMG FM	Latta, SC	94.3	December 1, 2019
	WHLZ FM	Marion, SC	100.5	December 1, 2019
	WMXT FM	Pamplico, SC	102.1	December 1, 2019
	WWFN FM	Lake City, SC	100.1	December 1, 2019
	WYMB AM	Manning, SC	920	December 1, 2019
	WYNN AM	Florence, SC	540	December 1, 2019
	WYNN FM	Florence, SC	106.3	December 1, 2019
Fort Smith, AR	KBBQ FM	Van Buren, AR	102.7	June 1, 2020
	KLSZ FM	Fort Smith, AR	100.7	June 1, 2020
	KRUZ AM	Van Buren, AR	1060	June 1, 2012
	KOMS FM	Poteau, OK	107.3	June 1, 2021
Fort Walton Beach, FL	WFTW AM	Ft Walton Beach, FL	1260	February 1, 2020
	WKSM FM	Ft Walton Beach, FL	99.5	February 1, 2020
	WNCV FM	Shalimar, FL	93.3	February 1, 2020
	WYZB FM	Mary Esther, FL	105.5	February 1, 2020
	WZNS FM	Ft Walton Beach, FL	96.5	February 1, 2020
Fresno, CA	KSKS AM	Fresno, CA	93.7	December 1, 2021
	KMJ FM	Fresno, CA	105.9	December 1, 2021
	KMJ AM	Fresno, CA	580.0	December 1, 2021
	KMGV FM	Fresno, CA	97.9	December 1, 2021
	KWYE FM	Fresno, CA	101.1	December 1, 2021
Grand Rapids, MI	WJRW AM	Grand Rapids, MI	1340	October 1, 2020
	WTNR FM	Holland, MI	94.5	October 1, 2020
	WLAV FM	Grand Rapids, MI	96.9	October 1, 2020
	WBBL FM	Greenville, MI	107.3	October 1, 2020
	WHTS FM	Coopersville, MI	105.3	October 1, 2020
Green Bay, WI	WDUZ AM	Green Bay, WI	1400	December 1, 2020
	WDUZ FM	Brillion, WI	107.5	December 1, 2020
	WKRU FM	Allouez, WI	106.7	December 1, 2020
	WOGB FM	Reedsville, WI	103.1	December 1, 2020
	WPCK FM	Denmark, WI	104.9	December 1, 2020
	WQLH FM	Green Bay, WI	98.5	December 1, 2020
Harrisburg, PA	WHGB AM	Harrisburg, PA	1400	August 1, 2014
	WNNK FM	Harrisburg, PA	104.1	August 1, 2014
	WWKL FM	Mechanicsburg, PA	93.5	August 1, 2014
	WZCY FM	Hershey, PA	106.7	August 1, 2014
	WQXA FM	York, PA	105.7	August 1, 2014
Houston, TX	KRBE FM	Houston, TX	104.1	August 1, 2013

Market	Stations	City of License	Frequency	Expiration Date of License

Huntsville, AL	WHRP FM	Gurley, AL	94.1	April 1, 2020
	WUMP AM	Madison, AL	730	April 1, 2020
	WVNN AM	Athens, AL	770	April 1, 2020
	WVNN FM	Trinity, AL	92.5	April 1, 2020
	WWFF FM	New Market, AL	93.3	April 1, 2020
	WZYP FM	Athens, AL	104.3	April 1, 2020
Indianapolis, IN	WJJK FM	Noblesville, IN	104.5	August 1, 2020
	WAYI FM	Sellersburg, IN	93.9	August 1, 2020
	WFMS FM	Fishers, IN	95.5	August 1, 2020
	WRWM FM	Lawrence, IN	93.9	August 1, 2020
Johnson City, TN	WXSM AM	Blountville, TN	640	August 1, 2020
	WJCW AM	Johnson City, TN	910	August 1, 2020
	WGOC AM	Kingsport, TN	1320	August 1, 2020
	WKOS FM	Kingsport, TN	104.9	August 1, 2020
	WQUT FM	Johnson City, TN	101.5	August 1, 2020
Kansas City, MO	KCFX FM	Harrisonville, MO	101.1	February 1, 2021
	KCHZ FM	Ottawa, KS	95.7	June 1, 2021
	KCJK FM	Garden City, MO	105.1	February 1, 2021
	KCMO AM	Kansas City, MO	710	February 1, 2021
	KMJK FM	North Kansas City, MO	107.3	February 1, 2021
	KCMO FM	Shawnee, KS	94.9	June 1, 2021
Knoxville, TN	WIVK FM	Knoxville, TN	107.7	August 1, 2020
	WNML AM	Knoxville, TN	990	August 1, 2020
	WNML FM	Friendsville, TN	99.1	August 1, 2020
	WOKI FM	Oliver Springs, TN	98.7	August 1, 2020
	WNRX FM	Jefferson City, TN	99.3	August 1, 2020
Kokomo, IN	WWKI FM	Kokomo, IN	100.5	August 1, 2020
Lafayette, LA	KNEK AM	Washington, LA	1190	June 1, 2020
	KRRQ FM	Lafayette, LA	95.5	June 1, 2020
	KSMB FM	Lafayette, LA	94.5	June 1, 2020
	KXKC FM	New Iberia, LA	99.1	June 1, 2020
	KNEK FM	Washington, LA	104.7	June 1, 2020
Lake Charles, LA	KAOK AM	Lake Charles, LA	1400	June 1, 2020
	KBIU FM	Lake Charles, LA	103.3	June 1, 2020
	KKGB FM	Sulphur, LA	101.3	June 1, 2020
	KQLK FM	De Ridder, LA	97.9	June 1, 2012
	KXZZ AM	Lake Charles, LA	1580	June 1, 2020
	KYKZ FM	Lake Charles, LA	96.1	June 1, 2020
Lancaster, PA	WIOV FM	Ephrata, PA	105.1	August 1, 2014
	WIOV AM	Reading, PA	1240	August 1, 2014
Lexington, KY	WCYN FM	Cynthiana, KY	102.3	August 1, 2020
	WLTO FM	Nicholasville, KY	102.5	August 1, 2020
	WLXX FM	Lexington, KY	92.9	August 1, 2020
	WVLK AM	Lexington, KY	590	August 1, 2020
	WVLK FM	Richmond, KY	101.5	August 1, 2020
	WXZZ FM	Georgetown, KY	103.3	August 1, 2020
Little Rock, AR	KAAY AM	Little Rock, AR	1090	June 1, 2020
	KARN AM	Little Rock, AR	920	June 1, 2012
	KIPR FM	Pine Bluff, AR	92.3	June 1, 2020
	KLAL FM	Wrightsville, AR	107.7	June 1, 2020
	KPZK AM	Little Rock, AR	1250	June 1, 2020
	KURB FM	Little Rock, AR	98.5	June 1, 2020
	KARN FM	Sheridan, AR	102.9	June 1, 2020
Los Angeles, CA	KABC AM	Los Angeles, CA	790	December 1, 2013
	KLOS FM	Los Angeles, CA	95.5	December 1, 2013

Market	Stations	City of License	Frequency	Expiration Date of License

Macon, GA	WAYS AM	Macon, GA	1500	April 1, 2020
	WDDO AM	Macon, GA	1240	April 1, 2020
	WDEN FM	Macon, GA	99.1	April 1, 2020
	WLZN FM	Macon, GA	92.3	April 1, 2020
	WMAC AM	Macon, GA	940	April 1, 2020
	WMGB FM	Montezuma, GA	95.1	April 1, 2020
	WPEZ FM	Jeffersonville, GA	93.7	April 1, 2020
Melbourne, FL	WAOA FM	Melbourne, FL	107.1	February 1, 2020
	WHKR FM	Rockledge, FL	102.7	February 1, 2020
	WSJZ FM	Sebastian, FL	95.9	February 1, 2020
	WLZR AM	Melbourne, FL	1560	February 1, 2012
Memphis, TN	WRBO FM	Como, MS	103.5	June 1, 2020
	WGKX FM	Memphis, TN	105.9	August 1, 2020
	WXMX FM	Millington, TN	98.1	August 1, 2020
	WKIM FM	Munford, TN	98.9	August 1, 2020
Minneapolis, MN	KQRS FM	Golden Valley, MN	92.5	April 1, 2021
	KXXR FM	Minneapolis, MN	93.7	April 1, 2021
	WGVX FM	Lakeville, MN	105.1	April 1, 2021
	WRXP FM	Cambridge, MN	105.3	April 1, 2021
	WGVZ FM	Eden Prarie, MN	105.7	April 1, 2021
Mobile, AL	WBLX FM	Mobile, AL	92.9	April 1, 2020
	WDLT FM	Saraland, AL	104.1	April 1, 2020
	WGOK AM	Mobile, AL	900	April 1, 2020
	WXQW AM	Fairhope, AL	660	April 1, 2020
	WABD FM	Mobile, AL	97.5	April 1, 2020
Modesto, CA	KATM FM	Modesto, CA	103.3	December 1, 2013
	KDJK FM	Mariposa, CA	103.9	December 1, 2021
	KESP AM	Modesto, CA	970	December 1, 2021
	KHKK FM	Modesto, CA	104.1	December 1, 2021
	KHOP FM	Oakdale, CA	95.1	December 1, 2021
	KWNN FM	Turlock, CA	98.3	December 1, 2021
Montgomery, AL	WHHY FM	Montgomery, AL	101.9	April 1, 2020
	WLWI AM	Montgomery, AL	1440	April 1, 2020
	WLWI FM	Montgomery, AL	92.3	April 1, 2020
	WMSP AM	Montgomery, AL	740	April 1, 2020
	WMXS FM	Montgomery, AL	103.3	April 1, 2020
	WXFX FM	Prattville, AL	95.1	April 1, 2020
Muncie, IN	WLTI AM	New Castle, IN	1550	August 1, 2020
	WMDH FM	New Castle, IN	102.5	August 1, 2020
Muskegon, MI	WLCS FM	North Muskegon, MI	98.3	October 1, 2020
	WKLQ AM	Whitehall, MI	1490	October 1, 2020
	WVIB FM	Holton, MI	100.1	October 1, 2020
	WLAW FM	Newaygo, MI	92.5	October 1, 2020
	WWSN FM	Whitehall, MI	97.5	October 1, 2020
Myrtle Beach, SC	WDAI FM	Pawleys Island, SC	98.5	December 1, 2011
	WTOD AM	Hartsville, SC	1450	December 1, 2011
	WLFF FM	Georgetown, SC	106.5	December 1, 2011
	WSEA FM	Atlantic Beach, SC	100.3	December 1, 2011
	WSYN FM	Surfside Beach, SC	103.1	December 1, 2011
	WHSC AM	Conway, SC	1050	December 1, 2011

Market	Stations	City of License	Frequency	Expiration Date of License

Nashville, TN	WQQK FM	Goodlettsville, TN	92.1	August 1, 2020
	WSM FM	Nashville, TN	95.5	August 1, 2020
	WWTN FM	Hendersonville, TN	99.7	August 1, 2020
	WGFX FM	Gallatin, TN	104.5	August 1, 2020
	WKDF FM	Nashville, TN	103.3	August 1, 2020
New London, CT	WQGN-FM	Groton, CT	105.5	April 1, 2014
	WXLM AM	Groton, CT	980	April 1, 2014
	WMOS FM	Stonington, CT	102.3	April 1, 2014
New Orleans, LA	KMEZ FM	Port Sulphur, LA	106.7	June 1, 2020
	KKND FM	Belle Chasse, LA	102.9	June 1, 2020
	WRKN FM	Laplace, LA	92.3	June 1, 2020
	WMTI FM	Picayune, MS	106.1	June 1, 2020
New York, NY	WABC AM	New York, NY	770	June 1, 2014
	WPLJ FM	New York, NY	95.5	June 1, 2014
	WNSH FM	Newark, NJ	94.7	June 1, 2014
Oklahoma City, OK	KATT FM	Oklahoma City, OK	100.5	June 1, 2021
	KKWD FM	Bethany, OK	104.9	June 1, 2021
	WWLS FM	The Village, OK	98.1	June 1, 2021
	KYIS FM	Oklahoma City, OK	98.9	June 1, 2021
	KWPN AM	Moore, OK	640	June 1, 2021
	WKY AM	Oklahoma City, OK	930	June 1, 2021
	KQOB FM	Enid, OK	96.9	June 1, 2013
Oxnard-Ventura, CA	KBBY FM	Ventura, CA	95.1	December 1, 2013
	KHAY FM	Ventura, CA	100.7	December 1, 2013
	KVEN AM	Ventura, CA	1450	December 1, 2013
	KVYB FM	Santa Barbara, CA	103.3	December 1, 2013
Pensacola, FL	WCOA AM	Pensacola, FL	1370	February 1, 2020
	WJTQ FM	Pensacola, FL	100.7	February 1, 2020
	WRRX FM	Gulf Breeze, FL	106.1	February 1, 2020
	WXBM FM	Milton, FL	102.7	February 1, 2020
	WMEZ FM	Pensacola, FL	94.1	February 1, 2020
Peoria, IL	WGLO FM	Pekin, IL	95.5	December 1, 2020
	WVEL AM	Pekin, IL	1140	December 1, 2020
	WIXO FM	Peoria, IL	105.7	December 1, 2020
	WFYR FM	Elmwood, IL	97.3	December 1, 2020
	WZPW FM	Peoria, IL	92.3	December 1, 2020
Providence, RI	WPRO AM	Providence, RI	630	April 1, 2014
	WPRO FM	Providence, RI	92.3	April 1, 2014
	WPRV AM	Providence, RI	790	April 1, 2014
	WEAN FM	Wakefield-Peacedale, RI	99.7	April 1, 2014
	WWLI FM	Providence, RI	105.1	April 1, 2014
	WWKX FM	Woonsocket, RI	106.3	April 1, 2014
Reno, NV	KBUL FM	Carson City, NV	98.1	October 1, 2021
	KKOH AM	Reno, NV	780	October 1, 2021
	KNEV FM	Reno, NV	95.5	October 1, 2021
	KWYL FM	South Lake Tahoe, CA	102.9	December 1, 2021
Saginaw, MI	WHNN FM	Bay City, MI	96.1	October 1, 2020
	WILZ FM	Saginaw, MI	104.5	October 1, 2020
	WIOG FM	Bay City, MI	102.5	October 1, 2020
	WKQZ FM	Midland, MI	93.3	October 1, 2020

Market	Stations	City of License	Frequency	Expiration Date of License

Salt Lake City, UT	KKAT AM	Salt Lake City, UT	860	October 1, 2021
	KBEE FM	Salt Lake City, UT	98.7	October 1, 2021
	KBER FM	Ogden, UT	101.1	October 1, 2021
	KENZ FM	Ogden, UT	101.9	October 1, 2021
	KHTB FM	Provo, UT	94.9	October 1, 2021
	KFNZ AM	Salt Lake City, UT	1320	October 1, 2013
	KJQS AM	Murray, UT	1230	October 1, 2021
	KUBL FM	Salt Lake City, UT	93.3	October 1, 2021
San Francisco, CA	KGO AM	San Francisco, CA	810	December 1, 2013
	KSFO AM	San Francisco, CA	560	December 1, 2013
	KFFG FM	Los Gatos, CA	97.7	December 1, 2021
	KFOG FM	San Francisco, CA	104.5	December 1, 2021
	KNBR AM	San Francisco, CA	680	December 1, 2013
	KSAN FM	San Mateo, CA	107.7	December 1, 2021
	KTCT AM	San Mateo, CA	1050	December 1, 2021
Santa Barbara, CA	KRRF FM	Oak View, CA	106.3	December 1, 2013
Savannah, GA	WBMQ AM	Savannah, GA	630	April 1, 2020
	WEAS FM	Springfield, GA	93.1	April 1, 2020
	WIXV FM	Savannah, GA	95.5	April 1, 2020
	WJCL FM	Savannah, GA	96.5	April 1, 2020
	WJLG AM	Savannah, GA	900	April 1, 2020
	WZAT FM	Savannah, GA	102.1	April 1, 2020
Shreveport, LA	KMJJ FM	Shreveport, LA	99.7	June 1, 2020
	KQHN FM	Waskom, TX	97.3	August 1, 2021
	KRMD AM	Shreveport, LA	1340	June 1, 2020
	KRMD FM	Oil City, LA	101.1	June 1, 2020
	KVMA FM	Shreveport, LA	102.9	June 1, 2020
Springfield, MA	WHLL AM	Springfield, MA	1450	April 1, 2014
	WMAS FM	Enfield, CT	94.7	April 1, 2014
Stockton, CA	KJOY FM	Stockton, CA	99.3	December 1, 2021
	KWIN FM	Lodi, CA	97.7	December 1, 2013
Syracuse, NY	WAQX FM	Manlius, NY	95.7	June 1, 2014
	WXTL FM	Syracuse, NY	105.9	June 1, 2014
	WSKO AM	Syracuse, NY	1260	June 1, 2014
	WNTQ FM	Syracuse, NY	93.1	June 1, 2014
Tallahassee, FL	WBZE FM	Tallahassee, FL	98.9	February 1, 2020
	WGLF FM	Tallahassee, FL	104.1	February 1, 2012
	WHBT AM	Tallahassee, FL	1410	February 1, 2020
	WHBX FM	Tallahassee, FL	96.1	February 1, 2020
	WWLD FM	Cairo, GA	102.3	April 1, 2020
Toledo, OH	WKKO FM	Toledo, OH	99.9	October 1, 2020
	WLQR AM	Toledo, OH	1470	October 1, 2020
	WRQN FM	Bowling Green, OH	93.5	October 1, 2020
	WLQR FM	Delta, OH	106.5	October 1, 2020
	WWWM FM	Sylvania, OH	105.5	October 1, 2020
	WXKR FM	Port Clinton, OH	94.5	October 1, 2020
	WMIM FM	Luna Pier, MI	98.3	October 1, 2020
Topeka, KS	KDVB FM	Effingham, KS	96.9	June 1, 2021
	KDVV FM	Topeka, KS	100.3	June 1, 2021
	KMAJ AM	Topeka, KS	1440	June 1, 2021
	KMAJ FM	Carbondale, KS	107.7	June 1, 2021
	KTOP FM	St. Marys, KS	102.9	June 1, 2021
	KRWP FM	Stockton, MO	107.7	February 1, 2021
	KTOP AM	Topeka, KS	1490	June 1, 2021
	KWIC FM	Topeka, KS	99.3	June 1, 2021

Market	Stations	City of License	Frequency	Expiration Date of License

Tucson, AZ	KCUB AM	Tucson, AZ	1290	October 1, 2021
	KHYT FM	Tucson, AZ	107.5	October 1, 2021
	KIIM FM	Tucson, AZ	99.5	October 1, 2021
	KSZR FM	Oro Valley, AZ	97.5	October 1, 2021
	KTUC AM	Tucson, AZ	1400	October 1, 2021
Washington, DC	WMAL AM	Washington, DC	630	October 1, 2019
	WRQX FM	Washington, DC	107.3	October 1, 2019
	WMAL FM	Woodbridge, VA	105.9	October 1, 2019
Westchester, NY	WFAS AM	White Plains, NY	1230	June 1, 2014
	WFAS FM	Bronxville, NY	103.9	June 1, 2014
Wichita Falls, TX	KLUR FM	Wichita Falls, TX	99.9	August 1, 2021
	KOLI FM	Electra, TX	94.9	August 1, 2021
	KQXC FM	Wichita Falls, TX	103.9	August 1, 2021
	KYYI FM	Burkburnett, TX	104.7	August 1, 2021
Wilkes-Barre, PA	WARM AM	Scranton, PA	590	August 1, 2014
	WBHT FM	Mountain Top, PA	97.1	August 1, 2014
	WBSX FM	Hazleton, PA	97.9	August 1, 2014
	WSJR FM	Dallas, PA	93.7	August 1, 2014
	WBHD FM	Olyphant, PA	95.7	August 1, 2014
	WMGS FM	Wilkes-Barre, PA	92.9	August 1, 2014
Wilmington, NC	WAAV AM	Leland, NC	980	December 1, 2019
	WGNI FM	Wilmington, NC	102.7	December 1, 2019
	WKXS FM	Leland, NC	94.5	December 1, 2019
	WMNX FM	Wilmington, NC	97.3	December 1, 2019
	WWQQ FM	Wilmington, NC	101.3	December 1, 2019
Worcester, MA	WORC FM	Webster, MA	98.9	April 1, 2014
	WWFX FM	Southbridge, MA	100.1	April 1, 2014
	WXLO FM	Fitchburg, MA	104.5	April 1, 2014
York, PA	WSOX FM	Red Lion, PA	96.1	August 1, 2014
	WSBA AM	York, PA	910	August 1, 2014
	WGLD AM	Manchester Township, PA	1440	August 1, 2014
	WARM FM	York, PA	103.3	August 1, 2014
Youngstown, OH	WBBW AM	Youngstown, OH	1240	October 1, 2020
	WHOT FM	Youngstown, OH	101.1	October 1, 2020
	WLLF FM	Mercer, PA	96.7	August 1, 2014
	WPIC AM	Sharon, PA	790	August 1, 2014
	WQXK FM	Salem, OH	105.1	October 1, 2020
	WSOM AM	Salem, OH	600	October 1, 2020
	WWIZ FM	West Middlesex, PA	103.9	August 1, 2014
	WYFM FM	Sharon, PA	102.9	August 1, 2014
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

For example, in connection with the Citadel Merger, we agreed to divest certain stations to comply with FCC ownership limits. These stations were assigned to a trustee under divestiture trusts that comply with FCC rules. The trust agreements stipulate that we must fund any operating shortfalls from the activities of the stations in the trusts, and any excess cash flow generated by such stations will be distributed to us until the stations are sold. For additional information see Note 2, “Acquisitions and Dispositions.”
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
With respect to a partnership (or limited liability company), the interest of a general partner (or managing member) is attributable. The following interests generally are not attributable: (1) debt instruments, non-voting stock, options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; (2) limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and (3) holders of less than 5% of an entity’s voting stock, non-voting equity and debt interests (unless stock holdings, whether voting or non-voting, and/or debt interests collectively constitute more than 33% of a station’s “enterprise value”, which consists of the total equity and debt capitalization, and the non-voting stockholder/debt holder has an attributable interest in another radio station, television station or newspaper in the same market or supplies more than 15% of the programming of the station owned by the debtor).
In December 2011, the FCC issued a Notice of Proposed Rulemaking based on its 2010 quadrennial review of broadcast ownership rules (which is required by statute). The FCC tentatively concluded that (1) the existing limitations on the number of radio stations a party can own in a particular market remain necessary to serve the public interest, (2) it should retain the AM/FM subcaps which limit the number of radio stations a single party can own in a particular service (AM or FM) in an individual market, (3) it should reinstate a rule adopted in 2008 (and subsequently voided by a court on appeal) to relax the radio/television-newspaper cross-ownership rule in the top 20 DMAs under certain conditions, and (4) it should repeal the radio-television cross ownership rule which restricts a party’s ability to own radio and television stations in the same market. In each case, the FCC requested comment on these tentative conclusions, and, more specifically, whether the change in the competitive landscape over the last fifteen years — including the advent of satellite radio, the Internet, and radio’s use of digital technology — warrants changes to its broadcast ownership rules. The FCC also requested comments concerning the impact of its local radio ownership rule on minority and female broadcast ownership. In June 2013, the FCC requested comment on a study submitted by the Minority Media & Telecommunications Council (“MMTC”) which concluded that the elimination of the FCC’s cross-ownership rules for radio and television as well as for newspapers would have a negligible impact on minority and female ownership of radio and television stations. We cannot predict the timing or outcome of this proceeding or whether any new rules adopted by the FCC will have a material adverse effect on us.
Programming and Operation
The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation broadcasters are required by FCC rules and policies to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. FCC rules require that each radio broadcaster place a list in its public inspection file at the end of each quarter which identifies important community issues and the programs the radio broadcaster used in the prior quarter to address those issues. The FCC adopted rules for television broadcasters in 2008, which require that certain portions of a television station’s public inspection file be made available on the Internet. On October 27, 2011, the FCC issued an Order on Reconsideration and Further Notice of Proposed Rulemaking in that same proceeding in which it concluded that there were some “radio-specific” concerns that needed to be addressed prior to implementing the online public file requirements for radio stations. We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact which adoption of any one or more of those proposals will have on the Company.
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
In January 2000, the FCC released a Report and Order adopting rules for a new Low Power FM (“LPFM”) service consisting of two classes of radio stations, one with a maximum power of 100 watts and the other with a maximum power of 10 watts. On December 11, 2007, the FCC released a Report and Order which made changes in the rules and provided further protection for LPFM radio stations and, in certain circumstances, required full power stations (like the ones we own) to provide assistance to LPFM stations in the event they are subject to interference or are required to relocate their facilities to accommodate the inauguration of new or modified service by a full power radio station. The FCC has limited ownership and operation of LPFM stations to persons and entities that do not currently have an attributable interest in any FM station and has required that LPFM stations be operated on a non-commercial educational basis. The FCC has granted numerous construction permits for LPFM stations and many LPFM stations are now operating around the country. To date, LPFM radio stations have not had a material adverse effect on our operations. The Local Radio Community Act of 2010 (the “LRCA”), which was signed into law in January 2011, requires the FCC to, among other things, (1) modify its rules to authorize LPFM stations to operate on second-adjacent channels to full-power radio stations, and (2) waive second-adjacent channel separation requirements if the proposed operation of an LPFM station would not cause interference to any authorized full-power station. This law required the FCC to complete a study within one year of enactment to assess the economic impact that LPFM stations have on full-power radio stations like the stations we own. In compliance with this law, the FCC issued several reports in 2012 in which it found that LPFM stations generally serve areas that are substantially smaller in size and population than those served by full-service commercial radio stations, that LPFM stations have less of an Internet presence than full-power stations, that LPFM stations offer program formats different than full-power stations, and that the average LPFM station located in an Nielsen Audio market has negligible ratings and a significantly smaller audience than most full-power stations in the same market.
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
The FCC’s action under the LRCA could increase the number of LPFM stations in markets where we have stations, and that increase could produce interference from LPFM stations to our stations. We cannot predict at this time whether the LRCA in particular or the advent of LPFM service in general will have a material adverse impact on our operations in the future. Nor can we predict whether LPFM service could increase competition for listeners and revenues and have a material adverse effect on our operations.
In April 2009, the FCC issued a notice of proposed rulemaking that proposed a number of changes in the FCC’s policies for allocating radio stations to particular markets and preferences that would be accorded to applicants to implement the command of Section 307(b) of the Communications Act that radio services be distributed fairly throughout the country.
On March 3, 2011, the FCC issued an order in that rulemaking proceeding which would limit the ability of a broadcaster to move a radio station from one community to another. The FCC created a rebuttable presumption that would apply when a proposed community is located in an urbanized area or when the station could cover more than 50% of an urbanized area through the proposed community. In either of those circumstances, it would be presumed that the broadcaster intends to serve the entire urbanized area rather than the specified community and would not be allowed to change the station’s community of license unless the broadcaster presented a compelling showing that (1) the proposed community is “truly” independent of the urbanized area, (2) the proposed community has a specific need for an outlet for local expression separate from the urbanized area, and (3) the station would be able to serve the community’s need for a local outlet. The FCC further explained that (1) in no event would it approve any proposal that would create an area that had no access to radio services or access to only one radio service, and (2) the FCC would “strongly disfavor” any community change that would result in the loss of third, fourth or fifth radio service to more than 15% of the population within a station’s existing service area or that would deprive any community of “substantial size” (meaning a community with a population of 7,500 or greater) of its second local service. In subsequent decisions, the FCC explained that its policy does not apply to situations where a station is moving its community of license from one urbanized area to another urbanized area or from a community inside an urbanized area to another community in the same urbanized area. The FCC’s policy could nonetheless limit our options in relocating or acquiring radio stations and, to that extent, may have an adverse impact on our operations.
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
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Act (“HSR Act”), by the Department of Justice (“the DOJ”) or the Federal Trade Commission (the “FTC”), either of whom can be required to, or can otherwise determine to, evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the stations to be acquired is $70.9 million or more. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous potential radio station acquisitions where an operator proposed to acquire additional stations in its existing markets or multiple stations in new markets, and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain stations, the termination of LMAs or other relief. In general, the DOJ has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35% of local radio advertising revenues, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35% share of radio advertising revenues in many of our markets.
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
Executive Officers of the Company
The following table sets forth certain information with respect to our executive officers as of February 28, 2014:

Name	Age	Position(s)
Lewis W. Dickey, Jr.	52	Chairman, President, and Chief Executive Officer
Joseph P. Hannan	42	Senior Vice President, Treasurer and Chief Financial Officer
John G. Pinch	65	Executive Vice President and Co-Chief Operating Officer
John W. Dickey	47	Executive Vice President and Co-Chief Operating Officer
Richard S. Denning	47	Senior Vice President, Secretary and General Counsel

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
Risks Related to Our Business
Our results of operations have been, and can be, adversely affected by recessions or any other economic slow downs effecting the U.S. national economy and or any of the local economies in which we operate.
Revenue generated by our radio stations depends primarily upon the sale of advertising. Advertising expenditures, which we believe to be largely a discretionary business expense, declined significantly during the 2008 economic recession, and although they have begun to recover, such recovery has remained muted, partially in light of continued economic uncertainty. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions, many of which have not returned to pre-recessionary levels. Consequently, the continued uncertainty in the general economic environment, including the specific economies of several individual geographic markets in which we own or operate stations, could continue to adversely affect our advertising revenue and, therefore, our results of operations.
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
Audience ratings and market shares fluctuate, and any adverse change in a particular market could have a material adverse effect on the revenue of stations located in that market. While we already compete with other stations with comparable programming formats in many of our markets, any one of our stations could suffer a reduction in ratings or revenue and could require increased promotion and other expenses, and, consequently, could reduce operating results, if:

•	another radio station in the market was to convert its programming format to a format similar to our station or launch aggressive promotional campaigns;

•	a new station were to adopt a competitive format;

•	we experience increased competition from non-radio sources;

•	there is a shift in population, demographics, audience tastes or other factors beyond our control;

•	an existing competitor was to strengthen its operations; or

•	any one or all of our stations were unable to maintain or increase advertising revenue or market share for any other reasons.
The Telecom Act may allow for the further consolidation of ownership of radio broadcasting stations in markets in which we operate or may operate in the future, which could further increase competition in these markets. In addition, some competing owners may be larger and have substantially more financial and other resources than we do, which could provide them with certain advantages in competing against us. As a result of all the foregoing, there can be no assurance that the competitive environment will not affect us, and that any one or all of our stations will be able to maintain or increase advertising revenue market share.
The loss of affiliation agreements by our radio networks could materially adversely affect our financial condition and results of operations.
Our radio networks have approximately 15,000 station affiliates and 10,000 program affiliations. They receive advertising inventory from their affiliated stations, either in the form of stand-alone advertising time within a specified time period or commercials inserted by our radio networks into their programming. In addition, primarily with respect to satellite radio providers, we receive a fee for providing such programming. The loss of network affiliation agreements by our radio networks could adversely affect our results of operations by reducing the reach of our network programming and, therefore, their attractiveness to advertisers. Renewals of such agreements on less favorable terms may also adversely affect our results of operations through reduction of advertising revenue.
We must respond to the rapid changes in technology, services and standards that characterize our industry in order to remain competitive. Our failure to timely or appropriately respond to any such changes could materially adversely affect our business and results of operations.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new competing media technologies and services. In some cases, our ability to successfully compete will be dependent on our development and acquisition of new technologies and our provision of new services, and there can be no assurance that we will have the resources to develop or acquire those new technologies or provide those new services; in other cases, the introduction of new technologies and services, including online music and other entertainment services, could increase competition and have a material adverse effect on our revenue.
In the future, there may be additional technologies or services developed that compete with radio broadcasting, including for advertising revenue, and that could have a material adverse effect on our revenues and results of operations. We cannot provide any assurances that we will continue to have the resources to develop or acquire any necessary new technologies or to introduce new services that could compete with any new technologies. We cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting industry or on our business.
Disruptions or security breaches of our information technology infrastructure could interfere with our operations, compromise client information and expose us to liability, possibly causing our business and reputation to suffer.
Any internal technology error or failure impacting systems hosted internally or externally, or any large scale external interruption in technology infrastructure we depend on, such as power, telecommunications or the Internet, may disrupt our technology network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs or reduced revenues. Our technology systems and related data also may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and its adverse financial and consequences to our business' reputation.
In addition, as a part of our ordinary business operations, we may collect and store sensitive data, including personal information of our clients, listeners and employees. The secure operation of the networks and systems on which this type of information is stored, processed and maintained is critical to our business operations and strategy. Any compromise of our technology systems resulting from attacks by hackers or breaches due to employee error or malfeasance could result in the loss, disclosure, misappropriation of or access to clients’, listeners’, employees’ or business partners’ information. Any such loss, disclosure, misappropriation or access could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and damage our reputation, any or all of which could adversely affect our business.
We have written off, and could in the future be required to write off, a significant portion of the fair market value of our FCC broadcast licenses and goodwill, which may adversely affect our financial condition and results of operations.
As of December 31, 2013, our FCC licenses and goodwill comprised 73.7% of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification Topic 350, Intangibles — Goodwill and Other (“ASC 350”), to assess the fair market value of our FCC broadcast licenses and goodwill to determine whether the carrying value of those assets is impaired. If the carrying value of the assets is impaired, we will be required to record a non-cash expense to write-down the book value of the assets to the estimated value. Although we did not record any impairment charges in 2013, for the year ended December 31, 2012, we recorded impairment charges of $98.9 million and $14.7 million related to goodwill and FCC broadcast licenses, respectively, and a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. We cannot make any assurances that any required future impairment charges will not have a material adverse effect on our total assets.
There are risks associated with our acquisition strategy, and our failure to execute on this strategy could materially adversely affect our financial condition and results of operations.
We intend to continue to grow by selectively acquiring radio stations in larger markets and geographically strategic regional clusters, as well as complimentary platforms, in the future. We cannot predict whether we will be successful in pursuing or completing any or what the consequences of not completing any acquisitions would be. In addition, there can be no assurances that we will be able to continue to identify suitable acquisition candidates.
Consummation of any proposed acquisitions would likely be subject to various conditions such as compliance with FCC rules and policies. Consummation of acquisitions may also be subject to antitrust regulatory requirements. These FCC rules and policies include provisions which:

•	require prior FCC approval of license assignments and transfers;

•	limit the number of stations a broadcaster may own in a given local market; and

•	include ownership "attribution" rules that could limit our ability to acquire stations in certain markets where one or more of our stockholders, officers or directors has other media interests.
Antitrust regulatory requirements include:

•	filings with the DOJ and the FTC under the HSR Act, where applicable;

•	awaiting expiration or termination of any applicable waiting period under the HSR Act; and

•	possible review by the DOJ or the FTC of antitrust issues under the HSR Act or otherwise.
The Communications Act and FCC rules allow members of the public and other interested parties to file petitions seeking to deny, or other objections to the FCC with respect to, the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets that we already own or propose to acquire, as a condition to having the application granted. The FCC could also change its existing rules and policies to reduce the number of stations that we would be permitted to acquire in some markets. We cannot be certain that any of these conditions would be satisfied in connection with any proposed acquisition, the timing thereof or the potential impact that any such conditions may have on us, which may include one or more requirements that we divest stations or assets in order to complete any proposed acquisition. In addition, the FCC has in the past considered levels of local radio market concentration as part of its acquisition approval process, even where proposed assignments would comply with the numerical limits on local radio station ownership in the FCC’s rules and the Communications Act, and while it has expressly disavowed using that policy in its current review of assignments and transfers, the FCC has the power to reinstate the policy, which could materially adversely affect our ability to complete, or obtain the expected benefits from, any proposed acquisition. Any actions by the FCC or DOJ that have the effect of denying, delaying or affecting the terms of any potential acquisitions could have a material adverse effect on our financial condition or results of operations.
Our acquisition strategy involves numerous other risks, which may include risks associated with:

•	identifying suitable acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

•	integrating operations and systems and managing a large and geographically diverse group of stations;

•
obtaining financing to complete acquisitions, which financing may not be available to us at times, in amounts, or at rates acceptable to us, if at all, and potentially the related risks associated with increased debt,

•	diverting our management’s attention from other business concerns;

•	potentially losing key employees at acquired stations; and

•	potential changes in the regulatory approval process that may make it materially more expensive, or materially delay our ability, to consummate any proposed acquisitions.
We cannot be certain that we will be able to successfully integrate any acquired stations or businesses or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to obtain additional financing in order to consummate any acquisitions. We cannot assure you that our debt agreements, as may be in place at any time, will permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions or that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management.

Our failure to identify, complete or integrate any acquired business, or to obtain the expected benefits therefrom, could materially adversely affect our strategy, and our financial condition and results of operations.
We may fail to realize any benefits and incur unanticipated losses related to any acquisition.
The success of our strategic acquisitions will depend, in part, on our ability to successfully combine the acquired business and assets with our business and our ability to successfully manage the assets so acquired. It is possible that the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers and employees or to achieve the anticipated benefits of the acquisition. Successful integration may also be hampered by any differences between the operations and corporate culture of the two organizations. Additionally, general market and economic conditions may inhibit our successful integration of any business. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Finally, any cost savings that are realized may be offset by losses in revenues from the acquired business, any assets or operations disposed of in connection therewith or otherwise, or charges to earnings in connection with such acquisitions.

Disruptions in the capital and credit markets could restrict our ability to access further financing.
We may rely in significant part on the capital and credit markets to meet our financial commitments and short-term liquidity needs if internal funds from operations are not sufficient for these purposes in the future. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facilities or access capital. Access to funds under credit facilities is dependent on the ability of our lenders to meet their funding commitments. Those lenders may not be able or willing to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from their borrowers within a short period of time. Disruptions in the capital and credit markets have also resulted in increased costs associated with bank credit facilities. Continued disruptions could increase our interest expense and adversely affect our results of operations.
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
We also from time to time enter into agreements with several on-air personalities with large loyal audiences in their individual markets to protect our interests in those relationships that we believe to be valuable. The loss of one or more of these personalities could result in losses of audience share in that particular market which, in turn, could adversely affect revenues in that particular market.
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
We must also comply with the extensive FCC regulations and policies on the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to acquire radio stations that could be material to our overall financial performance or our financial performance in a particular market.
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
FCC regulations prohibit the broadcast of “obscene” material at any time, and “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. The FCC regulatory oversight is augmented by statutory authority for the FCC to impose substantial penalties (up to $325,000 for each violation). The FCC also has the statutory authority to revoke a station license or to shorten or condition the renewal of a station license in the event that the station broadcasts indecent or obscene material. In June 2012, the United States Supreme Court issued a decision which held that the FCC had failed to give broadcasters adequate notice of a change in FCC policy in 2004 that exposed a station owner to penalties because of broadcasts which included fleeting expletives or momentary nudity (in a television broadcast). In light of pending litigation over its indecency policy, the FCC has refrained from disposing of indecency complaints, and reports have indicated that hundreds of thousands of indecency complaints remain pending at the FCC (and, as a condition to granting a renewal application or an assignment or transfer application, the FCC often required broadcasters like us to enter into agreements to toll the statute of limitations to preserve the FCC's ability to issue fines long after the complaints had been filed). In April 2013, the FCC invited comment on the Supreme Court’s decision and what, if any, changes are required in its policies and how it should handle the volume of indecency complaints that are still pending at the FCC. This matter remains pending at the FCC and, it is therefore impossible to predict what, if any, impact the Supreme Court’s decision will have on any complaints that have been or may be filed against our stations. Whatever the impact, we may in the future become subject to new FCC inquiries or proceedings related to our stations’ broadcast of allegedly indecent or obscene material. To the extent that such an inquiry or proceeding results in the imposition of fines, a settlement with the FCC, revocation of any of our station licenses or denials of license renewal applications, our results of operation and business could be materially adversely affected.
Legislation could require radio broadcasters to pay royalties to record labels and recording artists.
We currently pay royalties to song composers and publishers through Broadcast Music Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. but not to record labels or recording artists for exhibition or use of over the air broadcasts of music. From time to time Congress considers legislation which could change the copyright fees and the procedures by which the fees are determined. The legislation historically has been the subject of considerable debate and activity by the broadcast industry and other parties affected by the proposed legislation. It cannot be predicted whether any proposed legislation will become law or what impact it would have on our results from operations, cash flows or financial position.
We are a holding company with no material independent assets or operations and we depend on our subsidiaries for cash.
We are a holding company with no material independent assets or operations, other than our investments in our subsidiaries. Because we are a holding company, we are dependent upon the payment of dividends, distributions, loans or advances to us by our subsidiaries to fund our obligations. These payments could be or become subject to restrictions under applicable laws in the jurisdictions in which our subsidiaries operate. Payments by our subsidiaries are also contingent upon the subsidiaries’ earnings. If we are unable to obtain sufficient funds from our subsidiaries to fund our obligations, our financial condition and ability to meet our obligations may be adversely affected.
Risks Related to Our Indebtedness
The level of our outstanding debt may make it more difficult to comply with the covenants in our debt instruments, including the financial covenants in our Credit Agreement (defined below), which could cause a default or an event of default under such debt instruments and could result in the loss of our sources of liquidity, acceleration of our indebtedness and, in some instances, the foreclosure on some or all of our assets, any of which could have a material adverse effect on our financial condition and results of operations.

The instruments governing our outstanding indebtedness contain a number of restrictive covenants, some of which will become more restrictive in the future. For example, our Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of December 23, 2013, among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company ("Cumulus Holdings"), as borrower, and certain lenders and agents, will require us to comply with a financial covenant as of the last day of any fiscal quarter, beginning with the quarter ending December 31, 2013 if any amounts are outstanding under the revolving credit facility thereunder ( the “Revolving Credit Facility”) or any letters of credit are outstanding that have not been collateralized by cash. Our ability to comply with the covenants in (i) the indenture governing our 7.75% Senior Notes due 2019 (the “Indenture”) and (ii) the Credit Agreement will depend upon our future performance and various other factors, such as business, competitive, technological, legislative and regulatory factors, some of which are beyond our control. We may not be able to maintain compliance with all of our covenants in the future. In that event, we would need to seek an amendment or waiver to the applicable agreement, or a refinancing of such obligations. There can be no assurance that we would be able obtain any amendment or waiver of any such facilities or the costs associated therewith, and, if so, it is likely that such relief would only last for a specified period, potentially necessitating additional amendments, waivers or refinancings in the future.
In the event that we do not maintain compliance with the covenants under the Credit Agreement, lenders could declare an event of default, subject to applicable notice and cure provisions, which would likely result in a material adverse impact on our financial position. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Credit Agreement to be immediately due and payable and terminate all commitments to extend further credit. In addition, lenders under any of our indebtedness to which a cross-default or cross-acceleration provision applies may then be entitled to take certain similar actions. In the event any of our lenders or note holders accelerate the required repayment of our borrowings, we may not have sufficient assets to repay such indebtedness.
The lenders under the Credit Agreement have taken security interests in substantially all of our consolidated assets, and we have pledged the stock of certain of our subsidiaries to secure the debt under the Credit Agreement. If the lenders accelerate the required repayment of borrowings, we may be forced to liquidate certain assets to repay all or part of such borrowings, and we cannot assure you that sufficient assets will remain after we have paid all of the borrowings under such Credit Agreement. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness and we could be forced into bankruptcy or liquidation. Our ability to liquidate assets could also be affected by the regulatory restrictions associated with radio stations, including FCC licensing, which may make the market for these assets less liquid and increase the chances that these assets would be liquidated at a significant loss. Any requirement for us to liquidate assets would likely have a material adverse effect on our business.
We require substantial cash flows to service our debt and other obligations. Our inability to generate sufficient cash flows could have a material adverse effect on our business.
In order to service our significant indebtedness, we require, and will continue to require, significant cash flows. Our revenue is subject to such factors as shifts in population, station listenership, demographics, or audience tastes, and fluctuations in preferred advertising media. Our ability to generate sufficient cash flow to make required principal and interest payments on, or refinance, our debt obligations depends on our financial condition and operating performance, which are subject to prevailing micro-economic and macro-economic and competitive conditions, some of which are beyond our control. We may be unable to maintain or derive a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to seek to dispose of material assets or operations, seek additional debt or equity capital or seek to restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. Our inability to generate sufficient cash from operations to service our debt and other obligations would lead to a material adverse effect on our business.
Despite our current level of indebtedness, we may still be able to incur additional debt. This could further exacerbate the risks to our financial condition described above.
We may be able to incur additional indebtedness in the future. Although the Indenture and the Credit Agreement contain, and credit facilities we enter into in the future may contain, restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and any additional indebtedness incurred in compliance with these restrictions could be material. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. As a result, a significant increase in interest rates could have a material adverse effect on our financial condition.
The terms of the Indenture and the Credit Agreement restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The Indenture and the Credit Agreement contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interests, including restrictions on our ability to:

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
In addition, as described above, the restrictive covenants in the Credit Agreement require us to maintain compliance with specified financial ratios and satisfy other financial condition tests.
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
As of December 31, 2013, and after giving effect to the exercise of all of their respective options exercisable within 60 days of that date, Lewis W. Dickey, Jr., our Chairman, President, Chief Executive Officer and a director, and his brother, John W. Dickey, our Executive Vice President, together with members of their family (collectively, the “Dickeys”), collectively beneficially owned shares representing approximately 10.9% of the outstanding voting power of our Class A and Class C common stock.
Also as of December 31, 2013, Crestview Radio Investors, LLC ("Crestview") was our largest shareholder and, based on a Schedule 13D/A filed on December 14, 2012, beneficially owned shares representing approximately 30.8% of our outstanding Class A common stock on a fully converted basis.
In addition, in connection with the financing transactions undertaken in connection with the completion of the Citadel Merger, on September 16, 2011, the Company entered into a Stockholders’ Agreement (the “Stockholders Agreement”) with BA Capital Company, L.P. and Banc of America Capital Investors SBIC, L.P. (together, the “BofA Stockholders”), Blackstone, the Dickeys, Crestview, Macquarie and UBS. Under the Stockholders Agreement, the size of our board was increased to seven members, and the two vacancies on our board created thereby were filled by individuals designated by Crestview. In accordance with the Stockholders Agreement, Crestview maintains the right to designate two individuals for nomination to our board, and each of the Dickeys and the BofA Stockholders maintains the right to designate one individual for nomination to our board. The Stockholders Agreement provides that the other three positions on our board will be filled by directors, who meet applicable independence criteria. The Stockholders Agreement also provides that, for so long as Crestview is our largest stockholder, it will have the right to have one of its designees, who shall meet the definition of an independent director and who is elected to our board, and is selected by it, appointed as the “lead director” of our board. Further, the parties to the Stockholders Agreement (other than the Company) have agreed to support such directors (or others as may be designated by the relevant stockholders) as nominees to be presented to the Company’s stockholders for approval at subsequent stockholder meetings for the term set out in the Stockholders Agreement. Each stockholder party’s respective director nomination rights will generally survive for so long as it continues to own a specified percentage of our stock, subject to certain exceptions.
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
Such forward-looking statements are and will be, as the case may be, subject to change and subject to many risks, uncertainties and other factors relating to our operations and business environment, which may cause our actual results to be materially different from any future results, expressed or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

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

•	general economic or business conditions affecting the radio broadcasting industry being less favorable than expected, including the impact of decreased spending by advertisers;

•	our ability to attract, motivate and/or retain key executives and associates;

•	increased competition in the radio broadcasting industry;

•	the impact of current or pending legislation and regulations, antitrust considerations, and pending or future litigation or claims;

•	changes in regulatory or legislative policies or actions or in regulatory bodies;

•	changes in uncertain tax positions and tax rates;

•	changes in the financial markets;

•	changes in capital expenditure requirements;

•	changes in market conditions that could impair our goodwill or intangible assets;

•	changes in interest rates; and

•	other risks and uncertainties.
Many of these factors are beyond our control or are difficult to predict, and their ultimate impact could be material. We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as may be required by law, we do not undertake any obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

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
As of December 31, 2013, we owned 35 studio facilities and 151 tower sites in our 93 markets. We lease additional studio, office facilities, and tower sites throughout all of our markets. We also lease corporate office space in Atlanta, Georgia, and office space in New York, New York, and Dallas, Texas, for the production and distribution of our radio network. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, and general office equipment.
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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder, Matters and Issuer Purchases of Equity Securities
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

Year	High	Low
2012
First Quarter	$3.91	$3.21
Second Quarter	$3.63	$2.75
Third Quarter	$3.11	$2.44
Fourth Quarter	$2.76	$2.16
2013
First Quarter	$3.45	$2.61
Second Quarter	$3.89	$2.90
Third Quarter	$5.59	$3.31
Fourth Quarter	$7.79	$4.87
Holders
As of March 3, 2014, there were approximately 1,085 holders of record of our Class A common stock, 6 holders of record of our Class B common stock and one holder of record of our Class C common stock. The number of holders of our Class A common stock does not include an estimate of the number of beneficial holders whose shares may be held of record by brokerage firms or clearing agencies.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception and do not currently anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for use in our business. We are currently subject to restrictions under the terms of the Credit Agreement that limit the amount of dividends that we may pay on our common stock. For a more detailed discussion of the restrictions in our Credit Agreement, see Note 9, “Long-Term Debt” in the consolidated financial statements included elsewhere in this Form 10-K.

The Company paid $9.4 million in dividends on its Series A preferred stock during the year ended December 31, 2013. We also paid approximately $1.0 million in dividends on the Series B preferred stock upon its redemption in October 2013. All shares of preferred stock were redeemed by the Company in 2013.
Stock Performance Graph
The following graph compares the total stockholder return on our Class A common stock for the five-year period ended December 31, 2013 with that of (1) the Standard & Poor’s 500 Stock Index (“S&P 500”); (2) the NASDAQ Stock Market Index (the “NASDAQ”); and (3) an index (the “Radio Index”) comprised of radio broadcast and media companies (see note (1) below). The total return calculation set forth below assumes $100 invested on December 31, 2008 with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2013. The stock price performance shown in the graph below should not be considered indicative of expected future stock price performance.

CUMULATIVE TOTAL RETURN

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Cumulus	$100.00	$91.57	$173.09	$134.14	$107.23	$310.75
S&P 500	100.00	139.23	139.23	139.23	157.90	204.63
NASDAQ	100.00	143.89	168.22	165.19	191.47	264.84
Radio Index (1)	100.00	183.84	328.59	317.73	340.47	519.72

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
Set forth below is selected historical consolidated financial information for Cumulus as of and for the fiscal years ended December 31, 2013, 2012, 2011, 2010 and 2009 (dollars in thousands, except per share data). The selected historical consolidated financial information as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, has been derived from our consolidated financial statements, as adjusted for discontinued operations, and related notes beginning on page F-1 of this Annual Report on Form 10-K. The selected historical consolidated financial information as of December 31, 2011, 2010 and 2009, and for the years ended December 31, 2010 and 2009, has been derived from our consolidated financial statements, as adjusted for discontinued operations, and related notes previously filed with the SEC but is not included or incorporated by reference herein.
Primarily as a result of our completion of a number of significant transactions in various of the periods prescribed, including the December 12, 2013 completion of the WestwoodOne Acquisition, the November 14, 2013 completion of the Townsquare Transaction (with the stations swapped to Townsquare therein being treated as discontinued operations in all periods presented), the August 1, 2011 completion of the acquisition of the 75% of the equity of Cumulus Media Partners LLC ("CMP"), and the September 16, 2011 completion of the acquisition of Citadel Broadcasting Corporation (the "Citadel Merger"), each of whose operating results have been included in Cumulus’ financial statements since their respective dates of acquisition, and various refinancing transactions from time to time, we believe that our results of operations for any period, and our financial condition at any date provide only limited comparability to other periods. You are cautioned to not place undue reliance on any such comparison.
The selected historical consolidated financial information presented below does not contain all of the information you should consider when evaluating Cumulus and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, and notes thereto, beginning on page F-1 of this Annual Report on Form 10-K. Various factors are expected to have an effect on our financial condition and results of operations in the future, including the ongoing integration of acquired businesses. You should also read this selected historical consolidated financial information in conjunction with the information under “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011 (1)	2010	2009
STATEMENT OF OPERATIONS DATA:
Net revenues	$1,026,138	$1,002,272	$466,044	$189,441	$184,991
Direct operating expenses (excluding depreciation, amortization and LMA fees)	668,252	622,884	284,921	115,092	120,275
Depreciation and amortization	112,511	135,575	48,730	7,212	9,074
LMA fees	3,716	3,465	2,425	1,910	2,176
Corporate general and administrative expenses (including non-cash stock-based compensation expense)	59,830	57,438	90,761	18,519	20,699
Gain on exchange of assets or stations	(3,685)	—	(14,217)	—	(7,204)
Realized (gain) loss on derivative instrument	(1,852)	(12)	3,368	1,957	3,640
Impairment of intangible assets and goodwill (2)	—	125,985	—	671	174,950
Operating income (loss)	187,366	56,937	50,056	44,080	(138,619)
Interest expense, net	(176,981)	(198,628)	(86,989)	(30,307)	(33,989)
Loss on early extinguishment of debt	(34,934)	(2,432)	(4,366)	—	—
Terminated transaction expense	—	—	—	(7,847)	—
Other (expense) income, net	(302)	(2,479)	61	108	(128)
Gain on equity investment in Cumulus Media Partners, LLC	—	—	11,636	—	—
(Loss) income from continuing operations before income taxes	(24,851)	(146,602)	(29,602)	6,034	(172,736)
Income tax benefit (expense)	68,464	34,670	11,259	(688)	9,372
Income (loss) from continuing operations	43,613	(111,932)	(18,343)	5,346	(163,364)
Income from discontinued operations, net of taxes	132,470	79,203	82,203	24,056	36,662
Net income (loss)	176,083	(32,729)	63,860	29,402	(126,702)
Less: dividends declared and accretion of redeemable preferred stock	10,676	21,432	6,961	—	—
Income (loss) attributable to common shareholders	$165,407	$(54,161)	$56,899	$29,402	$(126,702)
Basic income (loss) per common share	$0.76	$(0.33)	$0.80	$0.70	$(3.13)
Diluted income (loss) per common share	$0.75	$(0.33)	$0.80	$0.68	$(3.13)

	Year Ended December 31,
	2013		2012		2011		2010	2009
OTHER DATA:
Adjusted EBITDA (3)	$330,018		$358,054		$110,531		$81,375	$57,385
Ratio of earnings to fixed charges		(4)		(4)		(4)	1.2		(4)
Cash flows related to:
Operating activities	$121,141		$179,490		$71,751		$42,553	$28,691
Investing activities	(92,625)		98,143		(2,031,256)		(2,240)	(3,060)
Financing activities	(83,774)		(220,175)		1,977,283		(43,723)	(62,410)
Capital expenditures	(11,081)		(6,607)		(6,690)		(2,475)	(3,110)
BALANCE SHEET DATA:
Total assets	$3,870,435		$3,743,575		$4,040,591		$319,636	$334,064
Long-term debt (including current portion)	2,626,893		2,701,067		2,850,537		591,008	633,508
Total stockholders’ equity (deficit)	$512,740		$246,633		$290,713		$(341,309)	$(372,512)

(1)	Revenues of $288.3 million attributable to the acquisitions of CMP and Citadel in 2011 are included in the selected historical consolidated financial information for the year ended December 31, 2011.

(2)
Impairment charge recorded in connection with our interim and annual impairment testing under ASC 350. See Note 6, “Intangible Assets and Goodwill,” in the consolidated financial statements included elsewhere in this Form 10-K for further discussion.

(3)
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

(4)
Earnings for the years ended December 31, 2013, 2012, 2011 and 2009 were inadequate to cover fixed charges. The coverage deficiency for these years was $35,527, $168,034, $36,653, and $172,744, respectively. For purposes of calculating the ratio of earnings to fixed charges, earnings consist of earnings before provision for income taxes, and non-controlling interest, plus fixed charges. Fixed charges consist of interest expense, amortized discounts, and preference security dividend requirements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis is intended to provide the reader with an overall understanding of our financial condition, changes in financial condition, results of operations, cash flows, sources and uses of cash, contractual obligations and financial position. This section also includes general information about our business and management’s analysis of certain trends, risks and opportunities in our industry. We also provide a discussion of accounting policies that require critical judgments and estimates. This discussion contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition. You should read the following information in conjunction with our consolidated financial statements and notes to our consolidated financial statements beginning on page F-1 in this Annual Report on Form 10-K, as well as the information set forth in Item 1A. “Risk Factors.”
Our Business

We own and operate commercial radio station clusters throughout the United States. We believe we are the largest pure-play radio broadcaster in the United States based on number of stations owned and operated. At December 31, 2013, we owned or operated approximately 450 radio stations (including under LMAs) in 93 United States media markets and operated a fully distributed programming network serving more than 10,000 affiliates nationwide, which contains a portfolio of iconic media, sports and entertainment brands. At December 31, 2013, under LMAs, we provided sales and marketing services for 7 radio stations in the United States.

Operating Overview and Highlights
We believe that we have created a leading radio broadcasting company and a true national platform with an opportunity to further leverage and expand upon our strengths, market presence and programming. Specifically, we now have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. Our nationwide radio networks platform generates premium content distributable through broadcast and digital platforms. Our scale allows larger, significant investments in the local digital media marketplace enabling us to apply our local digital platforms and strategies, including our social commerce initiatives across additional markets. We believe national platform perspective will allow us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
Cumulus believes that its capital structure provides adequate liquidity and scale for Cumulus to operate and grow its current business operations, as well as to pursue and finance potential strategic acquisitions in the future.
Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions of radio stations, expenses associated with our station and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, and audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our broad diversity in format, listener base, geography, advertiser base and revenue stream helps us to reduce our dependence on any single demographic, region or industry. We continually monitor our capital structure, and from time to time have evaluated, and expect that we will continue to evaluate, future opportunities to, obtain other public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not compliment, our strategic operations, and the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
In furtherance of our strategy, we undertook a number of transactions to further strengthen our balance sheet and improve our cash flows. On December 23, 2013, we entered into the Credit Agreement. The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and the $200.0 million Revolving Credit Facility maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit. Upon entry into the Credit Agreement, we used Term Loan borrowings of $2.025 billion to repay in full all amounts outstanding under the first lien term loan and second lien term loan under our pre-existing credit agreements.
As of the last day of any fiscal quarter beginning with the quarter ending December 31, 2013, in the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant. The required ratio at December 31, 2013 and 2014 is 5.75 to 1. The ratio periodically decreases until it reaches to 4.00 to 1 on March 31, 2018. As of December 31, 2013, we were in compliance with all of our covenants under the Credit Agreement.
On December 6, 2013, we entered into a 5-year, $50.0 million revolving accounts receivable securitization facility (the “Securitization Facility”) with General Electric Capital Corporation, as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the "Originators") sell and/or contribute their existing and future accounts receivable and related assets to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables and related assets, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”).

In October 2013, we issued and sold 18,860,000 shares of our Class A common stock for net proceeds of approximately $89.8 million, and used approximately $78.0 million of the net proceeds from the offering to redeem all then-outstanding shares of our Series B preferred stock, including accrued and unpaid dividends thereon. In addition, in August 2013, we redeemed all then-outstanding shares of our Series A preferred stock in connection with the issuance of our Series B preferred stock.
At December 31, 2013 our long-term debt consisted of $2.025 billion in total term loans and $610.0 million in 7.75% Senior Notes. In addition, as of December 31, 2013, we had $25.0 million outstanding under the Securitization Facility.
We have assessed the current and expected conditions of our business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of December 31, 2013, that cash on hand and cash expected to be generated from operating activities will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and repurchases of securities and other debt obligations through December 31, 2014.

Advertising Revenue and Adjusted EBITDA
Our primary source of revenues is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers which impacts the advertising rates charged by us. Advertising demand and rates are based primarily on a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of our formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format as a substantial portion of our revenue comes from non-music format and proprietary content. In addition, we believe that the portfolio that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $31.1 million, $27.7 million and $21.2 million in the years ended December 31, 2013, 2012 and 2011, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local and regional advertising typically represents a majority of our net revenues.
In addition to local advertising revenues, we monetize our available inventory in both national spot and network sales marketplaces using our national platform. To effectively deliver our network advertising for our customers, we distribute content and programming through third party affiliates in order to achieve a broader national audience. Typically, in exchange for the right to broadcast radio network programming, third party affiliates remit a portion of their advertising time, which is then aggregated into packages focused on specific demographic groups and sold by us to our advertiser clients that want to reach the listeners who comprise those demographic groups on a national basis. Revenues derived from third party affiliates in 2013 represented less than 10% of consolidated revenues.
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
Adjusted EBITDA is the financial metric utilized by management to analyze the cash flow generated by the Company’s business. This measure isolates the amount of income generated by the Company’s radio stations apart from the incurrence of non-cash and non-operating expenses. Management also uses this measure to determine the contribution of the Company’s radio station portfolio, including the corporate resources employed to manage the portfolio, to the funding of its other operating expenses and to the funding of debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our Credit Agreement.
In deriving this measure, management excludes depreciation, amortization and stock-based compensation expense, as these do not represent cash payments for activities directly related to the operation of the radio stations. In addition, we exclude LMA fees, even though such fees require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our Credit Agreement. We also exclude any gain or loss on any exchange of assets or stations as they do not represent a cash transaction. Management also excludes any realized gain or loss on derivative instruments as they also do not represent a cash transaction, nor are they associated with radio station operations. Interest expense, net of interest income, income tax (benefit) expense including franchise taxes, and expenses relating to acquisitions are also excluded from the calculation of Adjusted EBITDA as they are not directly related to the operation of radio stations. Management excludes any impairment of goodwill and intangible assets as they do not require a cash outlay. Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a radio company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for radio broadcasting companies, and is a key metric for purposes of calculating and determining compliance with certain covenants in our Credit Agreement. Given the relevance to the overall value of the Company, management believes that investors consider the metric to be extremely useful.
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

	Year Ended December 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
STATEMENT OF OPERATIONS DATA:
Net revenues	$1,026,138	$1,002,272	$466,044	$23,866	2.4%	$536,228	115.1%
Direct operating expenses (excluding depreciation, amortization and LMA fees)	668,252	622,884	284,921	45,368	7.3%	337,963	118.6%
Depreciation and amortization	112,511	135,575	48,730	(23,064)	-17.0%	86,845	178.2%
LMA fees	3,716	3,465	2,425	251	7.2%	1,040	42.9%
Corporate general and administrative expenses (including stock-based compensation expense)	59,830	57,438	90,761	2,392	4.2%	(33,323)	-36.7%
Gain on exchange of assets or stations	(3,685)	—	(14,217)	(3,685)	**	14,217	100.0%
Realized (gain) loss on derivative instrument	(1,852)	(12)	3,368	(1,840)	**	(3,380)	-100.4%
Impairment of intangible assets and goodwill	—	125,985	—	(125,985)	-100.0%	125,985	**
Operating income	187,366	56,937	50,056	130,429	229.1%	6,881	13.7%
Interest expense, net	(176,981)	(198,628)	(86,989)	21,647	10.9%	(111,639)	128.3%
Loss on early extinguishment of debt	(34,934)	(2,432)	(4,366)	(32,502)	**	1,934	44.3%
Other (expense) income, net	(302)	(2,479)	61	2,177	87.8%	(2,540)	**
Gain on equity investment in Cumulus Media Partners, LLC	—	—	11,636	—	**	(11,636)	-100.0%
Loss from continuing operations before income taxes	(24,851)	(146,602)	(29,602)	121,751	83.0%	(117,000)	**
Income tax benefit	68,464	34,670	11,259	33,794	97.5%	23,411	**
Income (loss) from continuing operations	43,613	(111,932)	(18,343)	155,545	139.0%	(93,589)	**
Income from discontinued operations, net of taxes	132,470	79,203	82,203	53,267	67.3%	(3,000)	-3.6%
Net income (loss)	176,083	(32,729)	63,860	208,812	638.0%	(96,589)	**
Less: dividends declared and accretion of redeemable preferred stock	10,676	21,432	6,961	(10,756)	-50.2%	14,471	**
Income (loss) attributable to common shareholders	$165,407	$(54,161)	$56,899	$219,568	405.4%	$(111,060)	**
OTHER DATA:
Adjusted EBITDA	$330,018	$358,054	$110,531	$(28,036)	-7.8%	$247,523	223.9%

**	Calculation is not meaningful.
Our management’s discussion and analysis of results of operations for the three years ended December 31, 2013, has been presented on a historical basis.
Year Ended December 31, 2013 compared to Year Ended December 31, 2012
Net Revenues. Net revenues for the year ended December 31, 2013 increased $23.8 million, or 2.4%, to $1,026.1 million compared to $1,002.3 million for the year ended December 31, 2012. This increase was attributable to a $11.5 million increase in local spot advertising revenue, an increase of $15.5 million in national advertising and live event revenue, a $10.1 million increase in revenue due to the December 2013 acquisition of WestwoodOne, a $1.6 million increase attributable to the five stations the Company acquired in the Fresno market in the Townsquare Transaction and a $5.9 million increase attributable to the addition of stations in the Bloomington and Peoria markets which we acquired in July 2012, partially offset by a decrease of $20.8 million in cyclical political revenue.
Direct Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Direct operating expenses for the year ended December 31, 2013 increased $45.4 million, or 7.3%, to $668.3 million compared to $622.9 million for the year ended December 31, 2012. The increase was primarily attributable to a $31.3 million increase in our national content initiatives, as well as ongoing investments in our sales infrastructure, a $9.0 million increase in expenses attributable to the WestwoodOne acquisition, a $1.0 million increase attributable to the five stations the Company acquired in the Fresno market in the Townsquare Transaction and a $4.1 million increase in expenses due to the addition of the stations in the Bloomington and Peoria markets we acquired from Townsquare in July 2012.
Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 decreased $23.1 million, or 17.0%, to $112.5 million compared to $135.6 million for the year ended December 31, 2012. This decrease was primarily due to a $23.0 million decrease in amortization expense on our definite lived intangible assets, resulting from increased expense in the prior year due to the accelerated amortization methodology we have applied since acquisition of these assets based on the pattern in which the underlying assets' economic benefits are expected to be consumed.
LMA Fees. LMA fees for the year ended December 31, 2013 increased $0.2 million, or 7.2%, to $3.7 million compared to $3.5 million for the year ended December 31, 2012.
Corporate General and Administrative Expenses, Including, Stock-based Compensation Expense. Corporate, general and administrative expenses, including stock-based compensation expense for year ended December 31, 2013 increased $2.4 million to $59.8 million, or 4.2% compared to $57.4 million for the year ended December 31, 2012. The increase was primarily due to a $7.9 million increase in expenses relating to the December 2013 refinancing and a $2.4 million net increase in various other corporate expenses, including acquisition costs, offset by an $8.0 million decrease in stock-based compensation expense.
Gain on Exchange of Assets or Stations. During the year ended December 31, 2013 we recorded a gain of $3.7 million. There were no similar transactions during the 2012 period.
Realized (Gain) Loss on Derivative Instrument. During the years ended December 31, 2013 and 2012, we recorded gains of $1.9 million and less than $0.1 million, respectively, related to our recording of the fair value of the Green Bay Option.
Impairment of Intangible Assets and Goodwill. For the year ended December 31, 2012, we recorded impairment charges of $98.9 million and $14.7 million related to goodwill and indefinite lived intangible assets (FCC Licenses), respectively, and a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. In the fourth quarter of 2012, as the Company began the process of its annual impairment test of goodwill and FCC Licenses, format and structural changes made in the first half of 2012 at certain markets acquired during the second half of 2011 did not achieve the expected results for fiscal year 2012 and certain markets failed step 1 of our annual impairment test of goodwill.
Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2013 decreased $21.6 million to $177.0 million compared to $198.6 million for the year ended December 31, 2012. Interest expense associated with outstanding debt decreased by $22.8 million to $165.0 million as compared to $187.8 million in the prior year period. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
7.75% Senior Notes	$47,275	$47,275	$—	—%
Bank borrowings – term loans and revolving credit facilities	117,687	140,525	(22,838)	-16.3%
Other, including debt cost amortization	11,487	11,443	44	0.4%
Preferred stock dividend	1,802	—	1,802	**
Change in fair value of interest rate cap	23	331	(308)	-93.1%
Interest income	(1,293)	(946)	(347)	-36.7%
Interest expense, net	$176,981	$198,628	$(21,647)	-10.9%

** Not meaningful

Loss on Early Extinguishment of Debt. For the years ended December 31, 2013 and 2012, we recorded $34.9 million and $2.4 million in losses on early extinguishment of debt primarily as a result of our debt refinancings in December 2013 and 2012, respectively.
Income Tax Benefit (Expense). We recorded an income tax benefit on continuing operations of $68.5 million in 2013 as compared to a $34.7 million benefit during the prior year. The tax benefit recorded in 2013 is primarily the result of the release of our valuation allowance on the future recovery of deferred tax assets (primarily net operating loss carryforwards) while the tax benefit recorded on continuing operations in the prior year was primarily the result of the intra-period tax allocation rules requiring the tax benefit being allocated to continuing operations be the lesser of the tax benefit of the loss from continuing operations or the total tax avoided with the presence of the income from discontinued operations. The total tax avoided from the presence of income from discontinued operations was the lesser of the two amounts in 2012.
Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2013 decreased $28.0 million, or 7.8%, to $330.0 million compared to $358.0 million for the year ended December 31, 2012.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2013	2012	% Change
Net income (loss)	$176,083	$(32,729)	**
Income tax benefit	(68,464)	(34,670)	(97.5)%
Non-operating expenses, including net interest expense	177,283	201,107	(11.8)%
LMA fees	3,716	3,465	7.2%
Depreciation and amortization	112,511	135,575	(17.0)%
Stock-based compensation expense	10,804	18,779	(42.5)%
Gain on exchange of assets or stations	(3,685)	—	**
Realized gain on derivative instrument	(1,852)	(12)	**
Acquisition-related and restructuring costs	20,019	16,989	17.8%
Franchise taxes	1,139	336	239.0%
Impairment of intangible assets and goodwill	—	125,985	**
Loss on early extinguishment of debt	34,934	2,432	**
Discontinued operations:
Income from discontinued operations, net of tax	(132,470)	(79,203)	(67.3)%
Adjusted EBITDA	$330,018	$358,054	(7.8)%

** Calculation is not meaningful
Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $3,168.6 million and $3,056.7 million as of December 31, 2013 and 2012, respectively. These intangible asset balances primarily consist of broadcast licenses and goodwill. Intangible assets, net, increased from the prior year primarily due to an increase in goodwill and other intangible assets related to the WestwoodOne Acquisition partially offset by the reduction in intangible assets associated with the markets sold in the Townsquare Transaction.
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

Year Ended December 31, 2012 compared to Year Ended December 31, 2011
Net Revenues. Net revenues for the year ended December 31, 2012 increased $536.2 million, or 115.1%, to $1,002.3 million compared to $466.0 million for the year ended December 31, 2011. This increase was primarily attributable to the impact of a full year of net revenues attributable to CMP and Citadel, as well as a $22.4 million increase in political advertising due to the presidential and local government elections.
Direct Operating Expenses, Excluding Depreciation, Amortization and LMA Fees. Direct operating expenses for the year ended December 31, 2012 increased $338.0 million, or 118.6%, to $622.9 million compared to 284.9 million for the year ended December 31, 2011. This increase was primarily attributable to the impact of a full year of direct operating costs attributable to CMP and Citadel.
Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2012 increased $86.8 million, or 178.2%, to $135.6 million compared to $48.7 million for the year ended December 31, 2011. This increase reflects the impact of a full year of additional depreciation and amortization expense related to assets acquired in the CMP Acquisition and the Citadel Merger. This was partially offset by a $1.3 million decrease in depreciation expense on assets within our legacy markets due to an increasingly fully depreciated asset base and a decrease of $29.0 million in depreciable assets related to the Townsquare Asset Exchange.
LMA Fees. LMA fees for the year ended December 31, 2012 increased $1.0 million, or 42.9%, to $3.5 million compared to $2.4 million for the year ended December 31, 2011. This increase was primarily attributable to a full year of fees associated with the assets acquired in Citadel Merger and additional LMA contracts entered into during the year.
Corporate General and Administrative Expenses, Including Stock-based Compensation Expense. Corporate, general and administrative expenses, including stock-based compensation expense for year ended December 31, 2012, decreased $33.3 million to $57.4 million, compared to $90.8 million for the year ended December 31, 2011. This decrease is primarily comprised of a $2.2 million reduction of certain contractual obligations assumed in the Citadel Merger and a $46.1 million reduction in acquisition costs since the prior year expenses contained those costs related to the CMP Acquisition and Citadel Merger. This was partially offset primarily by an increase of $8.0 million in stock compensation costs for equity awards granted in late 2011 and early 2012 and a $2.9 million increase in professional, legal, insurance and various other corporate facility related fees.
Gain on Exchange of Assets or Stations. During 2011, we completed an asset exchange with Clear Channel Communications, Inc., ("Clear Channel") to swap our Canton, Ohio station for eight of Clear Channel's radio stations in the Ann Arbor and Battle Creek, Michigan markets. In connection with this transaction, we recorded a gain of approximately $14.2 million. There were no similar transactions during 2012.
Realized Loss on Derivative Instruments. During the years ended December 31, 2012 and 2011, we recorded charges of $0.0 million and $3.4 million, respectively, related to our recording of the fair value of the Green Bay Option.
Impairment of Intangible Assets and Goodwill. As a result of certain format and structural changes made in the first half of 2012 at certain markets acquired during the second half of 2011 did not achieve the expected results for fiscal year 2012 and certain markets failed step 1 of our annual impairment test of goodwill. We recorded approximately $126.0 million of charges related to the impairment of intangible assets and goodwill in the year ended December 31, 2012. These consisted of impairment charges of $98.9 million and $14.7 million related to goodwill and indefinite lived intangible assets (FCC Licenses), respectively, and a definite-lived intangible asset impairment of $12.4 million related to the cancellation of a contract. There were no similar impairments during 2011.
Interest Expense, net. Interest expense, net of interest income, for the year ended December 31, 2012 increased $111.6 million to $198.6 million compared to $87.0 million for the year ended December 31, 2011. Interest expense associated with outstanding debt increased by $104.0 million to $187.8 million as compared to $83.8 million in the prior year period. Interest expense increased due to a higher average amount of indebtedness outstanding as a result of the Company’s refinancing efforts in the third quarter of 2012. The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Year Ended December 31,
	2012	2011	$ Change
7.75% senior notes	$47,275	$29,941	$17,334
Bank borrowings — term loans and revolving credit facilities	140,525	53,845	86,680
Bank borrowings yield adjustment — interest rate swap and cap	—	3,708	(3,708)
Change in fair value of interest rate swap	11,443	(3,582)	15,025
Other interest expense	331	3,476	(3,145)
Interest income	(946)	(399)	(547)
Interest expense, net	$198,628	$86,989	$111,639
Loss on Early Extinguishment of Debt. For the years ended December 31, 2012 and 2011 we recorded $2.4 million and $4.4 million in losses on early extinguishment of debt as a result of our debt refinancings in December 2012 and May 2011, respectively.
Gain on Equity Investment in CMP. For the year ended December 31, 2011, we recorded an $11.6 million gain on our equity investment in CMP due to the CMP Acquisition. There was not a similar gain during the year ended December 31, 2012.
Income Tax Benefit (Expense). We recorded an income tax benefit from continuing operations of $34.7 million in 2012 as compared to an $11.3 million benefit during the prior year. The income tax benefit for 2012 is equal to the amount of tax expense on discontinued operations that is offset by the loss from continuing operations. The income tax benefit for 2011 is primarily due to a release of the valuation allowance as a result of the CMP Acquisition and Citadel Merger.
Adjusted EBITDA. As a result of the factors described above, Adjusted EBITDA for the year ended December 31, 2012 increased $247.6 million, or 223.9%, to $358.1 million compared to $110.5 million for the year ended December 31, 2011.
Reconciliation of Non-GAAP Financial Measure. The following table reconciles Adjusted EBITDA to net income (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Year Ended December 31,
	2012	2011	% Change
Net (loss) income	$(32,729)	$63,860	(151.3)%
Income tax benefit	(34,670)	(11,259)	(207.9)%
Non-operating expenses, including net interest expense	201,107	86,928	131.3%
LMA fees	3,465	2,425	42.9%
Depreciation and amortization	135,575	48,730	178.2%
Stock-based compensation expense	18,779	10,744	74.8%
Gain on exchange of assets or stations	—	(14,217)	**
Realized (gain) loss on derivative instrument	(12)	3,368	(100.4)%
Acquisition-related costs	16,989	—	**
Franchise taxes	336	—	**
Impairment of intangible assets and goodwill	125,985	—	**
Loss on early extinguishment of debt	2,432	4,366	(44.3)%
Gain on equity investment in CMP	—	(11,636)	**
Discontinued operations:
Income from discontinued operations, net of tax	(79,203)	(72,778)	(8.8)%
Adjusted EBITDA	$358,054	$110,531	223.9%
Intangible Assets (including Goodwill), net. Intangible assets, net of amortization, were $3,056.7 million and $3,350.4 million as of December 31, 2012 and 2011, respectively. These intangible asset balances primarily consisted of broadcast licenses and goodwill. Intangible assets, net decreased from the prior year primarily due to a $113.6 million impairment charge in the year ended December 31, 2012 in conjunction with our annual impairment evaluation in the fourth quarter of 2012 and a $12.4 million impairment on a definite-lived intangible asset in 2012 related to the cancellation of a contract.
Seasonality and Cyclicality
Our operations and revenues tend to be seasonal in nature, with generally lower revenue generated in the first quarter of the year and generally higher revenue generated in the second and fourth quarters of the year.  The seasonality of our business reflects the adult orientation of our formats and relationship between advertising purchases on these formats with the retail cycle.  This seasonality causes and will likely continue to cause a variation in our quarterly operating results.  Such variations could have a material effect on the timing of our cash flows.
In addition, our revenues tend to fluctuate between years, consistent with, among other things, increased advertising expenditures in even-numbered years by political candidates, political parties and special interest groups.  This political spending typically is heaviest during the fourth quarter.

Liquidity and Capital Resources
Liquidity Considerations
The following table summarizes our principal historical funding needs for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands):

	2013	2012	2011
Repayments of bank borrowings	$2,111,688	$174,313	$1,264,676
Interest payments	164,893	192,083	69,558
Capital expenditures	11,081	6,607	6,690
Acquisition and purchase of intangible assets	322,838	9,998	2,024,172
Cash Flows from Operating Activities

	2013	2012	2011
(Dollars in thousands)
Net cash provided by operating activities	$121,141	$179,490	$71,751
For the year ended December 31, 2013, net cash provided by operating activities decreased by $58.4 million over the prior year. The decrease was primarily due to a decrease in working capital driven by slightly worse collections and timing of payments. For the year ended December 31, 2012, net cash provided by operating activities increased by $107.7 million. The increase in 2012 was primarily due to an increase in net revenues of $556.6 million, partially offset by an aggregate decrease in cash provided by operating assets and liabilities of $31.0 million and increases in operating expenses and cash paid for interest of $303.9 million and $122.5 million, respectively.
Cash Flows from Investing Activities

	2013	2012	2011
(Dollars in thousands)
Net cash (used in) provided by investing activities	$(92,625)	$98,143	$(2,031,256)
For the year ended December 31, 2013, net cash used in investing activities decreased $190.8 million, primarily due to $322.8 million paid in 2013 to complete certain transactions, including the WestwoodOne Acquisition and the Townsquare Transaction, and an increase of $4.5 million in expenditures for routine capital improvements, partially offset by an increase in proceeds from the Townsquare Transaction. For the year ended December 31, 2012,  net cash provided by investing activities increased $2.1 billion as compared to the year ended December 31, 2011, primarily due to consideration paid to complete the Citadel Merger in 2011.

Cash Flows from Financing Activities

	2013	2012	2011
(Dollars in thousands)
Net cash (used in) provided by financing activities	$(83,774)	$(220,175)	$1,977,283
For the year ended December 31, 2013, net cash used in financing activities decreased $136.4 million as compared to the year ended December 31, 2012. In the year ended December 31, 2013 the Company made net repayments on term loans and preferred stock of $157.5 million, which was $45.0 million less than net repayments in 2012. The Company also issued equity securities resulting in a net cash inflow of $89.8 million in 2013. There were no proceeds from issuances of equity in 2012. For the year ended December 31, 2012, net cash used in financing activities decreased $2.2 billion as compared to the year ended December 31, 2011 primarily due the Company’s receipt in 2011 of proceeds from the refinancing and the sale of equity securities in connection with the completion of the Citadel Merger.
2013 Acquisitions and Dispositions
For a detailed discussion of our material 2013 acquisitions and dispositions, see Note 2, “Acquisitions and Dispositions” in the consolidated financial statements included elsewhere in this Form 10-K.
2012 Acquisitions and Dispositions
For a detailed discussion of our material 2012 acquisitions and dispositions, see Note 2, “Acquisitions and Dispositions” in the consolidated financial statements included elsewhere in this Form 10-K. We did not complete any material dispositions during the year ended December 31, 2012.
2013 Financing Transactions
Amended and Restated Credit Agreement
In December 2013, we entered into the Credit Agreement. The Credit Agreement consists of the $2.025 billion Term Loan maturing in December 2020 and the $200.0 million Revolving Credit Facility maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit. Upon entry into the Credit Agreement, we used Term Loan borrowings of $2.025 billion to repay in full all amounts outstanding under the first lien term loan and second lien term loan under our pre-existing credit agreements.
Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate Floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, commencing March 31, 2014, with the balance payable on the maturity date.
At December 31, 2013, the Term Loan bore interest at 4.25% per annum.
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to perform (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use of or more of, any material Federal Communications Commission licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party.

As of the last day of any fiscal quarter beginning with the quarter ended December 31, 2013, in the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant. The required ratio at December 31, 2013 and 2014 is 5.75 to 1. The ratio periodically decreases until it reaches to 4.00 to 1 on March 31, 2018. As of December 31, 2013, the Company was in compliance with all of its covenants under the Credit Agreement.
Certain mandatory prepayments on the Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic wholly-owned subsidiaries and 66% of the capital stock of any future first-tier foreign subsidiaries. In addition, Cumulus Holdings’ obligations under the Credit Agreement are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings.
At December 31, 2013, we had $2.025 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
Accounts Receivable Securitization Facility
In December 2013, we entered into the Securitization Facility, pursuant to which the Originators sell and/or contribute their existing and future accounts receivable and related assets to the SPV, and the SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables and related assets, pursuant to the Funding Agreement. Cumulus Holdings services the accounts receivable on behalf of the SPV for a monthly fee.
Advances available under the Funding Agreement at any time are subject to a borrowing base determined based on advance rates relating to the value of the eligible receivables held by the SPV at that time. The Securitization Facility matures on December 6, 2018, subject to earlier termination at the election of the SPV. Advances bear interest based on either LIBOR plus 2.50% or the Index Rate (as defined in the Funding Agreement) plus 1.00%. The SPV is also required to pay a monthly fee based on any unused portion of the Securitization Facility. The Securitization Facility contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type.
At December 31, 2013, the Company had $25.0 million outstanding under the Securitization Facility.
Common Stock Offering and Redemption of Preferred Stock

In August 2013, we issued 77,241 shares of our newly created Series B preferred stock for gross proceeds of approximately $77.2 million. Proceeds from the issuance of the Series B preferred stock were used to redeem all then-outstanding shares of our Series A preferred stock, plus accrued and unpaid dividends thereon. In October 2013, we issued and sold 18,860,000 shares of our Class A common stock for net proceeds of approximately $89.8 million, and used approximately $78.0 million of the net proceeds from the offering to redeem all then-outstanding shares of our Series B preferred stock, including accrued and unpaid dividends thereon. The remaining net proceeds from the offering were placed in our corporate treasury for general corporate purposes, and may be used from time to time for, among other things, repayment of debt, capital expenditures, the financing of possible business expansions and acquisitions, increasing our working capital and the financing of ongoing operating expenses and overhead.
For additional discussion of our recent financing transactions , see Note 9, “Long-Term Debt,” Note 11, "Stockholders' Equity," and Note 12, "Redeemable Preferred Stock," in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Intangible Assets
We have significant intangible assets recorded in our accounts. These intangible assets are comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations. We are required to review the carrying value of certain intangible assets and our goodwill annually for impairment, and more frequently if circumstances warrant, and record any impairment to results of operations in the periods in which the recorded value of those assets is more than their fair value. As of December 31, 2013, we had $3.2 billion in intangible assets and goodwill, which represented approximately 81.9% of our total assets.
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
Historically, the Company determined that it had one reportable and operating segment, consisting of the consolidated Company. The Company's markets were historically considered the Company’s reporting units for goodwill impairment purposes. Given the changes in the Company that have occurred since the Citadel Acquisition, the dispositions of multiple markets to Townsquare and in the fourth quarter of 2013 acquisition of WestwoodOne, the Company has realigned its operational structure into three distinct verticals to more effectively manage the operations of the business. As a result, management determined it was appropriate to reassess the Company’s segments and its reporting units. Based thereon, the Company determined that there was no change to its reportable segment but that there are now three reporting units for goodwill impairment purposes. The Company's top 50 Nielsen Audio rated markets comprise one reporting unit, the second reporting unit consists of all of the Company's other radio markets while the third reporting unit, in which there is no goodwill, consists of all non-radio lines of business.
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
We generally conducted our impairment tests as follows:

Step 1 Goodwill Test
In performing our annual impairment testing of goodwill, the fair value of each reporting unit was calculated using a discounted cash flow analysis, an income approach. The discounted cash flow approach requires the projection of future cash flows and the calculation of these cash flows into their present value equivalent via a discount rate. We used an approximate five-year projection period to derive operating cash flow projections from a market participant view. We made certain assumptions regarding future revenue growth based on industry market data and historical and expected performance. We then projected future operating expenses in order to derive operating profits, which we combined with expected working capital additions and capital expenditures to determine operating cash flows.
For our annual impairment test, we performed the Step 1 goodwill test (the “Step 1 test”) and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2013. This test was used to determine if any of our reporting units had an indicator of impairment.
The discount rate employed in the fair value calculations of our reporting units was 10.0% for our Step 1 test. We believe this discount rate was appropriate and reasonable for estimating the fair value of the reporting units.
For periods after 2013, we projected annual revenue growth based on industry data and historical performance. We derived projected expense growth based primarily on the stations’ historical financial performance and expected growth. Our projections were based on then-current market and economic conditions and our historical knowledge of the reporting units.
To validate our conclusions and determine the reasonableness of our assumptions, we conducted an overall check of our fair value calculations by comparing the implied fair value of our reporting units, in the aggregate, to our market capitalization as of December 31, 2013. As compared with the market capitalization value of $4.5 billion as of December 31, 2013, the aggregate fair value of all markets of approximately $4.2 billion was approximately $294.8 million, or 7.0%, lower than the market capitalization.
Key data points included in the market capitalization calculations were as follows:

•	shares outstanding, including certain warrants, of 234.5 million as of December 31, 2013;

•	closing price of our Class A common stock on December 31, 2013 of $7.73 per share; and

•	total debt of $2.6 billion, on December 31, 2013.
Utilizing the above analysis and data points, we concluded the fair values of our reporting units, as calculated, are appropriate and reasonable.
The table below presents the percentages by which the fair value exceeded the carrying value of the Company's reporting units under the Step 1 test as of December 31, 2013. Management’s opinion is that the summary form of this table is more meaningful to the reader than presenting components of each reporting unit separately in assessing the recoverability of the reporting unit, including goodwill.

	Reporting Unit 1	Reporting Unit 2	Reporting Unit 3
Carrying value (in thousands)	$1,964,632	$1,017,831	N/A **
Percentage exceeding carrying value	22.6%	36.4%	N/A **

** Contains no goodwill
The Company’s analysis determined that, based on its Step 1 goodwill test, the fair value of its reporting units containing goodwill balances exceeded their carrying value at December 31, 2013. As a result, the Company was not required to perform a Step 2 test.
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

As a result of the annual impairment test, we determined that the carrying value of all of the Company's reporting units (FCC licenses) exceeded their fair values. Accordingly, we determined that no impairment existed for the FCC licenses for the year ended December 31, 2013.
For the annual impairment test of our FCC licenses, including both AM and FM licenses, we utilized the income approach, specifically the Greenfield Method.
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
In order to estimate what listening audience share would be expected for each station by market, we analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. We may make adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on our knowledge of the industry and familiarity with similar markets, we determined that approximately three years would be required for the stations to reach maturity. We also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2018;

•	the estimation of initial and on-going capital expenditures (based on market size);

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
The table below presents the percentage within a range by which the fair value exceeded the carrying value of FCC licenses for 93 geographical markets under the Step 1 test as of December 31, 2013. Management’s opinion is that the summary form of this table is more meaningful to the reader in assessing the recoverability of the FCC licenses.

	Units Of Accounting As Of December 31, 2013 Percentage Range By Which Fair Value Exceeds Carrying Value
	0% to 5%	Greater than 5% to 10%	Greater than 10% to 15%	Greater than 15%
Number of markets	15	4	9	64
Carrying value (in thousands)	$209,467	$55,821	$271,710	$1,059,338
Valuation Allowance on Deferred Taxes
As of December 31, 2013, the Company believes that it is more likely than not that all but $16.8 million of its deferred tax assets relating to state net operating loss carryforwards will be realized. As such, the Company recorded a deferred tax benefit related to the release of its valuation allowance of $135.0 million for the year ended December 31, 2013. $69.5 million of the total deferred tax benefit relates to the change in judgment about the future realization of deferred tax assets available at the beginning of the year and $65.5 million is the result of the consumption of federal and state net operating losses during the year; primarily the result of taxable income related to the sale of assets to Townsquare Media. In accordance with the intraperiod tax allocation rules, $61.5 million of the tax deferred tax benefit has been allocated to continuing operations with the remainder being allocated to discontinued operations.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2013, 2012 and 2011 was $10.8 million, $18.8 million, and $10.7 million, respectively. Upon adopting ASC 718 for awards with service conditions, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with service conditions only, the Company utilized the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, the Company utilized the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluated the probability of vesting of the awards at each reporting period and adjusted compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions were used, the results could differ, possibly materially.
Trade Transactions
We provide advertising time in exchange for certain products, supplies and services. We include the value of such exchanges in both station revenues and station operating expenses. Trade valuation is based upon our management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2013, 2012 and 2011, amounts reflected under trade transactions were: (1) trade revenues of $31.1 million, $27.7 million and $21.2 million, respectively; and (2) trade expenses of $31.2 million, $26.1 million and $20.8 million, respectively.
Summary Disclosures about Contractual Obligations and Commercial Commitments
The following tables reflect a summary of our contractual cash obligations and other commercial commitments as of December 31, 2013 (dollars in thousands):
Payments Due By Period

Contractual Cash Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 years	After 5 Years
Long-term debt (1)	$3,512,489	$139,275	$266,675	$266,675	$2,839,864
Operating leases	120,482	24,196	37,966	26,122	32,198
Other contractual obligations (2)	553,636	125,800	253,027	98,616	76,193
Total contractual cash obligations	$4,186,607	$289,271	$557,668	$391,413	$2,948,255

(1)	Based on amounts outstanding, interest rates and required repayments as of December 31, 2013. Also assumes that outstanding indebtedness will not be refinanced prior to scheduled maturity.

(2)	Consists of contractual obligations for goods or services including broadcasting rights that are enforceable and legally binding obligations that include all significant terms.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2013.
Adoption of New Accounting Standards
ASU 2011-05.In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, which amends the guidance in ASC Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. This ASU requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI did not change nor did the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 did not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. The Company adopted this guidance effective January 1, 2012. Since the Company has no transactions classified as OCI, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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
ASU 2013-01. In January 2013, the FASB issued ASU 2013-01. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
Recent Accounting Standards Updates
ASU 2013-04. In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This ASU is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.
ASU 2013-11. In July 2013, the FASB issued ASU 2013-11. The amendments in this ASU clarify when a liability related to an unrecognized tax benefit should be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. It is effective prospectively for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of December 31, 2013, 74.4% of our long-term debt, or $2.1 billion, bore interest at variable rates. Accordingly, our earnings and after-tax cash flow are subject to change based on changes in interest rates. Assuming the level of borrowings outstanding at December 31, 2013 at variable interest rates and assuming a one percentage point increase (decrease) in the 2013 average interest rate payable on these borrowings, it is estimated that our 2013 interest expense would have increased (decreased) and net income would have decreased (increased) by $26.6 million. As part of our efforts to mitigate interest rate risk, in December 2012, we entered into an interest rate cap agreement with JPMorgan that effectively fixed the interest rate, based on LIBOR, on $71.3 million of our variable rate borrowings. This agreement caps the LIBOR-based variable interest rate component of our long-term debt at a maximum of 3.0% on an equivalent amount of our term loans. This agreement is intended to reduce our exposure to interest rate fluctuations and was not entered into for speculative purposes. In light of the fact that the interest rate we pay on our variable interest rate debt remained below the cap contained in the interest rate cap agreement, at December 31, 2013, we continued to have $2.1 billion of borrowings outstanding, that were not subject to the interest rate cap. As a result, a one percentage point change in the 2013 average interest rate payable on these borrowings would have had the same effect on our interest expense and net income as set out above.  In the event interest rates rise above the cap contained in the interest rate cap agreement during the term of the agreement, our interest expense and net income could be materially affected, depending on the timing thereof and the amount of variable interest rate debt we have outstanding.
From time to time in the past we have managed, and may in the future seek to manage, our interest rate risk on a portion of our variable rate debt by entering into interest rate swap agreements in which we receive payments based on variable interest rates and made payments based on a fixed interest rate. We were not party to any such swap agreements on December 31, 2013.
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
(a) Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such disclosure controls and procedures are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer (“CEO”) and Senior Vice President, Treasurer and Chief Financial Officer (“CFO”) (the principal executive and principal financial officers, respectively), as appropriate, to allow timely decisions regarding required disclosure. At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded our disclosure controls and procedures were effective as of December 31, 2013. Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.
(b) Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (1992). Based on this assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective. Management has excluded WestwoodOne from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination in December 2013. WestwoodOne accounted for total assets and revenues of $118.9 million and $10.0 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

/s/ Lewis W. Dickey, Jr.	/s/ Joseph P. Hannan

Chairman, President and Chief Executive Officer	Senior Vice President, Treasurer and Chief Financial Officer
(c) Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
The information required by this item with respect to our directors, compliance with Section 16(a) of the Exchange Act and our code of ethics is incorporated by reference to the information, to be set forth under the captions “Members of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Information about the Board of Directors” and “Code of Ethics” in our definitive proxy statement for the 2014 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end (the “2014 Proxy Statement”). The required information regarding our executive officers is contained in Part I of this Report.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth under the caption “Executive Compensation” in our 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to the security ownership of our management and certain beneficial owners is incorporated by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement.
Securities Authorized For Issuance Under Equity Incentive Plans
The following table sets forth, as of December 31, 2013, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	To be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Stockholders	28,550,185	$4.76	5,611,650
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	28,550,185	$4.76	5,611,650

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth under the caption “Certain Relationships and Related Transactions” in our 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth under the caption “Auditor Fees and Services” in our 2014 Proxy Statement.

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
(3) Exhibits

2.1
Agreement and Plan of Merger, dated August 30, 2013, by and among Cumulus Media Holdings Inc., Dial Global, Inc., Cardinals Merger Corporation and DG LA Members, LLC (incorporated by reference to Exhibit 2.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on December 13, 2013).

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

3.3
Form of Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24545, filed on August 7, 2013).

3.4
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

4.6
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

4.10
Registration Rights Agreement, effective as of September 16, 2011, by and among Cumulus Media Inc., Crestview Radio Investors, LLC, UBS Securities LLC and other investors signatory thereto (incorporated herein by reference to Exhibit 10.5 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on September 22, 2011).

4.11
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

4.13
Form of 7.75% Senior Notes due 2019 (included as Exhibits A and B in Exhibit 4.15) (incorporated herein by reference to Exhibit 4.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on May 16, 2011).

4.14
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

4.16
Third Supplemental Indenture, effective October 17, 2011, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.5 to Cumulus Media Inc. Registration Statement on Form S-4/A, File No. 333-178647, filed on March 5, 2012).

4.17 **
Fourth Supplemental Indenture, dated as of December 23, 2013, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as Trustee.

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

10.3 *
Cumulus Media Inc. Amended and Restated 2004 Equity Incentive Plan (incorporated herein by reference to Exhibit A to Cumulus Media's Proxy Statement on Schedule 14A, File No. 000-24525, filed on April 13, 2007).

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

10.15*
Form of Employment Agreement with certain executive officers, dated as of November 29, 2011 (incorporated herein by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24525, filed on December 2, 2011).

10.16
Receivables Sale and Servicing Agreement, dated as of December 6, 2013, by and among each of the originators party thereto, CMI Receivables Funding LLC, as Buyer, and Cumulus Media Holdings Inc., as Servicer (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24545, filed on December 12, 2013).

10.17
Receivables Funding and Administration Agreement, dated as of December 6, 2013, by and among CMI Receivables Funding LLC, as Borrower, the lenders signatory thereto from time to time and General Electric Capital Corporation, as a lender, as Swing Line Lender and as Administrative Agent (incorporated by reference to Exhibit 10.2 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24545, filed on December 12, 2013).

10.18
Amended and Restated Credit Agreement, dated as of December 23, 2013, among Cumulus Media Inc., Cumulus Media Holdings Inc., as Borrower, certain lenders, JPMorgan Chase Bank, N.A., as lender and Administrative Agent, Royal Bank of Canada and Macquarie Capital (USA) Inc., as co-syndication agents, and Credit Suisse AG, Cayman Islands Branch, Fifth Third Bank, Goldman Sachs Bank USA and ING Capital LLC, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Cumulus Media Inc.’s Current Report on Form 8-K, File No. 000-24545, filed on December 23, 2013).

10.19*
First Lien Guarantee and Collateral Agreement, dated as of September 16, 2011, made by Cumulus Media Inc., Cumulus Media Holdings Inc. and certain subsidiaries of Cumulus Media Inc. in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to Cumulus Media Inc.’s Current Report on Form 8- K, File No. 000-24525, filed on September 22, 2011).

12.1 **	Computation of Ratio of Earnings to Fixed Charges

21.1 **	Subsidiaries of Cumulus Media Inc.

23.1 **	Consent of PricewaterhouseCoopers LLP.

31.1 **	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 **
The following materials from Cumulus Media Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

**	Filed or furnished herewith

(b)	Exhibits. See Exhibits above.

(c)	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2014.

CUMULUS MEDIA INC.

By	/s/ Joseph P. Hannan
Joseph P. Hannan Senior Vice President, Treasurer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lewis W. Dickey, Jr.	Chairman, President, Chief	March 17, 2014
Lewis W. Dickey, Jr.	Executive Officer and Director, (Principal Executive Officer)

/s/ Joseph P. Hannan	Senior Vice President, Treasurer and	March 17, 2014
Joseph P. Hannan	Chief Financial Officer (Principal Financial Officer)

/s/ Ralph B. Everett	Director	March 17, 2014
Ralph B. Everett

/s/ Alexis Glick	Director	March 17, 2014
Alexis Glick

/s/ Jeffrey Marcus	Director	March 17, 2014
Jeffrey Marcus

/s/ Arthur J. Reimers	Director	March 17, 2014
Arthur J. Reimers

/s/ Robert H. Sheridan, III	Director	March 17, 2014
Robert H. Sheridan, III

/s/ David M. Tolley	Director	March 17, 2014
David M. Tolley

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following Consolidated Financial Statements of Cumulus Media Inc., are included in Item 8:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cumulus Media Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Cumulus Media Inc. and its subsidiaries (“the Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded WestwoodOne from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination in December 2013. We have also excluded WestwoodOne from our audit of internal control over financial reporting. WestwoodOne is a wholly-owned subsidiary of the Company whose total assets and total revenues represented $118.9 million and $10.0 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 17, 2014

CUMULUS MEDIA INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollars in thousands, except for share data)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$32,792	$88,050
Restricted cash	6,146	5,921
Accounts receivable, less allowance for doubtful accounts of $5,306 and $4,131 in 2013 and 2012, respectively	264,805	207,563
Trade receivable	4,419	6,104
Prepaid expenses and other current assets	68,893	45,481
Total current assets	377,055	353,119
Property and equipment, net	254,702	255,903
Broadcast licenses	1,596,337	1,602,373
Other intangible assets, net	315,490	258,761
Goodwill	1,256,741	1,195,594
Other assets	70,110	77,825
Total assets	$3,870,435	$3,743,575
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$146,537	$102,586
Trade payable	3,846	4,803
Current portion of long-term debt	5,937	76,468
Other current liabilities	—	11,386
Total current liabilities	156,320	195,243
Long-term debt, excluding 7.75% senior notes and secured loan	1,985,956	2,014,599
7.75% senior notes	610,000	610,000
Secured loan	25,000	—
Other liabilities	79,913	45,313
Deferred income taxes	500,506	559,918
Total liabilities	3,357,695	3,425,073
Commitments and Contingencies (Note 17)
Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 0 and 75,767 shares issued and outstanding in 2013 and 2012, respectively	—	71,869
Total redeemable preferred stock	—	71,869
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 222,399,019 and 182,682,073 shares issued and 198,193,819 and 158,519,394 shares outstanding at 2013 and 2012, respectively	2,223	1,827
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding at 2013 and 2012, respectively	154	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at 2013 and 2012	6	6
Treasury stock, at cost, 24,205,200 and 24,162,676 shares at 2013 and 2012, respectively	(251,193)	(252,001)
Additional paid-in-capital	1,603,669	1,514,849
Accumulated deficit	(842,119)	(1,018,202)
Total stockholders’ equity	512,740	246,633
Total liabilities, redeemable preferred stock and stockholders’ equity	$3,870,435	$3,743,575
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except for share and per share data)

	Year Ended December 31,
	2013	2012	2011
Broadcast revenues	$1,025,075	$999,591	$463,252
Management fees	1,063	2,681	2,792
Net revenues	1,026,138	1,002,272	466,044
Operating expenses:
Direct operating expenses (excluding depreciation,
amortization and LMA fees)	668,252	622,884	284,921
Depreciation and amortization	112,511	135,575	48,730
LMA fees	3,716	3,465	2,425
Corporate general and administrative expenses (including stock-based compensation expense of $10,804, $18,779, and $10,744, respectively)	59,830	57,438	90,761
Gain on exchange of assets or stations	(3,685)	—	(14,217)
Realized (gain) loss on derivative instrument	(1,852)	(12)	3,368
Impairment of intangible assets	—	125,985	—
Total operating expenses	838,772	945,335	415,988
Operating income	187,366	56,937	50,056
Non-operating (expense) income:
Interest expense, net	(176,981)	(198,628)	(86,989)
Loss on early extinguishment of debt	(34,934)	(2,432)	(4,366)
Other (expense) income, net	(302)	(2,479)	61
Gain on equity investment in Cumulus Media Partners, LLC	—	—	11,636
Total non-operating expense, net	(212,217)	(203,539)	(79,658)
Loss from continuing operations before income taxes	(24,851)	(146,602)	(29,602)
Income tax benefit	68,464	34,670	11,259
Income (loss) from continuing operations	43,613	(111,932)	(18,343)
Income from discontinued operations, net of taxes	132,470	79,203	82,203
Net income (loss)	176,083	(32,729)	63,860
Less: dividends declared and accretion of redeemable preferred stock	10,676	21,432	6,961
Income (loss) attributable to common shareholders	$165,407	$(54,161)	$56,899
Basic and diluted income (loss) per common share (see Note 15, “Earnings Per Share”):
Basic: Income (loss) from continuing operations per share	$0.15	$(0.82)	$(0.36)
Income from discontinued operations per share	$0.61	$0.49	$1.16
Income (loss) per share	$0.76	$(0.33)	$0.80
Diluted: Income (loss) from continuing operations per share	$0.15	$(0.82)	$(0.36)
Income from discontinued operations per share	$0.60	$0.49	$1.16
Income (loss) per share	$0.75	$(0.33)	$0.80
Weighted average basic common shares outstanding	183,642,883	162,603,882	70,890,393
Weighted average diluted common shares outstanding	186,844,575	162,603,882	70,890,393
See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2013, 2012 and 2011
(Dollars in Thousands)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at January 1, 2011	59,600	$596	5,809	$58	645	$6	—	$—	24,061	$(256,792)	$964,156	$(1,049,333)	$(341,309)
Net income												63,860	63,860
Issuance of common stock — CMP Acquisition	3,315	33	—	—	—	—	6,630	66	—	—	34,810	—	34,909
Issuance of common stock — CMP Acquisition	—	—	—	—	—	—	—	—	—	—	29,021	—	29,021
Issuance of common stock — Citadel Acquisition	79,277	792	—	—	—	—	—	—	—	—	271,050	—	271,842
Issuance of warrants -- Citadel Acquisition	—	—	—	—	—	—	—	—	—	—	250,309	—	250,309
Conversion of common stock upon effectiveness of amended and restated certificate of incorporation	—	—	6,630	66	—	—	(6,630)	(66)	—	—	—	—	—
Conversion of restricted shares upon closing of Citadel Acquisition	876	9	—	—	—	—	—	—	—	—	2,137	—	2,146
Equity held in reserve	—	—	—	—	—	—	—	—	—	—	5,972	—	5,972
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	(537)	6,320	(5,488)	—	832
Costs associated with the issuance of equity	—	—	—	—	—	—	—	—	—	—	(26,735)	—	(26,735)
Issuance of common stock upon exercise of warrants	17,716	178	—	—	—	—	—	—	58	(198)	198	—	178
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	—	—	(4,142)	—	(4,142)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	(2,701)	—	(2,701)
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	68	(870)	—	—	(870)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	7,466	—	7,466
Restricted share forfeitures	—	—	—	—	—	—	—	—	47	(126)	126	—	—
Other	—	—	—	—	—	—	—	—	—	—	(65)	—	(65)
Balance at December 31, 2011	160,783	$1,608	12,440	$124	645	$6	—	$—	23,698	$(251,666)	$1,526,114	$(985,473)	$290,713
Net loss												(32,729)	(32,729)
Issuance of common stock upon exercise of warrants	21,899	219	2,985	30	—	—	—	—	41	(77)	18	—	190
Dividends declared on preferred stock	—	—	—	—	—	—	—	—	—	—	(13,780)	—	(13,780)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	(7,654)	—	(7,654)
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	583	(1,952)	—	—	(1,952)
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	(161.724)	1,705	(1,705)	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	11,894	—	11,894
Restricted share forfeitures	—	—	—	—	—	—	—	—	3	(11)	13	—	2
Other	—	—	—	—	—	—	—	—	—	—	(51)	—	(51)
Balance at December 31, 2012	182,682	$1,827	15,425	$154	645	$6	—	$—	24,163	$(252,001)	$1,514,849	$(1,018,202)	$246,633

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock		Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid-In Capital	Accumulated Deficit	Total
Net income												176,083	176,083
Dividends declared and paid on preferred stock	—	—	—	—	—	—	—	—	—	—	(6,777)	—	(6,777)
Accretion of redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	(3,899)	—	(3,899)
Conversion of equity upon exercise of warrants	20,663	206	—	—	—	—	—	—	109	(606)	493	—	93
Shares returned in lieu of tax payments	—	—	—	—	—	—	—	—	102	(337)	—	—	(337)
Restricted shares issued from treasury	—	—	—	—	—	—	—	—	(169)	1,751	(1,751)	—	—
Stock option exercises	194	2	—	—	—	—	—	—	—	—	816	—	818
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	10,804	—	10,804
Other	—	—	—	—	—	—	—	—	—	—	(437)	—	(437)
Costs associated with issuance of common stock	—	—	—	—	—	—	—	—	—	—	(4,541)	—	(4,541)
Issuance of common stock	18,860	188	—	—	—	—	—	—	—	—	94,112	—	94,300
Balance at December 31, 2013	222,399	$2,223	15,425	$154	645	$6	—	$—	24,205	$(251,193)	$1,603,669	$(842,119)	$512,740

See accompanying notes to the consolidated financial statements.

CUMULUS MEDIA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$176,083	$(32,729)	$63,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,951	143,303	52,443
Amortization of debt issuance costs/discounts	9,919	10,130	4,800
Provision for doubtful accounts	3,349	3,694	2,736
(Gain) loss on sale of assets or stations	(3,685)	2,277	43
Gain on exchange of assets or stations	(108,158)	(62,967)	(15,278)
Impairment of intangible assets	—	127,141	—
Fair value adjustment of derivative instruments	(1,829)	320	(214)
Deferred income taxes	(76,378)	(18,227)	(61,993)
Non-cash stock-based compensation expense	10,804	11,893	5,855
Loss on early extinguishment of debt	34,934	2,432	4,366
Other	—	—	(1,318)
Gain on equity investment in Cumulus Media Partners, LLC	—	—	(11,636)
Changes in assets and liabilities:
Accounts receivable	2,357	28,904	(6,461)
Trade receivable	2,330	(653)	826
Prepaid expenses and other current assets	1,383	(6,993)	7,734
Other assets	1,320	7,569	(2,803)
Accounts payable and accrued expenses	(38,937)	(16,994)	30,667
Trade payable	(1,516)	(196)	(501)
Other liabilities	(7,786)	(19,414)	(1,375)
Net cash provided by operating activities	121,141	179,490	71,751
Cash flows from investing activities:
Restricted cash	(225)	(2,067)	(394)
Proceeds from sale of assets or stations	—	1,897	—
Capital expenditures	(11,081)	(6,607)	(6,690)
Proceeds from exchange of assets or stations	241,519	114,918	—
Acquisitions less cash acquired	(322,838)	(9,998)	(2,024,172)
Net cash (used in) provided by investing activities	(92,625)	98,143	(2,031,256)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(2,111,688)	(174,313)	(1,264,676)
Tax withholding payments on behalf of employees	(337)	(1,952)	(935)
Preferred stock dividends	(9,395)	(15,017)	(521)
Proceeds from exercise of warrants	93	142	171
Proceeds from exercise of options	818	—	—
Redemption of preferred stock	(150,391)	(49,233)	(41,565)
Financing costs paid in connection with issuance of equity securities	(4,541)	—	(30,978)
Proceeds from borrowings under term loans and revolving credit facilities	2,027,308	21,000	2,289,685
Proceeds from issuance of 7.75% senior notes	—	—	610,000
Proceeds from issuance of common equity securities	94,300	—	475,000
Proceeds from issuance of preferred stock	77,241	—	—
Deferred financing costs	(7,182)	(802)	(58,898)
Net cash (used in) provided by financing activities	(83,774)	(220,175)	1,977,283
(Decrease) increase in cash and cash equivalents	(55,258)	57,458	17,778
Cash and cash equivalents at beginning of period	88,050	30,592	12,814
Cash and cash equivalents at end of period	$32,792	$88,050	$30,592
Supplemental disclosures of cash flow information:
Interest paid	$164,893	$192,083	$69,558
Income taxes paid	7,310	6,658	6,148
Supplemental disclosures of non-cash flow information:
Compensation held in trust	—	24,807	—
Trade revenue	31,147	27,732	21,184
Trade expense	31,218	26,112	20,810
Preferred stock dividends	—	2,652	3,125
See accompanying notes to the consolidated financial statements.

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
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain assets of the Company were sold during the year ended December 31, 2013 (see Note 2, “Acquisitions and Dispositions”). The results of operations associated with these assets have been separately reported, net of the related tax impact, for all periods presented in the consolidated statement of operations because the operations and cash flows generated by these assets have been eliminated from the Company’s consolidated results of operations as a result of the sale and the Company no longer has continuing involvement in the operations of the stations associated with those assets after their disposal (see Note 3, “Discontinued Operations”).
Reclassifications

Reclassifications have been made to the consolidated financial statements for the prior years to conform to classifications used in 2013.
Reportable Segment
The Company operates in one reportable business segment, radio broadcasting, advertising and related services, for which segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measurement of performance. Below the reportable business segment, the Company has three reporting units (See Note 6 "Intangible Assets and Goodwill").
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, stock-based compensation, contingencies, litigation, and purchase price allocation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates.
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

Property and Equipment
Property and equipment are stated at cost. Property and equipment acquired in business combinations accounted for under the purchase method of accounting are recorded at their estimated fair values on the date of acquisition. Equipment under capital leases is stated at the present value of minimum future lease payments.
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
Intangible Assets and Goodwill
The Company’s intangible assets are comprised of broadcast licenses, certain other intangible assets and goodwill. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. Intangible assets and goodwill acquired in a business combination and determined to have an indefinite useful life, which include the Company’s broadcast licenses, are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.
In determining that the Company’s broadcast licenses qualified as indefinite lived intangibles, management considered a variety of factors including the Federal Communications Commission’s (“FCC”) historical record of renewing broadcast licenses, the cost to the Company of renewing such licenses, the relative stability and predictability of the radio industry and the relatively low level of capital investment required to maintain the physical plant of a radio station. The Company evaluates the recoverability of its indefinite-lived assets, which include broadcasting licenses and goodwill, using judgments and estimates. Future events may impact these judgments and estimates. If events or changes in circumstances were to indicate that an asset’s carrying value is not recoverable, a write-down of the asset would be recorded through a charge to operations.
Investments
The Company follows Accounting Standards Codification (“ASC”) Topic 325-20, Cost Method Investments (“ASC 325-20”), to account for its ownership interest in noncontrolled entities. Under ASC 325-20, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities) and are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments). Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. As of December 31, 2013, and 2012, the aggregate carrying amount of the Company’s cost-method investment was $9.8 million. The Company assesses all cost-method investments for impairment quarterly. No impairment loss was recorded during the year ended December 31, 2013. The Company does not reassess the fair value of cost-method investments if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.
Debt Issuance Costs
The costs related to the issuance of debt are capitalized and amortized using the effective interest method to interest expense over the life of the related debt.

Derivative Financial Instruments
The Company recognizes all derivatives on the consolidated balance sheets at fair value. Fair value changes are recorded in income for any contracts not classified as qualifying hedging instruments. For derivatives qualifying as cash flow hedge instruments, the effective portion of the derivative fair value change is recorded through other comprehensive income, a component of stockholders’ equity.
Revenue Recognition
Revenue is derived primarily from the sale of commercial airtime to local and national advertisers. Revenue is recognized as commercials are broadcast. Revenues presented in the financial statements are reflected on a net basis, after the deduction of advertising agency fees by the advertising agencies, usually at a rate of 15.0%, which is the industry standard.
In those instances where we function as the principal in the transaction, the revenue and associated operating costs are presented on a gross basis. In those instances where we function as an agent or sales representative, our effective commission is presented as revenue with no corresponding operating expenses.
Advertising Costs
Advertising costs are expensed as incurred. For the years ended December 31, 2013, 2012, and 2011, the costs incurred were $0.9 million, $1.1 million and $0.3 million, respectively.
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
As of December 31, 2013, the Company operated 7 radio stations under LMAs. As of December 31, 2012 and 2011, the Company operated 14 and 12 radio stations under LMAs, respectively. The stations operated under LMAs contributed $2.2 million, $7.0 million, and $4.1 million, in 2013, 2012, and 2011, respectively, to the consolidated net revenues of the Company.
Stock-based Compensation Expense
Stock-based compensation expense recognized under ASC Topic 718, Compensation — Share-Based Payment (“ASC 718”), for the years ended December 31, 2013, 2012 and 2011, was $10.8 million, $18.8 million, and $10.7 million, respectively. Upon adopting ASC 718 for awards with service conditions, an election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For stock options with service conditions only, the Company utilizes the Black-Scholes option pricing model to estimate the fair value of options issued. For restricted stock awards with service conditions, the Company utilizes the intrinsic value method. For restricted stock awards with performance conditions, the Company evaluates the probability of vesting of the awards in each reporting period and adjusts compensation cost based on this assessment. The fair value is based on the use of certain assumptions regarding a number of highly complex and subjective variables. If other assumptions are used, the results could differ.
Trade Transactions
The Company provides commercial airtime in exchange for goods and services used principally for promotional, sales and other business activities. An asset and liability is recorded at the fair value of the goods or services received. Trade revenue is recorded and the liability is relieved when commercials are broadcast and trade expense is recorded and the asset relieved when goods or services are consumed. Trade valuation is based upon management’s estimate of the fair value of the products, supplies and services received. For the years ended December 31, 2013, 2012 and 2011, amounts reflected under trade transactions were: (1) trade revenues of $31.1 million, $27.7 million and $21.2 million, respectively; and (2) trade expenses of $31.2 million, $26.1 million and $20.8 million, respectively.
Income Taxes
The Company uses the liability method of accounting for deferred income taxes. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

A valuation allowance is recorded for a net deferred tax asset balance when it is more likely than not that the benefits of the tax asset will not be realized. The Company continues to assess the need for its deferred tax asset valuation allowance in the jurisdictions in which it operates. Any adjustment to the deferred tax asset valuation allowance is recorded in the income statement of the period that the adjustment is determined to be required. See Note 14, “Income Taxes” for further discussion.
Earnings per Share
Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. The Company allocates undistributed net income (loss) from continuing operations between each class of common stock on an equal basis after any allocations for preferred stock dividends in accordance with the terms of the Company’s third amended and restated certificate of incorporation (the “Third Amended and Restated Charter”).
Non-vested restricted shares of Class A common stock and Company Warrants (defined below) are considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings per share is computed in the same manner as basic earnings per share after assuming the issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other outstanding warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income is allocated to common stock and participating securities to the extent that each security may share in earnings, as if all of the earnings for the period had been distributed. Earnings are allocated to each participating security and common share equally, after deducting dividends declared or accreted on preferred stock.
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
Adoption of New Accounting Standards
ASU 2011-05.In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, which amends the guidance in ASC Topic 220, “Comprehensive Income,” by eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. This ASU requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements of income and comprehensive income. The components of OCI did not change nor did the guidance on when OCI items are reclassified to net income. Similarly, ASU 2011-05 did not change the guidance to disclose OCI components gross or net of the effect of income taxes, provided that the tax effects are presented on the face of the statement in which OCI is presented, or disclosed in the notes to the financial statements. The Company adopted this guidance effective January 1, 2012. Since the Company has no transactions classified as OCI, the adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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
ASU 2013-01. In January 2013, the FASB issued ASU 2013-01. The amendments in this ASU require companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
Recent Accounting Standards Updates
ASU 2013-04. In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. This ASU is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.
ASU 2013-11. In July 2013, the FASB issued ASU 2013-11. The amendments in this ASU clarify when a liability related to an unrecognized tax benefit should be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. It is effective prospectively for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated financial statements.

2. Acquisitions and Dispositions

2013 Acquisitions and Dispositions
Green Bay Purchase
On December 31, 2013, the Company completed the purchase of five radio stations in Green Bay, Wisconsin from Clear Channel for $17.6 million in cash (the "Green Bay Purchase"). The Company had been operating the stations under an LMA agreement with Clear Channel since April 10, 2009.
Revenues attributable to the stations acquired in the Green Bay Purchase were not material to the Company’s consolidated statement of operations for the year ended December 31, 2013.
The table below summarizes the preliminary purchase price allocation in the Green Bay Purchase (dollars in thousands):

Allocation	Amount
Property and equipment (see Note 5)	$1,111
Broadcast licenses	6,991
Fair value of exercised put option (See Note 8 "Green Bay Option")	9,534
Total purchase price	$17,636
The material assumptions utilized in the valuation of intangible assets acquired include expected overall future market revenue growth rates for the residual year of approximately 2.5% and a weighted average cost of capital of 10.0%.

WestwoodOne Acquisition
On December 12, 2013, Cumulus completed the acquisition of WestwoodOne, Inc. (formerly known as Dial Global, Inc., "WestwoodOne"), an independent, full-service radio network company offering news, sports, formats, prep services, talk and music programming, jingles and imaging, and special events, as well as national advertising sales representation (the WestwoodOne Acquisition"). The WestwoodOne Acquisition added sports, news, talk, music and programming services content – enabling the Company to provide an even broader array of programming content to approximately 10,000 U.S. radio stations, other media platforms and international platforms. Content acquired through the WestwoodOne Acquisition included NFL, NCAA, NASCAR, Olympics, AP Radio News, NBC News and other popular programming.

In connection with the WestwoodOne Acquisition, all of the issued and outstanding shares of capital stock of WestwoodOne were automatically canceled and converted into the right to receive an aggregate of approximately $45.0 million in cash, and WestwoodOne repaid all of its outstanding indebtedness. The payment of the purchase price to complete the WestwoodOne Acquisition (including the cash used to repay approximately $215.0 million of WestwoodOne’s outstanding indebtedness) was funded from cash on hand, which included $235.0 million in cash proceeds from the Townsquare Transaction (defined below). As a result of the WestwoodOne Acquisition, WestwoodOne became a wholly owned subsidiary of the Company.

Although the WestwoodOne Acquisition was not subject to the pre-closing notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act, the Antitrust Division of the Department of Justice (“DOJ”) is conducting a review of the transaction. Pursuant to an agreement entered into at the closing of the WestwoodOne Acquisition, $22.5 million of the purchase price was placed in escrow (the “Escrow Fund”) pending the completion of the DOJ investigation. The Escrow Fund will be available to compensate Cumulus for expenses in defending the investigation and to the extent Cumulus incurs any loss as a result of any final remedial action taken by the DOJ with respect to its investigation.
Revenues of $10.0 million attributable to WestwoodOne were included in the Company’s consolidated statement of operations for the year ended December 31, 2013.
The table below summarizes the preliminary purchase price allocation in the WestwoodOne Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$91,171
Property and equipment (see Note 5)	23,714
Other intangibles	150,900
Goodwill	104,675
Other assets	4,946
Current liabilities	(68,907)
Other liabilities	(46,499)
Total purchase price	$260,000
The material assumptions utilized in the valuation of intangible assets acquired include expected overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. The Company intends to treat the acquisition as a taxable asset acquisition pursuant to Internal Revenue Code Section 338(g). As such, all of the acquired goodwill balance is deductible for income tax purposes.
The definite-lived intangible assets acquired in the WestwoodOne Acquisition are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Affiliate relationships	9	$150,900

Townsquare Transaction
On November 14, 2013, the Company completed the sale to Townsquare Media, LLC (“Townsquare”) of 53 radio stations in 12 small and mid-sized markets for $235.0 million in cash and the swap with Townsquare of 15 radio stations in two small and mid-sized markets in exchange for five radio stations in Fresno, California (together, the "Townsquare Transaction"). The Company used the cash proceeds from the Townsquare Transaction to fund a portion of the purchase price payable to complete the WestwoodOne Acquisition.
Revenues attributable to the assets acquired in the Townsquare Transaction were not material to the Company’s consolidated statement of operations for the year ended December 31, 2013.
The table below summarizes the preliminary purchase price allocation in the Townsquare Transaction (dollars in thousands):

Allocation	Amount
Current assets	$1,860
Property and equipment (see Note 5)	6,345
Broadcast licenses	9,900
Goodwill	13,680
Other assets	246
Other intangibles	552
Current liabilities	(400)
Total purchase price	32,183
Less: Carrying value of stations transferred	(159,053)
Add: Cash received	235,028
Gain on asset exchange	$108,158
The material assumptions utilized in the valuation of intangible assets acquired and liabilities assumed included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. All of the acquired goodwill balance is deductible for tax purposes.
The definite-lived intangible assets acquired in the Townsquare Transaction are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Advertising relationships	5	$552

WFME Asset Exchange
On January 8, 2013, the Company completed its previously announced asset exchange (the “WFME Asset Exchange”) with Family Stations, Inc., pursuant to which it exchanged its WDVY station in New York plus $40.0 million in cash for Family Stations’ WFME station in Newark, New Jersey. The total purchase price is subject to an increase of up to $10 million if certain future conditions are met as detailed in the purchase agreement. The Company has estimated the fair value of the contingent consideration to be less than $0.1 million as of December 31, 2013. Any future change in the estimated fair value of the contingent consideration will be recorded in the Company’s results of operations in the period of such change. This acquisition provided Cumulus with a radio station in the United States’ largest media market for the national NASH entertainment brand based on the country music lifestyle.

The table below summarizes the purchase price allocation in the WFME Asset Exchange (dollars in thousands):

Allocation	Amount
Other assets	$1,460
Goodwill	11,461
Broadcast license	27,100
Property and equipment (see Note 5)	62
Total purchase price	40,083
Less: Cash consideration	(40,000)
Less: Carrying value of station transferred	(52)
Less: Contingent consideration	(31)
Gain on asset exchange	$—
The material assumptions utilized in the valuation of intangible assets acquired included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10.0%. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. All of the acquired goodwill balance is deductible for tax purposes.
Pamal Broadcasting Asset Purchase
On January 17, 2013, the Company completed the acquisition of WMEZ-FM and WXBM-FM from Pamal Broadcasting Ltd. for a purchase price of $6.5 million (the "Pamal Broadcasting Asset Purchase"). The transaction was part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters.
Revenues attributable to the assets acquired in the Pamal Broadcasting Asset Purchase were not material to the Company’s consolidated statement of operations for the year ended December 31, 2013.
The table below summarizes the purchase price allocation in the Pamal Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Property and equipment (see Note 5)	$783
Broadcast licenses	5,700
Total purchase price	$6,483

2012 Acquisitions and Dispositions
Townsquare Asset Exchange
On July 31, 2012, the Company completed its sale of 55 stations in eleven non-strategic markets to Townsquare (“Townsquare Asset Exchange”) in exchange for ten of Townsquare’s radio stations in Bloomington, IL and Peoria, IL, plus approximately $114.9 million in cash. The transaction was part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters. The stations sold by the Company operated in the following markets: Augusta, ME; Bangor, ME; Binghamton, NY; Bismarck, ND; Grand Junction, CO; Killeen-Temple, TX; New Bedford, MA; Odessa-Midland, TX; Presque Isle, ME; Sioux Falls, SD and Tuscaloosa, AL.
Revenues of $10.3 million and $4.7 million attributable to the acquired radio stations in Bloomington, IL and Peoria, IL were included in the Company’s consolidated statement of operations for the acquired years ended December 31, 2013 and 2012.

The table below summarizes the purchase price allocation in the Townsquare Asset Exchange (dollars in thousands):

Allocation	Amount
Current assets	$149
Property and equipment (see Note 5)	4,690
Broadcast licenses	11,900
Goodwill	3,014
Other intangibles	200
Current liabilities	(207)
Total purchase price	19,746
Less: Carrying value of stations transferred	(71,697)
Add: Cash received	114,918
Gain on asset exchange	$62,967
The material assumptions utilized in the valuation of intangible assets acquired and liabilities assumed included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets acquired and liabilities assumed. $1.1 million of the acquired goodwill balance is deductible for tax purposes.
The definite-lived intangible assets acquired in the Townsquare Asset Exchange are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Advertising relationships	6	$200
AR Broadcasting Asset Purchase
On September 25, 2012, the Company entered into an asset purchase agreement with AR Broadcasting, LLC, AR Licensing, LLC, CMP KC Corp. and CMP Houston-KC, LLC to acquire the KCHZ-FM and KMJK-FM radio stations operated in the Kansas City market for an aggregate purchase price of $16.8 million (the "AR Broadcasting Asset Purchase"). The transaction was part of the Company's ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters.
On December 6, 2012, the Company completed the acquisition of KCHZ-FM for a purchase price of $11.2 million. The Company paid $10.0 million in cash at closing with the remaining $1.2 million paid in January 2013 upon closing of the acquisition of KMJK-FM.
On January 28, 2013 the Company completed the AR Broadcasting Asset Purchase, acquiring KMJK-FM for a purchase price of $6.9 million.
Revenues attributable to the assets acquired in the AR Broadcasting Asset Purchase were not material to the Company's consolidated statement of operations for the year ended December 31, 2013.
The table below summarizes the purchase price allocation among the tangible and intangible assets acquired and liabilities assumed in the AR Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Current assets	$93
Property and equipment (see Note 5)	1,256
Other assets	23
Broadcast licenses	16,850
Current liabilities	(152)
Total purchase price	$18,070

Pro Forma Financial Information
The following pro forma financial information assumes the WestwoodOne Acquisition and the Townsquare Transaction occurred as of January 1, 2012 and the Townsquare Asset Exchange occurred as of January 1, 2011. This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had either the WestwoodOne Acquisition or the Townsquare Transaction actually occurred on January 1, 2012 or the Townsquare Asset Exchange actually occurred on January 1, 2011, or on any other historical date, nor is it reflective of the Company's expected actual financial position or results of operations for any future period (dollars in thousands):

	Unaudited Supplemental Pro Forma Data
	Year Ended December 31
Description	2013	2012	2011
Net revenues	$1,245,715	$1,263,188	$466,044
Net income (loss)	68,110	(164,781)	51,301
The pro forma financial information set forth above for the years ended December 31, 2013, and 2012 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the WestwoodOne Acquisition, the Townsquare Transaction and the Townsquare Asset Exchange; (ii) the elimination of interest expense and the loss on extinguishment of debt in connection with the WestwoodOne Acquisition, as all of WestwoodOne's outstanding indebtedness (including preferred stock) was repaid in connection therewith and (iii) certain other pro forma adjustments that would be required to be made to prepare pro forma financial information under ASC Topic 805, Business Combinations.
Pro forma financial information for the Green Bay Purchase, WFME Asset Exchange, AR Broadcasting Asset Purchase and the Pamal Broadcasting Asset Purchase is not required, as such information is not material to the Company's financial statements.

3. Discontinued Operations
On November 14, 2013 and July 31, 2012, the Company completed the Townsquare Transaction and the Townsquare Asset Exchange, respectively. The results of operations associated with the stations disposed of in those transactions have been separately reported within discontinued operations, net of the related tax impact, in the accompanying consolidated statements of operations for all periods presented.
Components of Results of Discontinued Operations
For the years ended December 31, 2013, 2012 and 2011, income from discontinued operations was as follows (dollars in thousands):

	2013	2012	2011
Discontinued operations:
Net revenues	$61,492	$98,165	$83,500
Operating income	24,314	36,095	32,198
Gain on asset exchange and other (expense)	108,156	62,963	(30)
Income from discontinued operations before taxes	132,470	99,058	32,168
Income tax (expense) benefit	—	(19,855)	50,035
Income from discontinued operations, net of taxes	$132,470	$79,203	$82,203

In conjunction with the Townsquare Transaction, the Company recorded a gain of $108.2 million, which is included within discontinued operations, net of taxes in the accompanying consolidated statements of operations for the year ended December 31, 2013. In conjunction with the Townsquare Asset Exchange, the Company recorded a gain of $63.2 million, which is included within discontinued operations, net of taxes in the accompanying consolidated statements of operations for the year ended December 31, 2012.
4. Restricted Cash
As of December 31, 2013 and 2012, the Company’s balance sheets included approximately $6.1 million and $5.9 million in restricted cash, respectively, of which $1.7 million and $1.3 million, respectively, relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company’s operating bank accounts and as dictated by the Company’s bank’s internal policies with respect to cash. At December 31, 2013, the Company held $4.4 million related to a cash reserve from the Company's previously completed acquisition of WestwoodOne. At December 31, 2012, the Company held $2.3 million related to a cash reserve from the Company's previously completed acquisition of Citadel Broadcasting Corporation and $2.3 million in escrow related to pending acquisitions.

5. Property and Equipment
Property and equipment consists of the following as of December 31, 2013 and 2012 (dollars in thousands):

	Estimated Useful Life	2013	2012
Land		$105,876	$96,071
Broadcasting and other equipment	3 to 7 years	219,346	227,578
Computer and capitalized software costs	1 to 3 years	22,750	20,457
Furniture and fixtures	5 years	12,401	13,709
Leasehold improvements	5 years	30,521	32,386
Buildings	9 to 20 years	49,804	50,296
Construction in progress		917	2,841
		441,615	443,338
Less: accumulated depreciation		(186,913)	(187,435)
		$254,702	$255,903
Depreciation expense for the years ended December 31, 2013, 2012 and 2011, was $29.0 million, $31.1 million and $14.1 million, respectively.
6. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, for the years ended December 31, 2013 and 2012 (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2012	$1,625,415	$390,509	$2,015,924
Purchase price allocation adjustments	—	(1,027)	(1,027)
Acquisitions	22,253	376	22,629
Impairment	(14,706)	(12,435)	(27,141)
Dispositions	(30,589)	(6,880)	(37,469)
Amortization	—	(112,240)	(112,240)
Balance as of December 31, 2012	$1,602,373	$258,303	$1,860,676
Balance as of January 1, 2013	$1,602,373	$258,303	$1,860,676
Acquisitions	61,730	152,522	214,252
Dispositions	(67,766)	(8,627)	(76,393)
Amortization	—	(86,708)	(86,708)
Balance as of December 31, 2013	$1,596,337	$315,490	$1,911,827

The following table presents the changes in goodwill and accumulated impairment losses for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Balance as of January 1:
Goodwill	$1,525,335	$1,564,253
Accumulated impairment losses	(329,741)	(229,741)
Subtotal	1,195,594	1,334,512
Acquisitions	130,057	3,018
Purchase price allocation adjustments	—	(10,308)
Finalization of purchase accounting for fourth quarter 2012 acquisition	(1,889)	—
Dispositions	(67,021)	(31,628)
Impairment losses	—	(100,000)
Balance as of December 31:
Goodwill	1,586,482	1,525,335
Accumulated impairment losses	(329,741)	(329,741)
Total	$1,256,741	$1,195,594
The Company has significant intangible assets recorded comprised primarily of broadcast licenses and goodwill acquired through the acquisition of radio stations and networks. The Company reviews the carrying value of its indefinite lived intangible assets and goodwill at least annually for impairment. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value of goodwill over its estimated fair value and charges the impairment to results of operations in the period in which the impairment occurred. The Company reviews the carrying value of its definite-lived intangible assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the year ended December 31, 2012, the Company recorded goodwill and broadcast license impairments of $98.9 million and $14.7 million, respectively, and an impairment of $12.4 million of definite-lived intangible asset related to the cancellation of an underlying contract. There were no similar asset impairment charges during the year ended December 31, 2013.

In connection with the WestwoodOne Acquisition and the Townsquare Transaction, the Company made certain allocations of the purchase price paid therein among each of the tangible and intangible assets acquired and any liabilities assumed, including goodwill. Such purchase price allocations are preliminary and subject to change during the respective measurement periods. Any such changes could be material and could result in significantly different allocations from those contained in the tables above.
Total amortization expense related to the Company’s intangible assets was $86.7 million, $112.2 million and $37.9 million for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013, estimated future amortization expense related to intangible assets subject to amortization was as follows (dollars in thousands):

2014	$79,519
2015	67,493
2016	54,692
2017	32,071
2018	17,280
Thereafter	64,435
Total other intangibles, net	$315,490
Goodwill
2013 Impairment Testing
The Company performs its annual impairment testing of goodwill during the fourth quarter and on an interim basis if events or circumstances indicate that goodwill may be impaired. The calculation of the fair value of each reporting unit is prepared using an income approach and discounted cash flow methodology.
Historically, the Company determined that it had one reportable and operating segment, consisting of the consolidated Company. The Company's markets were historically considered the Company’s reporting units for goodwill impairment purposes. Given the changes in the Company that have occurred since the Citadel Acquisition, the dispositions of multiple markets to Townsquare and in the fourth quarter of 2013 acquisition of WestwoodOne, the Company has realigned its operational structure into three distinct verticals to more effectively manage the operations of the business. As a result, management determined it was appropriate to reassess the Company’s segments and its reporting units. Based thereon, the Company determined that there was no change to its reportable segment but that there are now three reporting units for goodwill impairment purposes. The Company's top 50 Nielsen Audio rated markets comprise one reporting unit, the second reporting unit consists of all of the Company's other radio markets while the third reporting unit, in which there is no goodwill, consists of all non-radio lines of business
During the fourth quarter of 2013, the Company performed its annual impairment test. The assumptions used in estimating the fair values of reporting units are based on currently available data at the time the test is conducted and management’s best estimates and accordingly, a change in market conditions or other factors could have a material effect on the estimated values.
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
The Company performed the Step 1 test and compared the fair value of each reporting unit to the carrying value of its net assets as of December 31, 2013. This test was used to determine if any of the Company’s reporting units had an indicator of impairment (i.e. the market net asset carrying value was greater than the calculated fair value of the reporting unit).
The discount rate employed in the fair value calculations in the Step 1 test in the Company’s markets was 10.0%. The Company believes this discount rate was appropriate and reasonable for estimating the fair value of the reporting units.
For periods after 2013, the Company projected annual revenue growth based on industry data and historical and expected performance. The Company projected expense growth based primarily on the stations’ historical financial performance and expected growth. The Company’s projections were based on then-current market and economic conditions and the Company’s historical knowledge of the reporting units.
To validate the Company’s conclusions and determine the reasonableness of the Company’s assumptions, the Company conducted an overall check of the Company’s fair value calculations by comparing the implied fair value of the Company’s reporting units, in the aggregate, to the Company’s market capitalization as of December 31, 2013. As compared with the market capitalization value of $4.5 billion as of December 31, 2013, the aggregate fair value of all reporting units of approximately $4.2 billion was approximately $294.8 million, or 7.0%, lower than the market capitalization.
Key data points included in the market capitalization calculation were as follows:

•	shares outstanding, including certain warrants, of 234.5 million as of December 31, 2013;

•	closing price of the Company’s Class A common stock on December 31, 2013, of $7.73 per share; and

•	total debt of $2.6 billion on December 31, 2013.
Step 2 Goodwill Test
The Company’s analysis determined that, based on its Step 1 goodwill test, the fair value of its reporting units containing goodwill balances exceeded their carrying value at December 31, 2013. As a result, the Company was not required to perform a Step 2 test.
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
For the annual impairment test of the Company’s FCC licenses, including both AM and FM licenses, the Company utilized the income approach, specifically the Greenfield Method. This approach values the license by calculating the value of a hypothetical start-up company that goes into business with no assets except the asset to be valued (the license). The value of the asset under consideration can be considered as equal to the value of this hypothetical start-up company. In completing the appraisals, the Company conducted a thorough review of all aspects of the assets being valued.
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
In order to estimate what listening audience share would be expected for each station by market, the Company analyzed the average local commercial share garnered by similar AM and FM stations competing in those radio markets. The Company made any appropriate adjustments to the listening share and revenue share based on the stations’ signal coverage within the market and the surrounding area population as compared to the other stations in the market. Based on the Company’s knowledge of the industry and familiarity with similar markets, the Company determined that approximately three years would be required for the stations to reach maturity. The Company also incorporated the following additional assumptions into the discounted cash flow valuation model:

•	the projected operating revenues and expenses through 2018;

•	the estimation of initial and on-going capital expenditures (based on market size);

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

As a result of the annual impairment test conducted in the fourth quarter of 2013, the Company determined that no impairment existed for the FCC licenses.

7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Accrued network revenue sharing	$58,441	$37,380
Accrued employee costs	20,374	15,698
Accrued other	19,178	12,515
Accounts payable	12,686	3,664
Accrued interest	10,092	8,213
Accrued professional fees	6,229	3,979
Accrued income taxes	4,749	952
Accrued licensing and broadcast fees	4,653	4,901
Accrued retention and severance costs	3,021	—
Accrued real estate taxes	2,636	3,408
Non-cash contract termination liability	2,266	3,801
Accrued sponsor fees	2,212	2,000
Accrued transaction costs	—	1,167
Accrued dividends	—	2,652
Accrued claims reserve	—	2,256
Total accounts payable and accrued expenses	$146,537	$102,586

8. Derivative Financial Instruments
The Company’s derivative financial instruments consist of the following:
Interest Rate Cap
On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), to limit the Company’s exposure to interest rate risk on its variable rate debt. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The consolidated balance sheets as of December 31, 2013 and 2012 include long-term assets of less than $0.1 million and attributable to the fair value of the interest rate cap. The Company reported interest expense of less than $0.1 million, $0.3 million and $0.1 million during the years ended December 31, 2013, 2012 and 2011, respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.
The Company does not utilize financial instruments for trading or other speculative purposes.
Green Bay Option
On April 10, 2009, Clear Channel and the Company entered into an LMA pursuant to which the Company has been responsible for operating (i.e., programming, advertising, etc.) five radio stations in Green Bay, Wisconsin, for a monthly fee payable to Clear Channel of approximately $0.2 million, in exchange for the Company retaining the operating profits for managing the radio stations. On July 19, 2013, the Company received notice from Clear Channel that it was exercising the put option contained in this LMA, which requires the Company to purchase the five Green Bay radio stations to the LMA for $17.6 million (the fair value of those radio stations at the time of execution of the LMA) ("the Green Bay Option"). On December 31, 2013, the Company completed the purchase from Clear Channel (See Note 2 "Acquisitions and Dispositions")
The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option was recorded as a liability with subsequent changes in the fair value recorded through earnings. The fair value of the Green Bay Option was determined using inputs that are supported by little or no market activity (a “Level 3” measurement). The fair value represented an estimate of the amount that the Company would have been required to pay if the option were transferred to another party as of the date of the valuation.

The location and fair value amounts of derivatives in the consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instrument	Balance Sheet Location	December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate cap	Other assets	$22	$44
Green Bay Option - exercised in 2013	Other liabilities	—	(11,386)
	Total	$22	$(11,342)
The location and effect of derivatives in the consolidated statements of operations are shown in the following table (dollars in thousands):

		Amount of Expense (Income) Recognized on Derivatives For the Year Ended
Derivative Instrument	Statement of Operations Location	December 31, 2013	December 31, 2012
Interest rate cap	Interest expense	$23	$332
Green Bay Option	Realized gains on derivative instrument	(1,852)	(12)
	Total	$(1,829)	$320
9. Long-Term Debt
The Company’s long-term debt consists of the following at December 31, 2013 and 2012 (dollars in thousands):

	December 31, 2013	December 31, 2012
Term loans and securitization facility:
First lien term loan	$2,025,000	$1,321,687
Second lien term loan	—	790,000
Securitization facility	25,000	—
Less: Term loan discount	(33,107)	(20,620)
Total term loans and securitization facility	2,016,893	2,091,067
7.75% Senior Notes	610,000	610,000
Less: Current portion of long-term debt	(5,937)	(76,468)
Long-term debt, net	$2,620,956	$2,624,599

A summary of the future maturities of long-term debt follows, exclusive of the discount of debt (dollars in thousands):

2014	$5,937
2015	—
2016	—
2017	—
2018	—
Thereafter	2,654,063
$2,660,000

Amended and Restated Credit Agreement
On December 23, 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), dated as of December 23, 2013, among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company (“Cumulus Holdings”), as borrower, and certain lenders and agents. The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the “Revolving Credit Facility”) maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit. Upon entry into the Credit Agreement, the Company used Term Loan borrowings of $2.025 billion to repay in full all amounts outstanding under the first lien term loan and second lien term loan under its pre-existing credit agreements (the “Prior Credit Agreements”).
Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate Floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 30 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, commencing March 31, 2014, with the balance payable on the maturity date.
At December 31, 2013, the Term Loan bore interest at 4.25% per annum.
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use one or more of, any material FCC licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party.
As of the last day of any fiscal quarter beginning with the quarter ended December 31, 2013, in the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant. The required ratio at December 31, 2013 and 2014 is 5.75 to 1. The ratio periodically decreases until it reaches to 4.00 to 1 on March 31, 2018. As of December 31, 2013, the Company was in compliance with all of its covenants under the Credit Agreement.
Certain mandatory prepayments on the Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic wholly-owned subsidiaries and 66% of the capital stock of any future first-tier foreign subsidiaries. In addition, Cumulus Holdings’ obligations under the Credit Agreement are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings.
At December 31, 2013, the Company had $2.025 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
During the year ended December 31, 2013 and prior to the repayment of all amounts outstanding under the Prior Credit Agreements, the Company entered into certain amendments to the Prior Credit Agreements that constituted the extinguishment of debt for accounting purposes. As a result, the Company expensed $30.4 million in deferred financing costs, related thereto, which has been included in “Loss on early extinguishment of debt” in the consolidated statement of operations for the year ended December 31, 2013.

7.75% Senior Notes
On May 13, 2011, the Company issued $610.0 million aggregate principal amount of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”). Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the Terminated Credit Agreement.
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
For the years ended December 31, 2013 and 2012, the Company recorded an aggregate of $9.9 million and $10.1 million, respectively, of amortization of debt discount and debt issuance costs related to its First Lien and Second Lien Credit Facilities and 7.75% Senior Notes.
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million revolving accounts receivable securitization facility (the “Securitization Facility”) with General Electric Capital Corporation, as a lender, as swingline lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).
In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) sell and/or contribute their existing and future accounts receivable and related assets to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings will be secured by those receivables and related assets, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”). Cumulus Media Holdings Inc., a wholly owned subsidiary of the Company, services the accounts receivable on behalf of the SPV.
Advances available under the Funding Agreement at any time are subject to a borrowing base determined based on advance rates relating to the value of the eligible receivables held by the SPV at that time. The Securitization Facility matures on December 6, 2018, subject to earlier termination at the election of the SPV. Advances bear interest based on either the London Interbank Offered Rate plus 2.50% or the Index Rate (as defined in the Funding Agreement) plus 1.00%. The SPV is also required to pay a monthly fee based on any unused portion of the Securitization Facility. The Securitization Facility

contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type.
The Company capitalized $0.9 million of deferred financing costs related to the Securitization Facility. At December 31, 2013, the Company had $25.0 million outstanding under the Securitization Facility.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of December 31, 2013 were as follows (dollars in thousands):

	Fair Value Measurements at December 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial asset:
Interest Rate Cap (1)	$22	$—	$22	$—
Total assets	$22	$—	$22	$—
Financial liabilities:
Other current liabilities
Contingent consideration (5)	$(31)	$—	$—	$(31)
Total liabilities	$(31)	$—	$—	$(31)

	Fair Value Measurements at December 31, 2012 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest rate cap (1)	$44	$—	$44	$—
Non-financial assets:
Goodwill (2)	131,997	—	—	131,997
Broadcast licenses (3)	384,350	—	—	384,350
Total assets	$516,391	$—	$44	$516,347
Financial liabilities:
Other current liabilities
Green Bay Option (4)	$(11,386)	$—	$—	$(11,386)
Total liabilities	$(11,386)	$—	$—	$(11,386)

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

(2)
As disclosed in Note 6, in accordance with the provisions of ASC 350, goodwill with a carrying amount of $232.0 million was written down to its implied fair value of $132.0 million, resulting in an impairment charge of $98.9 million, which was included in earnings for the period.

(3)
As disclosed in Note 6, in accordance with the provisions of ASC 350, FCC licenses with a carrying amount of $399.1 million were written down to their fair value of $384.4 million, resulting in an impairment charge of $14.7 million, which has been included in earnings for the period.

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
The reconciliation below contains the components of the change in fair value associated with the Green Bay Option for the year ended December 31, 2013 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2013	$(11,386)
Add: Mark to market fair value adjustment	1,852
Add: Option exercise	9,534
Fair value balance at December 31, 2013	$—
The reconciliation below contains the components of the change in fair value associated with the contingent consideration for the year ended December 31, 2012 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2013	$—
Add: Acquisition of WFME	(31)
Fair value balance at December 31, 2013	$(31)
Quantitative information regarding the significant unobservable inputs related to the contingent consideration as of December 31, 2013 was as follows (dollars in thousands):
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
The reconciliation below contains the components of the change in fair value associated with the Green Bay Option for the years ended December 31, 2012 (dollars in thousands):

Description	Green Bay Option
Fair value balance at January 1, 2012	$(11,398)
Add: Mark to market fair value adjustment	12
Fair value balance at December 31, 2012	$(11,386)

The following table shows the gross amount and fair value of the Company’s term loans, Securitization Facility and 7.75% Senior Notes (dollars in thousands):

	December 31, 2013	December 31, 2012
First Lien Term Loan:
Carrying value	$2,025,000	$1,321,687
Fair value — Level 2	2,025,000	1,331,600
Second Lien Term Loan:
Carrying value	$—	$790,000
Fair value — Level 2	—	811,725
Secured Loan:
Carrying value	$25,000	$—
Fair value — Level 2	25,000	—
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value — Level 2	641,598	599,325
As of December 31, 2013, the Company used the trading prices of 100.0% to calculate the fair value of the First Lien Term Loan and the Securitization Facility, and 105.18% to calculate the fair value of the 7.75% Senior Notes.
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

On October 16, 2013, the Company issued and sold 18,860,000 shares of its Class A common stock in an underwritten public offering, which included the full exercise of the underwriter’s over allotment option to purchase 2,460,000 shares, at a price of $5.00 per share. The Company received net proceeds after underwriting discounts and commissions and estimated offering expenses of $89.8 million and used approximately $78.0 million of the net proceeds from the offering to redeem all then-outstanding shares of the Company’s Series B preferred stock, including accrued and unpaid dividends. The remaining net proceeds from the offering were placed in the Company’s corporate treasury for general corporate purposes, and may be used from time to time for, among other things, repayment of debt, capital expenditures, the financing of possible business expansions and acquisitions, increasing the Company’s working capital and the financing of ongoing operating expenses and overhead.
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
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement (the "Terminated Credit Agreement"), the Company issued warrants to the lenders under the Terminated Credit Agreement that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At December 31, 2013, 0.6 million of these 2009 Warrants remained outstanding.
CMP Restated Warrants
In connection with the completion of our acquisition of Cumulus Media Partners, LLC ("CMP") in 2011, a subsidiary of CMP entered into an amended and restated warrant agreement, dated as of August 1, 2011 (the “Restated Warrant Agreement”). Pursuant to the Restated Warrant Agreement, and subject to the terms and conditions thereof, the previously outstanding 3.7 million warrants to acquire shares of this subsidiary were amended and restated to no longer be exercisable for shares of common stock of this subsidiary but instead be exercisable for an aggregate of approximately 8.3 million shares of Class B common stock (the “CMP Restated Warrants”). The CMP Restated Warrants expired by their terms on July 31, 2012. Prior to the expiration thereof, approximately 3.7 million CMP Restated Warrants were converted into approximately 8.2 million shares of Class B common stock.
Equity Held in Reserve
Pursuant to the Citadel Merger in 2011, warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. If excess shares remain in reserve after resolution of all remaining claims, such shares will be distributed to the claimants with allowed claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid-in-capital on the consolidated balance sheets at December 31, 2013 and December 31, 2012.
Company Warrants
As a component of the Citadel Merger and the related financing transactions, the Company issued warrants to purchase an aggregate of 71.7 million shares of Class A common stock (the "Company Warrants") under a warrant agreement dated September 16, 2011 (the "Warrant Agreement"). The Company Warrants are exercisable at any time prior to June 3, 2030, at an exercise price of $0.01 per share. The exercise price of the Company Warrants is not subject to any anti-dilution protection, other than standard adjustments in the case of stock splits, dividends and the like. Pursuant to the terms and conditions of the Warrant Agreement, upon the request of a holder, the Company has the discretion to issue, upon exercise of the Company Warrants, shares of Class B common stock in lieu of an equal number of shares of Class A common stock and, upon request of a holder and at the Company’s discretion, the Company has the right to exchange such warrants to purchase an equivalent number of shares of Class B common stock for outstanding warrants to purchase shares of Class A common stock.
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
During the year ended December 31, 2013, approximately 20.2 million Company Warrants were converted into shares of Class A common stock. As of December 31, 2013, 17.2 million Company Warrants remained outstanding.

Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the case of stock splits, dividends and the like. As of December 31, 2013, all 7.8 million Crestview Warrants remained outstanding at an exercise price of $4.32 per share.

12. Redeemable Preferred Stock
The Company has designated 2,000,000 shares of its authorized preferred stock as Series A, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”) and 150,000 shares of its authorized preferred stock as Series B, par value $0.01 per share, with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”).

Series A    Preferred Stock

On August 20, 2013, the Company used proceeds of $77.2 million from the issuance of 77,241 shares of Series B Preferred Stock to redeem all of the then-outstanding shares of Series A Preferred Stock, including accrued and unpaid dividends thereon. No shares of Series A Preferred Stock are issuable in the future. During the year ended December 31, 2013, the Company paid $6.8 million in Series A Preferred Stock dividends.

During the year ended December 31, 2012, the Company redeemed 49,233 shares of its Series A Preferred Stock for $49.2 million and $0.8 million of unpaid dividends accrued through the redemption date. Total dividends accrued and paid on the Series A Preferred Stock during the year ended December 31, 2012 were $11.1 million.

The accretion of Series A Preferred Stock resulted in an equivalent reduction in additional paid-in capital on the accompanying consolidated balance sheets at December 31, 2013 and December 31, 2012.

Series B Preferred Stock

On August 20, 2013, the Company issued 77,241 shares of its Series B Preferred Stock for gross proceeds of approximately $77.2 million. Proceeds from the issuance of the Series B Preferred Stock were used to redeem all then-outstanding shares of Series A Preferred Stock, plus accrued and unpaid dividends thereon. In October 2013, the Company used a portion of the net proceeds from its underwritten public offering of Class A common stock to redeem all then-outstanding shares of Series B Preferred Stock, including accrued and unpaid dividends thereon. No shares of Series B Preferred Stock are issuable in the future.

13. Stock-Based Compensation Expense

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options issued. The determination of the fair value of stock options on the date of grant is affected by the Company’s stock price, historical stock price volatility over the expected term of the awards, risk-free interest rates and expected dividends. With respect to restricted stock awards, the Company recognizes compensation expense over the vesting period equal to the grant date fair value of the shares awarded. To the extent non-vested restricted stock awards include performance or market conditions management examines the requisite service period to recognize the cost associated with the award on a case-by-case basis.

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

In February 2011, the Company issued 160,000 shares of performance-vesting restricted Class A common stock and 330,000 shares of time-vesting restricted Class A common stock to certain officers of the Company. These awards had an aggregate grant date fair value of $2.4 million, or $4.87 per share. Consistent with the terms of the awards, one-half of the shares granted with time-vesting conditions vested after two years of continuous employment and one-fourth of the restricted shares vest on each of the third and fourth anniversaries of the date of grant.

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

On February 16, 2012, the Company granted 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year. In addition, on February 16, 2012, the Company granted time-vesting stock options to purchase 1.4 million shares of Class A common stock to certain Company employees, with an aggregate grant date fair value of $3.3 million. The options have an exercise price of $4.34 per share, with 30% of the awards having vested on each of September 16, 2012 and February 16, 2013, and with 20% vesting on each of February 16, 2014 and 2015.

On February 16, 2012, the Compensation Committee reviewed certain previously established performance criteria related to 800,000 outstanding shares of performance-vesting restricted stock and determined that, in light of, among other things, the significant transactions undertaken and successfully completed by the Company in 2011, including, but not limited to, the Citadel Merger and, CMP Acquisition and the related refinancing, such previously established performance criteria were no longer applicable, and that it was appropriate to waive the remaining performance targets related to these awards, and such awards immediately vested. Approximately $1.1 million of stock-based compensation expense related to the 800,000 shares of performance-vesting restricted stock was recognized during 2011.

On December 27, 2012, the Company issued 0.7 million stock options under the 2011 Equity Incentive Plan to one officer for 0.8 million shares of Class A common stock with an aggregate grant date fair value of $1.1 million. The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30.0% of the award vesting on each of the first two anniversaries thereof, and 20.0% of the award vesting on each of the next two anniversaries thereof.

On May 9, 2013, the Company granted 168,540 shares of time-vesting restricted Class A common stock, with an aggregate grant fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.

During 2013, the Company granted time-vesting stock options to purchase 8.3 million shares of Class A common stock to certain Company directors and employees, with an aggregate grant date fair value of $32.4 million. The options have exercise prices ranging from $4.34 to $5.92 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30.0% of each award vesting on each of the first two anniversaries thereof, and 20.0% of each award vesting on each of the next two anniversaries thereof.

Stock-based compensation expense for these awards is recognized on a straight-line basis over each award’s vesting period.

The total fair value of restricted stock awards that vested during the year ended December 31, 2013 was $1.6 million. The total fair value of restricted stock awards that vested during the year ended December 31, 2012 was $19.3 million, of which $13.2 million related to the 2011 Liability Award and was paid in cash.

For the years ended December 31, 2013, 2012 and 2011, the Company recognized approximately $10.8 million, $11.9 million and $5.8 million in non-cash stock-based compensation expense, respectively, relating to grants of stock options and restricted shares, of which $0.0 million, $0.0 million and $1.6 million, respectively, related to performance-vesting restricted shares. The associated tax benefits related to these non-cash stock-based compensation awards for the years ended December 31, 2013, 2012 and 2011 were $4.1 million, $0.0 million and $0.0 million, respectively.

As of December 31, 2013, there was unrecognized compensation expense of approximately $40.7 million related to grants of restricted stock and stock options that is expected to be recognized over a weighted average remaining life of 3.40 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. For the year ended December 31, 2012, the Company recognized and paid approximately $6.9 million in compensation expense related to the 2011 Liability Award, with an associated tax benefit of $2.7 million.

As of December 31, 2013, the total number of shares of common stock that remain authorized, reserved and available for issuance under any of the Company’s equity incentive plans was approximately 5.6 million, not including shares underlying outstanding grants. The Company is only authorized to make additional award grants under the 2011 Equity Incentive Plan.

The following tables summarize the Company’s equity award activity for the year ended December 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options to Purchase Common Stock
Outstanding at January 1, 2013	20,594,326	$4.32
Granted	8,299,200	5.88
Exercised	(194,091)	4.15
Forfeited	(119,000)	4.34
Canceled	(30,250)	9.61
Outstanding at December 31, 2013	28,550,185	$4.76	8.3	$13,049
Vested or expected to vest at December 31, 2013	28,550,185	$4.76	8.3	$12,941
Exercisable at December 31, 2013	12,188,785	$4.28	7.6	$6,177

	Number of Restricted Share Awards	Weighted- Average Grant Date Fair Value
Restricted Common Stock Awards
Outstanding at January 1, 2013	739,224	$4.09
Granted	168,540	3.56
Vested	(492,724)	3.95
Forfeited	—	—
Outstanding awards at December 31, 2013	415,040	$4.04
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
The 2011 Equity Incentive Plan provides that only shares with respect to awards that expire or are forfeited or canceled, or shares that were covered by an award the benefit of which is paid in cash instead of shares, will again be available for issuance under the 2011 Equity Incentive Plan. The following shares are not added back to the Authorized Plan Aggregate: (i) shares tendered in payment of a stock option exercise price; (ii) shares withheld by the Company to satisfy tax withholding obligations; and (iii) shares repurchased by the Company with stock option proceeds. Further, all shares covered by a SAR that is exercised and settled in shares, and whether or not all shares are actually issued to the participant upon exercise of the right, will be considered issued or transferred pursuant to the 2011 Equity Incentive Plan.
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
As of December 31, 2013, there were outstanding options to purchase a total of 27,857,700 shares of Class A common stock at exercise prices ranging from $4.34 to $5.92 per share under the 2011 Equity Incentive Plan, of which 16,361,400 shares are unvested and 11,496,300 shares are vested.

2008 Equity Incentive Plan
As of December 31, 2013, there were outstanding options to purchase a total of 661,185 shares of Class A common stock at exercise prices ranging from $2.54 to $3.30 per share under the 2008 Equity Incentive Plan. As of December 31, 2013 all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.

2004 Equity Incentive Plan

As of December 31, 2013, there were outstanding options to purchase a total of 31,300 shares of Class A common stock at exercise prices ranging from $9.40 to $14.04 per share under the 2004 Equity Incentive Plan. As of December 31, 2013 all of such outstanding options had vested. The Company is not authorized to issue additional grants under this plan.

14. Income Taxes
Income tax expense (benefit) from continuing operations for the years ended December 31, 2013, 2012, and 2011 consisted of the following (dollars in thousands):

	2013	2012	2011
Current income tax (benefit) expense
Federal	$—	$(411)	$(901)
State and local	2,987	3,076	1,100
Total current income tax expense	$2,987	$2,665	$199

Deferred tax benefit
Federal	$(65,330)	$(22,487)	$(8,651)
State and local	(6,121)	(14,848)	(2,807)
Total deferred tax benefit	(71,451)	(37,335)	(11,458)
Total income tax benefit	$(68,464)	$(34,670)	$(11,259)
Total income tax expense (benefit) from continuing operations differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2013, 2012 and 2011 due to the following (dollars in thousands)

	2013	2012	2011
Pretax loss at federal statutory rate	$(8,698)	$(51,311)	$(10,361)
State income tax (benefit) expense, net federal (benefit) expense	(209)	4,347	(2,383)
Acquisition costs	399	—	1,510
Change in state tax rates	296	(10,985)	(1,523)
Section 162 disallowance	140	1,438	335
Book gain on equity investment	—	—	(4,073)
Impairment charges on goodwill with no tax basis	—	35,000	—
(Decrease) increase in valuation allowance	(61,512)	(12,812)	4,996
Other	1,120	(347)	240
Net Income tax benefit	$(68,464)	$(34,670)	$(11,259)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012 are presented below (dollars in thousands):

	2013	2012
Current deferred tax assets:
Accounts receivable	$1,501	$1,613
Accrued expenses and other current liabilities	3,690	1,896
Net operating loss	41,469	45,564
Current deferred tax assets	46,660	49,073
Less: valuation allowance	(3,562)	(23,928)
Net current deferred tax assets	43,098	25,145
Noncurrent deferred tax assets:
Intangible and other assets	—	43,185
Property and equipment	—	6,207
Advertising relationships	7,037	10,689
Other liabilities	16,281	12,216
AMT tax credit	5,037	—
Net operating loss	145,056	238,176
Noncurrent deferred tax assets	173,411	310,473
Less: valuation allowance	(13,240)	(147,125)
Net noncurrent deferred tax assets	160,171	163,348
Noncurrent deferred tax liabilities:
Intangible assets	536,351	570,856
Property and equipment	47,083	54,465
Cancellation of debt income	74,396	94,257
Other	2,847	3,688
Noncurrent deferred tax liabilities	660,677	723,266
Net noncurrent deferred tax liabilities	500,506	559,918
Net deferred tax liabilities	$457,408	$534,773
Deferred tax assets and liabilities are computed by applying the federal and state income tax rates in effect to the gross amounts of temporary differences and other tax attributes, such as net operating loss carry-forwards. In assessing if the deferred tax assets will be realized, the Company considers whether it is more likely than not that some or all of these deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these deductible temporary differences reverse.
As of December 31, 2013, the Company believes that it is more likely than not that all but $16.8 million of its deferred tax assets relating to state net operating loss carryforwards will be realized. As such, the Company recorded a deferred tax benefit related to the release of its valuation allowance of $135.0 million for the year ended December 31, 2013. $69.5 million of the total deferred tax benefit relates to the change in judgment about the future realization of deferred tax assets available at the beginning of the year and $65.5 million is the result of the consumption of federal and state net operating losses during the year; primarily the result of taxable income related to the sale of assets to Townsquare Media. In accordance with the intraperiod tax allocation rules, $61.5 million of the tax deferred tax benefit has been allocated to continuing operations with the remainder being allocated to discontinued operations.
At December 31, 2013, the Company has federal net operating loss carry forwards available to offset future income of approximately $464.0 million which will expire in the years 2030 through 2032. At December 31, 2013, the Company has state net operating loss carry forwards available to offset future income of approximately $2.0 billion which will expire in the years 2015 through 2032. In addition to the federal and state net operating loss carry forwards noted above, approximately $1.1 million of net operating loss carry forwards relate to windfall tax benefits associated with the Company's equity based compensation plan that will benefit additional paid in capital when realized. The Company's policy is to treat these equity based net operating loss carry forwards as the last net operating loss carry forwards to be consumed.
The Company records interest and penalties related to unrecognized tax benefits in current income tax expense. Of this amount $0.2 million was recorded to expense in 2013. The total interest and penalties accrued at December 31, 2013 was $4.1 million. The total unrecognized tax benefits and accrued interest and penalties at December 31, 2013 was $19.0 million. Of this total, $19.0 million represents the unrecognized tax benefits and accrued interest and penalties that, if recognized, would favorably affect the effective income tax rate in future periods. Approximately $19.0 million relates to items which are not expected to change significantly within the next 12 months. Substantially all federal, state, local and foreign income tax returns have been closed for the tax years through 2009; however, the various tax jurisdictions may adjust the Company’s net operating loss carry forwards. The following table reconciles unrecognized tax benefits during the relevant years:

Balance at January 1, 2011	$12,454
Decreases due to tax positions taken during 2012	(169)
Balance at December 31, 2012	$12,285
Increases for tax positions related to the WestwoodOne acquisition	2,603
Balance at December 31, 2013	$14,888

15. Earnings Per Share (“EPS”)
For all periods presented, the Company has disclosed basic and diluted earnings per common share for continuing operations and discontinued operations utilizing the two-class method. Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net income (loss) from continuing operations after any allocations for preferred stock dividends between each class of common stock on an equal basis.
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
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share data):

	2013	2012	2011
Basic Earnings Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$43,613	$(111,932)	$(18,343)
Less:
Dividends declared on redeemable preferred stock	9,395	13,778	3,646
Accretion of redeemable preferred stock	2,474	7,117	3,315
Participation rights of the Company Warrants in undistributed earnings	4,712	—	—
Participation rights of unvested restricted stock in undistributed earnings	63	—	—
Basic undistributed net income (loss) from continuing operations — attributable to common shares	$26,969	$(132,827)	$(25,304)
Denominator:
Basic weighted average common shares outstanding	183,643	162,604	70,890
Basic income (loss) from continuing operations per share — attributable to common shares	$0.15	$(0.82)	$(0.36)
Diluted Earnings Per Share
Numerator:
Undistributed net income (loss) from continuing operations	$43,613	$(111,932)	$(18,343)
Less:
Dividends declared on redeemable preferred stock	9,395	13,778	3,646
Accretion of redeemable preferred stock	2,474	7,117	3,315
Participation rights of the Company Warrants in undistributed net income	4,584	—	—
Participation rights of unvested restricted stock in undistributed earnings	63	—	—
Basic undistributed net income (loss) from continuing operations — attributable to common shares	$27,097	$(132,827)	$(25,304)
Denominator:
Basic weighted average shares outstanding	183,643	162,604	70,890
Effect of dilutive options and warrants	3,202	—	—
Diluted weighted average shares outstanding	186,845	162,604	70,890
Diluted income (loss) from continuing operations per share — attributable to common shares	$0.15	$(0.82)	$(0.36)

16. Leases
The Company has non-cancelable operating leases, primarily for land, tower space, office-space, certain office equipment and vehicles. The operating leases generally contain renewal options for periods ranging from one to ten years and require the Company to pay all executory costs such as maintenance and insurance. Rental expense for operating leases was approximately $22.6 million, $25.9 million, and $27.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), future minimum sublease income to be received and a lease commitment under a sales leaseback agreement as of December 31, 2013 are as follows (in thousands):

Year Ending December 31:	Future Minimum Rent Under Operating Leases	Future Minimum Sublease Income	Future Minimum Commitments Under Sales Leaseback Agreement	Net Commitments
2014	$26,158	$(1,962)	$1,040	$25,236
2015	21,424	(1,710)	1,040	20,754
2016	18,521	(269)	1,076	19,328
2017	15,402	—	1,114	16,516
2018	10,720	—	1,153	11,873
Thereafter	32,198	—	1,193	33,391
	$124,423	$(3,941)	$6,616	$127,098

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
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $159.8 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
On September 13, 2013, the Company and Pulser Media, (the parent company of Rdio (“Pulser”), entered into a five year strategic promotional partnership and sales arrangement (the “Rdio Agreement”). The Rdio Agreement provides that Cumulus will act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75 million of promotional commitments over five years, Cumulus will receive 15% of the current fully-diluted equity of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement. There was no material activity to report in any period.
The Company is committed under various contractual agreements to pay for broadcast rights that include news services and to pay for executives, talent, research, weather and other services.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of December 31, 2013, the Company believes that it will meet such minimum obligations.

As described in Note 2, “Acquisitions and Dispositions,” the Company may be required to pay additional cash consideration for the acquisition of WFME in New York.
Legal Proceedings
On February 28, 2014, the Company entered into a settlement agreement that provided for the mutual release and settlement of a number of lawsuits related to WestwoodOne that originated prior to our acquisition of WestwoodOne. The liability will be paid out over an 18 month period.
18. Quarterly Results (Unaudited)
The following table presents the Company’s selected unaudited quarterly results for the eight quarters ended December 31, 2013 and 2012, including discontinued operations (see Note 3 “Discontinued Operations”) (dollars in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FOR THE YEAR ENDED DECEMBER 31, 2013
Net revenues	$217,839	$270,306	$262,535	$275,458
Operating income	19,277	73,952	62,820	31,317
(Loss) income from continuing operations before income taxes	(24,688)	25,187	17,487	(42,837)
Income (loss) from discontinued operations, net of taxes	17,675	11,987	(3,455)	106,263
Net (loss) income	(8,988)	27,101	7,037	150,933
Basic:
(Loss) income from continuing operations per share	$(0.17)	$0.05	$0.03	$0.20
Income (loss) from discontinued operations per share	$0.10	$0.06	$(0.02)	$0.46
(Loss) income per share	$(0.07)	$0.11	$0.01	$0.66
Diluted:
(Loss) income from continuing operations per share	$(0.17)	$0.05	$0.03	$0.19
Income (loss) from discontinued operations per share	$0.10	$0.06	$(0.02)	$0.45
(Loss) income per share	$(0.07)	$0.11	$0.01	$0.64
FOR THE YEAR ENDED DECEMBER 31, 2012
Net revenues	$220,432	$261,861	$256,371	$263,608
Operating income (loss)	25,927	37,716	56,600	(63,306)
(Loss) income from continuing operations before income taxes	(24,624)	(11,977)	6,624	(116,625)
Income from discontinued operations, net of taxes	9,886	15,403	52,076	1,838
Net (loss) income	(12,130)	8,143	56,049	(84,791)
Basic:
Loss from continuing operations per share	$(0.19)	$(0.09)	$(0.01)	$(0.52)
Income from discontinued operations per share	$0.06	$0.10	$0.31	$0.01
(Loss) income per share	$(0.13)	$0.01	$0.30	$(0.51)
Diluted:
Loss from continuing operations per share	$(0.19)	$(0.09)	$(0.01)	$(0.52)
Income from discontinued operations per share	$0.06	$0.10	$0.31	$0.01
(Loss) income per share	$(0.13)	$0.01	$0.30	$(0.51)

19. Supplemental Condensed Consolidating Financial Information
At December 31, 2013, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) condensed consolidating statements of operations for the years ended December 31, 2013, 2012 and 2011, (ii) condensed consolidating balance sheets as of December 31, 2013 and 2012, and (iii) condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012, and 2011 of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors. These results have been adjusted for discontinued operations (see Note 3 "Discontinued Operations").
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
Effective January 1, 2013, the Company completed an internal restructuring where all of the operations, with the exception of any equity-related transactions, of the Parent Guarantor were legally transferred to the Subsidiary Issuer. These changes have been reflected in the condensed consolidating statements as of December 31, 2013, and for the year ended December 31, 2013.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2013
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$1,025,075	$—	$—	$1,025,075
Management fees	—	1,063	—	—	—	1,063
Net revenues	—	1,063	1,025,075	—	—	1,026,138
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	665,993	2,259	—	668,252
Depreciation and amortization	—	1,913	110,598	—	—	112,511
LMA fees	—	—	3,716	—	—	3,716
Corporate general and administrative expenses (including stock-based compensation expense of $10,804)	—	59,830	—	—	—	59,830
Realized gain on derivative instrument	—	—	(3,685)	—	—	(3,685)
Gain on derivative instrument	—	—	(1,852)	—	—	(1,852)
Total operating expenses	—	61,743	774,770	2,259	—	838,772
Operating (loss) income	—	(60,680)	250,305	(2,259)	—	187,366
Non-operating (expense) income:
Interest (expense) income, net	(11,765)	(165,156)	4	(64)	—	(176,981)
Loss on early extinguishment of debt	—	(34,934)	—	—	—	(34,934)
Other expense, net	—	—	(302)	—	—	(302)
Total non-operating (expense) income, net	(11,765)	(200,090)	(298)	(64)	—	(212,217)
(Loss) income from continuing operations before income taxes	(11,765)	(260,770)	250,007	(2,323)	—	(24,851)
Income tax benefit (expense)	4,706	104,308	(41,479)	929	—	68,464
(Loss) income from continuing operations	(7,059)	(156,462)	208,528	(1,394)	—	43,613
Income from discontinued operations, net of taxes	—	—	132,470	—	—	132,470
Earnings (loss) from consolidated subsidiaries	183,142	339,604	(1,394)	—	(521,352)	—
Net income (loss)	$176,083	$183,142	$339,604	$(1,394)	$(521,352)	$176,083

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2012
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$999,591	$—	$—	$999,591
Management fees	2,681	—	—	—	—	2,681
Net revenues	2,681	—	999,591	—	—	1,002,272
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	619,658	3,226	—	622,884
Depreciation and amortization	2,671	—	132,904	—	—	135,575
LMA fees	—	—	3,465	—	—	3,465
Corporate general and administrative expenses (including stock-based compensation expense of $18,779)	57,438	—	—	—	—	57,438
Impairment of intangible assets	—	—	111,279	14,706	—	125,985
Realized gain on derivative instrument	—	—	(12)	—	—	(12)
Total operating expenses	60,109	—	867,294	17,932	—	945,335
Operating (loss) income	(57,428)	—	132,297	(17,932)	—	56,937
Non-operating (expense) income:
Interest (expense) income, net	(3,708)	(196,036)	1,116	—	—	(198,628)
Loss on early extinguishment of debt	—	(2,432)	—	—	—	(2,432)
Other loss, net	—	—	(2,479)	—	—	(2,479)
Total non-operating (expense) income, net	(3,708)	(198,468)	(1,363)	—	—	(203,539)
(Loss) income from continuing operations before income taxes	(61,136)	(198,468)	130,934	(17,932)	—	(146,602)
Income tax benefit	—	—	25,290	9,380	—	34,670
(Loss) income from continuing operations	(61,136)	(198,468)	156,224	(8,552)	—	(111,932)
Income from discontinued operations, net of taxes	—	—	50,336	28,867	—	79,203
Earnings (loss) from consolidated subsidiaries	28,407	226,875	20,315	—	(275,597)	—
Net (loss) income	$(32,729)	$28,407	$226,875	$20,315	$(275,597)	$(32,729)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Year Ended December 31, 2011
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Broadcast revenues	$—	$—	$463,252	$—	$—	$463,252
Management fees	—	—	2,792	—	—	2,792
Net revenues	—	—	466,044	—	—	466,044
Operating expenses:
Direct operating expenses (excluding depreciation, amortization and LMA fees)	—	—	283,543	1,378	—	284,921
Depreciation and amortization	1,300	—	47,430	—	—	48,730
LMA fees	—	—	2,425	—	—	2,425
Corporate general and administrative expenses (including stock-based compensation expense of $10,744)	89,828	—	933	—	—	90,761
Gain on exchange of assets or stations	—	—	(14,217)	—	—	(14,217)
Realized loss on derivative instrument	—	—	3,368	—	—	3,368
Total operating expenses	91,128	—	323,482	1,378	—	415,988
Operating (loss) income	(91,128)	—	142,562	(1,378)	—	50,056
Non-operating (expense) income:
Interest (expense) income, net	(9,276)	(78,112)	399	—	—	(86,989)
Loss on early extinguishment of debt	(4,366)	—	—	—	—	(4,366)
Other income, net	—	—	61	—	—	61
Gain on equity investment in Cumulus Media Partners, LLC	11,636	—	—	—	—	11,636
Total non-operating (expense) income, net	(2,006)	(78,112)	460	—	—	(79,658)
(Loss) income from continuing operations before income taxes	(93,134)	(78,112)	143,022	(1,378)	—	(29,602)
Income tax (benefit) expense	—	—	25,066	(13,807)	—	11,259
(Loss) income from continuing operations	(93,134)	(78,112)	168,088	(15,185)	—	(18,343)
Income (loss) from discontinued operations, net of taxes	—	—	85,731	(3,528)	—	82,203
Earnings (loss) from consolidated subsidiaries	156,994	235,106	(18,713)	—	(373,387)	—
Net income (loss)	$63,860	$156,994	$235,106	$(18,713)	$(373,387)	$63,860

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2013
(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,804	$20,988	$—	$—	$—	$32,792
Restricted cash	—	6,146	—	—	—	6,146
Accounts receivable, less allowance for doubtful accounts of $5,306	—	—	—	264,805	—	264,805
Trade receivable	—	—	4,419	—	—	4,419
Prepaid expenses and other current assets	—	5,948	62,945	—	—	68,893
Total current assets	11,804	33,082	67,364	264,805	—	377,055
Property and equipment, net	—	3,272	251,430	—	—	254,702
Broadcast licenses	—	—	—	1,596,337	—	1,596,337
Other intangible assets, net	—	—	315,490	—	—	315,490
Goodwill	—	—	1,256,741	—	—	1,256,741
Investment in consolidated subsidiaries	589,163	3,824,690	1,118,952	—	(5,532,805)	—
Intercompany receivables	—	88,227	1,011,218	24,090	(1,123,535)	—
Other assets	—	46,774	22,440	896	—	70,110
Total assets	$600,967	$3,996,045	$4,043,635	$1,886,128	$(6,656,340)	$3,870,435
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$24,966	$121,521	$50	$—	$146,537
Trade payable	—	—	3,846	—	—	3,846
Current portion of long-term debt	—	5,937	—	—	—	5,937
Total current liabilities	—	30,903	125,367	50	—	156,320
Long-term debt, excluding 7.75% senior notes and secured loan	—	1,985,956	—	—	—	1,985,956
7.75% senior notes	—	610,000	—	—	—	610,000
Secured loan	—	—	—	25,000	—	25,000
Other liabilities	—	10,430	69,483	—	—	79,913
Intercompany payables	88,227	769,593	—	265,715	(1,123,535)	—
Deferred income taxes	—	—	24,095	476,411	—	500,506
Total liabilities	88,227	3,406,882	218,945	767,176	(1,123,535)	3,357,695
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 222,399,019 shares issued and outstanding	2,223	—	—	—	—	2,223
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,205,200 shares	(251,193)	—	—	—	—	(251,193)
Additional paid-in-capital	1,603,669	223,412	3,983,196	2,092,725	(6,299,333)	1,603,669
Accumulated (deficit) equity	(842,119)	365,751	(158,506)	(973,773)	766,528	(842,119)
Total stockholders’ equity (deficit)	512,740	589,163	3,824,690	1,118,952	(5,532,805)	512,740
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$600,967	$3,996,045	$4,043,635	$1,886,128	$(6,656,340)	$3,870,435

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
As of December 31, 2012
(Dollars in thousands, except for share and per share data)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$81,599	$—	$6,451	$—	$—	$88,050
Restricted cash	5,921	—	—	—	—	5,921
Accounts receivable, less allowance for doubtful accounts of $4,131	—	—	207,563	—	—	207,563
Trade receivable	—	—	6,104	—	—	6,104
Prepaid expenses and other current assets	6,928	—	38,553	—	—	45,481
Total current assets	94,448	—	258,671	—	—	353,119
Property and equipment, net	4,690	—	251,213	—	—	255,903
Broadcast licenses	—	—	—	1,602,373	—	1,602,373
Other intangible assets, net	—	—	258,761	—	—	258,761
Goodwill	—	—	1,195,594	—	—	1,195,594
Investment in consolidated subsidiaries	415,573	3,354,891	1,127,135	—	(4,897,599)	—
Intercompany receivables	—	—	471,329	—	(471,329)	—
Other assets	11,605	47,818	18,402	—	—	77,825
Total assets	$526,316	$3,402,709	$3,581,105	$1,602,373	$(5,368,928)	$3,743,575
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$10,690	$8,213	$83,683	$—	$—	$102,586
Trade payable	—	—	4,803	—	—	4,803
Current portion of long-term debt	—	76,468	—	—	—	76,468
Other current liabilities	—	—	11,386	—	—	11,386
Total current liabilities	10,690	84,681	99,872	—	—	195,243
Long-term debt, excluding 7.75% senior notes	—	2,014,599	—	—	—	2,014,599
7.75% senior notes	—	610,000	—	—	—	610,000
Other liabilities	3,651	—	41,662	—	—	45,313
Intercompany payables	193,473	277,856	—	—	(471,329)	—
Deferred income taxes	—	—	84,680	475,238	—	559,918
Total liabilities	207,814	2,987,136	226,214	475,238	(471,329)	3,425,073
Redeemable preferred stock:
Series A cumulative redeemable preferred stock, par value $0.01 per share; stated value of $1,000 per share; 100,000,000 shares authorized; 75,767 shares issued and outstanding	71,869	—	—	—	—	71,869
Total redeemable preferred stock	71,869	—	—	—	—	71,869
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 182,682,073 shares issued and outstanding	1,827	—	—	—	—	1,827
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized; 644,871 shares issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,162,676 shares	(252,001)	—	—	—	—	(252,001)
Additional paid-in-capital	1,514,849	232,964	3,853,000	2,099,514	(6,185,478)	1,514,849
Accumulated (deficit) equity	(1,018,202)	182,609	(498,109)	(972,379)	1,287,879	(1,018,202)
Total stockholders’ equity (deficit)	246,633	415,573	3,354,891	1,127,135	(4,897,599)	246,633
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$526,316	$3,402,709	$3,581,105	$1,602,373	$(5,368,928)	$3,743,575

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2013
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$176,083	$183,142	$339,604	$(1,394)	$(521,352)	$176,083
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	1,913	115,038	—	—	116,951
Amortization of debt issuance costs/discounts	—	9,905	—	14	—	9,919
Provision for doubtful accounts	—	—	3,349	—	—	3,349
Gain on sale of assets or stations	—	—	(3,685)	—	—	(3,685)
Gain on exchange of assets or stations	—	—	(108,158)	—	—	(108,158)
Impairment of intangible assets	—	—	—	—	—	—
Fair value adjustment of derivative instruments	—	23	(1,852)	—	—	(1,829)
Deferred income taxes	—	—	(77,551)	1,173	—	(76,378)
Stock-based compensation expense	—	10,804	—	—	—	10,804
Loss on early extinguishment of debt	—	34,934	—	—	—	34,934
Earnings from consolidated subsidiaries	(183,141)	(339,603)	1,392	—	521,352	—
Changes in assets and liabilities	—	46,570	(329,633)	242,214	—	(40,849)
Net cash (used in) provided by operating activities	(7,058)	(52,312)	(61,496)	242,007	—	121,141
Cash flows from investing activities:
Restricted cash	—	(225)	—	—	—	(225)
Proceeds from exchange of assets or stations	—	—	241,519	—	—	241,519
Capital expenditures	—	(495)	(10,586)	—	—	(11,081)
Acquisitions less cash acquired	—	—	(322,838)	—	—	(322,838)
Net cash used in investing activities	—	(720)	(91,905)	—	—	(92,625)
Cash flows from financing activities:
Intercompany transactions, net	(70,525)	189,672	146,950	(266,097)	—	—
Repayments of borrowings under revolving credit facilities	—	(2,111,688)	—	—	—	(2,111,688)
Tax withholding payments on behalf of employees	(337)	—	—	—	—	(337)
Preferred stock dividends	(9,395)	—	—	—	—	(9,395)
Proceeds from exercise of warrants	93	—	—	—	—	93
Proceeds from exercise of options	818					818
Redemption of preferred stock	(150,391)	—	—	—	—	(150,391)
Proceeds from borrowings under term loans and revolving credit facilities	—	2,002,308	—	25,000	—	2,027,308
Proceeds from issuance of common equity securities	94,300	—	—	—	—	94,300
Proceeds from issuance of preferred stock	77,241	—	—	—	—	77,241
Deferred financing costs	—	(6,272)	—	(910)	—	(7,182)
Financing costs paid in connection with the issuance of equity securities	(4,541)	—	—	—	—	(4,541)
Net cash provided by (used in) financing activities	(62,737)	74,020	146,950	(242,007)	—	(83,774)
(Decrease) increase in cash and cash equivalents	(69,795)	20,988	(6,451)	—	—	(55,258)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050
Cash and cash equivalents at end of period	$11,804	$20,988	$—	$—	$—	$32,792

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2012
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(32,729)	$28,407	$226,875	$20,315	$(275,597)	$(32,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,671	—	140,632	—	—	143,303
Amortization of debt issuance costs/discount	—	10,130	—	—	—	10,130
Provision for doubtful accounts	—	—	3,694	—	—	3,694
Gain on sale of assets or stations	—	—	2,277	—	—	2,277
Gain on exchange of assets or stations	—	—	(37,990)	(24,977)	—	(62,967)
Fair value adjustment of derivative instruments	332	—	(12)	—	—	320
Impairment of intangible assets	—	—	127,141	—	—	127,141
Deferred income taxes	—	—	(28,681)	10,454	—	(18,227)
Stock-based compensation expense	11,893	—	—	—	—	11,893
Loss on early extinguishment of debt	—	2,432	—	—	—	2,432
Earnings from consolidated subsidiaries	(28,407)	(226,875)	(20,315)	—	275,597	—
Changes in assets and liabilities	(80,084)	3,075	87,256	(18,024)	—	(7,777)
Net cash (used in) provided by operating activities	(126,324)	(182,831)	500,877	(12,232)	—	179,490
Cash flows from investing activities:
Restricted cash	(2,067)	—	—	—	—	(2,067)
Proceeds from sale of assets or stations	1,897	—	—	—	—	1,897
Capital expenditures	(722)	—	(5,885)	—	—	(6,607)
Proceeds from exchange of assets or stations	—	—	114,918	—	—	114,918
Acquisitions less cash required	—	—	(9,998)	—	—	(9,998)
Net cash (used in) provided by investing activities	(892)	—	99,035	—	—	98,143
Cash flows from financing activities:
Intercompany transactions, net	263,963	336,144	(612,339)	12,232	—	—
Repayments of borrowings under revolving credit facilities	—	(174,313)	—	—	—	(174,313)
Tax withholding paid on behalf of employees	(1,952)	—	—	—	—	(1,952)
Preferred stock dividends	(15,017)	—	—	—	—	(15,017)
Proceeds from exercise of warrants	142	—	—	—	—	142
Proceeds from borrowings under term loans and revolving credit facilities	—	21,000	—	—	—	21,000
Deferred financing costs	(802)	—	—	—	—	(802)
Redemption of preferred stock	(49,233)	—	—	—	—	(49,233)
Net cash provided by (used in) financing activities	197,101	182,831	(612,339)	12,232	—	(220,175)
Increase (decrease) in cash and cash equivalents	69,885	—	(12,427)	—	—	57,458
Cash and cash equivalents at beginning of period	11,714	—	18,878	—	—	30,592
Cash and cash equivalents at end of period	$81,599	$—	$6,451	$—	$—	$88,050

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Year Ended December 31, 2011
(Dollars in thousands)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non- guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net income (loss)	$63,860	$156,994	$235,106	$(18,713)	$(373,387)	$63,860
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	1,300	—	51,143	—	—	52,443
Amortization of debt issuance costs/discounts	434	4,366	—	—	—	4,800
Provision for doubtful accounts	—	—	2,736	—	—	2,736
Loss on sale of assets or stations	—	—	43	—	—	43
Gain on exchange of assets or stations	—	—	(15,278)	—	—	(15,278)
Fair value adjustment of derivative instruments	(3,582)	—	3,368	—	—	(214)
Deferred income taxes	—	—	(79,327)	17,334	—	(61,993)
Stock- based compensation expense	5,855	—	—	—	—	5,855
Other	(1,318)	—	—	—	—	(1,318)
Loss on early extinguishment of debt	4,366	—	—	—	—	4,366
Gain on equity investment in Cumulus Media Partners, LLC	(11,636)	—	—	—	—	(11,636)
Earnings from consolidated subsidiaries	(156,994)	(235,106)	18,713	—	373,387	—
Changes in assets and liabilities	(58,976)	16,218	70,978	(133)	—	28,087
Net cash (used in) provided by operating activities	(156,691)	(57,528)	287,482	(1,512)	—	71,751
Cash flows from investing activities:
Restricted cash	(394)	—	—	—	—	(394)
Acquisition less cash acquired	(2,024,172)	—	—	—	—	(2,024,172)
Capital expenditures	(1,655)	—	(5,035)	—	—	(6,690)
Net cash used in investing activities	(2,026,221)	—	(5,035)	—	—	(2,031,256)
Cash flows from financing activities:
Intercompany transactions, net	3,044,971	(2,782,738)	(263,745)	1,512	—	—
Repayment of borrowings under term loans and revolving credit facilities	(1,264,676)	—	—	—	—	(1,264,676)
Tax withholding payments on behalf of employees	(935)	—	—	—	—	(935)
Preferred stock dividends	—	(521)	—	—	—	(521)
Proceeds from issuance of 7.75% senior notes due 2019	—	610,000	—	—	—	610,000
Proceeds from borrowings under term loans and revolving credit facilities	—	2,289,685				2,289,685
Proceeds from issuance of common equity securities	475,000	—	—	—	—	475,000
Financing costs paid in connection with the issuance of equity securities	(30,978)	—	—	—	—	(30,978)
Redemption of preferred stock	(41,565)	—	—	—	—	(41,565)
Exercise of warrants	171	—	—	—	—	171
Deferred financing costs	—	(58,898)	—	—	—	(58,898)
Net cash provided by (used in) financing activities	2,181,988	57,528	(263,745)	1,512	—	1,977,283
(Decrease) increase in cash and cash equivalents	(924)	—	18,702	—	—	17,778
Cash and cash equivalents at beginning of period	12,638	—	176	—	—	12,814
Cash and cash equivalents at end of period	$11,714	$—	$18,878	$—	$—	$30,592

20. Subsequent Events

On January 2, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into an LMA pursuant to which the Company will be responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years following the Commencement Date, respectively, in exchange for the Company retaining the operating profits for managing these radio stations.

The Company also entered into a call option with Merlin pursuant to which it has the right to purchase these two FM radio stations until October 4, 2017, for an amount in cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date; or (ii) $50.0 million.

Additionally, this call option allows Merlin to require the Company to purchase these two FM radio stations at any time during a ten-day period commencing October 4, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date and the date that is four years after the Commencement Date.

SCHEDULE II
CUMULUS MEDIA INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2013	$4,131	$3,349	$(2,174)	$5,306
2012	$2,765	$3,694	$(2,328)	$4,131
2011	$1,115	$2,736	$(1,086)	$2,765
Valuation allowance on deferred taxes
2013	$171,062	$—	$(154,260)	$16,802
2012	$201,238	$—	$(30,176)	$171,062
2011	$256,800	$21,138	$(76,700)	$201,238

S-1

EXHIBIT INDEX

4.17
Fourth Supplemental Indenture, dated as of December 23, 2013, by and among Cumulus Media Holdings Inc., each of the subsidiaries of Cumulus Media Holdings Inc. signatory thereto and U.S. Bank National Association, as Trustee.

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Cumulus Media Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Cumulus Media Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.