Form 10-Q
period 2014-03-31
CUMULUS MEDIA INC
filed 2014-04-29
CIK 1058623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2014, the registrant had 217,718,596 outstanding shares of common stock consisting of: (i) 217,073,725 shares of Class A common stock; (ii) 0 shares of Class B common stock; and (iii) 644,871 shares of Class C common stock.

CUMULUS MEDIA INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for per share data)
(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$37,270	$32,792
Restricted cash	6,146	6,146
Accounts receivable, less allowance for doubtful accounts of $5,413 and $5,306 at March 31, 2014 and December 31, 2013, respectively	232,172	264,805
Trade receivable	4,185	4,419
Prepaid expenses and other current assets	86,827	68,893
Total current assets	366,600	377,055
Property and equipment, net	246,447	254,702
Broadcast licenses	1,597,250	1,596,337
Other intangible assets, net	295,518	315,490
Goodwill	1,256,015	1,256,741
Other assets	70,392	70,110
Total assets	$3,832,222	$3,870,435
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$150,863	$146,537
Trade payable	3,380	3,846
Current portion of long-term debt	19,376	5,937
Total current liabilities	173,619	156,320
Long-term debt, excluding 7.75% senior notes	1,967,647	1,985,956
7.75% senior notes	610,000	610,000
Secured loan	—	25,000
Other liabilities	74,074	79,913
Deferred income taxes	500,506	500,506
Total liabilities	3,325,846	3,357,695
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 238,817,762 and 222,399,019 shares issued, and 213,713,494 and 198,193,819 shares outstanding, at March 31, 2014 and December 31, 2013, respectively	2,387	2,223
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 3,315,238 and 15,424,944 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	33	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding at both March 31, 2014 and December 31, 2013	6	6
Treasury stock, at cost, 25,104,268 and 24,205,200 shares at March 31, 2014 and December 31, 2013, respectively	(257,214)	(251,193)
Additional paid-in-capital	1,612,552	1,603,669
Accumulated deficit	(851,388)	(842,119)
Total stockholders’ equity	506,376	512,740
Total liabilities and stockholders’ equity	$3,832,222	$3,870,435
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenues	$292,044	$217,839
Operating expenses:
Content costs	108,493	61,951
Other direct operating expenses	115,335	93,480
Depreciation and amortization	28,881	27,596
LMA fees	1,557	946
Corporate expenses (including stock-based compensation expense of $4,091 and $2,663, respectively)	19,194	14,018
(Gain) loss on sale of assets or stations	(538)	1,309
Gain on derivative instrument	—	(738)
Total operating expenses	272,922	198,562
Operating income	19,122	19,277
Non-operating (expense) income:
Interest expense, net	(35,934)	(44,252)
Other (expense) income, net	(65)	287
Total non-operating expense, net	(35,999)	(43,965)
Loss from continuing operations before income taxes	(16,877)	(24,688)
Income tax benefit (expense)	7,608	(1,975)
Loss from continuing operations	(9,269)	(26,663)
Income from discontinued operations, net of taxes	—	17,675
Net loss	(9,269)	(8,988)
Less: dividends declared and accretion of redeemable preferred stock	—	3,152
Loss attributable to common shareholders	$(9,269)	$(12,140)
Basic and diluted loss per common share (see Note 11, “Earnings Per Share”):
Basic: Loss from continuing operations per share	$(0.04)	$(0.17)
Income from discontinued operations per share	$—	$0.10
Loss per share	$(0.04)	$(0.07)
Diluted: Loss from continuing operations per share	$(0.04)	$(0.17)
Income from discontinued operations per share	$—	$0.10
Loss per share	$(0.04)	$(0.07)
Weighted average basic common shares outstanding	215,703,667	174,748,001
Weighted average diluted common shares outstanding	215,703,667	174,748,001
See accompanying notes to the unaudited condensed consolidated financial statements.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,269)	$(8,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,881	28,930
Amortization of debt issuance costs/discounts	2,318	2,624
Provision for doubtful accounts	568	529
(Gain) loss on sale of assets or stations	(538)	1,309
Fair value adjustment of derivative instruments	14	(733)
Deferred income taxes	(7,631)	(9,573)
Stock-based compensation expense	4,091	2,663
Changes in assets and liabilities:
Accounts receivable	32,065	42,933
Trade receivable	234	178
Prepaid expenses and other current assets	(10,303)	(1,864)
Other assets	(1,336)	252
Accounts payable and accrued expenses	4,087	(1,945)
Trade payable	(466)	(49)
Other liabilities	(5,839)	(1,460)
Net cash provided by operating activities	36,876	54,806
Cash flows from investing activities:
Restricted cash	—	(175)
Acquisition less cash acquired	—	(52,066)
Proceeds from sale of assets or stations	1,054	467
Capital expenditures	(1,335)	(1,986)
Net cash used in investing activities	(281)	(53,760)
Cash flows from financing activities:
Repayment of borrowings under term loans and revolving credit facilities	(30,937)	(3,313)
Deferred financing costs	(21)	—
Tax withholding payments on behalf of employees	(1,314)	(337)
Proceeds from exercise of warrants	38	12
Proceeds from exercise of options	117	—
Preferred stock dividends	—	(2,652)
Net cash used in financing activities	(32,117)	(6,290)
Increase (decrease) in cash and cash equivalents	4,478	(5,244)
Cash and cash equivalents at beginning of period	32,792	88,050
Cash and cash equivalents at end of period	$37,270	$82,806
Supplemental disclosures of cash flow information:
Interest paid	$23,520	$28,692
Income taxes paid (refunded)	8,708	(270)
Supplemental disclosures of non-cash flow information:
Trade revenue	$9,424	$4,915
Trade expense	9,393	4,771
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
Nature of Business
The Company's industry leading audio advertising platform reaches a weekly audience of over 259 million. The Company provides content and services to more than 10,000 radio stations, including its 460 owned and operated stations in 93 U.S. media markets, and operates a national streaming/mobile platform in partnership with digital audio provider, Rdio.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements include the condensed consolidated accounts of Cumulus and its wholly-owned subsidiaries, with all intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of our results of operations for, and financial condition as of the end of, the interim periods have been made. The results of operations for the three months ended March 31, 2014, the cash flows for the three months ended March 31, 2014 and the Company’s financial condition as of March 31, 2014, are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition that can be expected as of the end of, any other interim period or for the fiscal year ending December 31, 2014.
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
Reclassifications
Certain account balances in the 2013 periods have been reclassified to conform with classifications currently in use.
In the accompanying unaudited condensed consolidated statements of operations the Company presents separate operating expense categories for content costs and other direct operating expenses. In the Company's previous disclosures, those line items in the condensed consolidated statements of operations were presented on a combined basis within the direct operating expenses line item. Content costs consist of all costs related to the licensing, acquisition and development of the Company's programming. Other direct operating expenses consist of expenses related to the distribution and monetization of the Company's content across its platform and overhead expenses. There were no other costs included in direct operating expenses in 2013.
This reclassification had no effect on previously reported results of operations or retained earnings.
Adoption of New Accounting Standards
ASU 2012-02. In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02. The amendments in this ASU give companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired rather than calculating the fair value of the indefinite-lived intangible asset. The Company adopted this guidance effective January 1, 2013. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
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
ASU 2013-04. In February 2013, the FASB issued ASU 2013-04, which provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements where the total obligation is fixed at the reporting date, and for which no specific guidance currently exists. The Company adopted this guidance effective January 1, 2014. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
ASU 2013-11. In July 2013, the FASB issued ASU 2013-11. The amendments in this ASU clarify when a liability related to an unrecognized tax benefit should be presented in the financial statements as a reduction to the related deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The Company adopted this guidance effective January 1, 2014. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
Pending Accounting Standards Updates
ASU 2014-08. In April 2014, the FASB issued ASU 2014-08. Under this ASU, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. This ASU (1) expands the disclosure requirements for disposals that meet the definition of a discontinued operation, (2) requires entities to disclose information about disposals of individually significant components, (3) defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standard ("IFRS") 5, and (4) requires entities to expand their disclosures about discontinued operations to include more information about assets, liabilities, income and expenses. In addition, this ASU will also require entities to disclose the pre-tax income attributable to a disposal of “an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.” The ASU is effective prospectively to all disposals (or classifications as held for sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The Company is currently assessing the expected impact, if any, that the effectiveness of this ASU will have on the consolidated financial statements.

2. Acquisitions and Dispositions

2013 Acquisitions and Dispositions

Green Bay Purchase
On December 31, 2013, the Company completed the purchase of five radio stations in Green Bay, Wisconsin from Clear Channel Communications, Inc. ("Clear Channel") for $17.6 million in cash (the "Green Bay Purchase"). The Company had been operating these stations under an LMA agreement with Clear Channel since April 10, 2009.
Revenues attributable to the stations acquired in the Green Bay Purchase were not material to the Company’s consolidated statement of operations for the three months ended March 31, 2014.
The table below summarizes the preliminary purchase price allocation in the Green Bay Purchase (dollars in thousands):

Allocation	Amount
Property and equipment	$1,111
Broadcast licenses	4,354
Goodwill	2,637
Fair value of exercised put option	9,534
Total purchase price	$17,636
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

During the three months ended March 31, 2014, the Company recorded a purchase accounting adjustment for goodwill related to a fair value adjustment to broadcast licenses. This adjustment is reflected in the table above.
WestwoodOne Acquisition
On December 12, 2013, Cumulus completed the acquisition of WestwoodOne, Inc. (formerly known as Dial Global, Inc., "WestwoodOne"), an independent, full-service radio network company offering news, sports, formats, prep services, talk and music programming, jingles and imaging, and special events, as well as national advertising sales representation (the "WestwoodOne Acquisition"). The WestwoodOne Acquisition added sports, news, talk, music and programming services content - enabling the Company to provide an even broader array of programming content to approximately 10,000 U.S. radio stations, other media platforms and international platforms. Content acquired through the WestwoodOne Acquisition included NFL, NCAA basketball, NASCAR, CBS News and other popular programming.
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
Revenues of $71.0 million attributable to WestwoodOne were included in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2014.
The table below summarizes the preliminary purchase price allocation in the WestwoodOne Acquisition (dollars in thousands):

Allocation	Amount
Current assets	$91,171
Property and equipment	23,714
Other intangibles	150,900
Goodwill	104,912
Other assets	4,946
Current liabilities	(69,144)
Other liabilities	(46,499)
Total purchase price	$260,000
The material assumptions utilized in the valuation of intangible assets acquired include expected overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10%. Goodwill is equal to the difference between the purchase price and the value assigned to the tangible and intangible assets acquired and liabilities assumed. The Company is treating the acquisition as a taxable asset acquisition pursuant to Internal Revenue Code Section 338(g). As such, all of the acquired goodwill balance is deductible for income tax purposes.
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
Revenues attributable to the assets acquired in the Townsquare Transaction were not material to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2014.
The table below summarizes the preliminary purchase price allocation in the Townsquare Transaction (dollars in thousands):

Allocation	Amount
Current assets	$1,860
Property and equipment	6,345
Broadcast licenses	13,500
Goodwill	10,080
Other assets	246
Other intangibles	552
Current liabilities	(400)
Total purchase price	32,183
Less: Carrying value of stations transferred	(159,053)
Add: Cash received	235,028
Gain on asset exchange	$108,158
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
During the three months ended March 31, 2014, the Company recorded a purchase accounting adjustment for goodwill related to a fair value adjustment to broadcast licenses. This adjustment is reflected in the table above.
The definite-lived intangible assets acquired in the Townsquare Transaction are being amortized in relation to the expected economic benefits of such assets over their estimated useful lives and consist of the following (dollars in thousands):

Description	Estimated Useful Life in Years	Fair Value
Advertising relationships	5	$552
WFME Asset Exchange
On January 8, 2013, the Company completed its previously announced asset exchange (the “WFME Asset Exchange”) with Family Stations, Inc., pursuant to which it exchanged its WDVY station in New York plus $40.0 million in cash for Family Stations’ WFME station in Newark, New Jersey. This asset exchange provided Cumulus with a radio station in the United States’ largest media market, for the national NASH entertainment brand based on the country music lifestyle. The total purchase price is subject to an increase of up to $10.0 million if certain future conditions are met as detailed in the purchase agreement. The Company has estimated the fair value of the contingent consideration to be less than $0.1 million as of March 31, 2014 and December 31, 2013, respectively. Any future change in the estimated fair value of the contingent consideration will be recorded in the Company’s results of operations in the period of such change.
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
The material assumptions utilized in the valuation of intangible assets included overall future market revenue growth rates for the residual year of approximately 2.0% and a weighted average cost of capital of 10.0%. Goodwill was equal to the difference between the purchase price and the value assigned to tangible and intangible assets acquired. All of the goodwill is deductible for tax purposes.
Pamal Broadcasting Asset Purchase
On January 17, 2013, the Company completed the acquisition of WMEZ-FM and WXBM-FM from Pamal Broadcasting Ltd. for a purchase price of $6.5 million (the "Pamal Broadcasting Asset Purchase"). The transaction was part of the Company’s ongoing efforts to focus on radio stations in larger markets and geographically strategic regional clusters.
Revenues attributable to the assets acquired in the Pamal Broadcasting Asset Purchase were not material to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2014.
The table below summarizes the purchase price allocation among the tangible and intangible assets acquired in the Pamal Broadcasting Asset Purchase (dollars in thousands):

Allocation	Amount
Plant, property, and equipment, net	$783
Broadcast licenses	5,700
Total purchase price	$6,483
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information assumes the WestwoodOne Acquisition and the Townsquare Transaction occurred as of January 1, 2013. This unaudited pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Cumulus would have achieved had either the WestwoodOne Acquisition or the Townsquare Transaction actually occurred on January 1, 2013 or on any other historical date, nor is it reflective of the Company’s expected actual financial position or results of operations for any future period (dollars in thousands):

Unaudited Supplemental Pro Forma Data
Three Months Ended March 31,
Description	2013
Net revenue	$281,535
Net loss	(27,502)
The unaudited pro forma financial information set forth above for the three months ended March 31, 2013 includes adjustments to reflect: (i) depreciation and amortization expense based on the fair value of long-lived assets acquired in the WestwoodOne Acquisition and the Townsquare Transaction; (ii) the elimination of interest expense and the loss on extinguishment of debt in connection with the WestwoodOne Acquisition, as all of WestwoodOne's outstanding indebtedness (including preferred stock) was repaid in connection therewith and (iii) certain other unaudited pro forma adjustments that would be required to be made to prepare unaudited pro forma financial information under ASC Topic 805, Business Combinations.
Unaudited pro forma financial information for the Green Bay Purchase, WFME Asset Exchange and the Pamal Broadcasting Asset Purchase is not required, as such information is not material to the Company's financial statements.

3. Discontinued Operations
On November 14, 2013, the Company completed the Townsquare Transaction. The results of operations associated with the stations disposed of in that transaction has been separately reported within discontinued operations, net of the related tax impact, in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2013.
For the three months ended March 31, 2013, income from discontinued operations was as follows (dollars in thousands):

Three Months Ended March 31, 2013
Discontinued operations:
Net revenue	$15,033
Income from discontinued operations before taxes	4,934
Income tax benefit	12,741
Income from discontinued operations	$17,675

4. Restricted Cash
As of March 31, 2014 and December 31, 2013, the Company’s balance sheet included approximately $6.1 million in restricted cash, of which $0.6 million relates to securing the maximum exposure generated by automated clearinghouse transactions in the Company's operating bank accounts and as dictated by the Company's bank's internal policies with respect to cash. At March 31, 2014 and December 31, 2013, the Company held $5.5 million relating to collateralizing standby letters of credit pertaining to certain leases and insurance policies.

5. Intangible Assets and Goodwill
The following table presents the changes in intangible assets, other than goodwill, during the periods from January 1, 2013 to December 31, 2013 and January 1, 2014 to March 31, 2014, and balances as of such dates (dollars in thousands):

	Indefinite-Lived	Definite-Lived	Total
Intangible Assets:
Balance as of January 1, 2013	$1,602,373	$258,303	$1,860,676
Acquisition	61,730	152,522	214,252
Disposition	(67,766)	(8,627)	(76,393)
Amortization	—	(86,708)	(86,708)
Balance as of December 31, 2013	1,596,337	315,490	1,911,827
Purchase price allocation adjustments	963	—	963
Acquisition	—	—	—
Disposition	(50)	—	(50)
Amortization	—	(19,972)	(19,972)
Balance as of March 31, 2014	$1,597,250	$295,518	$1,892,768
The following table presents the changes in goodwill and accumulated impairment losses during the periods from January 1, 2014 to March 31, 2014 and January 1, 2013 to March 31, 2013, and balances as of such dates (dollars in thousands):

Goodwill:	2014	2013
Balance as of January 1:
Goodwill	$1,586,482	$1,525,335
Accumulated impairment losses	(329,741)	(329,741)
Subtotal	1,256,741	1,195,594
Acquisition	—	11,461
Purchase price allocation adjustments	(726)	(1,889)
Balance as of March 31:
Goodwill	1,585,756	1,534,907
Accumulated impairment losses	(329,741)	(329,741)
Total	$1,256,015	$1,205,166

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

6. Derivative Financial Instruments
The Company’s derivative financial instruments consist of the following:
Interest Rate Cap
On December 8, 2011, the Company entered into an interest rate cap agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), to limit the Company’s exposure to interest rate risk. The interest rate cap has an aggregate notional amount of $71.3 million. The agreement caps the LIBOR-based variable interest rate component of the Company’s long-term debt at a maximum of 3.0% on an equivalent amount of the Company’s term loans. The unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 include long term-assets of less than $0.1 million attributable to the fair value of the interest rate cap. The Company reported interest expense of less than $0.1 million during the three months ended March 31, 2014 and 2013, respectively, attributed to the change in fair value adjustment. The interest rate cap matures on December 8, 2015.
The Company does not utilize financial instruments for trading or other speculative purposes.
Green Bay Option
On April 10, 2009, Clear Channel and the Company entered into an LMA pursuant to which the Company was responsible for operating (i.e., programming, advertising, etc.) five radio stations in Green Bay, Wisconsin, for a monthly fee payable to Clear Channel of approximately $0.2 million, in exchange for the Company retaining the operating profits from managing the radio stations. In 2013, Clear Channel exercised the put option contained in this LMA, which required the Company to purchase the five Green Bay radio stations subject of the LMA for $17.6 million (the fair value of those radio stations at the time of execution of the LMA) ("the Green Bay Option"). On December 31, 2013, the Company completed this acquisition (See Note 2 "Acquisitions and Dispositions").
The Company accounted for the Green Bay Option as a derivative contract. Accordingly, the fair value of the Green Bay Option was recorded as a liability with subsequent changes in the fair value recorded through earnings through the closing of the acquisition. The fair value of the Green Bay Option was determined using inputs that were supported by little or no market activity (a “Level 3” measurement). The fair value represented an estimate of the amount that the Company would have been required to pay if the option were transferred to another party as of the date of the valuation.
The location and fair value of derivatives in the unaudited condensed consolidated balance sheets are shown in the following table (dollars in thousands):

		Fair Value
Derivative Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest Rate Cap	Other long-term assets	$7	$22
	Total	$7	$22
The location and effect of derivatives in the unaudited condensed consolidated statements of operations are shown in the following table (dollars in thousands):

		Recognized on Derivatives
		For the Three Months Ended March 31,
Derivative Instruments	Statement of Operations Location	2014	2013
Interest Rate Cap	Interest expense	$14	$5
Green Bay Option	Gain on derivative instrument	—	(738)
	Total	$14	$(733)

7. Long-Term Debt
The Company’s long-term debt consisted of the following as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Term Loan and Securitization Facility:
First lien term loan	$2,019,063	$2,025,000
Securitization facility	—	25,000
Less: term loan discount	(32,040)	(33,107)
Total Term Loan and Securitization Facility	1,987,023	2,016,893
7.75% senior notes	610,000	610,000
Less: Current portion of long-term debt	(19,376)	(5,937)
Long-term debt, net	$2,577,647	$2,620,956
Amended and Restated Credit Agreement
On December 23, 2013, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), among the Company, Cumulus Media Holdings Inc., a direct wholly-owned subsidiary of the Company (“Cumulus Holdings”), as borrower, and certain lenders and agents. The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the “Revolving Credit Facility”) maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit.
Term Loan borrowings and borrowings under the Revolving Credit Facility bear interest, at the option of Cumulus Holdings, based on the Base Rate (as defined below) or the London Interbank Offered Rate (“LIBOR”), in each case plus 3.25% on LIBOR-based borrowings and 2.25% on Base Rate-based borrowings. LIBOR-based borrowings are subject to a LIBOR floor of 1.0% under the Term Loan. Base Rate-based borrowings are subject to a Base Rate Floor of 2.0% under the Term Loan. Base Rate is defined, for any day, as the fluctuating rate per annum equal to the highest of (i) the Federal Funds Rate, as published by the Federal Reserve Bank of New York, plus 1/2 of 1.0%, (ii) the prime commercial lending rate of JPMorgan Chase Bank, N.A., as established from time to time, and (iii) 90 day LIBOR plus 1.0%. Amounts outstanding under the Term Loan amortize at a rate of 1.0% per annum of the original principal amount of the Term Loan, payable quarterly, commencing March 31, 2014, with the balance payable on the maturity date.
At March 31, 2014, the Term Loan bore interest at 4.25% per annum.
The representations, covenants and events of default in the Credit Agreement are customary for financing transactions of this nature. Events of default in the Credit Agreement include, among others: (a) the failure to pay when due the obligations owing thereunder; (b) the failure to comply with (and not timely remedy, if applicable) certain covenants; (c) certain defaults and accelerations under other indebtedness; (d) the occurrence of bankruptcy or insolvency events; (e) certain judgments against the Company or any of its restricted subsidiaries; (f) the loss, revocation or suspension of, or any material impairment in the ability to use one or more of, any material Federal Communications Commission ("FCC") licenses; (g) any representation or warranty made, or report, certificate or financial statement delivered, to the lenders subsequently proven to have been incorrect in any material respect; and (h) the occurrence of a Change in Control (as defined in the Credit Agreement). Upon the occurrence of an event of default, the lenders may terminate the loan commitments, accelerate all loans and exercise any of their rights under the Credit Agreement and the ancillary loan documents as a secured party.

In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant as of the end of each quarter. The required ratio at March 31, 2014 was 5.75 to 1. The ratio periodically decreases until it reaches 4.00 to 1 on March 31, 2018. As of March 31, 2014, the Company was in compliance with all of its covenants under the Credit Agreement.
Certain mandatory prepayments on the Term Loan are required upon the occurrence of specified events, including upon the incurrence of certain additional indebtedness, upon the sale of certain assets and upon the occurrence of certain condemnation or casualty events, and from excess cash flow.
The Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ obligations under the Credit Agreement are collateralized by a first priority lien on substantially all of the Company’s, Cumulus Holdings’ and their respective restricted subsidiaries’ assets (excluding the Company’s accounts receivable collateralizing the Company's revolving accounts receivable securitization facility (the “Securitization Facility”) with General Electric Capital Corporation (“GE”) as described below) in which a security interest may lawfully be granted, including, without limitation, intellectual property and substantially all of the capital stock of the Company’s direct and indirect domestic wholly-owned subsidiaries and 66% of the capital stock of any future first-tier foreign subsidiaries. In addition, Cumulus Holdings’ obligations under the Credit Agreement are guaranteed by the Company and substantially all of its restricted subsidiaries, other than Cumulus Holdings.
At March 31, 2014, the Company had $2.019 billion outstanding under the Term Loan and no amounts outstanding under the Revolving Credit Facility.
7.75% Senior Notes
On May 13, 2011, the Company issued $610.0 million aggregate principal amount of its 7.75% Senior Notes due 2019 (the "7.75% Senior Notes"). Proceeds from the sale of the 7.75% Senior Notes were used to, among other things, repay the $575.8 million outstanding under the term loan facility under the Company's prior credit agreement.
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
For the three months ended March 31, 2014, the Company recorded an aggregate of $2.3 million of amortization of debt discount and debt issuance costs related to its Term Loan and 7.75% Senior Notes. For the three months ended March 31, 2013, the Company recorded an aggregate of $2.6 million of amortization of debt discount and debt issuance costs related to its first lien term loan and second lien term loan under the Company's prior credit agreement and 7.75% Senior Notes.
Accounts Receivable Securitization Facility
On December 6, 2013, the Company entered into a 5-year, $50.0 million Securitization Facility with GE, as a lender, as swingline lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”).
In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the “Originators”) sell and/or contribute their existing and future accounts receivable (representing all of the Company’s accounts receivable) to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings will be secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”). Cumulus Media Holdings Inc., a wholly owned subsidiary of the Company, services the accounts receivable on behalf of the SPV.
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
At March 31, 2014, there were no amounts outstanding under the Securitization Facility.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s financial assets and liabilities are measured at fair value on a recurring basis and non-financial assets and liabilities are measured at fair value on a non-recurring basis. Fair values as of March 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

		Fair Value Measurements at March 31, 2014 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$7	$—	$7	$—
Equity interest in Pulser Media (2)	2,009	—	—	2,009
Total assets	$2,016	$—	$7	$2,009
Financial liabilities:
Other current liabilities
Contingent consideration (3)	$(31)	$—	$—	$(31)
Total liabilities	$(31)	$—	$—	$(31)

		Fair Value Measurements at December 31, 2013 Using
	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Interest Rate Cap (1)	$22	$—	$22	$—
Equity interest in Pulser Media (2)	122	—	—	122
Total assets	$144	$—	$22	$122
Financial liabilities:
Other current liabilities
Contingent consideration (3)	$(31)	$—	$—	$(31)
Total liabilities	$(31)	$—	$—	$(31)

(1)
Pursuant to the Interest Rate Cap, the Company pays a fixed interest rate on a $71.3 million notional amount of its term loan. The fair value of the Interest Rate Cap is determined based on a discounted cash flow analysis of the expected future cash flows using observable inputs, including interest rates and yield curves. Derivative valuations incorporate adjustments that are necessary to reflect the credit risk.

(2)
On September 13, 2013, the Company and Pulser Media (the parent company of Rdio) ("Pulser"), entered into a five year strategic promotional partnership and sales arrangement (the "Rdio Agreement"). In exchange for $75 million of promotional commitments over five years, Cumulus will receive 15% of the current fully-diluted equity of Pulser, with the opportunity to earn additional equity, see Note 13 "Commitments and Contingencies". The fair value of the equity interest in Pulser was determined using inputs that are supported by little or no market activity (a Level 3 measurement).

(3)
The fair value of the contingent consideration was determined using inputs that are supported by little or no market activity (a Level 3 measurement). Contingent consideration represents the fair value of the additional cash consideration potentially payable as part of the WFME Asset Exchange. See Note 2 “Acquisitions and Dispositions”.

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
The reconciliation below contains the components of the change in fair value associated with the equity interest in Pulser from January 1, 2014 to March 31, 2014 (dollars in thousands):

Description	Equity interest in Pulser
Fair value balance at January 1, 2014	$122
Add: Additions to equity interest in Pulser	1,887
Fair value balance at March 31, 2014	$2,009
The reconciliation below contains the components of the change in continuing contingency associated with the contingent consideration from January 1, 2014 to March 31, 2014 (dollars in thousands):

Description	Contingent Consideration
Fair value balance at January 1, 2014	$(31)
Add: Mark to market fair value adjustment	—
Fair value balance at March 31, 2014	$(31)
Quantitative information regarding the significant unobservable inputs related to the contingent consideration as of March 31, 2014 was as follows (dollars in thousands):

Fair Value	Valuation Technique	Unobservable Inputs
$31	Income Approach	Total term	5 years
		Conditions	3
		Bond equivalent yield discount rate	0.1%
Significant increases (decreases) in any of the inputs in isolation would result in a lower (higher) fair value measurement.
The following table shows the gross amount and fair value of the Company’s Term Loan, Securitization Facility and 7.75% Senior Notes (dollars in thousands):

	March 31, 2014	December 31, 2013
Term Loan:
Carrying value	$2,019,063	$2,025,000
Fair value - Level 2	2,039,254	2,025,000
Securitization Facility:
Carrying value	$—	$25,000
Fair value - Level 2	—	25,000
7.75% Senior Notes:
Carrying value	$610,000	$610,000
Fair value - Level 2	649,650	641,598
As of March 31, 2014, the Company used trading prices of 101.0% to calculate the fair value of the Term Loan, and 106.50% to calculate the fair value of the 7.75% Senior Notes.
As of December 31, 2013, the Company used trading prices of 100.00% to calculate the fair value of the Term Loan and the Securitization Facility, and 105.18% to calculate the fair value of the 7.75% Senior Notes.

9. Stockholders’ Equity
The Company is authorized to issue an aggregate of 1,450,644,871 shares of stock divided into four classes consisting of: (i) 750,000,000 shares designated as Class A common stock, (ii) 600,000,000 shares designated as Class B common stock, (iii) 644,871 shares designated as Class C common stock and (iv) 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.
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

•
Conversion. Each holder of Class B common stock and Class C common stock is entitled to convert at any time all or any part of such holder’s shares into an equal number of shares of Class A common stock; provided, however, that to the extent that such conversion would result in the holder holding more than 4.99% of the Class A common stock following such conversion, the holder will first be required to deliver to the Company an ownership certification to enable the Company to (a) determine that such holder does not have an attributable interest in another entity that would cause the Company to violate applicable FCC rules and regulations and (b) obtain any necessary approvals from the FCC or the Department of Justice. During the three months ended March 31, 2014, approximately 12.1 million shares of Class B common stock were converted into shares of Class A common stock.

After payment of dividends to the holders of any outstanding shares of Series B Preferred Stock, the holders of all classes of common stock are entitled to share ratably in any dividends that may be declared by the board of directors of the Company.
2009 Warrants
In June 2009, in connection with the execution of an amendment to the Company's then-outstanding credit agreement, the Company issued warrants to the lenders thereunder that allow them to acquire up to 1.3 million shares of Class A common stock at an exercise price of $1.17 per share (the “2009 Warrants”). The 2009 Warrants expire on June 29, 2019. The number of shares of Class A common stock issuable upon exercise of the 2009 Warrants is subject to adjustment in certain circumstances, including upon the payment of a dividend in shares of Class A common stock. At March 31, 2014, 0.6 million 2009 Warrants remained outstanding.
Equity Held in Reserve
Pursuant to the agreement governing the Company's acquisition of Citadel Broadcasting Company ("Citadel") in 2011 (the "Citadel Merger"), warrants to purchase 2.4 million shares of the Company’s common stock were reserved for potential future issuance in connection with the settlement of certain remaining allowed, disputed or not reconciled claims related to Citadel's bankruptcy. If excess shares remain in reserve after resolution of all remaining claims, such shares will be distributed to the claimants with allowed claims pro-rata, based on the number of shares they received pursuant to the plan under which Citadel emerged from bankruptcy. This equity held in reserve is included in additional paid-in-capital on the accompanying unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013.
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
During the three months ended March 31, 2014, approximately 3.2 million Company Warrants were converted into shares of Class A common stock. At March 31, 2014, 14.0 million Company Warrants remained outstanding.

Crestview Warrants
Also on September 16, 2011, but pursuant to a separate warrant agreement, the Company issued warrants to purchase 7.8 million shares of Class A common stock with an exercise price of $4.34 per share (the "Crestview Warrants"). The Crestview Warrants are exercisable until September 16, 2021, and the per share exercise price is subject to standard weighted average adjustments in the event that the Company issues additional shares of common stock or common stock derivatives for less than the fair market value per share, as defined in the Crestview Warrants, as of the date of such issuance. In addition, the number of shares of Class A common stock issuable upon exercise of the Crestview Warrants, and the exercise price of the Crestview Warrants, are subject to adjustment in the, case of stock splits, dividends and the like. As of March 31, 2014, all 7.8 million Crestview Warrants remained outstanding at an adjusted exercise price of $4.32 per share.

10. Stock-Based Compensation Expense
On February 16, 2012, the Company granted 161,724 shares of time-vesting restricted Class A common stock, with an aggregate grant date fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year. In addition, on February 16, 2012, the Company granted time-vesting stock options to purchase 1.4 million shares of Class A common stock to certain Company employees, with an aggregate grant date fair value of $3.3 million. The options have an exercise price of $4.34 per share, with 30% of the awards having vested on each of September 16, 2012 and February 16, 2013, and 20% having vested on February 16, 2014 and the final 20% vesting on February 16, 2015.
On December 27, 2012, the Company issued 0.8 million stock options to an officer of the Company for 0.8 million shares of Class A common stock with an aggregate grant date fair value of $1.1 million. The options have an exercise price of $4.34 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
On May 9, 2013, the Company granted 168,540 shares of time-vesting restricted Class A common stock, with an aggregate grant fair value of $0.6 million, to the non-employee directors of the Company with a cliff vesting term of one year.
During the three months ended March 31, 2014, the Company granted 0.4 million stock options, with an aggregate grant date fair value of $1.7 million. The options range in exercise price from $6.26 to $7.74 per share, and provide for vesting on each of the first four anniversaries of the date of grant, with 30% of the award vesting on each of the first two anniversaries thereof, and 20% of the award vesting on each of the next two anniversaries thereof.
For the three months ended March 31, 2014, and 2013 the Company recognized approximately $4.1 million and $2.7 million, respectively in stock-based compensation expense related to equity awards.
As of March 31, 2014, unrecognized stock-based compensation expense of approximately $38.2 million related to equity awards is expected to be recognized over a weighted average remaining life of 3.14 years. Unrecognized stock-based compensation expense for equity awards will be adjusted for future changes in estimated forfeitures.
The total fair value of restricted stock awards that vested during the three months ended March 31, 2014 was $1.0 million. The total fair value of restricted stock awards that vested during the three months ended March 31, 2013 was $1.5 million. 1.1 million and 0 stock options were exercised during the three months ended March 31, 2014 and 2013, respectively.

11. Earnings (Loss) Per Share
For all periods presented, the Company has disclosed basic and diluted earnings (loss) per common share utilizing the two-class method. Basic earnings (loss) per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In accordance with the terms of the Company's certificate of incorporation, the Company allocates undistributed net income (loss) from continuing operations after any allocation for preferred stock dividends between each class of common stock on an equal basis.
Non-vested restricted shares of Class A common stock and the Company Warrants were considered participating securities for purposes of calculating basic weighted average common shares outstanding in periods in which the Company records net income. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share after assuming issuance of common stock for all potentially dilutive equivalent shares, which includes stock options and certain other warrants to purchase common stock. Antidilutive instruments are not considered in this calculation. Under the two-class method, net income (loss) is allocated to common stock and participating securities to the extent that each security may share in earnings (loss), as if all of the earnings (loss) for the period had been distributed. Earnings (loss) are allocated to each participating security and common shares equally, after deducting dividends declared or accretion on preferred stock.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2014 and 2013 (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Basic Loss Per Share
Numerator:
Undistributed net loss from continuing operations	$(9,269)	$(26,663)
Less:
Dividends declared on redeemable preferred stock	—	2,652
Accretion of redeemable preferred stock	—	982
Basic undistributed net loss from continuing operations attributable to common shares	$(9,269)	$(30,297)
Denominator:
Basic weighted average shares outstanding	215,704	174,748
Basic undistributed net loss from continuing operations per share--attributable to common shares	$(0.04)	$(0.17)
Diluted Loss Per Share:
Numerator:
Undistributed net loss from continuing operations	$(9,269)	$(26,663)
Less:
Dividends declared on redeemable preferred stock	—	2,652
Accretion of redeemable preferred stock	—	982
Basic undistributed net loss from continuing operations attributable to common shares	$(9,269)	$(30,297)
Denominator:
Basic weighted average shares outstanding	215,704	174,748
Effect of dilutive stock options and warrants	—	—
Diluted weighted average shares outstanding	215,704	174,748
Diluted undistributed net loss from continuing operations attributable to common shares	$(0.04)	$(0.17)

Potentially dilutive equivalent shares outstanding for the three months ended March 31, 2014 and 2013 excluded from the computation of diluted loss per share consisted of approximately 23.2 million and 39.8 million shares, respectively, of common stock underlying outstanding warrants and stock options.

12. Income Taxes
For the three months ended March 31, 2014, the Company recorded an income tax benefit of $7.6 million on a pre-tax loss from continuing operations of $16.9 million, resulting in an effective tax rate for the three months ended March 31, 2014 of approximately 45.0%. For the three months ended March 31, 2013, the Company recorded an income tax expense of $2.0 million on a pre-tax loss from continuing operations of $24.7 million, resulting in an effective tax rate for the three months ended March 31, 2013 of approximately (8.0)%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended March 31, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the three months ended March 31, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes, tax amortization of broadcast licenses and goodwill, changes in the valuation allowance on net deferred tax assets as well as the application of the exception to the intra-period allocation tax accounting rules in accordance with ASC Topic 740, Accounting for Income Taxes ("ASC Topic 740") between continuing and discontinued operations which requires that continuing operations benefits from the lesser of the tax provision associated with discontinued operations or the overall provision on continuing operations. We believe our annual effective tax rate before discrete items for fiscal year 2014 will be approximately 39.0%.

The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740.
As of March 31, 2014, the Company has a valuation allowance of $18.9 million related to certain net operating loss carryforwards for which the Company does not believe they will to meet the more likely than not recognition standard for recovery. As of March 31, 2013, the Company maintained a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company's indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets were available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
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
The radio broadcast industry’s principal ratings service is Nielsen Audio, which publishes surveys for domestic radio markets. Certain of the Company’s subsidiaries have agreements with Nielsen Audio under which they receive programming ratings materials in a majority of their respective markets. The remaining aggregate obligation under the agreements with Nielsen Audio is approximately $153.5 million and is expected to be paid in accordance with the agreements through December 2017.
The Company engages Katz Media Group, Inc. (“Katz”) as its national advertising sales agent. The national advertising agency contract with Katz contains termination provisions that, if exercised by the Company during the term of the contract, would obligate the Company to pay a termination fee to Katz, calculated based upon a formula set forth in the contract.
On September 13, 2013, the Company and Pulser entered into the Rdio Agreement which provides that Cumulus will act as the exclusive promotional agent for Rdio ad products, including display, mobile, in-line audio, synced banners and other digital inventory that may become available from time to time. In exchange for $75.0 million of promotional commitments over five years, Cumulus will receive 15% of the current fully-diluted equity of Pulser, with the opportunity to earn additional equity in the form of warrants based on the achievement of certain performance milestones over the term of the Rdio Agreement.
The Company is committed under various contractual agreements to pay for broadcast rights that include news services and to pay for executives, talent, research, weather and other services.
The Company from time to time enters into radio network contractual obligations to guarantee a minimum amount of revenue share to contractual counterparties on certain programming in future years. Generally, these guarantees are subject to decreases dependent on clearance targets achieved. As of March 31, 2014, the Company believes that it will meet such minimum obligations.
On January 2, 2014 (the "Commencement Date”), Merlin Media, LLC (“Merlin”) and the Company entered into the Chicago LMA. Under this LMA, the Company is responsible for operating two FM radio stations in Chicago, Illinois, for monthly fees payable to Merlin of approximately $0.3 million, $0.4 million, $0.5 million and $0.6 million in the first, second, third and fourth years, respectively, following the Commencement Date in exchange for the Company retaining the operating profits from these radio stations.

In connection therewith, the Company and Merlin also entered into an agreement pursuant to which the Company has the right to purchase these two FM radio stations until October 4, 2017, for an amount in cash equal to the greater of (i) $70.0 million minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date or the date that is four years after the Commencement Date; or (ii) $50.0 million, and Merlin has the right to require the Company to purchase these two FM radio stations at any time during a ten-day period commencing October 4, 2017 for $71.0 million, minus the aggregate amount of monthly fees paid by the Company on or prior to the earlier of the closing date and the date that is four years after the Commencement Date.
As described in Note 2, “Acquisitions and Dispositions”, the Company may be required to pay additional cash consideration for the acquisition of WFME in New York.
Legal Proceedings
On February 28, 2014, the Company entered into a settlement agreement that provided for the mutual release and settlement of a number of lawsuits related to WestwoodOne that originated prior to our acquisition of WestwoodOne. The liability under this agreement, which is not material to the Company, will be paid out over an 18 month period and will be paid from an escrow fund holding a portion of the purchase price paid to complete the WestwoodOne Acquisition, which fund was created to reimburse the Company for liabilities associated with certain outstanding legal claims.

14. Supplemental Condensed Consolidating Financial Information
At March 31, 2014, Cumulus (the "Parent Guarantor") and certain of its 100% owned subsidiaries (such subsidiaries, the “Subsidiary Guarantors”) provided guarantees of the obligations of Cumulus Holdings (the "Subsidiary Issuer") under the 7.75% Senior Notes. These guarantees are full and unconditional (subject to customary release provisions) as well as joint and several. Certain of the Subsidiary Guarantors may be subject to restrictions on their respective ability to distribute earnings to Cumulus Holdings or the Parent Guarantor. Not all of the subsidiaries of Cumulus and Cumulus Holdings guarantee the 7.75% Senior Notes (such non-guaranteeing subsidiaries, collectively, the “Subsidiary Non-guarantors”).
The following tables present (i) unaudited condensed consolidating statements of operations for the three months ended March 31, 2014 and 2013, (ii) unaudited condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, and (iii) unaudited condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, of each of the Parent Guarantor, Cumulus Holdings, the Subsidiary Guarantors, and the Subsidiary Non-guarantors. The results have been adjusted for discontinued operations (see Note 3 "Discontinued Operations").
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
Effective January 1, 2013, the Company completed an internal restructuring where all of the operations, with the exception of any equity-related transactions, of the Parent Guarantor were legally transferred to the Subsidiary Issuer. These changes have been reflected in the supplemental condensed consolidating financial statements for all periods presented.

Revision to Prior Period Financial Statements
During the fourth quarter of 2013, Cumulus Media Inc. determined that it did not properly classify certain intercompany transactions in its supplemental condensed consolidating financial information footnote in previous 2013 interim periods. Specifically, the Company should have presented the changes in assets and liabilities within operating activities for the Parent Guarantor as intercompany transactions, net within financing activities. There was no impact on the condensed consolidated balance sheet or statement of income.
In accordance with accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 99, Materiality), the Company assessed the materiality of the errors and concluded that the errors were not material to any of the Company’s previously issued financial statements. As permitted by the accounting guidance found in ASC 250-10 (SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Company has presented a revised condensed consolidated statement of cash flows for the three months ended March 31, 2013 and will revise the interim condensed consolidated statements of cash flows in future quarterly filings.

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenues	$—	$104	$291,940	$—	$—	$292,044
Operating expenses:
Content costs	—	—	108,493	—	—	108,493
Other direct operating expenses	—	—	114,744	591	—	115,335
Depreciation and amortization	—	458	28,423	—	—	28,881
LMA fees	—	—	1,557	—	—	1,557
Corporate expenses (including stock-based compensation expense of $4,091)	—	19,194	—	—	—	19,194
Gain on sale of assets or stations	—	—	(538)	—	—	(538)
Total operating expenses	—	19,652	252,679	591	—	272,922
Operating (loss) income	—	(19,548)	39,261	(591)	—	19,122
Non-operating (expense) income:
Interest (expense) income, net	(2,576)	(33,442)	129	(45)	—	(35,934)
Other expense, net	—	—	(65)	—	—	(65)
Total non-operating (expense) income, net	(2,576)	(33,442)	64	(45)	—	(35,999)
(Loss) income before income taxes	(2,576)	(52,990)	39,325	(636)	—	(16,877)
Income tax benefit (expense)	942	19,061	(12,599)	204	—	7,608
(Loss) income from continuing operations	(1,634)	(33,929)	26,726	(432)	—	(9,269)
(Loss) earnings from consolidated subsidiaries	(7,635)	26,294	(432)	—	(18,227)	—
Net (loss) income	$(9,269)	$(7,635)	$26,294	$(432)	$(18,227)	$(9,269)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Net revenues	$—	$—	$217,839	$—	$—	$217,839
Operating expenses:
Content costs	—	—	61,951	—	—	61,951
Other direct operating expenses	—	—	92,991	489	—	93,480
Depreciation and amortization	—	497	27,099	—	—	27,596
LMA fees	—	—	946	—	—	946
Corporate expenses (including stock-based compensation expense of $2,663)	—	14,018	—	—	—	14,018
Loss on sale of assets or stations	—	—	1,309	—	—	1,309
Gain on derivative instrument	—	—	(738)	—	—	(738)
Total operating expenses	—	14,515	183,558	489	—	198,562
Operating (loss) income	—	(14,515)	34,281	(489)	—	19,277
Non-operating (expense) income:						—
Interest (expense) income, net	(2,142)	(42,112)	2	—	—	(44,252)
Other expense, net	—	—	287	—	—	287
Total non-operating (expense) income, net	(2,142)	(42,112)	289	—	—	(43,965)
(Loss) income before income taxes	(2,142)	(56,627)	34,570	(489)	—	(24,688)
Income tax expense	—	—	(219)	(1,756)	—	(1,975)
(Loss) income from continuing operations	(2,142)	(56,627)	34,351	(2,245)	—	(26,663)
Income from discontinued operations, net of taxes	—	—	6,348	11,327	—	17,675
(Loss) earnings from consolidated subsidiaries	(6,846)	49,781	9,082	—	(52,017)	—
Net (loss) income	$(8,988)	$(6,846)	$49,781	$9,082	$(52,017)	$(8,988)

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2014
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,807	$25,398	$65	$—	$—	$37,270
Restricted cash	—	6,146	—	—	—	6,146
Accounts receivable, less allowance for doubtful accounts of $5.413	—	—	—	232,172	—	232,172
Trade receivable	—	—	4,185	—	—	4,185
Prepaid expenses and other current assets	—	60,546	26,281	—	—	86,827
Total current assets	11,807	92,090	30,531	232,172	—	366,600
Property and equipment, net	—	2,852	243,595	—	—	246,447
Broadcast licenses	—	—	—	1,597,250	—	1,597,250
Other intangible assets, net	—	—	295,518	—	—	295,518
Goodwill	—	—	1,256,015	—	—	1,256,015
Investment in consolidated subsidiaries	585,372	4,055,517	1,120,781	—	(5,761,670)	—
Intercompany receivables, net	—	90,803	1,295,456	—	(1,386,259)	—
Other assets	—	46,603	22,902	887	—	70,392
Total assets	$597,179	$4,287,865	$4,264,798	$1,830,309	$(7,147,929)	$3,832,222
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:						—
Accounts payable and accrued expenses	$—	$32,701	$118,162	$—	$—	$150,863
Trade payable	—	—	3,380	—	—	3,380
Current portion of long-term debt	—	19,376	—	—	—	19,376
Total current liabilities	—	52,077	121,542	—	—	173,619
Long-term debt, excluding 7.75% Senior Notes	—	1,967,647	—	—	—	1,967,647
7.75% Senior Notes	—	610,000	—	—	—	610,000
Other liabilities	—	10,430	63,644	—	—	74,074
Intercompany payables, net	90,803	1,062,339	—	233,117	(1,386,259)	—
Deferred income taxes	—	—	24,095	476,411	—	500,506
Total liabilities	90,803	3,702,493	209,281	709,528	(1,386,259)	3,325,846
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 238,817,762 shares issued and 213,713,494 shares outstanding	2,387	—	—	—	—	2,387
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 3,315,238 shares issued and outstanding	33	—	—	—	—	33
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 25,104,268 shares	(257,214)	—	—	—	—	(257,214)
Additional paid-in-capital	1,612,552	227,256	4,187,729	2,094,986	(6,509,971)	1,612,552
Accumulated (deficit) equity	(851,388)	358,116	(132,212)	(974,205)	748,301	(851,388)
Total stockholders’ equity (deficit)	506,376	585,372	4,055,517	1,120,781	(5,761,670)	506,376
Total liabilities and stockholders’ equity (deficit)	$597,179	$4,287,865	$4,264,798	$1,830,309	$(7,147,929)	$3,832,222

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2013
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,804	$20,988	$—	$—	$—	$32,792
Restricted cash	—	6,146	—	—	—	6,146
Accounts receivable, less allowance for doubtful accounts of $5,306	—	—	—	264,805	—	264,805
Trade receivable	—	—	4,419	—	—	4,419
Prepaid expenses and other current assets	—	5,948	62,945	—	—	68,893
Total current assets	11,804	33,082	67,364	264,805	—	377,055
Property and equipment, net	—	3,272	251,430	—	—	254,702
Broadcast licenses	—	—	—	1,596,337	—	1,596,337
Other intangible assets, net	—	—	315,490	—	—	315,490
Goodwill	—	—	1,256,741	—	—	1,256,741
Investment in consolidated subsidiaries	589,163	3,824,690	1,118,952	—	(5,532,805)	—
Intercompany receivables, net	—	88,227	1,011,218	24,090	(1,123,535)	—
Other assets	—	46,774	22,440	896	—	70,110
Total assets	$600,967	$3,996,045	$4,043,635	$1,886,128	$(6,656,340)	$3,870,435
Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$24,966	$121,521	$50	$—	$146,537
Trade payable	—	—	3,846	—	—	3,846
Current portion of long-term debt	—	5,937	—	—	—	5,937
Total current liabilities	—	30,903	125,367	50	—	156,320
Long-term debt, excluding 7.75% Senior Notes	—	1,985,956	—	—	—	1,985,956
7.75% Senior Notes	—	610,000	—	—	—	610,000
Secured loan	—	—	—	25,000	—	25,000
Other liabilities	—	10,430	69,483	—	—	79,913
Intercompany payables, net	88,227	769,593	—	265,715	(1,123,535)	—
Deferred income taxes	—	—	24,095	476,411	—	500,506
Total liabilities	88,227	3,406,882	218,945	767,176	(1,123,535)	3,357,695
Stockholders’ equity (deficit):
Class A common stock, par value $0.01 per share; 750,000,000 shares authorized; 222,399,019 shares issued and outstanding	2,223	—	—	—	—	2,223
Class B common stock, par value $0.01 per share; 600,000,000 shares authorized; 15,424,944 shares issued and outstanding	154	—	—	—	—	154
Class C common stock, par value $0.01 per share; 644,871 shares authorized, issued and outstanding	6	—	—	—	—	6
Treasury stock, at cost, 24,205,200 shares	(251,193)	—	—	—	—	(251,193)
Additional paid-in-capital	1,603,669	223,412	3,983,196	2,092,725	(6,299,333)	1,603,669
Accumulated (deficit) equity	(842,119)	365,751	(158,506)	(973,773)	766,528	(842,119)
Total stockholders’ equity (deficit)	512,740	589,163	3,824,690	1,118,952	(5,532,805)	512,740
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$600,967	$3,996,045	$4,043,635	$1,886,128	$(6,656,340)	$3,870,435

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2014
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,269)	$(7,635)	$26,294	$(432)	$(18,227)	$(9,269)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	458	28,423	—	—	28,881
Amortization of debt issuance costs/discounts	—	2,270	—	48	—	2,318
Provision for doubtful accounts	—	—	568	—	—	568
Gain on sale of assets or stations	—	—	(538)	—	—	(538)
Fair value adjustment of derivative instruments	—	14	—	—	—	14
Deferred income taxes	—	(7,631)	—	—	—	(7,631)
Stock-based compensation expense	—	4,091	—	—	—	4,091
Earnings (loss) from consolidated subsidiaries	7,635	(26,294)	432	—	18,227	—
Changes in assets and liabilities	—	58,784	(73,359)	33,017	—	18,442
Net cash (used in) provided by operating activities	(1,634)	24,057	(18,180)	32,633	—	36,876
Cash flows from investing activities
Proceeds from sale of assets or stations	—	—	1,054	—	—	1,054
Capital expenditures	—	(38)	(1,297)	—	—	(1,335)
Net cash (used in) provided by investing activities	—	(38)	(243)	—	—	(281)
Cash flows from financing activities:
Intercompany transactions, net	1,482	(12,337)	18,488	(7,633)	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(5,937)	—	(25,000)	—	(30,937)
Tax withholding payments on behalf of employees	—	(1,314)	—	—	—	(1,314)
Proceeds from exercises of warrants	38	—	—	—	—	38
Proceeds from exercises of options	117	—	—	—	—	117
Deferred financing costs	—	(21)	—	—	—	(21)
Net cash provided by (used in) financing activities	1,637	(19,609)	18,488	(32,633)	—	(32,117)
Increase in cash and cash equivalents	3	4,410	65	—	—	4,478
Cash and cash equivalents at beginning of period	11,804	20,988	—	—	—	32,792
Cash and cash equivalents at end of period	$11,807	$25,398	$65	$—	$—	$37,270

CUMULUS MEDIA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013
(Dollars in thousands)
(Unaudited)

	Cumulus Media Inc. (Parent Guarantor)	Cumulus Media Holdings Inc. (Subsidiary Issuer)	Subsidiary Guarantors	Subsidiary Non-guarantors	Eliminations	Total Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,988)	$(6,846)	$49,781	$9,082	$(52,017)	$(8,988)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	497	28,433	—	—	28,930
Amortization of debt issuance costs/discount	—	2,624	—	—	—	2,624
Provision for doubtful accounts	—	—	529	—	—	529
Loss on sale of assets or stations	—	—	1,309	—	—	1,309
Fair value adjustment of derivative instruments	—	5	(738)	—	—	(733)
Deferred income taxes	—	—	—	(9,573)	—	(9,573)
Stock-based compensation expense	—	2,663	—	—	—	2,663
Earnings (loss) from consolidated subsidiaries	6,846	(49,781)	(9,082)	—	52,017	—
Changes in assets and liabilities	—	(446)	38,000	491	—	38,045
Net cash (used in) provided by operating activities	(2,142)	(51,284)	108,232	—	—	54,806
Cash flows from investing activities:
Restricted cash	—	(175)	—	—	—	(175)
Proceeds from sale of assets or stations	—	—	467	—	—	467
Proceeds from exchange of asset or stations	—	—	(52,066)	—	—	(52,066)
Capital expenditures	—	(87)	(1,899)	—	—	(1,986)
Net cash (used in) investing activities	—	(262)	(53,498)	—	—	(53,760)
Cash flows from financing activities:
Intercompany transactions, net	(76,817)	135,855	(59,038)	—	—	—
Repayments of borrowings under term loans and revolving credit facilities	—	(3,313)	—	—	—	(3,313)
Tax withholding payments on behalf of employees	—	(337)	—	—	—	(337)
Series A preferred stock dividends	(2,652)	—	—	—	—	(2,652)
Proceeds from exercises of warrants	12	—	—	—	—	12
Net cash (used in) provided by financing activities	(79,457)	132,205	(59,038)	—	—	(6,290)
(Decrease) increase in cash and cash equivalents	(81,599)	80,659	(4,304)	—	—	(5,244)
Cash and cash equivalents at beginning of period	81,599	—	6,451	—	—	88,050
Cash and cash equivalents at end of period	$—	$80,659	$2,147	$—	$—	$82,806

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report. This discussion, as well as various other sections of this quarterly report, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors, including, but not limited to, risks and uncertainties relating to the need for additional funds to execute our business strategy, our inability to renew one or more of our broadcast licenses, changes in interest rates, our ability to complete any acquisitions pending from time to time, the timing, costs and synergies resulting from the integration of any completed acquisitions, our ability to eliminate certain costs, our ability to manage rapid growth, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, any material changes from the preliminary to final purchase price allocations in completed acquisitions, the impact of general economic conditions in the United States or in specific markets in which we currently do or expect to do business, industry conditions, including existing competition and future competitive technologies, cancellation, disruptions or postponements of advertising schedules in response to national or world events, our ability to generate revenue from new sources, including technology-based initiatives, the impact of regulatory rules or proceedings that may affect our business, or any acquisitions, from time to time, other risk factors described from time to time in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended December 31, 2013 and subsequently filed Forms 10-Q. Many of these risks and uncertainties are beyond our control, and the unexpected occurrence or failure to occur of any such events or matters could significantly alter our actual results of operations or financial condition.
For additional information about certain of the matters discussed and described in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, including certain defined terms used herein, see the notes to the accompanying unaudited condensed consolidated financial statements included elsewhere in this quarterly report.
Our Business
Our industry leading audio advertising platform reaches a weekly audience of over 259 million. We provide content and services to more than 10,000 radio stations, including its 460 owned and operated stations in 93 U.S. media markets, and operate a national streaming/mobile platform in partnership with digital audio provider Rdio.
Operating Overview
We believe that we have created a leading audio advertising platform with a true national platform to further leverage and expand upon our strengths, market presence and programming. Specifically we have an extensive radio station portfolio, including a presence in eight of the top 10 markets, and broad diversity in format, listener base, geography, advertiser base and revenue stream, designed to reduce our dependence on any single demographic, region or industry. Our nationwide platform generates premium content distributable through both broadcast and digital platforms. Our increased scale allows larger, significant investments in the local digital media marketplace enabling us to leverage our local digital platforms and strategies, including our social commerce initiatives across additional markets. We believe our national platform perspective will allow us to optimize our available advertising inventory while providing holistic and comprehensive solutions for our customers.
Cumulus believes that our capital structure provides adequate liquidity and scale for Cumulus to operate and grow our current business, as well as pursue and finance potential strategic acquisitions in the future.
Liquidity Considerations
Historically, our principal needs for funds have been for acquisitions of radio stations and networks, expenses associated with our station, network and corporate operations, capital expenditures, and interest and debt service payments. We believe that our funding needs in the future will be for substantially similar matters.
Our principal sources of funds have primarily been cash flow from operations and borrowings under credit facilities in existence from time to time. Our cash flow from operations is subject to such factors as shifts in population, station listenership, demographics, audience tastes, and fluctuations in preferred advertising media. In addition, customers may not be able to pay, or may delay payment of, accounts receivable that are owed to us, which risks may be exacerbated in challenging economic periods. In recent periods, management has taken steps to mitigate this risk through heightened collection efforts and enhancements to our credit approval process, although no assurances as to the longer-term success of these efforts can be provided. In addition, we believe that our broad diversity in format, listener base, geography, advertiser base and revenue stream helps us to reduce our dependence on any single demographic, region or industry. We continually monitor our capital structure and from time to time have evaluated, and expect that we will continue to evaluate future opportunities to obtain, other public or private capital from the divestiture of radio stations or other assets that are not a part of, or do not complement, our strategic operations, as well as the issuance of equity and/or debt securities, in each case subject to market and other conditions in existence at the appropriate time. No assurances can be provided that any source of funds would be available when needed on terms acceptable to the Company, or at all.
In furtherance of our strategy, we have recently undertaken a number of transactions to further strengthen our balance sheet and improve our cash flows. On December 23, 2013, we entered into the Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement consists of a $2.025 billion term loan (the “Term Loan”) maturing in December 2020 and a $200.0 million revolving credit facility (the "Revolving Credit Facility") maturing in December 2018. Under the Revolving Credit Facility, up to $30.0 million of availability may be drawn in the form of letters of credit. Upon entry into the Credit Agreement, we used Term Loan borrowings of $2.025 billion to repay in full all amounts outstanding under the first lien term loan and second lien term loan under our pre-existing credit agreements.
In the event amounts are outstanding under the Revolving Credit Facility or any letters of credit are outstanding that have not been collateralized by cash as of the end of each quarter, the Credit Agreement requires compliance with a consolidated first lien net leverage ratio covenant. The required ratio at March 31, 2014 was 5.75 to 1. The ratio periodically decreases until it reaches 4.00 to 1 on March 31, 2018. As of March 31, 2014, we were in compliance with all of our covenants under the Credit Agreement.
On December 6, 2013, we entered into a 5-year, $50.0 million revolving accounts receivable securitization facility (the “Securitization Facility”) with General Electric Capital Corporation, as a lender, as swing line lender and as administrative agent (together with any other lenders party thereto from time to time, the “Lenders”). In connection with the entry into the Securitization Facility, pursuant to a Receivables Sale and Servicing Agreement, dated as of December 6, 2013 (the “Sale Agreement”), certain subsidiaries of the Company (collectively, the "Originators") sell and/or contribute their existing and future accounts receivable to a special purpose entity and wholly owned subsidiary of the Company (the “SPV”). The SPV may thereafter make borrowings from the Lenders, which borrowings are secured by those receivables, pursuant to a Receivables Funding and Administration Agreement, dated as of December 6, 2013 (the “Funding Agreement”).
At March 31, 2014, our long-term debt consisted of $2.019 billion outstanding under the Term Loan and $610.0 million in 7.75% Senior Notes.
We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds and determined, based on our financial condition as of March 31, 2014, that cash on hand, cash expected to be generated from operating activities and cash expected to be available from various financing sources will be sufficient to satisfy our anticipated financing needs for working capital, capital expenditures, interest and debt service payments, and any repurchases of securities and other debt obligations through at least March 31, 2015.
Advertising Revenue and Adjusted EBITDA
Our primary source of revenues is the sale of advertising time. Our sales of advertising time are primarily affected by the demand from local, regional and national advertisers which impacts the advertising rates charged by us. Advertising demand and rates are based primarily on the ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by various ratings agencies on a periodic basis. We endeavor to develop strong listener loyalty and we believe that the diversification of our formats and programs helps to insulate us from the effects of changes in the musical tastes of the public with respect to any particular format as a substantial portion of our revenue comes from non-music format and proprietary content. In addition, we believe that the platform that we own and operate, which has increased diversity in terms of format, listener base, geography, advertiser base and revenue stream as a result of our acquisitions and the development of our strategy to focus on radio stations in larger markets and geographically strategic regional clusters, will further reduce our revenue dependence on any single demographic, region or industry.
We strive to maximize revenue by managing our on-air inventory of advertising time and adjusting prices up or down based on supply and demand. The optimal number of advertisements available for sale depends on the programming format of a particular radio program. Each sales vehicle has a general target level of on-air inventory available for advertising. This target level of advertising inventory may vary at different times of the day but tends to remain stable over time. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across each cluster of stations, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group. In the broadcasting industry, we sometimes utilize trade or barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of for cash. Trade revenue totaled $9.4 million and $4.9 million for the three months ended March 31, 2014 and 2013, respectively. Our advertising contracts are generally short-term. We generate most of our revenue from local and regional advertising, which is sold primarily by a station’s sales staff. Local and regional advertising typically represents a majority of our net revenues.
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
Our advertising revenues vary by quarter throughout the year. As is typical with advertising revenue supported businesses, our first calendar quarter typically produces the lowest revenues of a last twelve month period, as advertising generally declines following the winter holidays. The second and fourth calendar quarters typically produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. We continually evaluate opportunities to increase revenues through new platforms, including technology-based initiatives.
Adjusted EBITDA is the financial metric utilized by management to analyze the cash flow generated by our business. This measure isolates the amount of income generated by our core operations after the incurrence of corporate, general and administrative expenses. Management also uses this measure to determine the contribution of our core operations, including the corporate resources employed to manage the operations, to the funding of our other operating expenses and to the funding of debt service and acquisitions. In addition, Adjusted EBITDA is a key metric for purposes of calculating and determining our compliance with certain covenants contained in our credit facility.
In deriving this measure, management excludes depreciation, amortization, and stock-based compensation expense, as these do not represent cash payments for activities directly related to the operation of the core operations. In addition, we exclude LMA fees from our calculation of Adjusted EBITDA, even though these items require a cash settlement, because they are excluded from the definition of Adjusted EBITDA contained in our Credit Agreement. Management excludes any gain or loss on the exchange or sale of any assets as it does not represent a cash transaction. Management also excludes any gain or loss on derivative instruments as it does not represent a cash transaction nor are they associated with core operations. Expenses relating to acquisitions and restructuring costs are also excluded from the calculation of Adjusted EBITDA as they are not directly related to our core operations. Management excludes any impairment of goodwill and intangible assets as they do not require a cash outlay.
Management believes that Adjusted EBITDA, although not a measure that is calculated in accordance with GAAP, nevertheless is commonly employed by the investment community as a measure for determining the market value of a media company. Management has also observed that Adjusted EBITDA is routinely employed to evaluate and negotiate the potential purchase price for media companies and is a key metric for purposes of calculating and determining compliance with certain covenants in our credit facility. Given the relevance to our overall value, management believes that investors consider the metric to be extremely useful.
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

Results of Operations
The following analysis of selected data from our unaudited condensed consolidated statements of operations and other supplementary data should be referred to while reading the results of operations discussion that follows (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	% Change
STATEMENT OF OPERATIONS DATA:
Net revenues	$292,044	$217,839	34.1%
Content costs	108,493	61,951	75.1%
Other direct operating expenses	115,335	93,480	23.4%
Depreciation and amortization	28,881	27,596	4.7%
LMA fees	1,557	946	64.6%
Corporate expenses (including stock-based compensation expense)	19,194	14,018	36.9%
(Gain) loss on sale of assets or stations	(538)	1,309	(141.1)%
Gain on derivative instrument	—	(738)	(100.0)%
Operating income	19,122	19,277	(0.8)%
Interest expense, net	(35,934)	(44,252)	(18.8)%
Other expense, net	(65)	287	(122.6)%
Loss from continuing operations before income taxes	(16,877)	(24,688)	(31.6)%
Income tax benefit (expense)	7,608	(1,975)	(485.2)%
Loss from continuing operations	(9,269)	(26,663)	(65.2)%
Income from discontinued operations, net of taxes	—	17,675	(100.0)%
Net loss	$(9,269)	$(8,988)	3.1%
OTHER DATA:
Adjusted EBITDA	$58,745	$53,444	9.9%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Net Revenues
Net revenues for the three months ended March 31, 2014 increased $74.2 million, or 34.1%, to $292.0 million, compared to $217.8 million for the three months ended March 31, 2013. The increase resulted from increases of $63.6 million, $5.2 million, $1.3 million and $4.1 million in broadcast advertising, digital advertising, political advertising and license fees and other revenue, respectively. These increases were primarily attributable to the addition of the operations of WestwoodOne, which was acquired by the Company in December 2013.
Content Costs
Content costs consist of all costs related to the licensing, acquisition and development of our programming.
The following table presents our content costs as a percentage of total net revenues for the periods presented:

	Three Months Ended March 31,
	2014	2013
Content costs	37.1%	28.4%
Content costs for the three months ended March 31, 2014 increased $46.5 million, or 75.1%, to $108.5 million, compared to $62.0 million for the three months ended March 31, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne, in addition to expenses related to our local and national content initiatives, including our NASH country brand.
Other Direct Operating Expenses
Other direct operating expenses consist of expenses related to the distribution and monetization of our content across our platform and overhead expenses.
Other direct operating expenses for the three months ended March 31, 2014 increased $21.9 million, or 23.4%, to $115.3 million, compared to $93.5 million for the three months ended March 31, 2013. This increase was primarily attributable to the addition of the operations of WestwoodOne in addition to an increase in variable selling costs associated with our increase in revenue.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2014 increased $1.3 million, or 4.7%, to $28.9 million, compared to $27.6 million for the three months ended March 31, 2013. This increase was due to a $1.8 million increase in depreciation expense which was primarily attributable to expense related to the assets of WestwoodOne, offset by a $0.5 million decrease in amortization expense on our definite lived intangible assets, which resulted from the accelerated amortization methodology we have applied since acquisition of these assets that is based on the expected pattern in which the underlying assets' economic benefits are consumed.
Corporate Expenses, Including Stock-based Compensation Expense
Corporate expenses consist primarily of compensation and related costs for our executive, finance, human resources, information technology and legal personnel and fees for professional services. Professional services are principally comprised of outside legal, audit and consulting services.
Corporate expenses, including stock-based compensation expense, for the three months ended March 31, 2014 increased $5.2 million, or 36.9%, to $19.2 million, compared to $14.0 million for the three months ended March 31, 2013. This increase is primarily due to an increase of $4.2 million in acquisition related restructuring expenses, legal costs related to the WestwoodOne acquisition and a $1.4 million increase in stock-based compensation expense, partially offset by a $0.4 million decrease in other overhead costs.
Interest Expense, net
Total interest expense, net of interest income, for the three months ended March 31, 2014 decreased $8.3 million, or 18.8%, to $35.9 million compared to $44.3 million for the three months ended March 31, 2013. Interest expense associated with outstanding debt decreased by $7.8 million to $21.8 million as compared to $29.7 million in the prior year period. This decrease was due to lower average indebtedness outstanding resulting from principal repayments and a lower weighted average cost of debt due to the December 2013 entry into the Credit Agreement.
The following summary details the components of our interest expense, net of interest income (dollars in thousands):

	Three Months Ended March 31,		2014 vs 2013
	2014	2013	$ Change	% Change
7.75% Senior Notes	$11,819	$11,819	$—	—%
Bank borrowings – term loans and revolving credit facilities	21,840	29,680	(7,840)	(26.4)%
Other including debt cost amortization	2,606	3,018	(412)	(13.7)%
Change in fair value of interest rate cap	—	5	(5)	(100.0)%
Interest income	(331)	(270)	(61)	22.6%
Interest expense, net	$35,934	$44,252	$(8,318)	(18.8)%
Income Taxes
For the three months ended March 31, 2014, the Company recorded an income tax benefit of $7.6 million on a pre-tax loss from continuing operations of $16.9 million, resulting in an effective tax rate for the three months ended March 31, 2014 of approximately 45.0%. For the three months ended March 31, 2013, the Company recorded an income tax expense of $2.0 million on a pre-tax loss from continuing operations of $24.7 million, resulting in an effective tax rate for the three months ended March 31, 2013 of approximately (8.0)%.
The difference between the effective tax rate and the federal statutory rate of 35.0% for the three months ended March 31, 2014 primarily relates to state and local income taxes and changes in the valuation allowance on certain separate company filing jurisdiction net operating losses. For the three months ended March 31, 2013, the primary differences between the effective tax rate and federal statutory rate of 35.0% relate to state and local income taxes, tax amortization of broadcast licenses and goodwill, changes in the valuation allowance on net deferred tax assets as well as the application of the exception to the intra-period allocation tax accounting rules in accordance with ASC Topic 740, Accounting for Income Taxes ("ASC Topic 740") between continuing and discontinued operations which requires that continuing operations benefits from the lesser of the tax provision associated with discontinued operations or the overall provision on continuing operations. We believe our annual effective tax rate before discrete items for fiscal year 2014 will be approximately 39.0%.
The Company continually reviews the adequacy of the valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be recognized in accordance with ASC Topic 740.
As of March 31, 2014, the Company has a valuation allowance of $18.9 million related to certain net operating loss carryforwards for which the Company does not believe their recovery to meet the more likely than not recognition standard. As of March 31, 2013, the Company continues maintained a full valuation allowance on its net deferred tax assets excluding deferred tax liabilities associated with the Company's indefinite lived intangible assets and deferred cancellation of debt income for which no estimated amount of deferred tax assets are available to satisfy. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns as well as future profitability.
Adjusted EBITDA
As a result of the factors described above, on an as reported basis, Adjusted EBITDA for the three months ended March 31, 2014 increased $5.3 million to $58.7 million from $53.4 million for the three months ended March 31, 2013.
Reconciliation of Non-GAAP Financial Measure
The following table reconciles Adjusted EBITDA to net loss (the most directly comparable financial measure calculated and presented in accordance with GAAP) as presented in the accompanying consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,
	2014	2013	%Change
Net loss	$(9,269)	$(8,988)	(3.1)%
Income tax benefit	(7,608)	1,975	485.2%
Non-operating expenses, including net interest expense	35,999	43,965	(18.1)%
LMA fees	1,557	946	64.6%
Depreciation and amortization	28,881	27,596	4.7%
Stock-based compensation expense	4,091	2,663	53.6%
(Gain) loss on sale of assets or stations	(538)	1,309	(141.1)%
Realized gain on derivative instrument	—	(738)	(100.0)%
Acquisition-related and restructuring costs	5,382	2,214	143.1%
Franchise taxes	250	177	41.2%
Discontinued operations:
Income from discontinued operations, net of tax	—	(17,675)	(100.0)%
Adjusted EBITDA	$58,745	$53,444	9.9%

** Calculation is not meaningful.

Liquidity and Capital Resources

Cash Flows Provided by Operating Activities

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$36,876	$54,806
For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, net cash provided by operating activities decreased $17.9 million. The decrease was primarily due to a decrease in working capital driven by the timing of payments on our accounts receivable.
Cash Flows Used in Investing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net cash used in investing activities	$(281)	$(53,760)
For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, net cash used in investing activities decreased $53.5 million, primarily due to the use of $52.1 million to complete acquisitions during the three months ended March 31, 2013.
Cash Flows Used in Financing Activities

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net cash used in financing activities	$(32,117)	$(6,290)
For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, net cash used in financing activities increased $25.8 million. The increase in cash used in financing activities is primarily attributable to a $27.6 million increase in repayments on long term borrowings, partially offset by a $2.7 million decrease in dividends paid on our Series A preferred stock.
For additional detail regarding the Company’s material liquidity considerations, see “Liquidity Considerations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to our market risks from those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”).

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
At the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.
There were no changes to our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2013 Annual Report for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2008, our Board of Directors authorized the purchase, from time to time, of up to $75.0 million of our Class A Common Stock, subject to the terms and limitations obtained in any applicable agreements and compliance with other applicable legal requirements. During the three months ended March 31, 2014, we did not purchase any shares of our Class A Common Stock.

Item 6. Exhibits

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMULUS MEDIA INC.

Date: April 29, 2014	By:	/s/ Joseph P. Hannan
Joseph P. Hannan
Senior Vice President, Treasurer and Chief Financial Officer

EXHIBIT INDEX

31.1 —	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 —	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 —	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 —
The following materials from Cumulus Media Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.